Form 10-K
period 2015-12-31
CLECO CORP; CLECO POWER LLC
filed 2016-02-26
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None

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
Large accelerated filer ☐               Accelerated filer ☐                           Non-accelerated filer ☒ (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

(Continuation of cover page)

The aggregate market value of the Cleco Corporation voting stock held by non-affiliates was $3,210,376,042 as of the last business day of Cleco Corporation’s most recently completed second fiscal quarter, based on a price of $53.85 per common share, the closing price of Cleco Corporation’s common stock as reported on the NYSE on such date. Cleco Corporation’s Cumulative Preferred Stock is not listed on any national securities exchange, nor are prices for the Cumulative Preferred Stock quoted on any national automated quotation system; therefore, its market value is not readily determinable and is not included in the foregoing amount. As of February 19, 2016, there were no outstanding shares of Cleco Corporation’s preferred stock.
As of February 19, 2016, there were 60,547,639 outstanding shares of Cleco Corporation’s Common Stock, par value $1.00 per share. As of February 19, 2016, all of Cleco Power’s membership interest was owned by Cleco Corporation.

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

GLOSSARY OF TERMS
References in this filing, including all items in Parts I, II, III, and IV, to “Cleco” mean Cleco Corporation and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiaries, unless the context clearly indicates otherwise. References in Part III, Items 10, 11, and 14 to “we,” “us,” “our,” and “the Company” mean Cleco Corporation, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CAA	Clean Air Act
CCR	Coal combustion by-products or residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CPP	Clean Power Plan
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that prior to the closing of the Merger will be owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Infrastructure and Real Assets, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors.

CO2	Carbon dioxide
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana. Coughlin was transferred to Cleco Power on March 15, 2014.
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Corporation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	U.S. Department of Energy
Dolet Hills	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Cleco Corporation Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
Interconnection Agreement	One of two Interconnection and Real Estate Agreements, one between Attala and Entergy Mississippi, and the other between Perryville and Entergy Louisiana

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
Lignite Mining Agreement	Dolet Hills Mine Lignite Mining Agreement, dated as of May 31, 2001
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTIP	Cleco Corporation Long-Term Incentive Compensation Plan
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
Merger Sub	Cleco Merger Sub, Inc., a Louisiana corporation and an indirect wholly-owned subsidiary of Cleco Partners
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Corporation
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MSCI EAFE Index	Morgan Stanley Capital International Europe, Australia, Far East Index
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOAA	National Oceanic and Atmospheric Administration
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NYSE	New York Stock Exchange
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Corporation
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act, as amended
ppb	Parts per billion
PRP	Potentially Responsible Party
Registrant(s)	Cleco Corporation and/or Cleco Power
RFP	Request for Proposal
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Cleco Corporation Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP RE	Southwest Power Pool Regional Entity
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Corporation
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk
VIE	Variable Interest Entity

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Annual Report are forward-looking statements, including, without limitation, results of the Merger; future capital expenditures; projections, including those with respect to base revenue; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	certain risks and uncertainties associated with the Merger, without limitation:

▪	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement or could otherwise cause the failure of the Merger to close;

▪	the failure to obtain regulatory approvals required for the Merger, or required regulatory approvals delaying the Merger or causing the parties to abandon the Merger;

▪	the failure to obtain any financing necessary to complete the Merger;

▪	risks related to disruption of management’s attention from Cleco’s ongoing business operations due to the Merger;

▪	the outcome of any legal proceeding, regulatory proceeding, or enforcement matter that may be instituted against Cleco and others relating to the Merger;

▪	the risk that the pendency of the Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the Merger;

▪	the effect of the Merger on Cleco’s relationships with its customers, operating results, and business;

▪	the amount of the costs, fees, expenses, and charges related to the Merger;

▪	the receipt of an unsolicited offer from another party to acquire assets or capital stock of Cleco Corporation that could interfere with the Merger; and

▪	future regulatory or legislative actions that could adversely affect Cleco’s participation in the Merger.

•	regulatory factors such as changes in rate-setting practices or policies; the unpredictability in political actions of governmental regulatory bodies; adverse regulatory ratemaking actions; recovery of investments made under traditional regulation; recovery of storm restoration costs; the frequency, timing, and amount of rate increases or decreases; the impact that rate cases or requests for FRP extensions may have on operating decisions of Cleco Power; the results of periodic NERC and LPSC audits; participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers; and compliance with the ERO reliability standards for bulk power systems by Cleco Power,

•	the ability to recover fuel costs through the FAC,

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage caused by hurricanes and other storms or severe drought conditions; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs or fuel supply costs, shortages, transportation problems, or other developments; fuel mix of Cleco’s generation facilities; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

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

•	the ability of the lignite reserves at Dolet Hills to provide sufficient fuel to the Dolet Hills Power Station until at least 2036,

•	Cleco Power’s ability to maintain its right to sell wholesale generation at market-based rates within its control area,

•	Cleco Power’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	reliability of Cleco Power’s generating facilities,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

•
the impact of current or future environmental laws and regulations, including those related to CCRs, greenhouse gases, and energy efficiency that could limit or terminate the operation of certain generating units, increase costs, or reduce customer demand for electricity,

•	the ability of Cleco Power to recover from its customers the costs of compliance with environmental laws and regulations,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

•
changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,

•	legal, environmental, and regulatory delays and other obstacles associated with acquisitions, reorganizations, investments in joint ventures, or other capital projects,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,

•
changes in federal, state, or local laws (including tax laws), changes in tax rates, disallowances of tax positions, or changes in other regulating policies that may result in a change to tax benefits or expenses,

•	Cleco Corporation’s holding company structure and its dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations and pay dividends to its shareholders,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Corporation and Cleco Power,

•	ability to remain in compliance with debt covenants,

•
availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee work force factors, including work stoppages, aging workforce, and changes in key executives.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2015, and 2014 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report.
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana. Cleco Power was organized on December 12, 2000. Cleco Power is an electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. In December 2013, Cleco Power integrated its generation dispatch and transmission operations with MISO. Cleco Power is regulated by the LPSC and FERC, along with other governmental authorities. The rates Cleco Power can charge its retail customers are determined by the LPSC, and its transmission tariffs are regulated by FERC. The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. Cleco Power serves approximately 287,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power’s operations are described below. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power.”
Midstream, which was organized on September 1, 1998, under the laws of the state of Louisiana, is a merchant energy subsidiary that prior to March 15, 2014, owned and operated a merchant power plant (Coughlin). Prior to April 29, 2011, Midstream also owned an indirect interest in a merchant power plant (Acadia). During 2009, Cleco Power and Entergy Louisiana executed definitive agreements whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia Power Station. The transaction with Cleco Power was completed in February 2010, and the transaction with Entergy Louisiana was completed in April 2011. In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 long-term RFP. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. The transfer was completed on March 15, 2014. Coughlin consists of two generating units with a total nameplate capacity of 775 MW. For more information on the transfer of Coughlin to Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Coughlin Transfer.”

At December 31, 2015, Cleco had 1,207 employees.
Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.
Cleco’s website is located at https://www.cleco.com. Cleco Corporation’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s filings also can be obtained at the SEC’s Office of Investor Advocacy at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Office of Investor Advocacy may be obtained by calling the SEC at 1-800-SEC-0330. Cleco’s electronically filed reports also can be obtained on the SEC’s website located at http://www.sec.gov. Cleco’s corporate governance guidelines, code of conduct for financial managers, ethics and business standards, and the charters of its board of directors’ audit, compensation, finance, and nominating/governance committees are available on its website and available in print to any shareholder upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2015, Cleco Power had 1,005 employees. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

OPERATIONS

Cleco Power

Segment Financial Information
Summary financial results of the Cleco Power segment for years 2015, 2014, and 2013 are presented in the following table:

(THOUSANDS)	2015	2014	2013
Revenue
Electric operations	$1,142,389	$1,225,960	$1,047,548
Other operations	67,109	64,893	48,909
Electric customer credits	(2,173)	(23,530)	(1,836)
Affiliate revenue	1,142	1,326	1,338
Operating revenue, net	$1,208,467	$1,268,649	$1,095,959
Depreciation and amortization	$147,839	$144,026	$135,717
Interest charges	$76,560	$74,673	$82,677
Interest income	$725	$1,707	$1,100
Federal and state income taxes	$79,294	$76,974	$79,381
Net income	$141,350	$154,316	$150,410
Additions to property, plant, and equipment	$156,357	$206,607	$184,684
Equity investment in investee	$16,822	$14,532	$14,532
Segment assets	$4,233,337	$4,232,942	$3,932,717

For more information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2015, and 2014 — Cleco Power.”

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2015, and 2014 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2015, Cleco Power’s aggregate net electric generating capacity was 3,190 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. In October 2015, the Franklin Gas Turbine, a 7-MW natural gas generating unit, was retired. The 42-year-old unit had outlived its 30-year design life and would have required significant investment to continue to be operated in a safe and reliable manner. Additionally, in July 2015, Teche Unit 4 replaced the Franklin Gas Turbine as Cleco Power’s official blackstart unit. The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	YEAR OF INITIAL OPERATION	NAMEPLATE CAPACITY (MW)	(1)	NET CAPACITY (MW)	(2)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		419		natural gas	steam
Rodemacher Unit 2	1982	157	(3)	149	(3)	coal	steam
Madison Unit 3	2010	641		631		petroleum coke/coal	steam
Acadia Unit 1	2002	580		566		natural gas	combined cycle
Coughlin Unit 6	2000	264		242		natural gas	combined cycle
Coughlin Unit 7	2000	511		481		natural gas	combined cycle
Teche Unit 1	1953	23		15		natural gas	steam
Teche Unit 3	1971	359		331		natural gas	steam
Teche Unit 4	2011	33		35		natural gas	combustion
Dolet Hills Power Station	1986	325	(4)	321	(4)	lignite	steam
Total generating capability		3,333		3,190
(1) Nameplate capacity is the capacity at the start of commercial operations.
(2) Based on capacity testing of the generating units and operational tests performed during May, June, July, August, and December 2015. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

PERIOD	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2015	12,564	100.2
2014	9,858	74.9
2013	9,736	83.8
2012	9,143	81.3
2011	10,025	86.5

In December 2013, Cleco Power integrated its generation dispatch and transmission operations with MISO. The amount of power generated by Cleco Power is dictated by the availability of Cleco Power’s generating fleet and the manner in which MISO dispatches each generating unit. Depending on how generating units are dispatched by MISO, the amount of power generated may be greater than or less than total energy requirements. Generating units are dispatched by referencing each unit’s economic efficiency as it relates to the overall MISO market. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power.”

Fuel and Purchased Power
Changes in fuel expenses reflect fluctuations in the amount, type, and pricing of fuel used for electric generation; fuel transportation and delivery costs; and deferral of expenses for recovery from customers through the FAC in subsequent months. Changes in purchased power expenses are a result of the quantity and price of economic power purchased from the

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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

The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

		LIGNITE		COAL		NATURAL GAS		BIOMASS	PETROLEUM COKE
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	WEIGHTED AVERAGE COST PER MWh
2015	$46.87	16.9	$28.68	9.7	$21.37	50.6	$—	—	$19.80	22.8	$26.04
2014	$44.79	14.6	$27.34	15.6	$37.00	35.0	$—	—	$21.52	34.8	$31.19
2013	$42.44	15.6	$29.42	18.2	$34.60	34.4	$—	—	$21.54	31.8	$30.72
2012	$36.36	25.2	$33.03	17.0	$27.81	45.8	$17.74	*	$23.54	12.0	$30.37
2011	$30.99	23.6	$29.48	15.6	$46.39	33.8	$65.06	*	$31.70	27.0	$36.12
* Not meaningful

Power Purchases
In December 2013, Cleco Power integrated its generation dispatch and transmission operations with MISO. Consequently, MISO now makes economic and routine dispatch decisions regarding Cleco Power’s generating units. Since joining MISO, power purchases have been made at prevailing market prices, also referred to as LMP, which are highly correlated to natural gas prices. LMP includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion will have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zone. For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.”

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2.  Cleco Power has an agreement with Peabody Coal Sales LLC to provide the majority of Cleco Power’s coal needs at Rodemacher Unit 2 through 2016. The coal supply agreement is a fixed-price contract and provided for the full requirements to support Cleco Power’s minimum planned dispatch of Rodemacher Unit 2 for 2015 and provides for partial requirements for 2016. Cleco Power actively manages its inventory levels throughout the year with spot purchases, if necessary. With respect to transportation of coal, Cleco Power has an agreement with Union Pacific Railroad Company for transportation of coal from Wyoming’s Powder River Basin to Rodemacher Unit 2 through December 31, 2016. Cleco Power leases 231 railcars to transport its coal under two long-term leases, one expiring in March 2017, under which management is evaluating future options, and the other expiring in March 2021.
The continuous supply of coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. At December 31, 2015, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 255,000 tons (approximately a 106-day supply).
Cleco Power uses a combination of petroleum coke and Illinois Basin coal for generation at Madison Unit 3. Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region. During 2015, Cleco received its petroleum coke supply from refineries located along the lower Mississippi River with some spot cargo purchases being delivered from upper Mississippi refineries. Cleco purchased slightly less than 1.2 million tons of petroleum coke during 2015, the majority of which was in accordance with existing contracts ranging in terms of one to two years ending December 31, 2015, and December 31, 2016, respectively. All existing contracts have been extended and newly negotiated contracts have been completed for petroleum coke supply in 2016. Petroleum coke spot purchases are typically short-term in nature, ranging from one- to six-month terms. Each of the agreements is either fixed price spot purchases or priced per the Jacobs Consultancy Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2015, Cleco purchased approximately 305,000 tons of Illinois Basin coal. Cleco Power uses Louisiana waterways, such as the Mississippi River and the Red River, to deliver both petroleum coke and Illinois Basin coal to the plant site. The continuous supply of petroleum coke and Illinois Basin coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Savage Services is Cleco Power’s exclusive transportation coordinator and provider. The amended and restated logistics agreement dated December 28, 2012, with Savage Services continues through August 31, 2017. The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party at least four months prior to the expiration of the term in effect. The amended agreement contains a provision for early termination with a three month prior written notice upon the occurrence of specified cancellation events. In September 2014, Cleco Power gained the option to purchase any or all of the dedicated barges. Management is evaluating this option. As of December 31, 2015, Cleco Power had not purchased any of the dedicated barges. At December 31, 2015, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 521,000 tons and Cleco Power’s Illinois Basin coal inventory at Madison Unit 3 was approximately 153,000 tons. The total fuel inventory was 674,000 tons (approximately a 135-day supply).
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

SWEPCO have entered into a long-term agreement with DHLC for the mining and delivery of lignite reserves at both mines, the operations of which are conducted by SWEPCO. The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee. The term of this contract runs until all economically mineable lignite has been mined. The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2036. At December 31, 2015, Cleco Power’s investment in Oxbow was $16.8 million. For information regarding deferred mining costs and obligations associated with this mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Regulatory Assets and Liabilities — Mining Costs,” Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — On-Balance Sheet Guarantees,” and “— Long-Term Purchase Obligations.” For more information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Variable Interest Entities.”
The continuous supply of lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. At December 31, 2015, Cleco Power’s lignite inventory at Dolet Hills was approximately 300,000 tons (approximately a 48-day supply).

Natural Gas Supply
During 2015, Cleco Power purchased 49.7 million MMBtu of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table:

NATURAL GAS SUPPLIER	2015 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
South Jersey Resources Group	16,262,430	44,555	32.7%
Anadarko Energy Service Company	8,085,575	22,152	16.3%
Tenaska Marketing Ventures	5,769,663	15,807	11.6%
Shell Energy North America	5,190,717	14,221	10.4%
Iberdrola Renewables	4,183,152	11,461	8.4%
Range Resources-Appalachia, LLC	3,263,850	8,942	6.5%
BP Energy Company	2,626,100	7,195	5.3%
Others	4,354,696	11,931	8.8%
Total	49,736,183	136,264	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities which allow it to access various natural gas supply markets and maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2015. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. During 2015, in order to partially address potential natural gas fuel curtailments and interruptions, Cleco contracted for natural gas firm transportation with several interstate pipelines for a period of one year ending in late 2016. In order to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units, gas storage will continue to be used. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. At December 31, 2015, Cleco Power had 1.6 million MMBtu of gas in storage. Currently, Cleco Power anticipates that its diverse supply options, gas storage, and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies.

Sales
Cleco Power’s 2015 and 2014 system peak demands, which occurred on August 10, 2015, and August 24, 2014, were 2,700 MW and 2,612 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. In 2015, Cleco Power experienced warmer than normal summer weather conditions and warmer than normal winter weather conditions. In 2014, Cleco Power experienced normal summer weather conditions and cooler than normal winter weather conditions. For information on the effects of future energy sales on Cleco Power’s results of operations, financial position, and cash flows, see Item 1A, “Risk Factors — Future Electricity Sales” and “— Weather Sensitivity.” For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Miscellaneous Financial Information (Unaudited).”
Reserve margin is the net capacity resources (either owned or purchased) less native load demand, divided by native load demand. Members of MISO submit their forecasted native load demand to MISO each year. During 2015, Cleco Power’s reserve margin was 21.3%, which was above MISO’s unforced planning reserve margin benchmark of 7.1%. During 2014, Cleco Power’s reserve margin was 25.2%, which was above MISO’s unforced planning reserve margin benchmark of 7.3%. Cleco Power expects to meet or exceed MISO’s unforced planning reserve margin benchmark of 7.6% in 2016.

Capital Investment Projects
For a discussion of Cleco Power’s capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — MATS,” “— Layfield/Messick Project,” “— Cenla Transmission Expansion Project,” “— Cabot Waste Heat Recovery Project,” and “— Bayou Vista.”

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

segment reporting disclosures were not retrospectively adjusted to reflect the transfer. At December 31, 2015, Midstream had no employees. For more information on the transfer of Coughlin to Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Coughlin Transfer.”

Customers
No single customer accounted for 10% or more of Cleco or Cleco Power’s consolidated revenue in 2015, 2014, or 2013. In 2014, Cleco Power added a significant wholesale customer that accounted for 9.2% of Cleco and Cleco Power’s consolidated revenue in 2015 and averaged 9.2% of Cleco and Cleco Power’s consolidated revenue during the months that it was a customer in 2014. For more information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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

REGULATORY MATTERS, INDUSTRY DEVELOPMENTS, AND FRANCHISES

Rates
Cleco Power’s electric operations are subject to the jurisdiction of the LPSC with respect to retail rates, standards of service, accounting, and other matters. Also, Cleco Power is subject to the jurisdiction of FERC with respect to transmission tariffs, accounting, interconnections with other utilities, and the transmission of power and reliability. Periodically, Cleco Power has sought and received from both the LPSC and FERC increases in retail rates and transmission tariffs, respectively, to cover increases in operating costs and costs associated with additions to generation, transmission, and distribution facilities. The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis.
Cleco Power’s annual retail earnings are subject to the terms of an FRP established by the LPSC. Prior to July 1, 2014, Cleco Power’s FRP allowed a target ROE of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3% were required to be refunded to customers. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. In June 2014, the LPSC approved Cleco Power’s FRP extension, finalized the rate treatment of Coughlin, and issued the implementing order. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power’s retail rates were adjusted based on a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. The capital structure assumes an equity ratio of 51%. The FRP extension includes a mechanism that allows for the recovery of revenue requirements related to excess amounts of surcredits refunded for storm costs and uncertain tax positions, MISO transition and administration charges, Louisiana state corporate franchise taxes, incremental production operations and maintenance costs, LPSC renewable project costs, and certain capacity costs. It also includes recovery of deferred costs for the previous LPSC fuel audit, biomass pilot project costs, and costs related to filing the FRP extension. The FRP extension also includes a mechanism allowing for recovery of incremental capacity costs above the level included in base rates and allows Cleco Power to request recovery of additional capital project costs during its four-year term.
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997 in Docket No. U-21497 provides that an audit will be performed at least every other year. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit was $1.73 billion. On August 17, 2015, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. On October 28, 2015, the LPSC approved the audit report. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in this audit is $582.6 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on MATS, see “Environmental Matters — Air Quality.”
On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million, Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

of the Registrants. The most recent EAC audit completed by the LPSC, for the period October 2009 through October 2010, did not result in any refunds to customers.
For more information on Cleco Power’s retail and wholesale rates, including Cleco Power’s FRP, see Item 1A, “Risk Factors — LPSC Audits,” “— Cleco Power’s Rates,” “— Retail Electric Service,” and “— Wholesale Electric Service” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power,” and — “Wholesale Rates of Cleco Power.”

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

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2014 and 2015:

DATE	CITY/TOWN/VILLAGE	TERM	NUMBER OF CUSTOMERS
May 2014	Dry Prong	30 years	255
June 2014	Mansura	30 years	1,029
September 2014	Marksville	30 years	30
October 2014	Woodworth	30 years	750
December 2014	Pineville	30 years	9,363
March 2015	Zwolle	30 years	914
May 2015	Merryville	30 years	454
June 2015	Eunice	33 years	5,190
July 2015	Converse	30 years	233
July 2015	Madisonville	34 years	598
August 2015	Pleasant Hill	30 years	382
September 2015	Noble	30 years	108
September 2015	Plaucheville	30 years	147

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

Management is unable, at this time, to predict the outcome of such issues or the effects thereof on the results of operations, financial condition, or cash flows of the Registrants.
For information on certain regulatory matters and regulatory accounting affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters.”

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power generating facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery of the costs to comply with certain environmental laws and regulations from its retail customers. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

those costs directly. Such a decision could negatively impact, perhaps significantly, the results of operations, financial condition, or cash flows of the Registrants. Cleco Power’s capital expenditures, including AFUDC, related to environmental compliance were $7.1 million during 2015 and are estimated to be $9.3 million in 2016.

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
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA established the Acid Rain Program to address the effects of acid rain and imposed restrictions on acid rain-causing SO2 emissions from certain generating units. The CAA requires these EGUs to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. As of December 31, 2015, Cleco had sufficient allowances for operations in 2015 and expects to have sufficient allowances for 2016 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Cleco Power is able to achieve compliance with the acid rain permit limits for NOx at all of its affected facilities.
In July 2011, the EPA finalized a rule titled “Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone” known as CSAPR that would require significant reductions in SO2 and NOx emissions from EGUs in 28 states, including Louisiana. Under CSAPR, the EPA set total emissions limits for each state, allowing limited interstate trading (and unlimited intrastate trading) of emission allowances among power plants to comply with these limits beginning May 1, 2012. Specifically for Louisiana, CSAPR limited NOx emissions for the ozone season, which consisted of the months of May through September. After several years of litigation over the rule, in October 2014, the D.C. Circuit Court of Appeals granted the EPA’s request that the court lift the stay on CSAPR. On January 1, 2015, the EPA implemented CSAPR on an interim basis. In May 2015, Cleco began complying with the rule’s requirements for limiting NOx emissions during annual ozone seasons.
On December 3, 2015, the EPA published the proposed CSAPR update for the 2008 ozone NAAQS in the Federal Register. The EPA expects to finalize the proposed rule in the summer of 2016. The EPA proposed Federal Implementation Plans (FIPs) that update the existing EGU CSAPR NOx ozone-season emission budgets and implement the budgets through the existing CSAPR NOx ozone-season allowance trading program. The proposed FIP requires implementation beginning with the 2017 ozone season, which consists of the months of May through September. Public comments on the proposed rule were received by February 1, 2016. Management is currently evaluating the effect of the proposed rule and is not able to predict if the proposed rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet specific emissions standards and work practices standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS controls equipment including dry sorbent injection for acid gas control, activated carbon injection systems for mercury control, and fabric filters (baghouses) for metal particulate control were installed at Dolet Hills and Rodemacher Unit 2. In addition, activated carbon injection for mercury control was installed at Madison Unit 3. As a result of the installation of the MATS equipment, Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. On February 1, 2016, the LPSC approved Cleco Power’s request for authorization to recover the revenue requirements associated with the MATS equipment. Cleco Power began recovery of the revenue requirement associated with the MATS equipment, subject to refund, on July 1, 2015, and as of December 31, 2015, had recovered $7.3 million on the project. As of December 31, 2015, Cleco Power had spent $106.4 million on the project. Cleco Power’s final project cost is expected to be $108.0 million, with the remaining costs being related to post-construction refinements. On June 29, 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The U.S. Supreme Court held that the EPA had not demonstrated that the promulgation of the MATS rule was “appropriate and necessary” due to the EPA’s failure to consider costs. On December 15, 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate the rule.
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
In the absence of federal legislation, the EPA adopted a series of rules under the CAA that, taken together, regulate GHG emissions from both mobile and stationary sources. As a result, since July 2011, new major stationary sources of GHG emissions and major modifications of existing stationary sources have been required to obtain a permit for their GHG emissions. In its May 2010, Prevention of Significant Deterioration (PSD) and Title V GHG “Tailoring Rule,” the EPA set the threshold for new major sources and major modifications of existing sources of GHG emissions and CO2 equivalents at 100,000 tons per year and 75,000 tons per year, respectively. The U.S. Supreme Court partially invalidated the Tailoring Rule in June 2014, holding that the EPA does not have the authority to regulate GHG emissions from all sources, but only from sources that would otherwise be subject to PSD permitting based on exceeding the emissions limits for other pollutants. Cleco does not anticipate a modification at any of its existing sources that would trigger PSD and an associated Best Available Control Technology demonstration for GHG.
On August 3, 2015, the EPA released the final guidelines referred to as the CPP. These guidelines provide each state with standards for CO2 emissions from the state’s utility

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, and applying renewable energy. The CPP requires significant reductions of CO2 emissions. The CPP sets interim and final CO2 emission goals for each state. The interim emission goals begin in 2022, with final emission goals required by 2030. The states have been asked to finalize state implementation plans by September 6, 2016, or apply for a two-year extension. The rule is currently under review by electric utilities and state regulators. On February 9, 2016, the U.S. Supreme Court issued a stay of the CPP, which will stay in place until the D.C. Circuit Court of Appeals rules on the merits, followed by a U.S. Supreme Court ruling. Until the U.S. Supreme Court issues a ruling and the State of Louisiana releases an implementation plan, management cannot predict what the final standards will entail for Cleco or what controls the EPA and the state of Louisiana may require in a final state plan. However, any new rules that require significant reductions of CO2 emissions could require potentially significant capital expenditures or modifications or curtailment of operations of certain EGUs to maintain or achieve compliance.
On August 18, 2015, the EPA released the New Source Performance Standards (NSPS) rules for CO2 emissions from new, modified, or reconstructed units. The rules set requirements and conditions with respect to CO2 emission standards for new units and those that are modified or reconstructed. Cleco does not anticipate a modification or reconstruction of its existing sources that would trigger the application of the proposed CO2 emission limits.
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
As part of its periodic re-evaluation of the protectiveness of the NAAQS, the EPA has adopted rules that strengthen the NAAQS for specific criteria pollutants including ozone, NO2, and SO2. In 2008, the EPA issued a NAAQS for ozone of 75 ppb. The EPA designated the five-parish area around Baton Rouge as a non-attainment area for ozone under the 2008 NAAQS, which required that Louisiana establish a state implementation plan to bring those areas back into attainment by 2015. The state plan for implementing the 2008 NAAQS did not impact Cleco’s generating units.
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
A revised primary NAAQS for NO2 promulgated by the EPA took effect in April 2010. The EPA established a new one-hour standard at a level of 100 ppb to supplement the existing annual standard. In January 2012, the EPA determined that no area in the country was violating the standard. However, the LDEQ expects to operate new monitors at two portions of highways in the Baton Rouge and New Orleans areas. The EPA may redesignate areas based on new data it receives from states. Due to the fact that fossil fuel-fired EGUs are a significant source of NO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their NO2 emissions. However, because the EPA has not yet completed any new designations, Cleco cannot predict the likelihood or potential impacts of such a rule on its generating units at this time.
The EPA revised the NAAQS for SO2 in June 2010. The new standard is now a one-hour health standard of 75 ppb, designed to reduce short-term exposures to SO2 ranging from five minutes to 24 hours. An important aspect of the new SO2 standard is a revised emission monitoring network combined with a new ambient air modeling approach to determine compliance with the new standard. The EPA designated St. Bernard Parish as a non-attainment area. The EPA expects to use monitoring or modeling data developed in the future to confirm the status of areas that currently have no monitoring data. Classification of those areas currently without adequate data will be deferred until adequate data has been developed. In November 2015, the LDEQ notified the EPA that DeSoto Parish was in compliance with the NAAQS SO2 requirement and recommended a designation of attainment. In February 2016, the EPA responded, indicating that it intends to classify a portion of DeSoto Parish as non-attainment. However, the EPA will also be accepting information and comments from the LDEQ and the public to weigh in on its final designation, which is expected by July 2, 2016. Utilities could be required to substantially reduce their SO2 emissions to comply with this NAAQS. However, because the EPA has not yet completed all the area designations, Cleco is unable to determine the likelihood or potential future impacts of this rule on its generating units.
In the past, Cleco Power received notices from the EPA requesting information relating to the Brame Energy Center and the Dolet Hills Power Station. The purpose of the data requests was to determine whether Cleco Power complied with the New Source Review permitting program and NSPS requirements under the CAA in connection with capital expenditures, modifications, or operational changes made at these facilities. Cleco Power has completed its responses to the initial data requests. Cleco Power is unable to predict whether the EPA will take further action as a result of the information provided.

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

intake structures themselves (entrainment mortality). The proposed standards would (1) set a performance standard, dealing with fish impingement mortality, or reduce the flow velocity at cooling water intakes to less than 0.5 feet per second, and (2) require entrainment standards to be determined on a case-by-case basis by state-delegated permitting authorities. Facilities subject to the proposed standards are required to complete a number of studies within a 45-month period and then comply with the rule as soon as possible after the next discharge permit renewal by a date determined by the permitting authorities. Portions of the final rule could apply to a number of Cleco’s fossil fuel steam electric generating stations. Until the required studies are conducted, including technical and economic evaluations of the control options available, and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain which technology options or retrofits will be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, particularly if closed cycle cooling is required.
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

Solid Waste Disposal
In the course of operations, Cleco’s facilities generate solid and hazardous waste materials requiring eventual disposal. The Solid Waste Division of the LDEQ has adopted a permitting system for the management and disposal of solid waste generated by power stations. Cleco has received all required permits from the LDEQ for the on-site disposal of solid waste from its generating stations.
On April 17, 2015, the EPA published a final rule in the
Federal Register for regulating the disposal and management of CCRs from coal-fired power plants. The federal regulation classifies CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The rule establishes extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and Internet posting requirements.
Prior to the publication of this federal regulation, Cleco Power was subject to state regulations pertaining to the disposal of coal ash. As a result, Cleco Power had an ARO for the retirement of certain ash disposal facilities. At December 31, 2015, based on management’s best estimate of the retirement costs related to the CCR ruling, Cleco Power recorded a $1.0 million increase to its ARO for the retirement of certain ash disposal facilities. All costs of the

CCR rule are expected to be recovered from customers in future rates. The actual asset retirement costs related to the CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Cleco Power will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco Power will update the ARO balance to reflect these changes in estimates. However, management does not expect any required adjustment to the ARO to have a material effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco produces certain wastes that are classified as hazardous at its electric generating stations and at other locations. Cleco does not treat, store long-term, or dispose of these wastes on-site; therefore, no permits are required. Hazardous wastes produced by Cleco are properly disposed of at permitted hazardous waste disposal sites.

Toxic Substances Control Act (TSCA)
The TSCA directs the EPA to regulate the marketing, disposing, manufacturing, processing, distributing in commerce, and usage of various toxic substances, including PCBs. Cleco operates and may continue to operate equipment containing PCBs under the TSCA. Once the equipment reaches the end of its useful life, the EPA regulates handling and disposing of the equipment and fluids containing PCBs. Within these regulations, handling and disposing is allowed only through facilities approved and permitted by the EPA. Cleco properly disposes of its PCB waste material at TSCA-permitted disposal facilities.

Emergency Planning and Community Right-to-Know Act (EPCRA)
Section 313 of the EPCRA requires certain facilities that manufacture, process, or otherwise use minimum quantities of listed toxic chemicals to file an annual report with the EPA called a Toxic Release Inventory (TRI) report. The TRI report requires industrial facilities to report on approximately 650 substances that the facilities release into the air, water, and land. The TRI report ranks companies based on the amount of a particular substance they release on a state and parish (county) level. Annual reports are due to the EPA on July 1 following the reporting year-end. Cleco has submitted required TRI reports on its activities and the TRI rankings are available to the public. The rankings do not result in any federal or state penalties.

Electric and Magnetic Fields (EMFs)
The possibility that exposure to EMFs emanating from electric power lines, household appliances, and other electric devices may result in adverse health effects, and damage to the environment has been a subject of some public attention. Lawsuits alleging that the presence of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states. Cleco Power is not a party in any lawsuits related to EMFs.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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
Consummation of the Merger remains subject to the satisfaction or waiver of specified closing conditions, including (i) the absence of any temporary restraining order or injunction preventing, prohibiting, restraining, enjoining, or rendering illegal the consummation of the Merger; (ii) approval from the LPSC; and (iii) other customary closing conditions. On February 24, 2016, the LPSC denied Cleco Power’s application to approve the Merger. Consequently, LPSC approval required to consummate the Merger may not be obtained at all, may not be obtained on the proposed terms and schedules as contemplated by the parties, and/or may impose terms, conditions, obligations, or commitments that constitute a “burdensome effect” (as defined in the Merger Agreement). In the event that the LPSC approval includes any such burdensome effect or if any of the conditions to the closing are not satisfied prior to the termination date specified in the Merger Agreement, Cleco Partners will not be obligated to consummate the Merger. These conditions could delay or have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

In the event that the Merger Agreement is terminated prior to the completion of the Merger, Cleco could incur significant transaction costs that could materially impact its financial performance and results of operations.
Cleco will incur significant transaction costs, including legal, accounting, financial advisory, filing, printing, and other costs relating to the Merger. The Merger Agreement provides that upon termination of the Merger Agreement under certain specified circumstances, Cleco will be required to pay Cleco Partners a termination fee of $120.0 million. Any fees due as a result of termination could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Cleco will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect Cleco’s financial results.
Uncertainty about the effects of the Merger on employees or vendors and others may have an adverse effect on Cleco. These uncertainties may impair Cleco’s and its subsidiaries’ ability to attract, retain, and motivate key personnel and could cause vendors and others that deal with Cleco to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as current and prospective employees may experience uncertainty about their future roles with Cleco. If key employees depart or fail to accept employment with Cleco or its subsidiaries due to the uncertainty and difficulty of integration or a desire not to remain with Cleco, Cleco’s results of operations, financial condition, or cash flows could be adversely affected.
Cleco expects that matters relating to the Merger, and if the Merger closes, integration-related issues, will place a significant burden on management, employees, and internal resources, which could otherwise have been devoted to other business opportunities. The diversion of management’s time on Merger-related issues could affect Cleco’s financial results. In addition, the Merger Agreement restricts Cleco and its subsidiaries, without Cleco Partners’ consent, from taking specified actions until the Merger occurs or the Merger Agreement is terminated, including, without limitation: (i) making certain acquisitions and dispositions of assets or property; (ii) exceeding certain capital spending limits; (iii) incurring certain forms of indebtedness; (iv) issuing equity or equity equivalents; and (v) increasing the dividend rates on its stock. These restrictions may prevent Cleco from pursuing otherwise attractive business opportunities or making other changes to its business prior to consummation of the Merger or termination of the Merger Agreement.

Cleco is subject to litigation related to the proposed Merger.
In connection with the proposed Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. One of the actions filed in Rapides Parish has been dismissed. The remaining three actions in Rapides Parish have been consolidated. The three actions in Orleans Parish have been transferred to Rapides Parish and consolidated with the other litigation in Rapides Parish. The actions were filed against Cleco Corporation and, among others, Cleco Partners, Merger Sub, and members of the Board of Directors of Cleco Corporation. The petitions generally allege, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the Merger. The petitions also allege that Cleco Partners, Cleco, and Merger Sub and, in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including an injunction against the Merger and monetary damages, including attorneys’ fees and expenses.
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Failure to complete the Merger could negatively impact the market price of Cleco Corporation’s common stock.
Failure to complete the Merger may negatively impact the future trading price of Cleco Corporation’s common stock. If the Merger is not completed, the market price of Cleco Corporation’s common stock may decline to the extent that the current market price of Cleco Corporation’s stock reflects a market assumption that the Merger will be completed. Additionally, if the Merger is not completed, Cleco will have incurred significant costs, as well as the diversion of the time and attention of management. A failure to complete the Merger may also result in negative publicity, litigation against Cleco or its directors and officers, and a negative impression of Cleco in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on the results of operations, financial condition, cash flows, or stock price of Cleco Corporation.

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
On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in this audit is $582.6 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

The LPSC conducts audits of environmental costs that could result in Cleco Power making substantial refunds of previously recorded revenue.
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses beginning in the second quarter of 2015 for reagents associated with compliance with MATS. These expenses are eligible for recovery through Cleco Power’s EAC and subject to periodic review by the LPSC.
On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Transmission Constraints

Transmission constraints could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Energy prices in the MISO market are based on LMP, which includes a component directly related to power flow congestion on the transmission system. Pricing zones with congested power delivery will typically incur a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. Cleco Power purchases FTRs to mitigate the transmission congestion price risks. However, insufficient FTR allocations or increased FTR costs due to negative congestion flows may result in an unexpected increase in energy costs to Cleco Power’s customers. If a disallowance of additional fuel costs associated with congestion is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Hedging and Risk Management Activities

Cleco Power is subject to market risk associated with fuel cost hedges relating to FTRs and any future open natural gas contracts. Cleco has risk management policies that cannot eliminate all risk involved in its energy commodity activities.
Annually, Cleco Power receives Auction Revenue Rights, which can be converted to FTRs. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. Cleco may purchase additional FTRs to further hedge its congestion cost risk.
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
In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) to reform financial markets. This legislation significantly altered the regulation of over-the-counter (OTC) derivatives, including commodity swaps that could be used by Cleco

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Power to hedge and mitigate commodities risk. The Dodd-Frank Act increases regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements, and (3) authorizing the establishment of overall volume and position limits. These requirements could cause Cleco Power’s future OTC transactions to be more costly and have an adverse effect on its liquidity due to additional capital requirements. In addition, by standardizing OTC products, these reforms could limit the effectiveness of Cleco Power’s hedging programs because Cleco Power would have less ability to tailor OTC derivatives to match the precise risk it is seeking to protect. The law gives the CFTC authority to exempt end users of energy commodities. The end user exemption reduces but does not eliminate the applicability of these measures. Cleco Power would qualify for the end user exemption which reduces but does not eliminate the applicability of these measures. Management continues to review the final rules that have been issued or will be issued under the Dodd-Frank Act and will continue to monitor this law and its possible impacts on the Registrants.

Commodity Prices

Cleco Power is subject to the fluctuation in the market prices of fuel or reagent commodities which may increase the cost of producing power.
Cleco Power purchases natural gas, petroleum coke, lignite, coal, and limestone under long-term contracts and on the spot market. Historically, the markets for natural gas and petroleum coke have been volatile and are likely to remain volatile in the future. Cleco Power’s retail and wholesale rates include an FAC that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power. However, recovery of any of these LPSC FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.

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

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 1.07% during the three years ended December 31, 2015. Cleco believes inflation at this level does not materially affect its results of operations or financial condition. However, under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Disruptions in the capital and credit markets may adversely affect the Registrants’ cost of capital and ability to meet liquidity needs or access capital to operate and grow the business.
The Registrants’ business is capital intensive and dependent upon their respective ability to access capital at reasonable rates and other terms. The Registrants’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster or when there are spikes in the price for natural gas and other commodities. The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel, purchased power, or storm restoration costs, higher than expected required pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, or other unexpected events, could cause the financing needs of the Registrants to increase.
The Merger Agreement restricts Cleco and its subsidiaries from incurring certain forms of indebtedness without Cleco Partners’ consent. In addition, events beyond the Registrants’ control, such as volatility and disruption in global capital and credit markets, may create uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. The Registrants are unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants’ ability to fund capital expenditures or to service debt, or on the Registrants’ flexibility to react to changing economic and business conditions.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows could be adversely affected by general economic conditions.
General economic conditions can negatively impact the businesses of Cleco Power’s residential, industrial, and commercial customers resulting in decreased power consumption, which causes a corresponding decrease in base revenue. Reduced production or the shutdown of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue.

Energy conservation, energy efficiency efforts, and other factors that reduce energy demand could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Regulatory and legislative bodies have proposed or introduced requirements and incentives to reduce peak energy

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

consumption. Conservation and energy efficiency programs are designed to reduce energy demand. Future electricity sales could be impacted by customers switching to alternative sources of energy, such as solar and wind, on-site power generation, and retail customers purchasing less electricity due to increased conservation efforts or expanded energy efficiency measures. Declining usage could result in an under-recovery of fixed costs at Cleco Power’s rate regulated business. Macroeconomic factors resulting in low economic growth or contraction within Cleco’s service territories could also reduce energy demand. An increase in energy conservation, energy efficiency efforts, and other efforts that reduce energy demand could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Cleco Power’s Generation, Transmission, and Distribution Facilities

Cleco Power’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Approximately 25% of Cleco Power’s net capacity was constructed before 1980. Aging equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency, or to comply with environmental permits. Newer equipment can also be subject to unexpected failures. Accordingly, in the event of such failures, Cleco Power may incur more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, higher replacement costs of purchased power, increased fuel costs, MISO related costs, and the loss of potential revenue related to competitive opportunities. The costs of such repairs, maintenance, and purchased power may not be fully recoverable and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power’s generating facilities are fueled primarily by coal, natural gas, petroleum coke, and lignite. The deliverability of these fuel sources may be constrained due to such factors as higher demand, decreased regional supply, production shortages, weather-related disturbances, railroad constraints, waterway levels, labor strikes, or lack of transportation capacity. If the suppliers are unable to deliver the contracted volume of fuel and associated inventories are depleted, Cleco Power may be unable to operate generating units which may cause Cleco Power to operate at higher overall energy costs, which would increase the cost to customers. Fuel and MISO procured/settled energy expenses, which are recovered from customers through the FAC, are subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
Competition for access to other natural resources, particularly oil and natural gas, could negatively impact Cleco Power’s ability to access its lignite reserves. Placement of drilling rigs and pipelines for developing oil and gas reserves can preclude access to lignite in the same areas making the right of first access critical with respect to extracting lignite. Additionally, Cleco Power could be indirectly liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power. Access to lignite reserves or the liability for impacts on reclaimed lands may not be recoverable and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

The construction of, and capital improvements to, power generation and transmission and distribution facilities involve substantial risks. Should construction or capital improvement efforts be significantly more expensive than planned, the financial condition, results of operations, or liquidity of Cleco Power could be materially affected.
Cleco Power’s ability to complete construction of capital improvements to power generation and transmission and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, poor quality initial cost estimates, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel or material costs, changes in the economy, changes in laws or regulations, including environmental compliance requirements, and other events beyond the control of Cleco Power may materially affect the schedule and cost of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco Power could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or may not be able to recover such costs. Furthermore, failure to maintain various levels of generating unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.

MISO

MISO market operations could have a material adverse effect on the results of operations, generation revenues, energy supply costs, financial condition, or cash flows of the Registrants.
Cleco Power is a member of the MISO market region referred to as “MISO South,” which encompasses parts of Arkansas, Louisiana, Mississippi, and Texas. Dispatch of generation resources and generation volumes to the market is determined by MISO. Costs in the MISO South region are heavily influenced by commodity fuel prices, transmission congestion, dispatch of the generating assets owned not only by Cleco Power, but by all market participants in the MISO South region, and the overall demand and generation availability in the region.
MISO evaluates forced outage rates to assess generating unit capacity for planning reserve margins. If Cleco Power is subject to an inordinate amount of forced outages, Cleco Power may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. The costs of such capacity may not be recoverable and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Using MISO’s unforced capacity method for determining generating unit capacity, Cleco Power’s fleet provided for 536MW of capacity in excess of its peak, coincident to MISO’s peak, in 2015.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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
The SPP RE conducts a NERC Reliability Standards audit every three years. Cleco’s next audit is scheduled to begin in April 2016. Management is unable to predict the outcome of this audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. For example, the EPA has issued the CPP to reduce CO2 emissions from existing EGUs by 32% from 2005 levels of CO2 emissions. These changes in environmental regulations governing power plant emissions will be effective beginning 2022, with final emission goals required by 2030, and could render some of Cleco’s EGUs uneconomical to maintain or operate and could prompt early retirement of certain generation units. Any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as fuel for new and existing electric generating facilities. Cleco will evaluate potential solutions to comply with such regulations and monitor rulemaking and any legal matters impacting the proposed regulations. Cleco may incur significant capital expenditures or additional operating costs to comply with these revisions, reinterpretations, and new requirements. If Cleco fails to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
Cleco Power may request from its customers recovery of its costs to comply with new environmental laws and regulations. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, there could be a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ business or result in significant additional costs.
Cleco’s business is subject to extensive federal, state, and local energy, environmental, and other laws and regulations. The LPSC regulates Cleco’s retail operations and FERC regulates Cleco’s wholesale operations. The construction, planning, and siting of Cleco’s power plants and transmission lines also are subject to the jurisdiction of the LPSC and FERC. Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the U.S. Bureau of Land Management, the U.S. Fish and Wildlife Services, the DOE, the U.S. Army Corps of Engineers, the U.S. Department of Homeland Security, the Occupational Safety and Health Administration, the U.S. Department of Transportation, the Federal Communications Commission, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, regional water quality boards, and various local regulatory districts.
Cleco must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should Cleco be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on Cleco, Cleco’s business could be adversely affected. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to Cleco or Cleco’s facilities in a manner that may have a detrimental effect on the Registrants’ business or result in significant additional costs due to Cleco’s need to comply with those requirements.

Cleco Power’s Rates

The LPSC and FERC regulate the retail rates and transmission tariffs, respectively, that Cleco Power can charge its customers.
Cleco Power’s ongoing financial viability depends on its ability to recover its costs in a timely manner from its LPSC-jurisdictional customers through LPSC-approved rates and its ability to recover its FERC-authorized revenue requirements from its FERC-jurisdictional transmission customers. Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases or, in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. In some

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

instances, the outcome of a rate case or request for extension of an FRP may impact wholesale decisions of Cleco Power. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates.
Transmission rates that MISO transmission owners may collect are regulated by FERC. If there is a reduction to the ROE component of the transmission rates, there could be a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Retail Electric Service

Cleco Power’s retail electric rates and business practices are regulated by the LPSC and reviews may result in refunds to customers.
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC, which conducts an annual review of Cleco Power’s earnings and regulatory ROE. Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the LPSC review and such refund could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Wholesale Electric Service

Cleco Power’s business practices are regulated by FERC, and its wholesale rates are subject to FERC’s triennial market power analysis. Cleco could lose the right to sell at market-based rates.
FERC conducts a review of Cleco Power’s generation market power every three years in addition to each time generation capacity changes. Cleco filed its most recent triennial market power analysis with FERC on January 23, 2015. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Weather Sensitivity

The operating results of Cleco Power are affected by weather conditions and may fluctuate on a seasonal basis.
Weather conditions directly influence the demand for electricity, particularly kWh sales to residential customers. In Cleco Power’s service territory, demand for power typically peaks during the hot summer months. As a result, Cleco Power’s financial results may fluctuate on a seasonal basis. In addition, Cleco Power has sold less power and, consequently, earned less income when weather conditions were milder.

Unusually mild weather in the future could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

The physical risks associated with global climate change could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The Registrants recognize that certain groups associate severe weather with global climate change and forecast the possibility that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. If there is an actual occurrence of such global climate change, it could result in one or more physical risks, such as an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding, and changes in weather conditions, such as changes in temperature and precipitation patterns, and potential increased impacts of extreme weather conditions or storms, or could affect the Registrants’ operations. The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands. A significant portion of the nation’s oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generating facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on Cleco Power’s ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction. Also, to the extent that climate change would adversely impact the economic health of a region or result in energy conservation or demand side management programs, it may adversely impact customer demand and revenues. Such physical or operational risks could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Litigation

The outcome of legal proceedings cannot be predicted. An adverse finding could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

these matters may have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Alternative Generation Technology

Changes in technology may have a material adverse effect on the value of Cleco Power’s generating facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably fuel cells, wind turbines, photovoltaic cells, and other solar generated power. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. It is possible that advances will reduce the cost of alternative methods of electricity production to a level that is equal to or below that of most central station production. In addition, as new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generating assets. Also, the current presidential administration and certain members of the Congress have voiced support for such alternative energy sources. As a result, the value of Cleco Power’s generating facilities could be reduced.

Taxes

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The Registrants make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate their obligations to taxing authorities. Tax obligations include income, franchise, real estate, sales and use, and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken by the Registrants could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Cleco Credit Ratings

A downgrade in Cleco Corporation’s or Cleco Power’s credit ratings could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.
Neither Cleco Corporation nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. Upon announcement of the Merger, Moody’s and S&P placed Cleco Corporation and Cleco Power on negative outlook and CreditWatch negative, respectively. On February 25, 2016, S&P changed the outlook for Cleco Corporation and Cleco Power from CreditWatch negative to CreditWatch developing. Prior to close of the Merger or upon termination of the Merger Agreement, it is expected that the credit rating agencies will update their ratings on both Cleco Corporation and Cleco Power taking into consideration the results of the merger transaction. If Moody’s or S&P were to downgrade Cleco Corporation’s or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected. In addition, Cleco Corporation or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings and be subject to more onerous debt covenants, and their pool of potential investors and funding sources could decrease.

Holding Company

Cleco Corporation is a holding company and its ability to meet its debt obligations and pay dividends to its shareholders is dependent on the cash generated by its subsidiaries.
Cleco Corporation is a holding company and conducts its operations primarily through its subsidiaries. Accordingly, Cleco Corporation’s ability to meet its debt obligations and to pay dividends to its shareholders is largely dependent upon the cash generated by these subsidiaries. Cleco Corporation’s subsidiaries are separate and distinct entities and have no obligations to pay any amounts due on Cleco Corporation’s debt or to make any funds available for such payment. In addition, Cleco Corporation’s subsidiaries’ ability to make dividend payments or other distributions to Cleco Corporation may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Substantially all of Cleco’s consolidated assets are held by Cleco Power. Cleco Corporation’s right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Corporation were a creditor of any subsidiary, its rights as a creditor would be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by Cleco Corporation. Moreover, Cleco Power, Cleco Corporation’s principal subsidiary, is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Corporation.

Technology and Terrorism Threats

The operational and information systems on which Cleco relies to conduct its business and serve customers could fail to function properly due to technological problems, cyber attacks, physical attacks on Cleco’s assets, acts of terrorism, severe weather, solar events, electromagnetic events, natural disasters, the age and condition of information technology assets, human error, or other reasons that could disrupt Cleco’s operations and cause Cleco to incur unanticipated losses and expense.
The operation of Cleco’s extensive electrical systems relies on evolving operational and information technology systems and network infrastructures that are becoming extremely complex as new technologies and systems are implemented to more safely and reliably deliver electric services. Cleco’s business is highly dependent on its ability to process and monitor, on a real-time daily basis, a large number of tasks and transactions, many of which are highly complex. The failure of Cleco’s operational and information systems and networks due to a physical or cyber attack, or other event would significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; and subject Cleco to claims by customers or third

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

parties, any of which could have a material adverse effect on the financial condition, results of operations, or cash flows of the Registrants.
Cleco’s systems, including its financial information, operational systems, advanced metering, and billing systems, require constant maintenance, monitoring, security patches, modification or configuration of systems, and update and upgrade of systems, which can be costly and increase the risk of errors and malfunction. Any disruptions or deficiencies in existing systems, or disruptions, delays, or deficiencies in the modification or implementation of new systems, could result in increased costs, the inability to track or collect revenues, the diversion of management’s and employees’ attention and resources, and could adversely affect the effectiveness of Cleco’s control environment, and/or its ability to accurately or timely file required regulatory reports.
Despite implementation of security and mitigation measures, all of Cleco’s technology systems are vulnerable to inoperability and/or impaired operations or failures due to cyber and/or physical attacks on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could have a material adverse effect on the financial conditions, results of operations, or cash flows of the Registrants.
In addition, in the ordinary course of its business, Cleco collects and retains sensitive information including personal identification information about customers and employees, customer energy usage, and other confidential information. The theft, damage, or improper disclosure of sensitive electronic data could subject Cleco to penalties for violation of applicable privacy laws, subject Cleco to claims from third parties, and/or harm Cleco’s reputation.

Insurance

Cleco’s insurance coverage may not be sufficient.
Cleco currently has property, casualty, and liability insurance policies in place to protect its employees, directors, and assets in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Like other utilities that serve coastal regions, Cleco does not have insurance covering its transmission and distribution system, other than substations, because it believes such insurance to be cost prohibitive. In the future, Cleco may not be able to recover the costs incurred in restoring transmission and distribution properties following hurricanes or other natural disasters through issuance of storm recovery bonds or a change in Cleco Power’s regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, Cleco may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC, certain unsecured debt of Cleco Power LLC, and any preferred equity of any of Cleco Power LLC’s subsidiaries.
Some of Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2015, Cleco Power LLC had an aggregate of $1.17 billion of unsecured and unsubordinated indebtedness. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2015, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under its current or any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2015, Cleco Katrina/Rita had $84.2 million of indebtedness outstanding, net of debt discount.

Health Care Reform

Cleco may experience increased costs arising from health care reform.
In 2010, the President of the U.S. signed the PPACA, a comprehensive health care law. This law has had a significant impact on health care providers, insurers, and others associated with the health care industry. Cleco continues to evaluate the impact of this comprehensive law on its business and has made the required changes to its health plan. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any, will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. The complexities and ramifications of the legislation are significant and are being implemented through a phased-in approach concluding in 2020. Management is unable to estimate the comprehensive effects of health care reform and its impact on the Registrants’ business, results of operations, financial condition, or cash flows. Accordingly, the PPACA could adversely affect the cost of providing health care coverage generally and could have a

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Workforce

Failure to attract and retain an appropriately qualified workforce could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Certain events, such as an aging workforce without appropriate replacements, matching of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge, and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the Registrants’ businesses. If the Registrants are unable to successfully attract and retain an appropriately qualified workforce, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

CLECO CORPORATION

Electric Transmission Substations
As of December 31, 2015, Cleco Corporation, through two wholly owned subsidiaries, owned one transmission substation in Louisiana and one transmission substation in Mississippi.

CLECO POWER
All of Cleco Power’s electric generating stations and all other electric operating properties are located in Louisiana. Cleco Power considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Generating Stations
As of December 31, 2015, Cleco Power either owned or had an ownership interest in six steam electric generating stations, three combined cycle units, and one gas turbine with a combined nameplate capacity of 3,333 MW, and a combined electric net generating capacity of 3,190 MW. The net generating capacity is the result of capacity tests and operational tests performed during 2015, as required by MISO criteria. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2015, Cleco Power owned 82 active transmission substations and 219 active distribution substations.

Electric Lines
As of December 31, 2015, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 539 circuit miles of 230-kV lines; 671 circuit miles of 138 kV lines; and 28 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,640 circuit miles of 34.5-kV lines and 8,291 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2015, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

ITEM 3. LEGAL PROCEEDINGS

CLECO CORPORATION
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND CLECO CORPORATION’S PURCHASES OF EQUITY SECURITIES

CLECO CORPORATION
Cleco Corporation’s common stock is listed for trading on the NYSE. During the years ended December 31, 2015, and 2013, Cleco Corporation did not repurchase any shares of common stock. During the year ended December 31, 2014, 250,000 shares of common stock were repurchased. In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased under this program without the prior written consent of Cleco Partners. For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common Stock — Common Stock Repurchase Program.”
Dividends, as determined by the Board of Directors of Cleco Corporation, may be declared and paid on the common stock from time to time out of funds legally available, subject to prior rights to dividends on any outstanding series of preferred stock. The provisions of Cleco Corporation’s amended and restated articles of incorporation applicable to preferred stock and certain provisions contained in the debt instruments of Cleco under certain circumstances restrict the amount of retained earnings available for the payment of dividends by Cleco Corporation. The most restrictive covenant, which is in Cleco Corporation’s credit facility, requires Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2015, $1.01 billion of retained earnings was unrestricted.
On January 28, 2016, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.40 per share of common stock payable on February 16, 2016, to common shareholders of record at the close of business on February 8, 2016. The declaration of dividend payments is at the Board of Directors’ sole discretion, and future dividends are subject to numerous factors that ordinarily affect the dividend policy, including the result of Cleco’s operations and its financial position, as well as general economic and business conditions. In accordance with the Merger Agreement, until the completion of the Merger, Cleco Corporation’s Board of Directors may continue the declaration and payment of regular quarterly cash dividends to its shareholders, not to exceed $0.40 per share of common stock, with usual record and payment dates for such dividends in accordance with past dividend practices. For more information about the Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.” As of February 19, 2016, there were 5,027 holders of record of Cleco Corporation’s common stock and the closing price of Cleco Corporation’s common stock as reported on the NYSE Composite Tape was $52.88 per share. For information on the high and low sales prices for Cleco Corporation’s common stock as reported on the NYSE Composite Tape and dividends paid per share during each calendar quarter of 2015 and 2014, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Miscellaneous Financial Information (Unaudited).”

CLECO POWER
There is no market for Cleco Power’s membership interests. All of Cleco Power’s outstanding membership interests are owned by Cleco Corporation. Distributions on Cleco Power’s membership interests are paid when and if declared by Cleco Power’s Board of Managers. Any future distributions also may be restricted by any credit or loan agreements into which Cleco Power may enter.
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2015, $884.3 million of member’s equity was unrestricted.
During 2015, 2014, and 2013, Cleco Power made $135.0 million, $115.0 million, and $105.0 million of distribution payments to Cleco Corporation, respectively.
Cleco Power received no equity contributions from Cleco Corporation in 2015 or 2013. In 2014, Cleco Power received a $138.1 million non-cash contribution relating to the transfer of Coughlin from Cleco Corporation.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

ITEM 6. SELECTED FINANCIAL DATA

CLECO CORPORATION
The information set forth in the following table should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

Cleco’s consolidated financial results for 2011 include the gain related to the disposition of Acadia Unit 2 and the remaining half of Acadia Power Station’s related common facilities.

Five-Year Selected Financial Data
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2015	2014		2013		2012		2011
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$1,207,325	$1,267,323		$1,094,621		$991,695		$1,096,093
Midstream (1)	—	5,467		31,672		25,562		19,013
Other	2,077	(3,305)		(29,579)		(23,560)		2,207
Total	$1,209,402	$1,269,485		$1,096,714		$993,697		$1,117,313
Income before income taxes	$211,373	$221,855		$240,260		$228,975		$298,745
Net income applicable to common stock	$133,669	$154,739		$160,685		$163,648		$195,710
Basic earnings per average common share outstanding	$2.21	$2.56		$2.66		$2.71		$3.24
Diluted earnings per average common share outstanding	$2.20	$2.55		$2.65		$2.70		$3.22
Capitalization
Common shareholders’ equity	56.92%	54.86%		54.89%		54.67%		51.80%
Long-term debt (2)	43.08%	45.14%		45.11%		45.33%		48.20%
Common shareholders’ equity	$1,674,841	$1,627,270		$1,586,197		$1,499,213		$1,419,857
Long-term debt, net (2)	$1,267,703	$1,338,998	(3)	$1,303,786	(3)	$1,243,266	(3)	$1,321,346	(3)
Total assets	$4,323,354	$4,368,418		$4,203,548		$4,133,357		$4,034,492
Cash dividends declared per common share	$1.60	$1.5625		$1.425		$1.30		$1.1225
(1) Effective March 15, 2014, upon the transfer of Coughlin to Cleco Power, Midstream had minimal operations.
(2) Long-term debt includes obligations for capital leases and excludes debt due within one year.
(3) Amounts for 2011 through 2014 were adjusted to reflect 2015 accounting guidance that requires debt issuance costs to be presented as a direct deduction from the carrying value of the related debt. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance.”

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

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company that owns 10 generating units with a total nameplate capacity of 3,333 MW and serves approximately 287,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Prior to March 15, 2014, Cleco also conducted wholesale business operations through its Midstream subsidiary. Midstream owns Evangeline (which owned and operated Coughlin). On March 15, 2014, the Coughlin generating assets were transferred to Cleco Power. Coughlin consists of two generating units with a total nameplate capacity of 775 MW.

For more information on the transfer of Coughlin to Cleco Power, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Coughlin Transfer.”

Merger
On October 17, 2014, Cleco Corporation entered into the Merger Agreement with Cleco Partners and Merger Sub providing for the merger of Merger Sub with and into Cleco Corporation, with Cleco Corporation surviving the Merger as an indirect, wholly-owned subsidiary of Cleco Partners. On February 24, 2016, the LPSC denied the application to approve the Merger. Management is currently evaluating options relating to the Merger. For more information on the Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.” For additional information regarding the terms of the Merger, including a copy of the Merger Agreement, see Cleco Corporation’s Current Reports on Form 8-K filed with the SEC and its Proxy Statement related to the Merger.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is working include completing construction on the Layfield/Messick project; initiating and ultimately completing construction on the Cenla Transmission Expansion, Cabot Waste Heat Recovery, and Bayou Vista projects; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion project, includes the construction of the new Layfield transmission substation and the construction of additional transmission interconnection facilities near the Dolet Hills Power Station. The project is anticipated to reduce congestion and increase reliability for customers in northwest Louisiana. Cleco Power’s portion of the joint project with SWEPCO is expected to cost $32.0 million. As of December 31, 2015, Cleco Power had spent $22.5 million on the project. Construction is expected to be complete by the end of 2016.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area.  The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shedding events while providing flexibility to allow routine maintenance outages and serve future growth in the central Louisiana area. Right-of-way acquisition is substantially complete and right-of-way clearing has begun with construction expected to begin in March 2016. The project is expected to be complete by the end of 2017 with an estimated cost to Cleco Power of $38.0 million. As of December 31, 2015, Cleco Power had spent $3.6 million on the project.

Cabot Waste Heat Recovery Project
On March 24, 2015, Cleco Power filed an application with the LPSC requesting a certificate of public convenience and necessity authorizing Cleco Power to construct, own, and operate a proposed 40-MW generating unit, to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. The project was approved by the LPSC on December 16, 2015, and is projected to be commercially operational by the second quarter of 2018. The project is estimated to cost $81.0 million, and upon achieving commercial operations, is expected to generate more than 250,000 MWh of zero additional carbon emitting energy each year. As of December 31, 2015, Cleco Power had spent $1.9 million on the project.

Bayou Vista
The Bayou Vista project includes the construction of additional transmission interconnection facilities south of Teche Power Station. Cleco Power’s portion of the joint project with Entergy Louisiana will cost approximately $47.7 million. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening for customers in southeast Louisiana. The project was approved by MISO on December 10, 2015. Routing, permitting, and right-of-way acquisition is expected to take place during 2016 with construction expected to be complete by the first quarter of 2019.

Other
Cleco Power is working to secure load growth opportunities that include renewal of existing load through existing franchises and wholesale contracts, pursuing new wholesale contracts and franchises, and adding new retail load opportunities with large industrial, commercial, and residential load. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government and military, wood and paper, health care, information technology, transportation, and other manufacturing.

MATS
Prior to February 1, 2016, a key initiative on which Cleco Power had been working was requesting authorization to recover the revenue requirements associated with the MATS equipment. The MATS rule was finalized in February 2012 and requires affected EGUs to meet specific emission standards and work practice standards to address hazardous air pollutants. MATS imposes strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule include Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. On February 1, 2016, the LPSC approved Cleco Power’s request for authorization to recover the revenue requirements associated with the MATS equipment. For more information, see Part I, Item 1, “Business — Environmental Matters — Air Quality.”

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

RESULTS OF OPERATIONS

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Comparison of the Years Ended December 31, 2015, and 2014

Cleco Consolidated

Cleco Consolidated Results of Operations

		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue, net	$1,209,402	$1,269,485	$(60,083)	(4.7)%
Operating expenses	922,063	983,453	61,390	6.2%
Operating income	$287,339	$286,032	$1,307	0.5%
Allowance for equity funds used during construction	$3,063	$5,380	$(2,317)	(43.1)%
Other income	$1,443	$4,790	$(3,347)	(69.9)%
Other expense	$3,368	$2,509	$(859)	(34.2)%
Interest charges	$77,991	$73,606	$(4,385)	(6.0)%
Federal and state income taxes	$77,704	$67,116	$(10,588)	(15.8)%
Net income applicable to common stock	$133,669	$154,739	$(21,070)	(13.6)%

Operating revenue, net of electric customer credits decreased $60.1 million in 2015 compared to 2014 largely as a result of lower fuel cost recovery and lower base revenue, partially offset by lower electric customer credits and higher other operations revenue at Cleco Power.
Operating expenses decreased $61.4 million in 2015 compared to 2014 primarily due to lower recoverable fuel and power purchased at Cleco Power, lower merger transaction costs incurred at Cleco Corporation, and lower generation maintenance expense at Cleco Power. Partially offsetting these decreases were higher non-recoverable fuel and power purchased due to the expiration of a PPA when Coughlin was transferred to Cleco Power in March 2014, higher other operations expense at Cleco Power, the absence of the gain on the sale of property at Cleco Corporation, higher taxes other than income taxes at Cleco Power, and higher depreciation and amortization expense at Cleco Power.
Allowance for equity funds used during construction decreased $2.3 million in 2015 compared to 2014 primarily due to lower construction costs related to the completion of the MATS project at Cleco Power.
Other income decreased $3.3 million in 2015 compared to 2014 primarily due to the absence of an increase in the cash surrender value of life insurance policies and the absence of the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2.
Other expense increased $0.9 million in 2015 compared to 2014 primarily due to a decrease in the cash surrender value of life insurance policies due to unfavorable market conditions.
Interest charges increased $4.4 million in 2015 compared to 2014 primarily due to the absence of favorable settlements with taxing authorities and lower allowance for borrowed funds used during construction primarily related to the MATS project. These increases were partially offset by the absence of the customer surcredit and the retirement of long-term debt.
Federal and state income taxes increased $10.6 million in 2015 compared to 2014. Tax expense increased primarily due to the absence of favorable settlements with taxing authorities, tax returns filed, and the flowthrough of state tax benefits. These increases were partially offset by the change in pretax income, excluding AFUDC equity. The effective income tax rate is 36.8%, which is higher than the federal statutory rate primarily due to permanent tax differences, the flowthrough of benefits associated with AFUDC equity, adjustments for tax returns as filed, tax credits, and state tax expense.
The effective tax rate of 36.8% for 2015 was higher than the effective tax rate of 30.3% for 2014 due to the absence of favorable settlements with taxing authorities, tax returns as filed, and the flowthrough of state tax benefits, partially offset by the change in pretax income, excluding AFUDC equity.
Results of operations for Cleco Power are more fully described below.

Cleco Power

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry. These factors include, among others, an increasingly competitive business environment; the ability to recover costs through rate-setting proceedings; the ability to successfully perform in MISO and the related operating challenges; the cost of compliance with environmental and reliability regulations; conditions in the credit markets and global economy; changes in the federal and state regulation of generation, transmission, and the sale of electricity; and the increasing uncertainty of future federal and state regulatory and environmental policies. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises,” and “— Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors — LPSC Audits,” “—Transmission Constraints,” “— Hedging and Risk Management Activities,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty; Access to Capital,” “— Future Electricity Sales,” “— Cleco Power’s Generation, Transmission, and Distribution Facilities,” “— MISO,” “— Reliability and Infrastructure Protection Standards Compliance,” “— Environmental Compliance,” “— Regulatory Compliance,” “— Cleco Power’s Rates,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Weather Sensitivity,” “— Litigation,” “— Alternative Generation Technology,” “— Taxes,” “— Cleco Credit Ratings,” “— Technology and Terrorism Threats,” “— Insurance,” “— Cleco Power LLC’s Unsecured and Unsubordinated Obligations,” “— Health Care Reform,” and “— Workforce.”
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Over the last five years, Cleco Power has experienced moderate growth in retail non-industrial sales and anticipates the same over the next five years. For the retail industrial class, Cleco Power expects new industrial load to be added in 2017, principally driven by developments in the oil and gas industry, chemical industry, and manufacturing industry. In addition, Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. Cleco Power is pursuing load growth opportunities that include renewal of existing franchises and wholesale contracts as well as adding new wholesale customers and franchises. For more information on other expectations of future energy sales on Cleco Power, see “— Base,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”
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
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases, or in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. In some instances, the outcome of a rate case or request for extension of an FRP may impact wholesale decisions of Cleco Power. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates.

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation and amortization, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expense, and the costs associated with energy delivery and customer service. Annual maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, maintenance practices, and the effectiveness of their preventive maintenance programs. Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability. Depreciation and amortization expense primarily is affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally include payroll taxes, franchise taxes, and property taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2016 compared to 2015. These expenses include higher generation maintenance expense, higher generation operations expense, higher taxes other than income taxes, higher customer relations expense, and higher distribution maintenance expense. These increases are partially offset by lower income tax expense and lower depreciation. In addition, Cleco Power expects its postretirement benefit expenses to be affected by changes in discount rates, actual returns on plan assets, level of benefits provided, and actuarial assumptions used in the calculations. For more information on Cleco’s pension plan, see “— Critical Accounting Policies.”

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Cleco Power’s Results of Operations

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue
Base	$670,530	$683,565	$(13,035)	(1.9)%
Fuel cost recovery	471,859	542,395	(70,536)	(13.0)%
Electric customer credits	(2,173)	(23,530)	21,357	90.8%
Other operations	67,109	64,893	2,216	3.4%
Affiliate revenue	1,142	1,326	(184)	(13.9)%
Operating revenue, net	$1,208,467	$1,268,649	$(60,182)	(4.7)%
Operating expenses
Recoverable fuel and power purchased	471,864	542,397	70,533	13.0%
Non-recoverable fuel and power purchased	31,348	27,985	(3,363)	(12.0)%
Other operations	128,697	116,664	(12,033)	(10.3)%
Maintenance	87,416	96,054	8,638	9.0%
Depreciation and amortization	147,839	144,026	(3,813)	(2.6)%
Taxes other than income taxes	47,102	41,812	(5,290)	(12.7)%
Gain on sale of assets	—	(4)	(4)	(100.0)%
Total operating expenses	914,266	968,934	54,668	5.6%
Operating income	$294,201	$299,715	$(5,514)	(1.8)%
Allowance for equity funds used during construction	$3,063	$5,380	$(2,317)	(43.1)%
Interest charges	$76,560	$74,673	$(1,887)	(2.5)%
Federal and state income taxes	$79,294	$76,974	$(2,320)	(3.0)%
Net income	$141,350	$154,316	$(12,966)	(8.4)%

Cleco Power’s net income for 2015 decreased $13.0 million compared to 2014. Contributing factors include:

•	lower base revenue,

•	higher other operations expense,

•	higher taxes other than income taxes,

•	higher depreciation and amortization,

•	higher non-recoverable fuel and power purchased,

•	higher income taxes,

•	lower allowance for equity funds used during construction, and

•	higher interest charges.

These were partially offset by lower electric customer credits, lower maintenance, and higher other operations revenue.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2015	2014	(UNFAVORABLE)
Electric sales
Residential	3,789	3,783	0.2%
Commercial	2,763	2,689	2.8%
Industrial	1,927	2,212	(12.9)%
Other retail	134	130	3.1%
Total retail	8,613	8,814	(2.3)%
Sales for resale	3,353	3,412	(1.7)%
Unbilled	(95)	171	(155.6)%
Total retail and wholesale customer sales	11,871	12,397	(4.2)%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2015	2014	(UNFAVORABLE)
Electric sales
Residential	$296,846	$293,871	1.0%
Commercial	191,202	188,012	1.7%
Industrial	84,988	86,823	(2.1)%
Other retail	10,558	10,215	3.4%
Surcharge	21,597	15,833	36.4%
Total retail	$605,191	$594,754	1.8%
Sales for resale	62,768	81,371	(22.9)%
Unbilled	2,571	7,440	(65.4)%
Total retail and wholesale customer sales	$670,530	$683,565	(1.9)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by NOAA to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DEC. 31,
				2015 CHANGE
	2015	2014	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,272	2,780	2,780	17.7%	17.7%
Heating degree-days	1,271	1,833	1,546	(30.7)%	(17.8)%

Base
Base revenue decreased $13.0 million in 2015 compared to 2014 primarily due to lower net sales to wholesale customers, including the expiration of a wholesale contract in December 2014, and lower rates that began July 1, 2014, related to the FRP extension. These decreases were partially offset by higher revenue related to MATS and higher retail revenue related to usage.
Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers are expected to contribute additional base revenue of $2.0 million in 2017 and an additional $0.8 million in 2018. Cleco Power expects wholesale revenue to decrease by $1.0 million in 2016 and an additional $2.1 million in 2017 primarily due to the restructuring of contracts, partially offset by the addition of new contracts. In 2018, Cleco Power expects $1.2 million of additional wholesale revenue. For information on other expectations of future energy sales on Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 74% of Cleco Power’s total fuel cost during 2015 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Electric Customer Credits
Electric customer credits decreased $21.4 million in 2015 compared to 2014 primarily due to the absence of $22.3 million of provisions for refunds included in the June 2014 FRP extension and $1.6 million related to lower accruals for site-specific customers. These amounts were partially offset by $2.5 million related to accruals for anticipated refunds related to the transmission ROE dispute. For more information on the FRP extension and the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Regulation and Rates.” For more information on the transmission ROE dispute, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

Other Operations Revenue
Other operations revenue increased $2.2 million in 2015 compared to 2014 primarily due to $3.5 million of higher transmission and distribution revenue, partially offset by $0.4 million of lower forfeited discounts, $0.3 million of lower reconnection fees, $0.3 million due to the absence of a gain associated with the extinguishment of the asbestos ARO, and $0.3 million of lower miscellaneous revenue.

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $3.4 million in 2015 compared to 2014 primarily related to $4.5 million of higher MISO transmission expenses and administrative fees and $0.1 million of higher miscellaneous expenses, partially offset by $0.6 million of lower capacity charges and $0.6 million for a one-time facility credit.

Other Operations Expense
Other operations expense increased $12.0 million in 2015 compared to 2014 primarily due to higher customer service expense, higher administrative and general expenses, driven by higher pension expense, and higher generation expense.

Maintenance
Maintenance expense decreased $8.6 million in 2015 compared to 2014 primarily due to lower generating station outage expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $3.8 million in 2015 compared to 2014 primarily due to $6.0 million of lower deferrals of production operations and maintenance expenses to a regulatory asset, $3.9 million of normal recurring additions to fixed assets, and $3.2 million for the amortization of new regulatory assets related to the FRP extension. The increase was also due to $1.9 million of amortization related to a regulatory asset for state corporate franchise taxes, $1.2 million for the absence of the deferral of AMI revenue requirements to a regulatory asset, and $1.1 million of higher miscellaneous amortization. These amounts were partially offset by $13.5 million for the absence of amortization of the Evangeline PPA capacity costs.

Taxes Other than Income Taxes
Taxes other than income taxes increased $5.3 million in 2015 compared to 2014 primarily due to the absence of favorable settlements with taxing authorities.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $2.3 million in 2015 compared to 2014 primarily due to lower construction costs related to the completion of the MATS project.

Interest Charges
Interest charges increased $1.9 million in 2015 compared to 2014 primarily due to $5.0 million related to the absence of favorable settlements with taxing authorities and $0.7 million related to lower allowance for borrowed funds used during construction primarily related to the completion of the MATS project. These increases were partially offset by $2.1 million related to the absence of the customer surcredit, $1.6 million due to the retirement of long-term debt, and $0.1 million of lower miscellaneous interest charges.

Income Taxes
Federal and state income taxes increased $2.3 million in 2015 compared to 2014. Tax expense increased primarily due to the absence of favorable settlements with taxing authorities and the flowthrough of state tax benefits. These increases were partially offset by the change in pretax income, excluding AFUDC equity. The effective income tax rate is 35.9%, which is higher than the federal statutory rate primarily due to permanent tax differences, the flowthrough of benefits associated with AFUDC equity, adjustments for tax returns as filed, tax credits, and state tax expense.

Midstream

Significant Factors Affecting Midstream
The transfer of Coughlin to Cleco Power occurred on March 15, 2014. As a result of this transfer, the operating activity and operating earnings at Midstream are minimal. The Coughlin transfer changed the structure of Cleco’s internal organization and as a result, Midstream is no longer disclosed as a separate reportable segment. Management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco’s segment reporting disclosures were not retrospectively adjusted to reflect the transfer. For information on the transfer of Coughlin to Cleco Power, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Coughlin Transfer.”

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Comparison of the Years Ended December 31, 2014, and 2013

Cleco Consolidated

Cleco Consolidated Results of Operations

		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue, net	$1,269,485	$1,096,714	$172,771	15.8%
Operating expenses	983,453	788,382	(195,071)	(24.7)%
Operating income	$286,032	$308,332	$(22,300)	(7.2)%
Allowance for other funds used during construction	$5,380	$4,081	$1,299	31.8%
Other income	$4,790	$13,857	$(9,067)	(65.4)%
Interest charges	$73,606	$84,254	$10,648	12.6%
Federal and state income taxes	$67,116	$79,575	$12,459	15.7%
Net income applicable to common stock	$154,739	$160,685	$(5,946)	(3.7)%
Operating revenue, net of electric customer credits increased $172.8 million in 2014 compared to 2013 largely as a result of higher base revenue, higher fuel cost recovery revenue, and higher other operations revenue, partially offset by higher electric customer credits at Cleco Power.
Operating expenses increased $195.1 million in 2014 compared to 2013 primarily due to higher recoverable fuel and power purchased at Cleco Power, higher non-recoverable fuel and power purchased due to the expiration of a PPA when Coughlin was transferred to Cleco Power in March 2014, and Cleco’s participation in the energy market through MISO. Also contributing to this increase are Cleco Corporation merger transaction costs incurred in 2014, partially offset by the gain on the sale of property and favorable settlements with taxing authorities.
Allowance for equity funds used during construction increased $1.3 million in 2014 compared to 2013 primarily due to higher costs related to the MATS project.
Other income decreased $9.1 million in 2014 compared to 2013 primarily due to lower income related to the contractual expiration of underlying indemnifications resulting from the disposition of Acadia Unit 2 and the absence of a death benefit recognized on company-owned life insurance policies at Cleco Power.
Federal and state income taxes decreased $12.5 million in 2014 compared to 2013. Tax expense decreased primarily due to the change in pretax income, excluding AFUDC equity, settlements with taxing authorities, and tax returns filed. These decreases were partially offset by lower permanent tax differences and a decrease in tax credits. The effective income tax rate is 30.3%, which is different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, settlements with taxing authorities, adjustments for tax returns as filed, tax credits, and state tax expense.
The effective tax rate of 30.3% for 2014 was lower than the effective tax rate of 33.1% for 2013 primarily due to settlements with taxing authorities, partially offset by permanent tax differences and lower tax credits. The current effective tax rate may not be indicative of future effective tax rates.
Results of operations for Cleco Power are more fully described below.

Cleco Power

Cleco Power’s Results of Operations

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2014	2013	VARIANCE	CHANGE
Operating revenue
Base	$683,565	$654,015	$29,550	4.5%
Fuel cost recovery	542,395	393,533	148,862	37.8%
Electric customer credits	(23,530)	(1,836)	(21,694)	*
Other operations	64,893	48,909	15,984	32.7%
Affiliate revenue	1,326	1,338	(12)	(0.9)%
Operating revenue, net	$1,268,649	$1,095,959	$172,690	15.8%
Operating expenses
Recoverable fuel and power purchased	542,397	393,534	(148,863)	(37.8)%
Non-recoverable fuel and power purchased	27,985	13,302	(14,683)	(110.4)%
Other operations	116,664	114,884	(1,780)	(1.5)%
Maintenance	96,054	85,638	(10,416)	(12.2)%
Depreciation and amortization	144,026	135,717	(8,309)	(6.1)%
Taxes other than income taxes	41,812	46,203	4,391	9.5%
Gain on sale of assets	(4)	—	4	—%
Total operating expenses	968,934	789,278	(179,656)	(22.8)%
Operating income	$299,715	$306,681	$(6,966)	(2.3)%
Allowance for equity funds used during construction	$5,380	$4,081	$1,299	31.8%
Other income	$1,483	$4,883	$(3,400)	(69.6)%
Other expense	$2,322	$4,277	$1,955	45.7%
Interest charges	$74,673	$82,677	$8,004	9.7%
Federal and state income taxes	$76,974	$79,381	$2,407	3.0%
Net income	$154,316	$150,410	$3,906	2.6%
* Not meaningful

Cleco Power’s net income for 2014 increased $3.9 million compared to 2013. Contributing factors include:

•	higher base revenue,

•	higher other operations revenue,

•	lower interest charges,

•	lower taxes other than income taxes,

•	lower income taxes,

•	lower other expense, and

•	higher allowance for equity funds used during construction.

These were partially offset by:

•	higher electric customer credits,

•	higher non-recoverable fuel and power purchased,

•	higher other operations expense and maintenance,

•	higher depreciation and amortization, and

•	lower other income.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2014	2013	(UNFAVORABLE)
Electric sales
Residential	3,783	3,714	1.9%
Commercial	2,689	2,672	0.6%
Industrial	2,212	2,322	(4.7)%
Other retail	130	134	(3.0)%
Total retail	8,814	8,842	(0.3)%
Sales for resale	3,412	2,057	65.9%
Unbilled	171	61	180.3%
Total retail and wholesale customer sales	12,397	10,960	13.1%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2014	2013	(UNFAVORABLE)
Electric sales
Residential	$293,871	$297,158	(1.1)%
Commercial	188,012	189,807	(0.9)%
Industrial	86,823	91,093	(4.7)%
Other retail	10,215	10,590	(3.5)%
Storm surcharge	15,833	14,978	5.7%
Other	—	(4,694)	100.0%
Total retail	$594,754	$598,932	(0.7)%
Sales for resale	81,371	51,922	56.7%
Unbilled	7,440	3,161	135.4%
Total retail and wholesale customer sales	$683,565	$654,015	4.5%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by NOAA to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2014 CHANGE
	2014	2013	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	2,780	2,954	2,776	(5.9)%	0.1%
Heating degree-days	1,833	1,559	1,589	17.6%	15.4%

Base
Base revenue increased $29.6 million during 2014 compared to 2013. The increase was primarily due to sales to a new wholesale customer that began in April 2014.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 74% of Cleco Power’s total fuel cost during 2014 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.”

Electric Customer Credits
Electric customer credits increased $21.7 million in 2014 compared to 2013 primarily due to provisions for refunds as a result of the FRP extension approved on June 18, 2014. For more information on the FRP extension and the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Regulation and Rates.”

Other Operations Revenue
Other operations revenue increased $16.0 million in 2014 compared to 2013 primarily due to $12.4 million of higher wholesale transmission revenue, $2.5 million of higher transmission and distribution charges revenue, and $1.1 million of higher miscellaneous revenue.

Non-Recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $14.7 million in 2014 compared to 2013 primarily due to Cleco’s participation in the energy market through MISO, partially offset by transmission reimbursements and lower capacity charges.

Other Operations Expense and Maintenance
Other operations and maintenance expenses increased $12.2 million during 2014 compared to 2013 primarily due to the transfer of Coughlin to Cleco Power as well as higher planned generating station maintenance outage expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $8.3 million during 2014 compared to 2013 primarily due to $5.2 million related to normal recurring additions to fixed assets and $4.7 million related to the transfer of Coughlin to Cleco Power. These amounts were partially offset by $1.6 million of lower amortization expense related to Evangeline PPA capacity costs and the establishment of a regulatory asset to recover corporate franchise taxes, partially offset by the amortization of new regulatory assets related to the FRP extension.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $4.4 million during 2014 compared to 2013 primarily due to favorable settlements with taxing authorities, partially offset by higher property taxes as a result of the transfer of Coughlin to Cleco Power.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $1.3 million during 2014 compared to 2013 primarily due to higher costs related to the MATS project.

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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

Income Taxes
Federal and state income taxes decreased $2.4 million during 2014 compared to 2013. Tax expense decreased primarily due to settlements with taxing authorities and tax returns filed. These decreases were partially offset by the change in pretax income, excluding AFUDC equity, lower permanent tax differences, and a decrease in tax credits. The effective income tax rate is 33.3%, which is lower than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, settlements with taxing authorities, adjustments for tax returns as filed, tax credits, and state tax expense.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2015, and the year ended December 31, 2014, see “— Results of Operations — Comparison of the Years Ended December 31, 2015, and 2014 — Cleco Power.”
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2014, and the year ended December 31, 2013, see “— Results of Operations — Comparison of the Years Ended December 31, 2014, and 2013 — Cleco Power.”
The narrative analysis referenced above should be read in combination with Cleco Power’s Financial Statements and the Notes contained in this Form 10-K.

CRITICAL ACCOUNTING POLICIES
Cleco’s critical accounting policies include accounting policies that are important to Cleco’s financial condition and results of operations and that require management to make difficult, subjective, or complex judgments about future events, which could result in a material impact to the financial statements of Cleco. The preparation of financial statements contained in this report requires management to make estimates and assumptions. Estimates and assumptions about future events and their effects cannot be made with certainty. These estimates involve judgments regarding many factors that in and of themselves could materially affect the financial statements and disclosures. On an ongoing basis, these estimates and assumptions are evaluated and, if necessary, adjustments are made when warranted by new or updated information or by a change in circumstances or environment. Actual results may differ significantly from these estimates under different assumptions or conditions. For more information on Cleco’s accounting policies, see Item 8, “Financial Statements and Supplementary Data — Notes to the

Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
Cleco believes that the following are the most significant critical accounting policies:

•
To determine assets, liabilities, and expenses relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rate, expected return on plan assets, mortality rates, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year-to-year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2015 return on plan assets was (2.90)% compared to an expected long-term return of 6.15%. For 2014, the return on plan assets was 11.70% compared to an expected long-term return of 6.76%. For the calculation of the 2016 periodic expense, Cleco is increasing the expected long-term return on plan assets to 6.21%.

Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. As a result of the annual review of assumptions, the pension plan discount rate increased from 4.21% to 4.62% for the December 31, 2015, measurement of liabilities. Pension expense is expected to decrease by approximately $4.8 million in 2016 compared to 2015, primarily due to the increase in the discount rate. Because the assumption is evaluated yearly, the decrease may not extend beyond 2016.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants (approximately 10 years as of December 31, 2015, for Cleco’s plan) when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
In October 2014, the Society of Actuaries released a new set of mortality tables and a new mortality improvement scale which indicated significant increases to life

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

expectancies. As a result, in December 2014, Cleco updated its mortality assumptions using the new base table and an adjusted mortality improvement scale. The updates resulted in an increase of $28.1 million in the pension plan obligation at December 31, 2014. Also, these updated mortality assumptions increased pension expense by approximately $5.3 million in 2015 compared to 2014.
In October 2015, the Society of Actuaries released another updated mortality improvement scale which indicated lower mortality improvements than previously indicated in the 2014 mortality improvement scale. As a result, in December 2015, Cleco updated its mortality assumptions using the new data released by the Society of Actuaries. The update resulted in a decrease of $7.2 million in the pension plan obligation at December 31, 2015.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(32,611)	$(3,178)
	0.5% decrease	$36,570	$3,504
Salary scale	0.5% increase	$7,962	$1,533
	0.5% decrease	$(7,226)	$(1,386)
Expected return on assets	0.5% increase	$—	$(1,935)
	0.5% decrease	$—	$1,935

Cleco Power did not make any required or discretionary contributions to the pension plan in 2015 and 2014. In 2013, Cleco Power made $34.0 million in discretionary contributions to the pension plan designated for the 2012 plan year. Based on current funding assumptions, management estimates that $25.3 million in pension contributions will be required through 2019. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year to year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions.
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

•
Cleco is currently involved in certain legal proceedings and management has estimated the probable costs for the resolution of these claims. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement assumptions. For more information on legal proceedings affecting Cleco, see Part I, Item 1, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Agreement and Plan of Merger,” and “—Litigation,” and Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

Cleco Power
Cleco Power’s retail rates are regulated by the LPSC. Future rate changes could have a material impact on the results of operations, financial condition, or cash flows of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2015, the carrying value of Cleco Power’s long-lived assets was $3.12 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•
Cleco Power has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2015, Cleco Power had $548.3 million in regulatory assets, net of regulatory liabilities. Actions by the LPSC could limit the recovery of these regulatory assets, causing Cleco Power to record a loss on some or all of the regulatory assets. For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” “Note 3 — Regulatory Assets and Liabilities,” and “— Financial Condition — Regulatory and Other Matters — Lignite Deferral.”

•
The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

included in this audit is $582.6 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. For more information on LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2015, and 2014 — Cleco Power — Cleco Power’s Results of Operations — Fuel Cost Recovery/Recoverable Fuel and Power Purchased.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Corporation’s and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Corporation and Cleco Power at December 31, 2015:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Corporation	Baa1	N/A	BBB+
Cleco Power	A3	BBB+	BBB+

Upon announcement of the Merger, Moody’s and S&P placed Cleco Corporation and Cleco Power on negative outlook and CreditWatch negative, respectively. On February 25, 2016, S&P changed the outlook for Cleco Corporation and Cleco Power from CreditWatch negative to CreditWatch developing. Prior to close of the Merger or upon termination of the Merger Agreement, it is expected that the credit rating agencies will update their ratings on both Cleco Corporation and Cleco Power taking into consideration the results of the merger transaction.
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
Cleco Power is integrated into the MISO market. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At December 31, 2015, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. For more about MISO, see “— Regulatory and Other Matters — Transmission Rates of Cleco Power.”

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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally at the date of acquisition or debt issuance. Cleco Corporation and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

	AT DEC. 31,
(THOUSANDS)	2015	2014
Current:
Cleco Katrina/Rita’s storm recovery bonds	$9,263	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	16,174	14,915
Cleco Power’s building renovation escrow	—	194
Total non-current	16,195	15,130
Total restricted cash and cash equivalents	$25,458	$24,116

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During 2015, Cleco Katrina/Rita collected $21.2 million net of administration fees. In March and September 2015, Cleco Katrina/Rita used $8.1 million and $7.7 million, respectively, for scheduled storm recovery bond principal payments and $2.6 million and $2.5 million, respectively, for related interest payments.
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

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2015, or 2014.
At December 31, 2015, Cleco’s long-term debt outstanding was $1.29 billion, of which $19.4 million was due within one year. The long-term debt due within one year at December 31, 2015, represents $16.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.6 million of capital lease payments. For Cleco, long-term debt decreased $70.1 million from December 31, 2014, due to a $50.0 million repayment of senior notes in July 2015, a $43.0 million net decrease in Cleco Corporation and Cleco Power’s credit facility borrowings outstanding, a $35.0 million repayment of a bank term loan in April 2015, $15.8 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2015, and a $2.4 million decrease in capital lease obligations. These decreases were partially offset by the issuance of $75.0 million senior unsecured notes in the fourth quarter of 2015, debt expense amortization of $0.7 million, and debt discount amortization of $0.4 million.
Cash and cash equivalents available at December 31, 2015, were $68.2 million combined with $514.0 million available credit facility capacity ($216.0 million from Cleco Corporation and $298.0 million from Cleco Power) for total liquidity of $582.2 million.
At December 31, 2015, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting.”
At December 31, 2015, and 2014, Cleco had a working capital surplus of $242.3 million and $262.8 million, respectively. The $20.5 million decrease in working capital is primarily due to:

•
a $77.2 million net decrease in net current tax assets and related interest charges primarily due to the reclassification of deferred taxes from current to long-term in accordance with new accounting guidance and

•
a $7.5 million decrease in accumulated deferred fuel primarily related to the loss of a wholesale customer, the timing of collections of fuel expenses, and a decrease in fuel costs and power purchases.

These decreases in working capital were partially offset by:

•	a $29.7 million decrease in accounts payable (excluding FTR purchases) primarily due to the timing of property taxes and other vendor payments,

•	a $23.8 million increase in unrestricted cash and cash equivalents,

•	an $8.1 million increase in fuel inventory primarily due to higher petcoke reserves as a result of the increased use of natural gas, and

•	a $5.6 million increase in materials and supplies primarily to address potential system restoration events and purchases for planned outages.

For information on recent authoritative guidance relating to the reclassification of deferred taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance.”
At December 31, 2015, Cleco’s Consolidated Balance Sheets reflected $2.65 billion of total liabilities compared to $2.74 billion at December 31, 2014. The $92.6 million decrease in total liabilities was primarily due to decreases in long-term debt and accounts payable, partially offset by increases in postretirement benefit obligations. During 2015, long-term debt decreased $70.1 million, as discussed above, and accounts payable decreased $33.4 million as a result of the timing of property taxes and other vendor payments. Postretirement benefit obligations increased $7.4 million primarily due to a lower than expected return on plan assets, partially offset by higher discount rates.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Cleco Corporation (Holding Company Level)
Cleco Corporation had no short-term debt outstanding at December 31, 2015, or 2014.
At December 31, 2015, Cleco Corporation had $34.0 million draws outstanding under its $250.0 million credit facility compared to $57.0 million outstanding at December 31, 2014. This facility provides for working capital and other needs.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at Cleco Corporation at December 31, 2015, were $2.2 million, combined with $216.0 million credit facility capacity for a total liquidity of $218.2 million.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2015, or 2014.
At December 31, 2015, Cleco Power’s long-term debt outstanding was $1.25 billion, of which $19.4 million was due within one year. The long-term debt due within one year at December 31, 2015, represents $16.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.6 million of capital lease payments. For Cleco Power, long-term debt decreased $47.4 million from December 31, 2014, primarily due to a $50.0 million repayment of senior notes in July 2015, a $35.0 million repayment of a bank term loan in April 2015, a $20.0 million net decrease in Cleco Power’s credit facility borrowings outstanding, $15.8 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2015, and a $2.4 million decrease in capital lease obligations. These decreases were partially offset by the issuance of $75.0 million senior unsecured notes in the fourth quarter of 2015, debt expense amortization of $0.4 million, and debt discount amortization of $0.4 million.
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
On May 1, 2015, Cleco Power repriced at a mandatory tender date its $50.0 million 2008 Series A GO Zone bonds and entered into a new interest rate period with a mandatory tender date of April 30, 2020. In connection with the new interest rate period, the interest rate is at a fixed rate of 2.0% per annum.
On July 15, 2015, Cleco Power repaid its $50.0 million 4.95% senior notes. As part of the redemption, Cleco Power paid $1.2 million of accrued interest. At December 31, 2014, Cleco Power had the intent and ability to refinance these outstanding senior notes with other long-term debt; however, due to available cash on July 15, 2015, the senior notes were repaid with $25.0 million of cash and $25.0 million from Cleco Power’s credit facility.
On November 13, 2015, Cleco Power issued $75.0 million of 10-year bonds in a private placement with an interest rate of 3.68%. The debt proceeds were received in two tranches. On November 13, 2015, Cleco Power received $30.0 million of these debt proceeds, and on December 15, 2015, Cleco Power received the remaining $45.0 million. The maturity date of the notes is November 15, 2025. The proceeds partially replenished funds used to repay debt that matured in May and July 2015 as described above.
At December 31, 2015, and 2014, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This facility provides for working capital and other financing needs. At December 31, 2015, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. This letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity.
Cleco Corporation and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at December 31, 2015, were $65.7 million combined with $298.0 million credit facility capacity for total liquidity of $363.7 million.
At December 31, 2015, and 2014, Cleco Power had a working capital surplus of $184.9 million and $172.7 million, respectively. The $12.2 million increase in working capital is primarily due to:

•	a $26.5 million increase in unrestricted cash and cash equivalents,

•	a $25.0 million decrease in accounts payable (excluding FTR purchases) primarily related to the timing of property taxes and other vendor payments,

•	an $8.1 million increase in fuel inventory primarily due to higher petcoke reserves as a result of the increased use of natural gas, and

•	a $5.6 million increase in materials and supplies primarily to address potential system restoration events and purchases for planned outages.

These increases in working capital were partially offset by:

•
a $21.7 million decrease in affiliate accounts receivable primarily due to a partial utilization of Cleco Corporation’s net operating loss due to Cleco Power’s estimated taxable income exceeding its net operating loss carryforward,

•
a $20.2 million net decrease in net current tax assets and related interest charges primarily due to the reclassification of deferred taxes from current to long-term in accordance with new accounting guidance, and

•
a $7.5 million decrease in accumulated deferred fuel primarily related to the loss of a wholesale customer, the timing of collections of fuel expenses, and a decrease in fuel costs and power purchases.

For information on recent authoritative guidance relating to the reclassification of deferred taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Recent Authoritative Guidance.”
At December 31, 2015, Cleco Power’s Consolidated Balance Sheets reflected $2.68 billion of total liabilities compared to $2.69 billion at December 31, 2014. The $6.2 million decrease in total liabilities during 2015 was primarily due to decreases in long-term debt and accounts payable, partially offset by increases in accumulated deferred federal and state income taxes and postretirement benefit obligations. During 2015, long-term debt decreased $47.4 million, as previously discussed, and accounts payable decreased $28.7 million as a result of the timing of property taxes and other

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

vendor payments. The increase in net accumulated deferred federal and state income taxes and taxes payable of $56.1 million was the result of the utilization of the tax net operating loss and tax depreciation. Postretirement benefit obligations also increased $16.3 million primarily due to a lower than expected return on plan assets, partially offset by higher discount rates.

Credit Facilities
At December 31, 2015, Cleco had two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $550.0 million.
At December 31, 2015, Cleco Corporation had $34.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.465%, leaving an available borrowing capacity of $216.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. If Cleco Corporation’s credit ratings were to be downgraded one level, Cleco Corporation would be required to pay higher fees and additional interest of 0.05% and 0.20%, respectively, under the pricing levels for its credit facility.
At December 31, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million. The borrowing costs under the facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and additional interest of 0.075% and 0.175%, respectively, under the pricing levels of its credit facility. The letter of credit issued to MISO is pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. If the Merger is completed, upon closing, the current credit facilities will be replaced with facilities of similar terms and extended maturities.
At December 31, 2015, Cleco Corporation and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Corporation or Cleco Power were to default under the covenants in their respective credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Corporation would be considered to be in default under its credit facility.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $361.0 million during 2015, $335.2 million during 2014, and $341.7 million during 2013. Net cash provided by operating activities during 2015 increased $25.8 million from 2014 primarily due to the following items:

•	lower net fuel and power purchases of $21.5 million primarily due to the absence of a plant outage, the loss of a wholesale customer, timing of collections, and lower per unit gas prices,

•	lower payments to gas vendors of $18.4 million primarily due to lower per unit prices,

•	lower payments for generating station outage expenses of $15.9 million, and

•	lower income tax payments of $13.9 million.

These increases in net operating cash were partially offset by higher payments to vendors of $49.9 million primarily related to the timing of property tax payments and other vendor payments.
Net cash provided by operating activities during 2014 decreased $6.5 million from 2013 primarily due to the following items:

•	lower income tax refunds of $47.4 million and higher income tax payments of $15.3 million, for a net decrease of $62.7 million,

•	higher payments for fuel and power purchases of $30.4 million, primarily as a result of extended plant outages, the addition of a wholesale customer, and the timing difference in collections, and

•	higher corporate franchise tax payments of $3.7 million.

These decreases in net operating cash were partially offset by:

•	the absence of pension plan contributions of $34.0 million,

•	lower payments to vendors of $29.3 million,

•	higher collections from customers of $18.9 million,

•	lower payments for fuel inventory and materials and supplies of $6.4 million, and

•	higher receipts for deposits from customers of $2.7 million.

For information on Cleco’s investing and financing activities, see Item 8, “Financial Statements and Supplementary Data — Cleco Corporation — Consolidated Statements of Cash Flows.”

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $366.5 million during 2015, $347.1 million during 2014, and $279.4 million during 2013. Net cash provided by operating activities during 2015 increased $19.4 million from 2014 primarily due to the following items:

•	lower net fuel and power purchases of $21.5 million primarily due to the absence of a plant outage, the loss of a wholesale customer, timing of collections, and lower per unit gas prices,

•	lower payments to gas vendors of $18.4 primarily due to lower per unit prices, and

•	lower payments for generating station outage expenses of $15.9 million.

These increases in net operating cash were partially offset by higher payments to vendors of $46.2 million primarily related to the timing of property tax payments and other vendor payments.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Net cash provided by operating activities during 2014 increased $67.7 million from 2013 primarily due to the following items:

•	the absence of pension plan contributions of $34.0 million,

•	lower payments to vendors of $29.3 million,

•	higher collections from customers of $18.9 million,

•	lower payments for fuel inventory and materials and supplies of $6.4 million, and

•	higher receipts for deposits from customers of $2.7 million.

These increases in net operating cash were partially offset by higher payments for fuel and power purchases of $30.4 million, primarily as a result of extended plant outages, the addition of a wholesale customer, and the timing difference in collections.
For information on Cleco Power’s investing and financing activities, see Item 8, “Financial Statements and Supplementary Data — Cleco Power — Consolidated Statements of Cash Flows.”

Capital Expenditures
Cleco’s capital expenditures are primarily incurred in its major first-tier subsidiary, Cleco Power. Cleco Power’s capital expenditures relate primarily to assets that may be included in Cleco Power’s rate base and, if considered prudent by the LPSC, can be recovered from its customers. Those assets also earn a rate of return authorized by the LPSC and are subject to the FRP. Such assets primarily consist of improvements to Cleco Power’s distribution system, transmission system, and generating stations.
During the years ended December 31, 2015, 2014, and 2013, Cleco Power had capital expenditures, excluding AFUDC, of $153.3 million, $201.2 million, and $177.1 million, respectively. In 2015, 2014, and 2013, 100% of Cleco Power’s capital expenditure requirements were funded internally.
Other subsidiaries had capital expenditures of $0.5 million, $1.0 million, and $7.5 million during the years ended December 31, 2015, 2014, and 2013, respectively.
In 2016 and for the five-year period ending 2020, Cleco Power expects to internally fund 100% of its capital expenditure requirements. However, Cleco Power may choose to issue debt in order to achieve a capital structure with a debt ratio of 49%. All computations of internally funded capital expenditures exclude AFUDC.
Cleco’s and Cleco Power’s estimated capital expenditures and debt maturities for 2016 and for the five-year period ending 2020 are presented in the following tables. All amounts exclude AFUDC.

Cleco
PROJECT (THOUSANDS)	2016	%	2016-2020%
Environmental	$9,000	3%	$44,000	4%
New business	36,000	14%	158,000	16%
Transmission reliability	44,000	17%	99,000	10%
Fuel optimization	50,000	19%	119,000	12%
General (1)	121,000	47%	590,000	58%
Total capital expenditures	$260,000	100%	$1,010,000	100%
Debt payments	17,000		370,000
Total capital expenditures and debt payments	$277,000		$1,380,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.

Cleco Power
PROJECT (THOUSANDS)	2016	%	2016-2020%
Environmental	$9,000	4%	$44,000	4%
New business	36,000	14%	158,000	16%
Transmission reliability	44,000	17%	99,000	10%
Fuel optimization	50,000	19%	119,000	12%
General (1)	118,000	46%	579,000	58%
Total capital expenditures	$257,000	100%	$999,000	100%
Debt payments	17,000		336,000
Total capital expenditures and debt payments	$274,000		$1,335,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.

Capital expenditures for other subsidiaries in 2016 are estimated to total $3.0 million. For the five-year period ending 2020, capital expenditures for other subsidiaries are estimated to total $11.0 million. Cleco expects cash and cash equivalents on hand in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of equity or debt securities to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Other Cash Requirements
Cleco Power’s regulated operations are Cleco’s primary source of internally generated funds. These funds, along with the issuance of additional debt and equity in future years, will be used for general corporate purposes, capital expenditures, and repayment of corporate debt.

Shelf Registrations
On October 29, 2015, a registration statement (No. 333-207681) was declared effective by the SEC and registered the offer and sale of up to $500.0 million of debt and equity securities for Cleco Corporation. At December 31, 2015, this registration statement had remaining capacity allowing for the issuance of up to $500.0 million in debt and equity securities.
On October 29, 2015, a registration statement (No. 333-207673) was declared effective by the SEC and registered the offer and sale of up to $400.0 million of debt securities for Cleco Power. At December 31, 2015, this registration statement had remaining capacity allowing for the issuance of up to $400.0 million in debt securities.

Common Stock Repurchase Program
Cleco Corporation has a common stock repurchase program that authorizes management to repurchase shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding at December 31, 2010. In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased under this program without the prior written consent of Cleco Partners. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Common Stock — Common Stock Repurchase Program.”

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Contractual Obligations
Cleco, in the course of normal business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2015, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2015.

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco Corporation
Long-term debt obligations (1)	$35,339	$34,445	$894	$—	$—
Operating lease obligations (3)	943	315	628	—	—
Purchase obligations (4)	25,566	9,388	9,408	4,492	2,278
Other long-term liabilities (5)	14,559	2,242	3,235	2,850	6,232
Pension and other benefits obligations (6)	215,118	6,990	14,316	15,164	178,648
Total Cleco Corporation	$291,525	$53,380	$28,481	$22,506	$187,158
Cleco Power
Long-term debt obligations (1)	$2,480,999	$88,066	$417,550	$133,103	$1,842,280
Capital lease obligations (2)	6,278	3,722	2,556	—	—
Operating lease obligations (3)	29,293	8,642	9,263	5,639	5,749
Purchase obligations (4)	200,300	146,011	46,081	7,474	734
Other long-term liabilities (5)	98,153	16,200	32,946	33,651	15,356
Total Cleco Power	$2,815,023	$262,641	$508,396	$179,867	$1,864,119
Total long-term debt obligations (1)	$2,516,338	$122,511	$418,444	$133,103	$1,842,280
Total capital lease obligations (2)	$6,278	$3,722	$2,556	$—	$—
Total operating lease obligations (3)	$30,236	$8,957	$9,891	$5,639	$5,749
Total purchase obligations (4)	$225,866	$155,399	$55,489	$11,966	$3,012
Total other long-term liabilities (5)	$112,712	$18,442	$36,181	$36,501	$21,588
Total pension and other benefits obligations (6)	$215,118	$6,990	$14,316	$15,164	$178,648
Total	$3,106,548	$316,021	$536,877	$202,373	$2,051,277

(1) Long-term debt existing as of December 31, 2015, is debt that has a final maturity of January 1, 2017, or later (current maturities of long-term debt are due within one-year). Cleco’s anticipated interest payments related to long-term debt also are included in this category. Scheduled maturities of debt total $16.8 million for 2016 and $1.28 billion for the years thereafter. For more information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt” and “— Debt” above.
(2) Capital leases are maintained in the ordinary course of Cleco’s business activities, including leases for barges. For more information regarding these leases, see Item 8, “Financial Statement and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
(3) Operating leases are maintained in the ordinary course of Cleco’s business activities. These leases include utility systems, railcars, towboats, office space, operating facilities, office equipment, tower rentals, and vehicles and have various terms and expiration dates from 1 to 27 years. For more information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Operating Leases.”
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

Off-Balance Sheet Commitments and On-Balance Sheet Guarantees
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and on-balance sheet guarantees, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments” and “— On-Balance Sheet Guarantees.”

Regulatory and Other Matters

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 1.07% during the three years ended December 31, 2015. Cleco believes inflation at this level does not materially affect its results of operations or financial condition. However, under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Retail Rates of Cleco Power
Retail rates (comprised of base revenue, the FAC revenue, and the EAC revenue) regulated by the LPSC accounted for approximately 85% and 82% of Cleco Power’s 2015 and 2014 revenue, respectively.

Fuel Rates
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997 in Docket No. U-21497 provides that an audit will be performed at least every other year. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit was $1.73 billion. On August 17, 2015, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. On October 28, 2015, the LPSC approved the audit report. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in this audit is $582.6 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on MATS, see Part I, Item 1, “Business — Environmental Matters — Air Quality.”
On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance if, any related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Base Rates
Cleco Power’s annual retail earnings are subject to the terms of an FRP established by the LPSC. Prior to July 1, 2014, Cleco

Power’s FRP allowed a target ROE of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3% were required to be refunded to customers. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. In June 2014, the LPSC approved Cleco Power’s FRP extension, finalized the rate treatment of Coughlin, and issued the implementing order. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power’s retail rates were adjusted based on a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. The capital structure assumes an equity ratio of 51%. The FRP extension includes a mechanism that allows for the recovery of revenue requirements related to excess amounts of surcredits refunded for storm costs and uncertain tax positions, MISO transition and administration charges, Louisiana state corporate franchise taxes, incremental production operations and maintenance costs, LPSC renewable project costs, and certain capacity costs. It also includes recovery of deferred costs for the previous LPSC fuel audit, biomass pilot project costs, and costs related to filing the FRP extension. The FRP extension also includes a mechanism allowing for recovery of incremental capacity costs above the level included in base rates and allows Cleco Power to request recovery of additional capital project costs during its four-year term. For information concerning amounts accrued and refunded by Cleco Power as a result of the FRP and information on the LPSC Staff’s FRP reviews, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Regulation and Rates.”

Energy Efficiency
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. In September 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power subsequently filed its formal intent with the LPSC to participate in the Phase I - Quick Start portion of the LPSC’s energy efficiency initiative, which runs November 1, 2014, through July 31, 2017. During Phase I, Cleco Power designed several energy efficiency programs and began offering these programs to customers on November 1, 2014. In November 2014, Cleco Power began recovering approximately $3.3 million annually of estimated costs for the program through an approved rate tariff.

Wholesale Rates of Cleco Power
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. In February 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

marketing entities the authority to continue to charge market-based rates for wholesale power. Cleco filed its triennial market power analysis with FERC on January 23, 2015. The comment period has passed with no interventions, and Cleco Power is currently waiting on an order from FERC. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Transmission Rates of Cleco Power
In July 2011, FERC issued Order No. 1000 that reforms the electric transmission planning and cost allocation requirements for public utility transmission providers. The rule builds on the reforms of Order No. 890 and corrects remaining deficiencies with respect to transmission planning processes and cost allocation methods. In 2015, MISO and SPP made separate filings containing different metrics to meet specific requirements. A compliance determination for both filings has not been made and will be addressed later this year at the MISO/SPP Interconnection Process Task Force meetings. Management is unable, at this time, to determine if this order will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
In June 2013, the LPSC unanimously approved Cleco Power’s MISO change of control request to transfer functional control of certain transmission assets to MISO. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. These markets use market-based mechanisms to manage transmission congestion across the MISO market area. In December 2013, Cleco Power integrated its generation dispatch and transmission operations with MISO. The LPSC authorized Cleco Power to defer and collect the retail portion of its MISO integration costs from LPSC jurisdictional customers through the FRP. Cleco Power deferred $3.7 million of integration costs and began recovering these costs over a four-year period beginning July 1, 2014.
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussions. On December 22, 2015, an ALJ issued an initial decision in this docket. Subject to review by the LPSC on exceptions, the initial decision authorizes the MISO transmission owners to collect a 10.32% ROE. A binding FERC order is expected to be issued during the second half of 2016. In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 0.5% for RTO participation as allowed by the MISO tariff. On January 5, 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding. As of December 31, 2015, Cleco Power had $2.5 million accrued for a possible reduction to the ROE for the period December 2013 through December 2015. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For more information about the risks associated with Cleco Power’s integration into MISO, see Part I, Item 1A, “Risk Factors — MISO.”

Transmission and Generation Projects
Cleco Power is involved in several transmission projects, including the Layfield/Messick project, the Cenla Transmission Expansion project, and the Bayou Vista project. Cleco Power is also currently involved in the Cabot Waste Heat Recovery project, which is a proposed waste heat generating unit. For information on these projects, please read “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Cleco Power integrated its generation dispatch and transmission operations with MISO in December 2013. For more information about Cleco Power’s integration into MISO, see “— Transmission Rates of Cleco Power.”

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
The SPP RE conducts a NERC Reliability Standard audit every three years. Cleco’s next audit is expected to begin in April 2016. Management is unable to predict the outcome of any future audits or whether any findings in future audits will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance.”

Retail Electric Markets
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the supplier for new customers. The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer. If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier. The “300-foot rule” is currently under review by the LPSC in Docket No. R-32763. Management is unable to predict the time of completion and cannot determine the impact any potential rulemaking may have on the results of operations, financial condition, or cash flows of Cleco Power.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

The application of the current rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. Such competition has led to complaints by competitors that Cleco Power has violated the 300-foot rule. Several complaints have been made by competitors who operate as rural electric cooperatives and, if the LPSC were to rule in favor of such competitors, Cleco Power may be fined. Management does not believe any such fines, if imposed, would have a material impact on the results of operations, financial condition, or cash flows of the Registrants. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.

Lignite Deferral
Cleco Power operates a generating unit jointly owned with SWEPCO that uses lignite as its primary fuel source.
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
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over 11.5 years. In connection with its approval of the Oxbow Lignite Mine acquisition, in 2009 the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized. At December 31, 2015, and 2014, Cleco Power had $8.9 million and $11.5 million, respectively, in deferred costs remaining uncollected.

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the LPSC to initiate an IRP process in October 2013. The IRP process included the conduct of stakeholder meetings and consideration of feedback provided by stakeholders. Cleco Power filed its IRP with the LPSC in September 2015. Stakeholders filed comments in November 2015. The LPSC Staff filed its comments in December 2015, which included a recommendation that the LPSC accept Cleco Power’s IRP as filed. Cleco Power is currently waiting for the final LPSC ruling.

Service Quality Program
In October 2015, the LPSC proposed a Service Quality Program containing 21 requirements for Cleco Power. The Service Quality Program has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. On February 1, 2016, the Service Quality Program was approved by the LPSC.

AMI Project
In October 2009, Cleco Power received notification of its selection to receive a $20.0 million grant from the DOE to deploy advanced metering infrastructure technology for Cleco Power’s customers. Advanced metering technology allows Cleco Power to better manage its electric system and provides remote meter reading through the meter’s communicating capabilities. The primary benefit is savings gained through operational efficiencies. The project was approved by the LPSC in February 2011, and the initial installation of the advanced meters was completed in May 2013. The total project cost was $71.4 million, of which $20.0 million was reimbursed by the DOE.
As part of the LPSC approval of Cleco Power’s AMI project, Cleco Power is required to conduct a demand response pilot program following the AMI system implementation. The pilot program test reduced rates during times of the day when power usage is typically lower. By choosing off-peak times to use appliances and equipment that consume the most energy, customers can save money on electric bills. Cleco Power is in the final analysis and reporting stage of the pilot program and expects completion in April 2016.

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
Cleco evaluates derivatives and hedging activities to determine whether market risk-sensitive instruments and positions are required to be marked-to-market. With the exception of FTRs, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements. When positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the FAC.
Cleco’s exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of power, FTRs, and natural gas. Management’s views on market risk are not necessarily indicative of actual results, nor do they

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

represent the maximum possible gains or losses. The views do represent, within the parameters disclosed, what management estimates may happen.
Cleco maintains a master netting agreement policy and monitors credit risk exposure through reviews of counterparty credit quality, aggregate counterparty credit exposure, and aggregate counterparty concentration levels. Cleco manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Corporation and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Corporation and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. Upon announcement of the Merger, Moody’s and S&P placed Cleco Corporation and Cleco Power on negative outlook and CreditWatch negative, respectively. On February 25, 2016, S&P changed the outlook for Cleco Corporation and Cleco Power from CreditWatch negative to CreditWatch developing. Prior to close of the Merger or upon termination of the Merger Agreement, it is expected that the credit rating agencies will update their ratings on both Cleco Corporation and Cleco Power taking into consideration the results of the merger transaction. If Cleco Corporation or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Corporation and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to post additional collateral for derivatives.

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

At December 31, 2015, the carrying value of Cleco’s long-term fixed-rate debt was $1.27 billion, with a fair market value of $1.43 billion. The $164.5 million difference between the carrying value of the debt and the market value is driven by the spread between the stated rate of Cleco’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco’s debt. Fair value was determined using quoted market prices. A 1% increase in the average interest rates would result in a corresponding decrease of approximately $133.6 million in the fair value of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2015, Cleco had no short-term variable rate debt and $34.0 million in long-term variable-rate debt under Cleco Corporation’s $250.0 million credit facility at an all-in interest rate of 1.465%, leaving an available borrowing capacity of $216.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The rate for the current borrowings under the facility is equal to LIBOR plus 1.075%, plus facility fees of 0.175%. Each 1% increase in the all-in interest rate applicable to such debt would result in a decrease in Cleco’s pretax earnings of $0.3 million.
At December 31, 2015, Cleco Power had no long-term variable rate debt. See below for more details.

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses are included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at December 31, 2015. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Consolidated Statements of Income. At December 31, 2015, Cleco and Cleco Power’s Consolidated Balance Sheets reflected open FTR positions of $7.7 million in Energy risk management assets and $0.3 million in Energy risk management liabilities. For more information on FTRs, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Fair Value Accounting — Commodity Contracts.”

CLECO POWER
Please refer to “— Risk Overview” for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power may enter into various fixed- and variable-rate debt obligations. For details, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Debt.” Please refer to “— Interest Rate Risks” for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
As of December 31, 2015, the carrying value of Cleco Power’s long-term fixed-rate debt was $1.27 billion, with a fair market value of $1.43 billion. The $164.5 million difference between the carrying value of the debt and the market value of such debt is driven by the spread between the stated rate of Cleco Power’s debt as compared to the current market yield for debt with similar risk profiles, maturities, and terms as Cleco Power’s debt. Fair value was determined using quoted market prices. A 1% increase in the average interest rates applicable to such debt would result in a corresponding decrease of approximately $133.6 million in the fair value of these instruments. If these instruments are held to maturity, no change in stated value will be realized.
At December 31, 2015, Cleco Power had no short-term variable rate debt or long-term variable-rate debt.
At December 31, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cleco Corporation
Pineville, Louisiana

We have audited the accompanying consolidated balance sheets of Cleco Corporation and subsidiaries (the “Company”) as of December 31, 2015, and 2014, and the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleco Corporation and subsidiaries as of December 31, 2015, and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 26, 2016

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2015	2014	2013
Operating revenue
Electric operations	$1,142,389	$1,225,960	$1,047,548
Other operations	69,186	67,055	51,002
Gross operating revenue	1,211,575	1,293,015	1,098,550
Electric customer credits	(2,173)	(23,530)	(1,836)
Operating revenue, net	1,209,402	1,269,485	1,096,714
Operating expenses
Fuel used for electric generation	373,117	322,696	329,874
Power purchased for utility customers	130,095	242,219	45,292
Other operations	127,410	117,369	121,646
Maintenance	88,137	98,999	97,441
Depreciation and amortization	149,579	146,505	142,860
Taxes other than income taxes	49,134	43,924	50,469
Merger transaction costs	4,591	17,848	—
(Gain) loss on sale of assets	—	(6,107)	800
Total operating expenses	922,063	983,453	788,382
Operating income	287,339	286,032	308,332
Interest income	895	1,768	1,105
Allowance for equity funds used during construction	3,063	5,380	4,081
Equity loss from investees, before tax	(8)	—	—
Other income	1,443	4,790	13,857
Other expense	(3,368)	(2,509)	(2,861)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	78,877	75,186	85,570
Allowance for borrowed funds used during construction	(886)	(1,580)	(1,316)
Total interest charges	77,991	73,606	84,254
Income before income taxes	211,373	221,855	240,260
Federal and state income tax expense	77,704	67,116	79,575
Net income applicable to common stock	$133,669	$154,739	$160,685

Basic average number of common shares outstanding	60,476,066	60,406,001	60,434,510
Diluted average number of common shares outstanding	60,689,269	60,601,458	60,720,090
Basic earnings per average common share outstanding	$2.21	$2.56	$2.66
Diluted earnings per average common share outstanding	$2.20	$2.55	$2.65
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Net income	$133,669	$154,739	$160,685
Other comprehensive income (loss), net of tax:
Postretirement benefits gain (loss) (net of tax expense of $3,670 in 2015, tax benefit of $4,378 in 2014, and tax expense of $3,137 in 2013)	5,869	(7,001)	5,016
Net gain on cash flow hedges (net of tax expense of $132 in 2015, $132 in 2014, and $925 in 2013)	211	212	1,478
Total other comprehensive income (loss), net of tax	6,080	(6,789)	6,494
Comprehensive income, net of tax	$139,749	$147,950	$167,179
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2015	2014
Assets
Current assets
Cash and cash equivalents	$68,246	$44,423
Restricted cash and cash equivalents	9,263	8,986
Customer accounts receivable (less allowance for doubtful accounts of $2,674 in 2015 and $922 in 2014)	43,255	41,500
Other accounts receivable	27,677	28,098
Unbilled revenue	33,995	38,475
Fuel inventory, at average cost	72,838	64,747
Materials and supplies, at average cost	76,731	71,124
Energy risk management assets	7,673	10,776
Accumulated deferred federal and state income taxes, net	—	76,785
Accumulated deferred fuel	12,910	21,554
Cash surrender value of company-/trust-owned life insurance policies	73,823	71,167
Prepayments	7,883	10,284
Regulatory assets	14,117	12,212
Other current assets	448	473
Total current assets	448,859	500,604
Property, plant, and equipment
Property, plant, and equipment	4,661,212	4,508,960
Accumulated depreciation	(1,536,158)	(1,442,960)
Net property, plant, and equipment	3,125,054	3,066,000
Construction work in progress	66,509	99,458
Total property, plant, and equipment, net	3,191,563	3,165,458
Equity investment in investees	16,822	14,540
Prepayments	4,542	4,891
Restricted cash and cash equivalents	16,195	15,130
Regulatory assets - deferred taxes, net	236,941	234,370
Regulatory assets	284,689	311,867
Net investment in direct financing lease	13,464	13,498
Intangible asset	74,963	90,642
Tax credit fund investment, net	13,741	7,251
Other deferred charges	21,575	10,167
Total assets	$4,323,354	$4,368,418
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2015	2014
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$19,421	$18,272
Accounts payable	93,822	127,268
Customer deposits	55,233	53,411
Provision for rate refund	2,696	2,264
Taxes payable	2,573	2,197
Interest accrued	7,814	8,669
Energy risk management liabilities	275	827
Regulatory liabilities - other	312	312
Deferred compensation	10,156	11,374
Other current liabilities	14,277	13,176
Total current liabilities	206,579	237,770
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	925,103	918,858
Accumulated deferred investment tax credits	3,245	4,161
Postretirement benefit obligations	205,036	197,623
Regulatory liabilities - other	—	312
Restricted storm reserve	16,177	14,916
Other deferred credits	24,670	28,510
Total long-term liabilities and deferred credits	1,174,231	1,164,380
Long-term debt, net	1,267,703	1,338,998
Total liabilities	2,648,513	2,741,148
Commitments and contingencies (Note 14)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,058,918 and 61,051,286 shares and outstanding 60,482,468 and 60,421,467 shares at December 31, 2015, and 2014, respectively	61,059	61,051
Premium on common stock	418,518	415,482
Retained earnings	1,245,014	1,208,712
Treasury stock, at cost, 576,450 and 629,819 shares at December 31, 2015, and 2014, respectively	(23,165)	(25,310)
Accumulated other comprehensive loss	(26,585)	(32,665)
Total shareholders’ equity	1,674,841	1,627,270
Total liabilities and shareholders’ equity	$4,323,354	$4,368,418
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Operating activities
Net income	$133,669	$154,739	$160,685
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	156,211	156,590	161,047
(Gain) loss on sale of assets	—	(6,224)	885
Unearned compensation expense	6,344	6,545	6,446
Allowance for equity funds used during construction	(3,063)	(5,380)	(4,081)
Net deferred income taxes	74,103	63,597	65,989
Deferred fuel costs	9,899	(11,558)	5,630
Cash surrender value of company-/trust-owned life insurance	950	(3,616)	(3,669)
Changes in assets and liabilities
Accounts receivable	(13,656)	11,556	(26,357)
Unbilled revenue	4,481	(7,310)	(2,504)
Fuel inventory and materials and supplies	(13,698)	(12,147)	(18,626)
Prepayments	2,750	27	(3,502)
Accounts payable	(25,294)	4,481	(1,656)
Customer deposits	12,162	14,960	12,213
Postretirement benefit obligations	14,173	8,864	(24,541)
Regulatory assets and liabilities, net	18,793	(777)	(30,524)
Other deferred accounts	(17,454)	(14,691)	(5,547)
Taxes accrued	(831)	(22,685)	53,197
Interest accrued	(1,024)	(3,519)	(768)
Other operating	2,507	1,717	(2,627)
Net cash provided by operating activities	361,022	335,169	341,690
Investing activities
Additions to property, plant, and equipment	(156,819)	(207,636)	(188,614)
Allowance for equity funds used during construction	3,063	5,380	4,081
Property, plant, and equipment grants	—	—	729
Proceeds from sale of property, plant, and equipment	—	9,316	1,145
Reimbursement for property loss	—	191	1,306
Contributions to equity investment in investee	(2,290)	—	—
Premiums paid on trust-owned life insurance	(3,607)	(2,831)	(3,705)
Return of equity investment in tax credit fund	2,128	2,579	1,619
Contributions to tax credit fund	(9,966)	(55,315)	(51,011)
Transfer of cash (to) from restricted accounts, net	(1,341)	(10,097)	201
Purchase of restricted investments	—	—	(8,782)
Sale of restricted investments	—	11,138	—
Maturity of restricted investments	—	1,458	6,816
Other investing	881	(697)	(1)
Net cash used in investing activities	(167,951)	(246,514)	(236,216)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Financing activities
Draws on credit facility	120,000	254,000	228,000
Payments on credit facility	(163,000)	(202,000)	(228,000)
Issuance of long-term debt	75,000	—	160,000
Repayment of long-term debt	(100,824)	(14,876)	(113,969)
Repurchase of long-term debt	—	—	(60,000)
Repurchase of common stock	—	(12,449)	—
Settlement of interest rate swap	—	—	(3,269)
Dividends paid on common stock	(97,283)	(95,044)	(86,376)
Other financing	(3,141)	(2,519)	(4,224)
Net cash used in financing activities	(169,248)	(72,888)	(107,838)
Net increase (decrease) in cash and cash equivalents	23,823	15,767	(2,364)
Cash and cash equivalents at beginning of period	44,423	28,656	31,020
Cash and cash equivalents at end of period	$68,246	$44,423	$28,656

Supplementary cash flow information
Interest paid, net of amount capitalized	$74,349	$74,515	$77,296
Income taxes paid (refunded), net	$1,434	$15,286	$(47,374)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,313	$12,325	$18,627
Issuance of common stock – ESPP	$—	$220	$318
Decreases in property, plant, and equipment	$234	$47	$1,280
Non-cash additions to property, plant, and equipment - ARO	$184	$4,400	$—
Non-cash donation of property	$373	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION

Consolidated Statements of Changes in Common Shareholders’ Equity
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	AOCI	TOTAL COMMON SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2012	60,961,570	$60,962	(606,025)	$(21,072)	$416,619	$1,075,074	$(32,370)	$1,499,213
Common stock issued for compensatory plans	85,436	85	13,539	471	6,005	—	—	6,561
Dividends on common stock, $1.425 per share	—	—	—	—	—	(86,756)	—	(86,756)
Net income	—	—	—	—	—	160,685	—	160,685
Other comprehensive income, net of tax	—	—	—	—	—	—	6,494	6,494
Balances, Dec. 31, 2013	61,047,006	$61,047	(592,486)	$(20,601)	$422,624	$1,149,003	$(25,876)	$1,586,197
Common stock issued for compensatory plans	4,280	4	212,667	7,740	(7,142)	—	—	602
Repurchase of common stock	—	—	(250,000)	(12,449)	—	—	—	(12,449)
Dividends on common stock, $1.5625 per share	—	—	—	—	—	(95,030)	—	(95,030)
Net income	—	—	—	—	—	154,739	—	154,739
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,789)	(6,789)
Balances, Dec. 31, 2014	61,051,286	$61,051	(629,819)	$(25,310)	$415,482	$1,208,712	$(32,665)	$1,627,270
Common stock issued for compensatory plans	7,632	8	53,369	2,145	3,036	—	—	5,189
Dividends on common stock, $1.60 per share	—	—	—	—	—	(97,367)	—	(97,367)
Net income	—	—	—	—	—	133,669	—	133,669
Other comprehensive income, net of tax	—	—	—	—	—	—	6,080	6,080
Balances, Dec. 31, 2015	61,058,918	$61,059	(576,450)	$(23,165)	$418,518	$1,245,014	$(26,585)	$1,674,841
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC
Pineville, Louisiana

We have audited the accompanying consolidated balance sheets of Cleco Power LLC and subsidiaries (the “Company”) as of December 31, 2015, and 2014, and the related consolidated statements of income, comprehensive income, changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleco Power LLC and subsidiaries as of December 31, 2015, and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 26, 2016

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Operating revenue
Electric operations	$1,142,389	$1,225,960	$1,047,548
Other operations	67,109	64,893	48,909
Affiliate revenue	1,142	1,326	1,338
Gross operating revenue	1,210,640	1,292,179	1,097,795
Electric customer credits	(2,173)	(23,530)	(1,836)
Operating revenue, net	1,208,467	1,268,649	1,095,959
Operating expenses
Fuel used for electric generation	373,117	322,696	329,874
Power purchased for utility customers	130,095	247,686	76,962
Other operations	128,697	116,664	114,884
Maintenance	87,416	96,054	85,638
Depreciation and amortization	147,839	144,026	135,717
Taxes other than income taxes	47,102	41,812	46,203
Gain on sale of assets	—	(4)	—
Total operating expenses	914,266	968,934	789,278
Operating income	294,201	299,715	306,681
Interest income	725	1,707	1,100
Allowance for equity funds used during construction	3,063	5,380	4,081
Other income	1,764	1,483	4,883
Other expense	(2,549)	(2,322)	(4,277)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	77,446	76,253	83,993
Allowance for borrowed funds used during construction	(886)	(1,580)	(1,316)
Total interest charges	76,560	74,673	82,677
Income before income taxes	220,644	231,290	229,791
Federal and state income tax expense	79,294	76,974	79,381
Net income	$141,350	$154,316	$150,410
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Net income	$141,350	$154,316	$150,410
Other comprehensive income (loss), net of tax:
Postretirement benefits (loss) gain (net of tax benefit of $9 in 2015, tax benefit of $1,453 in 2014, and tax expense of $2,355 in 2013)	(15)	(2,323)	3,766
Net gain on cash flow hedges (net of tax expense of $132 in 2015, $132 in 2014, and $925 in 2013)	211	212	1,478
Total other comprehensive income (loss), net of tax	196	(2,111)	5,244
Comprehensive income, net of tax	$141,546	$152,205	$155,654
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2015	2014
Assets
Utility plant and equipment
Property, plant, and equipment	$4,645,698	$4,495,490
Accumulated depreciation	(1,525,298)	(1,433,206)
Net property, plant, and equipment	3,120,400	3,062,284
Construction work in progress	66,069	96,702
Total utility plant, net	3,186,469	3,158,986
Current assets
Cash and cash equivalents	65,705	39,162
Restricted cash and cash equivalents	9,263	8,986
Customer accounts receivable (less allowance for doubtful accounts of $2,674 in 2015 and $922 in 2014)	43,255	41,500
Accounts receivable - affiliate	1,908	23,621
Other accounts receivable	27,553	27,949
Unbilled revenue	33,995	38,475
Fuel inventory, at average cost	72,838	64,747
Materials and supplies, at average cost	76,731	71,124
Energy risk management assets	7,673	10,776
Accumulated deferred federal and state income taxes, net	—	6,725
Accumulated deferred fuel	12,910	21,554
Cash surrender value of company-owned life insurance policies	20,003	19,678
Prepayments	6,309	7,283
Regulatory assets	14,117	12,212
Other current assets	337	368
Total current assets	392,597	394,160
Equity investment in investees	16,822	14,532
Prepayments	4,542	4,891
Restricted cash and cash equivalents	16,174	15,109
Regulatory assets - deferred taxes, net	236,941	234,370
Regulatory assets	284,689	311,867
Intangible asset	74,963	90,642
Other deferred charges	20,140	8,385
Total assets	$4,233,337	$4,232,942
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2015	2014
Liabilities and member’s equity
Member’s equity	$1,552,404	$1,545,858
Long-term debt, net	1,234,039	1,282,609
Total capitalization	2,786,443	2,828,467
Current liabilities
Long-term debt due within one year	19,421	18,272
Accounts payable	88,235	116,925
Accounts payable - affiliate	6,598	7,760
Customer deposits	55,233	53,411
Provision for rate refund	2,696	2,264
Taxes payable	17,045	3,115
Interest accrued	7,813	9,224
Energy risk management liabilities	275	827
Regulatory liabilities - other	312	312
Other current liabilities	10,078	9,380
Total current liabilities	207,706	221,490
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,043,531	1,001,332
Accumulated deferred investment tax credits	3,245	4,161
Postretirement benefit obligations	152,152	135,825
Regulatory liabilities - other	—	312
Restricted storm reserve	16,177	14,916
Other deferred credits	24,083	26,439
Total long-term liabilities and deferred credits	1,239,188	1,182,985
Total liabilities and member’s equity	$4,233,337	$4,232,942
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Operating activities
Net income	$141,350	$154,316	$150,410
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	152,833	151,252	147,452
Allowance for equity funds used during construction	(3,063)	(5,380)	(4,081)
Net deferred income taxes	43,675	82,315	81,534
Deferred fuel costs	9,899	(11,558)	5,630
Changes in assets and liabilities
Accounts receivable	(13,681)	11,689	(26,491)
Accounts and notes receivable, affiliate	6,195	709	2,113
Unbilled revenue	4,481	(7,310)	(2,504)
Fuel inventory and materials and supplies	(13,698)	(12,114)	(18,539)
Accounts payable	(20,575)	5,459	(848)
Accounts and notes payable, affiliate	(3,990)	(2,749)	(3,403)
Customer deposits	12,162	14,960	12,213
Postretirement benefit obligations	7,405	4,963	(28,306)
Regulatory assets and liabilities, net	18,793	(777)	(30,524)
Other deferred accounts	(15,991)	(10,798)	(8,212)
Taxes accrued	36,287	(26,373)	5,372
Interest accrued	(1,412)	(4,364)	(304)
Other operating	5,868	2,832	(2,108)
Net cash provided by operating activities	366,538	347,072	279,404
Investing activities
Additions to property, plant, and equipment	(156,357)	(206,607)	(181,154)
Allowance for equity funds used during construction	3,063	5,380	4,081
Property, plant, and equipment grants	—	—	729
Contributions to equity investment in investee	(2,290)	—	—
Transfer of cash (to) from restricted accounts, net	(1,341)	(10,097)	125
Purchase of restricted investments	—	—	(8,782)
Sale of restricted investments	—	11,138	—
Maturity of restricted investments	—	1,458	6,816
Other investing	881	2,153	2,367
Net cash used in investing activities	(156,044)	(196,575)	(175,818)
Financing activities
Draws on credit facility	63,000	157,000	180,000
Payments on credit facility	(83,000)	(157,000)	(160,000)
Issuance of long-term debt	75,000	—	160,000
Repayment of long-term debt	(100,824)	(14,876)	(113,969)
Repurchase of long-term debt	—	—	(60,000)
Settlement of interest rate swap	—	—	(3,269)
Distribution to parent	(135,000)	(115,000)	(105,000)
Other financing	(3,127)	(2,514)	(3,661)
Net cash used in financing activities	(183,951)	(132,390)	(105,899)
Net increase (decrease) in cash and cash equivalents	26,543	18,107	(2,313)
Cash and cash equivalents at beginning of period	39,162	21,055	23,368
Cash and cash equivalents at end of period	$65,705	$39,162	$21,055

Supplementary cash flow information
Interest paid, net of amount capitalized	$74,219	$74,326	$77,079
Income taxes (refunded) paid, net	$(27)	$257	$(456)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,249	$12,225	$18,414
Decreases in property, plant, and equipment	$234	$47	$1,280
Non-cash additions to property, plant, and equipment - ARO	$184	$4,400	$—
Non-cash additions to property, plant, and equipment - Coughlin	$—	$176,244	$—
Non-cash donation of property	$373	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2012	$1,340,340	$(20,421)	$1,319,919
Other comprehensive income, net of tax	—	5,244	5,244
Distributions to parent	(105,000)	—	(105,000)
Net income	150,410	—	150,410
Balances, Dec. 31, 2013	1,385,750	(15,177)	1,370,573
Other comprehensive loss, net of tax	—	(2,111)	(2,111)
Non-cash contributions from parent	138,080	—	138,080
Distributions to parent	(115,000)	—	(115,000)
Net income	154,316	—	154,316
Balances, Dec. 31, 2014	1,563,146	(17,288)	1,545,858
Other comprehensive income, net of tax	—	196	196
Distributions to parent	(135,000)	—	(135,000)
Net income	141,350	—	141,350
Balances, Dec. 31, 2015	$1,569,496	$(17,092)	$1,552,404
The accompanying notes are an integral part of the consolidated financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco Corporation and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco Corporation and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Corporation and Cleco Power
Note 4	Jointly Owned Generation Units	Cleco Corporation and Cleco Power
Note 5	Fair Value Accounting	Cleco Corporation and Cleco Power
Note 6	Debt	Cleco Corporation and Cleco Power
Note 7	Common Stock	Cleco Corporation and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco Corporation and Cleco Power
Note 9	Income Taxes	Cleco Corporation and Cleco Power
Note 10	Disclosures about Segments	Cleco Corporation
Note 11	Regulation and Rates	Cleco Corporation and Cleco Power
Note 12	Variable Interest Entities	Cleco Corporation and Cleco Power
Note 13	Operating Leases	Cleco Corporation and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Corporation and Cleco Power
Note 15	Affiliate Transactions	Cleco Corporation and Cleco Power
Note 16	Intangible Asset	Cleco Corporation and Cleco Power
Note 17	Coughlin Transfer	Cleco Corporation and Cleco Power
Note 18	Accumulated Other Comprehensive Loss	Cleco Corporation and Cleco Power
Note 19	Miscellaneous Financial Information (Unaudited)	Cleco Corporation and Cleco Power
Note 20	Agreement and Plan of Merger	Cleco Corporation

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Corporation is a holding company composed of the following:

•
Cleco Power, a regulated electric utility subsidiary, which owns ten generating units with a total nameplate capacity of 3,333 MW and serves approximately 287,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity that is consolidated with Cleco Power in its financial statements.

•
Midstream is a wholesale energy subsidiary, regulated by FERC, which owns Evangeline. Prior to March 15, 2014, Evangeline owned Coughlin and its two generating units with a total nameplate capacity of 775 MW. On March 15, 2014, Coughlin was transferred from Evangeline to Cleco Power.

•	Cleco Corporation’s other operations consist of a holding company, two transmission interconnection facility subsidiaries, a shared services subsidiary, and an investment subsidiary.

On October 17, 2014, Cleco Corporation entered into the Merger Agreement with Cleco Partners and Merger Sub providing for the merger of Merger Sub with and into Cleco Corporation, with Cleco Corporation surviving the Merger as an indirect, wholly-owned subsidiary of Cleco Partners. For more information on the Merger, see Note 20 — “Agreement and Plan of Merger.”

Note 2 — Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Statements of Cash Flows
Cleco and Cleco Power’s Consolidated Statements of Cash Flows are prepared using the indirect method. This method requires adjusting net income to remove the effects of all deferrals and accruals of operating cash receipts and payments and to remove items whose cash effects are related to investing and financing cash flows. Derivatives meeting the definition of an accounting hedge are classified in the same category as the item being hedged.

Regulation
Cleco Power is subject to regulation by FERC and the LPSC. Cleco Power complies with the accounting policies and practices prescribed by its regulatory commissions. Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC. Rates for wholesale power sales are based on market-based rates, pending FERC review of Cleco Power’s generation market power analysis. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Pursuant to this regulatory approval, Cleco Power has recorded regulatory assets and liabilities.
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

AROs
Cleco Power recognizes an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired. These guidelines also require an ARO which is conditional on a future event to be recorded even if the event has not yet occurred.
Cleco Power recognizes AROs at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is then accreted to its present value each accounting period. Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. Concurrent with the recognition of the liability, these costs are capitalized to the related property, plant, and equipment asset. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.
On April 17, 2015, the EPA published the final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants under Subtitle D of the Resource Conservation and Recovery Act. The Subtitle D option will regulate CCRs in a manner similar to industrial solid waste. The final rule does not require expensive synthetic lining of existing impoundments. At December 31, 2015, based on management’s best estimate of the retirement costs related to this ruling, Cleco Power recorded a $1.0 million increase to its ARO for the retirement of certain ash disposal facilities. All costs of the CCR rule are expected to be recovered from customers in future rates. The actual asset retirement costs related to the CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Cleco Power will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As this additional information becomes available, Cleco Power will update the ARO balance for these changes in estimates.
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
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. The amounts of unamortized computer software costs at December 31, 2015, and 2014 were $12.5 million and $11.0 million, respectively. Amortization of capitalized computer software costs charged to expense for the years ending December 31, 2015, 2014, and 2013 was $2.2 million, $1.4 million, and $1.4 million, respectively.
Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power for 2015, 2014, and 2013,were 2.68%, 2.66%, and 2.70%, respectively.
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets. The estimated useful life of utility plant assets ranges from 5 years to 95 years. The estimated useful life of other property and equipment ranges from 5 years to 50 years.
At December 31, 2015, and 2014, property, plant, and equipment consisted of the following:

	AT DEC. 31,
(THOUSANDS)	2015	2014
Regulated utility plants	$4,645,698	$4,495,490
Other	15,514	13,470
Total property, plant, and equipment	4,661,212	4,508,960
Accumulated depreciation	(1,536,158)	(1,442,960)
Net property, plant, and equipment	$3,125,054	$3,066,000

During 2015, Cleco’s investment in regulated utility property, plant, and equipment increased primarily due to the Layfield/Messick project, or Northwest Louisiana Transmission Expansion project and general rehabilitation of transmission, distribution, and generation assets.
Cleco Power’s property, plant, and equipment includes plant acquisition adjustments related primarily to the acquisition of Acadia Unit 1 in 2010 and Teche in 1997. Accumulated amortization associated with the plant acquisition adjustments are reported in accumulated depreciation on Cleco Power’s Consolidated Balance Sheets. The plant acquisition adjustments and accumulated amortization reported in property, plant, and equipment and accumulated

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

depreciation on Cleco Power’s Consolidated Balance Sheets at December 31, 2015, and 2014 are shown in the following table:

	AT DEC. 31,
(THOUSANDS)	2015		2014
Acadia Unit 1
Plant acquisition adjustment	$95,578		$95,578
Less: accumulated amortization	18,567		15,384
Net plant acquisition adjustment	$77,011		$80,194
Teche and other
Plant acquisition adjustment	$5,271	(1)	$5,359
Less: accumulated amortization	4,655		4,488
Net plant acquisition adjustment	$616		$871
(1) In October 2015, the Franklin Gas Turbine, a 7-MW natural gas generating unit, was retired.

Deferred Project Costs
Cleco defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2015, and 2014, Cleco had deferred $4.6 million and $1.4 million, respectively, for projects that are in the initial stages of development. These amounts are classified as Other deferred charges on Cleco’s Consolidated Balance Sheets.

Fuel Inventory and Materials and Supplies
Fuel inventory consists primarily of petroleum coke, coal, limestone, lignite, and natural gas used to generate electricity.
Materials and supplies consists of transmission and distribution line construction and repair materials. It also consists of generating station and transmission and distribution substation repair materials.
Both fuel inventory and materials and supplies are stated at average cost and are issued from stock using the average cost of existing stock. Materials and supplies are recorded when purchased and subsequently charged to expense or capitalized to property, plant, and equipment when installed.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. At December 31, 2015, and 2014, the balance of the allowance for doubtful accounts was $2.7 million and $0.9 million, respectively. There was no off-balance sheet credit exposure related to Cleco’s customers.

Financing Receivables
At December 31, 2015, Cleco, through Perryville and Attala, had a combined net investment in direct financing lease long-term assets of $13.5 million. The net investment at December 31, 2014, was also $13.5 million. Each subsidiary leases its respective transmission assets to a single counterparty. Both counterparties are considered credit worthy and are expected to pay their obligations when due, thus, no allowance for credit loss has been recognized. Management bases this assessment on the following common factors of each counterparty:

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

Management monitors both entities for indication of adverse actions by their respective public service commissions and market conditions which would indicate an inability to pay their obligations under the direct financing leases when due. Since the inception of the agreements, each counterparty has paid their respective obligations when due, and at December 31, 2015, and 2014, no amounts were past due.

Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to transmission and distribution lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains an LPSC-approved funded storm reserve.
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims that do not meet the limits to be covered by insurance, Cleco maintains reserves. At December 31, 2015, and 2014, the general liability and workers compensation reserves together were $5.5 million and $6.0 million, respectively.
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

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

	AT DEC. 31,
(THOUSANDS)	2015	2014
Current:
Cleco Katrina/Rita’s storm recovery bonds	$9,263	$8,986
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	16,174	14,915
Cleco Power’s building renovation escrow	—	194
Total non-current	16,195	15,130
Total restricted cash and cash equivalents	$25,458	$24,116

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During 2015, Cleco Katrina/Rita collected $21.2 million net of administration fees. In March and September 2015, Cleco Katrina/Rita used $8.1 million and $7.7 million, respectively, for scheduled storm recovery bond principal payments and $2.6 million and $2.5 million, respectively, for related interest payments.
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

Equity Investments
Cleco and Cleco Power account for investments in unconsolidated affiliated companies using the equity method of accounting. The amounts reported on Cleco and Cleco Power’s Consolidated Balance Sheets represent assets contributed by Cleco Corporation or Cleco Power, plus their share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate. The revenues and expenses (excluding income taxes) of these affiliates are netted and reported on one line item as equity income from investees on Cleco and Cleco Power’s Consolidated Statements of Income.
Cleco evaluates for impairments of equity method investments at each balance sheet date whether events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2015, 2014, or 2013. For more information on Cleco’s equity investments, see Note 12 — “Variable Interest Entities.”

Income Taxes
Cleco accounts for income taxes under the asset and liability method. Cleco provides for federal and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Beginning with the December 31, 2015, reporting period, deferred tax assets and liabilities are classified as noncurrent on Cleco and Cleco Power’s Consolidated Balance Sheets due to the early adoption of new accounting guidance. Prior periods were not retrospectively adjusted. For more information on the new accounting guidance, see “— Recent Authoritative Guidance.” Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. Cleco files a federal consolidated income tax return for all wholly owned subsidiaries. Cleco computes its federal and state income taxes as if it were a stand-alone taxpayer. The LPSC generally requires Cleco Power to flow the effects of state income taxes to customers immediately. The LPSC specifically requires that the state tax benefits associated with the deductions related to certain storm damages be normalized. For more information on income taxes, see Note 9 — “Income Taxes.”

Investment Tax Credits
Investment tax credits, which were deferred for financial statement purposes, are amortized as a reduction to income tax expense over the estimated service lives of the properties that gave rise to the credits.

NMTC Fund
In 2008, Cleco Corporation and U.S. Bancorp Community Development Corporation (USBCDC) formed the NMTC Fund. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The gross investment amortization expense of the NMTC Fund will be recognized over a nine-year period, with two years remaining under the new amendment, using the cost method. The grants received under Section 1603, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

of the investment for GAAP, but do not reduce the income tax basis of the investment.

Debt Issuance Costs, Premiums, and Discounts
Issuance costs, premiums, and discounts applicable to debt securities are amortized to income ratably over the lives of the related issues. Expenses and call premiums related to refinanced Cleco Power debt are deferred and amortized over the life of the new issue. Premiums and discounts are presented as a direct deduction from the carrying value of the related debt liability. In accordance with accounting guidance issued in April 2015, debt issuance costs are now presented as a direct deduction from the carrying value of the related debt liability. As a result of the adoption of this guidance, debt issuance costs at December 31, 2014, on Cleco and Cleco Power’s Consolidated Balance Sheets of $10.7 million and $10.0 million, respectively, were reclassified from Other deferred charges to Long-term debt, net. For more information on the new accounting guidance, see “— Recent Authoritative Guidance.”

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

Unbilled Revenue
Cleco Power accrues estimated revenue monthly for energy used by customers but not yet billed. The monthly estimated unbilled revenue amounts are recorded as unbilled revenue and a receivable. During the third quarter of 2014, Cleco Power began using actual customer energy consumption data available from AMI to calculate unbilled revenues.

Other Operations Revenue
Other operations revenue is recognized at the time products or services are provided to and accepted by customers.

Sales/Excise Taxes
Cleco Power collects a sales and use tax on the sale of electricity that subsequently is remitted to the state in accordance with state law. These amounts are not recorded as income or expense on Cleco’s Consolidated Statements of Income but are reflected at gross amounts on Cleco’s Consolidated Balance Sheets as a receivable until the tax is collected and as a payable until the liability is paid. Cleco currently does not have any excise taxes reflected on its income statement.

Franchise Fees
Cleco Power collects a consumer fee for one of its franchise agreements. This fee is not recorded on Cleco’s Consolidated Statements of Income as revenue and expense, but is reflected at gross amounts on Cleco’s Consolidated Balance Sheets as a receivable until it is collected and as a payable until the liability is paid.

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 11.46% on a pretax basis (7.09% net of tax) for 2015, 10.46% on a pretax basis (6.47% net of tax) for 2014, and 11.61% on a pretax basis (7.19% net of tax) for 2013.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally at the date of acquisition or debt issuance. Cleco and Cleco Power disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes. For more information about fair value levels, see Note 5 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes in value arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges. Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power, FTRs, and natural gas. Cleco evaluates derivatives and hedging activities to determine whether market risk-sensitive instruments and positions are required to be marked-to-market. With the exception of FTRs, Cleco Power’s market risk-sensitive instruments and positions qualify for the normal-purchase, normal-sale exception to mark-to-market accounting because Cleco Power takes physical delivery and the instruments and positions are used to satisfy customer requirements.
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions are marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at December 31, 2015, or 2014. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. They are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Consolidated Statements of Income. At December 31, 2015, Cleco and Cleco Power’s Consolidated Balance Sheets reflected the fair value of open FTR positions of $7.7 million in Energy risk management assets and $0.3 million in Energy risk management liabilities, compared to $10.8 million in Energy risk management assets and $0.8 million in Energy risk management liabilities at December 31, 2014. For more information on FTRs, see Note 5 — “Fair Value Accounting — Commodity Contracts.”
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
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For the years ended December 31, 2015, and 2014, Cleco did not enter into any contracts to mitigate the volatility in interest rate risk.

Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity must identify the performance obligations in a contract and the transaction price, and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. In

August 2015, FASB amended the guidance to provide for a one-year deferral of the effective date. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Cleco does not plan to early adopt the amended guidance. Reporting entities have the option of using either a full retrospective or a modified retrospective approach. Management will evaluate the advantages and disadvantages of each transition method before selecting the method of adoption. Management is assessing the potential areas of impact, including the identification of specific contracts that would fall under the scope of this guidance. Management will continue evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, and cash flows of the Registrants.
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
In April 2015, FASB amended the accounting guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. Entities should apply these amendments on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Prior to the application of the new guidance, Cleco recorded debt issuance costs in Other deferred charges on Cleco’s Consolidated Balance Sheets. Cleco early adopted the revisions to this amendment beginning with the December 31, 2015, reporting period. The adoption of this guidance did not have an impact on the results of operations, financial condition, or cash flows of the Registrants. For more information on debt issuance costs, see “— Debt Issuance Costs, Premiums, and Discounts” and Note 6 — “Debt.”
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

periods within that reporting period. Early adoption is permitted. Entities can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The adoption of this guidance will not impact the results of operations, financial condition, or cash flows of the Registrants.
In April 2015, FASB amended the accounting guidance for fair value measurements. This guidance permits entities, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. These investments are currently categorized within the fair value hierarchy on the basis of whether the investment is redeemable at net asset value on the measurement date, never redeemable at net asset value, or redeemable at net asset value at a future date. This amendment removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The adoption of this guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. These amendments should be applied retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented. Cleco early adopted the revisions to this amendment beginning with the December 31, 2015, reporting period. The adoption of this guidance did not have an impact on the results of operations, financial condition, or cash flows of the Registrants. For more information see Note 8 — “Pension Plan and Employee Benefits — Fair Value Disclosures.”
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
In August 2015, FASB amended the derivatives and hedging accounting guidance to allow the application of the normal-purchases and normal-sales scope exception to certain electricity contracts within nodal energy markets. The amendments specify that purchases and sales of electricity on a forward basis within nodal energy markets do not constitute net settlement of a contract. The adoption of this guidance is effective immediately and should be applied prospectively. This amended guidance preserves Cleco Power’s current accounting elections; therefore, the adoption of this guidance did not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In September 2015, FASB amended the business combinations guidance to simplify the accounting for measurement-period adjustments. This guidance eliminates the requirement to retrospectively account for these adjustments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. These amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted. Currently, this guidance is not applicable to Cleco, and as a result, will not have an impact on the results of operations, financial condition, or cash flows of the Registrants. However, if the Merger is completed, this guidance will be adopted by the Registrants.
In November 2015, FASB amended the income taxes guidance to simplify the balance sheet classification of deferred taxes. This guidance requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The adoption of this guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. Cleco early adopted this amended guidance beginning with the December 31, 2015, reporting period, with prospective application. The adoption of this guidance did not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In January 2016, FASB amended the guidance for recognition and measurement of financial assets and liabilities. These amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In February 2016, FASB amended the guidance to account for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption will be permitted. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, and cash flows of the Registrants.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Earnings per Average Common Share
The following table shows the calculation of basic and diluted earnings per share:

	FOR THE YEAR ENDED DEC. 31,
			2015			2014			2013
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$133,669	60,476,066	$2.21	$154,739	60,406,001	$2.56	$160,685	60,434,510	$2.66
Effect of dilutive securities
Add: restricted stock (LTIP)		213,203			195,457			285,580
Diluted net income applicable to common stock	$133,669	60,689,269	$2.20	$154,739	60,601,458	$2.55	$160,685	60,720,090	$2.65

There were no anti-dilutive shares during the years ended 2015, 2014, and 2013.

Stock-Based Compensation
For information on Cleco’s stock-based compensation, see Note 7 — “Common Stock — Stock-Based Compensation.”

Accounting for MISO Transactions
Cleco Power participates in MISO’s Energy and Operating Reserve market where sales and purchases are netted hourly. If the hourly activity nets to sales, the result is reported in Electric operations on Cleco and Cleco Power’s Consolidated Statements of Income. If the hourly activity nets to purchases, the result is reported in Power purchased for utility customers on Cleco and Cleco Power’s Consolidated Statements of Income.

Note 3 — Regulatory Assets and Liabilities
Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
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

The following table summarizes Cleco Power’s regulatory assets and liabilities:

	AT DEC. 31,		REMAINING RECOVERY PERIOD
(THOUSANDS)	2015	2014
Total federal regulatory asset — income taxes	$5,614	$124
Total state regulatory asset — income taxes	105,868	106,964
AFUDC	127,092	129,545
Total investment tax credit	(1,633)	(2,263)
Total regulatory assets — deferred taxes, net	236,941	234,370	*
Mining costs	8,921	11,470	3.5 yrs.
Interest costs	5,221	5,582	*
AROs (1)	2,462	1,029	*
Postretirement costs (1)	150,274	160,903	*
Tree trimming costs	6,318	8,066	2.5 yrs.
Training costs	6,863	7,019	44 yrs.
Surcredits, net (2)	9,661	13,587	2.5 yrs.
Amended lignite mining agreement contingency (1)	3,781	3,781	*
AMI deferred revenue requirement	5,318	5,863	10 yrs.
Production operations and maintenance expenses	12,436	14,761	*
AFUDC equity gross-up (2)	71,444	72,859	*
Acadia Unit 1 acquisition costs	2,548	2,653	24 yrs.
Financing costs	9,032	9,402	*
Biomass costs	50	82	1.5 yrs.
MISO integration costs	2,340	3,275	2.5 yrs.
Coughlin transaction costs	1,030	1,060	33.5 yrs.
Corporate franchise tax	373	1,223	*
Acadia FRP true-up	377	754	0.5 yrs.
Energy efficiency	—	114	—
Other	357	596	1.5 yrs.
Total regulatory assets	298,806	324,079
PPA true-up	(312)	(624)	0.5 yrs.
Fuel and purchased power	12,910	21,554	*
Total regulatory assets, net	$548,345	$579,379
(1)Represents regulatory assets in which cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.
(2)Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2015. All other assets are earning a return on investment.
* For information related to the remaining recovery periods, refer to the following disclosures for each specific regulatory asset.

Income Taxes
The regulatory asset recorded for deferred income taxes represents the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid. The amounts deferred are attributable to differences between book and tax recovery periods.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Mining Costs
Cleco Power operates a generating unit jointly owned with SWEPCO that uses lignite as its primary fuel source. Cleco Power, along with SWEPCO, maintains a lignite mining agreement with DHLC, the operator of the Dolet Hills Mine. As ordered by the LPSC, Cleco Power’s retail customers began receiving fuel cost savings through the year 2011 while actual mining costs incurred above a certain percentage of the benchmark price were deferred, and could be recovered from retail customers through the FAC only when the actual mining costs are below a certain percentage of the benchmark price.
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

AROs
Cleco Power has recorded an ARO liability for the retirement of certain ash disposal facilities. The ARO regulatory asset represents the accretion of the ARO liability and the depreciation of the related assets. For more information on the accounting treatment of Cleco Power’s AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs.”

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately 10 years as of December 31, 2015, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 8 — “Pension Plan and Employee Benefits.”

Tree Trimming Costs
In January 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred to trim, cut, or remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. The regulatory asset was capped at $12.0 million in actual expenditures, plus a 12.4% grossed-up rate of return.

Recovery of these expenditures was approved by the LPSC in October 2009. The regulatory asset for the initial tree trimming project was completely amortized in January 2015.
In January 2013, Cleco Power requested to expend and defer up to $8.0 million in additional tree management costs. Cleco Power requested similar accounting treatment as authorized in the initial tree extraction request and requested authorization to defer actual expenditures as a regulatory asset through the completion date of the tree extraction effort. The LPSC approved this request in April 2013. In February 2015, Cleco Power completed the tree extraction and began amortizing the additional charges over a 3.5-year period.

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
As a result of a settlement with the LPSC, Cleco Power is required to implement a surcredit when funds are withdrawn from the restricted storm reserve. In March 2014, Cleco Power withdrew $4.0 million from the restricted storm reserve to pay for storm damages, resulting in the establishment of a new surcredit. This surcredit will be utilized to partially replenish the storm reserve. These amounts are being collected and amortized over a four-year period.
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
In June 2014, the LPSC approved Cleco Power’s FRP extension. A provision of the FRP extension was to reduce base rates by the amount of the surcredits beginning in July 2014. For more information on the FRP extension, see Note 11 — “Regulation and Rates.”

Amended Lignite Mining Agreement Contingency
In April 2009, Cleco Power and SWEPCO entered into a series of transactions to acquire additional lignite reserves and mining equipment from the North American Coal Corporation (NAC), each agreeing to purchase a 50% ownership interest in Oxbow from NAC for a combined price of $25.7 million. Cleco

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Power, SWEPCO, and DHLC entered into the Amended Lignite Mining Agreement which requires DHLC to mine lignite at the existing Dolet Hills Mine along with the Oxbow Mine and deliver the lignite to the Dolet Hills Power Station at cost plus a specified management fee. The mining areas are expected to be sufficient to provide the Dolet Hills Power Station with lignite fuel until at least 2036.
Among the provisions of the Amended Lignite Mining Agreement is a requirement that if DHLC is unable to pay for loans and lease payments when due, Cleco Power will pay 50% of the amounts due. Any payments under this provision will be considered a prepayment of lignite to be delivered in the future and will be credited to future invoices from DHLC. This provision meets the recognition requirements as a guarantee to an unrelated third party. Cleco Power recognized a liability of $3.8 million upon the closing of the transactions. A regulatory asset of $3.8 million was also recognized due to Cleco Power’s ability to recover prudent fuel costs from customers through the FAC. The liability and related regulatory asset will be derecognized when the Amended Lignite Mining Agreement terminates. The maximum projected payment by Cleco Power under this guarantee is estimated to be $106.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations.

AMI Deferred Revenue Requirement
In February 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer, as a regulatory asset, the estimated revenue requirements for the AMI project. The amount of the regulatory asset, including carrying charges, is capped by the LPSC at $20.0 million. In June 2014, the LPSC approved Cleco Power’s FRP extension and the AMI regulatory asset and project capital costs were included in rate base. Cleco Power is recovering the AMI deferred revenue requirement over 11 years beginning July 2014.

Production Operations and Maintenance Expenses
In September 2009, the LPSC authorized Cleco Power to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $25.6 million annually (deferral threshold). On June 18, 2014, the LPSC approved Cleco Power’s FRP extension, which increased the operations and maintenance deferral threshold to $45.0 million annually. The amount of the regulatory asset is capped at $23.0 million. Also, as part of the FRP extension, the LPSC allowed Cleco Power to recover the amount deferred in any calendar year over the following three-year regulatory period, beginning on July 1, when the annual rates are set. In December 2013, Cleco Power deferred $8.5 million as a regulatory asset and began recovering this amount in July 2014. In December 2014, Cleco Power deferred an additional $7.7 million as a regulatory asset and began recovering this amount in July 2015. In December 2015, Cleco Power deferred an additional $1.8 million as a regulatory asset and will begin recovering this amount on July 1, 2016.

AFUDC Equity Gross-Up
Cleco Power capitalizes equity AFUDC as a cost component of construction projects. Cleco Power has recorded a regulatory asset to recover the tax gross-up related to the equity component of AFUDC. These costs are being amortized over the estimated lives of the respective assets constructed.

Acadia Unit 1 Acquisition Costs
In October 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of the acquisition by Cleco Power of Acadia Unit 1 and half of Acadia Power Station’s related common facilities. The Acadia Unit 1 acquisition costs are being recovered over a 30-year period beginning February 2010.

Financing Costs
In 2011, Cleco Power entered into and settled two treasury rate locks. Of the $26.8 million in settlements, $7.4 million was deferred as a regulatory asset relating to ineffectiveness of the hedge relationships. Also in 2011, Cleco Power entered into a forward starting swap contract. These derivatives were entered into in order to mitigate the interest rate exposure on coupon payments related to forecasted debt issuances. In May 2013, the forward starting interest rate swap was settled at a loss of $3.3 million. Cleco Power deferred $2.9 million of the losses as a regulatory asset, which is being amortized over the terms of the related debt issuances.

Biomass Costs
In November 2011, the LPSC approved Cleco Power’s request to establish a regulatory asset for the non-fuel, non-capital portion of costs incurred to conduct a test burn of biomass fuel at Madison Unit 3. In August 2012, Cleco Power began amortizing these costs over a five-year period.

MISO Integration Costs
In June 2014, the LPSC approved Cleco Power’s request to recover the non-capital integration costs associated with Cleco Power joining MISO. The MISO integration costs are being recovered over a four-year period beginning July 2014.

Coughlin Transaction Costs
In January 2014, the LPSC authorized Cleco Power to create a regulatory asset for the Coughlin transfer transaction costs. The Coughlin transaction costs are being recovered over a 35-year period beginning July 2014.

Corporate Franchise Tax
As part of the FRP extension approved by the LPSC in June 2014, Cleco Power was authorized to recover through a rider the retail portion of state corporate franchise taxes paid. In 2015 and 2014, Cleco Power’s net retail portion of franchise taxes paid was $1.7 million and $2.4 million, respectively. The retail portion of state corporate franchise taxes paid each year will be recovered over 12 months beginning July 1 of the following year.

Acadia FRP True-up
For the FRP period July 1, 2013 through June 30, 2014, Cleco Power was authorized by the LPSC to recover the estimated revenue requirement of $58.3 million related to Acadia Unit 1. In June 2014, Cleco Power determined that it had under-recovered $0.8 million in revenue from customers based on the actual revenue requirement for Acadia Unit 1. The amount

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

representing the under-collection was deferred and is being recovered from customers over 12 months beginning July 1, 2015.

Energy Efficiency
In September 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs by jurisdictional electric and natural gas utilities. Cleco Power subsequently filed with the LPSC its intent to participate in the Phase I Quick Start portion of the LPSC’s energy efficiency initiative, which runs November 1, 2014, through July 31, 2017. During Phase I, Cleco Power designed several energy efficiency programs and began offering these programs to customers in November 2014. The incremental costs incurred by Cleco Power to design and implement the programs were recorded as a regulatory asset and recovered from customers over the initial year of Phase I.

Other
In June 2014, the LPSC approved Cleco Power’s FRP extension which authorized the recovery of previously deferred costs incurred as a result of Cleco Power’s FRP extension filing, the 2003 through 2008 fuel audit, and a biomass study. Cleco Power is recovering these costs over a three-year period beginning in July 2014.

PPA True-up
In preparing the FRP monitoring report for the year ended June 30, 2014, Cleco Power determined it had recovered $0.6 million above the actual PPA capacity costs. Cleco Power recorded the overcollection as a regulatory liability and began returning this amount to the customers over 12 months beginning July 1, 2015.

Fuel and Purchased Power
The cost of fuel used for electric generation and power purchased for utility customers are recovered through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. For 2015, approximately 74% of Cleco Power’s total fuel cost was regulated by the LPSC.

Fuel and purchased power decreased $8.6 million from December 31, 2014. Of this amount, $7.4 million was due to the loss of a wholesale customer and the lower per unit costs due to the price volatility of natural gas, and a $1.2 million decrease in the mark-to-market value on the FTRs.

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

		AT DEC. 31, 2015
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS	TOTAL
Utility plant in service	$142,648	$390,162	$532,810
Accumulated depreciation	$73,591	$215,829	$289,420
Construction work in progress	$148	$2,075	$2,223
Ownership interest percentage	30%	50%
Nameplate capacity (MW)	523	650
Ownership interest (MW)	157	325

Note 5 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2015, and December 31, 2014, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value in Cleco and Cleco Power’s Consolidated Balance Sheets:

Cleco
			AT DEC. 31,
		2015		2014
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Cash equivalents	$64,200	$64,200	$39,700	$39,700
Restricted cash equivalents	$25,384	$25,384	$24,001	$24,001
Long-term debt	$1,299,529	$1,463,989	$1,368,354	$1,601,816

Cleco Power
			AT DEC. 31,
		2015		2014
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Cash equivalents	$62,000	$62,000	$34,700	$34,700
Restricted cash equivalents	$25,363	$25,363	$23,980	$23,980
Long-term debt	$1,265,529	$1,429,989	$1,311,354	$1,544,816

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are either measured or disclosed at their fair value according to three different levels depending on the inputs used in determining fair value.

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$89,584	$—	$89,584	$—	$63,701	$—	$63,701	$—
FTRs	7,673	—	—	7,673	10,776	—	—	10,776
Total assets	$97,257	$—	$89,584	$7,673	$74,477	$—	$63,701	$10,776
Liability Description
Long-term debt	$1,463,989	$—	$1,463,989	$—	$1,601,816	$—	$1,601,816	$—
FTRs	275	—	—	275	827	—	—	827
Total liabilities	$1,464,264	$—	$1,463,989	$275	$1,602,643	$—	$1,601,816	$827

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$87,363	$—	$87,363	$—	$58,680	$—	$58,680	$—
FTRs	7,673	—	—	7,673	10,776	—	—	10,776
Total assets	$95,036	$—	$87,363	$7,673	$69,456	$—	$58,680	$10,776
Liability Description
Long-term debt	$1,429,989	$—	$1,429,989	$—	$1,544,816	$—	$1,544,816	$—
FTRs	275	—	—	275	827	—	—	827
Total liabilities	$1,430,264	$—	$1,429,989	$275	$1,545,643	$—	$1,544,816	$827

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014
Beginning balance	$9,949	$8,638
Unrealized losses*	(1,476)	(2,651)
Purchases	20,319	51,200
Settlements	(21,394)	(47,238)
Ending balance	$7,398	$9,949
* Unrealized losses are reported in Accumulated deferred fuel on Cleco and Cleco Power's Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of December 31, 2015:

(THOUSANDS, EXCEPT DOLLAR PER MWh)	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
	Assets	Liabilities			Low	High

FTRs at December 31, 2015	$7,673	$275	RTO auction pricing	FTR price - per MWh	$(3.63)	$4.51
FTRs at December 31, 2014	$10,776	$827	RTO auction pricing	FTR price - per MWh	$(4.12)	$7.76

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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
At December 31, 2015, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $64.2 million, $9.3 million, and $16.1 million, respectively, at December 31, 2015. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $62.0 million, $9.3 million, and $16.1 million, respectively, at December 31, 2015. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U. S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
Cleco Power’s FTRs were priced using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most recent seasonal auction prices is used for monthly valuation. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction.
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
During the years ended December 31, 2015, and 2014, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2015, and 2014:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2015	AT DEC. 31, 2014
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$7,673	$10,776
Current	Energy risk management liabilities	275	827
Commodity-related contracts, net		$7,398	$9,949

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years December 31, 2015, 2014, and 2013:

			FOR THE YEAR ENDED DEC. 31,
		2015	2014	2013
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs(1)	Electric operations	$50,594	74,454	$243
FTRs(1)	Power purchased for utility customers	(27,509)	(46,386)	(19)
Total		$23,085	$28,068	$224
(1) At December 31, 2015, 2014, and 2013, unrealized (losses) gains associated with FTRs of ($1.5 million), ($2.7 million), and $8.6 million, respectively, were reported in Accumulated deferred fuel on the balance sheet.

At December 31, 2015, and 2014, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. They are not designated as hedging instruments for accounting purposes. The total volume of FTRs that Cleco Power had outstanding at December 31, 2015, and 2014 was 8.4 million MWh and 8.9 million MWh, respectively.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Note 6 — Debt

Cleco
Cleco’s total indebtedness as of December 31, 2015, and 2014 was as follows:

	AT DEC. 31,
(THOUSANDS)	2015	2014
Bonds
Cleco Power’s senior notes, 4.95%, due 2015	$—	$50,000
Cleco Power’s senior notes, 6.65%, due 2018	250,000	250,000
Cleco Power’s senior notes, 3.68%, due 2025	75,000	—
Cleco Power’s senior notes, 4.33%, due 2027	50,000	50,000
Cleco Power’s senior notes, 6.50%, due 2035	295,000	295,000
Cleco Power’s senior notes, 6.00%, due 2040	250,000	250,000
Cleco Power’s senior notes, 5.12%, due 2041	100,000	100,000
Cleco Power’s Series A GO Zone bonds, 2.00%, due 2038, mandatory tender in 2020	50,000	50,000
Cleco Power’s Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Power’s solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	17,929	33,754
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,265,529	1,256,354
Other long-term debt
Cleco Corporation’s credit facility draws	34,000	57,000
Cleco Power’s credit facility draws	—	20,000
Cleco Power’s bank term loan, due 2015	—	35,000
Barge lease obligations, ending 2017	4,425	6,873
Gross amount of long-term debt	1,303,954	1,375,227
Less: long-term debt due within one year	16,814	15,824
Less: lease obligations classified as long-term debt due within one year	2,607	2,448
Unamortized debt discount	(6,885)	(7,302)
Unamortized debt issuance costs	(9,945)	(10,655)	(1)
Total long-term debt, net	$1,267,703	$1,338,998
(1)Amounts for 2014 were adjusted to reflect 2015 accounting guidance that requires debt issuance costs to be presented as a direct deduction from the carrying value of the related debt. For more information, see Note 2 — “Summary of Significant Accounting Policies — Recent Authoritative Guidance.”

The principal amounts payable under long-term debt agreements for each year through 2020 and thereafter are as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
Amounts payable under long-term debt agreements
2016	$16,814
2017	$17,896
2018	$303,193
2019	$20,571
2020	$11,055
Thereafter	$930,000

The principal amounts payable under the capital lease agreements for each year through 2017 are as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
Amounts payable under capital lease agreements
2016	$2,607
2017	$1,818

Cleco had no short-term debt outstanding at December 31, 2015, and 2014.
At December 31, 2015, Cleco’s long-term debt outstanding was $1.29 billion, of which $19.4 million was due within one year. The long-term debt due within one year at December 31, 2015, represents $16.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.6 million of capital lease payments.

Cleco Power
Cleco Power’s total indebtedness as of December 31, 2015, and 2014 was as follows:

	AT DEC. 31,
(THOUSANDS)	2015	2014
Bonds
Senior notes, 4.95%, due 2015	$—	$50,000
Senior notes, 6.65%, due 2018	250,000	250,000
Senior notes, 3.68%, due 2025	75,000	—
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, 2.00%, due 2038, mandatory tender in 2020	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Solid waste disposal facility bonds, 4.70%, due 2036, callable after November 1, 2016	60,000	60,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	17,929	33,754
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,265,529	1,256,354
Other long-term debt
Bank term loan, due 2015	—	35,000
Credit facility draws	—	20,000
Barge lease obligations, ending 2017	4,425	6,873
Gross amount of long-term debt	1,269,954	1,318,227
Less: long-term debt due within one year	16,814	15,824
Less: lease obligations classified as long-term debt due within one year	2,607	2,448
Unamortized debt discount	(6,885)	(7,302)
Unamortized debt issuance costs	(9,609)	(10,044)	(1)
Total long-term debt, net	$1,234,039	$1,282,609
(1)Amounts for 2014 were adjusted to reflect 2015 accounting guidance that requires debt issuance costs to be presented as a direct deduction from the carrying value of the related debt. For more information, see Note 2 — “Summary of Significant Accounting Policies — Recent Authoritative Guidance.”

The principal amounts payable under long-term debt agreements for each year through 2020 and thereafter are as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
Amounts payable under long-term debt agreements
2016	$16,814
2017	$17,896
2018	$269,193
2019	$20,571
2020	$11,055
Thereafter	$930,000

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

The principal amounts payable under the capital lease agreements for each year through 2017 are as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
Amounts payable under capital lease agreements
2016	$2,607
2017	$1,818

Cleco Power had no short-term debt outstanding at December 31, 2015, and 2014.
At December 31, 2015, Cleco Power’s long-term debt outstanding was $1.25 billion, of which $19.4 million was due within one year. The long-term debt due within one year at December 31, 2015, represents $16.8 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.6 million of capital lease payments.
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
On May 1, 2015, Cleco Power repriced at a mandatory tender date its $50.0 million 2008 Series A GO Zone bonds and entered into a new interest rate period with a mandatory tender date of April 30, 2020. In connection with the new interest rate period, the interest rate is at a fixed rate of 2.0% per annum.
On July 15, 2015, Cleco Power repaid its $50.0 million 4.95% senior notes. As part of the redemption, Cleco Power paid $1.2 million of accrued interest. At December 31, 2014, Cleco Power had the intent and ability to refinance these outstanding senior notes with other long-term debt; however, due to available cash on July 15, 2015, the senior notes were repaid with $25.0 million of cash and $25.0 million from Cleco Power’s credit facility.
In the fourth quarter of 2015, Cleco Power issued $75.0 million of 10-year bonds in a private placement with an interest rate of 3.68%. The debt proceeds were received in two tranches. On November 13, 2015, Cleco Power received $30.0 million of these debt proceeds, and on December 15, 2015, Cleco Power received the remaining $45.0 million. The maturity date of the notes is November 15, 2025. The proceeds partially replenished funds used to repay debt that matured in May and July 2015 as described above.

Credit Facilities
At December 31, 2015, Cleco had two separate revolving credit facilities, one for Cleco Corporation and one for Cleco Power, with a maximum aggregate capacity of $550.0 million.
At December 31, 2015, Cleco Corporation had $34.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.465%, leaving an available borrowing capacity of $216.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under this credit facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. Under covenants contained in Cleco Corporation’s credit facility, Cleco is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2015, $1.01 billion of Cleco’s retained earnings was unrestricted.

At December 31, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power has issued a $2.0 million letter of credit to MISO, leaving an available borrowing capacity of $298.0 million. The borrowing costs under this facility are equal to LIBOR plus 0.9% or ABR, plus facility fees of 0.1%. The letter of credit issued to MISO is pursuant to the credit requirements of FTRs. This letter of credit automatically renews each year and reduces Cleco Power’s credit facility capacity. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2015, $884.3 million of Cleco Power’s member’s equity was unrestricted. If Cleco Power were to default under its facility, then Cleco Corporation would be considered to be in default under its facility. At December 31, 2015, Cleco Power was in compliance with the covenants in its credit facility.

Note 7 — Common Stock

Stock-Based Plan Descriptions and Share Information
At December 31, 2015, and 2014, Cleco had two stock-based compensation plans: the ESPP and the LTIP. In accordance with the Merger Agreement, the ESPP has been suspended and will be terminated if the Merger is completed. If the Merger closes, all unvested shares outstanding under the LTIP that were granted prior to January 1, 2015, will vest at target and be paid out in cash to plan participants in accordance with the terms of the Merger Agreement. Unvested shares granted in 2015 will be prorated to the target amount and be paid out in cash to plan participants in accordance with the terms of the Merger Agreement. For more information about the Merger, see Note 20 — “Agreement and Plan of Merger.”

Employee Stock Purchase Plan
Prior to October 17, 2014, regular, full-time, and part-time employees of Cleco Corporation and its participating subsidiaries, except officers, general managers, and employees who owned 5% or more of Cleco Corporation’s stock, were eligible to participate in the ESPP. No trust or other fiduciary account was established in connection with the ESPP. Shares of common stock were purchased at a 5% discount of the fair market value as of the last trading day of each calendar quarter. A participant could purchase a maximum of 125 shares per offering period. Dividends received on shares were automatically reinvested as required by the dividend reinvestment plan (DRIP) provisions of the ESPP.
A maximum of 734,000 shares of common stock could be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation. The Compensation Committee of Cleco Corporation’s Board of Directors monitors the ESPP. The Compensation Committee and the Board of Directors possess the authority to amend the ESPP, but shareholder approval is required for any amendment that increases the number of shares covered by the ESPP. As of December 31, 2015, there were 392,704 shares of common stock available for purchase under the ESPP. As stated above, the ESPP plan has been suspended pending the completion of the Merger.

Long-Term Incentive Compensation Plan
Stock options, restricted stock, also known as non-vested stock, common stock equivalent units, and stock appreciation

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

rights may be granted or awarded to certain officers, key employees, or directors of Cleco Corporation and its affiliates under the LTIP. On December 31, 2009, the 2000 LTIP expired and no further grants or awards were made under this plan. The grants and awards that had been made under the 2000 LTIP were to remain outstanding and in effect until exercised, matured, expired, or forfeited in accordance with their existing terms. During 2015, all restrictions on non-vested shares previously awarded pursuant to the 2000 LTIP had lapsed. As of December 31, 2015, no shares of non-vested Cleco Corporation common stock remained outstanding under the 2000 LTIP. There were no stock options or common stock equivalent units outstanding under this plan at December 31, 2015.
With shareholder approval, the 2010 LTIP became effective January 1, 2010. Under this plan, a maximum of 2,250,000 shares of Cleco Corporation common stock can be granted or awarded. During 2015, Cleco granted 9,611 shares of stock to directors of Cleco pursuant to the LTIP. All of these shares vested immediately upon award and were issued from shares previously purchased through Cleco’s common stock repurchase program. At December 31, 2015, there were 1,207,560 shares available for future grants or awards under the 2010 LTIP.

Non-Vested Stock and Common Stock Equivalent Units
In 2015, 2014, and 2013, Cleco granted non-vested stock to certain officers, key employees, and directors. Because it can only be settled in shares of Cleco Corporation common stock, non-vested stock is classified as equity. Recipients of non-vested stock have full voting rights of a stockholder. At the time restrictions lapse, the accrued dividend equivalent units are paid to the recipient only to the extent that target shares vest.
In order to vest, the non-vested stock requires the satisfaction of a service requirement and a market-based requirement. Recipients of non-vested stock are eligible to receive opportunity instruments if certain market-based measures are exceeded. Cleco also awards non-vested stock with only a service period requirement to certain employees and directors. These awards require the satisfaction of a pre-determined service period in order for the shares to vest.
During 2015, Cleco granted 90,050 shares of non-vested stock to certain officers and key employees of Cleco pursuant to the LTIP. All of these shares of non-vested stock were granted from shares previously purchased through Cleco’s common stock repurchase program.
At December 31, 2015, there were 392,954 non-vested target and opportunity shares for which restrictions had not lapsed. At December 31, 2015, there were 73,511 shares of non-vested stock granted with only a service period requirement that had not yet been completed.
Under the 2010 LTIP plan, common stock equivalent units are also available to be awarded. Because they are settled in cash, awarded common stock equivalent units are classified as a liability. Recipients of common stock equivalent units receive dividend equivalent units under the same terms as the dividends paid on non-vested stock. Also like non-vested stock, common stock equivalent units require the satisfaction of a service requirement and a market-based requirement. Recipients of common stock equivalent units are eligible to receive opportunity instruments if certain market-based measures are exceeded.
During January 2013, restrictions on all previously awarded common stock equivalent units had lapsed. There were no common stock equivalent units granted in 2015, 2014, or 2013.
A summary of non-vested stock activity during the year ended December 31, 2015, is presented in the following table:

	SHARES	WEIGHTED- AVERAGE GRANT-DATE FAIR VALUE
Non-vested at Jan. 1, 2015	301,049	$43.29
Granted	90,050	$54.74
Vested	(82,322)	$40.26
Forfeited	(38,789)	$42.75
Non-vested at Dec. 31, 2015	269,988	$48.11

The fair value of shares of non-vested stock which vested during the years ended December 31, 2015, 2014, and 2013 was $3.3 million, $5.6 million, and $5.2 million, respectively.
The fair value of shares of non-vested stock granted during 2015, 2014, and 2013 under the LTIP is estimated on the date of grant and the expense is calculated using the Monte Carlo simulation model with the assumptions listed in the following table:

			AT DEC. 31,
	2015	2014	2013
Expected term (in years) (1)	3.0	3.0	3.0
Volatility of Cleco stock (2)	15.8%	17.3%	18.1%
Correlation between Cleco stock volatility and peer group	63.1%	66.5%	69.7%
Expected dividend yield	2.92%	3.0%	3.2%
Weighted average fair value (Monte Carlo model)	$45.60	$54.58	$42.66
(1) The expected term was based on the service period of the award.
(2) The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

Stock-Based Compensation
During the years ended December 31, 2015, 2014, and 2013, Cleco did not modify any of the terms of outstanding awards. Cleco has recognized stock-based compensation expense for these provisions in accordance with the non-substantive vesting period approach.
Cleco recorded compensation expense for all non-vested stock during the years ended December 31, 2015, 2014, and 2013. Assuming achievement of vesting requirements is probable, stock-based compensation expense of non-vested stock is recorded during the service periods, which are generally three years, after which the restrictions lapse. All stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the requisite service period of the award. Awards that vest pro rata during the requisite service period that contain only a service condition are defined as having a graded vesting schedule and could be treated as multiple awards with separate vesting schedules. However, Cleco has elected to treat grants with graded vesting schedules as one award and recognize the related compensation expense on a straight-line basis over the requisite service period.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

The ESPP does not contain optionality features beyond those listed by the authoritative guidance on stock-based compensation. Therefore, Cleco is not required to recognize a fair-value expense related to the ESPP.

Pretax compensation expense reported by Cleco and Cleco Power relating to their share-based compensation plans is shown in the following table:

	CLECO			CLECO POWER
		FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013	2015	2014	2013
Equity classification
Non-vested stock (1)	$6,110	$6,308	$6,147	$2,000	$2,004	$1,754
Total equity classification	6,110	6,308	6,147	2,000	2,004	1,754
Liability classification
Common stock equivalent units	—	—	1	—	—	—
Total pretax compensation expense	$6,110	$6,308	$6,148	$2,000	$2,004	$1,754
Tax benefit	$2,351	$2,427	$2,366	$770	$771	$675
(1) For each of the years ended December 31, 2015, 2014, and 2013, compensation expense included in Cleco’s Consolidated Statements of Income related to non-forfeitable dividends paid on non-vested stock that is not expected to vest and stock options was $0.1 million.

The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco’s Consolidated Balance Sheets for each of the years ended December 31, 2015, and 2014 was $0.8 million. The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco Power’s Consolidated Balance Sheets for the years ended December 31, 2015, and 2014 was $0.7 million and $0.8 million, respectively.
At December 31, 2015, there were 145,979 non-vested share-based compensation arrangements granted under the LTIP that were expected to vest over an average period of 1.4 years. The total unrecognized pretax compensation cost was $6.7 million for non-vested stock-based compensation arrangements granted under the LTIP.

Common Stock Repurchase Program
Cleco Corporation has a common stock repurchase program that authorizes management to repurchase shares of common stock so that Cleco’s diluted average shares of common stock outstanding remain approximately equal to its diluted average shares of common stock outstanding at December 31, 2010. Under this program, purchases may be made on a discretionary basis at times and in amounts as determined by management, subject to market conditions, legal requirements, and other factors. Purchases under the program are not announced in advance and may be made in the open market or through privately negotiated transactions. During the years ended December 31, 2015, and 2013, no shares of common stock were repurchased by Cleco Corporation. During the year ended December 31, 2014, 250,000 shares of common stock were repurchased by Cleco Corporation. In accordance with the Merger Agreement, until the completion of the Merger, no additional common stock will be repurchased under this program without the prior written consent of Cleco Partners. For more information about the Merger, see Note 20 — “Agreement and Plan of Merger.”

Note 8 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2015 and 2014. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents may be eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2015, and 2014 are presented in the following table:

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$498,372	$392,488	$44,652	$43,840
Service cost	10,419	8,050	1,635	1,542
Interest cost	20,795	19,851	1,607	1,809
Plan participants’ contributions	—	—	903	872
Actuarial (gain) loss	(30,483)	95,576	(1,039)	1,228
Expenses paid	(1,995)	(1,671)	—	—
Medicare D	—	—	48	132
Other adjustments	—	—	—	(551)
Benefits paid	(17,046)	(15,922)	(4,736)	(4,220)
Benefit obligation at end of year	480,062	498,372	43,070	44,652
Change in plan assets
Fair value of plan assets at beginning of year	412,803	384,555	—	—
Actual return on plan assets	(10,230)	45,841	—	—
Employer contributions	—	—	—	—
Expenses paid	(1,995)	(1,671)	—	—
Benefits paid	(17,046)	(15,922)	—	—
Fair value of plan assets at end of year	383,532	412,803	—	—
Unfunded status	$(96,530)	$(85,569)	$(43,070)	$(44,652)

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

The employee pension plan accumulated benefit obligation at December 31, 2015, and 2014 is presented in the following table:

	PENSION BENEFITS
(THOUSANDS)	2015	2014
Accumulated benefit obligation	$440,876	$452,991

The following table presents the net actuarial gains/losses, transition obligations/assets, and prior period service costs included in other comprehensive income as a result of being included as a component of net periodic benefit costs for the employee pension plan and other benefits plan at December 31, 2015, and 2014:

	PENSION BENEFITS		OTHER BENEFITS
(THOUSANDS)	2015	2014	2015	2014
Net actuarial loss (gain) occurring during year	$3,128	$74,242	$(1,039)	$1,228
Net actuarial loss amortized during year	$13,828	$6,743	$866	$670
Transition obligation amortized during year	$—	$—	$—	$16
Prior service (credit) cost amortized during year	$(71)	$(71)	$119	$119

The following table presents net gains/losses and prior period service costs/credits in accumulated other comprehensive income for other benefits and in regulatory assets for pension that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2016 for the employee pension plan and other benefits plans for December 31, 2016, 2015, and 2014:

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2016	2015	2014	2016	2015	2014
Net actuarial loss	$8,935	$150,620	$161,320	$666	$8,805	$10,710
Prior service (credit) cost	$(71)	$(345)	$(417)	$119	$363	$482

The components of net periodic pension and other benefits costs for 2015, 2014, and 2013 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
(THOUSANDS)	2015	2014	2013	2015	2014	2013
Components of periodic benefit costs:
Service cost	$10,419	$8,050	$9,889	$1,635	$1,542	$1,656
Interest cost	20,795	19,851	17,940	1,607	1,809	1,568
Expected return on plan assets	(23,382)	(24,507)	(23,446)	—	—	—
Amortizations:
Transition obligation	—	—	—	—	16	20
Prior period service (credit) cost	(71)	(71)	(71)	119	119	—
Net loss	13,828	6,743	13,218	866	670	1,131
Net periodic benefit cost	$21,589	$10,066	$17,530	$4,227	$4,156	$4,375

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2015, 2014, and 2013 was $2.1 million, $1.7 million, and $2.5 million, respectively.
Cleco Corporation is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013 was $3.6 million, $3.6 million, and $3.8 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at December 31, 2015, and 2014 are as follows:

	OTHER BENEFITS LIABILITY
(THOUSANDS)	2015	2014
Cleco
Current	$3,613	$3,470
Non-current	$39,457	$41,182
Cleco Power
Current	$3,140	$3,206
Non-current	$34,300	$31,250

In March 2010, the President signed the PPACA, a comprehensive health care law. While all provisions of the PPACA are not effective immediately and the law has been amended since original enactment, management does not expect the provisions to materially impact the Registrants’ retiree medical unfunded liability and related expenses. Management will continue to monitor this law and its possible impact on the Registrants.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2015	2014	2015	2014
Weighted-average assumptions used to determine the benefit obligation as of Dec. 31:
Discount rate	4.62%	4.21%	4.08%	3.76%
Rate of compensation increase	3.08%	3.17%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine the net benefit cost for the year ended Dec. 31:
Discount rate	4.21%	5.14%	4.19%	3.76%	4.46%	3.54%
Expected return on plan assets	6.15%	6.76%	6.78%	N/A	N/A	N/A
Rate of compensation increase	3.08%	3.17%	3.26%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was also compared to the expected rate of return of other comparable plans. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2016 periodic expense, Cleco increased the expected long-term return on plan assets to 6.21%.
Employee pension plan assets may be invested in publicly traded domestic common stocks, including Cleco Corporation common stock; U.S. Government, federal agency, and corporate obligations; an international equity fund, commercial real estate funds; a hedge fund of funds; and pooled temporary investments. Investments in securities (obligations of U.S. Government, U.S. Government Agencies, and state and local governments, corporate debt, common/collective trust funds, mutual funds, common stocks, and preferred stock) traded on a national securities exchange are valued at the last reported sales price on the last business day of the year.
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

Fair Value Disclosures
Cleco classifies assets and liabilities measured at their fair value according to three different levels, depending on the inputs used in determining fair value.

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

There have been no changes in the methodologies for determining fair value at December 31, 2015, and December 31, 2014. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

(THOUSANDS)		AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents		$4,568	$—	$4,568	$—
Common stock		13,816	13,816	—	—
Obligations of U.S. Government, U.S. Government Agencies, and state and local governments		48,792	—	48,792	—
Mutual funds
Domestic		47,801	47,801	—	—
International		22,853	22,853	—	—
Real estate funds		17,890	—	—	17,890
Corporate debt		182,408	—	182,408	—
Total		$338,128	$84,470	$235,768	$17,890

	Investments measured at net asset value	42,362
	Interest accrual	3,042
	Total net assets	$383,532

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

(THOUSANDS)		AT DEC. 31, 2014	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash and cash equivalents		$5,180	$—	$5,180	$—
Common stock		13,967	13,967	—	—
Preferred stock		968	968	—	—
Obligations of U.S. Government, U.S. Government Agencies, and state and local governments		49,942	—	49,942	—
Mutual funds
Domestic		55,005	55,005	—	—
International		25,096	25,096	—	—
Real estate funds		18,792	—	—	18,792
Corporate debt		202,253	—	202,253	—
Total		$371,203	$95,036	$257,375	$18,792

	Investments measured at net asset value(1)	38,770
	Interest accrual	2,830
	Total net assets	$412,803

(1)
Amounts for 2014 were adjusted to reflect 2015 accounting guidance that no longer requires investments for which fair value is measured using the net asset value per share practical expedient to be categorized within the fair value hierarchy. For more information, see Note 2 — “Summary of Significant Accounting Policies — Recent Authoritative Guidance.”

Level 3 valuations are derived from other valuation methodologies including pricing models, discounted cash flow models, and similar techniques. Level 3 valuations incorporate subjective judgments and consider assumptions including capitalization rates, discount rates, cash flows, and other factors that are not observable in the market. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015, and 2014:

(THOUSANDS)
Balance, Dec. 31, 2013	$17,928
Unrealized gains	570
Purchases	294
Balance, Dec. 31, 2014	$18,792
Realized gains	9
Unrealized gains	(148)
Purchases	679
Sales	(1,442)
Balance, Dec. 31, 2015	$17,890

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2015, the return on plan assets was (2.90)% compared to an expected long-term return of 6.15%. The 2014 return on pension plan assets was 11.70% compared to an expected long-term return of 6.76%.
As of December 31, 2015, the pension plan held no shares of Cleco Corporation common stock. None of the plan participants’ future annual benefits is covered by insurance contracts. In December 2008, Cleco became aware that, through its hedge fund of funds manager, a portion of its pension plan assets were invested in the Madoff feeder fund investment, Ascot Fund Limited. In January 2009, Cleco Power elected to liquidate the holdings of the hedge fund of funds manager. At December 31, 2015, the fund had $1.0 million remaining to be liquidated. Proceeds from the hedge fund of funds manager will be reallocated to the plan’s other investment managers. The hedge fund of funds investment is measured at fair value using the net asset value per share as a practical expedient (or its equivalent) and has not been classified in the fair value hierarchy.

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

In order to meet the objectives and to control risk, the retirement committee has established the following guidelines that the investment managers must follow:

Domestic Equity Portfolios

•	Equity holdings of a single company must not exceed 10% of the manager’s portfolio.

•	A minimum of 25 stocks should be owned.

•	Equity holdings in a single sector should not exceed the lesser of three times the sector’s weighting in the S&P 500 Index or 35% of the portfolio.

•	Equity holdings should represent at least 90% of the portfolio.

•	Marketable common stocks, preferred stocks convertible into common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

•	Securities in foreign entities denominated in U.S. dollars are limited to 10%. Securities denominated in currencies other than U.S. dollars are not permitted.

•	The purchase of securities on margin and short sales is prohibited.

International Equity Portfolios

Developed Markets

•	Equity holdings of a single company should not exceed 5% of the manager’s portfolio.

•	A minimum of 30 stocks should be owned.

•	Equity holdings in a single sector should not exceed 35%.

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

Fixed Income Portfolio - Long Credit

•
Permitted assets include U.S. government and agency securities, corporate securities, mortgage-backed securities, investment-grade private placements, surplus notes, trust preferred, e-caps and hybrids, money-market securities, and senior and subordinated debt.

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

•
Execution of target allocation rebalancing may be implemented through short- to intermediate-term use of derivatives overlay strategies. The notional value of derivative positions shall not exceed 20% of the total pension fund’s value at any given time.

The following chart shows the dynamic asset allocation based on the funded ratio at December 31, 2015:

	PERCENT OF TOTAL PLAN ASSETS*
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		16%
International equity		16%
Real estate		7%
Hedge fund of funds		1%
Total return-seeking	35%	40%	45%
Liability hedging
Fixed income- long government/credit		20%
Fixed income - long credit		40%
Total liability hedging	55%	60%	65%
*Minimums and maximums within subcategories not intended to equal total for category.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

The assumed health care cost trend rates used to measure the expected cost of other benefits is 5.0% for 2016 and remains at 5.0% thereafter. The rate used for 2015 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$19	$(22)
Effect on postretirement benefit obligation	$258	$(288)

The projected benefit payments for the employee pension plan and other benefits obligation plan for each year through 2020 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
2016	$18,509	$3,686
2017	$19,651	$3,714
2018	$20,787	$3,779
2019	$22,048	$3,866
2020	$23,424	$3,897
Next five years	$136,165	$18,598

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement, which sum is reduced by benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on SERP participants. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator. In July 2014, the Board of Directors of Cleco voted to close SERP to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue. Management will review current market trends as it evaluates Cleco’s future compensation strategy.
In accordance with the SERP plan document and the Merger Agreement, executives are entitled to enhancement of benefits and accelerated vesting upon terminations of employment that may occur in connection with or following the Merger.

SERP’s funded status at December 31, 2015, and 2014 is presented in the following table:

	SERP BENEFITS
(THOUSANDS)	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$73,902	$57,865
Service cost	2,705	2,278
Interest cost	3,056	3,028
Actuarial (gain) loss	(4,488)	13,436
Benefits paid	(2,860)	(2,705)
Benefit obligation at end of year	$72,315	$73,902

SERP’s accumulated benefit obligation at December 31, 2015, and 2014 is presented in the following table:

	SERP BENEFITS
(THOUSANDS)	2015	2014
Accumulated benefit obligation	$65,840	$67,126

The following table presents net actuarial gains/losses and prior period service costs included in other comprehensive income as a result of being amortized as a component of net periodic benefit costs for the SERP at December 31, 2015, and 2014:

	SERP BENEFITS
(THOUSANDS)	2015	2014
Net actuarial (gain) loss occurring during year	$(4,487)	$13,436
Net actuarial loss amortized during year	$2,973	$1,876
Prior service cost amortized during year	$54	$54

The following table presents net gains/losses and prior period service costs/credit in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2016 for SERP for December 31, 2016, 2015, and 2014:

		SERP BENEFITS
(THOUSANDS)	2016	2015	2014
Net actuarial loss	$2,033	$23,763	$31,224
Prior service cost	$59	$120	$173

The components of the net SERP costs for 2015, 2014, and 2013 are as follows:

		SERP BENEFITS
(THOUSANDS)	2015	2014	2013
Components of periodic benefit costs:
Service cost	$2,705	$2,278	$2,055
Interest cost	3,056	3,028	2,578
Amortizations:
Prior period service cost	54	54	54
Net loss	2,973	1,875	2,305
Net periodic benefit cost	$8,788	$7,235	$6,992

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP
	2015	2014
Weighted-average assumptions used to determine the benefit obligation as of Dec. 31:
Discount rate	4.60%	4.20%
Rate of compensation increase	5.00%	5.00%

		SERP
	2015	2014	2013
Weighted-average assumptions used to determine the net benefit cost for the year ended Dec. 31:
Discount rate	4.20%	5.09%	4.17%
Rate of compensation increase	5.00%	5.00%	5.00%

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013 was $2.2 million, $1.7 million, and $1.5 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements.The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2015, and 2014 are as follows:

	SERP LIABILITY
(THOUSANDS)	2015	2014
Cleco
Current	$3,238	$3,031
Non-current	$69,049	$70,871
Cleco Power
Current	$1,000	$813
Non-current	$21,321	$19,006

The projected benefit payments for the SERP for each year through 2020 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2016	2017	2018	2019	2020	NEXT FIVE YEARS
SERP	$3,311	$3,366	$3,562	$3,734	$4,061	$23,519

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the Plan, employer contributions can be in the form of Cleco Corporation stock or cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Plan participants are allowed to choose whether to have dividends on Cleco Corporation common stock distributed in cash or reinvested in additional shares of Cleco Corporation common stock. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2015, 2014, and 2013 is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
401(k) Plan expense	$5,029	$4,730	$4,422

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries was $0.9 million, $0.9 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 9 — Income Taxes

Cleco
For the year ended December 31, 2015, income tax expense was higher than the amount computed by applying the statutory federal rate. For the years ended December 31, 2014, and 2013, income tax expense was lower than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT FOR %)	2015	2014	2013
Income before tax	$211,373	$221,855	$240,260
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$73,981	$77,649	$84,091
Increase (decrease):
Plant differences, including AFUDC flowthrough	1,875	462	427
Amortization of investment tax credits	(916)	(983)	(1,108)
State income taxes	1,117	23	1,094
Settlement with taxing authorities	—	(9,106)	—
NMTC	243	(754)	(4,806)
Other	1,404	(175)	(123)
Total taxes	$77,704	$67,116	$79,575
Effective Rate	36.8%	30.3%	33.1%

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Current federal income tax expense	$1,284	$11,082	$15,672
Deferred federal income tax expense	76,219	71,061	65,237
Amortization of accumulated deferred investment tax credits	(916)	(983)	(1,108)
Total federal income tax expense	$76,587	$81,160	$79,801
Current state income tax expense (benefit)	3,233	(6,580)	(978)
Deferred state income tax (benefit) expense	(2,116)	(7,464)	752
Total state income tax expense (benefit)	$1,117	$(14,044)	$(226)
Total federal and state income tax expense	$77,704	$67,116	$79,575
Items charged or credited directly to shareholders’ equity
Federal deferred	3,274	(3,656)	3,497
State deferred	528	(590)	565
Total tax expense (benefit) from items charged directly to shareholders’ equity	$3,802	$(4,246)	$4,062
Total federal and state income tax expense	$81,506	$62,870	$83,637

The $8.0 million increase in total tax expense from items charged directly to shareholders’ equity in 2015 compared to 2014 was primarily due to the tax effect of SERP and other post-employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Cleco recognizes the amortization of the NMTC Fund investment and the related interest on the liability as a component of current tax expense. The amount of amortization and interest recognized as of December 31, 2015, 2014, and 2013 was $1.1 million, $3.4 million, and $13.3 million, respectively.
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2015, and 2014 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2015	2014
Depreciation and property basis differences	$(948,597)	$(892,725)
Net operating loss carryforward	12,092	56,315
NMTC	87,544	84,504
Fuel costs	(7,833)	(11,686)
Other comprehensive income	15,774	19,576
Regulated operations regulatory liability, net	(90,122)	(90,135)
Postretirement benefits other than pension	11,561	812
Other	(5,522)	(8,734)
Accumulated deferred federal and state income taxes	$(925,103)	$(842,073)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2015, and 2014, Cleco had a deferred tax asset resulting from NMTC carryforwards of $96.5 million and $95.4 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of December 31, 2015, Cleco had a federal net operating loss carryforward of $15.8 million and a state net operating loss carryforward of $127.7 million. If the carryforwards are not utilized, the federal carryforward will expire in 2026 and the state carryforward will begin to expire in 2031. Cleco considers it more likely than not that these income tax losses will be utilized to reduce future payments of income taxes and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Cleco Power
For the year ended December 31, 2015, income tax expense was higher than the amount computed by applying the statutory rate. For the years ended December 31, 2014, and
2013, income tax expense was lower than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT FOR %)	2015	2014	2013
Income before tax	$220,644	$231,290	$229,791
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$77,225	$80,952	$80,427
Increase (decrease):
Plant differences, including AFUDC flowthrough	1,875	462	427
Amortization of investment tax credits	(916)	(983)	(1,108)
State income taxes	1,501	351	730
Settlement with taxing authorities	—	(2,320)	—
Other	(391)	(1,488)	(1,095)
Total taxes	$79,294	$76,974	$79,381
Effective Rate	35.9%	33.3%	34.5%

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Current federal income tax expense (benefit)	$33,138	$(197)	$(33)
Deferred federal income tax expense	45,572	83,676	81,188
Amortization of accumulated deferred investment tax credits	(916)	(983)	(1,108)
Total federal income tax expense	$77,794	$82,496	$80,047
Current state income tax expense (benefit)	3,397	(4,161)	(1,012)
Deferred state income tax (benefit) expense	(1,897)	(1,361)	346
Total state income tax expense (benefit)	$1,500	$(5,522)	$(666)
Total federal and state income taxes	$79,294	$76,974	$79,381
Items charged or credited directly to members’ equity
Federal deferred	106	(1,137)	2,824
State deferred	17	(184)	456
Total tax expense (benefit) from items charged directly to member’s equity	$123	$(1,321)	$3,280
Total federal and state income tax expense	$79,417	$75,653	$82,661

The $1.4 million increase in total tax expense from items charged directly to member’s equity in 2015 compared to 2014 was primarily due to the tax effect of other post-employment benefit adjustments booked to accumulated other comprehensive income and interest rate derivatives.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2015, and 2014 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2015	2014
Depreciation and property basis differences	$(944,675)	$(890,030)
Net operating loss carryforward	18	12,323
Fuel costs	(7,833)	(11,686)
Other comprehensive income	9,878	10,002
Regulated operations regulatory liability, net	(90,122)	(90,135)
Postretirement benefits other than pension	(3,853)	(14,346)
Other	(6,944)	(10,735)
Accumulated deferred federal and state income taxes	$(1,043,531)	$(994,607)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considers it more likely than not that all deferred tax assets will be realized; therefore, no valuation allowance has been recorded.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2015, and December 31, 2014, Cleco and Cleco Power had no interest payable related to uncertain tax positions. The interest payable reflects the amount of interest anticipated to be paid to or received from taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under the existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders for settled positions at December 31, 2015, and 2014, are $1.3 million and $5.2 million, respectively. For the years ended December 31, 2015, and December 31, 2014, Cleco and Cleco Power had no interest expense related to uncertain tax positions. For the year ended December 31, 2013, Cleco and Cleco Power had $0.2 million and less than $0.1 million, respectively, of interest expense related to uncertain tax positions.
The total liability for unrecognized tax benefits for Cleco and Cleco Power at December 31, 2015, 2014, and 2013 is shown in the following table:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance, Jan. 1, 2013	$3,126
Reduction for tax positions of current period	—
Additions for tax positions of prior years	2,193
Reduction for tax positions of prior years	(248)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance, Dec. 31, 2013	$5,071
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	(5,071)
Reduction for lapse of statute of limitations	—
Balance, Dec. 31, 2014	$—
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance, Dec. 31, 2015	$—

Cleco Power
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
Balance, Jan. 1, 2013	$248
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(248)
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance, Dec. 31, 2013	$—
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance, Dec. 31, 2014	$—
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	—
Reduction for lapse of statute of limitations	—
Balance, Dec. 31, 2015	$—

The federal income tax years that remain subject to examination by the IRS are 2012, 2013, and 2014. The IRS has concluded its audit for the years 2010 through 2013.
Beginning with the 2013 tax year, Cleco entered into the IRS’s Compliance Assurance Process which allows taxpayers to work collaboratively with an IRS team to identify and resolve potential tax issues before the federal tax return is filed each year. Cleco must apply for admission to the program each year. Cleco has been approved for the Compliance Assurance Process through the 2016 tax year.
The state income tax year that remains subject to examination by the Louisiana Department of Revenue is 2014. In August 2014, Cleco reached a settlement for tax years 2001 through 2010. In August 2015, Cleco reached a settlement for tax years 2011 through 2013. The favorable impact from the

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

settlement was reflected in various line items in the financial statements.
At December 31, 2015, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2015, for Cleco and Cleco Power would be unchanged in the next 12 months as a result of reaching a settlement with taxing authorities. The settlement of open tax years could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2015, and 2013, no penalties were recognized. For the year ended December 31, 2014, $0.1 million of penalties was recognized.

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

SEGMENT INFORMATION
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,142,389	$—	$—	$1,142,389
Other operations	67,109	2,078	(1)	69,186
Electric customer credits	(2,173)	—	—	(2,173)
Affiliate revenue	1,142	57,323	(58,465)	—
Operating revenue, net	$1,208,467	$59,401	$(58,466)	$1,209,402
Depreciation and amortization	$147,839	$1,739	$1	$149,579
Merger transaction costs	$—	$4,592	$(1)	$4,591
Interest charges	$76,560	$1,149	$282	$77,991
Interest income	$725	$(111)	$281	$895
Equity loss from investees, before tax	$—	$(8)	$—	$(8)
Federal and state income tax expense (benefit)	$79,294	$(1,590)	$—	$77,704
Net income	$141,350	$(7,681)	$—	$133,669
Additions to property, plant, and equipment	$156,357	$462	$—	$156,819
Equity investment in investees	$16,822	$—	$—	$16,822
Total segment assets	$4,233,337	$21,471	$68,546	$4,323,354

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

2014 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,225,960	$—	$—	$1,225,960
Tolling operations	—	5,467	(5,467)	—
Other operations	64,893	2,163	(1)	67,055
Electric customer credits	(23,530)	—	—	(23,530)
Affiliate revenue	1,326	56,031	(57,357)	—
Operating revenue, net	$1,268,649	$63,661	$(62,825)	$1,269,485
Depreciation and amortization	$144,026	$2,479	$—	$146,505
Merger transaction costs	$—	$17,848	$—	$17,848
Interest charges	$74,673	$(1,538)	$471	$73,606
Interest income	$1,707	$(410)	$471	$1,768
Federal and state income tax expense (benefit)	$76,974	$(9,858)	$—	$67,116
Net income	$154,316	$424	$(1)	$154,739
Additions to property, plant, and equipment	$206,607	$1,029	$—	$207,636
Equity investment in investees	$14,532	$8	$—	$14,540
Total segment assets	$4,232,942	$248,043	$(112,567)	$4,368,418

2013 (THOUSANDS)	CLECO POWER	MIDSTREAM	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,047,548	$—	$—	$—	$1,047,548
Tolling operations	—	31,670	—	(31,670)	—
Other operations	48,909	2	2,091	—	51,002
Electric customer credits	(1,836)	—	—	—	(1,836)
Affiliate revenue	1,338	—	55,145	(56,483)	—
Operating revenue, net	$1,095,959	$31,672	$57,236	$(88,153)	$1,096,714
Depreciation and amortization	$135,717	$6,043	$1,100	$—	$142,860
Interest charges	$82,677	$(331)	$1,274	$634	$84,254
Interest income	$1,100	$—	$(628)	$633	$1,105
Federal and state income tax expense (benefit)	$79,381	$7,110	$(6,917)	$1	$79,575
Net income	$150,410	$4,372	$5,903	$—	$160,685
Additions to property, plant, and equipment	$184,684	$4,106	$3,086	$—	$191,876
Equity investment in investees	$14,532	$—	$8	$—	$14,540
Total segment assets	$3,932,717	$225,832	$87,515	$(42,516)	$4,203,548

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and Mississippi and is viewed as one unit by management. Discrete financial reports are prepared only at the company level.

Note 11 — Regulation and Rates
At December 31, 2015, Cleco Power’s provision for rate refund consisted of $2.5 million for a proposed ROE reduction of transmission rates that Cleco Power was allowed to collect under the MISO tariff and $0.2 million related to Cleco Power’s monitoring report for the 12-month period ended June 30, 2015.
At December 31, 2014, Cleco Power’s provision for rate refund consisted of $2.3 million related to Cleco Power’s monitoring reports for the 12-months ended June 30, 2015, and June 30, 2014.

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of December 31, 2015, Cleco Power had $2.5 million accrued for the proposed ROE reduction for the period December 2013 through December 2015. For more information on the ROE complaint, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Prior to July 1, 2014, Cleco Power’s annual retail earnings were subject to the terms of an FRP established by the LPSC effective February 12, 2010. The FRP allowed a target ROE of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3%, were required to be refunded to customers. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. In June 2014, the LPSC approved Cleco Power’s FRP extension, finalized the rate treatment of Coughlin, and issued the implementing order. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

ending June 30. The next FRP extension must be filed by June 30, 2017.
In October 2014, Cleco filed its monitoring report for the 12 months ended June 30, 2014, indicating that $1.6 million was due to be returned to customers. On May 4, 2015, the LPSC Staff issued their report indicating agreement with Cleco Power’s refund calculation for the 12 months ended June 30, 2014. In September 2015, Cleco Power issued refunds of $1.6 million relating to its annual monitoring report for the 12-month period ended June 30, 2014.
Cleco Power filed its monitoring report for the 12-month period ended June 30, 2015, on October 31, 2015, which indicated that $0.2 million is due to be returned to eligible customers. A review of this report by the LPSC has not been completed.

Note 12 — Variable Interest Entities
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
Equity investment in investees at December 31, 2015, represents Cleco Power’s $16.8 million investment in Oxbow.
Equity investment in investees at December 31, 2014, primarily represented Cleco Power’s $14.5 million investment in Oxbow. Equity investments that were less than 100% owned by Diversified Lands represented less than $0.1 million of the total balance.
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2015, consisted of its equity investment of $16.8 million. During 2015, Cleco Power made $2.3 million of cash contributions to its equity investment in Oxbow as a result of the expected transition from the Dolet Hills mine to the Oxbow mine. The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2015	2014
Purchase price	$12,873	$12,873
Cash contributions	3,949	1,659
Total equity investment in investee	$16,822	$14,532

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2015	2014
Oxbow’s net assets/liabilities	$33,645	$29,065
Cleco Power’s 50% equity	$16,822	$14,532
Cleco Power’s maximum exposure to loss	$16,822	$14,532

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2015	2014
Current assets	$2,794	$2,792
Property, plant, and equipment, net	23,749	22,457
Other assets	7,220	3,847
Total assets	$33,763	$29,096
Current liabilities	$118	$31
Partners’ capital	33,645	29,065
Total liabilities and partners’ capital	$33,763	$29,096

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Operating revenue	$3,991	$2,248	$2,558
Operating expenses	3,991	2,248	2,558
Income before taxes	$—	$—	$—

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

Note 13 — Operating Leases
Cleco maintains operating leases in its ordinary course of business activities. For the years ended December 31, 2015, 2014, and 2013, operating lease expense of $9.4 million, $9.4 million, and $9.2 million was recognized, respectively. The following table is a summary of expected operating lease payments for Cleco and Cleco Power:

(THOUSANDS)	CLECO CORPORATION	CLECO POWER	TOTAL
Year ending Dec. 31,
2016	$315	$8,642	$8,957
2017	315	6,358	6,673
2018	313	2,905	3,218
2019	—	2,820	2,820
2020	—	2,819	2,819
Thereafter	—	5,749	5,749
Total operating lease payments	$943	$29,293	$30,236

Cleco Power leases utility systems from two municipalities and one non-municipal public body. The first municipal lease has a term of 10 years and expires on August 11, 2021. The second municipal lease has a term of 10 years and expires on May 13, 2018. The non-municipal lease has a term of 27 years and expires on July 31, 2039. Each utility system lease contains provisions for extensions.
Cleco Power has leases for 231 railcars for coal transportation. One lease for 115 railcars expires on March 31, 2021 and the other lease for 116 railcars expires on March 31, 2017. Cleco Power pays a monthly rental fee per car. The railcar leases do not contain contingent rent payments.
Cleco Power leases three towboats to push the barges that deliver solid fuels to the plant site. The lease agreement for these towboats expires on August 31, 2017. Cleco Power pays a fixed amount for the towboats that is adjusted annually.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Cleco and Cleco Power’s remaining leases provide for office and operating facilities, office equipment, tower rentals, and vehicles.

Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute) for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The special notice requested that Cleco Corporation and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. The EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List on March 8, 2004, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has yet been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to two PRP’s, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in December 2009. The Tier 1 part of the study was completed in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. The draft Tier 2 remedial investigation report was submitted in December 2014. In 2015, remedial investigation activities included the collection and analysis of sediment, crawfish, and fish tissue samples. After reviewing the sample analysis, in August 2015, the Louisiana Department of Health and Hospitals updated the advisory for the area to advise that fish and crawfish from the area should not be eaten. The final Tier 2 remedial investigation report was made public in December 2015. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Discrimination Complaints
In December 2009, a complaint was filed in the U.S. District Court for the Western District of Louisiana (the Court) on behalf of eight current employees and four former employees alleging that Cleco discriminated against each of them on the basis of race. Each was seeking various remedies provided under applicable statutes prohibiting racial discrimination in the workplace and together, the plaintiffs sought monetary compensation exceeding $35.0 million. In July 2010, the plaintiffs moved to add an additional current employee alleging that Cleco had discriminated on the basis of race. The additional plaintiff sought compensation of no less than $2.5 million and became the thirteenth plaintiff. In April 2011, Cleco entered into a settlement with one of the current employees which resulted in a dismissal of one of the thirteen cases with prejudice. In September 2011, the Court ruled on Cleco’s summary judgment motions, resulting in eleven of the twelve remaining plaintiffs having at least one claim remaining. In

February 2013, the Court ruled on the second motion for summary judgment in each of the eleven cases and each such case was dismissed with prejudice. Appeals were filed in ten of the eleven dismissed cases to the U.S. Court of Appeals for the Fifth Circuit (the Fifth Circuit). In June 2013, the Fifth Circuit clerk dismissed the appeals of two of the current employees due to their failure to file a brief in support of their respective appeals. On various dates in August through November 2013, the Fifth Circuit affirmed the trial court judgments in favor of Cleco in seven of the eight remaining cases. The last case has been settled and was dismissed with prejudice by order entered on May 28, 2015.

Merger
In connection with the proposed Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally allege, among other things, that the members of the Cleco Corporation Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the Merger. The petitions also allege that Cleco Partners, Cleco Corporation, Merger Sub, and in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including an injunction against the Merger and monetary damages, including attorneys’ fees and expenses.
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

On November 14, 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted on November 19, 2014. On December 3, 2014, the Court consolidated the remaining three actions and appointed interim co-lead counsel. On December 18, 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction (the Consolidated Amended Petition). The consolidated action names Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Amended Petition alleges, among other things, that the directors breached their fiduciary duties to Cleco’s shareholders and grossly mismanaged Cleco by approving the Merger Agreement because it allegedly does not value Cleco adequately, failing to structure a process through which shareholder value would be maximized, engaging in self-dealing by ignoring conflicts of interest, and failing to disclose material information about the Merger. The Consolidated Amended Petition further alleges that all defendants conspired to commit the breaches of fiduciary duty. Cleco believes that

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

the allegations of the Consolidated Amended Petition are without merit and that it has substantial meritorious defenses to the claims set forth in the Consolidated Amended Petition.
The three actions filed in the Civil District Court for Orleans Parish are captioned as follows:

•	Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),

•	Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and

•	Cashen v. Cleco Corporation, No. 2014-11236 (filed November 21, 2014).

Both the Butler and Cashen actions name Cleco Corporation, its directors, Cleco Partners, Merger Sub, Macquarie Infrastructure and Real Assets Inc. (MIRA), British Columbia Investment Management Corporation, and John Hancock Financial as defendants. The Creative Life Services action names Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, and Macquarie Infrastructure Partners III, L.P., as defendants. On December 11, 2014, the plaintiff in the Butler action filed an Amended Class Action Petition for Damages. Each petition alleges, among other things, that the directors breached their fiduciary duties to Cleco’s shareholders by approving the Merger Agreement because it allegedly does not value Cleco adequately, failing to structure a process through which shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also allege that the directors breached their fiduciary duties by failing to disclose material information about the Merger. Each petition further alleges that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. On December 23, 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. On December 30, 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. On January 23, 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 5, 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 25, 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote at the Special Meeting of Shareholders scheduled for February 26, 2015, for approval of the Merger Agreement. Following the hearing, the Court denied the plaintiffs’ motion. On June 19, 2015, three of the plaintiffs filed their Second Consolidated Amended Verified Derivative and Class Action Petition. This will be considered according to a schedule established by the Ninth Judicial District Court for Rapides Parish. Cleco filed exceptions seeking dismissal of the amended petition on July 24, 2015. Cleco’s exceptions have been fully briefed and will be set for hearing at a later date. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

Gulf Coast Spinning
On September 11, 2015, a potential customer sued Cleco for failure to fully perform an alleged verbal agreement to lend or otherwise fund its startup costs to the extent of $6.5 million. Gulf Coast Spinning Company, LLC (Gulf Coast), the primary plaintiff, alleges that Cleco promised to assist it in raising approximately $60.0 million, which Gulf Coast needed to construct a cotton spinning facility near Bunkie, Louisiana. According to the petition filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana (the “District Court”), Cleco made such promises of funding assistance in order to cultivate a new industrial electric customer which would increase its revenues under a power supply agreement that it executed with Gulf Coast. Gulf Coast seeks unspecified damages arising from its inability to raise sufficient funds to complete the project, including lost profits.
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The District Court denied Cleco’s exception on December 22, 2015, after considering briefs and arguments. On January 21, 2016, Cleco appealed the District Court’s denial of its exception by filing with the Third Circuit Court of Appeal for the State of Louisiana.
Cleco believes the allegations of the petition are contradicted by the written documents executed by Gulf Coast and are otherwise without merit and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

LPSC Audits

Fuel Audit
The cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In November 2014, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the years 2009 through 2013. The total amount of fuel expense included in the audit was $1.73 billion. On August 17, 2015, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. On October 28, 2015, the LPSC approved the audit report. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in the audit is $582.6 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. On June 29, 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. On December 15, 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. Although the full effect of this remand is unknown at this time, it could result in lower annual operating costs to Cleco Power as the MATS equipment may be operated at a lower level and result in less reagent use. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. The most recent EAC audit completed by the LPSC for the period October 2009 through October 2010 did not result in any refunds to customers.

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussion. On December 22, 2015, the ALJ issued an initial decision in this docket. Subject to review by FERC on exceptions, the initial decision recommends the MISO transmission owners be able to collect a 10.32% ROE. A binding FERC order is expected to be issued during the second half of 2016. In November 2014, the MISO transmission owners committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 0.5% for RTO participation as allowed by the MISO tariff. On January 5, 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding. A second ROE case was filed in February 2015 and is pending litigation. As of December 31, 2015, Cleco Power had $2.5 million accrued for a possible reduction to the ROE for the period December 2013 through December 2015. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2015, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $5.5 million and has accrued this amount.

Off-Balance Sheet Commitments
Cleco Corporation and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit in order to facilitate their activities and the activities of Cleco Corporation’s subsidiaries and equity investees (affiliates). Cleco Corporation and Cleco Power have also agreed to contractual terms that require the Registrants to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees.
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
Cleco Corporation provided guarantees and indemnities to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville facility in 2005. At December 31, 2015, the remaining indemnifications relate to environmental matters that may have been present prior to closing. These remaining indemnifications have no limitations to time. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under these guarantees.
On behalf of Acadia, Cleco Corporation provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. At December 31, 2015, the remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no limitations as to time or maximum potential future payments. Currently, management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
Cleco Corporation provided indemnifications to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnifications to Cleco Corporation and Evangeline as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power, Cleco Corporation, and

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Evangeline for their respective indemnifications is $40.0 million, except for indemnifications relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Currently, management does not expect to be required to make any payments under these indemnifications.

On-Balance Sheet Guarantees
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At December 31, 2015, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $106.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under the guarantee.
Generally, neither Cleco Corporation nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Corporation or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Long-Term Purchase Obligations
Cleco Corporation had no unconditional long-term purchase obligations at December 31, 2015. Cleco Power has several unconditional long-term purchase obligations related to the purchase of petroleum coke, limestone, and energy delivery facilities. The aggregate amount of payments required under such obligations at December 31, 2015, is as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
2016	$40,643
2017	17,230
2018	14,905
2019	3,688
Total long-term purchase obligations	$76,466

Payments under these agreements for the years ended December 31, 2015, 2014, and 2013 were $89.7 million, $90.4 million, and $105.3 million, respectively.

Other Commitments

General Electric Services Corporation
Cleco Power entered into an operating lease agreement that expires in March 2017 with General Electric Equipment Services Corporation for leasing railcars in order to transport coal to Rodemacher Unit 2. For information on the railcar lease, see Note 13 — “Operating Leases.”

NMTC Fund
In 2008, Cleco Corporation and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco Corporation has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Corporation. In total, Cleco Corporation contributed $283.7 million of equity contributions to the NMTC Fund and will receive at least $302.0 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the NMTC Fund as net tax benefits are delivered.
Due to the right of offset, the investment and associated debt are presented on Cleco’s Consolidated Balance Sheets in the line item titled Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of December 31, 2015, was $16.7 million. The amount of tax benefits delivered but not utilized as of December 31, 2015, was $116.8 million and is reflected as a deferred tax asset.
By using the cost method for investments, the gross investment amortization expense will be recognized over a nine-year period, with two years remaining under the new amendment. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Fuel Transportation Agreement
In October 2007, Cleco Power entered into an agreement that met the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3. On December 28, 2012, Cleco Power entered into an amended agreement for 42 dedicated barges. The amended agreement continues to meet the accounting definition of a capital lease.
Under the amended agreement, the barge lease rate contains both fixed and variable components, of which the latter is adjusted annually per the Producer Price Index (PPI) for executory costs. The initial term of this agreement is from the date of the amendment until August 31, 2017. The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party. In September 2014, Cleco Power gained the option to purchase any or all of the dedicated barges. Management is evaluating this option. The amended agreement contains a provision for early termination upon the occurrence of any one of four specified cancellation events.
Under both the original agreement and the amended agreement, if the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment. During the year ended December 31, 2015, Cleco Power paid approximately $3.7 million in lease payments and received

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

$0.5 million revenue from subleases. During the year ended December 31, 2014, Cleco Power paid approximately $3.7 million in lease payments and received $0.4 million in revenue from subleases.
The following is an analysis of leased property under capital leases by major classes:

	AT DEC. 31,
CLASSES OF PROPERTY (THOUSANDS)	2015	2014
Barges	$11,350	$11,350
Less: accumulated amortization	7,296	4,864
Net capital leases	$4,054	$6,486

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2015:

(THOUSANDS)
Years ending December 31,
2016	$3,735
2017	2,480
Total minimum lease payments	$6,215
Less: executory costs	1,554
Net minimum lease payments	$4,661
Less: amount representing interest	236
Present value of net minimum lease payments	$4,425
Current liabilities	$2,607
Non-current liabilities	$1,818

During the years ended December 31, 2015, and 2014, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs. For more information on AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs” and Note 3 — “Regulatory Assets and Liabilities — AROs.”

Risks and Uncertainties

Cleco Corporation
Cleco Corporation could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Corporation or its affiliates are not in compliance with loan agreements or bond indentures.

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Upon announcement of the Merger, Moody’s and S&P changed Cleco Corporation’s outlook to negative and CreditWatch negative, respectively. On February 25, 2016, S&P changed the outlook for Cleco Corporation and Cleco Power from CreditWatch negative to CreditWatch developing. Prior to close of the Merger or upon termination of the Merger Agreement, it is expected that the credit rating agencies will update their ratings on Cleco Power and Cleco Corporation taking into consideration the results of the merger transaction. If either Cleco Power’s or Cleco Corporation’s credit ratings were to be downgraded by Moody’s or S&P, the respective company would be required to pay additional fees and higher interest rates under its bank credit and, potentially, other debt agreements.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required and Cleco’s financial condition could be materially adversely affected.

Cleco Power
Cleco Power began participating in the MISO market in December 2013. Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. Cleco Power uses FTRs to mitigate transmission congestion risk. Changes to anticipated transmission paths may result in an unexpected increase in energy costs to Cleco Power.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Cleco Power pays fees and interest under its bank credit agreements based on the highest rating held. Upon announcement of the Merger, Moody’s and S&P changed Cleco Power’s outlook to negative and CreditWatch negative, respectively. On February 25, 2016, S&P changed the outlook for Cleco Corporation and Cleco Power from CreditWatch negative to CreditWatch developing. Prior to close of the Merger or upon termination of the Merger Agreement, it is expected that the credit rating agencies will update their ratings on Cleco Power taking into consideration the results of the merger transaction. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to pay additional fees and higher interest rates under its bank credit agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power would be required to post additional collateral for derivatives.

Note 15 — Affiliate Transactions

Cleco
Cleco has entered into service agreements with affiliates to receive and to provide goods and professional services. Goods and services received by Cleco primarily involve services provided by Support Group. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting, tax, and auditing; human resources; investor relations; project consulting; risk management; strategic and corporate development; legal, ethics, and regulatory compliance; facilities management; supply chain and inventory management; and other administrative services. In March, 2014, Coughlin was transferred to Cleco Power. Until the transfer in 2014, Midstream provided electric power plant operations and maintenance expertise, primarily to Evangeline.
Cleco is charged the higher of management’s estimated fair market value or fully loaded costs for goods and services provided by Cleco Power. Cleco, with the exception of Support Group, charges Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

services provided in accordance with service agreements. Support Group charges only fully loaded costs.
All charges and revenues from affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2015, 2014, and 2013.
At December 31, 2015, and 2014, Cleco had no affiliate balances that were payable to or receivable from its non-consolidated affiliates.

Cleco Power
Cleco Power has entered into service agreements with affiliates to receive and to provide goods and professional services. Charges from affiliates included in Cleco Power’s Consolidated Statements of Income primarily involve services provided by Support Group in accordance with service agreements. In March 2014, Coughlin was transferred to Cleco Power. Prior to the transfer, charges from affiliates also included power purchased from Evangeline. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting, tax, and auditing; human resources; investor relations; project consulting; risk management; strategic and corporate development; legal, ethics, and regulatory compliance; facilities management; supply chain and inventory management; and other administrative services. For information on the transfer of Coughlin, see Note 17 — “Coughlin Transfer.”
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Support Group
Other operations	$53,079	$50,801	$48,694
Maintenance	$1,807	$2,091	$1,263
Taxes other than income taxes	$(3)	$(9)	$(6)
Other expenses	$403	$339	$306
Evangeline
Purchased power expense	$—	$5,467	$31,670
Other expenses	$—	$—	$42
Diversified Lands
Other expenses	$—	$—	$3

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.

The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Affiliate revenue
Support Group	$1,142	$1,322	$1,318
Evangeline	—	4	20
Total affiliate revenue	$1,142	$1,326	$1,338
Other income
Cleco Corporation	$3	$30	$26
Support Group	—	10	—
Evangeline	—	9	68
Diversified Lands	10	14	45
Perryville	—	5	10
Attala	—	5	8
Total other income	$13	$73	$157
Total	$1,155	$1,399	$1,495

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

			AT DEC. 31,
		2015		2014
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Corporation	$653	$564	$22,994	$525
Support Group	1,254	6,034	626	7,235
Other(1)	1	—	1	—
Total	$1,908	$6,598	$23,621	$7,760
(1) Represents Attala, Diversified Lands, and Perryville for 2015
(1) Represents Attala, Diversified Lands, Midstream, and Perryville for 2014

The decrease in affiliate accounts receivable from Cleco Corporation is the result of a partial utilization of Cleco Corporation’s net operating loss due to Cleco Power’s estimated taxable income exceeding its net operating loss carryforward.
During 2015, 2014, and 2013, Cleco Power made $135.0 million, $115.0 million, and $105.0 million of distribution payments to Cleco Corporation, respectively. Cleco Power received no equity contributions from Cleco Corporation in 2015. During 2014, Cleco Power received a $138.1 million non-cash equity contribution from Cleco Corporation relating to the transfer of Coughlin. Cleco Power received no equity contributions from Cleco Corporation in 2013.
Cleco Power is the pension plan sponsor and the related trust holds the assets. The net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco Power’s affiliates is transferred with a like amount of assets to Cleco Power monthly. The following table shows the expense of the pension plan related to Cleco Power’s affiliates for the years ended 2015 and 2014:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014
Support Group	$2,055	$1,638
Midstream	—	49
Total	$2,055	$1,687

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Note 16 — Intangible Asset
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but may have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. During the years ended December 31, 2015, 2014, and 2013, Cleco Katrina/Rita recognized amortization expense of $15.7 million, $15.4 million, and $14.5 million, respectively, based on actual collections.
The following table summarizes the intangible asset balance as of December 31, 2015, and 2014:

	AT DEC. 31,
(THOUSANDS)	2015	2014
Gross carrying amount	$177,537	$177,537
Accumulated amortization	102,574	86,895
Intangible asset	$74,963	$90,642

The following table summarizes the amortization expense expected to be recognized during each year through 2019:

YEAR ENDING DEC. 31,	(THOUSANDS)
Expected amortization expense
2016	$16,864
2017	$18,009
2018	$19,312
2019	$20,778

Note 17 — Coughlin Transfer
In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 long-term RFP for up to 800 MW to meet long-term capacity and energy needs. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. In March 2014, Coughlin was transferred to Cleco Power with a net book value of $176.0 million. Cleco Power finalized the rate treatment of Coughlin as part of its FRP extension proceeding before the LPSC in June 2014.

Note 18 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2012	$(24,741)	$(7,629)	$(32,370)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	2,857	—	2,857
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	2,159	—	2,159
Reclassification of net loss to interest charges	—	154	154
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	5,016	1,478	6,494
Balances, Dec. 31, 2013	$(19,725)	$(6,151)	$(25,876)
Other comprehensive loss before reclassifications:
Postretirement benefit adjustments incurred during the year	(9,022)	—	(9,022)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	2,021	—	2,021
Reclassification of net loss to interest charges	—	212	212
Net current-period other comprehensive (loss) income	(7,001)	212	(6,789)
Balances, Dec. 31, 2014	$(26,726)	$(5,939)	$(32,665)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	2,790	—	2,790
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	3,079	—	3,079
Reclassification of net loss to interest charges	—	211	211
Net current-period other comprehensive income	5,869	211	6,080
Balances, Dec. 31, 2015	$(20,857)	$(5,728)	$(26,585)

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2012	$(12,792)	$(7,629)	$(20,421)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	2,796	—	2,796
Net derivative gain	—	1,355	1,355
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	970	—	970
Reclassification of net loss to interest charges	—	154	154
Reclassification of ineffectiveness to regulatory asset	—	(31)	(31)
Net current-period other comprehensive income	3,766	1,478	5,244
Balances, Dec. 31, 2013	$(9,026)	$(6,151)	$(15,177)
Other comprehensive loss before reclassifications:
Postretirement benefit adjustments incurred during the year	(3,344)	—	(3,344)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	1,021	—	1,021
Reclassification of net loss to interest charges	—	212	212
Net current-period other comprehensive (loss) income	(2,323)	212	(2,111)
Balances, Dec. 31, 2014	$(11,349)	$(5,939)	$(17,288)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments incurred during the year	(1,232)	—	(1,232)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of postretirement benefit net loss	1,217	—	1,217
Reclassification of net loss to interest charges	—	211	211
Net current-period other comprehensive income	(15)	211	196
Balances, Dec. 31, 2015	$(11,364)	$(5,728)	$(17,092)

Note 19 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2015 and 2014 is shown in the following tables:

				2015
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$295,457	$289,074	$345,468	$279,403
Operating income	$62,722	$69,884	$102,572	$52,162
Net income applicable to common stock	$26,922	$30,234	$54,663	$21,850
Basic earnings per average common share outstanding	$0.45	$0.50	$0.90	$0.36
Diluted earnings per average common share outstanding	$0.44	$0.50	$0.90	$0.36
Dividends on common stock	$0.40	$0.40	$0.40	$0.40
Market sales price per share
High	$55.24	$54.88	$54.76	$53.75
Low	$53.69	$53.59	$53.02	$48.47

				2014
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$284,387	$309,070	$371,386	$304,643
Operating income	$57,338	$66,721	$107,242	$54,729
Net income applicable to common stock	$25,924	$36,633	$70,835	$21,347
Basic earnings per average common share outstanding	$0.43	$0.61	$1.17	$0.35
Diluted earnings per average common share outstanding	$0.43	$0.60	$1.17	$0.35
Dividends on common stock	$0.3625	$0.40	$0.40	$0.40
Market sales price per share
High	$50.99	$59.13	$59.21	$55.36
Low	$45.52	$49.32	$48.06	$46.11

Cleco Corporation’s common stock is listed for trading on the NYSE under the ticker symbol “CNL.” On December 31, 2015, Cleco had 5,047 common shareholders and no preferred shareholders, as determined from the records of the transfer agent.
On January 28, 2016, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.40 per share payable on February 16, 2016, to common shareholders of record at the close of business on February 8, 2016.
In accordance with the Merger Agreement, until the completion of the Merger, Cleco Corporation’s Board of Directors may continue the declaration and payment of regular quarterly cash dividends to its shareholders, not to exceed $0.40 per share of common stock, with usual record and payment dates for such dividends in accordance with past dividend practices. For more information about the Merger, see Note 20 — “Agreement and Plan of Merger.”

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Cleco Power
Quarterly information for Cleco Power for 2015 and 2014 is shown in the following tables:

				2015
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$295,271	$288,885	$345,189	$279,122
Operating income	$65,670	$70,243	$103,966	$54,321
Net income	$28,605	$31,813	$58,661	$22,270
Distribution to Cleco Corporation (as sole member)	$25,000	$35,000	$40,000	$35,000

				2014
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$284,180	$308,859	$371,178	$304,432
Operating income	$58,188	$67,032	$108,303	$66,189
Net income	$26,307	$32,658	$65,544	$29,806
Contributions from Cleco Corporation	$138,080	$—	$—	$—
Distribution to Cleco Corporation (as sole member)	$35,000	$35,000	$15,000	$30,000

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

The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on May 4, 2015. On June 12, 2015, the Committee on Foreign Investment in the U.S. cleared the Merger to proceed without further review. On July 17, 2015, Cleco Power, Perryville, Attala, and Cleco Partners received approval of the Merger from FERC. On July 28, 2015, the FCC’s consent to Cleco Corporation’s request to transfer certain licenses to Cleco Power became final. On December 1, 2015, the FCC granted Cleco Corporation’s request for an extension to transfer the licenses until June 11, 2016.
On February 10, 2015, Cleco Power filed an application with the LPSC seeking approval of the Merger. An ALJ hearing on the proposed Merger was held in November 2015, and on February 17, 2016, the ALJ issued a recommendation stating that the transaction as structured at the time of the hearing was not in the public interest. However, the ALJ ruled that, if the LPSC, within its broad discretion over mergers and acquisitions, determined that the transaction was in the public interest, approval should be conditioned on (1) the regulatory commitments made by Cleco Power and Cleco Partners be made a part of the transaction; and (2) consideration of double leveraging and tax issues be deferred for consideration in a future ratemaking proceeding, no later than 2017. On February 24, 2016, the LPSC denied the application to approve the Merger. Management is currently evaluating options relating to the Merger.
As prescribed in the Merger Agreement, the deadline for completing the Merger was automatically extended to April 17, 2016, to enable satisfaction of the closing condition related to obtaining regulatory approvals. If the Merger is completed, Cleco Corporation will pay an additional $12.0 million in contingency fees to its financial advisors. The Merger Agreement provides for certain termination rights for both Cleco Corporation and Cleco Partners, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, Cleco Corporation will be required to pay Cleco Partners a termination fee of $120.0 million. If the Merger Agreement is terminated under certain specified circumstances, Cleco Partners will be required to pay a termination fee to Cleco Corporation equal to $180.0 million. If the Merger Agreement is terminated due to lack of regulatory approval, neither Cleco Corporation nor Cleco Partners would be required to pay a termination fee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, evaluations were performed under the supervision and with the participation of Cleco Corporation and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Management’s Reports on Internal Control Over Financial Reporting
The management of Cleco and Cleco Power is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Cleco and Cleco Power’s internal control over financial reporting is a process designed by, or under the supervision of, each of Cleco and Cleco Power’s principal executive and financial officers and effected by Cleco and Cleco Power’s board of directors or managers, as the case may be, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.
Management has designed its internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. Management’s assessments included review and testing of both the design effectiveness and operating effectiveness of controls over relevant assertions related to significant accounts and disclosures in the financial statements.
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
The management of Cleco and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco and Cleco Power’s respective internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, the management of Cleco and Cleco Power concluded that, as of December 31, 2015, the Registrants’ internal control over financial reporting was effective.
The effectiveness of Cleco and Cleco Power’s internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which appear on pages 48 and 56, respectively, of this Annual Report on Form 10-K.

Certifications
The certifications of the Registrants’ CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K. Additionally, as required by Section 303A.12(a) of the NYSE Listed Company Manual, Cleco’s CEO filed a certification with the NYSE on December 18, 2015, reporting that he was not aware of any violation by Cleco of the NYSE’s Corporate Governance listing standards.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cleco Corporation
Pineville, Louisiana

We have audited the internal control over financial reporting of Cleco Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s reports on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 26, 2016, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 26, 2016

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC
Pineville, Louisiana

We have audited the internal control over financial reporting of Cleco Power LLC and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 26, 2016

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

ITEM 9B. OTHER INFORMATION
None.

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Board of Directors of Cleco
As of February 26, 2016, Cleco Corporation’s Board is comprised of 8 directors, as set forth below. The directors’ ages, dates of election, employment history, and committee assignments as of February 26, 2016, are also set forth below. An amendment to declassify Cleco’s Board became effective October 25, 2014. Messrs. King and Stewart were elected for a three-year term at the 2012 annual meeting to serve until the 2015 annual meeting, or until their successors are elected and qualified. Because the Company anticipated closing the Merger, as discussed below, in 2015, the Company did not hold an annual meeting in 2015. Unless and until the closing of the Merger, as discussed below, Messrs. King and Stewart will serve until the Company’s next annual meeting, should an annual meeting be required. Unless and until the closing of the Merger, as discussed below, Messrs. Marks, Scott and Walker, who were elected for a three-year term at the 2014 annual meeting, will serve until the 2017 annual meeting; Ms. Bailey and Messrs. Kruger and Williamson, who were elected for a three-year term at the 2013 annual meeting, will serve until the 2016 annual meeting. Unless and until the closing of the Merger, as discussed below, all directors will be elected annually beginning with the 2017 annual meeting.
As previously announced, the Company entered into the Merger Agreement, pursuant to which Cleco Partners’ subsidiary will be merged with and into the Company and the Company will cease to be a publicly traded company. If the Merger is completed, upon closing, the Company’s directors will cease to serve as such and the directors of Cleco Partners’ subsidiary will become the directors of the Company.

Vicky A. Bailey has served as the president of Anderson Stratton International, LLC, a strategic consulting and government relations company, since 2005. She also is a partner in BHMM Energy Services, LLC, a certified minority-owned energy facilities management group. Ms. Bailey has served on the Blue Ribbon Commission on America’s Nuclear Future since 2010. From 2004 to 2005, she was a partner in Johnston & Associates, LLC, a firm representing clients before the federal government in the fields of energy, education, environment, defense and other issue areas. Ms. Bailey is 63 years old and became a director of Cleco in 2013. She is a member of the Audit and Nominating/Governance Committees.
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

Elton R. King, who is retired, was employed as president and chief executive officer (“CEO”) of Visual Networks, Inc., a company engaged in providing application performance and network management solutions, from June 2001 until August 2002 and also served as a member of its board of directors during that time. Mr. King retired from BellSouth Telecommunications, Inc. (“BellSouth”) in 1999, serving most recently as the president of its network and carrier services group. He also served as a director of Hibernia Corporation and Hibernia National Bank until November 2005. Mr. King is 69 years old and became a director of Cleco in 1999. He is chairman of the Finance Committee and a member of the Nominating/Governance Committee.
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Logan W. Kruger, who is retired, served as the president and CEO of SUN Gold Limited, a privately-held company based in the Channel Islands, between March 2012 and December 31, 2014. During Mr. Kruger’s employment SUN Gold Limited was engaged as an entity for discovery, development and conversion of natural resources outside the United States. Mr. Kruger served as the president, CEO and a director of Century Aluminum Company (“Century”), a publicly held company owning primary aluminum capacity in the United States and Iceland, from December 2005 until November 2011. Prior to that time, Mr. Kruger was employed by Inco Limited, a publicly held company engaged in the mining, processing and marketing of nickel and nickel-related products, where he served as executive vice president of technical services from September 2003 until September 2005 and as president, Inco Asia Pacific, from September 2005 until November 2005. Mr. Kruger is 65 years old and became a director of Cleco in 2008. He is chairman of the Compensation Committee and a member of the Audit Committee.
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

Peter M. Scott III, who is retired, was employed by Progress Energy, Inc., a publicly held utility company headquartered in Raleigh, North Carolina, where he served as executive vice president and chief financial officer (“CFO”) from 2000 to 2003 and 2005 to 2008. He also served as president and CEO of Progress Energy Service Company, LLC from 2004 until September 2008. Mr. Scott is 66 years old and became a director of Cleco in 2009. He is chairman of the Audit Committee and a member of the Compensation Committee.

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

William H. Walker, Jr., who is retired, was the president and a director of Howard Weil, Inc. (“Howard Weil”), an investment banking firm, for more than five years before retiring in 2005. Mr. Walker is 70 years old and became a director of Cleco in 1996. He is a member of the Compensation Committee and the Finance Committee.
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

enables him to be a valuable contributor to the board of directors, especially in his role as a member of the Compensation Committee and the Finance Committee.

Bruce A. Williamson has served as chairman, president and CEO of Cleco Corporation since April 2014. He joined Cleco in July 2011 as its president and CEO. Prior to joining Cleco, Mr. Williamson was chairman, president and CEO of Dynegy, Inc. (“Dynegy”) from 2004 until 2011, and was president and CEO of Dynegy from 2002 to 2004. Mr. Williamson is 56 years old and became a director of Cleco in July 2011.
Mr. Williamson serves as a member of the board of directors for Questar Corporation, where he is a member of the finance and audit committee and the management performance committee. He also serves on the board of Southcross Energy Partners, L.P., where he serves on the audit, compensation and conflicts committees. Mr. Williamson is a member of the University of Houston Dean’s Advisory Board. He earned his master’s degree in business administration from the University of Houston in 1995. Mr. Williamson has held numerous positions of increasing responsibility in finance and corporate development. His 30+ years of broad energy industry and financial experience position him well to serve as the chairman of the board of directors and as the Company’s chairman, president and CEO.

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of February 26, 2016, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Bruce A. Williamson Cleco Corporation Cleco Power

Chairman, President and Chief Executive Officer since April 2014; President and Chief Executive Officer from July 2011 to April 2014; Chairman, President and Chief Executive Officer, Dynegy, Inc. from 2004 to 2011.

Chief Executive Officer since July 2011.
(Age 56; 4 years of service)

Darren J. Olagues Cleco Power Cleco Corporation Cleco Power

President since August 2013.

Senior Vice President, Chief Financial Officer from July 2012 to August 2013; Senior Vice President, Chief Financial Officer and Treasurer from November 2011 to July 2012; Senior Vice President and Chief Financial Officer from May 2009 to November 2011.
(Age 45; 8 years of service)

Thomas R. Miller Cleco Corporation Cleco Power

Senior Vice President - Chief Financial Officer & Treasurer since September 2014; Senior Vice President - Chief Financial Officer from August 2013 to September 2014; Vice President - Treasurer from July 2012 to August 2013; Senior Vice President & Treasurer, Solar Trust of America LLC from October 2010 to July 2012.
(Age 55; 3 years of service)

Wade A. Hoefling Cleco Corporation Cleco Power	Senior Vice President, General Counsel & Director - Regulatory Compliance since April 2008. (Age 60; 9 years of service)
Judy P. Miller Cleco Corporation Cleco Power

Senior Vice President - Corporate Services and Information Technology since August 2013; Senior Vice President - Corporate Services and Internal Audit from November 2011 to August 2013; Corporate Secretary from January 2004 to November 2011.
(Age 58; 31 years of service)

Keith D. Crump Cleco Power	Senior Vice President - Commercial Operations since March 2012; Group Vice President from March 2010 to March 2012. (Age 54; 26 years of service)
William G. Fontenot Cleco Power	Senior Vice President - Utility Operations since March 2012; Group Vice President from March 2010 to March 2012. (Age 53; 29 years of service)
Anthony L. Bunting Cleco Power	Vice President - Transmission & Distribution Operations since October 2012; Vice President - Customer Services and Energy Delivery from October 2004 to October 2012. (Age 56; 24 years of service)
Robert R. LaBorde, Jr. Cleco Power Cleco Corporation

Vice President - Generation Operations since November 2012.

Vice President - Strategic Planning, Development and Environmental Policy from November 2011 to November 2012; General Manager - Environmental Services from August 2006 to November 2011.
(Age 48; 24 years of service)

Terry L. Taylor Cleco Corporation Cleco Power	Controller and Chief Accounting Officer since November 2011; Assistant Controller from August 2006 to November 2011. (Age 61; 15 years of service)
Julia E. Callis Cleco Corporation Cleco Power	Associate General Counsel and Corporate Secretary since November 2011; Senior Attorney from August 2007 to November 2011. (Age 47; 8 years of service)

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Cleco’s executive officers and directors, and persons who beneficially own more than 10% of a registered class of Cleco’s equity securities, to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of Cleco’s equity securities. To Cleco’s knowledge, based solely on review of the copies of such reports furnished to Cleco, for the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% shareholders were satisfied.

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

2015 Results and Our Compensation Philosophy
Cleco had a productive year in 2015. Although we fell slightly short of meeting all of our financial goals, we completed or made significant progress toward completion of several strategic initiatives.
Highlights for 2015 include:

•	Shareholder and other approvals of the Merger.

•	A total shareholder return (“TSR”) of 43% for the three-year period ended December 31, 2015.

•	MATS and CSAPR compliance across Cleco Power’s generating fleet.

•	An effective cost-reduction program that significantly contributed to the achievement of operational earnings per share (“EPS”) of $2.29.

•	A quarterly dividend of $0.40 per share to shareholders.

•	LPSC approval of the Cabot Waste Heat Recovery Project, a 40-MW generating unit that is expected to generate more than 250,000 MWh of renewable energy annually beginning in the second quarter of 2018.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Notwithstanding our success in 2015, performance on some of our incentive measures failed to meet our targets. Performance related to each of these measures is explained further in “Details Related to Corporate Performance Metrics Established to Determine 2015 PFP Plan Award Levels.” Based on operational EPS of $2.29 and our three-year TSR performance (the primary performance metrics in our annual and long-term incentive plans), actual incentive compensation for our named executive officers — 2015 cash incentive and long-term incentive award for the 2013 to 2015 performance cycle — was under target by approximately 15% and 35%, respectively. Our Compensation Committee, in reviewing and approving the 2015 award levels, concluded that this attained compensation level was consistent with our performance results described above, as well as with progress made on our major strategic initiatives. Overall, we believe the Company’s executive compensation program is working as intended, remains consistent with practices within our Comparator Group, as defined under “Market Data and Comparator Group,” and is aligned with shareholder outcomes.
As previously disclosed, at a special meeting of shareholders held on February 26, 2015, our shareholders approved the Merger Agreement. For more information on the Merger, see Part II, Item 8, “Financial Statements and Supplementary Date — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.” As a result of the pending transaction, this CD&A addresses historical executive compensation decisions and references the definitive proxy statement filed in connection with the Merger. The Merger proxy statement is dated January 13, 2015 and includes details regarding the effect of the Merger on our executive compensation philosophy.

Our 2015 Compensation Objectives
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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

•
Stock Ownership Guidelines: Our officer stock ownership requirements strengthen the alignment of the financial interests of our executive officers with those of shareholders and provide an additional basis for sharing in the Company’s success or failure as measured by overall shareholder returns. For 2015, 10 out of 11 of our officers had achieved their established ownership levels based on the requirements, and the other officer is on track to meet the required ownership level.

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

Pay Elements
Our Compensation Committee targets total compensation (made up of the elements described below) to be competitive with the median of our Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance and contribution to the Company. For 2015, we believe that we accomplished our philosophy through the following compensation and benefit components:

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

2015 Pay Element	Description
Base Salary	• Fixed pay element • Delivered in cash
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
• Broad-based benefits such as group medical, dental, vision and prescription drug coverage; basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; a defined benefit pension plan (for those employees hired prior to August 1, 2007); and a 401(k) Savings Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Savings Plan with an enhanced benefit for those employees hired on or after August 1, 2007; same as those provided to all employees

Executive Benefits	• Supplemental Executive Retirement Plan (closed to new participants in 2014) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel and relocation assistance

The Executive Compensation Process

Our Compensation Committee
Our Compensation Committee met five times during 2015, including two telephone meetings. Our Compensation Committee’s meetings in January, July, October and December are devoted to issues analysis, market analysis and performance tracking of our compensation and benefit programs. Our CEO and senior vice president - corporate services and information technology attend our Compensation Committee’s meetings on behalf of management, but do not participate in the Compensation Committee’s executive sessions.
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

The Compensation Consultant
In 2010, our Compensation Committee engaged Frederic W. Cook & Co., Inc. (“Cook & Co.”) to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2015 were reviewed by Cook & Co. on behalf of our Compensation Committee. Cook & Co. acted at the direction of our Compensation Committee and was independent of management. Our Compensation Committee determined Cook & Co.’s ongoing engagement activities, and Cook & Co. endeavored to keep our Compensation Committee informed of executive officers’ compensation trends and regulatory compliance developments throughout 2015. Cook & Co. was responsible for providing market data and analysis of 2015 compensation and benefits for our executive officers.
Our Compensation Committee has assessed the independence of Cook & Co. pursuant to SEC rules and concluded that its work did not raise any conflict of interest that would prevent Cook & Co. from independently representing our Compensation Committee.

The Role of the Chief Executive Officer
Our CEO annually reviews the performance of our named executives (other than himself) and makes recommendations to our Compensation Committee regarding base salary adjustments, cash incentives and long-term incentive awards. Our CEO participates in meetings of our Compensation Committee to discuss executive compensation, including measures and performance targets, but is subsequently excused to allow the independent members of our Compensation Committee to meet in executive session. For 2015, the measures and performance targets also were reviewed by Cook & Co. prior to adoption by our Compensation Committee.
Our Compensation Committee also has delegated limited authority to our CEO to extend employment offers to officers at the level of vice president or lower. The CEO may make such offers without prior approval of the board of directors provided no compensation component falls outside our Compensation Committee’s approved policy limits as described in “Decisions Made in 2015 with Regard to Each Compensation and Benefit Component.” Our Compensation Committee still approves any grant of Cleco common stock or other equity award made pursuant to this delegation of authority prior to issuance of the grant. No such employment offers were made under this delegation of authority during 2015.

Shareholder Advisory Vote
At Cleco’s last annual meeting held in 2014, shareholders strongly supported (approximately 97% of votes cast at the annual meeting voted for) our “say-on-pay” proposal. This “say-on-pay” vote is not binding on Cleco, our Compensation

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Committee or our board of directors; however, our board of directors and our Compensation Committee review the voting results and consider them, along with any specific insight gained from Cleco’s shareholders, when making decisions regarding executive compensation.

Evaluation and Design of Our Compensation and Benefit Programs

Market Data and Comparator Group
Our Compensation Committee believes that compensation and benefits for our executive officers who successfully enhance shareholder value should be competitive with the compensation and benefits offered by similar publicly held companies in our industry to attract and retain the high quality executive talent required by the Company. Our Compensation Committee examines our executive officers’ compensation against comparable positions using publicly available proxy data for a group of 16 industry peers (the “Proxy Peer Group”) and utility industry survey data to help design and benchmark our executive officer compensation. This evaluation includes base salary, annual and long-term incentive plan targets, other potential equity awards and target total compensation. The Proxy Peer Group, approved by the Compensation Committee in July 2014, is also used to track comparable performance of our long-term incentive plan. The combination of the Proxy Peer Group and the utility industry survey data is referred to as “our Comparator Group.”
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

•	Competitors for talent: companies with whom Cleco competes for executive talent or those that employ similar labor or talent pools; and

•	Competitors for investor capital.

The Proxy Peer Group Companies
AGL Resources Inc.	El Paso Electric Company	PNM Resources, Inc.
ALLETE, Inc.	Great Plains Energy Incorporated	Portland General Electric Company
Alliant Energy Corporation	IDACORP, Inc.	TECO Energy, Inc.
Avista Corporation	NorthWestern Corporation	Vectren Corporation
Black Hills Corporation	OGE Energy Corp.
Calpine Corporation	Pinnacle West Capital Corporation

In setting executive compensation levels in 2015, our Compensation Committee also used utility industry survey data from the 2014 Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Proxy Peer Group data as a competitive market reference point for the Compensation Committee to consider in determining pay levels.

Decisions Made in 2015 with Regard to Each Compensation and Benefit Component

Base Salary
We strive to set base salary levels for our executive officers as a group, including the named executive officers, at a level approximating +/-15% of our Comparator Group market median for base pay. For 2015, actual base salaries for our executive officers as a group were 92% of the Comparator Group median.
In 2015, base salary increases for our named executive officers, averaged 2.4%. Typically, the amount of a base salary increase is based on an appraisal of individual performance by the named executive officer’s supervisor and, in the case of our CEO, by our board of directors and the terms of his employment agreement, as well as position-specific market data provided by Cook & Co. to our Compensation Committee.

For additional details regarding the effect of the Merger on base salary for our named executive officers, see “Interests of Our Directors and Executive Officers in the Merger” beginning on page 52 of the definitive proxy statement dated January 13, 2015.
Base salaries for our named executive officers in 2015 are shown in the table below:

Name	2015 Base Salary	2015 % Change
Mr. Williamson	$745,000	0%
Mr. Miller	$309,000	3.0%
Mr. Olagues	$401,700	3.0%
Ms. Miller	$298,700	3.0%
Mr. Hoefling	$298,700	3.0%
Average % Change		2.4%

Our Compensation Committee approved these adjustments based on the following:

•	Mr. Williamson — received no base salary increase in 2015 under the terms of the Merger Agreement.

•	Mr. Miller — favorable overall performance in his role as senior vice president & CFO, including oversight of the Company’s cost-reduction program and investor relations initiatives.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

•	Mr. Olagues — favorable overall performance in his role as president - Cleco Power, including oversight of capital expenditures required for compliance with MATS and CSAPR environmental regulations.

•
Ms. Miller — favorable overall performance in 2014 in her position as senior vice president - corporate services and information technology over the following functions: human resources; health, safety & environmental services; and telecommunications/facilities/information technology support.

•
Mr. Hoefling — favorable overall performance in 2014, especially related to cost cutting efforts in connection with external legal services, as well as supply chain and vehicle fleet functions, in his role as senior vice president, general counsel & director - regulatory compliance.

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
The table below presents the target PFP Plan opportunities for the named executive officers in 2015:

Name	Target as % of Base Salary
Mr. Williamson	100%
Mr. Miller	50%
Mr. Olagues	65%
Ms. Miller	50%
Mr. Hoefling	50%

The 2015 PFP Plan award for our named executive officers was based entirely on the corporate performance measures described below. The 2015 PFP Plan corporate performance measures consisted of the six metrics listed below (weighting):

•	EPS (70%)

•	System Average Interruption Duration Index or SAIDI (5%)

•	Equivalent Availability Factor or EAF (5%)

•	Safety (10%)
- Personal Injuries (5%)
- Vehicle Accidents (5%)

•	Quality Performance Factor (10%)

In establishing the 2015 PFP Plan corporate metrics, the Compensation Committee believed it was most important to reward senior executives for the overall financial performance of the Company, and therefore weighted EPS most heavily at 70%. In addition, to continually focus the executives and the entire organization on the importance of safety, system reliability and generation fleet availability, 20% of the bonus opportunity attributable to the corporate measures was contingent on safety and operational performance. Finally, in 2011, the Compensation Committee established the “Quality

Performance Factor” with a 10% weighting. This factor permits the Compensation Committee to assess how performance was achieved during the year and to adjust the payout using a number of subjective factors based on its discretion and management input.
Typically, in December of each fiscal year, our CEO recommends the PFP Plan financial performance and other measures to our Compensation Committee for the upcoming year. Based on our historical performance relative to target and our relative historical performance versus our Comparator Group, our Compensation Committee reviews, revises as appropriate and approves the PFP Plan measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2015 PFP Plan Award Levels
Metric # 1: EPS — For 2015, the following EPS matrix was developed to determine performance and payout ranges related to EPS performance. This measure represents 70% of the overall PFP Plan award for the corporate measures.

EPS MATRIX (70%)

Performance Level		Fully DilutedEarnings Per Share *	% of Financial Target Award Paid
	<$	2.155	0%
Threshold		$2.155	50%
Target		$2.330	100%
Maximum		$2.563	200%
2015 Result		$2.29	90%
* Consolidated EPS (operational earnings)

Metric # 2: SAIDI — The average amount of time a customer’s service is interrupted during the year. Measured in hours per customer per year and based on a ten-year rolling average of Cleco Power’s performance. This metric represents 5% of the overall PFP Plan award for the corporate measures.

SAIDI MATRIX (5%)

Performance Level	Hours Per Customer Per Year	% of SAIDI Target Award Paid
	>2.48	0%
Threshold	2.42 to 2.48	50%
Target	2.35 to 2.41	100%
	2.28 to 2.34	150%
Maximum	<2.28	200%
2015 Result	2.66 Hours	0%

Metric # 3: EAF — Measures the percentage of time that a generation unit is available to generate electricity after all types of outages are taken into account. Measured as a percentage based on a three-year MISO equivalent forced outage rate, demand and Cleco Power’s planned maintenance for the year. This metric represents 5% of the overall PFP Plan award for the corporate measures.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

EAF MATRIX (5%)

Performance Level	% Generation Fleet Availability	% of EAF Target Award Paid
	<81.83%	0%
Threshold	81.83% to 83.93%	50%
Target	83.94% to 86.06%	100%
	86.07% to 88.22%	150%
Maximum	>88.22%	200%
2015 Result	85.41%	100%

Metric # 4: Personal Injury Safety — Compares Cleco’s avoidable personal injuries in the current year against the Company’s performance the prior year. For 2015, the Company’s target goal with respect to avoidable personal injuries was a 20% reduction over the number of avoidable injuries sustained in 2014. This metric represents 5% of the overall PFP Plan award for the corporate measures.

SAFETY - PERSONAL INJURIES MATRIX (5%)

Performance Level	Performance Relative to 2014	% of Safety - Injuries Target Award Paid
	Worse than or a fatality	0%
Threshold	No change	50%
Target	20% reduction (5 injuries)	100%
	1 to 4 injuries	150%
Maximum	0 injuries	200%
2015 Result	6 injuries	50%

Metric # 5: Vehicle Accident Safety — Compares Cleco’s avoidable vehicle accidents in the current year against the Company’s performance the prior best year. For 2015, the Company’s target goal with respect to avoidable vehicle accidents was a 20% reduction over the number of avoidable accidents in 2013, since the number of avoidable vehicle accidents in 2014 exceeded those in 2013. This metric represents 5% of the overall PFP Plan award for the corporate measures.

SAFETY - VEHICLE ACCIDENTS MATRIX (5%)

Performance Level	Performance Relative to 2013	% of Safety - Accidents Target Award Paid
	Worse than or a fatality	0%
Threshold	No change	50%
Target	20% reduction (7 accidents)	100%
	1 to 6 accidents	150%
Maximum	0 accidents	200%
2015 Result	15 accidents	0%

Metric # 6: Quality Performance Factor — Our Compensation Committee reviewed and considered 2015 results and determined that continued cost-reduction measures implemented by management and the completion of several other major initiatives contributed to the achievement of 2015 EPS of $2.29. Our Compensation Committee further considered the Company’s efforts in working to achieve approvals of the Merger, as well as the successful completion of work related to MATS and CSAPR environmental regulations. Based on these considerations, input from the CEO and through its use of discretion, our Compensation Committee decided that a payout of 150% related to the Quality

Performance Factor was appropriate. This metric represents 10% of the overall PFP Plan award for the corporate measures.

Total Payout: Our Compensation Committee determined that a total PFP Plan payout at 85.5% of target for the corporate measures was reasonable based on the Company’s performance in 2015. The resulting total PFP Plan corporate payout for 2015 was calculated as follows:

	% of Target	x	Award Level	=	% of Payout
EPS	70%		90%		63.0%
SAIDI	5%		0%		0%
EAF	5%		100%		5.0%
Safety-Personal Injuries	5%		50%		2.5%
Safety-Vehicle Accidents	5%		0%		0%
Quality Performance Factor	10%		150%		15.0%
Total	100%				85.5%

Our Compensation Committee may adjust the PFP Plan targets to more closely align incentive targets and awards with investor concerns.
Our Compensation Committee also has the authority to adjust the amount of any individual PFP Plan award with respect to the total award or the corporate or individual component of the award upon recommendation by our CEO. Adjustments for PFP Plan participants, except for our named executives, may be made by the CEO in his discretion. Adjustments are based on our annual performance review process. No adjustments were made to the 2015 PFP Plan awards for our named executive officers.
Additional details on the 2015 PFP Plan measures and target levels regarding our named executives may be found in “Non-Equity Incentive Plan Compensation” and “Estimated Future Payments under Non-Equity Incentive Plan Awards (PFP Plan).”

Equity Incentives
Our executive officers and other key employees are eligible to receive performance-based and other grants of restricted stock, common stock equivalent units (“CEUs”), stock options and stock appreciation rights. These grants are made pursuant to the Cleco Corporation 2010 Long-Term Incentive Compensation Plan or LTIP. A grant gives the recipient the right to receive or purchase shares of our common stock under specified circumstances or to receive cash awards based on the appreciation of our common stock price or the achievement of pre-established long-term performance goals. Taxes on equity incentives awarded pursuant to our LTIP are borne by the executive officer.
If the Merger is completed, upon closing, unvested performance-based equity grants for the three-year performance cycle beginning January 1, 2014 will vest at target based on a price per share equal to $55.37. For the three-year performance period beginning January 1, 2015, unvested performance-based equity grants will vest at target based on a price per share equal to $55.37, and the equity grant target shares will be prorated based upon the number of days lapsed in the 2015 cycle. Outstanding time-based equity awards also will vest based on a price per share equal to $55.37 upon closing of the Merger. Pending the Merger’s closing, no equity grants have been made for the three-year performance cycle beginning January 1, 2016. For additional details regarding the effect of the Merger on equity incentives,

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

see “Interests of Our Directors and Executive Officers in the Merger” beginning on page 52 of the definitive proxy statement dated January 13, 2015.

Performance-Based Restricted Stock
Historically, our primary equity incentive tool has been an annual award of performance-based restricted stock under the LTIP. We commonly refer to these awards as the “LTIP award.”

2015 LTIP Award
Each LTIP award performance cycle is three years. For 2015, the performance cycle covers January 1, 2015 to December 31, 2017. The LTIP has a minimum award of 0% of target and a maximum possible award of 200%. The performance measure used for the three-year LTIP performance cycle is Cleco’s TSR relative to the Proxy Peer Group.
The table below presents the TSR performance and payout range established to determine payouts for the 2015 LTIP award:

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

Example: Base Salary = $100,000; LTIP Value = $50,000 (50% of base salary); Stock Price = $50/share; Target LTIP Shares = 1,000 shares

Each executive officer’s target LTIP award level is set, so in combination with other pay elements, it will deliver a total compensation opportunity that approximates the median of our Comparator Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary:

Name	2015 LTIP Target as % of Base Salary
Mr. Williamson	235%
Mr. Miller	75%
Mr. Olagues	110%
Ms. Miller	75%
Mr. Hoefling	75%

2013 - 2015 LTIP Award
Our Compensation Committee approved an overall award level of 65% of target for the LTIP performance cycle that ended on December 31, 2015. This award level reflects our TSR performance in the 40th percentile of the Proxy Peer Group as defined above under “Market Data and Comparator Group — The Proxy Peer Group Companies” for the three-year period ended December 31, 2015. Dividends accrued during the three-year period ended December 31, 2015 were paid at the award level of 65%.

The table below summarizes our recent LTIP award history:

LTIP Historical Performance	2013	2014	2015
TSR for the Three-Year Performance Period ended December 31	65%	62%	41%
Percentile Rank in the Proxy Peer Group (100% is highest; 0% is lowest)	81%	60%	40%
LTIP Award Percentage	163%	120%	65%

TSR for purposes of the 2013 - 2015 LTIP performance cycle was calculated using the quarterly return method.
Our Compensation Committee may adjust our LTIP award if it determines that circumstances warrant. Any adjustment applies to all participants equally. No such adjustment was made for the LTIP award approved for the cycle ended December 31, 2015. There are no provisions in the LTIP for individual award adjustments. Details on how our LTIP grants and awards are calculated are included in “Stock Awards.”

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
No time-based restricted stock awards were made to our named executive officers in 2015.

Stock Options
Our Compensation Committee did not approve any stock option grants during 2015.

Stock Appreciation Rights
We have not granted any stock appreciation rights under the terms of the LTIP since its adoption.

Nonqualified Deferred Compensation Plan
We maintain a Deferred Compensation Plan so that directors, executive officers and certain key employees may defer receipt and taxation of certain forms of compensation. Directors may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. We find the use of deferred compensation plans prevalent within our industry and within the companies in our Proxy Peer Group. Cleco does not match deferrals or contribute to the plan. Actual participation in the plan is voluntary. The notional investment options made available to

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

participants are selected by our CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income and equity funds. Cleco common stock is not currently an investment option under the plan, except for directors. No changes were made to the plan during 2015.
In connection with the Merger, payment of deferred compensation plan balances that accrued after December 31, 2004 may be accelerated by means of an election made pursuant to the terms of our compensation plans triggered by a change in control involving the Company. One director, Mr. Walker, has made such an election. If the Merger is completed, accelerated payment of any deferred compensation plan balance accrued after December 31, 2004 will be made in the form of a single lump sum payment as soon as practicable following the effective date of the Merger. For additional details regarding the effect of the Merger on our deferred compensation plan, see “Interests of Our Directors and Executive Officers in the Merger” beginning on page 52 of the definitive proxy statement dated January 13, 2015.

Supplemental Executive Retirement Plan (“SERP”)
We maintain a SERP for the benefit of our executive officers who are designated as participants by our Compensation Committee. The SERP was designed to attract and retain executive officers who have contributed and will continue to contribute to our overall success by ensuring that adequate compensation will be provided or “replaced” during retirement.
Benefits under our SERP vest after ten years of service or upon death or disability while a participant is employed by Cleco. Our Compensation Committee may reduce the vesting period to less than ten years, which typically would occur in association with recruiting efforts. Benefits, whether or not vested, are forfeited in the event a participant is terminated for cause.
Benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (“Pension Plan”), certain employer contributions to our 401(k) Savings Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset our SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for our named executives as of December 31, 2015.
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
In October 2014, our Compensation Committee, with the approval of the full board of directors, approved an amendment to the Executive Severance Plan to provide that an officer cannot trigger “Good Reason” under the Executive Severance Plan based on the fact the Company is no longer publicly traded. In December 2014, our Compensation Committee, with the approval of the full board of directors, approved additional amendments to the Executive Severance Plan expanding the definition of “Committee,” removing the authority of the Compensation Committee to continue making determinations of “Good Reason,” and clarifying that a potential acquirer of the Company cannot terminate the Executive Severance Plan during a change in control period without the consent of the “Covered Executive.” In July 2015, our Compensation Committee, with the approval of the full board of directors, approved an amendment to the Executive Severance Plan to expand the definition of waiver, release and covenants to include covenants prohibiting competition and to revise the definition of participants who are eligible to receive

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

benefits to mean those who have satisfied the conditions included in the waiver, release and covenants agreement.

Perquisites and Other Benefits
We may make available the following perquisites to our executive officers:

•	Executive officer physicals — as a condition of receiving their PFP Plan award, we require and pay for an annual physical for our executive officers and their spouses;

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
Our executive officers, including the named executives, also participate in our other benefit plans on the same terms as other employees. These plans include paid time off for vacation, sick leave and bereavement; group medical, dental, vision and prescription drug coverage (including our annual wellness program); basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; defined benefit pension plan (for those hired prior to August 1, 2007); and the 401(k) Savings Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Savings Plan with an enhanced benefit for those employees hired on or after August 1, 2007, including Messrs. Williamson and Miller.

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

Trends and Regulatory Updates
As needed, and generally at least annually, our Compensation Committee reviews reports related to industry trends, legislative and regulatory developments and compliance requirements based on management’s analysis and guidance provided by Cook & Co., as applicable. Plan revisions and compensation program design changes are implemented as needed.

Risk Assessment
Our Compensation Committee also seeks to structure compensation that will provide sufficient incentives for our executive officers to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. Our Compensation Committee believes that the following actions and/or measures help achieve this goal:

•	our Compensation Committee reviews the design of our executive compensation program to ensure an appropriate balance between business risk and resulting compensation;

•	our Compensation Committee allocates pay mix between base salary and performance-based pay to provide a balance of incentives;

•	the design of our incentive measures, including the interrelation between our PFP Plan and LTIP, is structured to align management’s actions with the interests of our shareholders;

•	incentive payments are dependent on our performance measured against pre-established targets and goals and/or compared to the performance of companies in our Proxy Peer Group;

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

•	the range and sensitivity of potential payouts relative to target performance are reasonable;

•	our Compensation Committee imposes checks and balances on the payment of compensation discussed herein;

•	our Recovery Policy discussed in the section entitled “Recoupment of Prior Awards Paid” below;

•	detailed processes establish Cleco’s financial performance measures under our incentive plans; and

•	incentive targets are designed to be challenging, yet achievable, to mitigate the potential for excessive risk-taking behaviors.

During 2015, our Compensation Committee, with the assistance of Cook & Co., reviewed the Company’s assessment of compensation risk of the Company’s incentive plans. Our Compensation Committee concluded that our compensation policies do not create risks that are reasonably likely to have a material adverse effect on the Company.

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

Anti-hedging Policy
We have a policy prohibiting directors, officers and employees from engaging in privately-negotiated or other structured hedging transactions or any other forms of hedging or monetization transactions related to Cleco common stock. The board believes this policy aligns the interests of the Company’s directors, officers and employees with those of its long-term shareholders.

Recoupment of Prior Awards Paid
We have a Recovery Policy providing that if the Company is required to restate its financial statements or other financial results, our Compensation Committee is authorized to adjust or otherwise recover an executive officer’s award, provided that the amount of the award is based on financial performance and our Compensation Committee determines the executive officer engaged in intentional misconduct or in an intentional act or omission related to the cause for the restatement. Awards subject to the policy include any payment, accrual or other benefit paid or earned on or after January 1, 2008. Each of our executive officers has signed a notice acknowledging application of this policy, and we have conditioned their annual cash incentive agreements and restricted stock grants on the policy.

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Amounts paid under the PFP Plan count toward the $1,000,000 limit.

IRC Section 409A
IRC Section 409A generally was effective as of January 1, 2005. The section substantially modified the rules governing the taxation of nonqualified deferred compensation. The consequences of a violation of IRC Section 409A, unless corrected, are the immediate taxation of amounts deferred, the imposition of an excise tax and the assessment of interest on the amount of the income inclusion, each of which is imposed upon the recipient of the compensation. Our plans, agreements and incentives subject to IRC Section 409A have been operated pursuant to and are in compliance with IRC Section 409A.

Executive Officers’ Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($)	Total ($)
A	B	C	D	E	F	G	H	I	J
Bruce A. Williamson,	2015	$745,000	$0	$1,461,526	$0	$636,975	$0	$256,805	$3,100,306
President & CEO	2014	$743,846	$0	$2,077,315	$0	$819,500	$2,709,379	$260,481	$6,610,521
	2013	$735,000	$0	$2,151,171	$0	$808,500	$484,966	$18,784	$4,198,421

Thomas R. Miller,	2015	$308,308	$0	$193,481	$0	$131,802	$117,859	$16,730	$768,180
SVP-CFO & Treasurer	2014	$299,231	$0	$267,005	$0	$165,000	$1,372,794	$11,872	$2,115,902
	2013	$243,077	$0	$138,218	$0	$135,942	$1,000,014	$14,804	$1,532,055

Darren J. Olagues,	2015	$400,800	$0	$368,904	$0	$222,745	$14,921	$39,223	$1,046,593
President-Cleco Power	2014	$389,423	$0	$509,068	$0	$278,850	$1,205,650	$42,809	$2,425,800
	2013	$359,615	$0	$432,077	$0	$256,033	$0	$37,541	$1,085,266

Judy P. Miller,	2015	$298,301	$0	$187,051	$0	$127,409	$36,402	$34,145	$683,308
SVP-Corporate Services	2014	$289,423	$0	$258,109	$0	$159,500	$859,654	$26,209	$1,592,895
& Information Technology	2013	$275,000	$0	$270,670	$0	$151,250	$36,832	$24,669	$758,421

Wade A. Hoefling,	2015	$298,301	$0	$187,051	$0	$127,409	$53,154	$33,821	$699,736
SVP-General	2014	$289,615	$0	$258,109	$0	$159,500	$887,456	$35,432	$1,630,112
Counsel & Director Regulatory Compliance	2013	$280,000	$0	$219,870	$0	$154,000	$27,240	$34,920	$716,030

(1)	See Note 7 to the financial statements for a discussion of the valuation of these stock awards.

(2)
Amounts in this column include the change in pension value year over year. For 2015, this amount includes the change in pension value from 2014 to 2015. Negative changes in the pension value year over year are reported as $0. Excluding the change in pension value, total compensation for the named executive officers would have changed as follows:

	Total Compensation excluding Change in Pension Value
Name	2013	2014	2015
Mr. Williamson	$3,713,455	$3,901,142	$3,100,306
Mr. Miller	$532,041	$743,108	$650,321
Mr. Olagues	$1,085,266	$1,220,150	$1,031,672
Ms. Miller	$721,589	$733,241	$646,906
Mr. Hoefling	$688,790	$742,656	$646,582

General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013 (the “named executives” or “named executive officers”). Compensation components represent both payments made to the named executives during the year and other forms of compensation, as follows:

•
Column C, “Salary;” Column D, “Bonus;” Column G, “Non-Equity Incentive Plan Compensation;” and Column I, “All Other Compensation” represent cash compensation earned by the named executive in 2015, 2014 or 2013.

•
Awards shown in Column E, “Stock Awards” and Column F, “Option Awards” represent non-cash compensation items which may or may not result in an actual award being received by the named executive, depending on the nature and timing of the grant and until certain performance objectives are achieved.

•
The amounts shown in Column H, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2015, 2014 and 2013 under the Pension Plan and the SERP. Actuarial value computations are based on assumptions discussed in Note 8 to the financial statements. The 2015 changes shown in Column H are due to the actuarial impact from an increase in the discount rate used to calculate future benefits under the Pension Plan and the SERP. Negative changes, if any, are reported as $0. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Mr. Williamson’s Employment Agreement
The compensation of Mr. Williamson, our CEO, was based largely on the terms of the employment agreement negotiated with Mr. Williamson at the time of his hiring in 2011. Because of his substantial experience as a public company CEO, his

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

experience in the energy, utility and regulated industries, and the opportunity to recruit executive talent of his caliber to the central Louisiana area, our Compensation Committee believed it was important to document the terms of his employment in an employment agreement effective July 5, 2011. The components of his compensation are base salary, annual cash incentives, equity incentives, the SERP, change in control events and payments, perquisites and other benefits. The components of Mr. Williamson’s compensation are further discussed below.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “Decisions Made in 2015 with Regard to Each Compensation and Benefit Component — Base Salary” in the CD&A. In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2015, 2014 and 2013 base pay made by Ms. Miller pursuant to the Deferred Compensation Plan also is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to our Compensation Committee typically on an annual basis, and if approved, usually are implemented in January. Base salary changes made in 2015 for our named executives and the reasons for those changes are discussed in “Decisions Made in 2015 with Regard to Each Compensation and Benefit Component — Base Salary” in the CD&A.

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2015, 2014 or 2013. No such awards were earned in 2015, 2014 or 2013 by the named executive officers.

Stock Awards
Column E reflects grants and awards of Cleco common stock made to our named executive officers. Such grants and awards include annual performance-based restricted stock, as well as time-based service award grants. For 2015, Column E includes the grant date fair value calculated under United States Generally Accepted Accounting Principles (“GAAP”) for the three-year performance cycle beginning January 1, 2015 and ending December 31, 2017. For 2014, Column E includes the grant date fair value calculated under GAAP for the performance-based award covering the three-year performance cycle beginning January 1, 2014 and ending December 31, 2016. For 2013, amounts include the grant date fair value calculated under GAAP for the performance-based grant for the three-year cycle beginning January 1, 2013 and ended December 31, 2015. This amount does not represent the value to be received by each of the named executives, as that amount can only be determined at the completion of the three-year performance cycle.
The dollar value of the LTIP grants in Column E is based on the grant date fair value as required by Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation

(“FASB ASC Topic 718”), formerly Statement of Financial Accounting Standards No. 123R, Share-based Payment, and does not represent cash compensation received by the named executives during 2015, 2014 or 2013. The FASB ASC Topic 718 value is determined by the Company’s actuary (Towers Watson) and reflects a “fair value” estimate using a Monte Carlo simulation over the requisite performance cycle based on Cleco’s historical stock price volatility and dividend yield data compared to each company in the Proxy Peer Group. For the three performance-based cycles applicable to Column E, the grant date fair value of Cleco common stock was $45.60 for the 2015 to 2017 cycle; $54.58 for the 2014 to 2016 cycle; and $42.66 per share for the 2013 to 2015 cycle.
The potential award values applicable to our named executives for the three-year LTIP performance cycle that commenced in January 2015 are shown below:

	2015 LTIP
Name	Threshold Value	Target Value (Column E)	Maximum Value
Mr. Williamson	$526,178	$1,461,526	$2,923,051
Mr. Miller	$69,677	$193,481	$386,962
Mr. Olagues	$132,833	$368,904	$737,808
Ms. Miller	$67,351	$187,051	$374,102
Mr. Hoefling	$67,351	$187,051	$374,102

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

Option Awards
Column F, “Option Awards” reflects the grant date fair value for grants made to executive officers in 2015. Such grants provide our executive officers the opportunity to purchase shares of Cleco common stock at some future date at the fair market value of the stock on the date of the grant. No stock options were granted to our named executive officers during 2015, 2014 or 2013.

Non-Equity Incentive Plan Compensation
Column G, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2015 and paid in December 2015 and/or March 2016; earned during 2014 and paid in December 2014 and/or March 2015; and earned during 2013 and paid in March 2014 under the PFP Plan. Deferral of 2014 and 2013 annual cash incentive payments made by Mr. Hoefling pursuant to the Deferred Compensation Plan also is included in Column G and is further detailed in the “Nonqualified Deferred Compensation” table.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column H represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2015, 2014 and 2013 under the Pension Plan and the SERP, including the SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2015, 2014 or 2013; rather, these amounts represent the present value of future retirement payments we project will be made to each named

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

executive. Changes in the present value of the Pension Plan and the SERP benefits from December 31, 2014 to December 31, 2015; from December 31, 2013 to December 31, 2014; and from December 31, 2012 to December 31, 2013 result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column H are zero.
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
Column H also would include any above-market or preferential earnings on deferred compensation paid by the

Company. There were no such preferential earnings paid by the Company in 2015, 2014 or 2013.

All Other Compensation
Payments made to or on behalf of our named executive officers in Column I, “All Other Compensation,” include the following:

•	Contributions by Cleco under the 401(k) Savings Plan on behalf of the named executive officers;

•	Term life insurance premiums paid for the benefit of the named executive officers;

•	Expenses incurred for spousal/companion travel on Company business;

•	For 2015, 2014 and 2013, accumulated dividends paid for the LTIP three-year performance cycles ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively; and

•	Federal Insurance Contributions Act (“FICA”) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

The value of the Column I items for 2015 for each of our named executive officers is as follows:

	Mr. Williamson	Mr. Miller	Mr. Olagues	Ms. Miller	Mr. Hoefling
Cleco Contributions to 401(k) Savings Plan	$15,135	$15,900	$10,457	$10,600	$10,566
Taxable Group Term Life Insurance Premiums	830	830	158	830	0
Spousal/Companion Travel	3,554	0	2,634	0	0
Accumulated Dividends Paid on LTIP	158,483	0	25,974	21,227	23,255
FICA Tax on SERP	78,803	0	0	1,488	0
Total Other Compensation	$256,805	$16,730	$39,223	$34,145	$33,821

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards (PFP Plan)			Estimated Future Payments Under Equity Incentive Plan Awards (LTIP)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
A	B	C	D	E	F	G	H	I	J
Mr. Williamson		$0	$745,000	$1,490,000	11,539	32,051	64,102	0	0
Mr. Miller		$0	$154,500	$309,000	1,528	4,243	8,486	0	0
Mr. Olagues		$0	$261,105	$522,210	2,913	8,090	16,180	0	0
Ms. Miller		$0	$149,350	$298,700	1,477	4,102	8,204	0	0
Mr. Hoefling		$0	$149,350	$298,700	1,477	4,102	8,204	0	0

General
The target values for each of our incentive plans — PFP Plan and LTIP — are determined as part of our Compensation Committee’s review of executive officer compensation. The Compensation Committee’s review supported by data prepared by Cook & Co., includes comparisons of base salary and annual and long-term incentive levels of Cleco executive officers versus our Comparator Group as detailed in “Our 2015 Compensation Objectives” in the CD&A. Targets for both the PFP Plan and the LTIP are set as a percentage of base salary and stated in their dollar/share equivalent in the table above.

Estimated Future Payments under Non-Equity Incentive Plan Awards (PFP Plan)
See “Decisions Made in 2015 with Regard to Each Compensation and Benefit Component — Annual Cash

Incentive” in the CD&A for a discussion of our 2015 PFP Plan award calculations.

Estimated Future Payments under Equity Incentive Plan Awards (LTIP)
The shares listed in Columns F, G and H in the “Grants of Plan-Based Awards” table represent the potential payouts under the LTIP for the 2015 through 2017 performance cycle. The chart below details the target payout for each of the named executives expressed as a percentage of base salary.

Name	2015 LTIP Target as % of Base Salary
Mr. Williamson	235%
Mr. Miller	75%
Mr. Olagues	110%
Ms. Miller	75%
Mr. Hoefling	75%

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Outstanding Equity Awards at 2015 Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - # Exercisable	Number of Securities Underlying Unexercised Options - # Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
A	B	C	D	E	F	G	H	I
Mr. Williamson	0	0			15,000	$783,150	110,694	$5,779,334
Mr. Miller	0	0			0	$0	12,375	$646,099
Mr. Olagues	0	0			1,500	$78,315	26,006	$1,357,773
Ms. Miller	0	0			1,250	$65,263	13,893	$725,354
Mr. Hoefling	0	0			0	$0	13,985	$730,157
(1) Mr. Williamson’s shares will vest on January 24, 2018 (10,000 shares) and on January 1, 2019 (5,000 shares); if the Merger closes, these shares will vest as of the closing date of the Merger. Mr. Olagues’ and Ms. Miller’s shares vested on February 15, 2016.
(2) Valued at $52.21 per share, the closing price of Cleco common stock on December 31, 2015.
(3) The shares shown in Column H represent target grants made under the LTIP for the 2015, 2014 and 2013 performance cycles ending on December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

General
No grants of time-based restricted stock were made to the named executives in 2015; however, three of the named executives have outstanding grants issued prior to 2015. The table above details the outstanding equity-related awards as of December 31, 2015.

Option Awards
No options have been granted since July 2007, and there were no options outstanding as of December 31, 2015.

Stock Awards
The shares in Column H represent target shares granted under the LTIP for the three-year performance cycles beginning January 1, 2013, January 1, 2014 and January 1, 2015. The market values for these stock awards are based on the closing price of Cleco common stock on December 31, 2015.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
A	B	C	D	E
Mr. Williamson	0	$0	7,393	$401,883
Mr. Miller	0	$0	0	$0
Mr. Olagues	0	$0	1,212	$65,884
Ms. Miller	0	$0	991	$53,871
Mr. Hoelfing	0	$0	1,085	$58,981

General
The “Option Exercises and Stock Vested” table details the value received during 2015 by each of the named executives as a result of the exercising of stock options and/or vesting

(i.e., the lapse of restrictions) of previously awarded restricted stock.

Option Awards
There were no options exercised in 2015. All outstanding options were either exercised or expired prior to January 1, 2015.

Stock Awards
The number of stock award shares vested in Column D represents shares of Cleco common stock awarded in January 2015 for the three-year LTIP cycle ended December 31, 2014. The payout on this LTIP cycle was determined by the Company’s relative TSR over the three-year performance period January 1, 2012 through December 31, 2014. In order for an award to be made, the Company had to achieve a relative TSR over the three-year performance cycle above the 30th percentile of companies included in the Proxy Peer Group. After removal of the top and bottom performers, Cleco ranked seventh out of 16 companies in that group for the performance period. Our TSR was 62.32%. This performance resulted in a payout of 120% of target.
The number of shares vested in Column D represents a payout of shares above target resulting from the Company’s above-target performance over the three-year LTIP cycle ended December 31, 2014. Target shares for the three-year cycle ended December 31, 2014 were paid out as of December 31, 2014 and therefore are not included in the shares reported in Column D.
The value of the LTIP award for the performance cycle ended December 31, 2014 included in Column E was determined based on the closing price of Cleco common stock on the first trading date following the approval of the award by our Compensation Committee, or January 30, 2015.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Pension Benefits

Name	Plan Name(s)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. Williamson	Cleco Corporation Pension Plan	4	$0	$0
	Cleco Corporation SERP	4	$11,097,707	$0
Mr. Miller	Cleco Corporation Pension Plan	3	$0	$0
	Cleco Corporation SERP	3	$2,539,572	$0
Mr. Olagues	Cleco Corporation Pension Plan	8	$232,178	$0
	Cleco Corporation SERP	8	$2,596,354	$0
Ms. Miller	Cleco Corporation Pension Plan	31	$1,650,700	$0
	Cleco Corporation SERP	31	$2,124,803	$0
Mr. Hoefling	Cleco Corporation Pension Plan	8	$503,949	$0
	Cleco Corporation SERP	8	$3,588,497	$0

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
Vesting in the SERP requires ten years of service. As a condition of his employment, Mr. Williamson is subject to a shorter vesting period in the SERP, vesting in four years. Mr. Williamson and Ms. Miller are the only named executives fully vested in the SERP.
The present value of each of the named executive’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2015. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 4.62%. Other material assumptions relating to the valuation include use of the RP-2006 Employee and Healthy Annuitant gender distinct mortality tables projected generationally using Scale MP-2015, assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment.
The sum of the change in actuarial value of the Pension Plan during 2015 and the change in value of the SERP is included in Column H, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

Pension Plan
The Cleco Corporation Pension Plan, restated effective November 1, 2010, is a defined benefit plan funded entirely by employer contributions. Effective August 1, 2007, the Pension Plan was closed to new participants. Employees hired on or after August 1, 2007 are eligible to participate in an enhanced 401(k) Savings Plan. With the exception of Mr. Williamson and Mr. Miller, each of our named executives was hired prior to August 1, 2007.
Benefits under the Pension Plan are determined by years of service and the average of the highest annual earnings over five consecutive years during the last ten years of service preceding retirement. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Savings Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, the value of benefits accrued or paid (including dividends) under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2015, the amount of earnings was further limited to $265,000 as prescribed by the Internal Revenue Service (“IRS”).
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The pension factor varies with the retirement year. For 2015, the applicable factor was 1.25%. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $210,000 in 2015. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and the SERP as of December 31, 2015.

	Estimated Payments at Age 55 (or actual attained age if greater than 55
	Pension	SERP	Total
Mr. Williamson(1)	$0	$732,744	$732,744
Mr. Miller(2)	$0	$0	$0
Mr. Olagues	$23,808	$182,208	$206,016
Ms. Miller	$101,532	$135,240	$236,772
Mr. Hoefling(3)	$34,680	$0	$34,680
(1) Mr. Williamson is not a participant in the Pension Plan since he was hired after August 1, 2007.
(2) Mr. Miller is not a participant in the Pension Plan since he was hired after August 1, 2007. He was not vested in the SERP benefit as of December 31, 2015, nor will he be vested by age 55. He will be vested in the SERP at age 62. His accrued but unvested SERP benefit at December 31, 2015 was $138,336.
(3) Mr. Hoefling was not vested in the SERP benefit at age 55, nor was he vested as of December 31, 2015. He will be vested in the SERP at age 61. His accrued but unvested SERP benefit at December 31, 2015 was $230,736.

Nonqualified Deferred Compensation

Name	Executive officer contributions in 2015 ($)(1)	Company contributions in 2015 ($)	Aggregate earnings in 2015 ($) (2)	Aggregate withdrawals/ distributions in 2015 ($)	Aggregate balance at December 31, 2015 ($)(3)
A	B	C	D	E	F
Mr. Williamson	$0	$0	$0	$0	$0
Mr. Miller	$0	$0	$0	$0	$0
Mr. Olagues	$0	$0	$0	$0	$0
Ms. Miller	$5,000	$0	$0	$0	$119,696
Mr. Hoefling	$46,183	$0	$0	$0	$1,186,904
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2015 and are included in the amounts shown in Columns C and G, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.

Deferred Compensation
Our named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Ms. Miller elected to participate in the Deferred Compensation Plan during 2015. Deferrals made by Mr. Hoefling relate to a 2014 election to defer receipt of his 2014 PFP bonus which was partially paid in 2015. Deferral elections were made prior to the beginning of 2014 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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

Potential Payments at Termination or Change in Control
The tables under “Potential Payments at Termination or Change in Control” detail the estimated value of payments and benefits provided to each of our named executive officers assuming the following separation events occurred as of December 31, 2015: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. We have selected these events based on long-standing provisions in our employee benefit plans such as the Pension Plan and 401(k) Savings Plan, or because we find their use common within our industry and our Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the PFP Plan, the LTIP and the SERP. Mr Williamson’s potential severance payments are also governed by provisions included in the Williamson Agreement.
In the definitive proxy statement filed in connection with the Merger and dated January 13, 2015, potential change in control payments to our named executive officers were disclosed. The actual transaction-related estimated payments differ from the payment calculations included in this Form 10-K in the tables under “Potential Payments at Termination or Change in Control,” because the disclosure requirements, time periods and assumptions differ from those set forth in the definitive proxy statement filed in connection with the Merger.
For transaction-related details, assumptions and estimates regarding the Merger, as well as the table of estimated payments which may be made under certain circumstances to our named executive officers in connection with the Merger, see “Potential Change of Control Payments to our Named Executive Officers” on pages 54 and 55 of the definitive proxy statement dated January 13, 2015.
At its October 2011 meeting, our Compensation Committee approved the Executive Severance Plan to provide severance benefits to our executive officers. In October and December 2014 and July 2015, our Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2015, all of the named executive officers were covered by the Executive Severance Plan, with the exception of Mr. Williamson, who is party to the Williamson Agreement. The values shown in his termination payments table are based on the provisions of that agreement. The terms of the Williamson Agreement are discussed in more detail under “Mr. Williamson’s Employment Agreement.”
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

Constructive Termination
Payments made and benefits provided upon a constructive termination are ordinarily greater than payments made on account of an executive officer’s retirement, death or disability because separation effectively is initiated by the Company. Certain payments are made contingent upon the execution of a waiver, release and covenants agreement in favor of the Company. Constructive termination also may be initiated by an executive officer if there has been (i) a material reduction in his

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

base compensation or a significant reduction in other benefits; (ii) experiences a significant reduction in authority, job duties and responsibilities; (iii) is required to be away from his/her office significantly more in order to perform his/her job duties; or (iv) experiences a change in job location of more than 60 miles. “Good Reason” may not be initiated by the executive based on the fact that the Company is no longer publicly traded. No event or condition will constitute “Good Reason” unless (a) the named executive officer gives the Company written notice of his or her objection to such event or condition within 60 days after he or she first learns of it, (b) such event or condition is not promptly corrected by the Company, but in no event later than 30 days after receipt of such notice, and (c) the executive resigns his or her employment with the Company not more than 60 days following the expiration of the 30-day period described in subparagraph (b). The executive also must satisfy the conditions included in the waiver, release and covenants agreement defined in the Executive Severance Plan.
If Mr. Williamson’s employment is terminated during the 180-day period preceding or the 24-month period following the Change in Control, one-time payments under the terms of the Williamson Agreement will include an amount equal to the sum of three times his base salary and target PFP Plan award for the current year; the purchase of his primary residence at the higher of its average appraised value or its documented cost (not to exceed 120% of the purchase price) and the reimbursement of relocation expenses. Mr. Williamson must move his primary residence more than 60 miles to qualify for the home purchase and relocation reimbursement. One-time payments also include premium payments at prevailing COBRA rates for the same type and level of health coverage elected by Mr. Williamson or his spouse or dependents for a period of 36 months or until he secures other employment where group health insurance is provided, whichever period is shorter. The Williamson Agreement contains a “best-net” provision whereby his total payments in the event of a Change in Control would either be (a) reduced to the limit imposed under IRC Section 280G minus $1.00 to avoid an excise tax liability or (b) paid in full such that he would incur the excise tax and be in a better position financially than he would have been had the payments been reduced to the 280G limit.
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

Potential Payments at Termination or Change in Control
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2015. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under our PFP Plan and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the PFP Plan, the performance period is the current fiscal year. In the case of the LTIP, the performance cycle is a three-year period comprised of the current and next two fiscal years. The tables reflect awards and the associated LTIP dividends assuming target performance. That value is then prorated for the portion of the performance cycle the executive officer has completed assuming separation on December 31, 2015. The estimated payment for the home purchase and relocation is a projection of the expense to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Form 10-K are assumed to occur in the past, as of December 31, 2015.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Mr. Williamson

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control (3)
Cash Severance	$0	$0	$0	$0	$3,725,000	$0	$4,470,000
Annual Cash Bonus	0	745,000	745,000	745,000	745,000	0	0
Present Value of Incremental SERP Payments(1)	0	535,829	1,416,225	0	0	(12,594,772)	2,088,030
SERP Supplemental Death Benefit	0	0	2,235,000	0	0	0	0
Performance-Based Restricted Stock	0	4,001,979	4,001,979	4,001,979	4,001,979	0	5,779,334
Time-Based Restricted Stock	0	783,150	783,150	783,150	783,150	0	783,150
Cash Dividends on Restricted Stock	0	283,548	283,548	283,548	283,548	0	357,821
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	83,500	0	83,500
COBRA Medical Coverage (2)	0	26,860	26,860	0	26,860	0	53,720
Present Value of Retiree Medical Coverage	0	335,769	127,457	335,769	335,769	0	335,769
Total Incremental Value	$0	$6,712,135	$9,619,219	$6,149,446	$9,984,806	$(12,594,772)	$13,951,324

(1)	As of December 31, 2015, Mr. Williamson was vested in SERP payments, which would be forfeited upon termination for cause.

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

Mr. Miller

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$309,000	$0	$851,961
Annual Cash Bonus	0	154,500	154,500	154,500	154,500	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	2,855,722	2,185,711	0	0	0	2,718,844
SERP Supplemental Death Benefit	0	0	772,500	0	0	0	0
Performance-Based Restricted Stock	0	413,355	413,355	413,355	413,355	0	646,099
Time-Based Restricted Stock	0	0	0	0	0	0	0
Cash Dividends on Restricted Stock	0	27,445	27,445	27,445	27,445	0	37,123
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	16,664	0	22,219
Total Incremental Value	$0	$3,451,022	$3,553,511	$595,300	$945,964	$0	$4,359,746

Mr. Olagues

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$401,700	$0	$1,296,655
Annual Cash Bonus	0	261,105	261,105	261,105	261,105	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	5,356,973	3,263,745	0	0	0	2,517,924
SERP Supplemental Death Benefit	0	0	1,064,505	0	0	0	0
Performance-Based Restricted Stock	0	914,015	914,015	914,015	914,015	0	1,357,773
Time-Based Restricted Stock	0	78,315	78,315	78,315	78,315	0	78,315
Cash Dividends on Restricted Stock	0	63,390	63,390	63,390	63,390	0	81,843
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	25,144	0	33,525
Total Incremental Value	$0	$6,673,798	$5,645,075	$1,316,825	$1,768,669	$0	$5,449,535

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Ms. Miller

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$298,700	$0	$917,900
Annual Cash Bonus	0	149,350	149,350	149,350	149,350	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	524,116	1,246,947	0	0	(2,273,647)	594,371
SERP Supplemental Death Benefit	0	0	746,750	0	0	0	0
Performance-Based Restricted Stock	0	500,351	500,351	500,351	500,351	0	725,354
Time-Based Restricted Stock	0	65,263	65,263	65,263	65,263	0	65,263
Cash Dividends on Restricted Stock	0	35,385	35,385	35,385	35,385	0	44,741
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	17,805	0	23,740
Total Incremental Value	$0	$1,274,465	$2,744,046	$750,349	$1,091,854	$(2,273,647)	$2,454,869

(1)	As of December 31, 2015, Ms. Miller was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Hoefling

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$298,700	$0	$916,400
Annual Cash Bonus	0	149,350	149,350	149,350	149,350	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	3,551,569	2,913,138	0	0	0	3,883,863
SERP Supplemental Death Benefit	0	0	746,750	0	0	0	0
Performance-Based Restricted Stock	0	505,155	505,155	505,155	505,155	0	730,157
Time-Based Restricted Stock	0	0	0	0	0	0	0
Cash Dividends on Restricted Stock	0	35,807	35,807	35,807	35,807	0	45,163
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	8,182	0	10,909
Total Incremental Value	$0	$4,241,881	$4,350,200	$690,312	$1,022,194	$0	$5,669,992

DIRECTOR COMPENSATION

2015 Director Compensation

Name(1)	Fees Earned or Paid in Cash and/ or Stock ($)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A	B	C	D	E	F	G	H
Vicky A. Bailey	$75,000	$75,000		$0	$0	$0	$150,000
Elton R. King (2)	$89,891	$75,000		$0	$0	$11,881	$176,772
Logan W. Kruger	$89,768	$75,000		$0	$0	$11,776	$176,544
William L. Marks	$99,768	$75,000		$0	$0	$11,776	$186,544
Peter M. Scott III	$92,268	$75,000		$0	$0	$11,776	$179,044
Shelley Stewart, Jr.	$89,768	$75,000		$0	$0	$8,338	$173,106
William H. Walker, Jr.	$75,000	$75,000		$0	$0	$11,893	$161,893
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
(3) See the 2014 Form 10-K, Note 7 to the financial statements for a discussion of the valuation of these stock awards. Stock award values are being reported for directors in accordance with revised proxy disclosure rules (Item 402 of Regulation S-K) issued December 16, 2009. Shares of Cleco common stock awarded under the LTIP that were restricted as of December 31, 2015 were held by directors as follows: Ms. Bailey, 0; Mr. King, 7,360; Mr. Kruger, 7,360; Mr. Marks, 7,360; Mr. Scott, 7,360; Mr. Stewart, 5,211; and Mr. Walker, 0 (all of Mr. Walker’s remaining restricted stock awards were deferred). Mr. Walker has elected to defer all or some of his restricted stock awards under the Company’s Deferred Compensation Plan. Shares of Cleco common stock awarded under the LTIP, credited to his deferred compensation accounts and restricted as of December 31, 2015 were 7,360.
(4) No stock options were granted to directors in 2015. There were no option awards held by directors and outstanding as of December 31, 2015.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

General
Column B, “Fees Earned or Paid in Cash and/or Stock;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash and/or stock compensation earned and/or received in 2015. Amounts shown in Column C, “Stock Awards,” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for annual stock awards. The amounts shown in Column D, “Option Awards,” represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent any preferential earnings on amounts deferred under the Company’s nonqualified deferred compensation plan.
A non-management director may elect to participate in the Company’s Deferred Compensation Plan and defer the receipt of all or part of his or her fees, whether payable in cash or Cleco common stock. Benefits are equal to the amount credited to each director’s individual account based on compensation deferred plus applicable investment returns as specified by the director upon election to participate in the plan. Investment options are similar to those provided to participants in the 401(k) Savings Plan with the additional option to invest in Cleco common stock for non-management directors. Funds may be reallocated between investments at the discretion of the director. Accounts, which may be designated separately by deferral year, are payable in the form of a single-sum payment or in the form of substantially equal annual installments, not to exceed 15, when a director ceases to serve on the board of directors or attains a specified age.

Fees Earned or Paid in Cash and/or Stock
Directors who are Cleco employees receive no additional compensation for serving as a director. In 2015, compensation for non-management directors included annual retainer fees, stock awards and insurance benefits under a group accidental death and dismemberment plan.
Effective January 1, 2014, directors no longer receive meeting fees. Instead, each non-management director received an annual cash retainer of $75,000 and an additional annual cash fee of $10,000 if the director was a chairman of a committee other than the Audit Committee, who received an additional fee of $12,500. The non-management chairman of the board or lead director, as the case may be, receives an additional cash retainer in the amount of $100,000, or $20,000, respectively.
The annual cash retainer and fees paid to committee chairpersons are paid, at the election of each director, in the form of cash, Cleco common stock, or a combination of both cash and stock. Directors also may elect to defer receipt of their fees under the Company’s Deferred Compensation Plan. Prior to 2014, Mr. Walker made elections to defer his fees. The amounts of dividends credited to his deferred fees account balance in 2015, with respect to Cleco common stock held in the Company’s Deferred Compensation Plan, was $43,148.
Cleco reimburses directors for travel and related expenses incurred for attending meetings of Cleco’s board of directors and board committees, including travel costs for spouses/companions.

Stock Awards
During 2015, each non-management director received an annual stock award of Cleco common stock valued at $75,000, not to exceed 10,000 shares of stock. The grant date of the annual stock award is the date of the January board meeting each year, and the valuation date of the stock is the first trading day of the year. For 2015, the number of shares to be issued was determined by dividing 100% of the stock price on the valuation date into $75,000. Directors are not required to provide any consideration in exchange for the annual stock award. The stock awarded will not be subject to forfeiture or transfer restrictions, except those restrictions imposed under Rule 144 of the Securities Act.
The dollar value of the stock awards in Column C is based on the grant date fair value computed in accordance with FASB ASC Topic 718 and does not represent cash received by the directors during 2015, nor does it represent the expense recognized for financial statement purposes in 2015. The expense recognized for financial statement purposes may vary by director based on a director’s age and remaining years of service.

Option Awards
Column D, “Option Awards,” reflects grants made to the Company’s directors, providing them the opportunity to purchase shares of Cleco common stock at some future date at the fair market value of the stock on the date of the grant. The dollar value of stock option grants is based on the grant date fair value computed in accordance with FASB ASC Topic 718. No stock options were granted to directors in 2015. Stock option grants are designed to provide long-term (up to ten years) incentives and rewards linked directly to the price of our common stock. Stock options add value to the recipient only when shareholders benefit from stock price appreciation and, as such, further align directors’ interests with those of our shareholders.

Non-Equity Incentive Plan Compensation
There were no non-equity incentive plan awards to the Company’s directors in 2015.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
Column F would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2015. Cleco does not provide its directors with a pension plan.

All Other Compensation
Column G, “All Other Compensation,” includes the following:

•
Dividends paid on any restricted stock awards granted under the LTIP and not yet vested. Dividends on restricted stock are paid quarterly and at the same rate as dividends on shares of Cleco common stock. Dividends may be paid in cash or reinvested in additional shares, at the election of each director. Mr. Walker elected to defer his restricted stock awards. Dividends on deferred restricted shares of Cleco common stock are not paid in cash, but instead are credited as units to the director’s deferred compensation account. The value of dividends credited in 2015 is reflected in the “Deferred Units on Deferred Restricted Stock” column below.

•	Expenses incurred for spousal/companion travel on Company business.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

The values of the two “All Other Compensation” items are summarized in the chart that follows:

Name	Dividends on Restricted Stock	Deferred Units on Deferred Restricted Stock	Spousal/ Companion Travel	Total Other Compensation
Ms. Bailey	$0	$0	$0	$0
Mr. King	$11,776	$0	$105	$11,881
Mr. Kruger	$11,776	$0	$0	$11,776
Mr. Marks	$11,776	$0	$0	$11,776
Mr. Scott	$11,776	$0	$0	$11,776
Mr. Stewart	$8,338	$0	$0	$8,338
Mr. Walker	$0	$11,776	$117	$11,893

Cleco also provides its non-management directors with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained by Cleco Power, a wholly owned subsidiary of Cleco. The total 2015 premium for all coverage (exempt employees, officers and directors) under this plan was $16,319.

Stock Ownership Requirements
In July 2009, the board of directors revised the stock ownership guidelines for its members. Under the guidelines, which were originally adopted by the board of directors in July 2005, Cleco recommends that its current directors beneficially own Cleco common stock having a value equal to at least five times the annual board retainer. New directors have five years following their election to the board to meet this recommended stock ownership level. Since October 24, 2013, the five-year period commences with the first annual meeting following the director’s election to the board. Current directors have three years following each increase in the annual board retainer to meet this recommended stock ownership level. The intent of the guidelines is to encourage stock ownership by directors. Where the guidelines are not met within the applicable time, the matter will be reviewed by the Nominating/Governance Committee, which may determine to waive the guidelines or to make an appropriate recommendation to the board of directors. All current non-management directors meet these guidelines with the exception of Ms. Bailey, who was elected by the board of directors effective June 13, 2013.

Interests of the Board of Directors
In 2015, no non-management member of Cleco’s board performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s board.

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
The Compensation Committee held five meetings, two of which were telephone meetings, during 2015 at which each of the above listed responsibilities was addressed, including a review and discussion of the CD&A with management. During these meetings, the Compensation Committee also met with its third-party consultant independent of management.
Based on the review and discussions referred to above, the Compensation Committee recommended to Cleco’s board of directors that the CD&A and related required compensation disclosure tables be included in Cleco’s 2015 Form 10-K and filed with the SEC.

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

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
All information in the table is as of February 19, 2016, and is based upon information supplied by the directors and officers. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Amount and Nature of Beneficial Ownership of Common Stock
	Direct	(1)	Options Exercisable Within 60 Days	(2)	Other	(3)	Percent of Class
Directors and Nominees
Vicky A. Bailey	3,004		0		0		*
Elton R. King	65,576		0		0		*
Logan W. Kruger	12,908		0		0		*
William L. Marks	45,006		0		1,450		*
Peter M. Scott III	10,864		0		1,800		*
Shelley Stewart, Jr.	8,215		0		0		*
William H. Walker, Jr.	61,064		0		50,154	(4)	*
Named Executive Officers
Bruce A. Williamson (5)	204,078		0		0		*
Thomas R. Miller	11,810		0		0		*
Darren J. Olagues	59,313		0		0		*
Wade A. Hoefling	47,016		0		0		*
Judy P. Miller	33,893		0		0		*
All directors, nominees, and executive officers as a group (18 persons, including those listed above)	763,675		0		58,154		1.35%
* Less than 1% of the outstanding stock of the class.
(1) “Direct” represents shares as to which each named individual has sole voting or dispositive power, including shares of Cleco common stock allocated under the 401(k) Savings Plan, the Employee Stock Purchase Plan and shares of common stock granted as restricted stock awards under the LTIP. Shares of common stock under the 401(k) Savings Plan and/or the Employee Stock Purchase Plan were held by the persons in the table above as follows: Mr. Williamson, 4,422; Mr. Miller, 0; Mr. Olagues, 8,082; Mr. Hoefling, 358; and Ms. Miller, 4,650. The other executive officers included in the amount shown for all directors, nominees and executive officers as a group held 33,133 shares of common stock under the 401(k) Savings Plan and/or the Employee Stock Purchase Plan. Shares of common stock awarded under the LTIP that were restricted as of February 19, 2016 were held by the persons in the table above as follows: Mr. Williamson, 85,111; Mr. Miller, 9,135; Mr. Olagues, 17,417; Mr. Hoefling, 8,831; and Ms. Miller, 8,831 and the other executive officers included in the amount shown for all directors, nominees and executive officers as a group, 34,838.
(2) “Options Exercisable Within 60 Days” reflects the number of shares of Cleco common stock that could be purchased by exercise of options at February 19, 2016 or within 60 days thereafter under the LTIP.
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

Security Ownership of Certain Beneficial Owners
The following table sets forth, as of February 19, 2016, each person known to Cleco to be the beneficial owner of more than 5% of the outstanding shares of any class of Cleco’s voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	BlackRock, Inc. (“BlackRock”) 40 East 52nd Street New York, NY 10022	7,610,609 (1)	12.6%
Common Stock	The Vanguard Group 100 Vanguard Blvd. Malvem, PA 19355	4,361,288 (2)	7.21%
(1) Based solely on a Schedule 13G/A filed with the SEC on January 8, 2016. BlackRock is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G). For purposes of the reporting requirements of the Securities Exchange Act of 1934, BlackRock Fund Advisors, a subsidiary of BlackRock, beneficially owns 5% or greater of the outstanding shares of Cleco common stock.
(2) Based solely on a Schedule 13G/A filed with the SEC on February 11, 2016.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Equity Compensation Plan Information
Cleco has compensation plans under which equity securities of Cleco Corporation are authorized for issuance as approved by security holders. Cleco does not have such plans that have not been approved by security holders. In accordance with the Merger Agreement, the ESPP has been suspended and will be terminated if the Merger is completed.

The following table provides information about compensation plans under which equity securities of Cleco Corporation were authorized for issuance at December 31, 2015:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS OR RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
ESPP	—	$—	392,704
LTIP	—	$—	1,207,560	(1)
Total	—	$—	1,600,264
(1) Stock options and restricted stock may be issued pursuant to the 2010 LTIP. This plan requires the number of securities available to be issued to be reduced by the number of options and the number of restricted shares previously awarded, net of forfeitures. During the year ended December 31, 2015, there were 90,050 shares of restricted stock awarded pursuant to the 2010 LTIP. At December 31, 2015, there were no stock options outstanding under the 2010 LTIP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for Cleco by Deloitte & Touche LLP as of or for the years ended December 31, 2015 and 2014, respectively, were as follows:

	2015	2014
Audit	$1,392,621	$1,411,447
Audit related	38,425	6,425
Tax	—	23,363
Other fees	—	—
Total	$1,431,046	$1,441,235

The Audit fees for the years ended December 31, 2015 and 2014, respectively, were for professional services rendered for the audits of Cleco’s consolidated financial statements; the audit of the financial statements of certain Cleco subsidiaries; the audit of our internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; consents and the issuance of comfort letters; and the review of regulatory documents and other documents filed with the SEC. The Audit fees for 2015 include $0.4 million associated with the 2014 audit of Cleco’s financial statements. The Audit fees for 2014 include $0.3 million associated with the 2013 audit of Cleco’s financial statements.

The Audit Related fees for the year ended December 31, 2015 were for professional services rendered in connection with state-mandated obligations and procedures associated with the new Committee of Sponsoring Organizations (“COSO”) Integrated Framework.
The Audit Related fees for the year ended December 31, 2014 were for professional services rendered in connection with state-mandated obligations and the Department of Energy (“DOE”) audit associated with the terms of the $20.0 million grant received under the DOE’s small grant process to implement smart-grid technology for all of Cleco Power’s customers; procedures associated with the COSO Integrated Framework; professional fees related to the Coughlin plant transfer and an SEC comfort letter; and fees related to controls over Information Technology, initial implementation of MISO and the Merger. The Tax fees for the year ended December 31, 2014 were for services related to tax planning.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. All of the 2015 and 2014 audit and non-audit services described above were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2015 and 2014, Deloitte & Touche LLP provided professional services for Cleco Power that were directly billed to Cleco Corporation, the cost of which was allocated to Cleco Power though not billed directly to Cleco Power.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firms	48
	Report of Independent Registered Public Accounting Firms	56
15(a)(1)	Financial Statements of Cleco Corporation
	Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013	49
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	50
	Consolidated Balance Sheets at December 31, 2015, and 2014	51
	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	53
	Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013	55
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013	57
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	58
	Cleco Power Consolidated Balance Sheets at December 31, 2015, and 2014	59
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	61
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2015, 2014, and 2013	62
	Notes to the Financial Statements	63
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Corporation (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2015, 2014, and 2013	137
	Condensed Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	138
	Condensed Balance Sheets at December 31, 2015, and 2014	139
	Condensed Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	140
	Notes to the Condensed Financial Statements	141
	Schedule II — Valuation and Qualifying Accounts
	Cleco Corporation	143
	Cleco Power	143

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	134

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

EXHIBITS
Cleco Corporation			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	3(a)(1)	Amended and Restated Articles of Incorporation of the Company, dated November 2, 2010	1-15759	8-K(11/2/10)	3.1
	3(a)(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cleco Corporation, effective April 26, 2013	1-15759	10-Q(3/13)	3.2
	3(b)(1)	Bylaws of Cleco Corporation, revised effective October 25, 2014	1-15759	10-Q(9/15)	3.1
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	2000 Long-Term Incentive Compensation Plan	333-71643-01	2000 Proxy Statement(3/00)	A
**	10(a)(2)	2000 Long-Term Incentive Compensation Plan, Amendment Number 1, Effective as of December 12, 2003	1-15759	10-Q(3/05)	10(a)
**	10(a)(3)	2000 Long-Term Incentive Compensation Plan, Amendment Number 2, Effective as of July 23, 2004	1-15759	10-Q(9/04)	10(a)
**	10(a)(4)	2000 Long-Term Incentive Compensation Plan, Amendment Number 3, Dated January 28, 2005	1-15759	10-Q(3/05)	10(b)
**	10(a)(5)	2000 Long-Term Incentive Compensation Plan, Amendment Number 4, Effective as of January 1, 2009	1-15759	10-K(2008)	10(a)(6)
**	10(a)(6)	2000 Long-Term Incentive Compensation Plan, Amendment Number 5, Effective as of December 8, 2008	1-15759	8-K(12/9/08)	10.1
**	10(a)(7)	2000 Long-Term Incentive Compensation Plan, Administrative Procedure No. 1	1-15759	10-K(2005)	10(a)(6)
**	10(a)(8)	2010 Long-Term Incentive Compensation Plan, effective as of January 1, 2010	1-15759	2009 Proxy Statement (3/12/09)	C
**	10(a)(9)	Cleco Corporation 2010 Long-Term Incentive Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.4
	10(a)(11)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2013 Performance Cycle	1-15759	10-K(2012)	10(a)(22)
	10(a)(12)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2014 Performance Cycle	1-15759	10-K(2013)	10(a)(19)
	10(a)(13)	Form of Notice and Acceptance of Grant of Restricted Stock and Common Stock Equivalent Units and Allocation of Opportunity Shares and Opportunity Common Stock Equivalent Units – 2015 Performance Cycle	1-15759	10-K(2014)	10(a)(13)
	10(a)(14)	Form of Notice and Acceptance of Grant of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan	1-15759	8-K(2/1/11)	10.1
**	10(a)(15)	Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	10-Q(3/12)	10.1
**	10(a)(16)	Form of Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(1/29/13)	10.1
**	10(a)(17)	Form of Notice and Acceptance of Award of Restricted Stock under Cleco Corporation 2010 Long-Term Incentive Compensation Plan, by and between Darren J. Olagues, Judy P. Miller, and Keith D. Crump	1-15759	10-K(2012)	10(a)(27)
**	10(b)(1)	Deferred Compensation Plan for Directors	1-05663	10-K(1992)	10(n)
**	10(b)(2)	Summary of Director Compensation, Benefits and Policies, last revised on July 29, 2011	1-15759	10-Q(9/11)	10.3
**	10(c)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(c)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(c)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(c)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3	1-15759	10-K(2014)	10(c)(10)
**	10(c)(5)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(c)(6)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(c)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(d)(1)	Separation Agreement between Cleco Corporation and Dilek Samil, dated October 22, 2010	1-15759	8-K(10/22/10)	10.1
**	10(d)(2)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	10.1
**	10(d)(3)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 1	1-15759	8-K(10/24/14)	10.1

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
**	10(d)(4)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 2	1-15759	8-K(12/23/14)	10.1
**	10(d)(5)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 3	1-15759	10-Q(6/15)	10.1
**	10(d)(6)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(d)(7)	Retirement Agreement, dated April 21, 2011, by and between Cleco Corporation and Michael H. Madison	1-15759	8-K(4/27/11)	10.2
**	10(d)(8)	Waiver of 2012 salary increases by Bruce A. Williamson, President and Chief Executive Officer	1-15759	10-K(2011)	10(e)(14)
	10(e)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-05663	10-K(1997)	10(m)
	10(f)(1)	Cleco Corporation Employee Stock Purchase Plan	333-44364	S-8(8/23/00)	4.3
	10(f)(2)	Employee Stock Purchase Plan, Amendment No. 1, dated January 22, 2004	1-15759	10-K(2003)	10(s)(1)
	10(f)(3)	Employee Stock Purchase Plan, Amendment No. 2, effective as of January 1, 2006	1-15759	10-Q(6/05)	10(a)
	10(f)(4)	Cleco Corporation Pay for Performance Plan	1-15759	10-K(2011)	10(g)(4)
	10(f)(5)	Cleco Corporation Pay for Performance Plan, As Amended and Restated December 3, 2012	1-15759	10-K(2012)	10(f)(5)
**	10(g)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(g)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(g)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
	10(g)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
	10(g)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(h)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(h)(2)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(3/26/13)	10.1
	10(h)(3)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Corporation, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(10/17/13)	10.1
	10(h)(4)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature page thereto	1-15759	8-K(11/13/15)	10.1
	10(i)	Acadia Power Partners, LLC – Third Amended and Restated Limited Liability Company Agreement dated February 23, 2010	1-15759	10-K(2010)	10(j)
	10(j)	Form of the Cleco Corporation 2014 Recovery Agreement Pay for Performance Plan, effective December 22, 2014	1-15759	8-K(12/23/14)	10.2
*	12(a)	Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of the Registrant
*	23(a)	Consent of Independent Registered Public Accounting Firm
*	24(a)	Power of Attorney from each Director of Cleco Corporation whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2015
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.2
	3(b)	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.3
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
**	10(a)(1)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-05663	10-K(1997)	10(m)
	10(b)(2)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 1, Effective January 1, 1999	1-05663	10-K(2009)	10(b)(3)
	10(b)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-05663	10-Q(6/04)	10(b)
	10(b)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-05663	10-Q(9/05)	10(e)
	10(b)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 4 (designated as Amendment Number 3 in exhibit 10(b), Effective January 1, 2007	1-05663	10-Q(3/07)	10(b)
*	10(b)(6)	401(k) Savings and Investment Plan, As Amended and Restated Generally Effective December 1, 2015
	10(c)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(c)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(c)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature page thereto	1-05663	8-K(11/13/15)	10.1
	10(c)(4)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(3/26/13)	10.1
	10(c)(5)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Power LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(10/17/13)	10.2
	10(d)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(d)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(d)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
*	12(b)	Computation of Ratios of Earnings to Fixed Charges
*	23(b)	Consent of Independent Registered Public Accounting Firm
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Operating expenses
Administrative and general	$1,891	$1,534	$2,501
Merger transaction costs	4,591	17,848	—
Other operating expense	490	178	418
Total operating expenses	6,972	19,560	2,919
Operating loss	(6,972)	(19,560)	(2,919)
Equity income from subsidiaries, net of tax	141,636	162,331	155,360
Interest, net	(1,731)	(303)	(2,380)
Other income	17	2,457	3,392
Other expense	(1,142)	(158)	(38)
Income before income taxes	131,808	144,767	153,415
Federal and state income tax benefit	(1,861)	(9,972)	(7,270)
Net income applicable to common stock	$133,669	$154,739	$160,685
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Net income	$133,669	$154,739	$160,685
Other comprehensive income (loss), net of tax:
Postretirement benefits gain (loss) (net of tax expense of $3,670 in 2015, tax benefit of $4,378 in 2014, and tax expense of $3,137 in 2013)	5,869	(7,001)	5,016
Net gain on cash flow hedges (net of tax expense of $132 in 2015, $132 in 2014, and $925 in 2013)	211	212	1,478
Total other comprehensive income (loss), net of tax	6,080	(6,789)	6,494
Comprehensive income, net of tax	$139,749	$147,950	$167,179
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2015	2014
Assets
Current assets
Cash and cash equivalents	$2,236	$5,069
Accounts receivable - affiliate	7,669	8,967
Taxes receivable, net	14,746	2,288
Accumulated deferred federal and state income taxes, net	—	72,270
Cash surrender value of trust-owned life insurance policies	53,821	51,489
Prepayments	—	1,229
Interest receivable	—	555
Other current assets	—	12
Total current assets	78,472	141,879
Equity investment in investees	1,516,310	1,549,063
Tax credit fund investment, net	13,741	7,251
Accumulated deferred federal and state income taxes, net	123,690	71,397
Total assets	$1,732,213	$1,769,590

Liabilities and shareholders’ equity
Liabilities
Current liabilities
Accounts payable	$908	$4,386
Accounts payable - affiliate	5,389	59,014
Other current liabilities	10,975	12,123
Total current liabilities	17,272	75,523
Postretirement benefit obligations	5,848	8,337
Other deferred credits	587	2,071
Long-term debt	33,665	56,389
Total liabilities	57,372	142,320
Commitments and contingencies (Note 5)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,058,918 and 61,051,286 shares and outstanding 60,482,468 and 60,421,467 shares at December 31, 2015, and 2014, respectively	61,059	61,051
Premium on common stock	418,518	415,482
Retained earnings	1,245,014	1,208,712
Treasury stock, at cost, 576,450 and 629,819 shares at December 31, 2015, and 2014, respectively	(23,165)	(25,310)
Accumulated other comprehensive loss	(26,585)	(32,665)
Total shareholders’ equity	1,674,841	1,627,270
Total liabilities and shareholders’ equity	$1,732,213	$1,769,590
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2015	2014	2013
Operating activities
Net cash provided by operating activities	$128,909	$108,754	$159,430
Investing activities
Contributions to tax credit fund	(9,966)	(55,315)	(51,011)
Return of equity investment in tax credit fund	2,128	2,579	1,619
Premiums paid on trust-owned life insurance	(3,607)	(2,831)	(3,705)
Net cash used in investing activities	(11,445)	(55,567)	(53,097)
Financing activities
Draws on credit facility	57,000	97,000	48,000
Payments on credit facility	(80,000)	(45,000)	(68,000)
Repurchase of common stock	—	(12,449)	—
Dividends paid on common stock	(97,283)	(95,044)	(86,376)
Other financing	(14)	—	—
Net cash used in financing activities	(120,297)	(55,493)	(106,376)
Net decrease in cash and cash equivalents	(2,833)	(2,306)	(43)
Cash and cash equivalents at beginning of period	5,069	7,375	7,418
Cash and cash equivalents at end of period	$2,236	$5,069	$7,375

Supplementary cash flow information
Interest paid, net of amount capitalized	$130	$189	$217
Income taxes paid (refunded), net	$1,464	$15,013	$(46,928)
Supplementary non-cash investing and financing activity
Issuance of common stock - ESPP	$—	$220	$318
Non-cash contribution to subsidiary, net of tax	$—	$142,880	$—
Non-cash distribution from subsidiary, net of tax	$33,661	$138,080	$—
The accompanying notes are an integral part of the condensed financial statements.

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Corporation, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2015, Cleco Corporation’s restricted net assets of consolidated subsidiaries were $733.1 million and exceeded 25% of its total consolidated net assets.
Cleco Corporation’s only major, first-tier subsidiary is Cleco Power. Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco’s traditional retail and wholesale customers.
Prior to March 2014, when Evangeline owned and operated Coughlin, Midstream was also considered a first-tier subsidiary of Cleco Corporation. Subsequent to the transfer of Coughlin from Evangeline to Cleco Power in March 2014, Midstream was no longer considered a first-tier subsidiary.
The accompanying financial statements have been prepared to present the results of operations, financial condition, and cash flows of Cleco Corporation on a stand-alone basis as a holding company. Investments in subsidiaries and other investees are presented using the equity method. These financial statements should be read in conjunction with Cleco’s consolidated financial statements.

Note 2 — Debt
At December 31, 2015, and 2014, Cleco Corporation had no short-term debt outstanding.
At December 31, 2015, Cleco Corporation’s long-term debt outstanding was $34.0 million, of which none was due within one year, compared to $57.0 million of long-term debt at December 31, 2014, of which none was due within one year. The long-term debt at December 31, 2015, and 2014 was the result of outstanding draws on its $250.0 million credit facility.
At December 31, 2015, Cleco Corporation had $34.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.465%, leaving an available borrowing capacity of $216.0 million. The borrowings under the credit facility are considered to be long-term because the credit facility expires in 2018. The borrowing costs under the facility are equal to LIBOR plus 1.075% or ABR plus 0.075%, plus facility fees of 0.175%. At December 31, 2015, Cleco Corporation was in compliance with the covenants in its credit facility.

Note 3 — Cash Distributions and Equity Contributions
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Corporation by Cleco Power under specified circumstances. The most restrictive covenant requires Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. At December 31, 2015, $884.3 million of member’s equity was unrestricted.

The following table summarizes the cash distributions Cleco Corporation received from affiliates during 2015, 2014, and 2013:

	AT DEC. 31,
(THOUSANDS)	2015	2014	2013
Cleco Power	$135,000	$115,000	$105,000
Perryville	500	975	700
Attala	350	750	400
Total	$135,850	$116,725	$106,100

Cleco Corporation made no contributions to affiliates during 2015 and 2013. Cleco Corporation made a $138.1 million non-cash contribution to Cleco Power during 2014 related to the transfer of Coughlin from Evangeline to Cleco Power.

Note 4 — Income Taxes
Cleco Corporation (Parent Company Only) Condensed Statements of Income reflect income tax benefits of $1.9 million, $10.0 million, and $7.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. In addition to these amounts, income tax expense of $79.6 million, $77.1 million, and $86.8 million is reflected in equity income of subsidiaries, net of tax for the years ended December 31, 2015, 2014, and 2013, respectively.

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

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

July 28, 2015, the FCC’s consent to Cleco Corporation’s request to transfer certain licenses to Cleco Power became final. On December 1, 2015, the FCC granted Cleco Corporation’s request for an extension to transfer the licenses until June 11, 2016.
On February 10, 2015, Cleco Power filed an application with the LPSC seeking approval of the Merger. An ALJ hearing on the proposed Merger was held in November 2015, and on February 17, 2016, the ALJ issued a recommendation stating that the transaction as structured at the time of the hearing was not in the public interest. However, the ALJ ruled that, if the LPSC, within its broad discretion over mergers and acquisitions, determined that the transaction was in the public interest, approval should be conditioned on (1) the regulatory commitments made by Cleco Power and Cleco Partners be made a part of the transaction; and (2) consideration of double leveraging and tax issues be deferred for consideration in a future ratemaking proceeding, no later than 2017. On February 24, 2016, the LPSC denied the application to approve the Merger. Management is currently evaluating options relating to the Merger. If the Merger Agreement is terminated due to lack of regulatory approval, neither Cleco Corporation nor Cleco Partners would be required to pay a termination fee. If the Merger is completed, Cleco Corporation will pay an additional $12.0 million in contingency fees to its financial advisors.
For more information regarding the Merger see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Agreement and Plan of Merger.”

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

CLECO CORPORATION			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2015	$922	$2,986	$1,234	$2,674
Year Ended Dec. 31, 2014	$849	$1,980	$1,907	$922
Year Ended Dec. 31, 2013	$1,105	$1,232	$1,488	$849
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2015	$3,322	$—	$521	$2,801
Year Ended Dec. 31, 2014	$1,236	$4,133	$2,047	$3,322
Year Ended Dec. 31, 2013	$1,792	$—	$556	$1,236
Restricted Storm Reserve
Year Ended Dec. 31, 2015	$14,916	$1,261	$—	$16,177
Year Ended Dec. 31, 2014	$17,646	$1,414	$4,144	$14,916
Year Ended Dec. 31, 2013	$16,285	$1,593	$232	$17,646
(1) Included in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2015	$922	$2,986	$1,234	$2,674
Year Ended Dec. 31, 2014	$849	$1,980	$1,907	$922
Year Ended Dec. 31, 2013	$1,105	$1,232	$1,488	$849
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2015	$3,322	$—	$521	$2,801
Year Ended Dec. 31, 2014	$1,236	$4,133	$2,047	$3,322
Year Ended Dec. 31, 2013	$1,792	$—	$556	$1,236
Restricted Storm Reserve
Year Ended Dec. 31, 2015	$14,916	$1,261	$—	$16,177
Year Ended Dec. 31, 2014	$17,646	$1,414	$4,144	$14,916
Year Ended Dec. 31, 2013	$16,285	$1,593	$232	$17,646
(1) Included in the consolidated balance sheet

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATION
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(Chairman, President, and Chief Executive Officer)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	Chairman, President, and Chief Executive Officer	February 26, 2016
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Thomas R. Miller	Senior Vice President - Chief Financial Officer & Treasurer	February 26, 2016
(Thomas R. Miller)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller & Chief Accounting Officer	February 26, 2016
(Terry L. Taylor)	(Principal Accounting Officer)

DIRECTORS*
Vicky A. Bailey
Elton R. King
Logan W. Kruger
William L. Marks
Peter M. Scott III
Shelley Stewart, Jr.
William H. Walker, Jr.

*By:	/s/ Bruce A. Williamson	February 26, 2016
(Bruce A. Williamson, as Attorney-in-Fact)

CLECO CORPORATION
CLECO POWER	2015 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Bruce A. Williamson
(Bruce A. Williamson)
(Chief Executive Officer and Sole Manager)

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bruce A. Williamson	Chief Executive Officer and Sole Manager	February 26, 2016
(Bruce A. Williamson)	(Principal Executive Officer)
/s/ Thomas R. Miller	Senior Vice President - Chief Financial Officer & Treasurer	February 26, 2016
(Thomas R. Miller)	(Principal Financial Officer)
/s/ Terry L. Taylor	Controller and Chief Accounting Officer	February 26, 2016
(Terry L. Taylor)	(Principal Accounting Officer)