Form 10-Q
period 2016-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2016-05-09
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
Or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759
CLECO CORPORATE HOLDINGS LLC
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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether Cleco Corporate Holdings LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
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

On April 13, 2016, Cleco Corporate Holdings LLC (f/k/a Cleco Corporation) completed the merger contemplated by the Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Corporation, Cleco Partners L.P., and Cleco MergerSub Inc. As a result of the merger transaction, Cleco Corporate Holdings LLC became a privately held company and its equity shares are no longer publicly traded. At April 13, 2016, the outstanding membership interest of Cleco Corporate Holdings LLC was held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporate Holdings LLC, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

This Combined Quarterly Report on Form 10-Q is separately filed by Cleco Corporate Holdings LLC and Cleco Power LLC. Information in this filing relating to Cleco Power LLC is filed by Cleco Corporate Holdings LLC and separately by Cleco Power LLC on its own behalf. Cleco Power LLC makes no representation as to information relating to Cleco Corporate Holdings LLC (except as it may relate to Cleco Power LLC) or any other affiliate or subsidiary of Cleco Corporate Holdings LLC.
This report should be read in its entirety as it pertains to each respective Registrant. The Notes to the Unaudited Condensed Consolidated Financial Statements are combined.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
References in this filing, including all items in Parts I and II, to “Cleco” mean Cleco Corporate Holdings LLC (Cleco Holdings) and its subsidiaries, including Cleco Power, and references to “Cleco Power” mean Cleco Power LLC and its subsidiaries, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or the LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
CCR	Coal combustion by-products or residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CPP	Clean Power Plan
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Infrastructure and Real Assets, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors.

CO2	Carbon dioxide
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana. Coughlin was transferred to Cleco Power on March 15, 2014.
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Dolet Hills	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Inter-Bank Offer Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
Merger Sub	Cleco MergerSub Inc., a Louisiana corporation and an indirect wholly owned subsidiary of Cleco Partners
Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOx	Nitrogen oxides
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
PPA	Power Purchase Agreement
ppb	Parts per billion
PRP	Potentially Responsible Party
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP RE	Southwest Power Pool Regional Entity
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	the effects of the completion of the Merger on Cleco Holdings’ and Cleco Power’s business relationships, operating results, and business generally,

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

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage caused by hurricanes and other storms or severe drought conditions; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs or fuel supply costs, fuel shortages, transportation problems, or other developments; fuel mix of Cleco’s generating facilities; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

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

•	the ability to recover costs of compliance with environmental laws and regulations through the EAC,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

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

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of regulatory commitments made to the LPSC in connection with the Merger,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Holdings and Cleco Power,

•	ability to remain in compliance with debt covenants,

•
availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee work force factors, including work stoppages, aging workforce, and changes in key executives.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please see “Risk Factors” in this report and in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Holdings
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Holdings’ Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)	2016	2015
Operating revenue
Electric operations	$250,157	$277,514
Other operations	17,132	17,732
Gross operating revenue	267,289	295,246
Electric customer credits	(321)	211
Operating revenue, net	266,968	295,457
Operating expenses
Fuel used for electric generation	87,443	88,125
Power purchased for utility customers	23,105	44,081
Other operations	29,325	28,557
Maintenance	24,631	19,082
Depreciation and amortization	38,938	37,278
Taxes other than income taxes	12,907	13,472
Merger transaction costs	1,522	2,140
Gain on sale of asset	(1,095)	—
Total operating expenses	216,776	232,735
Operating income	50,192	62,722
Interest income	224	297
Allowance for equity funds used during construction	652	1,076
Other income	506	866
Other expense	(516)	(589)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	19,738	20,443
Allowance for borrowed funds used during construction	(185)	(321)
Total interest charges	19,553	20,122
Income before income taxes	31,505	44,250
Federal and state income tax expense	12,137	17,328
Net income applicable to common stock	$19,368	$26,922

Basic average number of common shares outstanding	60,528,489	60,463,693
Diluted average number of common shares outstanding	60,631,510	60,700,085
Basic earnings per average common share outstanding	$0.32	$0.45
Diluted earnings per average common share outstanding	$0.32	$0.44
Dividends declared per share of common stock	$0.40	$0.40
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015
Net income	$19,368	$26,922
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $330 in 2016 and $381 in 2015)	528	609
Net gain on cash flow hedges (net of tax expense of $33 in 2016 and 2015)	53	53
Total other comprehensive income, net of tax	581	662
Comprehensive income, net of tax	$19,949	$27,584
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Assets
Current assets
Cash and cash equivalents	$112,446	$68,246
Restricted cash and cash equivalents	4,879	9,263
Customer accounts receivable (less allowance for doubtful accounts of $3,202 in 2016 and $2,674 in 2015)	37,671	43,255
Other accounts receivable	27,812	27,677
Unbilled revenue	32,787	33,995
Fuel inventory, at average cost	51,670	72,838
Material and supplies, at average cost	80,174	76,731
Energy risk management assets	2,252	7,673
Accumulated deferred fuel	13,654	12,910
Cash surrender value of company-/trust-owned life insurance policies	74,308	73,823
Prepayments	5,692	7,883
Regulatory assets	16,641	14,117
Other current assets	2,641	448
Total current assets	462,627	448,859
Property, plant, and equipment
Property, plant, and equipment	4,691,445	4,661,212
Accumulated depreciation	(1,562,348)	(1,536,158)
Net property, plant, and equipment	3,129,097	3,125,054
Construction work in progress	70,772	66,509
Total property, plant, and equipment, net	3,199,869	3,191,563
Equity investment in investee	19,272	16,822
Prepayments	4,656	4,542
Restricted cash and cash equivalents	16,490	16,195
Regulatory assets - deferred taxes, net	237,030	236,941
Regulatory assets	280,177	284,689
Net investment in direct financing lease	13,453	13,464
Intangible asset	71,103	74,963
Tax credit fund investment, net	13,594	13,741
Other deferred charges	14,898	21,575
Total assets	$4,333,169	$4,323,354
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$19,967	$19,421
Accounts payable	73,032	93,822
Customer deposits	55,810	55,233
Provision for rate refund	3,017	2,696
Taxes payable	16,807	2,573
Interest accrued	23,894	7,814
Energy risk management liabilities	386	275
Regulatory liabilities - other	156	312
Deferred compensation	9,227	10,156
Other current liabilities	17,106	14,277
Total current liabilities	219,402	206,579
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	934,964	925,103
Accumulated deferred investment tax credits	3,121	3,245
Postretirement benefit obligations	206,807	205,036
Restricted storm reserve	16,475	16,177
Other deferred credits	31,006	24,670
Total long-term liabilities and deferred credits	1,192,373	1,174,231
Long-term debt, net	1,251,284	1,267,703
Total liabilities	2,663,059	2,648,513
Commitments and Contingencies (Note 11)
Shareholders’ equity
Common shareholders’ equity
Common stock, $1 par value, authorized 100,000,000 shares, issued 61,058,918 shares at March 31, 2016 and December 31,2015 and outstanding 60,547,639 and 60,482,468 shares at March 31, 2016, and December 31, 2015, respectively	61,059	61,059
Premium on common stock	415,409	418,518
Retained earnings	1,240,192	1,245,014
Treasury stock, at cost, 511,279 and 576,450 shares at March 31, 2016, and December 31, 2015, respectively	(20,546)	(23,165)
Accumulated other comprehensive loss	(26,004)	(26,585)
Total common shareholders’ equity	1,670,110	1,674,841
Total liabilities and shareholders’ equity	$4,333,169	$4,323,354
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015
Operating activities
Net income	$19,368	$26,922
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,285	38,744
Gain on sale of asset	(1,095)	—
Unearned compensation expense	1,003	1,843
Allowance for equity funds used during construction	(652)	(1,076)
Net deferred income taxes	8,770	15,058
Deferred fuel costs	719	10,218
Cash surrender value of company-/trust-owned life insurance	(484)	(765)
Changes in assets and liabilities
Accounts receivable	3,129	(5,688)
Unbilled revenue	1,207	6,434
Fuel inventory and materials and supplies	17,725	5,474
Prepayments	2,076	3,209
Accounts payable	(21,379)	(36,063)
Customer deposits	2,877	3,199
Postretirement benefit obligations	2,630	3,076
Regulatory assets and liabilities, net	4,582	3,839
Other deferred accounts	5,529	2,552
Taxes accrued	12,651	8,383
Interest accrued	16,037	14,367
Other operating	1,254	(400)
Net cash provided by operating activities	116,232	99,326
Investing activities
Additions to property, plant, and equipment	(35,476)	(36,297)
Allowance for equity funds used during construction	652	1,076
Proceeds from sale of property	1,909	212
Premiums paid on trust-owned life insurance	—	(1,229)
Contributions to equity investment in investee	(2,450)	—
Return of equity investment in tax credit fund	—	693
Contributions to tax credit fund	—	(461)
Transfer of cash from restricted accounts, net	4,088	5,377
Other investing	43	72
Net cash used in investing activities	(31,234)	(30,557)
Financing activities
Draws on credit facilities	3,000	33,000
Payments on credit facilities	(10,000)	(48,000)
Repayment of long-term debt	(8,546)	(8,053)
Dividends paid on common stock	(24,579)	(24,663)
Other financing	(673)	(640)
Net cash used in financing activities	(40,798)	(48,356)
Net increase in cash and cash equivalents	44,200	20,413
Cash and cash equivalents at beginning of period	68,246	44,423
Cash and cash equivalents at end of period	$112,446	$64,836

Supplementary cash flow information
Interest paid, net of amount capitalized	$2,460	$4,743
Income taxes (refunded) paid, net	$(481)	$558
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$11,874	$10,179
Additions to property, plant, and equipment - ARO	$961	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
	COMMON STOCK		TREASURY STOCK		PREMIUM ON COMMON STOCK	RETAINED EARNINGS	AOCI	TOTAL SHAREHOLDERS’ EQUITY
(THOUSANDS, EXCEPT SHARE AMOUNTS)	SHARES	AMOUNT	SHARES	COST
Balances, Dec. 31, 2015	61,058,918	$61,059	(576,450)	$(23,165)	$418,518	$1,245,014	$(26,585)	$1,674,841
Common stock issued for compensatory plans	—	—	65,171	2,619	(3,109)	—	—	(490)
Dividends on common stock, $0.40 per share	—	—	—	—	—	(24,190)	—	(24,190)
Net income	—	—	—	—	—	19,368	—	19,368
Other comprehensive income, net of tax	—	—	—	—	—	—	581	581
Balances, Mar. 31, 2016	61,058,918	$61,059	(511,279)	$(20,546)	$415,409	$1,240,192	$(26,004)	$1,670,110
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015
Operating revenue
Electric operations	$250,157	$277,514
Other operations	16,614	17,213
Affiliate revenue	232	333
Gross operating revenue	267,003	295,060
Electric customer credits	(321)	211
Operating revenue, net	266,682	295,271
Operating expenses
Fuel used for electric generation	87,443	88,125
Power purchased for utility customers	23,105	44,081
Other operations	29,399	28,482
Maintenance	24,538	18,944
Depreciation and amortization	38,603	36,983
Taxes other than income taxes	12,424	12,986
Gain on sale of asset	(1,095)	—
Total operating expenses	214,417	229,601
Operating income	52,265	65,670
Interest income	179	256
Allowance for equity funds used during construction	652	1,076
Other income	148	452
Other expense	(517)	(588)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	19,470	20,223
Allowance for borrowed funds used during construction	(185)	(321)
Total interest charges	19,285	19,902
Income before income taxes	33,442	46,964
Federal and state income tax expense	12,563	18,359
Net income	$20,879	$28,605
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015
Net income	$20,879	$28,605
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $125 in 2016 and tax benefit of $54 in 2015)	200	(87)
Net gain on cash flow hedges (net of tax expense of $33 in 2016 and 2015)	53	53
Total other comprehensive income (loss), net of tax	253	(34)
Comprehensive income, net of tax	$21,132	$28,571
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Assets
Utility plant and equipment
Property, plant, and equipment	$4,675,788	$4,645,698
Accumulated depreciation	(1,551,152)	(1,525,298)
Net property, plant, and equipment	3,124,636	3,120,400
Construction work in progress	70,423	66,069
Total utility plant, net	3,195,059	3,186,469
Current assets
Cash and cash equivalents	110,548	65,705
Restricted cash and cash equivalents	4,879	9,263
Customer accounts receivable (less allowance for doubtful accounts of $3,202 in 2016 and $2,674 in 2015)	37,671	43,255
Accounts receivable - affiliate	782	1,908
Other accounts receivable	27,685	27,553
Unbilled revenue	32,787	33,995
Fuel inventory, at average cost	51,670	72,838
Material and supplies, at average cost	80,174	76,731
Energy risk management assets	2,252	7,673
Accumulated deferred fuel	13,654	12,910
Cash surrender value of company-owned life insurance policies	20,083	20,003
Prepayments	4,634	6,309
Regulatory assets	16,641	14,117
Other current assets	2,231	337
Total current assets	405,691	392,597
Equity investment in investee	19,272	16,822
Prepayments	4,656	4,542
Restricted cash and cash equivalents	16,469	16,174
Regulatory assets - deferred taxes, net	237,030	236,941
Regulatory assets	280,177	284,689
Intangible asset	71,103	74,963
Other deferred charges	13,463	20,140
Total assets	$4,242,920	$4,233,337
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Liabilities and member’s equity
Member’s equity	$1,548,536	$1,552,404
Long-term debt, net	1,224,610	1,234,039
Total capitalization	2,773,146	2,786,443
Current liabilities
Long-term debt due within one year	19,967	19,421
Accounts payable	68,277	88,235
Accounts payable - affiliate	7,613	6,598
Customer deposits	55,810	55,233
Provision for rate refund	3,017	2,696
Taxes payable	27,905	17,045
Interest accrued	23,891	7,813
Energy risk management liabilities	386	275
Regulatory liabilities - other	156	312
Other current liabilities	13,141	10,078
Total current liabilities	220,163	207,706
Commitments and Contingencies (Note 11)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,046,270	1,043,531
Accumulated deferred investment tax credits	3,121	3,245
Postretirement benefit obligations	153,461	152,152
Restricted storm reserve	16,475	16,177
Other deferred credits	30,284	24,083
Total long-term liabilities and deferred credits	1,249,611	1,239,188
Total liabilities and member’s equity	$4,242,920	$4,233,337
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015
Operating activities
Net income	$20,879	$28,605
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	39,774	38,242
Gain on sale of asset	(1,095)	—
Allowance for equity funds used during construction	(652)	(1,076)
Net deferred income taxes	1,854	(1,459)
Deferred fuel costs	719	10,218
Changes in assets and liabilities
Accounts receivable	3,130	(5,835)
Accounts and notes receivable, affiliate	1,716	445
Unbilled revenue	1,207	6,434
Fuel inventory and materials and supplies	17,725	5,474
Prepayments	1,560	1,378
Accounts payable	(20,581)	(29,868)
Accounts and notes payable, affiliate	731	(790)
Customer deposits	2,877	3,199
Postretirement benefit obligations	1,189	1,922
Regulatory assets and liabilities, net	4,582	3,839
Other deferred accounts	5,529	2,552
Taxes accrued	10,859	28,513
Interest accrued	16,078	14,512
Other operating	2,176	713
Net cash provided by operating activities	110,257	107,018
Investing activities
Additions to property, plant, and equipment	(35,453)	(36,232)
Allowance for equity funds used during construction	652	1,076
Proceeds from sale of property	1,909	212
Contributions to equity investment in investee	(2,450)	—
Transfer of cash from restricted accounts, net	4,088	5,377
Other investing	43	72
Net cash used in investing activities	(31,211)	(29,495)
Financing activities
Draws on credit facility	—	20,000
Payments on credit facility	—	(40,000)
Repayment of long-term debt	(8,546)	(8,053)
Distributions to parent	(25,000)	(25,000)
Other financing	(657)	(640)
Net cash used in financing activities	(34,203)	(53,693)
Net increase in cash and cash equivalents	44,843	23,830
Cash and cash equivalents at beginning of period	65,705	39,162
Cash and cash equivalents at end of period	$110,548	$62,992

Supplementary cash flow information
Interest paid, net of amount capitalized	$2,334	$4,557
Income taxes (refunded) paid, net	$(485)	$565
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$11,849	$9,640
Additions to property, plant, and equipment - ARO	$961	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member's Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2015	$1,569,496	$(17,092)	$1,552,404
Other comprehensive income, net of tax	—	253	253
Distributions to parent	(25,000)	—	(25,000)
Net income	20,879	—	20,879
Balances, Mar. 31, 2016	$1,565,375	$(16,839)	$1,548,536
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Holdings and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco Holdings and Cleco Power
Note 3	Regulatory Assets and Liabilities	Cleco Holdings and Cleco Power
Note 4	Fair Value Accounting	Cleco Holdings and Cleco Power
Note 5	Debt	Cleco Holdings and Cleco Power
Note 6	Pension Plan and Employee Benefits	Cleco Holdings and Cleco Power
Note 7	Income Taxes	Cleco Holdings and Cleco Power
Note 8	Disclosures about Segments	Cleco Holdings
Note 9	Regulation and Rates	Cleco Holdings and Cleco Power
Note 10	Variable Interest Entities	Cleco Holdings and Cleco Power
Note 11	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Holdings and Cleco Power
Note 12	Affiliate Transactions	Cleco Holdings and Cleco Power
Note 13	Accumulated Other Comprehensive Loss	Cleco Holdings and Cleco Power
Note 14	Agreement and Plan of Merger	Cleco Holdings

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The Condensed Consolidated Financial Statements of Cleco Holdings and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. Because the interim Condensed Consolidated Financial Statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2015.
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
Cleco’s property, plant, and equipment consisted of:

(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Regulated utility plants	$4,675,788	$4,645,698
Other	15,657	15,514
Total property, plant, and equipment	4,691,445	4,661,212
Accumulated depreciation	(1,562,348)	(1,536,158)
Net property, plant, and equipment	$3,129,097	$3,125,054

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Current:
Cleco Katrina/Rita’s storm recovery bonds	$3,580	$9,263
Cleco Power’s sale of property	1,299	—
Total current	4,879	9,263
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	16,469	16,174
Total non-current	16,490	16,195
Total restricted cash and cash equivalents	$21,369	$25,458

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the three months ended March 31, 2016, Cleco Katrina/Rita collected $5.2 million net of administration fees. In March 2016, Cleco Katrina/Rita used $8.5 million for a scheduled storm recovery bond principal payment and $2.3 million for a related interest payment.
On March 14, 2016, Cleco Power sold property for $1.3 million. Cleco Power intends to use the proceeds from the sale to purchase like-kind property and has identified potential replacement properties.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally on the date of acquisition or debt issuance. Cleco and Cleco Power disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes. For more information about fair value levels, see Note 4 — “Fair Value Accounting.”

Risk Management
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes in value arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges. Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power, FTRs, and natural gas. Cleco evaluates derivatives and hedging activities to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss is deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018. There were no open natural gas positions at March 31, 2016, or December 31, 2015.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At March 31, 2016, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $2.3 million in Energy risk management assets and $0.4 million in Energy risk management liabilities, compared to $7.7 million in Energy risk management assets and $0.3 million in Energy risk management liabilities at December 31, 2015. For more information on FTRs, see Note 4 — “Fair Value Accounting — Commodity Contracts.”
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, aggregate counterparty credit exposure, and aggregate counterparty concentration levels. Cleco manages these risks by establishing appropriate credit and concentration limits on transactions with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties or their affiliates, as deemed necessary. Cleco Power has agreements in place with various counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For the three months ended March 31, 2016, and the year ended December 31, 2015, Cleco did not enter into any contracts to mitigate the volatility in interest rate risk.

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

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

Earnings per Average Common Share
The following tables show the calculation of basic and diluted earnings per share:

				FOR THE THREE MONTHS ENDED MAR. 31,
			2016			2015
(THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)	INCOME	SHARES	PER SHARE AMOUNT	INCOME	SHARES	PER SHARE AMOUNT
Basic net income applicable to common stock	$19,368	60,528,489	$0.32	$26,922	60,463,693	$0.45
Effect of dilutive securities
Add: restricted stock (LTIP)		103,021			236,392
Diluted net income applicable to common stock	$19,368	60,631,510	$0.32	$26,922	60,700,085	$0.44

Stock-Based Compensation
At March 31, 2016, Cleco had two stock-based compensation plans: the ESPP and the LTIP. As a result of the completion of the Merger, on April 13, 2016, the ESPP and the LTIP were terminated.
Prior to the completion of the Merger, pursuant to the LTIP, certain officers, key employees, and directors of Cleco were eligible to be granted stock options, restricted stock, also known as non-vested stock, common stock equivalents, and stock appreciation rights. During the three months ended March 31, 2016, Cleco granted no shares of non-vested stock pursuant to the LTIP. As a result of the Merger on April 13, 2016, all unvested shares outstanding under the LTIP that were granted prior to January 1, 2015, were vested at target and paid out in cash to plan participants and unvested shares that were granted during 2015 were prorated to the target amount and paid out in cash to plan participants in accordance with the terms of the Merger Agreement. In April 2016, Cleco incurred $2.3 million of merger expense due to the accelerated vesting of the LTIP shares. For more information about the Merger, see Note 14 — “Agreement and Plan of Merger.”
Cleco and Cleco Power reported pretax compensation expense for their share-based compensation plans as shown in the following table:

	FOR THE THREE MONTHS ENDED MAR. 31,
	2016	2015	2016	2015
(THOUSANDS)	CLECO		CLECO POWER
Equity classification
Non-vested stock	$969	$1,785	$352	$444
Tax benefit	$373	$687	$135	$171

Common Stock Repurchase Program
Prior to the completion of the Merger, Cleco Holdings had a common stock repurchase program that authorized management to repurchase shares of common stock. During the three months ended March 31, 2016 and 2015, no shares of common stock were repurchased. Upon completion of the Merger on April 13, 2016, the common stock repurchase program was terminated. For more information about the Merger, see Note 14 — “Agreement and Plan of Merger.”

Note 2 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity must identify the performance obligations in a contract and the transaction price, and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. In August 2015, FASB amended the revenue recognition guidance to provide for a one-year deferral of the effective date. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Cleco does not plan to early adopt the amended guidance. Reporting entities have the option of using either a full retrospective or a modified retrospective approach. Management will evaluate the advantages and disadvantages of each transition method before selecting the method of adoption. Management is assessing the potential areas of impact, including the identification of specific contracts that would fall under the scope of this guidance. Management will continue evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
In July 2015, FASB issued the accounting guidance to simplify the measurement of inventory. This guidance requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. These amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
In January 2016, FASB amended the guidance for recognition and measurement of financial assets and liabilities. These amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption of certain provisions

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

of this guidance is permitted as of the beginning of the fiscal year of adoption. Entities should apply these amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair value should be applied prospectively to equity investments that exist as of the date of adoption. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In February 2016, FASB amended the guidance to account for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes practical expedients that may be elected by entities. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
In February 2016, FASB amended the derivatives and hedging accounting guidance to address the effect of derivative contract novations on existing hedge accounting relationships. The amended guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of the hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Entities have the option to apply these amendments on either a prospective basis or a modified retrospective basis. This guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In March 2016, FASB amended the derivatives and hedging accounting guidance related to contingent put and call options in debt instruments. This guidance clarifies the requirements for assessing whether contingent put and call options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Entities performing the assessment will be required to assess the embedded put and call options solely in accordance with the four-step decision sequence clarified in the amended guidance. The adoption of this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Entities should apply these amendments on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
In March 2016, FASB amended the accounting guidance to simplify the transition to the equity method of accounting. This guidance impacts entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. This amended guidance eliminates the requirement to retroactively adopt the equity method of accounting. The adoption of this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. These amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that results in the adoption of the equity method. Management does not expect this guidance to have any impact on the results of operations, financial condition, or cash flows of the Registrants.
In March 2016, FASB amended the stock compensation guidance to provide for improvements to employee share-based payment accounting. The adoption of this guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those periods. Early adoption is permitted. As a result of the Merger on April 13, 2016, Cleco Holdings no longer has common stock. As a result, this guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Regulatory assets – deferred taxes, net	$237,030	$236,941
Mining costs	8,284	8,921
Interest costs	5,131	5,221
AROs	1,639	2,462
Postretirement costs	147,823	150,274
Tree trimming costs	5,639	6,318
Training costs	6,824	6,863
Surcredits, net	8,754	9,661
Amended lignite mining agreement contingency	3,781	3,781
AMI deferred revenue requirement	5,181	5,318
Production operations and maintenance expenses	11,088	12,436
AFUDC equity gross-up	71,061	71,444
Acadia Unit 1 acquisition costs	2,521	2,548
Financing costs	8,940	9,032
Biomass costs	42	50
MISO integration costs	2,106	2,340
Coughlin transaction costs	1,022	1,030
Corporate franchise tax	90	373
Acadia FRP true-up	189	377
MATS costs	6,405	—
Other	298	357
Total regulatory assets	296,818	298,806
PPA true-up	(156)	(312)
Fuel and purchased power	13,654	12,910
Total regulatory assets, net	$547,346	$548,345

MATS Costs
On February 1, 2016, the LPSC approved Cleco Power’s request to recover the revenue requirements associated with the installation of MATS equipment. The MATS rule, finalized in February 2012, required affected EGUs to meet specific emission standards and work practice standards to address hazardous air pollutants by April 16, 2015. The LPSC approval also allowed Cleco Power to record a regulatory asset of $7.1 million representing the unrecovered revenue requirements of the MATS equipment placed into service in the years prior to the LPSC review and approval. This amount is being amortized over three years.

Note 4 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2016, and December 31, 2015, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2016		AT DEC. 31, 2015
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Cash equivalents	$107,700	$107,700	$64,200	$64,200
Restricted cash equivalents	$21,200	$21,200	$25,384	$25,384
Long-term debt	$1,283,984	$1,466,817	$1,299,529	$1,463,989

Cleco Power
	AT MAR. 31, 2016		AT DEC. 31, 2015
(THOUSANDS)	CARRYING VALUE	ESTIMATED FAIR VALUE	CARRYING VALUE	ESTIMATED FAIR VALUE
Cash equivalents	$106,700	$106,700	$62,000	$62,000
Restricted cash equivalents	$21,179	$21,179	$25,363	$25,363
Long-term debt	$1,256,984	$1,439,817	$1,265,529	$1,429,989

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are either measured or disclosed at their fair value according to three different levels depending on the inputs used in determining fair value.

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis:

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$128,900	$—	$128,900	$—	$89,584	$—	$89,584	$—
FTRs	2,252	—	—	2,252	7,673	—	—	7,673
Total assets	$131,152	$—	$128,900	$2,252	$97,257	$—	$89,584	$7,673
Liability description
Long-term debt	$1,466,817	$—	$1,466,817	$—	$1,463,989	$—	$1,463,989	$—
FTRs	386	—	—	386	275	—	—	275
Total liabilities	$1,467,203	$—	$1,466,817	$386	$1,464,264	$—	$1,463,989	$275

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$127,879	$—	$127,879	$—	$87,363	$—	$87,363	$—
FTRs	2,252	—	—	2,252	7,673	—	—	7,673
Total assets	$130,131	$—	$127,879	$2,252	$95,036	$—	$87,363	$7,673
Liability description
Long-term debt	$1,439,817	$—	$1,439,817	$—	$1,429,989	$—	$1,429,989	$—
FTRs	386	—	—	386	275	—	—	275
Total liabilities	$1,440,203	$—	$1,439,817	$386	$1,430,264	$—	$1,429,989	$275

The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015
Beginning balance	$7,398	$9,949
Unrealized losses*	(832)	(1,710)
Purchases	46	63
Settlements	(4,746)	(6,489)
Ending balance	$1,866	$1,813
* Unrealized gains and losses are reported in Accumulated deferred fuel on the balance sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of March 31, 2016, and December 31, 2015:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH

FTRs at Mar. 31, 2016	$2,252	$386	RTO auction pricing	FTR price - per MWh	$(2.78)	$3.36
FTRs at Dec. 31, 2015	$7,673	$275	RTO auction pricing	FTR price - per MWh	$(3.63)	$4.51

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
At March 31, 2016, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $107.7 million, $4.9 million, and $16.3 million, respectively, at March 31, 2016. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $106.7 million, $4.9 million, and $16.3 million, respectively, at March 31, 2016. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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
During the three months ended March 31, 2016, and the year ended December 31, 2015, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2016, and December 31, 2015:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2016	AT DEC. 31, 2015
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$2,252	$7,673
Current	Energy risk management liabilities	386	275
Commodity-related contracts, net		$1,866	$7,398

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2016, and 2015:

		FOR THE THREE MONTHS ENDED MAR. 31,
		2016	2015
(THOUSANDS)	DERIVATIVES LINE ITEM	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
Commodity contracts
FTRs(1)	Electric operations	$8,520	$15,508
FTRs(1)	Power purchased for utility customers	(5,723)	(8,037)
Total		$2,797	$7,471
(1) At March 31, 2016, and 2015, unrealized losses associated with FTRs of $0.8 million and $1.7 million, respectively, were reported in Accumulated deferred fuel on the balance sheet.

At March 31, 2016, and December 31, 2015, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. FTRs are not designated as hedging instruments for accounting purposes. The total volume of FTRs that Cleco Power had outstanding at March 31, 2016, and December 31, 2015, was 3.3 million MWh and 8.4 million MWh, respectively.

Note 5 — Debt

Short-term Debt
At March 31, 2016, and December 31, 2015, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At March 31, 2016, Cleco’s long-term debt outstanding was $1.27 billion, of which $20.0 million was due within one year. The long-term debt due within one year at March 31, 2016, represents $17.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.7 million of capital lease payments. For Cleco, long-term debt decreased $15.9 million from December 31, 2015, primarily due to an $8.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2016, a $7.0 million net decrease in credit facility borrowings outstanding, and a $0.7 million decrease in capital lease obligations. These decreases were partially offset by debt issuance cost and debt discount amortizations of $0.3 million.
In connection with the Merger on April 13, 2016, Cleco Holdings issued $1.35 billion of variable rate debt. The variable rate debt has a three-year term. Cleco Holdings intends to refinance the variable rate debt with long-term

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

financing, markets permitting, within 12 months of the Merger closing.
At March 31, 2016, Cleco Power’s long-term debt outstanding was $1.24 billion, of which $20.0 million was due within one year. The long-term debt due within one year at March 31, 2016, represents $17.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.7 million of capital lease payments. For Cleco Power, long-term debt decreased $8.9 million from December 31, 2015, primarily due to an $8.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2016 and a $0.7 million decrease in capital lease obligations. These decreases were partially offset by debt issuance cost and debt discount amortizations of $0.3 million.

Credit Facilities
At March 31, 2016, Cleco Holdings had $27.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.475%, leaving an available borrowing capacity of $223.0 million. The borrowings under the credit facility were considered to be long-term because the credit facility was set to expire in 2018. On April 13, 2016, in connection with the completion of the Merger, the $27.0 million draw was repaid and the credit facility was replaced with a new $100.0 million credit facility. The new credit facility has similar terms as the previous facility and expires in 2021. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus facility fees of 0.275%. On May 4, 2016, Cleco Holdings had no borrowings outstanding under its new $100.0 million credit facility.
At March 31, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power had a $2.0 million letter of credit issued to MISO, leaving an available borrowing capacity of $298.0 million. On April 13, 2016, in connection with the completion of the Merger, Cleco Power’s credit facility was replaced with a new $300.0 million credit facility. The new credit facility has similar terms as the previous facility and expires in 2021. The borrowing costs under Cleco Power’s new credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus facility fees of 0.125%. Upon completion of the Merger on April 13, 2016, the $2.0 million letter of credit issued to MISO is covered under a standing letter of credit and does not reduce the borrowing capacity of Cleco Power’s new credit facility. On May 4, 2016, Cleco Power had no borrowings outstanding under its new $300.0 million credit facility.

Note 6 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2015 and does not expect to make any in 2016. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents may be eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three months ended March 31, 2016, and 2015 are as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
	2016	2015	2016	2015
(THOUSANDS)	PENSION BENEFITS		OTHER BENEFITS
Components of periodic benefit costs:
Service cost	$2,262	$2,526	$380	$395
Interest cost	5,507	5,127	420	401
Expected return on plan assets	(6,010)	(5,834)	—	—
Amortizations:
Prior period service (credit) cost	(18)	(18)	30	30
Net loss	2,469	3,346	160	210
Net periodic benefit cost	$4,210	$5,147	$990	$1,036

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for both the three months ended March 31, 2016, and 2015 was $0.4 million.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2016, and 2015 was $0.8 million and $0.9 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at March 31, 2016, and December 31, 2015, are as follows:

(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Cleco
Current	$3,613	$3,613
Non-current	$38,887	$39,457
Cleco Power
Current	$3,140	$3,140
Non-current	$33,801	$34,300

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

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

the limits of the 401(k) Plan. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on SERP participants. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies from which the officer retired. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue. Management will review current market trends as it evaluates Cleco’s future compensation strategy.
In accordance with the SERP plan document and the Merger Agreement, four executives received enhanced benefits, and upon termination of employment, two of these executives received accelerated vesting.
The components of net periodic benefit cost related to SERP for the three months ended March 31, 2016, and 2015 are as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015
Components of periodic benefit costs:
Service cost	$583	$630
Interest cost	731	758
Amortizations:
Prior period service cost	13	13
Net loss	655	726
Net periodic benefit cost	$1,982	$2,127

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.4 million for the three months ended March 31, 2016, compared to $0.5 million for the same period in 2015.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2016, and December 31, 2015, are as follows:

(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Cleco
Current	$3,238	$3,238
Non-current	$69,632	$69,049
Cleco Power
Current	$1,000	$1,000
Non-current	$21,371	$21,321

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions can be in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Prior to the close of the Merger on April 13, 2016, employer contributions could also be in the form of Cleco Corporation common stock. Plan participants were allowed to choose whether to have the dividends on Cleco Corporation common stock distributed in cash or reinvested in additional shares of Cleco Corporation common stock. Participation in the 401(k) Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2016, and 2015 is as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015
401(k) Plan expense	$1,374	$1,425

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for each of the three months ended March 31, 2016, and 2015 was $0.3 million.

Note 7 — Income Taxes
The following table summarizes the effective income tax rates for Cleco and Cleco Power for the three months ended March 31, 2016, and 2015:

	FOR THE THREE MONTHS ENDED MAR. 31,
	2016	2015
Cleco	38.5%	39.2%
Cleco Power	37.6%	39.1%

Effective Tax Rates
For the three months ended March 31, 2016, and 2015 the effective income tax rate for Cleco was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, settlements with taxing authorities, and state tax expense.
For the three months ended March 31, 2016, and 2015 the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, settlements with taxing authorities, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of March 31, 2016, and December 31, 2015, Cleco had a deferred tax asset resulting from NMTC carryforwards of $96.8 million and $96.5 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of March 31, 2016, Cleco had no federal net operating loss carryforward and a state net operating loss carryforward of $109.3 million. The state net operating loss carryforward will begin to expire in 2031. Cleco considers it more likely than not that these income tax losses will be utilized to reduce future

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

payments of income taxes and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At March 31, 2016, and December 31, 2015, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the three months ended March 31, 2016, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At March 31, 2016, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2016, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
The federal income tax years that remain subject to examination by the IRS are 2012, 2013, 2014, and 2015. The IRS has concluded its audit for the years 2010 through 2014.
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
Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2016, and 2015, no penalties were recognized.

Note 8 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary.
Cleco Power, the reportable segment, engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco’s Board of Directors. The reportable segment prepares budgets that are presented to and approved by Cleco’s Board of Directors. The column shown as Other in the chart below includes the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary.
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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MAR. 31,
2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$250,157	$—	$—	$250,157
Other operations	16,614	518	—	17,132
Electric customer credits	(321)	—	—	(321)
Affiliate revenue	232	13,024	(13,256)	—
Operating revenue, net	$266,682	$13,542	$(13,256)	$266,968
Depreciation and amortization	$38,603	$335	$—	$38,938
Merger transaction costs	$—	$1,539	$(17)	$1,522
Interest charges	$19,285	$278	$(10)	$19,553
Interest income	$179	$55	$(10)	$224
Federal and state income tax expense (benefit)	$12,563	$(426)	$—	$12,137
Net income (loss)	$20,879	$(1,511)	$—	$19,368
Additions to property, plant, and equipment	$35,453	$23	$—	$35,476
Equity investment in investees	$19,272	$—	$—	$19,272
Total segment assets	$4,242,920	$(14,679)	$104,928	$4,333,169

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$277,514	$—	$—	$277,514
Other operations	17,213	520	(1)	17,732
Electric customer credits	211	—	—	211
Affiliate revenue	333	12,804	(13,137)	—
Operating revenue, net	$295,271	$13,324	$(13,138)	$295,457
Depreciation and amortization	$36,983	$295	$—	$37,278
Merger transaction costs	$—	$2,140	$—	$2,140
Interest charges	$19,902	$115	$105	$20,122
Interest income	$256	$(63)	$104	$297
Federal and state income tax expense (benefit)	$18,359	$(1,030)	$(1)	$17,328
Net income (loss)	$28,605	$(1,684)	$1	$26,922
Additions to property, plant, and equipment	$36,232	$65	$—	$36,297
Equity investment in investees (1)	$16,822	$—	$—	$16,822
Total segment assets (1)	$4,233,337	$21,471	$68,546	$4,323,354
(1) Balances as of December 31, 2015

Note 9 — Regulation and Rates
At March 31, 2016, Cleco Power’s provision for rate refund consisted of $2.8 million for a proposed ROE reduction of transmission rates that Cleco Power was allowed to collect under the MISO tariff and $0.2 million related to Cleco Power’s monitoring report for the 12-month period ended June 30, 2015.
On April 7, 2016, the LPSC issued an order approving the Merger. Included in the commitments of the order were $136.0 million of rate credits to eligible customers. On April 25, 2016, in accordance with the LPSC commitments, Cleco Power deposited these funds into an escrow account. On April 28, 2016, the LPSC voted to issue credits equally among customers with service on June 30, 2016. Also included in the commitments of the order were $1.2 million of annual estimated cost of service savings expected as a result of the Merger. This amount will be refunded to customers annually until Cleco Power’s next FRP becomes effective. The annual cost savings will be included in the monitoring report, but will not be subject to any sharing mechanism in the current FRP.

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of March 31, 2016, Cleco Power had $2.8 million accrued for proposed ROE reductions for the period December 2013 through March 2016. For more information on the ROE complaint, see Note 11 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ended June 30. Cleco Power was scheduled to file an application with the LPSC to extend its FRP by June 30, 2017. However, as part of the Merger approval process Cleco Power agreed not to file an application for a new FRP or request an increase in base rates until June 30, 2019.
On October 31, 2015, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2015, which indicated that $0.2 million is due to be returned to eligible customers. A review of this report by the LPSC has not been completed.

Note 10 — Variable Interest Entities
Cleco and Cleco Power apply the equity method of accounting to report the investment in Oxbow. Under the equity method, the assets and liabilities of this entity are reported as Equity investment in investee on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of this entity are netted and reported as Equity income or loss from investees on Cleco and Cleco Power’s Condensed Consolidated Statements of Income.
Equity investment in investee at March 31, 2016, represents Cleco Power’s $19.3 million investment in Oxbow. Oxbow is owned 50% by Cleco Power and 50% by SWEPCO and is accounted for as an equity method investment. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2016, consisted of its equity investment of $19.3 million. During the three months ended March 31, 2016, Cleco Power made $2.5 million of cash contributions to its equity investment in Oxbow as a result of the expected transition from the Dolet Hills mine to the Oxbow mine by May 2017. The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Purchase price	$12,873	$12,873
Cash contributions	6,399	3,949
Total equity investment in investee	$19,272	$16,822

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Oxbow’s net assets/liabilities	$38,544	$33,645
Cleco Power’s 50% equity	$19,272	$16,822
Cleco Power’s maximum exposure to loss	$19,272	$16,822

The following tables contain summarized financial information for Oxbow:

(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Current assets	$1,984	$2,794
Property, plant, and equipment, net	25,898	23,749
Other assets	11,493	7,220
Total assets	$39,375	$33,763
Current liabilities	$831	$118
Partners’ capital	38,544	33,645
Total liabilities and partners’ capital	$39,375	$33,763

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015
Operating revenue	$2,101	$854
Operating expenses	2,101	854
Income before taxes	$—	$—

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

Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to CERCLA (also known as the Superfund statute) for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The special notice requested that Cleco and Cleco Power, along with many other listed PRPs, enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. The EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List on March 8, 2004, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has yet been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to two PRP’s, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in December 2009. The Tier 1 part of the study was completed in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. The draft Tier 2 remedial investigation report was submitted in December 2014. In 2015, remedial investigation activities included the collection and analysis of sediment, crawfish, and fish tissue samples. After reviewing the sample analysis, in August 2015, the Louisiana Department of Health and Hospitals updated the advisory for the area to advise that fish and crawfish from the area should not be eaten. The final Tier 2 remedial investigation report was made public in December 2015. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Merger
In connection with the Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalued Cleco, and failing to disclose material information about the Merger. The petitions also alleged that Cleco Partners, Cleco Corporation, Merger Sub, and in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses.
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

On November 14, 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted on November 19, 2014. On December 3, 2014, the Court consolidated the remaining three actions and appointed interim co-lead counsel. On December 18, 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction (the Consolidated Amended Petition). The consolidated action named Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Amended Petition alleged, among other things, that Cleco Corporation’s directors breached their fiduciary duties to Cleco’s shareholders and grossly mismanaged Cleco by approving the Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized, engaging in self-dealing by ignoring conflicts of interest, and failing to disclose material information about the Merger. The

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

Consolidated Amended Petition further alleged that all defendants conspired to commit the breaches of fiduciary duty. Cleco believes that the allegations of the Consolidated Amended Petition are without merit and that it has substantial meritorious defenses to the claims set forth in the Consolidated Amended Petition.
The three actions filed in the Civil District Court for Orleans Parish are captioned as follows:

•	Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),

•	Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and

•	Cashen v. Cleco Corporation, No. 2014-11236 (filed November 21, 2014).

Both the Butler and Cashen actions name Cleco Corporation, its directors, Cleco Partners, Merger Sub, Macquarie Infrastructure and Real Assets Inc. (MIRA), British Columbia Investment Management Corporation, and John Hancock Financial as defendants. The Creative Life Services action names Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, and Macquarie Infrastructure Partners III, L.P., as defendants. On December 11, 2014, the plaintiff in the Butler action filed an Amended Class Action Petition for Damages. Each petition alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties to Cleco’s shareholders by approving the Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also alleged that the directors breached their fiduciary duties by failing to disclose material information about the Merger. Each petition further alleged that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. On December 23, 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. On December 30, 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. On January 23, 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 5, 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 25, 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote at the Special Meeting of Shareholders held on February 26, 2015, for approval of the Merger Agreement. Following the hearing, the Court denied the plaintiffs’ motion. On June 19, 2015, three of the plaintiffs filed their Second Consolidated Amended Verified Derivative and Class Action Petition. This will be considered according to a schedule established by the Ninth Judicial District Court for Rapides Parish. Cleco filed exceptions seeking dismissal of the amended petition on

July 24, 2015. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.
On March 21, 2016, plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. By their agreement to an Order that was entered on March 31, 2016, the plaintiffs indicated that they will file yet another amended Petition within 30 days after closing of the Merger, which occurred on April 13, 2016. This Order also established a schedule for the defendants to file exceptions to such amended Petition and for briefing of same.

Gulf Coast Spinning
In September 2015, a potential customer sued Cleco for failure to fully perform an alleged verbal agreement to lend or otherwise fund its startup costs to the extent of $6.5 million. Gulf Coast Spinning Company, LLC (Gulf Coast), the primary plaintiff, alleges that Cleco promised to assist it in raising approximately $60.0 million, which Gulf Coast needed to construct a cotton spinning facility near Bunkie, Louisiana. According to the petition filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana (the “District Court”), Cleco made such promises of funding assistance in order to cultivate a new industrial electric customer which would increase its revenues under a power supply agreement that it executed with Gulf Coast. Gulf Coast seeks unspecified damages arising from its inability to raise sufficient funds to complete the project, including lost profits.
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The District Court denied Cleco’s exception in December 2015, after considering briefs and arguments. On January 21, 2016, Cleco appealed the District Court’s denial of its exception by filing with the Third Circuit Court of Appeal for the State of Louisiana.
Currently, all proceedings have been stayed by agreement of the parties pending their discussions concerning settlement. Cleco believes the allegations of the petition are contradicted by the written documents executed by Gulf Coast, are otherwise without merit, and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

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

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. Although the full effect of this remand is unknown at this time, it could result in lower annual operating costs to Cleco Power as the MATS equipment may be operated at a lower level and result in less reagent use. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Transmission ROE
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussion. In December 2015, the ALJ issued an initial decision in this docket recommending a 10.32% ROE. A binding FERC order is expected to be issued during the second half of 2016. In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding. A second ROE case was filed in February 2015 and is pending litigation. As of March 31, 2016, Cleco Power had $2.8 million accrued for a possible reduction to the ROE for the period December 2013 through March 2016. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2016, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $5.0 million and has accrued this amount.

Off-Balance Sheet Commitments
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require the Registrants to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees.
Cleco Holdings entered into these off-balance sheet commitments in order to entice desired counterparties to contract with its affiliates by providing some measure of credit assurance to the counterparty in the event Cleco’s affiliates do not fulfill certain contractual obligations. If Cleco Holdings had not provided the off-balance sheet commitments, the desired counterparties may not have contracted with Cleco’s affiliates, or may have contracted with them at terms less favorable to its affiliates.
The off-balance sheet commitments are not recognized on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets because management has determined that Cleco and Cleco Power’s affiliates are able to perform these obligations under their contracts and that it is not probable that payments by Cleco or Cleco Power will be required.
Cleco Holdings provided guarantees and indemnities to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville facility in 2005. At March 31, 2016, the remaining indemnifications relate to environmental matters that may have been present prior to closing. These remaining indemnifications have no limitations to time. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under these guarantees.
On behalf of Acadia, Cleco Holdings provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. At March 31, 2016, the remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no limitations as to time or maximum potential future payments. Currently, management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
Cleco Holdings provided indemnifications to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnifications to Cleco Holdings and Evangeline as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power, Cleco Holdings, and Evangeline for their respective indemnifications is $40.0 million, except for

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

indemnifications relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Currently, management does not expect to be required to make any payments under these indemnifications.

On-Balance Sheet Guarantees
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if they do not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. At March 31, 2016, Cleco Power had a liability of $3.8 million related to the amended agreement. The maximum projected payment by Cleco Power under this guarantee is estimated to be $106.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Other Commitments

NMTC Fund
In 2008, Cleco Holdings and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco Holdings has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Holdings. In total, Cleco Holdings contributed $283.7 million of equity contributions to the NMTC Fund and will receive at least $302.0 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the NMTC Fund as net tax benefits are delivered.
Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of March 31, 2016, was $17.8 million. The amount of tax benefits delivered but not utilized as of March 31, 2016, was $99.6 million and is reflected as a deferred tax asset.
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

Risks and Uncertainties

Cleco Holdings
Cleco Holdings could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco Holdings or its affiliates are not in compliance with loan agreements or bond indentures.

Other
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. On April 8, 2016, S&P and Moody’s updated the credit ratings for Cleco Holdings, taking into consideration the results of the Merger. S&P and Moody’s downgraded Cleco Holdings’ credit rating to BBB- (stable) and Baa3 (stable), respectively. Any further downgrade of credit ratings will result in additional fees and higher interest rates under its bank credit and, potentially, other debt agreements.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required and Cleco’s financial condition could be materially adversely affected.

Cleco Power
Cleco Power is a participant in the MISO market. Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. Cleco Power uses FTRs to mitigate transmission congestion risk. Changes to anticipated transmission paths may result in an unexpected increase in energy costs to Cleco Power.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Cleco Power pays fees and interest under its bank credit agreements based on the highest rating held. In October 2015, upon announcement of the Merger, Moody’s and S&P updated Cleco Power’s outlook to negative and CreditWatch negative, respectively. On April 8, 2016, S&P and Moody’s updated the credit ratings for Cleco Power, taking into consideration the results of the Merger. S&P and Moody’s credit ratings were maintained at Cleco Power at BBB+ (stable) and A3 (stable), respectively. Any downgrade of Cleco Power’s credit ratings will result in additional fees and

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

higher interest rates under its bank credit and, potentially, other debt agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power will be required to post additional collateral for derivatives.

Note 12 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2016		AT DEC. 31, 2015
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$89	$664	$653	$564
Support Group	692	6,949	1,254	6,034
Other (1)	1	—	1	—
Total	$782	$7,613	$1,908	$6,598
(1) Represents Attala, Diversified Lands, and Perryville.

Note 13 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
				FOR THE THREE MONTHS ENDED MAR. 31,
			2016			2015
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(20,857)	$(5,728)	$(26,585)	$(26,726)	$(5,939)	$(32,665)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss	528	—	528	609	—	609
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive income	528	53	581	609	53	662
Balances, Mar. 31,	$(20,329)	$(5,675)	$(26,004)	$(26,117)	$(5,886)	$(32,003)

Cleco Power
				FOR THE THREE MONTHS ENDED MAR. 31,
			2016			2015
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances beginning of period	$(11,364)	$(5,728)	$(17,092)	$(11,349)	$(5,939)	$(17,288)
Amounts reclassified from accumulated other comprehensive income:
Amortization of postretirement benefit net loss (gain)	200	—	200	(87)	—	(87)
Reclassification of net loss to interest charges	—	53	53	—	53	53
Net current-period other comprehensive income (loss)	200	53	253	(87)	53	(34)
Balances, Mar. 31,	$(11,164)	$(5,675)	$(16,839)	$(11,436)	$(5,886)	$(17,322)

Note 14 — Agreement and Plan of Merger
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Holdings surviving the Merger as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the Merger each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and were converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger. On April 13, 2016, upon completion of the Merger, Cleco Holdings paid an additional $12.0 million in contingency fees to its financial advisors.
Requests for a rehearing of the LPSC’s approval of the Merger were filed by two intervenors on April 7, 2016, and April 8, 2016, respectively. These requests were considered by the LPSC at its meeting on April 28, 2016. Although the requests were considered at the LPSC meeting, no LPSC commissioner made a motion to grant the request for rehearing. Management does not anticipate that the LPSC will reverse its approval of the Merger.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, https://www.cleco.com, as a routine channel for distribution of important information, including news releases, financial information, and merger information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for informational purposes and does not intend for the address to be an active link. The contents of the website are not incorporated into this Combined Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2016, and March 31, 2015.

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

Merger
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Holdings surviving the Merger as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. For more information on the Merger, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Agreement and Plan of Merger.” For additional information regarding the terms of the Merger, including a copy of the Merger Agreement, see Cleco Corporation’s Current Reports on Form 8-K filed with the SEC and its Proxy Statement related to the Merger.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include continuing construction on the Layfield/Messick project; beginning construction on the Cenla Transmission Expansion project, the

Cabot Waste Heat Recovery project, and the Bayou Vista project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion project, includes the construction of the new Layfield transmission substation and the construction of additional transmission interconnection facilities near the Dolet Hills Power Station. The project is anticipated to reduce congestion and increase reliability for customers in northwest Louisiana. Construction is expected to be complete by the end of 2016. Cleco Power’s portion of the joint project with SWEPCO is expected to cost $32.0 million. As of March 31, 2016, Cleco Power had spent $24.4 million on the project.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shedding events while providing flexibility to allow routine maintenance outages and serve future growth in the central Louisiana area. Right-of-way acquisition and clearing are substantially complete, and construction began in March 2016. The project is expected to be complete by the end of 2017, with an estimated cost of $38.0 million. As of March 31, 2016, Cleco Power had spent $7.0 million on the project.

Cabot Waste Heat Recovery Project
The Cabot Waste Heat Recovery project includes Cleco Power constructing, owning, and operating a proposed 40-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction is projected to begin in the first quarter of 2017 with the project expected to be commercially operational by the second quarter of 2018 at an expected cost of $81.0 million. Upon achieving commercial operations, the project is expected to generate more than 250,000 MWh of zero additional carbon emitting energy each year. As of March 31, 2016, Cleco Power had spent $5.2 million on the project.

Bayou Vista Project
The Bayou Vista project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening for customers in southeast Louisiana. A line routing study began in March 2016 with permitting and right-of-way acquisition expected to begin mid-year 2016. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $47.7 million. Construction is expected to be complete by the first quarter of 2019. As of March 31, 2016, Cleco Power had spent less than $0.1 million on the project.

Other
Cleco Power is working on securing load growth opportunities that include renewal of existing load through existing franchises and wholesale contracts, pursuing new wholesale

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

contracts and franchises, and adding new retail load opportunities with large industrial, commercial, and residential load. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government and military, wood and paper, health care, information technology, transportation, and other manufacturing.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016, and 2015

Cleco Consolidated
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2016	2015	VARIANCE	CHANGE
Operating revenue, net	$266,968	$295,457	$(28,489)	(9.6)%
Operating expenses	216,776	232,735	15,959	6.9%
Operating income	$50,192	$62,722	$(12,530)	(20.0)%
Federal and state income taxes	$12,137	$17,328	$5,191	30.0%
Net income applicable to common stock	$19,368	$26,922	$(7,554)	(28.1)%

Operating revenue, net decreased $28.5 million in the first quarter of 2016 compared to the first quarter of 2015 largely as a result of lower fuel cost recovery revenue and lower base revenue at Cleco Power.
Operating expenses decreased $16.0 million in the first quarter of 2016 compared to the first quarter of 2015 primarily due to lower recoverable fuel and power purchased and a gain on the sale of an asset at Cleco Power. Also contributing to the decrease were lower merger transaction costs incurred at Cleco Holdings. Partially offsetting these decreases were higher maintenance, higher depreciation and amortization, and higher non-recoverable fuel and power purchased at Cleco Power.
Federal and state income tax expense decreased $5.2 million during the first quarter of 2016 compared to the first quarter of 2015 primarily due to $4.7 million for the change in pretax income, excluding AFUDC equity, and $1.6 million for the absence of an unfavorable settlement with taxing authorities. These decreases were partially offset by $0.7 million for the flowthrough of state tax benefits, $0.3 million for permanent tax differences, and $0.1 million for tax credits.
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco will be required to remeasure their deferred income tax assets and liabilities. Cleco is evaluating the impact of the remeasurement. Additionally, income tax expense in future periods may not be comparable to prior periods.
The estimated annual effective income tax rate used in the first quarter of 2016 for Cleco might not be indicative of the full-year income tax rate. Deductions related to the Merger have not been included in the first quarter of 2016 estimated annual effective income tax rate as they do not represent benefits related to ordinary income. The income tax benefits related to merger-related expenses will be recognized in the periods that the underlying expenses occur.
Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2016	2015	VARIANCE	CHANGE
Operating revenue
Base	$148,820	$153,301	$(4,481)	(2.9)%
Fuel cost recovery	101,337	124,213	(22,876)	(18.4)%
Electric customer credits	(321)	211	(532)	(252.1)%
Other operations	16,614	17,213	(599)	(3.5)%
Affiliate revenue	232	333	(101)	(30.3)%
Operating revenue, net	266,682	295,271	(28,589)	(9.7)%
Operating expenses
Recoverable fuel and power purchased	101,339	124,212	22,873	18.4%
Non-recoverable fuel and power purchased	9,209	7,994	(1,215)	(15.2)%
Other operations	29,399	28,482	(917)	(3.2)%
Maintenance	24,538	18,944	(5,594)	(29.5)%
Depreciation and amortization	38,603	36,983	(1,620)	(4.4)%
Taxes other than income taxes	12,424	12,986	562	4.3%
Gain on sale of asset	(1,095)	—	1,095	—%
Total operating expenses	214,417	229,601	15,184	6.6%
Operating income	$52,265	$65,670	$(13,405)	(20.4)%
Federal and state income taxes	$12,563	$18,359	$5,796	31.6%
Net income	$20,879	$28,605	$(7,726)	(27.0)%

Cleco Power’s net income in the first quarter of 2016 decreased $7.7 million compared to the first quarter of 2015 largely as a result of the following factors:

•	higher maintenance and other operations expense,

•	lower base revenue,

•	higher depreciation and amortization, and

•	higher non-recoverable fuel and power purchased.

These factors were partially offset by lower income taxes and a gain on the sale of an asset.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

The following tables show the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	812	969	(16.2)%
Commercial	583	631	(7.6)%
Industrial	453	442	2.5%
Other retail	32	33	(3.0)%
Total retail	1,880	2,075	(9.4)%
Sales for resale	729	841	(13.3)%
Unbilled	(37)	(128)	71.1%
Total retail and wholesale customer sales	2,572	2,788	(7.7)%

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$60,903	$67,539	(9.8)%
Commercial	45,869	46,423	(1.2)%
Industrial	21,298	20,007	6.5%
Other retail	2,596	2,593	0.1%
Surcharge	5,230	5,449	(4.0)%
Total retail	135,896	142,011	(4.3)%
Sales for resale	14,875	17,725	(16.1)%
Unbilled	(1,951)	(6,435)	69.7%
Total retail and wholesale customer sales	$148,820	$153,301	(2.9)%

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
The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE THREE MONTHS ENDED MAR. 31,
				2016 CHANGE
	2016	2015	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	740	989	890	(25.2)%	(16.9)%
Cooling degree-days	119	94	78	26.6%	52.6%

Base
Base revenue decreased $4.5 million during the first quarter of 2016 compared to the first quarter of 2015 primarily due to lower sales to residential, commercial, and wholesale customers due to usage, including milder winter weather, partially offset by an annual rate adjustment on July 1, 2015.

For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during the first quarter of 2016 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO.

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $1.2 million during the first quarter of 2016 compared to the first quarter of 2015 primarily related to a reserve for uncollectible expenses.

Other Operations Expense
Other operations expense increased $0.9 million during the first quarter of 2016 compared to the first quarter of 2015 primarily due to higher uncollectible accounts related to a potential industrial customer.

Maintenance
Maintenance expense increased $5.6 million during the first quarter of 2016 compared to the first quarter of 2015 primarily due to higher net generating station outage expenses and higher right-of-way maintenance expenses.

Depreciation and Amortization
Depreciation expense increased $1.6 million during the first quarter of 2016 compared to the first quarter of 2015 primarily due to $0.7 million of normal recurring additions to fixed assets, $0.5 million of higher amortization of storm damages which is based on collections from customers, and $0.4 million of higher other amortization.

Gain on Sale of Asset
Gain on sale of asset increased $1.1 million during the first quarter of 2016 compared to the first quarter of 2015 due to a gain on the sale of property. Cleco Power intends to use the proceeds from the sale to purchase like-kind property and has identified potential replacement properties.

Income Taxes
Federal and state income tax expense decreased $5.8 million during the first quarter of 2016 compared to the first quarter of 2015 primarily due to $5.0 million for the change in pretax income, excluding AFUDC equity, and $1.5 million for the absence of an unfavorable settlement with taxing authorities. These decreases were partially offset by $0.7 million for the flowthrough of state tax benefits.
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco Power will be required to remeasure their deferred income tax assets and liabilities. Cleco Power is evaluating the impact of the remeasurement. Additionally, income tax expense in future periods may not be comparable to prior periods.
The estimated annual effective income tax rate used in the first quarter of 2016 for Cleco Power might not be indicative of the full-year income tax rate. Deductions related to some of the regulatory commitments have not been included in the first quarter of 2016 estimated annual effective income tax rate as they do not represent benefits related to ordinary income. The income tax benefits related to the regulatory commitments will be recognized in the periods that the underlying expenses occur.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2016:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Holdings	Baa1	N/A	BBB+
Cleco Power	A3	BBB+	BBB+

On April 8, 2016, S&P and Moody’s updated the credit ratings for Cleco Holdings and Cleco Power, taking into consideration the results of the Merger. S&P credit ratings were maintained at Cleco Power at BBB+ (stable) and downgraded at Cleco Holdings to BBB- (stable). Moody’s credit ratings were maintained at Cleco Power at A3 (stable) and downgraded at Cleco Holdings to Baa3 (stable).
Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by Moody’s and S&P, Cleco Holdings and/or Cleco Power will be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power will be required to post additional collateral for derivatives.
With respect to any open power or natural gas trading positions that Cleco Power may initiate in the future, Cleco Power may be required to provide credit support or pay liquidated damages. The amount of credit support that Cleco Power may be required to provide at any point in the future is dependent on the amount of the initial transaction, changes in the market price of power and natural gas, changes in open power and gas positions, and changes in the amount counterparties owe Cleco Power. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
Cleco Power is a participant in the MISO market. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At March 31, 2016, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For more about MISO, see “Regulatory and Other Matters — Transmission Rates of Cleco Power.”

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

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

debt issuance. Cleco Holdings and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. Cleco’s restricted cash and cash equivalents consisted of:

(THOUSANDS)	AT MAR. 31, 2016	AT DEC. 31, 2015
Current:
Cleco Katrina/Rita’s storm recovery bonds	$3,580	$9,263
Cleco Power’s sale of property	1,299	—
Total current	4,879	9,263
Non-current:
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	16,469	16,174
Total non-current	16,490	16,195
Total restricted cash and cash equivalents	$21,369	$25,458

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the three months ended March 31, 2016, Cleco Katrina/Rita collected $5.2 million net of administration fees. In March 2016, Cleco Katrina/Rita used $8.5 million for a scheduled storm recovery bond principal payment and $2.3 million for a related interest payment.
On March 14, 2016, Cleco Power sold property for $1.3 million. Cleco Power intends to use the proceeds from the sale to purchase like-kind property and has identified potential replacement properties.

Debt

Cleco Consolidated
At March 31, 2016, and December 31, 2015, Cleco had no short-term debt outstanding.
At March 31, 2016, Cleco’s long-term debt outstanding was $1.27 billion, of which $20.0 million was due within one year. The long-term debt due within one year at March 31, 2016, represents $17.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.7 million of capital lease payments. For Cleco, long-term debt decreased $15.9 million from December 31, 2015, primarily due to an $8.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2016, a $7.0 million net decrease in credit facility borrowings outstanding, and a $0.7 million decrease in capital lease obligations. These decreases were partially offset by debt issuance cost and debt discount amortizations of $0.3 million.

Cash and cash equivalents available at March 31, 2016, were $112.4 million combined with $521.0 million credit facility capacity ($223.0 million from Cleco Holdings and $298.0 million from Cleco Power) for total liquidity of $633.4 million.
At March 31, 2016, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Fair Value Accounting.”
At March 31, 2016, and December 31, 2015, Cleco had a working capital surplus of $243.2 million and $242.3 million, respectively. The $0.9 million increase in working capital is primarily due to:

•	a $44.2 million increase in unrestricted cash and cash equivalents and

•	a $15.6 million decrease in accounts payable (excluding FTR purchases) primarily due to the timing of vendor payments.

These increases in working capital were partially offset by:

•	a $21.2 million decrease in fuel inventory primarily due to lower lignite reserves as a result of fewer purchases because of weather constraints,

•	a $16.1 million increase in accrued interest due to timing of debt service schedules,

•	a $14.2 million net increase in net current tax liabilities and related interest charges primarily due to property tax accruals and current year tax accruals, and

•	a $5.6 million decrease in customer accounts receivable primarily due to a decrease in retail revenue.

In connection with the Merger on April 13, 2016, Cleco Holdings issued $1.35 billion of variable rate debt. The variable rate debt has a three-year term, but Cleco Holdings intends to refinance the variable rate debt with long-term financing, markets permitting, within 12 months of the Merger closing.

Cleco Holdings (Holding Company Level)
Cleco Holdings had no short-term debt outstanding at March 31, 2016, or December 31, 2015.
At March 31, 2016, Cleco Holdings had $27.0 million of borrowings outstanding under its $250.0 million credit facility compared to $34.0 million outstanding at December 31, 2015. This facility provided for working capital and other financing needs. On April 13, 2016, this credit facility was terminated and replaced with a new $100.0 million credit facility in connection with the Merger.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2016, were $1.4 million, combined with $223.0 million credit facility capacity for total liquidity of $224.4 million.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

Cleco Power
At March 31, 2016, and December 31, 2015, Cleco Power had no short-term debt outstanding.
At March 31, 2016, Cleco Power’s long-term debt outstanding was $1.24 billion, of which $20.0 million was due within one year. The long-term debt due within one year at March 31, 2016, represents $17.3 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.7 million of capital lease payments. For Cleco Power, long-term debt decreased $8.9 million from December 31, 2015, primarily due to an $8.5 million scheduled Cleco Katrina/Rita storm recovery bond principal payment made in March 2016 and a $0.7 million decrease in capital lease obligations. These decreases were partially offset by debt issuance cost and debt discount amortizations of $0.3 million.
At March 31, 2016, and December 31, 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This facility provided for working capital and other financing needs. On April 13, 2016, this credit facility was terminated and replaced with a new $300.0 million credit facility in connection with the Merger. At March 31, 2016, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renewed each year and reduced Cleco Power’s credit facility capacity. Upon completion of the Merger on April 13, 2016, this credit facility is covered under a standing letter of credit and does not reduce the borrowing capacity of Cleco Power’s new credit facility.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2016, were $110.5 million, combined with $298.0 million credit facility capacity consisting of $300.0 million of original capacity less $2.0 million for the letter of credit to MISO, for total liquidity of $408.5 million.
At March 31, 2016, and December 31, 2015, Cleco Power had a working capital surplus of $185.5 million and $184.9 million, respectively. The $0.6 million increase in working capital is primarily due to:

•	a $44.8 million increase in unrestricted cash and cash equivalents and

•	a $14.8 million decrease in accounts payable (excluding FTR purchases) primarily due to the timing of vendor payments.

These increases in working capital were partially offset by:

•	a $21.2 million decrease in fuel inventory primarily due to lower lignite reserves as a result of fewer purchases because of weather constraints,

•	a $16.1 million increase in accrued interest due to timing of debt service schedules,

•	a $10.9 million net increase in net current tax liabilities and related interest charges primarily due to property tax accruals, and

•	a $5.6 million decrease in customer accounts receivable primarily due to a decrease in retail revenue.

Credit Facilities
At March 31, 2016, Cleco Holdings had $27.0 million of borrowings outstanding under its $250.0 million credit facility at an all-in interest rate of 1.475%, leaving an available borrowing capacity of $223.0 million. The borrowings under the credit facility were considered to be long-term because the credit facility was set to expire in 2018. On April 13, 2016, in connection with the completion of the Merger, the $27.0 million draw was repaid and the credit facility was replaced with a new $100.0 million credit facility. This revolving credit facility has similar terms as the previous facility and expires in 2021. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus facility fees of 0.275%. On May 4, 2016, Cleco Holdings had no borrowings outstanding under its new $100.0 million credit facility. If Cleco Holdings’ credit ratings were to be downgraded one level, Cleco Holdings will be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At March 31, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power had a $2.0 million letter of credit to issued MISO, leaving an available borrowing capacity of $298.0 million. On April 13, 2016, in connection with the completion of the Merger, Cleco Power’s credit facility was replaced with a new $300.0 million credit facility. The new credit facility has similar terms as the previous facility and expires in 2021. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus facility fees of 0.125%. Upon completion of the Merger on April 13, 2016, the $2.0 million letter of credit issued to MISO is covered under a standing letter of credit and does not reduce the borrowing capacity of Cleco Power’s new credit facility. On May 4, 2016, Cleco Power had no borrowings outstanding under its new $300.0 million credit facility. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power will be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
At March 31, 2016, Cleco Holdings and Cleco Power were in compliance with the covenants in their credit facilities. If Cleco Holdings or Cleco Power were to default under the covenants in their respective credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its credit facility or other debt agreements, Cleco Holdings would be considered in default under its credit facility.
The order issued by the LPSC approving the Merger provides for limitations on the amount of distributions that can be made from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result of the order, Cleco Power may be prohibited from making distributions to Cleco Holdings. For more information, see Part II, Item 1A, “Risk Factors — Holding Company.”

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $116.2 million and $99.3 million during the three months ended March 31, 2016, and 2015, respectively. Net cash provided by operating activities increased $16.9 million primarily due to:

•	lower payments to vendors of $12.7 million primarily related to the timing of property tax payments,

•	lower payments for fuel inventory of $11.5 million primarily due to lower lignite purchases and lower petroleum coke purchases, and

•	higher collections from customers of $10.4 million.

These increases were partially offset by:

•	lower net fuel and power purchase collections of $9.5 million primarily due to timing of recovery and lower per unit gas prices, and

•	higher payments for materials and supplies of $3.2 million.

For information on Cleco’s investing and financing activities, see Item 1, “Cleco Holdings — Condensed Consolidated Financial Statements (Unaudited) — Condensed Consolidated Statements of Cash Flows.”

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $110.3 million and $107.0 million during the three months ended March 31, 2016, and 2015, respectively. Net cash provided by operating activities increased $3.3 million primarily due to:

•	lower payments for fuel inventory of $11.5 million primarily due to lower lignite purchases and lower petroleum coke purchases,

•	higher collections from customers of $10.4 million, and

•	lower payments to vendors of $7.3 million primarily related to the timing of property tax payments.

These increases were partially offset by:

•	higher payments for affiliate settlements of $10.8 million,

•	lower net fuel and power purchase collections of $9.5 million primarily due to timing of recovery and lower per unit gas prices, and

•	higher payments for materials and supplies of $3.2 million.

For information on Cleco Power’s investing and financing activities, see Item 1, “Cleco Power — Condensed Consolidated Financial Statements (Unaudited) — Condensed Consolidated Statements of Cash Flows.”

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements.

For more information regarding Cleco’s Contractual Obligations, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Commitments and On-Balance Sheet Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and on-balance sheet guarantees, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments” and “— On-Balance Sheet Guarantees.”

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power would then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or its FRP. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
In December 2015, the EPA published the proposed CSAPR update for the 2008 ozone NAAQS in the Federal Register. The EPA expects to finalize the proposed rule in the summer of 2016. The EPA proposed Federal Implementation Plans (FIPs) that update the existing EGU CSAPR NOx ozone season emission budgets and implement the budgets through the existing CSAPR NOx ozone-season allowance trading program. The proposed FIP requires implementation beginning with the 2017 ozone season, which consists of the months of May through September. Public comments on the proposed rule were received by February 1, 2016. Management is currently evaluating the effect of the proposed rule and is not able to predict if the proposed rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule included Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS controls equipment was installed

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

and Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. On February 1, 2016, the LPSC approved Cleco Power’s request for authorization to recover the revenue requirements associated with the MATS equipment. As of March 31, 2016, Cleco Power had spent $106.4 million on the project. Cleco Power’s final project cost is expected to be $108.0 million, with the remaining costs being related to post-construction refinements. On March 31, 2016, the Sierra Club filed a petition for judicial review in the 19th Judicial District Court, State of Louisiana, requesting that the LPSC’s approval of MATS be vacated. Deadlines have not been set by the 19th Judicial District Court. Cleco believes the LPSC’s approval was neither arbitrary nor capricious and as such, believes the Sierra Club’s request to be without merit. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The Supreme Court held that the EPA had not demonstrated that the promulgation of the MATS rule was “appropriate and necessary” due to the EPA’s failure to consider costs. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate the rule.
In August 2015, the EPA released the final guidelines referred to as the CPP. These guidelines provide each state with standards for CO2 emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, and applying renewable energy. The CPP requires significant reductions of CO2 emissions. The CPP sets interim and final CO2 emission goals for each state. The interim emission goals begin in 2022, with final emission goals required by 2030. The states have been asked to finalize state implementation plans by September 6, 2016, or apply for a two-year extension. The rule is currently under review by electric utilities and state regulators. On February 9, 2016, the U.S. Supreme Court issued a stay of the CPP, which will stay in place until the D.C. Circuit Court of Appeals rules on the merits, followed by a U.S. Supreme Court ruling. Until the U.S. Supreme Court issues a ruling and the State of Louisiana releases an implementation plan, management cannot predict what the final standards will entail for Cleco or what controls the EPA and the state of Louisiana may require in a final state plan. However, any new rules that require significant reductions of CO2 emissions could require potentially significant capital expenditures or modifications or curtailment of operations of certain EGUs to maintain or achieve compliance.
In November 2015, the LDEQ notified the EPA that DeSoto Parish was in compliance with the NAAQS SO2 requirement and recommended a designation of attainment. In February 2016, the EPA responded, indicating that it intends to classify a portion of DeSoto Parish as non-attainment. However, the EPA will also be accepting information and comments from the LDEQ and the public to weigh in on its final designation, which is expected by July 2, 2016. Cleco provided comments to the EPA on March 30, 2016. Utilities could be required to substantially reduce their SO2 emissions to comply with this NAAQS. However, because the EPA has not yet completed all the area designations, Cleco is unable to determine the likelihood or potential future impacts of this rule on its generating units.
For a discussion of other Cleco environmental matters, see Part I, Item 1, “Business — Environmental Matters” in the

Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Retail Rates of Cleco Power
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in this audit is $582.6 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For information concerning Cleco Power’s current FRP and amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Regulation and Rates.”
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. Although the full effect of this remand is unknown at this time, it could result in lower annual operating costs to Cleco Power as the MATS equipment may be operated at a lower level and result in less reagent use. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For information on certain other regulatory aspects of retail rates concerning Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Wholesale Rates of Cleco
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. In February 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power. Cleco filed its triennial market power analysis with FERC in January 2015. On March 1, 2016, FERC issued an order finding Cleco’s submittal satisfies its requirements for market-based rate authority regarding both horizontal and vertical market power.

Transmission Rates of Cleco Power
In November 2013, a group of industrial customers from the northern region of MISO and other stakeholders filed a complaint at FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complainants are seeking to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. A group of MISO transmission owners filed responses to the complaint, defending the current ROE and seeking dismissal of the complaint. In October 2014, FERC issued an order finding that the current MISO ROE may be unjust and unreasonable and set the issue for hearing, subject to the outcome of settlement discussion. In December 2015, the ALJ issued an initial decision in this docket recommending a 10.32% ROE. A binding FERC order is expected to be issued during the second half of 2016. In November 2014, the MISO transmission owners committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding. A second ROE case was filed in February 2015 and is pending litigation. As of March 31, 2016, Cleco Power had $2.8 million accrued for a possible reduction to the ROE for the period December 2013 through March 2016. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For more information about the risks associated with Cleco Power’s participation in MISO, see Part I, Item 1A, “Risk Factors — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
For information on transmission rates of Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates of Cleco” and “— Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Transmission and Generation Projects
Cleco Power is involved in several transmission projects, including the Layfield/Messick project, the Cenla Transmission Expansion project, and Bayou Vista project. Cleco Power is also currently involved in the Cabot Waste Heat Recovery project, which is a proposed waste heat generating unit. For information on these projects, see “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
For information on Cleco Power’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
The SPP RE conducts a NERC Reliability Standard audit every three years. A NERC Reliability Standard audit commenced in April 2016. The results have not been finalized. Management is unable to predict the outcome of the audit or whether it will have a material adverse effect on Cleco Power’s results of operations, financial condition, or cash flows.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Lignite Deferral
At March 31, 2016, and December 31, 2015, Cleco Power had $8.3 million and $8.9 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

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

Service Quality Program
In October 2015, the LPSC proposed a Service Quality Program containing 21 requirements for Cleco Power. The Service Quality Program has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. On February 1, 2016, the Service Quality Program was approved by the LPSC. The Service Quality Program provisions were subsumed into and superseded by the LPSC’s order approving the Merger, Order No. U-33434-A issued on April 7, 2016.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. Cleco Power’s next municipal franchise expires in May 2018. For information on franchises, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
For more information on Cleco’s critical accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first three months of 2016 and the first three months of 2015. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first quarter of 2016 and the first quarter of 2015, see “— Results of Operations — Comparison of the Three Months Ended March 31, 2016, and 2015 — Cleco Power” of this Combined Quarterly Report on Form 10-Q.

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

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

counterparties that authorize the netting of financial buys and sells and contract payments to mitigate credit risk for transactions entered into for risk management purposes.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. On April 8, 2016, S&P and Moody’s updated the credit ratings for Cleco Holdings and Cleco Power, taking into consideration the results of the Merger. S&P credit ratings were maintained at Cleco Power at BBB+ (stable) and downgraded at Cleco Holdings to BBB- (stable). Moody’s credit ratings were maintained at Cleco Power at A3 (stable) and downgraded at Cleco Holdings to Baa3 (stable). Downgrades of either Cleco Holdings’ or Cleco Power’s credit ratings will result in additional fees and higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Power will required to pay additional collateral for derivatives.

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
At March 31, 2016, Cleco had no short-term variable rate debt and $27.0 million in long-term variable-rate debt under Cleco Holdings’ $250.0 million credit facility at an all-in interest rate of 1.475%, leaving an available borrowing capacity of $223.0 million. The borrowings under the credit facility were considered to be long-term because the credit facility was set to expire in 2018. In connection with the completion of the Merger, the $27.0 million draw was repaid and the credit facility was replaced with a new $100.0 million credit facility. The new credit facility has similar terms to the previous facility and expires in 2021. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus facility fees of 0.275%. On May 4, 2016, Cleco Holdings had no borrowings outstanding under its new $100.0 million credit facility.

For a discussion on the long-term variable-rate debt related to Cleco Power, please refer to “— Cleco Power.”

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), and regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers who are approved by Cleco’s Board of Directors. Risk limits are recommended by the Risk Management Committee and monitored through a daily risk report that identifies the current VaR, current market conditions, and concentration of energy market positions.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions are marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses are included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at March 31, 2016. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. This proposal is required to be submitted to the LPSC by June 30, 2018.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded as Electric operations or Power purchased for utility customers on Cleco and Cleco Power’s Condensed Consolidated Statements of Income. At March 31, 2016, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $2.3 million in Energy risk management assets and $0.4 million in Energy risk management liabilities. For more information on FTRs, see Note 4 — “Fair Value Accounting — Commodity Contracts.”

Cleco Power
Please refer to “— Risk Overview” for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power may entered into various fixed- and variable-rate debt obligations. Please refer to “— Interest Rate Risks” for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

calculating changes in fair market value and interest expense of its debt obligations.
At March 31, 2016, Cleco Power had no short-term variable-rate debt or long-term variable-rate debt.
At March 31, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility; however, Cleco Power had a $2.0 million letter of credit issued to MISO, leaving an available borrowing capacity of $298.0 million. On April 13, 2016, in connection with the completion of the Merger, Cleco Power’s credit facility was replaced with a new $300.0 million credit facility. The new credit facility has similar terms to the previous facility and expires in 2021. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus

1.125% or ABR plus 0.125%, plus facility fees of 0.125%. In connection with the completion of the Merger on April 13, 2016, the $2.0 million letter of credit issued to MISO is covered under a standing letter of credit and does not reduce the borrowing capacity of Cleco Power’s new credit facility. On May 4, 2016, Cleco Power had no borrowings outstanding under its new $300.0 million credit facility.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, evaluations were performed under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Registered Public Accounting Firm’s Interim Review
Deloitte & Touche LLP (“Deloitte”) advised the Cleco Board that it performed, during the quarter and through the date of the filing of this report, certain non-audit services for certain Macquarie Group affiliates of the general partner of MIP Cleco Partners L.P., which became a controlling investor of Cleco Corporate Holdings LLC on April 13, 2016. These non-audit services are prohibited under the SEC’s auditor independence rules, and included management functions and expert services unrelated to the audit of Cleco. Deloitte is not the auditor for any of the Macquarie Group entities receiving such services and the results of operations of the entities in which those services are performed are not reflected in Cleco’s consolidated financial statements. Deloitte informed the Cleco Board that its objectivity, integrity and impartiality were not impaired as a result of the provision of the non-audit services performed for the Macquarie Group entities with respect to performance of its interim review of Cleco’s condensed consolidated financial statements for the three months ended March 31, 2016.
After considering the facts and circumstances, the Cleco Board concurred in Deloitte’s conclusion that its objectivity, integrity, and impartiality had not been impaired as a result of the non-audit services matter with respect to its planning and execution of the interim review of Cleco’s condensed consolidated financial statements for the three months ended March 31, 2016.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO HOLDINGS
For information on legal proceedings affecting Cleco Holdings, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A. RISK FACTORS

Other than the removal of the risk factors regarding the Agreement and Plan of Merger and the updates set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the 2015 Annual Report on Form 10-K.

Agreement and Merger

Cleco is subject to litigation related to the Merger.
In connection with the Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. One of the actions filed in Rapides Parish has been dismissed. The remaining three actions in Rapides Parish have been consolidated. The three actions in Orleans Parish have been transferred to Rapides Parish and consolidated with the other litigation in Rapides Parish. The actions were filed against Cleco Corporation and, among others, Cleco Partners, Merger Sub, and members of the Board of Directors of Cleco Corporation. The petitions generally allege, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the Merger. The petitions also allege that Cleco Partners, Cleco, and Merger Sub and, in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses.
It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to seek monetary relief from Cleco. Cleco is not able to predict the outcome of these actions, or others, nor can Cleco predict the amount of time and expense that will be required to resolve the actions. In addition, the cost to Cleco of defending the actions, even if resolved in Cleco’s favor, could be substantial. Such actions could also divert the attention of Cleco’s management and resources from day-to-day operations.

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ business or result in significant additional costs.
Cleco’s business is subject to extensive federal, state, and local energy, environmental, and other laws and regulations. The LPSC regulates Cleco’s retail operations and FERC regulates Cleco’s wholesale operations. The construction, planning, and siting of Cleco’s power plants and transmission lines also are subject to the jurisdiction of the LPSC and FERC. Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the U.S. Bureau of Land Management, the U.S. Fish and Wildlife Services, the U.S. Department of Energy, the U.S. Army Corps of Engineers, the U.S. Department of Homeland Security, the Occupational Safety and Health Administration, the U.S. Department of Transportation, the Federal Communications Commission, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, regional water quality boards, and various local regulatory districts.
Cleco must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should Cleco be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on Cleco, Cleco’s business could be adversely affected. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to Cleco or Cleco’s facilities in a manner that may have a material adverse effect on the Registrants’ business or result in significant additional costs due to Cleco’s need to comply with those requirements.
As a result of commitments made to the LPSC in connection with the application to approve the Merger, Cleco Power is required to extend its current FRP and maintain existing base rates for an additional two years. Cleco Power will file a new rate case by June 30, 2019, for a new FRP effective July 1, 2020. Additionally, as part of other commitments made to the LPSC in connection with the application to approve the Merger, Cleco agreed to maintain employee headcount, salaries and benefits substantially consistent with or higher than current levels in the aggregate across Cleco Power and Cleco Holdings for at least ten years following the closing of the Merger. Cleco also agreed that

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

there would be no adverse material change in Cleco Power’s pension plan or pension design or in current benefits for retiree medical plan participants for at least ten years.
On April 8, 2016, the LPSC issued Docket No. R-34026 to investigate the double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail ratepayers. Cleco Power intends to file a motion to intervene in this proceeding along with other Louisiana utilities. On April 8, 2016, the LPSC also issued Docket No. R-34029 to investigate the tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power intends to file a motion to intervene in this proceeding along with other Louisiana utilities. If the LPSC were to disallow such costs incurred by the utility to be included in retail rates, such disallowance could have a material adverse effect on the results of operations, financial conditions, or cash flows of the Registrants.

Cleco Credit Ratings

A downgrade in Cleco Holdings’ or Cleco Power’s credit ratings could result in an increase in their respective borrowing costs and a reduced pool of potential investors and funding sources.
Neither Cleco Holdings nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. Upon announcement of the Merger, Moody’s and S&P placed Cleco Holdings and Cleco Power on negative outlook and CreditWatch negative, respectively. On February 25, 2016, S&P changed the outlook for Cleco Holdings and Cleco Power from CreditWatch negative to CreditWatch developing. On April 8, 2016, S&P and Moody’s updated the credit ratings for Cleco Holdings and Cleco Power, taking into consideration the Merger. S&P credit ratings were maintained at Cleco Power at BBB+ (stable) and downgraded at Cleco Holdings to BBB- (stable). Moody’s credit ratings were maintained at Cleco Power at A3 (stable) and downgraded at Cleco Holdings to Baa3 (stable). Downgrades of either Cleco Holdings’ or Cleco Power’s credit ratings will result in additional fees and higher interest rates for borrowings under their respective credit facilities. If Moody’s or S&P were to downgrade Cleco Holdings’ or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected. In addition, Cleco Holdings or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings and be subject to more onerous debt covenants, and their pool of potential investors and funding sources could decrease.

Holding Company

Cleco Holdings is a holding company and its ability to meet its debt obligations is dependent on the cash generated by its subsidiaries.
Cleco Holdings is a holding company and conducts its operations primarily through its subsidiaries. Accordingly, Cleco Holdings’ ability to meet its debt obligations is largely dependent upon the cash generated by these subsidiaries. Cleco Holdings’ subsidiaries are separate and distinct entities and have no obligations to pay any amounts due on Cleco Holdings’ debt or to make any funds available for such payment. In addition, Cleco Holdings’ subsidiaries’ ability to make dividend payments or other distributions to Cleco Holdings may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Substantially all of Cleco’s consolidated assets are held by Cleco Power. Cleco Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Holdings were a creditor of any subsidiary, its rights as a creditor would be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by Cleco Holdings. Moreover, Cleco Power, Cleco Holdings’ principal subsidiary, is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Holdings. The order issued by the LPSC approving the Merger provides for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result of the order, Cleco Power may be prohibited from making distributions to Cleco Holdings.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO HOLDINGS
3.1	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed April 19, 2016)
3.2	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed April 19, 2016)
3.3	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed April 19, 2016)
3.4	Second Amended and Restated Operating Agreement of Cleco Power LLC, dated as of April 13, 2016 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed April 19, 2016)
10.1
Cleco Corporation Executive Severance Plan Adjustment to Severance Benefits Agreement between Cleco Corporation and Thomas R. Miller dated March 29, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2016)

10.2
Cleco Corporation Executive Severance Plan Adjustment to Severance Benefits Agreement between Cleco Corporation and Wade A. Hoefling dated March 29, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2016)

10.3	Letter Agreement, dated March 29, 2016, between Bruce A. Williamson and Cleco Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 1, 2016)
10.4
Cleco Corporation Executive Severance Plan Adjustment to Severance Benefits Agreement between Cleco Corporation and Judy P. Miller dated March 29, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 1, 2016)

10.5
Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporation Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 19, 2016)

10.6
Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 19, 2016)

10.7	Form of Board of Managers Services Agreement, dated as of April 13, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 19, 2016)
10.8
Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed April 19, 2016)

10.9	Form of Consulting Agreement, by and between Cleco Corporation and each of Thomas R. Miller, Wade A. Hoefling, and Judy P. Miller, dated as of April 13, 2016
12(a)	Computation of Ratios of Earnings to Fixed Charges for the three months ended March 31, 2016, and the twelve months ended December 31, 2015, for Cleco Holdings
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
3.3	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed April 19, 2016)
3.4	Second Amended and Restated Operating Agreement of Cleco Power LLC, dated as of April 13, 2016 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed April 19, 2016)
10.6
Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 19, 2016)

10.8
Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed April 19, 2016)

12(b)	Computation of Ratios of Earnings to Fixed Charges for the three months ended March 31, 2016, and the twelve months ended December 31, 2015, for Cleco Power
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO HOLDINGS
CLECO POWER	2016 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
CFO, Controller & Chief Accounting Officer

Date: May 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Terry L. Taylor
Terry L. Taylor
CFO, Controller & Chief Accounting Officer

Date: May 9, 2016