Form 10-Q
period 2016-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2016-11-02
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Or
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

As of November 2, 2016, Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding interest of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporate Holdings LLC, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

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

CO2	Carbon dioxide
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LED	Louisiana Economic Development
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
Merger Commitments
Cleco Partners’, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434 of which a performance report must be filed annually by October 31 for the 12 months ending June 30

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOx	Nitrogen oxides
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Combined Quarterly Report are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	the effects of the Merger on Cleco Holdings’ and Cleco Power’s business relationships, operating results, and business generally,

•
regulatory factors such as changes in rate-setting practices or policies; the unpredictability in political actions of governmental regulatory bodies; adverse regulatory ratemaking actions; recovery of investments made under traditional regulation; recovery of storm restoration costs; the frequency, timing, and amount of rate increases or decreases; the impact that rate cases or requests for FRP extensions may have on operating decisions of Cleco Power; the results of periodic NERC, LPSC, and FERC audits; participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers; and compliance with the ERO reliability standards for bulk power systems by Cleco Power,

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

•
global and domestic economic conditions, including the ability of customers to continue paying utility bills, related growth and/or downsizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

•	the ability of the lignite reserves at Dolet Hills to provide sufficient fuel to the Dolet Hills Power Station until at least 2036,

•	Cleco Power’s ability to maintain its right to sell wholesale power at market-based rates within its control area,

•	Cleco Power’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	reliability of Cleco Power’s generating facilities,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

•
the impact of current or future environmental laws and regulations, including those related to CCRs, greenhouse gases, and energy efficiency that could limit or terminate the operation of certain generating units, increase costs, or reduce customer demand for electricity,

•	the ability to recover costs of compliance with environmental laws and regulations, including those through the EAC,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

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

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Holdings and Cleco Power,

•	the ability to remain in compliance with debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee work force factors, including aging workforce and changes in management.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please see “Risk Factors” in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015
Operating revenue
Electric operations	$323,707	$325,994
Other operations	18,976	19,937
Gross operating revenue	342,683	345,931
Electric customer credits	177	(463)
Operating revenue, net	342,860	345,468
Operating expenses
Fuel used for electric generation	101,908	105,052
Power purchased for utility customers	36,058	31,544
Other operations	35,361	33,021
Maintenance	19,412	20,183
Depreciation and amortization	42,535	39,120
Taxes other than income taxes	12,574	13,145
Merger transaction and commitment costs	1,869	831
Total operating expenses	249,717	242,896
Operating income	93,143	102,572
Interest income	318	346
Allowance for equity funds used during construction	1,308	660
Other income	658	162
Other expense	(248)	(2,723)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	32,233	18,781
Allowance for borrowed funds used during construction	(375)	(188)
Total interest charges	31,858	18,593
Income before income taxes	63,321	82,424
Federal and state income tax expense	23,700	27,761
Net income	$39,621	$54,663
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015
Net income	$39,621	$54,663
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $1,442 and tax expense of $366, respectively)	(2,305)	586
Net gain on cash flow hedges (net of tax expense of $0 and $33, respectively)	—	53
Total other comprehensive (loss) income, net of tax	(2,305)	639
Comprehensive income, net of tax	$37,316	$55,302
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Operating revenue
Electric operations	$553,634	$281,154	$880,169
Other operations	33,110	19,080	53,472
Gross operating revenue	586,744	300,234	933,641
Electric customer credits	(381)	(364)	(3,642)
Operating revenue, net	586,363	299,870	929,999
Operating expenses
Fuel used for electric generation	168,159	96,378	277,187
Power purchased for utility customers	60,439	27,249	109,758
Other operations	59,633	33,563	93,018
Maintenance	42,317	29,813	60,700
Depreciation and amortization	76,695	44,076	112,866
Taxes other than income taxes	22,953	14,611	38,734
Merger transaction and commitment costs	173,172	34,912	2,561
Gain on sale of asset	—	(1,095)	—
Total operating expenses	603,368	279,507	694,824
Operating (loss) income	(17,005)	20,363	235,175
Interest income	515	265	734
Allowance for equity funds used during construction	2,057	723	2,197
Other income	2,395	870	1,279
Other expense	(435)	(590)	(3,494)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	58,926	22,330	59,264
Allowance for borrowed funds used during construction	(603)	(207)	(640)
Total interest charges	58,323	22,123	58,624
(Loss) income before income taxes	(70,796)	(492)	177,267
Federal and state income tax (benefit) expense	(28,502)	3,468	65,448
Net (loss) income	$(42,294)	$(3,960)	$111,819
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Net (loss) income	$(42,294)	$(3,960)	$111,819
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $1,442, tax expense of $367, and tax expense of $1,158, respectively)	(2,305)	587	1,851
Net gain on cash flow hedges (net of tax expense of $0, $37, and $99, respectively)	—	60	159
Total other comprehensive (loss) income, net of tax	(2,305)	647	2,010
Comprehensive (loss) income, net of tax	$(44,599)	$(3,313)	$113,829
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Balance Sheets (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Assets
Current assets
Cash and cash equivalents	$81,570	$68,246
Restricted cash and cash equivalents	31,684	9,263
Customer accounts receivable (less allowance for doubtful accounts of $4,901 in 2016 and $2,674 in 2015)	61,017	43,255
Accounts receivable - affiliate	3,794	—
Other accounts receivable	24,416	27,677
Unbilled revenue	47,075	33,995
Fuel inventory, at average cost	29,661	72,838
Material and supplies, at average cost	81,131	76,731
Energy risk management assets	9,994	7,673
Accumulated deferred fuel	23,472	12,910
Cash surrender value of company-/trust-owned life insurance policies	76,861	73,823
Prepayments	5,658	7,883
Regulatory assets	39,468	14,117
Other current assets	696	448
Total current assets	516,497	448,859
Property, plant, and equipment
Property, plant, and equipment	3,402,425	4,661,212
Accumulated depreciation	(47,134)	(1,536,158)
Net property, plant, and equipment	3,355,291	3,125,054
Construction work in progress	112,547	66,509
Total property, plant, and equipment, net	3,467,838	3,191,563
Equity investment in investee	19,272	16,822
Goodwill	1,491,519	—
Prepayments	4,608	4,542
Restricted cash and cash equivalents	22,869	16,195
Regulatory assets - deferred taxes, net	234,128	236,941
Regulatory assets	477,919	284,689
Net investment in direct financing lease	13,431	13,464
Intangible asset	147,516	74,963
Tax credit fund investment, net	11,499	13,741
Other deferred charges	17,416	22,299
Total assets	$6,424,512	$4,324,078
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Balance Sheets (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Liabilities and member’s equity/shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$20,385	$19,421
Accounts payable	89,674	93,822
Accounts payable - affiliate	175	—
Customer deposits	56,806	55,233
Provision for rate refund	3,201	2,696
Provision for merger commitments	32,996	—
Taxes payable	29,413	2,573
Interest accrued	39,323	7,814
Energy risk management liabilities	418	275
Regulatory liabilities - other	—	312
Deferred compensation	11,425	10,156
Other current liabilities	22,515	14,277
Total current liabilities	306,331	206,579
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,026,019	925,103
Accumulated deferred investment tax credits	2,874	3,245
Postretirement benefit obligations	238,107	205,036
Restricted storm reserve	17,077	16,177
Other deferred credits	32,521	24,670
Total long-term liabilities and deferred credits	1,316,598	1,174,231
Long-term debt, net	2,744,041	1,268,427
Total liabilities	4,366,970	2,649,237
Commitments and Contingencies (Note 12)
Member’s equity/Shareholders’ equity
Member’s equity/Common shareholders’ equity
Membership interest/Common stock (1)	2,102,141	456,412
(Accumulated deficit)/Retained earnings	(42,294)	1,245,014
Accumulated other comprehensive loss	(2,305)	(26,585)
Total member’s equity/common shareholders’ equity	2,057,542	1,674,841
Total liabilities and member’s equity/shareholders’ equity	$6,424,512	$4,324,078
(1)At December 31, 2015, shareholders’ equity included $418.5 million of premium on common stock, $61.1 million of common stock, and $23.2 million of treasury stock. At December 31, 2015, Cleco Holdings had 100,000,000 shares of common stock authorized, 61,058,918 shares of common stock issued, and 60,482,468 shares of common stock outstanding, par value $1 per share. At December 31, 2015, Cleco Holdings had 576,450 shares of treasury stock.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Cash Flows (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Operating activities
Net (loss) income	$(42,294)	$(3,960)	$111,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	104,561	45,869	117,831
Gain on sale of asset	—	(1,095)	—
Unearned compensation expense	769	3,276	4,819
Allowance for equity funds used during construction	(2,056)	(724)	(2,197)
Net deferred income taxes	(25,681)	2,219	62,871
Deferred fuel costs	(11,489)	977	1,010
Cash surrender value of company-/trust-owned life insurance	(2,198)	(840)	2,258
Provision for merger commitments	40,357	—	—
Changes in assets and liabilities
Accounts receivable	(23,157)	(1,865)	(24,890)
Accounts and notes receivable, affiliate	(3,794)	—	—
Unbilled revenue	(13,643)	563	(2,019)
Fuel inventory and materials and supplies	19,464	19,312	(3,422)
Prepayments	(236)	2,395	3,659
Accounts payable	(15,294)	8,348	(32,248)
Customer deposits	5,421	3,342	9,357
Postretirement benefit obligations	2,267	9,746	10,430
Regulatory assets and liabilities, net	9,640	5,178	13,858
Other deferred accounts	(2,065)	6,878	(8,029)
Taxes accrued	5,006	10,820	24,878
Interest accrued	13,479	17,909	13,115
Deferred compensation	(987)	(793)	(1,335)
Other operating	8,633	2,224	2,239
Net cash provided by operating activities	66,703	129,779	304,004
Investing activities
Additions to property, plant, and equipment	(102,677)	(42,392)	(116,678)
Allowance for equity funds used during construction	2,056	724	2,197
Proceeds from sale of property	263	1,932	429
Premiums paid on trust-owned life insurance	—	—	(2,571)
Contributions to equity investment in investee	—	(2,450)	(1,840)
Return of equity investment in tax credit fund	901	476	1,649
Contributions to tax credit fund	—	—	(4,091)
Transfer of cash (to) from restricted accounts, net	(33,943)	4,847	4,536
Other investing	137	53	173
Net cash used in investing activities	(133,263)	(36,810)	(116,196)

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Cash Flows (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Financing activities
Draws on credit facilities	15,000	3,000	108,000
Payments on credit facilities	(15,000)	(10,000)	(147,000)
Issuance of long-term debt	1,350,000	—	—
Repayment of long-term debt	(1,358,268)	(8,546)	(100,824)
Payment of financing costs	(6,860)	(43)	(186)
Dividends paid	(572)	(24,579)	(73,076)
Contribution from member	100,720	—	—
Distributions to member	(56,000)	—	—
Other financing	(1,220)	(717)	(1,816)
Net cash provided by (used in) financing activities	27,800	(40,885)	(214,902)
Net (decrease) increase in cash and cash equivalents	(38,760)	52,084	(27,094)
Cash and cash equivalents at beginning of period	120,330	68,246	44,423
Cash and cash equivalents at end of period	$81,570	$120,330	$17,329

Supplementary cash flow information
Interest paid, net of amount capitalized	$42,963	$2,478	$42,201
Income taxes paid (refunded), net	$256	$(481)	$1,434
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$15,853	$10,619	$4,869
Additions to property, plant, and equipment - ARO	$—	$961	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO HOLDINGS

Condensed Consolidated Statements of Changes in Equity (Unaudited)
(THOUSANDS)	COMMON STOCK/MEMBERSHIP INTEREST(1)	RETAINED EARNINGS/(ACCUMULATED DEFICIT)	AOCI	TOTAL SHAREHOLDERS’/ MEMBER’S EQUITY
PREDECESSOR
Balances, Dec. 31, 2015	$456,412	$1,245,014	$(26,585)	$1,674,841
Common stock issued for compensatory plans	(1,277)	—	—	(1,277)
Dividends on common stock, $0.40 per share	—	(24,190)	—	(24,190)
Net loss	—	(3,960)	—	(3,960)
Other comprehensive income, net of tax	—	—	647	647
Balances, Apr. 12, 2016	$455,135	$1,216,864	$(25,938)	$1,646,061
SUCCESSOR
Balances, Apr. 13, 2016 (2)	$2,158,141	$—	$—	$2,158,141
Distributions to member	(56,000)	—	—	(56,000)
Net loss	—	(42,294)	—	(42,294)
Other comprehensive loss, net of tax	—	—	(2,305)	(2,305)
Balances, Sept. 30, 2016	$2,102,141	$(42,294)	$(2,305)	$2,057,542
(1)At April 12, 2016, and December 31, 2015, shareholders’ equity of the predecessor company included $61.1 million of common stock. At April 12, 2016, and December 31, 2015, shareholders’ equity of the predecessor company included $414.6 million and $418.5 million of premium on common stock, and $20.5 million and $23.2 million of treasury stock, respectively.
(2)The April 13, 2016, beginning balance of the successor company differs from the April 12, 2016, ending balances of the predecessor company due to acquisition accounting adjustments related to the Merger.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015
Operating revenue
Electric operations	$326,281	$325,994
Other operations	18,460	19,418
Affiliate revenue	213	240
Gross operating revenue	344,954	345,652
Electric customer credits	177	(463)
Operating revenue, net	345,131	345,189
Operating expenses
Fuel used for electric generation	101,908	105,052
Power purchased for utility customers	36,058	31,544
Other operations	35,886	33,639
Maintenance	19,326	19,932
Depreciation and amortization	40,353	38,376
Taxes other than income taxes	12,180	12,680
Total operating expenses	245,711	241,223
Operating income	99,420	103,966
Interest income	264	303
Allowance for equity funds used during construction	1,308	660
Other income	629	223
Other expense	(445)	(544)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	19,552	18,497
Allowance for borrowed funds used during construction	(375)	(188)
Total interest charges	19,177	18,309
Income before income taxes	81,999	86,299
Federal and state income tax expense	29,427	27,638
Net income	$52,572	$58,661
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015
Net income	$52,572	$58,661
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $1,364 in 2016 and $138 in 2015)	2,180	218
Net gain on cash flow hedges (net of tax expense of $33 in 2016 and 2015)	53	53
Total other comprehensive income, net of tax	2,233	271
Comprehensive income, net of tax	$54,805	$58,932
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015
Operating revenue
Electric operations	$839,593	$880,169
Other operations	50,638	51,913
Affiliate revenue	669	904
Gross operating revenue	890,900	932,986
Electric customer credits	(745)	(3,642)
Operating revenue, net	890,155	929,344
Operating expenses
Fuel used for electric generation	264,537	277,187
Power purchased for utility customers	87,688	109,758
Other operations	94,566	93,770
Maintenance	71,818	60,106
Depreciation and amortization	115,196	111,485
Taxes other than income taxes	36,096	37,159
Merger commitment costs	151,501	—
Gain on sale of asset	(1,095)	—
Total operating expenses	820,307	689,465
Operating income	69,848	239,879
Interest income	590	607
Allowance for equity funds used during construction	2,780	2,197
Other income	828	1,521
Other expense	(1,082)	(1,606)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	58,587	58,252
Allowance for borrowed funds used during construction	(810)	(640)
Total interest charges	57,777	57,612
Income before income taxes	15,187	184,986
Federal and state income tax expense	2,965	65,906
Net income	$12,222	$119,080
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015
Net income	$12,222	$119,080
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $1,602 in 2016 and $264 in 2015)	2,561	419
Net gain on cash flow hedges (net of tax expense of $99 in 2016 and 2015)	159	159
Total other comprehensive income, net of tax	2,720	578
Comprehensive income, net of tax	$14,942	$119,658
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Assets
Utility plant and equipment
Property, plant, and equipment	$4,718,236	$4,645,698
Accumulated depreciation	(1,593,398)	(1,525,298)
Net property, plant, and equipment	3,124,838	3,120,400
Construction work in progress	112,161	66,069
Total utility plant, net	3,236,999	3,186,469
Current assets
Cash and cash equivalents	55,269	65,705
Restricted cash and cash equivalents	31,684	9,263
Customer accounts receivable (less allowance for doubtful accounts of $4,901 in 2016 and $2,674 in 2015)	61,017	43,255
Accounts receivable - affiliate	1,929	1,908
Other accounts receivable	23,640	27,553
Unbilled revenue	47,075	33,995
Fuel inventory, at average cost	29,661	72,838
Material and supplies, at average cost	81,131	76,731
Energy risk management assets	9,994	7,673
Accumulated deferred fuel	23,472	12,910
Cash surrender value of company-owned life insurance policies	19,947	20,003
Prepayments	4,875	6,309
Regulatory assets	17,939	14,117
Other current assets	—	337
Total current assets	407,633	392,597
Equity investment in investee	19,272	16,822
Prepayments	4,608	4,542
Restricted cash and cash equivalents	22,848	16,174
Regulatory assets - deferred taxes, net	234,128	236,941
Regulatory assets	278,028	284,689
Intangible asset	61,789	74,963
Other deferred charges	14,551	20,534
Total assets	$4,279,856	$4,233,731
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Liabilities and member’s equity
Member’s equity	$1,532,346	$1,552,404
Long-term debt, net	1,215,633	1,234,433
Total capitalization	2,747,979	2,786,837
Current liabilities
Long-term debt due within one year	20,385	19,421
Accounts payable	81,293	88,235
Accounts payable - affiliate	8,063	6,598
Customer deposits	56,806	55,233
Provision for rate refund	3,201	2,696
Provision for merger commitments	32,996	—
Taxes payable	18,652	17,045
Interest accrued	22,960	7,813
Energy risk management liabilities	418	275
Regulatory liabilities - other	—	312
Other current liabilities	16,116	10,078
Total current liabilities	260,890	207,706
Commitments and Contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,049,386	1,043,531
Accumulated deferred investment tax credits	2,874	3,245
Postretirement benefit obligations	169,129	152,152
Restricted storm reserve	17,077	16,177
Other deferred credits	32,521	24,083
Total long-term liabilities and deferred credits	1,270,987	1,239,188
Total liabilities and member’s equity	$4,279,856	$4,233,731
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015
Operating activities
Net income	$12,222	$119,080
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	120,703	115,160
Unearned compensation expense	1,394	1,465
Gain on sale of asset	(1,095)	—
Allowance for equity funds used during construction	(2,780)	(2,197)
Net deferred income taxes	5,201	34,073
Deferred fuel costs	(10,512)	1,010
Provision for merger commitments	40,357	—
Changes in assets and liabilities
Accounts receivable	(24,378)	(24,847)
Accounts and notes receivable, affiliate	1,647	6,558
Unbilled revenue	(13,080)	(2,019)
Fuel inventory and materials and supplies	38,776	(3,422)
Prepayments	1,368	1,741
Accounts payable	(9,485)	(29,097)
Accounts and notes payable, affiliate	(2,583)	(2,377)
Customer deposits	8,763	9,357
Postretirement benefit obligations	3,656	5,366
Regulatory assets and liabilities, net	13,893	13,858
Other deferred accounts	4,813	(6,560)
Taxes accrued	1,607	58,915
Interest accrued	15,147	12,681
Other operating	8,832	1,602
Net cash provided by operating activities	214,466	310,347
Investing activities
Additions to property, plant, and equipment	(144,637)	(116,360)
Allowance for equity funds used during construction	2,780	2,197
Proceeds from sale of property	2,195	429
Contributions to equity investment in investee	(2,450)	(1,840)
Transfer of cash (to) from restricted accounts, net	(29,096)	4,536
Other investing	190	173
Net cash used in investing activities	(171,018)	(110,865)
Financing activities
Draws on credit facility	15,000	63,000
Payments on credit facility	(15,000)	(83,000)
Repayment of long-term debt	(16,814)	(100,824)
Contributions from parent	50,000	—
Distributions to parent	(85,000)	(100,000)
Other financing	(2,070)	(1,999)
Net cash used in financing activities	(53,884)	(222,823)
Net decrease in cash and cash equivalents	(10,436)	(23,341)
Cash and cash equivalents at beginning of period	65,705	39,162
Cash and cash equivalents at end of period	$55,269	$15,821

Supplementary cash flow information
Interest paid, net of amount capitalized	$40,153	$42,165
Income taxes (refunded) paid, net	$(485)	$565
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$15,837	$4,860
Additions to property, plant, and equipment - ARO	$961	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2015	$1,569,496	$(17,092)	$1,552,404
Other comprehensive income, net of tax	—	2,720	2,720
Contributions from parent	50,000	—	50,000
Distributions to parent	(85,000)	—	(85,000)
Net income	12,222	—	12,222
Balances, Sept. 30, 2016	$1,546,718	$(14,372)	$1,532,346
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco Holdings and Cleco Power
Note 2	Business Combinations	Cleco Holdings
Note 3	Recent Authoritative Guidance	Cleco Holdings and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco Holdings and Cleco Power
Note 5	Fair Value Accounting	Cleco Holdings and Cleco Power
Note 6	Debt	Cleco Holdings and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco Holdings and Cleco Power
Note 8	Income Taxes	Cleco Holdings and Cleco Power
Note 9	Disclosures about Segments	Cleco Holdings
Note 10	Regulation and Rates	Cleco Holdings and Cleco Power
Note 11	Variable Interest Entities	Cleco Holdings and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco Holdings and Cleco Power
Note 13	Affiliate Transactions	Cleco Holdings and Cleco Power
Note 14	Accumulated Other Comprehensive Loss	Cleco Holdings and Cleco Power
Note 15	Intangible Assets and Goodwill	Cleco Holdings and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the Merger, each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and were converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger.
Cleco Holdings has accounted for the merger transaction by applying the acquisition method of accounting. The objective of the acquisition method is to establish a new accounting basis for the acquiree, Cleco Holdings and its subsidiaries, and requires the acquirer, Cleco Group, to recognize and measure the acquiree’s assets and liabilities at fair value as of the acquisition date. Cleco Power’s assets and liabilities were recorded at historical cost since Cleco did not elect pushdown accounting at the Cleco Power level. The financial statements and accompanying footnotes for Cleco have been segregated to present pre-merger activity as the “Predecessor” and post-merger activity as the “Successor.” The predecessor period is not comparable to the successor period.

The Condensed Consolidated Financial Statements of Cleco Holdings and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. Because the interim Condensed Consolidated Financial Statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2015.
These Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments that are necessary to fairly present the financial position and results of operations of Cleco. Amounts reported in Cleco’s interim financial statements are not necessarily indicative of amounts expected for the annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, effects of the completion of the Merger, discrete income tax items, and other factors.
In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. For information on recent authoritative guidance and its effect on financial results, see Note 3 — “Recent Authoritative Guidance.”

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Reclassifications
Reclassifications have been made to the 2015 financial statements to conform them to the presentation used in the 2016 financial statements. Cleco and Cleco Power’s Condensed Consolidated Balance Sheets for the year ended December 31, 2015, have been adjusted to reflect credit facility debt issuance costs as Other deferred charges as compared to Long-term debt, net as presented in the prior year. The amount of the reclassification was $0.7 million and $0.4 million for Cleco and Cleco Power, respectively. These reclassifications had no effect on Cleco or Cleco Power’s net income or equity.

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill will be assessed annually or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. If the fair value of Cleco is less than the carrying value, a full valuation of Cleco’s assets and liabilities, conducted as though Cleco were a newly acquired business, would occur. For more information on goodwill, see Note 15 — “Intangible Assets and Goodwill.”

Intangible Assets
Intangible assets include Cleco Katrina/Rita’s right to bill and collect storm recovery charges, fair value adjustments for long-term wholesale power supply agreements, and a fair value adjustment for the valuation of the Cleco trade name. The intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Impairment will be tested if there are events or circumstances that indicate that an impairment analysis should be performed. If such an event or circumstance occurs, intangible impairment testing will be performed prior to goodwill impairment testing. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. For more information on intangible assets, see Note 15 — “Intangible Assets and Goodwill.”

Property, Plant, and Equipment
Property, plant, and equipment consist primarily of regulated utility generation and energy transmission and distribution assets. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the assets.
Most of the carrying value of Cleco’s assets were determined to be stated at fair value at the Merger date, considering that most of these assets are subject to regulation by the LPSC and FERC. A fair value adjustment was made to record the stepped-up basis for the Coughlin assets, since Cleco Power is able to earn a return on and recover these costs from customers. At the date of the Merger, the gross balance of fixed depreciable assets at Cleco was adjusted to be net of accumulated depreciation, as no accumulated depreciation existed on the date of the Merger. Since pushdown accounting was not elected at the Cleco Power level, Cleco Power retained its accumulated depreciation. For more information about merger related adjustments to property, plant, and equipment, see Note 2 — “Business Combinations.”
Cleco and Cleco Power’s property, plant, and equipment consisted of:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Utility plants	$3,387,712	$4,645,698
Other	14,713	15,514
Total property, plant, and equipment	3,402,425	4,661,212
Accumulated depreciation	(47,134)	(1,536,158)
Net property, plant, and equipment	$3,355,291	$3,125,054

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Regulated utility plants	$4,718,236	$4,645,698
Accumulated depreciation	(1,593,398)	(1,525,298)
Net property, plant, and equipment	$3,124,838	$3,120,400

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,569	$9,263
Cleco Power’s charitable contributions	1,200	—
Cleco Power’s rate credit escrow	26,915	—
Total current	31,684	9,263
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,072	16,174
Cleco Power’s charitable contributions	4,341	—
Cleco Power’s rate credit escrow	1,435	—
Total non-current	22,869	16,195
Total restricted cash and cash equivalents	$54,553	$25,458

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,569	$9,263
Charitable contributions	1,200	—
Rate credit escrow	26,915	—
Total current	31,684	9,263
Non-current
Future storm restoration costs	17,072	16,174
Charitable contributions	4,341	—
Rate credit escrow	1,435	—
Total non-current	22,848	16,174
Total restricted cash and cash equivalents	$54,532	$25,437

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2016, Cleco Katrina/Rita collected $15.5 million net of administration fees. In March and September 2016, Cleco Katrina/Rita used $8.5 million and $8.3 million, respectively, for scheduled storm recovery bond principal payments and $2.3 million and $2.1 million, respectively, for related interest payments.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. On April 25, 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and also deposited the rate credit funds into an escrow account. On April 28, 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of September 30, 2016, $0.5 million of the charitable contributions and $107.7 million of the rate credits had been remitted from restricted cash.

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel cost adjustment. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is currently scheduled to be submitted to the LPSC in the second half of 2017. There were no open natural gas positions at September 30, 2016, or December 31, 2015.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At September 30, 2016, Cleco Power’s Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $10.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities, compared to $7.7 million in Energy risk management assets and $0.3 million in Energy risk management liabilities at December 31, 2015. For more information on FTRs, see Note 5 — “Fair Value Accounting — Commodity Contracts.”
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
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For the nine months ended September 30, 2016, and the year ended December 31, 2015, Cleco did not enter into any contracts to mitigate the volatility in interest rate risk.

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

Stock-Based Compensation
Prior to the completion of the Merger, Cleco had two stock-based compensation plans: the ESPP and the LTIP. As a result of the completion of the Merger, the ESPP and the LTIP were terminated.
Pursuant to the terms of the LTIP, certain officers, key employees, and directors of Cleco were eligible to be granted

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

stock options, restricted stock, also known as non-vested stock, common stock equivalents, and stock appreciation rights. For the predecessor period January 1, 2016, through April 12, 2016, Cleco granted no shares of non-vested stock pursuant to the LTIP. As a result of the completion of the Merger, all unvested shares outstanding under the LTIP that were granted prior to January 1, 2015, vested at target and were paid out in cash to plan participants. Unvested shares that were granted during 2015 were prorated to the target amount and paid out in cash to plan participants in accordance with the terms of the Merger Agreement. In April 2016, Cleco incurred $2.3 million of merger expense due to the accelerated vesting of the LTIP shares for the predecessor period. For more information about the Merger, see Note 2 — “Business Combinations.”
Cleco and Cleco Power reported pretax compensation expense for their share-based compensation plans as shown in the following tables:

Cleco
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Equity classification
Non-vested stock	$—	$1,419	$—	$3,241	$4,644
Tax benefit	$—	$546	$—	$1,247	$1,787

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015	2016	2015
Equity classification
Non-vested stock	$—	$519	$997	$1,465
Tax benefit	$—	$200	$384	$564

Note 2 — Business Combinations
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the Merger, each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and were converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger.

Regulatory Matters
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits, a $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED or another state agency, $6.0 million of charitable contributions to be disbursed over five years, and $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years. These commitment costs were accrued on April 13, 2016, and are included in Merger transaction and commitment costs and Merger commitment costs on Cleco and Cleco Power’s Condensed Consolidated Statements of Income, respectively. In addition, the Merger Commitments also included $1.2 million of annual refunds to customers representing cost savings due to the Merger. For more information, see Note 10 — “Regulation and Rates.”

Accounting for the Merger Transaction
The total purchase price consideration was approximately $3.36 billion, which consisted of cash paid to Cleco Corporation shareholders of $3.35 billion and cash paid for Cleco LTIP equity awards of $9.5 million. There were no remaining LTIP equity awards as of the close of the Merger.
Pushdown accounting was applied to Cleco Holdings, and accordingly, the Cleco Holdings consolidated assets acquired and liabilities assumed were recorded on April 13, 2016, at their estimated fair values as follows:

Preliminary Purchase Price Allocation
(THOUSANDS)	AT APR. 13, 2016
Current assets	$455,016
Property, plant, and equipment, net	3,432,144
Goodwill	1,491,519
Other long-term assets	1,022,312
Less
Current liabilities	228,515
Net deferred income tax liabilities	1,059,486
Other deferred credits	279,379
Long-term debt, net	1,470,126
Total purchase price	$3,363,485

Cleco Power’s assets and liabilities were recorded at historical cost since Cleco did not elect pushdown accounting at the Cleco Power level.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

The following tables present the preliminary fair value adjustments to Cleco Holdings’ balance sheet and recognition of goodwill:

(THOUSANDS)	AT APR. 13, 2016
Property, plant, and equipment	$(1,334,932)
Accumulated depreciation	$1,565,776
Goodwill	$1,491,519
Intangible assets	$90,651
Regulatory assets	$250,409
Deferred income tax liabilities	$126,400
Other deferred credits	$21,175
Long-term debt	$198,599

Most of the carrying values of Cleco’s assets and liabilities were determined to be stated at fair value at the Merger date, considering that most of these assets are subject to regulation by the LPSC and FERC. Under such regulation, rates charged to customers are established by a regulator to provide for recovery of costs and a fair return on rate base and are generally measured at historical cost. As such, a market participant would not expect to recover any more or less than the carrying value of the assets. Prior to the Merger, the Coughlin step-up value was not recorded on Cleco’s Condensed Consolidated Balance Sheet due to the accounting treatment for the transfer of that asset in March 2014. However, the recovery of the step-up value of the Coughlin asset was approved by the LPSC for recovery in base rates, including a return on rate base. On the date of the Merger, the step-up value for the Coughlin asset was recognized on Cleco’s Condensed Consolidated Balance Sheet since Cleco Power is able to earn a return on and recover these costs from its customers. The beginning balance of fixed depreciable assets was shown net at the date of the Merger, as no accumulated depreciation existed on the date of the Merger.
The excess of the purchase price over the estimated fair value of assets acquired and the liabilities assumed was $1.49 billion, which was recognized as goodwill by Cleco Holdings at the Merger date. The goodwill represents the potential long-term return of Cleco to its member.
A fair value adjustment was recorded on Cleco’s Condensed Consolidated Balance Sheet to reflect the valuation of the Cleco trade name. This adjustment is classified as an Intangible asset on Cleco’s Condensed Consolidated Balance Sheet. The valuation of the trade name was estimated by applying the relief-from-royalty method under the income approach. This valuation method is based on the premise that, in lieu of ownership of the asset, a company would be willing to pay a royalty to a third-party for the use of that asset. The owner of the asset is spared this cost, and the value of the asset is estimated by the cost savings. The projected revenue attributed to the trade name was based on projections of the value of Cleco’s wholesale contracts. The trade name is being amortized over 20 years. The amortization of the Cleco trade name is included in Depreciation and amortization on Cleco’s Condensed Consolidated Statement of Income.
On the date of the Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract price and the market price of long-term wholesale power supply agreements. These adjustments are classified as Intangible assets on Cleco’s Condensed Consolidated Balance Sheet. The valuation of the power supply agreements was estimated using the income approach. The income approach is based upon discounted projected future cash flows associated with the underlying contracts. The intangible assets for the power supply agreements will be amortized over the remaining term of the applicable contract. The amortization of the power supply agreements is included in Electric operations on Cleco’s Condensed Consolidated Statement of Income.
The net increase in deferred tax liabilities on Cleco’s Condensed Consolidated Balance Sheet represents the differences between the assigned fair values of assets acquired and their related income tax basis, net of a deferred tax asset representing the net operating loss carryforward that will be utilized in future periods. As the underlying asset assigned fair values are amortized, the related deferred tax liabilities will be included in income tax expense. Goodwill is not deductible for income tax purposes; therefore, no deferred income tax assets or liabilities were recognized for goodwill.
Other fair value adjustments were recorded for long-term debt, postretirement benefit remeasurements and deferred losses, and interest rate derivative settlement gains/losses. These fair value adjustments are subject to rate regulation, but do not earn a return. In these instances, a corresponding regulatory asset was established, as the underlying utility asset or liability amounts are recoverable from or refundable to customers at historical cost through the rate setting process. These regulatory assets established to offset fair value adjustments are amortized in amounts and over time frames consistent with the realization or settlement of the fair value adjustments. For more information, see Note 4 — “Regulatory Assets and Liabilities.”
The valuations performed in the second quarter of 2016 to estimate the fair value of assets acquired and liabilities assumed were considered preliminary as a result of the short time period between the closing of the Merger and the end of the second quarter of 2016. During the third quarter of 2016, valuations were performed for the final valuation and assessment of the postretirement benefit plans as of April 13, 2016, and the economic useful life of the Cleco trade name. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the Merger, as more information is obtained about the fair value of assets acquired and liabilities assumed. The preliminary amounts recognized are subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the date of the Merger. Cleco has not yet completed its evaluation and determination of the fair value of certain assets and liabilities acquired. Cleco expects the final valuations and assessments to be complete by the end of 2016, which may affect the purchase price allocation and goodwill.

Note 3 — Recent Authoritative Guidance
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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

guidance, an entity must identify the performance obligations in a contract and the transaction price, and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. In August 2015, FASB amended the revenue recognition guidance to provide for a one-year deferral of the effective date. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Cleco does not plan to early adopt the amended guidance. Reporting entities have the option of using either a full retrospective or a modified retrospective approach. Management will evaluate the advantages and disadvantages of each transition method before selecting the method of adoption. Management is assessing the potential areas of impact, including the identification of specific contracts that would fall under the scope of this guidance. Management will continue to evaluate the impact of this guidance. The amended guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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
In September 2015, FASB amended the business combinations guidance to simplify the accounting for measurement-period adjustments. This guidance eliminates the requirement to retrospectively account for these adjustments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This amendment should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted. Cleco was subject to this guidance starting January 1, 2016. As a result of the Merger on April 13, 2016, Cleco adopted this guidance and does not expect it to have a material impact on the results of operations, financial condition, or cash flows of the Registrants as a result of provisional merger adjustments in future periods.
In January 2016, FASB amended the guidance for recognition and measurement of financial assets and liabilities. These amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption of certain provisions of this guidance is permitted as of the beginning of the fiscal year of adoption. Entities should apply these amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair value should be applied prospectively to equity investments that exist as of the date of adoption. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In February 2016, FASB amended the guidance to account for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes practical expedients that may be elected by entities. Management will continue to evaluate the impact of this guidance. The amended guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In March 2016, FASB amended the derivatives and hedging accounting guidance to address the effect of derivative contract novations on existing hedge accounting relationships. The amended guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of the hedging relationship provided that all other hedge accounting criteria continue to be met. The adoption of this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Entities have the option to apply these amendments on either a prospective basis or a modified retrospective basis. This guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

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
In March 2016, FASB amended the stock compensation guidance to provide for improvements to employee share-based payment accounting. The adoption of this guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those periods. Early adoption is permitted. On April 13, 2016, Cleco Holdings completed the Merger and no longer has common stock; as a result, this guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
In June 2016, FASB amended the guidance for the measurement of credit losses on financial instruments. The guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The guidance affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Management does not expect this guidance to have any impact on the results of operations, financial condition, or cash flows of the Registrants.
In August 2016, FASB amended the guidance for certain cash flow issues with the objective of reducing existing diversity in practice. This guidance affects the cash flow classification related to certain types of transactions including debt, contingent consideration, proceeds from the settlement of insurance claims, and distributions from equity method investees. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
In October 2016, FASB amended the income tax guidance related to intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. Management is currently evaluating the effect the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
In October 2016, FASB amended the consolidations guidance as it relates to interest held through related parties that are under common control. This amended guidance changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity (VIE) by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have an effect on the results of operations, financial condition, or cash flows of the Registrants.

Note 4 — Regulatory Assets and Liabilities
Cleco capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
Under the current regulatory environment, Cleco believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco could require discontinuance of the application of the authoritative guidance on regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Regulatory assets – deferred taxes, net	$234,128	$236,941
Mining costs	7,010	8,921
Interest costs	4,951	5,221
AROs	1,942	2,462
Postretirement costs	158,374	150,274
Tree trimming costs	4,893	6,318
Training costs	6,747	6,863
Surcredits, net	6,767	9,661
Amended lignite mining agreement contingency	—	3,781
AMI deferred revenue requirement	4,909	5,318
Production operations and maintenance expenses	8,245	12,436
AFUDC equity gross-up	70,464	71,444
Acadia Unit 1 acquisition costs	2,468	2,548
Financing costs	8,755	9,032
Biomass costs	26	50
MISO integration costs	1,637	2,340
Coughlin transaction costs	1,007	1,030
Corporate franchise tax	1,962	373
Acadia FRP true-up	—	377
MATS costs	4,982	—
Other	828	357
Total regulatory assets	295,967	298,806
Power purchase agreement true-up	—	(312)
Fuel and purchased power	23,472	12,910
Total regulatory assets, net	$553,567	$548,345

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

The following table summarizes Cleco’s net regulatory assets and liabilities:

	SUCCESSOR (1)	PREDECESSOR
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Total Cleco Power regulatory assets, net	$553,567	$548,345
Cleco Holdings’ Merger adjustments
Fair value of long-term debt	179,931	—
Postretirement costs	23,859	—
Financing costs	9,053	—
Debt issuance costs	8,577	—
Total Cleco regulatory assets, net	$774,987	$548,345
(1)Cleco Holdings’ regulatory assets include acquisition accounting adjustments as a result of the Merger.

Tree Trimming Costs
As a result of increased vegetation growth and to remain in compliance with regulatory requirements, Cleco Power anticipates the need to spend $20.8 million through December 2020 in tree and vegetation management costs. In September 2016, Cleco Power requested approval from the LPSC to defer a portion of these costs utilizing the same accounting treatment of similar costs approved in Dockets U-30689 and U-32779. In October 2016, the LPSC approved additional deferment of up to $10.9 million. Of the remaining costs, $4.0 million will be expensed to Maintenance on Cleco Power’s Condensed Consolidated Statements of Income, and $5.9 million will be deferred and recovered in current base rates through June 2020.

Amended Lignite Mining Agreement Contingency
The provisions of the Amended Lignite Mining Agreement between Cleco Power, SWEPCO and DHLC include a requirement that if DHLC is unable to pay for loans and lease payments when due, Cleco Power and SWEPCO each will pay 50% of the amounts due. Any payments under this provision will be considered a prepayment of lignite to be delivered in the future and will be credited to future invoices from DHLC. Previously, Cleco Power recorded a liability of $3.8 million related to the amended agreement with an offsetting regulatory asset due to Cleco Power’s ability to recover prudent fuel costs from customers through the FAC. Management determined that it does not expect to be required to pay DHLC under this guarantee. As a result of this determination, the liability and the offsetting regulatory asset were remeasured to zero during the second quarter of 2016.

MATS Costs
On February 1, 2016, the LPSC approved Cleco Power’s request to recover the revenue requirements associated with the installation of MATS equipment. The MATS rule required affected EGUs to meet specific emission standards and work practice standards to address hazardous air pollutants by April 2015. The LPSC approval also allowed Cleco Power to record a regulatory asset of $7.1 million representing the unrecovered revenue requirements of the MATS equipment placed in service in the years prior to the LPSC review and approval. This amount is being amortized over three years beginning on January 1, 2016.

Fuel and Purchased Power
The cost of fuel used for electric generation and power purchased for utility customers are recovered through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. For the three and nine months ended September 30, 2016, approximately 74% and 75%, respectively, of Cleco Power’s total fuel cost was regulated by the LPSC.
Fuel and purchased power increased $10.6 million during the nine months ended September 30, 2016. Of this amount, $13.6 million was due to higher fuel costs and power purchases, the timing of collections, and customer usage, partially offset by a $3.0 million decrease in the mark-to-market value of FTRs.

Cleco Holdings’ Merger Adjustments
As a result of the Merger, Cleco implemented acquisition accounting, which eliminated AOCI at the Cleco Holdings consolidated level on the date of the Merger. Cleco will continue to recover expenses related to certain postretirement costs; therefore, Cleco recognized a regulatory asset based on its determination that these costs can continue to be collected from customers. These costs will be amortized to Other operations expense over the average remaining service period of participating employees. Cleco will also continue to recover financing costs associated with the settlement of two treasury rate locks and a forward starting swap contract that were previously recognized in AOCI. Additionally, as a result of the Merger, a regulatory asset was recorded for debt issuance costs that were eliminated at Cleco Holdings and a regulatory asset was recorded for the difference between the carrying value and the fair value of long-term debt. These regulatory assets will be amortized over the terms of the related debt issuances.

Note 5 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2016, and December 31, 2015, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	SUCCESSOR		PREDECESSOR
	AT SEPT. 30, 2016		AT DEC. 31, 2015
(THOUSANDS)	CARRYING VALUE*	ESTIMATED FAIR VALUE	CARRYING VALUE*	ESTIMATED FAIR VALUE
Long-term debt	$2,772,068	$2,859,558	$1,299,529	$1,463,989
* The carrying value of long-term debt does not include deferred issuance costs.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Cleco Power
	AT SEPT. 30, 2016		AT DEC. 31, 2015
(THOUSANDS)	CARRYING VALUE*	ESTIMATED FAIR VALUE	CARRYING VALUE*	ESTIMATED FAIR VALUE
Long-term debt	$1,242,137	$1,461,566	$1,265,529	$1,429,989
* The carrying value of long-term debt does not include deferred issuance costs.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are either measured or disclosed at their fair value according to three different levels depending on the inputs used in determining fair value.

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
	SUCCESSOR				PREDECESSOR
(THOUSANDS)	AT SEPT. 30, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$132,682	$—	$132,682	$—	$89,584	$—	$89,584	$—
FTRs	9,994	—	—	9,994	7,673	—	—	7,673
Total assets	$142,676	$—	$132,682	$9,994	$97,257	$—	$89,584	$7,673
Liability description
Long-term debt	$2,859,558	$—	$2,859,558	$—	$1,463,989	$—	$1,463,989	$—
FTRs	418	—	—	418	275	—	—	275
Total liabilities	$2,859,976	$—	$2,859,558	$418	$1,464,264	$—	$1,463,989	$275

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$106,861	$—	$106,861	$—	$87,363	$—	$87,363	$—
FTRs	9,994	—	—	9,994	7,673	—	—	7,673
Total assets	$116,855	$—	$106,861	$9,994	$95,036	$—	$87,363	$7,673
Liability description
Long-term debt	$1,461,566	$—	$1,461,566	$—	$1,429,989	$—	$1,429,989	$—
FTRs	418	—	—	418	275	—	—	275
Total liabilities	$1,461,984	$—	$1,461,566	$418	$1,430,264	$—	$1,429,989	$275

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Beginning balance	$13,618	$21,974	$3,458	$7,398	$9,949
Unrealized gains (losses)*	1,840	(719)	2,529	(1,031)	1,053
Purchases	164	69	12,772	2,070	20,219
Settlements	(6,046)	(7,249)	(9,183)	(4,979)	(17,146)
Ending balance	$9,576	$14,075	$9,576	$3,458	$14,075
* Unrealized gains and losses are reported through Accumulated deferred fuel on the balance sheet.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015	2016	2015
Beginning balance	$13,618	$21,974	$7,398	$9,949
Unrealized gains (losses)*	1,840	(719)	1,498	1,053
Purchases	164	69	14,842	20,219
Settlements	(6,046)	(7,249)	(14,162)	(17,146)
Ending balance	$9,576	$14,075	$9,576	$14,075
* Unrealized gains and losses are reported through Accumulated deferred fuel on the balance sheet.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions as of September 30, 2016, and December 31, 2015 for Cleco and Cleco Power:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
SUCCESSOR
FTRs at Sept. 30, 2016	$9,994	$418	RTO auction pricing	FTR price - per MWh	$(2.34)	$5.03
PREDECESSOR
FTRs at Dec. 31, 2015	$7,673	$275	RTO auction pricing	FTR price - per MWh	$(3.63)	$4.51

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2016	$9,994	$418	RTO auction pricing	FTR price - per MWh	$(2.34)	$5.03
FTRs at Dec. 31, 2015	$7,673	$275	RTO auction pricing	FTR price - per MWh	$(3.63)	$4.51

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
At September 30, 2016, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on the Cleco Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $78.2 million, $31.7 million, and $22.8 million, respectively, at September 30, 2016. At Cleco Power, the institutional money market funds were reported on the Condensed Consolidated Balance Sheet in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $52.4 million, $31.7 million, and $22.8 million, respectively, at September 30, 2016. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

During the nine months ended September 30, 2016, and the year ended December 31, 2015, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2016, and December 31, 2015:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		SUCCESSOR	PREDECESSOR
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2016	AT DEC. 31, 2015
Commodity-related contracts
FTRs
Current	Energy risk management assets	$9,994	$7,673
Current	Energy risk management liabilities	418	275
Commodity-related contracts, net		$9,576	$7,398

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2016	AT DEC. 31, 2015
Commodity-related contracts
FTRs
Current	Energy risk management assets	$9,994	$7,673
Current	Energy risk management liabilities	418	275
Commodity-related contracts, net		$9,576	$7,398

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for

the three and nine months ended September 30, 2016, and 2015:

Cleco
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
(THOUSANDS)	DERIVATIVES LINE ITEM	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Commodity contracts
FTRs(1)	Electric operations	$9,718	$8,988	$23,467	$8,563	$42,594
FTRs(1)	Power purchased for utility customers	(5,066)	(5,687)	(11,742)	(5,761)	(22,337)
Total		$4,652	$3,301	$11,725	$2,802	$20,257
(1)For the periods July 1, 2016 - September 30, 2016, January 1, 2016 - April 12, 2016, and April 13, 2016 - September 30, 2016, unrealized gains (losses) associated with FTRs of $1.8 million, $(1.0) million, and $2.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2015, unrealized (losses) gains associated with FTRs of $(0.7) million and $1.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	DERIVATIVES LINE ITEM	2016	2015	2016	2015
Commodity contracts
FTRs(1)	Electric operations	$9,718	$8,988	$32,030	$42,594
FTRs(1)	Power purchased for utility customers	(5,066)	(5,687)	(17,503)	(22,337)
Total		$4,652	$3,301	$14,527	$20,257
(1)For the three and nine months ended September 30, 2016, unrealized gains associated with FTRs of $1.8 million and $1.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2015, unrealized (losses) gains associated with FTRs of $(0.7) million and $1.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet

At September 30, 2016, and December 31, 2015, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is currently scheduled to be submitted to the LPSC in the second half of 2017.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. FTRs are not designated as hedging instruments for accounting purposes. The total volume of FTRs that Cleco Power had outstanding at September 30, 2016, and December 31, 2015, was 13.4 million MWh and 8.4 million MWh, respectively.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Note 6 — Debt

Short-term Debt
At September 30, 2016, and December 31, 2015, Cleco and Cleco Power had no short-term debt outstanding.

Long-term Debt
At September 30, 2016, Cleco’s long-term debt outstanding was $2.76 billion, of which $20.4 million was due within one year. The long-term debt due within one year at September 30, 2016, represents $17.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments.
In connection with the completion of the Merger, on April 13, 2016, Cleco Holdings entered into a $1.35 billion Acquisition Loan Facility. The Acquisition Loan Facility had a three-year term and a rate of LIBOR plus 1.75% or ABR plus 0.75%. In May and June 2016, Cleco Holdings refinanced the Acquisition Loan Facility with a series of other long-term financing described below.
On May 17, 2016, Cleco Holdings completed the public sale of $535.0 million of 3.743% senior notes due May 1, 2026, and $350.0 million of 4.973% senior notes due May 1, 2046. On May 24, 2016, Cleco Holdings completed the private sale of $165.0 million of 3.250% senior notes due May 1, 2023. On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. Amounts outstanding under the bank term loan bear interest, at Cleco’s option, at a base rate plus 0.625% or an adjusted LIBOR rate plus 1.625%. On July 1, 2016, the bank term loan was converted to a LIBOR-based rate. At September 30, 2016, the all-in rate was 2.155%. The proceeds from the issuance and sale of these notes and term loan were used to repay the $1.35 billion Acquisition Loan Facility, as well as fees and expenses related to the offering. Debt issuance costs of $17.7 million were recorded in connection with the repayment of the Acquisition Loan Facility.
At September 30, 2016, Cleco Power’s long-term debt outstanding was $1.24 billion, of which $20.4 million was due within one year. The long-term debt due within one year at September 30, 2016, represents $17.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments. For Cleco Power, long-term debt decreased $17.8 million from December 31, 2015, primarily due to $16.8 million in scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2016 and a $1.9 million decrease in capital lease obligations. These decreases were partially offset by $0.6 million of debt issuance cost amortizations and $0.3 million of debt discount amortizations.
On November 1, 2016, Cleco Power redeemed at par $60.0 million of 4.70% Solid Waste Disposal Facility bonds due November 2036. As part of the redemption, Cleco Power paid $1.4 million of accrued interest on the redeemed bonds.

Credit Facilities
On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced its existing $250.0 million credit facility with a $100.0 million credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At September 30, 2016, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under

Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At September 30, 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility.
On April 13, 2016, in connection with the completion of the Merger, Cleco Power replaced its existing $300.0 million credit facility with a new $300.0 million credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At September 30, 2016, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s new credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. At September 30, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. A $2.0 million letter of credit issued to MISO is covered under a standing letter of credit outside of Cleco Power’s credit facility; therefore, it does not reduce the borrowing capacity of Cleco Power’s new credit facility.

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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2016, and 2015 are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015
Components of periodic benefit costs
Service cost	$2,229	$2,605	$380	$442
Interest cost	5,455	5,198	420	461
Expected return on plan assets	(6,001)	(5,846)	—	—
Amortizations
Prior period service (credit) cost	(18)	(17)	—	21
Net loss	3,365	3,457	—	174
Net periodic benefit cost	$5,030	$5,397	$800	$1,098

	PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Components of periodic benefit costs
Service cost	$4,122	$2,563	$7,814	$709	$431	$1,226
Interest cost	10,124	6,242	15,596	784	476	1,205
Expected return on plan assets	(11,195)	(6,812)	(17,536)	—	—	—
Amortizations
Prior period service (credit) cost	(33)	(20)	(53)	—	34	89
Net loss	5,211	2,798	10,371	—	181	650
Net periodic benefit cost	$8,229	$4,771	$16,192	$1,493	$1,122	$3,170

During the third quarter of 2016, management finalized its remeasurement of the pension plan as of April 13, 2016, associated with the Merger. On the date of the remeasurement, the discount rate decreased from 4.62% to 4.21%. Prior to the remeasurement, Cleco’s 2016 net periodic benefit cost for the pension plan was expected to be $15.9 million. Due to the remeasurement of the pension plan, Cleco’s 2016 net periodic benefit cost is now expected to be $17.5 million.
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the predecessor period January 1, 2016, through April 12, 2016, was $0.5 million. The expense of the pension plan related to Cleco’s other subsidiaries for the successor periods July 1, 2016, through September 30, 2016, and April 13, 2016, through September 30, 2016, was $0.4 million and $0.8 million, respectively. The amounts for the predecessor periods for the three and nine months ended September 30, 2015, were $0.5 million and $1.5 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016, was $0.8 million and $2.5 million, respectively. The amounts for the same periods in 2015 were $0.9 million and $2.7 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at September 30, 2016, and December 31, 2015, are as follows:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Current	$3,613	$3,613
Non-current	$38,333	$39,457

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Current	$3,140	$3,140
Non-current	$33,311	$34,300

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Generally, benefits under the plan reflect an employee’s years of service, age at retirement and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement. SERP benefits are reduced by retirement benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. In connection with the completion of the Merger, three executive officers’ SERP benefits will be capped as of December 31, 2017, with regard to final compensation; however, adjustments will continue with regard to age and tenure with Cleco. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described above. In accordance with the SERP plan document and the Merger

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Agreement, four executive officers received enhanced benefits, and upon termination of employment, two of these executive officers received accelerated vesting. Management will review current market trends as it evaluates Cleco’s future compensation strategy. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on SERP participants. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies that employed the officer. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
The components of net periodic benefit cost related to SERP for the three and nine months ended September 30, 2016, and 2015 are as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015
Components of periodic benefit costs
Service cost	$213	$676
Interest cost	839	764
Amortizations
Prior period service (credit) cost	(9)	14
Net loss	511	743
Total benefit cost	$1,554	$2,197

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Components of periodic benefit costs
Service cost	$277	$702	$2,029
Interest cost	1,543	900	2,292
Amortizations
Prior period service (credit) cost	(42)	17	40
Net loss	1,120	574	2,230
Net periodic benefit cost	2,898	2,193	6,591
Curtailment charge	—	3,602	—
Special/contractual termination benefits	—	3,222	—
Total benefit cost	$2,898	$9,017	$6,591

There was a remeasurement of SERP at April 13, 2016, to reflect change in control benefits as a result of the Merger. On the date of the remeasurement, the discount rate decreased from 4.60% to 4.15%. This remeasurement resulted in a $3.6 million curtailment charge and $3.2 million of special/contractual termination benefits. The curtailments and special/contractual termination benefits are included in Merger transaction and commitment costs on Cleco’s Condensed Consolidated Statements of Income. There was an additional remeasurement of SERP at August 31, 2016, to reflect changes to the plan relating to three executive officers’ SERP benefits being capped as of December 31, 2017, with regard to final compensation. On the date of the remeasurement, the discount rate decreased from 4.15% to 3.47%.

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, compared to $0.6 million and $1.7 million for the same periods in 2015.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2016, and December 31, 2015, are as follows:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Current	$4,389	$3,238
Non-current	$82,143	$69,049

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Current	$905	$1,000
Non-current	$18,188	$21,321

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Prior to the close of the Merger on April 13, 2016, employer contributions could also be in the form of Cleco Corporation common stock. Participation in the 401(k) Plan is voluntary, and all active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2016, and 2015 is as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015
401(k) Plan expense	$1,331	$1,090

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2015
401(k) Plan expense	$2,440	$1,593	$3,783

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2016, and 2015 is as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015
401(k) Plan expense	$204	$205

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2015
401(k) Plan expense	$378	$319	$736

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Note 8 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and nine months ended September 30, 2016, and 2015:

Cleco
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015	APR. 13, 2016 - SEPT. 30,2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Effective tax rate	37.4%	33.7%	40.3%	(704.9)%	36.9%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2016	2015	2016	2015
Effective tax rate	35.9%	32.0%	19.5%	35.6%

For the successor periods, the effective income tax rate for Cleco was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, adjustments for tax returns as filed, and state tax expense.
For the predecessor periods, the effective income tax rate for Cleco was different than the federal statutory rate primarily due to a significant portion of the merger costs not being deductible, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, adjustments for tax returns as filed, and state tax expense.
For the three and nine months ended September 30, 2016, and 2015, the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of September 30, 2016, and December 31, 2015, Cleco had a deferred tax asset resulting from NMTC carryforwards of $97.2 million and $96.5 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of September 30, 2016, Cleco has a federal net operating loss carryforward of $45.0 million and a state net operating loss carryforward of $136.8 million. The federal and state net operating loss carryforwards will begin to expire in 2031. Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At September 30, 2016, and December 31, 2015, Cleco and

Cleco Power had no interest payable related to uncertain tax positions. For the nine months ended September 30, 2016 and 2015, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At September 30, 2016, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2016, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
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
Cleco classifies income tax penalties as a component of other expense. For the nine months ended September 30, 2016, and 2015, no penalties were recognized.

Note 9 — Disclosures about Segments
Cleco’s reportable segment is based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary.
Cleco Power, the reportable segment, engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s Chief Executive Officer (the chief operating decision-maker) with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the chart below includes the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary.
The financial results of Cleco’s segment is presented on an accrual basis. Management evaluates the performance of its segment and allocates resources to it based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services provided by Support Group.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPT. 30,
	SUCCESSOR
2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$326,281	$(2,574)	$—	$323,707
Other operations	18,460	517	(1)	18,976
Electric customer credits	177	—	—	177
Affiliate revenue	213	13,060	(13,273)	—
Operating revenue, net	$345,131	$11,003	$(13,274)	$342,860
Depreciation and amortization	$40,353	$2,182	$—	$42,535
Merger transaction and commitment costs	$—	$1,869	$—	$1,869
Interest charges	$19,177	$12,709	$(28)	$31,858
Interest income	$264	$82	$(28)	$318
Federal and state income tax expense (benefit)	$29,427	$(5,728)	$1	$23,700
Net income (loss)	$52,572	$(12,952)	$1	$39,621

	PREDECESSOR
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$325,994	$—	$—	$325,994
Other operations	19,418	519	—	19,937
Electric customer credits	(463)	—	—	(463)
Affiliate revenue	240	15,036	(15,276)	—
Operating revenue, net	$345,189	$15,555	$(15,276)	$345,468
Depreciation and amortization	$38,376	$744	$—	$39,120
Merger transaction costs	$—	$831	$—	$831
Interest charges	$18,309	$195	$89	$18,593
Interest income (expense)	$303	$(47)	$90	$346
Federal and state income tax expense	$27,638	$123	$—	$27,761
Net income (loss)	$58,661	$(3,998)	$—	$54,663

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPT. 30,
	SUCCESSOR APR. 13, 2016 - SEPT. 30, 2016				PREDECESSOR JAN. 1, 2016 - APR. 12, 2016
2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$558,439	$(4,805)	$—	$553,634	$281,154	$—	$—	$281,154
Other operations	32,145	965	—	33,110	18,493	587	—	19,080
Electric customer credits	(381)	—	—	(381)	(364)	—	—	(364)
Affiliate revenue	406	23,823	(24,229)	—	263	15,024	(15,287)	—
Operating revenue, net	$590,609	$19,983	$(24,229)	$586,363	$299,546	$15,611	$(15,287)	$299,870
Depreciation and amortization	$71,498	$5,198	$(1)	$76,695	$43,698	$377	$1	$44,076
Merger transaction and commitment costs	$151,501	$21,671	$—	$173,172	$—	$34,928	$(16)	$34,912
Interest charges	$35,937	$22,430	$(44)	$58,323	$21,840	$295	$(12)	$22,123
Interest income	$382	$177	$(44)	$515	$208	$69	$(12)	$265
Federal and state income tax (benefit) expense	$(10,028)	$(18,474)	$—	$(28,502)	$12,993	$(9,525)	$—	$3,468
Net (loss) income	$(9,326)	$(32,968)	$—	$(42,294)	$21,548	$(25,508)	$—	$(3,960)
Additions to property, plant, and equipment	$102,284	$393	$—	$102,677	$42,353	$39	$—	$42,392
Equity investment in investees (1)	$19,272	$—	$—	$19,272
Goodwill (1)	$1,491,519	$—	$—	$1,491,519
Total segment assets (1)	$4,279,856	$1,930,739	$213,917	$6,424,512
(1) Balances as of September 30, 2016

	PREDECESSOR FOR THE NINE MONTHS ENDED SEPT. 30, 2015
2015 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$880,169	$—	$—	$880,169
Other operations	51,913	1,559	—	53,472
Electric customer credits	(3,642)	—	—	(3,642)
Affiliate revenue	904	42,790	(43,694)	—
Operating revenue, net	$929,344	$44,349	$(43,694)	$929,999
Depreciation and amortization	$111,485	$1,381	$—	$112,866
Merger transaction costs	$—	$2,561	$—	$2,561
Interest charges	$57,612	$720	$292	$58,624
Interest income (expense)	$607	$(166)	$293	$734
Federal and state income tax expense (benefit)	$65,906	$(458)	$—	$65,448
Net income (loss)	$119,080	$(7,261)	$—	$111,819
Additions to property, plant, and equipment	$116,360	$318	$—	$116,678
Equity investment in investees (1)	$16,822	$—	$—	$16,822
Total segment assets (1)	$4,233,731	$21,800	$68,547	$4,324,078
(1) Balances as of December 31, 2015

Note 10 — Regulation and Rates

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The first complaint, filed in November 2013, is for the period November 2013 through February 2015. The second complaint, filed in February 2015, is for the period February 2015 through May 2016. On September 29, 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE with refunds due 45-days following the order. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. A binding FERC order on the second rate complaint is expected in the second quarter of 2017. As of September 30, 2016, Cleco Power had $2.6 million accrued for ROE reductions for the entire period December 2013 through May 2016. For more information on the ROE complaints, see Note 12 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ended June 30. Cleco Power was scheduled to file an application with the LPSC for a new FRP by June 30,

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

2017. However, as part of the merger approval process Cleco Power agreed not to file an application for a new FRP or request an increase in base rates until June 30, 2019, with anticipated new rates being effective July 1, 2020.
On October 31, 2015, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2015, which indicated that $0.2 million was due to be returned to eligible customers. On July 27, 2016, the LPSC Staff issued their report indicating agreement with Cleco Power’s refund calculation for the 12-month period ended June 30, 2015. The $0.2 million was refunded to eligible customers in September 2016. On October 31, 2016, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2016, which indicated that no refund was due as a result of the FRP, and $0.3 million was due as a result of the cost of service savings from the Merger Commitments. For more information on Merger Commitments, see "— Merger Commitments.”

Merger Commitments
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. On April 28, 2016, the LPSC voted to issue credits equally to eligible customers with service as of June 30, 2016, beginning in July 2016. As of September 30, 2016, Cleco Power had issued $110.3 million of customer rate credits. Also included in the Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED or another state agency, and $6.0 million of charitable contributions to be disbursed over five years.
In addition, the Merger Commitments included $1.2 million of annual estimated cost of service savings expected as a result of the Merger. The cost savings is not subject to the target ROE or any sharing mechanism in the current FRP and will continue until Cleco Power files for a new FRP in 2019. The cost savings will be refunded to customers annually beginning in September 2017. As of September 30, 2016, Cleco Power had $0.6 million accrued for the cost savings refund. A report on the status of the Merger Commitments must be filed annually by October 31 for the 12-month period ended June 30. On October 31, 2016, Cleco Power filed the annual Merger Commitment status report for the period ended June 30, 2016.

Other
On April 8, 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On April 8, 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On October 4, 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco is in the process of preparing responses to these requests.

Note 11 — Variable Interest Entities
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
Equity investment in investee at September 30, 2016, represents Cleco Power’s $19.3 million investment in Oxbow. Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2016, consisted of its equity investment of $19.3 million. During the nine months ended September 30, 2016, Cleco Power made $2.5 million of cash contributions to its equity investment in Oxbow as a result of the expected transition from the Dolet Hills mine to the Oxbow mine by May 2017.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Purchase price	$12,873	$12,873
Cash contributions	6,399	3,949
Total equity investment in investee	$19,272	$16,822

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Oxbow’s net assets/liabilities	$38,544	$33,645
Cleco Power’s 50% equity	$19,272	$16,822
Cleco Power’s maximum exposure to loss	$19,272	$16,822

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015	2016	2015
Operating revenue	$1,034	$942	$4,661	$2,656
Operating expenses	1,034	942	4,661	2,656
Income before taxes	$—	$—	$—	$—

Dolet Hills Power Station mines lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station.
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (also known as the Superfund statute) for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The special notice requested that Cleco and Cleco Power, along with many other listed potentially responsible parties (PRP), enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. The EPA identified Cleco as one of many companies that sent polychlorinated biphenyl (PCB) wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List on March 8, 2004, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has yet been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to two PRP’s, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in December 2009. The Tier 1 part of the study was completed in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. The draft Tier 2 remedial investigation report was submitted in December 2014. In 2015, remedial investigation activities included the collection and analysis of sediment, crawfish, and fish tissue samples. After reviewing the sample analysis, in August 2015, the Louisiana Department of Health and Hospitals updated the advisory for the area to advise that fish and crawfish from the area should not be eaten. The final Tier 2 remedial investigation report was made public in December 2015. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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

On November 14, 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted on November 19, 2014. On December 3, 2014, the Court consolidated the remaining three actions and appointed interim co-lead counsel. On December 18, 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction (the Consolidated Amended Petition). The consolidated action named Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Amended Petition alleged, among other things, that Cleco Corporation’s directors breached their fiduciary duties to Cleco’s shareholders and grossly mismanaged Cleco by approving the Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized, engaging in self-dealing by ignoring conflicts of interest, and failing to disclose material information about the Merger. The Consolidated Amended Petition further alleged that all defendants conspired to commit the breaches of fiduciary duty. Cleco believes that the allegations of the Consolidated Amended Petition are without merit and that it has substantial meritorious defenses to the claims set forth in the Consolidated Amended Petition.
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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

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
On March 21, 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. On May 13, 2016, the plaintiffs filed their Fourth Verified Consolidated Amended Class Action Petition. This petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held on September 15, 2016. On September 26, 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs were required to file any request for rehearing with the District Court by October 7, 2016, and no requests were filed. The deadline for the plaintiffs to appeal the District Court’s ruling to the Third Circuit Court of Appeal is December 6, 2016.

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
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The District Court denied Cleco’s exception in December 2015, after considering briefs and arguments. On January 21, 2016, Cleco appealed the District Court’s denial of its exception by filing with the Third Circuit Court of Appeal for the State of Louisiana. On June 30, 2016, the Third Circuit Court of Appeal for the State of Louisiana denied the request to have the case dismissed. On July 29, 2016, Cleco filed a writ to the Louisiana Supreme Court seeking a review of the District Court’s denial of Cleco’s exception.
In February 2016, the parties agreed to a stay of all proceedings pending discussions concerning settlement. On May 16, 2016, the District Court lifted the stay at the request of Gulf Coast. Cleco believes the allegations of the petition are contradicted by the written documents executed by Gulf Coast, are otherwise without merit, and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in the audit is $582.6 million. Cleco Power has responded to two sets of data requests from the LPSC Staff and the responses are currently under review. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million. Cleco Power has responded to three sets of data requests from the LPSC Staff and the responses are currently under

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

review. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. On April 15, 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 24, 2016, deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. The first complaint is for the period November 2013 through February 2015. In December 2015, an ALJ issued an initial decision recommending a 10.32% ROE. On September 29, 2016, FERC issued a Final Order confirming the ALJ’s recommendation of a 10.32% ROE.
In February 2015, a second ROE complaint was filed for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. A binding FERC order on the second rate complaint is expected in the second quarter of 2017.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
As of September 30, 2016, Cleco Power had $2.6 million accrued for a reduction to the ROE for the entire period December 2013 through May 2016. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Tax Contingency
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two

Acts become law, Cleco will be required to remeasure its deferred income tax assets and liabilities. The impact to Cleco is not expected to be material. Additionally, income tax expense in future periods may not be comparable to prior periods.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2016, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $6.8 million and has accrued this amount.

Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standing letters of credit, in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require the Registrants to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees.
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
Cleco Holdings provided guarantees and indemnities to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville facility in 2005. At September 30, 2016, the remaining indemnifications relate to environmental matters that may have been present prior to closing. These remaining indemnifications have no limitations to time. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under these guarantees.
On behalf of Acadia, Cleco Holdings provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. At September 30, 2016, the remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no limitations as to time or maximum potential future payments. Currently, management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Cleco Holdings provided indemnifications to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnifications to Cleco Holdings and Evangeline as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power, Cleco Holdings, and Evangeline for their respective indemnifications is $40.0 million, except for indemnifications relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Currently, management does not expect to be required to make any payments under these indemnifications.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Previously, Cleco Power recorded a liability of $3.8 million related to the amended agreement with an offsetting regulatory asset. Management determined that it does not expect to be required to pay DHLC under this guarantee. As a result of this determination, the liability and the offsetting regulatory asset were remeasured to zero during the second quarter of 2016. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $106.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Other Commitments

NMTC Fund
In 2008, Cleco Holdings and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco Holdings has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the American Recovery and Reinvestment Act of 2009 (ARRA). The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Holdings. In total, Cleco Holdings contributed $283.7 million of equity contributions to the NMTC Fund and will receive at least $302.0 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2017. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the NMTC Fund as net tax benefits are delivered.
Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item Tax credit fund investment, net. The amount of tax benefits delivered in excess of capital contributions as of September 30, 2016, was $16.8 million. The amount of tax benefits delivered but not utilized as of September 30, 2016, was $100.1 million and is reflected as a deferred tax asset.
By using the cost method for investments, the gross investment amortization expense will be recognized over a nine-year period, with one year remaining under the new amendment. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.

Risks and Uncertainties
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco or its affiliates are not in compliance with loan agreements or bond indentures.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s downgraded Cleco Holdings’ credit rating to BBB- (stable) and Baa3 (stable), respectively. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s credit ratings were maintained at Cleco Power at BBB+ (stable) and A3 (stable), respectively. Any downgrade of credit ratings will result in additional fees and higher interest rates under its bank credit and, potentially, other debt agreements. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Power will be required to post additional collateral for derivatives.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required and Cleco’s financial condition could be materially adversely affected.
Cleco Power is a participant in the MISO market. Energy prices in the MISO market are based on Locational Marginal Price (LMP), which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. Cleco Power uses FTRs to mitigate transmission congestion risk. Changes to anticipated transmission paths

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

may result in an unexpected increase in energy costs to Cleco Power.

Note 13 — Affiliate Transactions
At September 30, 2016, Cleco Holdings has balances that are payable to or due from its affiliates. Cleco Holdings has accounts receivable of $3.8 million due from Cleco Group in relation to merger costs paid on behalf of Cleco Group. Cleco Holdings has accounts payable of $0.2 million to Cleco Group, which consists of residual cash as a result of the Merger.
Cleco Power also has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2016		AT DEC. 31, 2015
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$896	$1,016	$653	$564
Support Group	1,032	7,047	1,254	6,034
Other (1)	1	—	1	—
Total	$1,929	$8,063	$1,908	$6,598
(1) Represents Attala, Diversified Lands, and Perryville.

Note 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
SUCCESSOR
Balances, beginning of period	$—	$—	$—
Other comprehensive loss before reclassifications
Postretirement benefit adjustments during the period	(2,308)	—	(2,308)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	3	—	3
Net current-period other comprehensive loss	(2,305)	—	(2,305)
Balances, Sept. 30, 2016	$(2,305)	$—	$(2,305)

	FOR THE NINE MONTHS ENDED SEPT. 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, beginning of period	$(20,857)	$(5,728)	$(26,585)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	587	—	587
Reclassification of net loss to interest charges	—	60	60
Net current-period other comprehensive income	587	60	647
Balances, Apr. 12, 2016	$(20,270)	$(5,668)	$(25,938)
SUCCESSOR(1)
Balances, Apr. 13, 2016	$—	$—	$—
Other comprehensive loss before reclassifications
Postretirement benefit adjustments during the period	(2,308)	—	(2,308)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	3	—	3
Net current-period other comprehensive loss	(2,305)	—	(2,305)
Balances, Sept. 30, 2016	$(2,305)	$—	$(2,305)
(1)As a result of the Merger, accumulated other comprehensive income was reduced to zero on April 13, 2016, as required by acquisition accounting.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2015			FOR THE NINE MONTHS ENDED SEPT. 30, 2015
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, beginning of period	$(25,461)	$(5,833)	$(31,294)	$(26,726)	$(5,939)	$(32,665)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	586	—	586	1,851	—	1,851
Reclassification of net loss to interest charges	—	53	53	—	159	159
Net current-period other comprehensive income	586	53	639	1,851	159	2,010
Balances, Sept. 30, 2015	$(24,875)	$(5,780)	$(30,655)	$(24,875)	$(5,780)	$(30,655)

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2016			FOR THE NINE MONTHS ENDED SEPT. 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(10,983)	$(5,622)	$(16,605)	$(11,364)	$(5,728)	$(17,092)
Other comprehensive income before reclassifications
Postretirement benefit adjustments during the period	2,013	—	2,013	2,013	—	2,013
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	167	—	167	548	—	548
Reclassification of net loss to interest charges	—	53	53	—	159	159
Net current-period other comprehensive income	2,180	53	2,233	2,561	159	2,720
Balances, Sept. 30, 2016	$(8,803)	$(5,569)	$(14,372)	$(8,803)	$(5,569)	$(14,372)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2015			FOR THE NINE MONTHS ENDED SEPT. 30, 2015
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(11,148)	$(5,833)	$(16,981)	$(11,349)	$(5,939)	$(17,288)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	218	—	218	419	—	419
Reclassification of net loss to interest charges	—	53	53	—	159	159
Net current-period other comprehensive income	218	53	271	419	159	578
Balances, Sept. 30, 2015	$(10,930)	$(5,780)	$(16,710)	$(10,930)	$(5,780)	$(16,710)

Note 15 — Intangible Assets and Goodwill
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but may have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. At the date of the Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed on the date of the Merger. During the three and nine months ended September 30, 2016, Cleco Katrina/Rita recognized amortization expense, based on actual collections, of $4.9 million and $13.1 million, respectively. During the three and nine months ended September 30, 2015, Cleco Katrina/Rita recognized amortization expense, based on actual collections, of $4.4 million and $12.0 million, respectively.
As a result of the Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. For the successor periods July 1, 2016, through September 30, 2016, and April 13, 2016 through September 30, 2016, Cleco recognized amortization expense of $0.1 million on the trade name intangible asset. The intangible assets related to the power supply agreements are being amortized over the remaining life of each applicable contract ranging between 2 years and 19 years. For the successor periods July 1, 2016, through September 30, 2016, and April 13, 2016, through September 30, 2016, Cleco recognized a reduction of revenue of $2.6 million and $4.8 million, respectively, on the intangible assets for the power supply agreements. For more information about the Merger related adjustments, see Note 2 — “Business Combinations.”
On April 13, 2016, in connection with the completion of the Merger, Cleco recognized goodwill of $1.49 billion. Management has assigned goodwill to Cleco’s reportable segment, Cleco Power. For more information about Cleco’s policy on goodwill, see Note 1 — “Summary of Significant Accounting Policies — Goodwill.”

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, https://www.cleco.com, as a routine channel for distribution of important information, including news releases and financial information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for informational purposes and does not intend for the address to be an active link. The contents of the website are not incorporated into this Combined Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2016, and September 30, 2015.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company that owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 287,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi.

Merger
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. For more information on the Merger, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combinations.”

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include continuing construction on the Layfield/Messick project and the Cenla Transmission Expansion project; beginning construction on the St. Mary Clean Energy Center project (formerly the Cabot Waste Heat Recovery project) and the Terrebonne to Bayou Vista Transmission project (formerly the Bayou Vista project); and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion project, includes the construction of the new Layfield transmission substation and the construction of additional transmission interconnection facilities near the Dolet Hills Power Station. The project is anticipated to reduce congestion and increase reliability for customers in northwest Louisiana. Construction is expected to be complete in December 2016. Cleco Power’s portion of the joint project with SWEPCO is expected to cost $29.8 million. As of September 30, 2016, Cleco Power had spent $27.9 million on the project.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shedding events while providing flexibility to allow routine maintenance outages and serve future growth in the central Louisiana area. Right-of-way acquisition and clearing are complete, and construction began in March 2016. The project is expected to be complete by the end of 2017, with an estimated cost of $32.7 million. As of September 30, 2016, Cleco Power had spent $22.5 million on the project.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 with the project expected to be commercially operational by the first quarter of 2018 at an expected cost of $81.9 million. Upon achieving commercial operations, the project is expected to generate more than 250,000 MWh of zero additional carbon emitting energy each year. As of September 30, 2016, Cleco Power had spent $16.3 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening for customers in southeast Louisiana. A line routing study began in March 2016, and permitting and right-of-way acquisition began in May 2016. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $48.0 million. Construction is expected to be complete by the third quarter of 2018. As of September 30, 2016, Cleco Power had spent $0.9 million on the project.

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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

government and military, wood and paper, health care, information technology, transportation, and other manufacturing.

RESULTS OF OPERATIONS
All of the financial information for Cleco below is presented such that pre-merger activity is shown as “Predecessor” and post-merger activity is shown as “Successor.” The purchase price of the Merger was allocated to the related assets and liabilities based on their respective estimated fair values on the Merger date, with the remaining consideration recorded as goodwill. The fair values of assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized, but is subject to annual impairment testing. Such adjustments to fair value and the allocation of purchase price between identifiable intangibles and goodwill will have an impact on Cleco’s expenses and profitability.

Comparison of the Three Months Ended September 30, 2016, and 2015

Cleco Consolidated
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30,2016	FOR THE THREE MONTHS ENDED SEPT. 30, 2015
Operating revenue, net	$342,860	$345,468
Operating expenses	249,717	242,896
Operating income	$93,143	$102,572
Interest charges	$31,858	$18,593
Federal and state income tax expense	$23,700	$27,761
Net income	$39,621	$54,663

Cleco’s net income attributable for the successor period for the three months ended September 30, 2016, was $39.6 million. There were no significant changes in the underlying trends impacting net income with the exception of the change in pretax income primarily related to:

•	$12.3 million of interest costs related to debt obtained as a result of the Merger,

•
$2.6 million of an offset to operating revenue related to the amortization of the intangible asset recorded for the fair value adjustment of wholesale power supply agreements as a result of the Merger,

•	$1.9 million of merger transaction and commitment costs, and

•	$1.7 million of amortization of the fair value adjustment made as a result of the Merger to record the stepped-up basis for the Coughlin assets.

The effective income tax rate for the period was 37.4%.
Cleco’s net income attributable for the predecessor period for the three months ended September 30, 2015, was $54.7 million. There were no significant changes in the underlying trends impacting net income. The effective income tax rate for the period was 33.7%.
The estimated annual effective income tax rate used in the third quarter of 2016 for Cleco might not be indicative of the full-year income tax rate. Deductions related to the merger transaction and commitment costs have not been included in the third quarter of 2016 estimated annual effective income tax rate as they do not represent benefits related to ordinary income. The income tax benefits for merger transaction and commitment costs are recognized in the periods that the underlying expenses occur. For more information on the successor and predecessor period effective tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes — Effective Tax Rates.”
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco will be required to remeasure its deferred income tax assets and liabilities. The impact to Cleco is not expected to be material. Additionally, income tax expense in future periods may not be comparable to prior periods.
Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2016	2015	VARIANCE	CHANGE
Operating revenue
Base	$198,448	$198,289	$159	0.1%
Fuel cost recovery	127,833	127,705	128	0.1%
Electric customer credits	177	(463)	640	138.2%
Other operations	18,460	19,418	(958)	(4.9)%
Affiliate revenue	213	240	(27)	(11.3)%
Operating revenue, net	345,131	345,189	(58)	—%
Operating expenses
Recoverable fuel and power purchased	127,834	127,707	(127)	(0.1)%
Non-recoverable fuel and power purchased	10,132	8,889	(1,243)	(14.0)%
Other operations	35,886	33,639	(2,247)	(6.7)%
Maintenance	19,326	19,932	606	3.0%
Depreciation and amortization	40,353	38,376	(1,977)	(5.2)%
Taxes other than income taxes	12,180	12,680	500	3.9%
Total operating expenses	245,711	241,223	(4,488)	(1.9)%
Operating income	$99,420	$103,966	$(4,546)	(4.4)%
Federal and state income tax expense	$29,427	$27,638	$(1,789)	(6.5)%
Net income	$52,572	$58,661	$(6,089)	(10.4)%

Cleco Power’s net income in the third quarter of 2016 decreased $6.1 million compared to the third quarter of 2015 largely as a result of the following factors:

•	higher other operations expense,

•	higher depreciation and amortization,

•	higher income taxes,

•	higher non-recoverable fuel and power purchased, and

•	lower other operations revenue.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

The following tables show the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,221	1,238	(1.4)%
Commercial	812	820	(1.0)%
Industrial	503	507	(0.8)%
Other retail	35	35	—%
Total retail	2,571	2,600	(1.1)%
Sales for resale	949	1,032	(8.0)%
Unbilled	6	(52)	111.5%
Total retail and wholesale customer sales	3,526	3,580	(1.5)%

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$100,973	$102,210	(1.2)%
Commercial	52,215	52,410	(0.4)%
Industrial	21,270	22,300	(4.6)%
Other retail	2,820	2,800	0.7%
Surcharge	5,768	5,819	(0.9)%
Total retail	183,046	185,539	(1.3)%
Sales for resale	15,459	15,629	(1.1)%
Unbilled	(57)	(2,879)	98.0%
Total retail and wholesale customer sales	$198,448	$198,289	0.1%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2016 CHANGE
	2016	2015	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,744	1,673	1,511	4.2%	15.4%

Base
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 74% of Cleco Power’s total fuel cost during the third quarter of 2016 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the current fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosure about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue decreased $1.0 million during the third quarter of 2016 compared to the third quarter of 2015 primarily related to $2.1 million of lower forfeited discounts and reconnect fees mostly due to customer rate credits in the third quarter of 2016 as a result of the Merger, partially offset by $1.1 million of higher net transmission and distribution revenue.

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $1.2 million during the third quarter of 2016 compared to the third quarter of 2015 primarily due to higher expenses related to MISO transmission costs.

Other Operations Expense
Other operations expense increased $2.2 million during the third quarter of 2016 compared to the third quarter of 2015 primarily due to $1.5 million of higher generation expenses, $0.9 million of higher administrative and general expenses, and $0.1 million of higher miscellaneous expenses. These increases were partially offset by $0.3 million of lower customer service expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $2.0 million during the third quarter of 2016 compared to the third quarter of 2015 primarily due to $0.8 million of normal recurring additions to fixed assets, $0.5 million of higher amortization of storm damages which is based on collections from customers, $0.3 million of higher amortization of intangible property, $0.2 million of higher amortization of production operations and maintenance deferrals, and $0.2 million of higher amortization of the state corporate franchise tax regulatory asset.

Income Taxes
Federal and state income tax expense increased $1.8 million during the third quarter of 2016 compared to the third quarter of 2015 primarily due to $5.3 million to record tax expense at the projected annual effective tax rate and $0.1 million for miscellaneous tax items. These increases were partially offset by $1.7 million for the change in pretax income, excluding AFUDC equity, $1.1 million for adjustments for tax returns as filed, and $0.8 million for the flowthrough of state tax benefits.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

The estimated annual effective income tax rate used during the third quarter of 2016 for Cleco Power might not be indicative of the full-year income tax rate. Deductions related to some of the merger commitment costs have not been included in the third quarter of 2016 estimated annual effective income tax rate as they do not represent benefits related to ordinary income. The income tax benefits for merger commitment costs are recognized in the periods that the underlying expenses occur.
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco Power will be required to remeasure its deferred income tax assets and liabilities. The impact to Cleco Power is not expected to be material. Additionally, income tax expense in future periods may not be comparable to prior periods.

Comparison of the Nine Months Ended September 30, 2016, and 2015

Cleco Consolidated
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2015
Operating revenue, net	$586,363	$299,870	$929,999
Operating expenses	603,368	279,507	694,824
Operating (loss) income	$(17,005)	$20,363	$235,175
Interest charges	$58,323	$22,123	$58,624
Federal and state income tax (benefit) expense	$(28,502)	$3,468	$65,448
Net (loss) income	$(42,294)	$(3,960)	$111,819

Cleco’s net loss attributable for the successor period April 13, 2016, through September 30, 2016, was $42.3 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax loss primarily related to:

•	$173.2 million of merger transaction and commitment costs,

•	$21.6 million of interest costs related to debt obtained as a result of the Merger,

•
$4.8 million of an offset to operating revenue related to the amortization of the intangible asset recorded for the fair value adjustment of wholesale power supply agreements as a result of the Merger, and

•	$4.6 million of amortization of the fair value adjustment made as a result of the Merger to record the stepped-up basis for the Coughlin assets.

The effective income tax rate for the period was 40.3%.
Cleco’s net loss attributable for the predecessor period January 1, 2016, through April 12, 2016, was $4.0 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax loss primarily related to $34.9 million of merger transaction costs. The effective income tax rate for the period was (704.9%).
Cleco’s net income attributable for the predecessor period for the nine months ended September 30, 2015, was $111.8 million. There were no significant changes in the underlying trends impacting net income. The effective income tax rate for the period was 36.9%.
The estimated annual effective income tax rate used during the nine months ended September 30, 2016, for Cleco might not be indicative of the full-year income tax rate. Deductions related to merger transaction and commitment costs have not been included in the nine months ended September 30, 2016, estimated annual effective income tax rate as they do not represent benefits related to ordinary income. The income tax benefits for merger transaction and commitment costs are recognized in the periods that the underlying expenses occur. For more information on the successor and predecessor period effective tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes — Effective Tax Rates.”
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco will be required to remeasure its deferred income tax assets and liabilities. The impact to Cleco is not expected to be material. Additionally, income tax expense in future periods may not be comparable to prior periods.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2016	2015	VARIANCE	CHANGE
Operating revenue
Base	$515,294	$517,164	$(1,870)	(0.4)%
Fuel cost recovery	324,299	363,005	(38,706)	(10.7)%
Electric customer credits	(745)	(3,642)	2,897	79.5%
Other operations	50,638	51,913	(1,275)	(2.5)%
Affiliate revenue	669	904	(235)	(26.0)%
Operating revenue, net	890,155	929,344	(39,189)	(4.2)%
Operating expenses
Recoverable fuel and power purchased	324,305	363,009	38,704	10.7%
Non-recoverable fuel and power purchased	27,920	23,936	(3,984)	(16.6)%
Other operations	94,566	93,770	(796)	(0.8)%
Maintenance	71,818	60,106	(11,712)	(19.5)%
Depreciation and amortization	115,196	111,485	(3,711)	(3.3)%
Taxes other than income taxes	36,096	37,159	1,063	2.9%
Merger commitment costs	151,501	—	(151,501)	—%
Gain on sale of asset	(1,095)	—	1,095	—%
Total operating expenses	820,307	689,465	(130,842)	(19.0)%
Operating income	$69,848	$239,879	$(170,031)	(70.9)%
Federal and state income tax expense	$2,965	$65,906	$62,941	95.5%
Net income	$12,222	$119,080	$(106,858)	(89.7)%

Cleco Power’s net income in the first nine months of 2016 decreased $106.9 million compared to the first nine months of 2015. Contributing factors include:

•	higher merger commitment costs,

•	higher maintenance expense,

•	higher non-recoverable fuel and power purchased,

•	higher depreciation and amortization,

•	lower base revenue, and

•	lower other operations revenue.

These factors were partially offset by:

•	lower income taxes,

•	lower electric customer credits,

•	higher gain on the sale of an asset, and

•	lower taxes other than income taxes.

The following tables show the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,828	3,026	(6.5)%
Commercial	2,048	2,117	(3.3)%
Industrial	1,443	1,428	1.1%
Other retail	100	102	(2.0)%
Total retail	6,419	6,673	(3.8)%
Sales for resale	2,367	2,620	(9.7)%
Unbilled	203	20	915.0%
Total retail and wholesale customer sales	8,989	9,313	(3.5)%

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2016	2015	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$227,949	$235,627	(3.3)%
Commercial	144,857	144,267	0.4%
Industrial	62,982	62,466	0.8%
Other retail	8,022	7,949	0.9%
Surcharge	15,992	16,380	(2.4)%
Total retail	459,802	466,689	(1.5)%
Sales for resale	44,612	48,488	(8.0)%
Unbilled	10,880	1,987	447.6%
Total retail and wholesale customer sales	$515,294	$517,164	(0.4)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2016 CHANGE
	2016	2015	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	755	998	942	(24.3)%	(19.9)%
Cooling degree-days	2,885	2,860	2,531	0.9%	14.0%

Base
Base revenue decreased $1.9 million during the first nine months of 2016 compared to the first nine months of 2015 primarily due to lower net sales due to usage, including milder winter weather, partially offset by an annual rate adjustment that began on July 1, 2015.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during the first nine months of 2016 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the current fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosure about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits decreased $2.9 million during the first nine months of 2016 compared to the first nine months of 2015 primarily due to $2.6 million of lower transmission ROE accruals largely as a result of the Final Order issued by FERC on the first complaint and $1.2 million due to the absence of accruals related to energy efficiency programs. These decreases were partially offset by $0.6 million related to the cost of service savings refund as a result of the Merger Commitments and $0.3 million for the absence of a reversal of accruals related to a site-specific industrial customer. For more information on the accrual of electric customer credits and the transmission ROE, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates.”

Other Operations Revenue
Other operations revenue decreased $1.3 million during the first nine months of 2016 compared to the first nine months of 2015 primarily related to $2.0 million of lower forfeited discounts mostly due to customer rate credits in the third quarter of 2016 as a result of the Merger, partially offset by $0.7 million of higher net transmission and distribution revenue.

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $4.0 million during the first nine months of 2016 compared to the first nine months of 2015 primarily related to $1.6 million for a reserve for uncollectible transmission expenses, $1.3 million of expenses related to fuel accounting software, and $1.1 million for expenses related to MISO transmission costs.

Maintenance Expense
Maintenance expense increased $11.7 million during the first nine months of 2016 compared to the first nine months of 2015 primarily due to $9.5 million of higher generating station outage expenses, $1.6 million of higher transmission and distribution expenses, and $0.6 million of higher miscellaneous expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $3.7 million during the first nine months of 2016 compared to the first nine months of 2015 primarily due to $2.4 million of normal recurring additions to fixed assets, $1.1 million of higher amortization of storm damages which is based on collections from customers, $0.8 million of higher amortization of the state corporate franchise tax regulatory asset, and $0.8 million of higher amortization of intangible property. These increases were partially offset by higher deferrals of corporate franchise taxes to regulatory assets of $1.2 million and $0.2 million of lower other amortization.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $1.1 million during the first nine months of 2016 compared to the first nine months of 2015 primarily due to lower property tax accruals.

Merger Commitment Costs
Merger commitment costs increased $151.5 million during the first nine months of 2016 compared to the first nine months of 2015 due to a $136.0 million accrual of customer refunds and a $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED or another state agency, a $6.0 million accrual of charitable contributions to be disbursed over five years, and $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years as a result of the Merger Commitments.

Gain on Sale of Asset
Gain on sale of asset increased $1.1 million during the first nine months of 2016 compared to the first nine months of 2015 primarily due to a gain on the sale of property.

Income Taxes
Federal and state income tax expense decreased $62.9 million during the first nine months of 2016 compared to the first nine months of 2015 primarily due to $65.6 million for the change in pretax income, excluding AFUDC equity, $1.1 million for adjustments for tax returns filed, and $0.3 million to record tax expense at the projected annual effective tax rate. These decreases were partially offset by $3.7 million for the flowthrough of state tax benefits and $0.4 million for miscellaneous tax items.
The estimated annual effective income tax rate used in the nine months ended September 30, 2016, for Cleco Power might not be indicative of the full-year income tax rate. Deductions related to some of the merger commitment costs have not been included in the nine months ended September 30, 2016, estimated annual effective income tax rate as they do not represent benefits for ordinary income. The income tax benefits related to merger commitment costs are recognized in the periods that the underlying expenses occur.
In the Louisiana 2016 First Extraordinary Session, Act No. 8 was enacted into law. It is possible this law will change the tiered Louisiana corporate income tax rate which currently has a top marginal rate of 8% to a flat rate of 6.5%. Act No. 8 will become effective January 1, 2017, conditioned upon the adoption of the provisions of Act No. 31 by a statewide election. If passed, Act No. 31 would eliminate the deduction for corporate federal income taxes paid in computing state corporate income taxes. The statewide election is scheduled to be held on November 8, 2016. If the provisions of these two Acts become law, Cleco Power will be required to remeasure its deferred income tax assets and liabilities. The impact to Cleco Power is not expected to be material. Additionally, income tax expense in future periods may not be comparable to prior periods.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2016:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Holdings	Baa3	N/A	BBB-
Cleco Power	A3	BBB+	BBB+

On April 8, 2016, S&P and Moody’s updated the credit ratings for Cleco Holdings and Cleco Power, taking into consideration the anticipated completion of the Merger. S&P credit ratings were maintained at Cleco Power at BBB+ (stable) and downgraded at Cleco Holdings from BBB+ (stable) to BBB- (stable). Moody’s credit ratings were maintained at Cleco Power at A3 (stable) and downgraded at Cleco Holdings from Baa1 (stable) to Baa3 (stable).
Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by S&P and Moody’s, Cleco Holdings and/or Cleco Power will be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Power will be required to post additional collateral for derivatives.
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
Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At September 30, 2016, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco Holdings and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,569	$9,263
Cleco Power’s charitable contributions	1,200	—
Cleco Power’s rate credit escrow	26,915	—
Total current	31,684	9,263
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,072	16,174
Cleco Power’s charitable contributions	4,341	—
Cleco Power’s rate credit escrow	1,435	—
Total non-current	22,869	16,195
Total restricted cash and cash equivalents	$54,553	$25,458

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,569	$9,263
Charitable contributions	1,200	—
Rate credit escrow	26,915	—
Total current	31,684	9,263
Non-current
Future storm restoration costs	17,072	16,174
Charitable contributions	4,341	—
Rate credit escrow	1,435	—
Total non-current	22,848	16,174
Total restricted cash and cash equivalents	$54,532	$25,437

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During the nine months ended September 30, 2016, Cleco Katrina/Rita collected $15.5 million net of administration fees. In March and September 2016, Cleco Katrina/Rita used $8.5 million and $8.3 million, respectively, for scheduled storm recovery bond principal payments and $2.3 million and $2.1 million, respectively, for related interest payments.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. On April 25, 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and deposited the rate credit funds into an escrow account. On April 28, 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of September 30, 2016, $0.5 million of the charitable contributions and $107.7 million of the rate credits had been remitted from restricted cash.

Debt

Cleco Consolidated
At September 30, 2016, and December 31, 2015, Cleco had no short-term debt outstanding.

At September 30, 2016, Cleco’s long-term debt outstanding was $2.76 billion, of which $20.4 million was due within one year. The long-term debt due within one year at September 30, 2016, represents $17.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments.
In connection with the completion of the Merger, on April 13, 2016, Cleco Holdings entered into a $1.35 billion Acquisition Loan Facility. The Acquisition Loan Facility had a three-year term and a rate of LIBOR plus 1.75% or ABR plus 0.75%. In May and June 2016, Cleco Holdings refinanced the Acquisition Loan Facility with a series of other long-term financing described below.
On May 17, 2016, Cleco Holdings completed the public sale of $535.0 million of 3.743% senior notes due May 1, 2026, and $350.0 million of 4.973% senior notes due May 1, 2046. On May 24, 2016, Cleco Holdings completed the private sale of $165.0 million of 3.250% senior notes due May 1, 2023. On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. Amounts outstanding under the bank term loan bear interest, at Cleco’s option, at a base rate plus 0.625% or an adjusted LIBOR rate plus 1.625%. On July 1, 2016, the bank term loan was converted to a LIBOR-based rate. At September 30, 2016, the all-in rate was 2.155%. The proceeds from the issuance and sale of these notes and term loan were used to repay the $1.35 billion Acquisition Loan Facility, as well as fees and expenses related to the offering. Debt issuance costs of $17.7 million were recorded in connection with the repayment of the Acquisition Loan Facility.
Cash and cash equivalents available at September 30, 2016, were $81.6 million combined with $400.0 million credit facility capacity ($100.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $481.6 million.
At September 30, 2016, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”
For the successor period September 30, 2016, Cleco had a working capital surplus of $210.2 million. There were no significant changes in the underlying trends impacting working capital for the successor period with the exception of a $33.0 million increase in provisions for the Merger Commitments, a $28.1 million increase in restricted cash and cash equivalents due to the funding of customer rate credits as a result of the Merger Commitments, and a $20.7 million regulatory asset related to fair value adjustments of long-term debt as a result of the Merger.
For the predecessor period December 31, 2015, Cleco had a working capital surplus of $242.3 million. There were no significant changes in the underlying trends impacting working capital for the predecessor period.

Cleco Holdings (Holding Company Level)
Cleco Holdings had no short-term debt outstanding at September 30, 2016, or December 31, 2015.
On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced its existing $250.0 million

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

credit facility with a $100.0 million credit facility. This facility provides for working capital and other financing needs. At September 30, 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2016, were $26.0 million, combined with the $100.0 million credit facility capacity for total liquidity of $126.0 million.

Cleco Power
At September 30, 2016, and December 31, 2015, Cleco Power had no short-term debt outstanding.
At September 30, 2016, Cleco Power’s long-term debt outstanding was $1.24 billion, of which $20.4 million was due within one year. The long-term debt due within one year at September 30, 2016, represents $17.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $2.5 million of capital lease payments. For Cleco Power, long-term debt decreased $17.8 million from December 31, 2015, primarily due to $16.8 million in scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2016 and a $1.9 million decrease in capital lease obligations. These decreases were partially offset by $0.6 million of debt issuance cost amortizations and $0.3 million of debt discount amortizations.
On April 13, 2016, in connection with the completion of the Merger, Cleco Power replaced its existing $300.0 million credit facility with a new $300.0 million credit facility. This facility provides for working capital and other financing needs. At September 30, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. At September 30, 2016, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. This credit facility is covered under a standing letter of credit outside of Cleco Power’s credit facility; therefore, it does not reduce the borrowing capacity of Cleco Power’s new credit facility.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2016, were $55.3 million, combined with $300.0 million credit facility capacity for total liquidity of $355.3 million.
At September 30, 2016, and December 31, 2015, Cleco Power had a working capital surplus of $146.7 million and $184.9 million, respectively. The $38.2 million decrease in working capital is primarily due to:

•	a $43.2 million decrease in fuel inventory primarily due to lower lignite deliveries and lower cost of petroleum coke reserves,

•	a $33.0 million increase in the provision for the Merger Commitments,

•	a $15.1 million increase in accrued interest due to timing of debt service schedules, and

•	a $10.4 million decrease in unrestricted cash and cash equivalents.

These decreases in working capital were partially offset by:

•	a $30.8 million increase in the unbilled revenue accrual and customer accounts receivable primarily due to an increase in retail revenue,

•	a $22.4 million increase in restricted cash and cash equivalents primarily due to the funding of customer rate credits as a result of the Merger Commitments, and

•	a $13.5 million increase in accumulated deferred fuel primarily due to higher fuel costs and power purchases, the timing of collections of fuel expense, and customer usage.

On November 1, 2016, Cleco Power redeemed at par $60.0 million of 4.70% Solid Waste Disposal Facility bonds due November 2036. As part of the redemption, Cleco Power paid $1.4 million of accrued interest on the redeemed bonds.

Credit Facilities
On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced its existing $250.0 million credit facility with a $100.0 million credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At September 30, 2016, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At September 30, 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. If Cleco Holdings’ credit ratings were to be downgraded one level, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
On April 13, 2016, in connection with the completion of the Merger, Cleco Power replaced its existing $300.0 million credit facility with a new $300.0 million credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At September 30, 2016, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s new credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. At September 30, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. A $2.0 million letter of credit issued to MISO is covered under a standing letter of credit outside of Cleco Power’s credit facility; therefore, it does not reduce the borrowing capacity of Cleco Power’s new credit facility. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

Debt Limitations
The Merger Commitments provide for limitations on the amount of distributions that can be made from Cleco Power to Cleco Holdings, depending on Cleco Power’s equity ratio and its corporate credit/issuer ratings. As a result of the Merger Commitments, Cleco Power may be prohibited from making distributions to Cleco Holdings. In addition, the Merger Commitments prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on additional merger commitments, see Part II, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Cleco’s net cash provided by operating activities for the successor period April 13, 2016, through September 30, 2016, was $66.7 million. There were no significant changes in the underlying trends impacting cash provided by operating activities with the exception of $23.9 million related to payments for merger transaction costs during the successor period.
Cleco’s net cash provided by operating activities for the predecessor period January 1, 2016, through April 12, 2016, was $129.8 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.
Cleco’s net cash provided by operating activities for the predecessor period January 1, 2015, through September 30, 2015, was $304.0 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.
For information on Cleco’s investing and financing activities for the predecessor and successor periods, see Item 1, “Cleco Holdings — Condensed Consolidated Financial Statements (Unaudited) — Condensed Consolidated Statements of Cash Flows.”

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $214.5 million and $310.3 million during the nine months ended September 30, 2016, and 2015, respectively. Net cash provided by operating activities decreased $95.8 million primarily due to:

•	lower collections from customers of $110.3 million due to Merger credits issued in 2016,

•	higher payments for affiliate settlements of $30.1 million, and

•	lower net fuel and power purchase collections of $11.5 million primarily due to timing of recovery.

These decreases were partially offset by lower payments for fuel inventory of $33.0 million primarily due to lower lignite deliveries and lower petroleum coke purchases.
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
For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standing letters of credit, in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and guarantees, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”

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
In December 2015, the EPA published the proposed Cross-State Air Pollution Rule (CSAPR) update for the 2008 ozone NAAQS in the Federal Register. The EPA finalized the rule on October 26, 2016, with publication in the Federal Register. The EPA proposed Federal Implementation Plans (FIP) that update the existing EGU CSAPR NOx ozone season emission budgets and implement the budgets through the existing CSAPR NOx ozone-season allowance trading program. The FIP requires implementation beginning with the 2017 ozone season, which consists of the months of May through September. Management does not believe the final rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule included Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS controls equipment was installed and Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. In February 2016, the LPSC approved Cleco Power’s request for authorization to recover the revenue requirements associated with the MATS equipment. As of September 30, 2016, Cleco Power had spent $106.4 million on the project. Cleco Power’s final project cost is expected to be $108.0 million, with the remaining costs being related to post-construction refinements. On March 31, 2016, the Sierra Club filed a petition for judicial review in the 19th Judicial District Court, State of Louisiana, requesting that the LPSC’s approval of MATS be vacated. Deadlines have not been set by the 19th Judicial District Court. Cleco believes the LPSC’s approval was neither arbitrary nor capricious and, as such, believes the Sierra Club’s request to be without merit. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The Supreme Court held that the EPA had not demonstrated that the promulgation of the MATS rule was “appropriate and necessary” due to the EPA’s failure to consider costs. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate the rule. On April 15, 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 24, 2016, deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings.
In August 2015, the EPA released the final guidelines referred to as the CPP. These guidelines provide each state with standards for CO2 emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, and applying renewable energy. The CPP requires significant reductions of CO2 emissions. The CPP sets interim and final CO2 emission goals for each state. The interim emission goals begin in 2022, with final emission goals required by 2030. The rule is currently under review by electric utilities and state regulators. On February 9, 2016, the U.S. Supreme Court issued a stay of the CPP, which will stay in place until the D.C. Circuit Court of Appeals rules on the merits, followed by a U.S. Supreme Court ruling. Oral arguments were heard by the D.C. Circuit Court of Appeals on September 27, 2016, with a final decision expected by mid-year 2017. If the U.S. Supreme Court grants a writ application, a decision is not expected until early 2018. Until the U.S. Supreme Court issues a ruling and the State of Louisiana releases an implementation plan, management cannot predict what the final standards will entail for Cleco or what controls the EPA and the state of Louisiana may require in a final state implementation plan. However, any new rules that require significant reductions of CO2 emissions could require significant capital expenditures or curtailment of operations of certain EGUs to achieve compliance.
In November 2015, the Louisiana Department of Environmental Quality (LDEQ) notified the EPA that DeSoto Parish was in compliance with the NAAQS SO2 requirement and recommended a designation of attainment. In February

2016, the EPA indicated that it intended to classify a portion of DeSoto Parish as non-attainment. The EPA accepted information and comments from the LDEQ. The public was also provided an opportunity to submit comments. Cleco provided comments to the EPA on March 30, 2016. The EPA’s final designation published in the Federal Register on July 12, 2016, designated DeSoto Parish to be nonclassifiable/attainment. As a result, there is no impact to Cleco’s generating units.
The EPA has proposed and adopted rules under the authority of the Clean Air Act (CAA) relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA contains a regional haze program with the goal of returning certain areas of the nation to natural visibility by 2064. States are required to develop regional haze state implementation plans (SIP) and revise them every ten years. SIP must include several components, including requirements for the installation of Best Available Retrofit Technology (BART) for eligible EGUs in Louisiana. The LDEQ now must determine what the BART requirements will be for BART-eligible EGUs for the control of SO2 and NOx. Until the LDEQ determines what BART requirements are for Cleco units and completes its update of SIP, Cleco is unable to predict if the adopted rules will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
For a discussion of other Cleco environmental matters, see Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Retail Rates of Cleco Power
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in this audit is $582.6 million. Cleco Power has responded to two sets of data requests from the LPSC Staff and the responses are currently under review. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For information concerning Cleco Power’s current FRP and amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates.”
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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit is $81.2 million. Cleco Power has responded to three sets of data requests from the LPSC Staff and the responses are currently under review. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. On April 15, 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. As of the June 24, 2016, deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC.
On April 8, 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On April 8, 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On October 4, 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco is in the process of preparing responses to these requests. If the LPSC were to disallow such costs incurred by the utility to be included in retail rates, such disallowance could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

Transmission Rates of Cleco Power
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the current 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. The first complaint is for the period November 2013 through February 2015. In December 2015, an ALJ issued an initial decision recommending a 10.32% ROE. On September 29, 2016, FERC issued a Final Order confirming the ALJ’s recommendation of a 10.32% ROE.
In February 2015, the second ROE complaint was filed for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. A binding FERC order on the second rate case is expected in the second quarter of 2017.
In November 2014, the MISO transmission owners committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
As of September 30, 2016, Cleco Power had $2.6 million accrued for a reduction to the ROE for the entire period December 2013 through May 2016. Management believes a reduction in the ROE, as well as any resulting refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

Transmission and Generation Projects
Cleco Power is involved in several transmission projects, including the Layfield/Messick project, the Cenla Transmission Expansion project, and the Terrebonne to Bayou Vista Transmission project. Cleco Power is also currently involved in the St. Mary Clean Energy Center project, which is a proposed waste heat generating unit. For information on these projects, see “— Overview — Cleco Power.”

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

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
The Southwest Power Pool Regional Entity (SPP RE) conducts a NERC Reliability Standard audit every three years. A NERC Reliability Standard audit was conducted in April 2016. There were three possible violations associated with the April audit. The SPP RE dismissed one possible violation. Cleco Power has completed the mitigation plans for the other two violations and has submitted the information to the SPP RE. The SPP RE and NERC have approved the mitigation plans, and the information has been submitted to FERC. Cleco Power is awaiting FERC’s approval. Cleco Power does not expect any fines to be associated with these findings.
The SPP RE also conducts a NERC Critical Infrastructure Protection audit every three years. Cleco Power’s next scheduled NERC Critical Infrastructure Protection audit is expected to begin in February 2017. Management is unable to predict the outcome of the audit or whether it will have a material adverse effect on Cleco Power’s results of operations, financial condition, or cash flows.
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

Lignite Deferral
At September 30, 2016, and December 31, 2015, Cleco Power had $7.0 million and $8.9 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined

Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

IRP
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the LPSC to initiate an IRP process in October 2013. The IRP process included the conduct of stakeholder meetings and consideration of feedback provided by stakeholders. Cleco Power filed its IRP with the LPSC in September 2015. Stakeholders filed comments in November 2015. The LPSC Staff filed its comments in December 2015, which included a recommendation that the LPSC accept Cleco Power’s IRP as filed. In April 2016, the LPSC approved Cleco Power’s IRP report, which fostered a collaborative working process for the development of Cleco Power’s long-term resource plan covering the planning period of 2015 through 2034.

Service Quality Program (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. On February 1, 2016, the SQP was approved by the LPSC. The SQP will remain in effect until 2021. Prior to the expiration of the SQP, a new five-year program must be negotiated and submitted to the LPSC for approval. Cleco Power is required to file a monitoring report annually, beginning in April 2017.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. Cleco Power’s next municipal franchise expires in August 2020.
On May 14, 2016, the Town of Elizabeth voted to approve a new franchise agreement with Cleco Power with an effective date of May 14, 2018. The franchise agreement is for 10 years until May 2028. Approximately 219 Cleco Power customers are located in the Town of Elizabeth.
On July 14, 2016, the Village of McNary voted to approve a new franchise agreement with Cleco Power with an effective date of July 14, 2016. The franchise agreement is for 30 years until July 2046. Approximately 89 Cleco Power customers are located in the Village of McNary.
For more information on franchises, see Part I, Item 1, “Business Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Authoritative Guidance
For a discussion of recent authoritative guidance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Recent Authoritative Guidance.”

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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

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

Business Combinations
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. The merger transaction required the use of the acquisition method to account for business combinations. The objective of this method is to establish a new accounting basis for the acquiree. Cleco Holdings’ assets and liabilities were measured and recorded at fair value as of the acquisition date. Cleco Power’s assets and liabilities were recorded at historical cost since Cleco did not elect pushdown accounting at the Cleco Power level. The financial statements and accompanying footnotes for Cleco have been segregated to present pre-merger activity as the “Predecessor” and post-merger activity as the “Successor.” The predecessor period is not comparable to the successor period. For more information, see Item 1, “Notes to the

Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combinations.”

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities). Pursuant to the General Instructions, Cleco Power has included an explanation of the reasons for material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2016 and the first nine months of 2015. Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the third quarter of 2016 and the third quarter of 2015, see “— Results of Operations — Comparison of the Three Months Ended September 30, 2016, and 2015 — Cleco Power” of this Combined Quarterly Report on Form 10-Q.
For an explanation of material changes in the amount of revenue and expense items of Cleco Power between the first nine months of 2016 and the first nine months of 2015, see “— Results of Operations — Comparison of the Nine Months Ended September 30, 2016, and 2015 — Cleco Power” of this Combined Quarterly Report on Form 10-Q.

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

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

2016, S&P and Moody’s updated the credit ratings for Cleco Holdings and Cleco Power, taking into consideration the anticipated completion of the Merger. S&P credit ratings were maintained at Cleco Power at BBB+ (stable) and downgraded at Cleco Holdings to BBB- (stable). Moody’s credit ratings were maintained at Cleco Power at A3 (stable) and downgraded at Cleco Holdings to Baa3 (stable). If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by S&P and Moody’s, Cleco Holdings and/or Cleco Power will be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. Cleco Power’s collateral for derivatives is based on the lowest rating held. If Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Power will be required to post additional collateral for derivatives.

Interest Rate Risks
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt. For details, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Debt.” Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At September 30, 2016, Cleco had no short-term variable rate debt and no long-term variable-rate debt under Cleco Holdings’ $100.0 million credit facility. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. On July 1, 2016, the bank term loan was converted to a LIBOR-based rate. At September 30, 2016, the all in rate was 2.155%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco’s pretax earnings of $3.0 million.
For a discussion on the long-term variable-rate debt related to Cleco Power, please refer to “— Cleco Power.”

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), and regulatory compliance staff, as well as monitoring by a risk management committee comprised of officers who are designated by Cleco’s Board of Managers. Risk limits are recommended by the Risk Management Committee and are monitored through a daily market report that identifies the VaR, current market conditions, and concentration of energy market positions.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel cost adjustment. There were no open natural gas positions at September 30, 2016. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is currently scheduled to be submitted to the LPSC during the second half of 2017.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At September 30, 2016, Cleco and Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $10.0 million in Energy risk management assets and $0.4 million in Energy risk management liabilities. For more information on FTRs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting — Commodity Contracts.”

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
At September 30, 2016, Cleco Power had no short-term variable-rate debt or long-term variable-rate debt.
At September 30, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, evaluations were performed under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO HOLDINGS
For information on legal proceedings affecting Cleco Holdings, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A. RISK FACTORS

Other than the risk factors updated in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016, Quarterly Report on Form 10-Q”), there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the 2015 Annual Report on Form 10-K, and see the risk factors disclosed under Part II, Item 1A, “Risk Factors” of the March 31, 2016, Quarterly Report on Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

CLECO HOLDINGS
12(a)	Computation of Ratios of Earnings to Fixed Charges for the nine months ended September 30, 2016, and the twelve months ended December 31, 2015, 2014, 2013, and 2012 for Cleco Holdings
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges for the nine months ended September 30, 2016, and the twelve months ended December 31, 2015, 2014, 2013, and 2012 for Cleco Power
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO HOLDINGS
CLECO POWER	2016 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 2, 2016