Form 10-K
period 2016-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2017-02-22
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2016
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

Registrant’s telephone number, including area code: (318) 484-7400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

__________________

Commission file number 1-05663
CLECO POWER LLC
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0244480 (I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana (Address of principal executive offices)	71360-5226 (Zip Code)

Registrant’s telephone number, including area code: (318) 484-7400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Membership Interests

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporate Holdings LLC, meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark if Cleco Corporate Holdings LLC is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

As of February 22, 2017, Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding interest of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

CLECO
CLECO POWER	2016 FORM 10-K

This combined Form 10-K is separately filed by Cleco Corporate Holdings LLC and Cleco Power LLC. Information in this filing relating to Cleco Power LLC is filed by Cleco Corporate Holdings LLC and separately by Cleco Power LLC on its own behalf. Cleco Power LLC makes no representation as to information relating to Cleco Corporate Holdings LLC (except as it may relate to Cleco Power LLC) or any other affiliate or subsidiary of Cleco Corporate Holdings LLC.
This report should be read in its entirety as it pertains to each respective Registrant. The Notes to the Financial Statements for the Registrants and certain other sections of this report are combined.

CLECO
CLECO POWER	2016 FORM 10-K

GLOSSARY OF TERMS

References in Part III, Items 10, 11, and 14 in this filing to “we,” “our,” and “the Company” mean Cleco Corporate Holdings LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
bcIMC	British Columbia Investment Management Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CAA	Clean Air Act
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MIRA, bcIMC, John Hancock Financial, and other infrastructure investors.

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
CO2	Carbon dioxide
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	U.S. Department of Energy
Dolet Hills	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings (losses) before Interest, Taxes, Depreciation, and Amortization
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISO	Independent System Operator

CLECO
CLECO POWER	2016 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LED	Louisiana Economic Development
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIP	Macquarie Infrastructure Partners Inc.
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MSCI EAFE Index	Morgan Stanley Capital International Europe, Australia, Far East Index
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOAA	National Oceanic and Atmospheric Administration
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NYSE	New York Stock Exchange
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act, as amended
ppb	Parts per billion
Predecessor	Pre-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The predecessor period is not comparable to the successor period.
Registrant(s)	Cleco Holdings and/or Cleco Power
RFP	Request for Proposal
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
Successor	Post-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The successor period is not comparable to the predecessor period.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
VaR	Value-at-Risk

CLECO
CLECO POWER	2016 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Combined Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Annual Report are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

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

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

CLECO
CLECO POWER	2016 FORM 10-K

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Holdings and Cleco Power,

•	the ability to remain in compliance with debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee work force factors, including aging workforce and changes in management.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements,

see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2016, and 2015 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report.
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

CLECO
CLECO POWER	2016 FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL
Cleco Holdings’ predecessor was incorporated on October 30, 1998, under the laws of the state of Louisiana. Cleco Holdings is a public utility holding company which holds investments in several subsidiaries, including Cleco Power. Substantially all of its operations are conducted through Cleco Power. Cleco Holdings, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to provisions of the Public Utility Holding Company Act of 2005.
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. For more information on the Merger, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana. Cleco Power was organized on December 12, 2000. Cleco Power is an electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. In December 2013, Cleco Power integrated its generation dispatch and transmission operations with MISO. Cleco Power is regulated by the LPSC and FERC, along with other governmental authorities. The rates Cleco Power can charge its retail customers are determined by the LPSC, and its transmission tariffs are regulated by FERC. The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. Cleco Power serves approximately 288,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power’s operations are described below. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power.”
Midstream, which was organized on September 1, 1998, under the laws of the state of Louisiana, is a merchant energy subsidiary that prior to March 15, 2014, owned and operated a merchant power plant (Coughlin). Prior to April 29, 2011, Midstream also owned an indirect interest in a merchant power plant (Acadia). During 2009, Cleco Power and Entergy Louisiana executed definitive agreements whereby Cleco Power and Entergy Louisiana would each acquire one 580-MW unit of the Acadia Power Station. The transaction with Cleco Power was completed in February 2010, and the transaction with Entergy Louisiana was completed in April 2011. Midstream owns Evangeline (which owned and operated Coughlin). In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. The transfer was completed on March 15, 2014. Coughlin consists of two generating units with a total nameplate capacity of 775 MW. For more information on the transfer of Coughlin to Cleco Power, see Part II, Item 8, “Financial Statements and

Supplementary Data — Notes to the Financial Statements — Note 18 — Coughlin Transfer.”
At December 31, 2016, Cleco had 1,203 employees.
Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400.
Cleco’s website is located at https://www.cleco.com. Cleco and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s filings also can be obtained at the SEC’s Office of Investor Advocacy at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Office of Investor Advocacy may be obtained by calling the SEC at 1-800-SEC-0330. Cleco’s electronically filed reports also can be obtained on the SEC’s website located at https://www.sec.gov. Cleco’s governance guidelines, code of conduct for financial managers, ethics and business standards, and the charters of its boards of managers’ audit, leadership development and compensation, business planning and budget review, governance and public affairs, and asset committees are available on its website and available in print upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Report and does not constitute a part of this Report.
At December 31, 2016, Cleco Power had 1,022 employees. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
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

CLECO
CLECO POWER	2016 FORM 10-K

OPERATIONS

Cleco Power

Segment Financial Information
Summary financial results of the Cleco Power segment for years 2016, 2015, and 2014 are presented in the following table:

(THOUSANDS)	2016	2015	2014
Revenue
Electric operations	$1,091,229	$1,142,389	$1,225,960
Other operations	68,573	67,109	64,893
Electric customer credits	(1,513)	(2,173)	(23,530)
Affiliate revenue	884	1,142	1,326
Operating revenue, net	$1,159,173	$1,208,467	$1,268,649
Depreciation and amortization	$146,142	$147,839	$144,026
Interest charges	$76,446	$76,560	$74,673
Interest income	$860	$725	$1,707
Federal and state income tax expense	$18,369	$79,294	$76,974
Net income	$39,128	$141,350	$154,316
Additions to property, plant, and equipment	$186,143	$156,357	$206,607
Equity investment in investee	$18,672	$16,822	$14,532
Goodwill	$1,490,797	$—	$—
Segment assets	$5,758,245	$4,233,337	$4,232,942

For more information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2016, and 2015 — Cleco Power.”

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2016, and 2015 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2016, Cleco Power’s aggregate net electric generating capacity was 3,168 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. In September 2016, Teche Unit 1, a 23-MW natural gas generating unit, was retired. The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	YEAR OF INITIAL OPERATION	NAMEPLATE CAPACITY (MW)	(1)	NET CAPACITY (MW)	(2)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		421		natural gas	steam
Rodemacher Unit 2	1982	157	(3)	148	(3)	coal	steam
Madison Unit 3	2010	641		628		petroleum coke/coal	steam
Acadia Unit 1	2002	580		556		natural gas	combined cycle
Coughlin Unit 6	2000	264		246		natural gas	combined cycle
Coughlin Unit 7	2000	511		481		natural gas	combined cycle
Teche Unit 3	1971	359		333		natural gas	steam
Teche Unit 4	2011	33		35		natural gas	combustion
Dolet Hills Power Station	1986	325	(4)	320	(4)	lignite	steam
Total generating capability		3,310		3,168
(1) Nameplate capacity is the capacity at the start of commercial operations.
(2) Based on capacity testing of the generating units and operational tests performed during May, June, July, and August 2016. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2016	12,759	103.6
2015	12,564	100.2
2014	9,858	74.9
2013	9,736	83.8
2012	9,143	81.3

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

CLECO
CLECO POWER	2016 FORM 10-K

The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

		LIGNITE		COAL		NATURAL GAS		BIOMASS	PETROLEUM COKE
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	WEIGHTED AVERAGE COST PER MWh
2016	$50.39	13.0	$28.13	9.3	$20.84	52.9	$—	—	$18.77	24.8	$24.86
2015	$46.87	16.9	$28.68	9.7	$21.37	50.6	$—	—	$19.80	22.8	$26.04
2014	$44.79	14.6	$27.34	15.6	$37.00	35.0	$—	—	$21.52	34.8	$31.19
2013	$42.44	15.6	$29.42	18.2	$34.60	34.4	$—	—	$21.54	31.8	$30.72
2012	$36.36	25.2	$33.03	17.0	$27.81	45.8	$17.74	*	$23.54	12.0	$30.37
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

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2.  During 2016, Cleco Power contracted with Peabody Coal Sales LLC and Arch Coal Sales to provide Cleco Power’s coal needs at Rodemacher Unit 2. A portion of Rodemacher Unit 2’s coal supply was provided from two Peabody Coal Sales LLC agreements that expired in December 2016, and the remaining supply was provided from an Arch Coal Sales agreement that expires in June 2017. The coal supply agreements were fixed-price contracts. The remainder of Cleco Power’s coal needs for 2017 will be met with spot purchases. With respect to transportation of coal, Cleco Power’s agreement with Union Pacific Railroad Company for transportation of coal from Wyoming’s Powder River Basin to Rodemacher Unit 2 expired on December 31, 2016. A new transportation agreement with Union Pacific Railroad began on January 1, 2017, for a term of 3 years. Cleco Power leases 231 railcars to transport its coal under two long-term leases, one expiring in March 2017, under which management is evaluating future options, and the other expiring in March 2021.
The continuous supply of coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. At December 31, 2016, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 76,000 tons (approximately a 32-day supply).
Cleco Power uses a combination of petroleum coke and Illinois Basin coal for generation at Madison Unit 3. Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region. During 2016, Cleco received its petroleum coke supply from refineries located along the lower Mississippi River with some spot cargo purchases being delivered from upper Mississippi refineries. Cleco purchased slightly more than one million tons of petroleum coke during 2016, all of which were either an evergreen extension of a previous agreement or a newly negotiated agreement for one year ending December 31, 2016. All existing contracts have been extended and newly negotiated contracts have been completed for petroleum coke supply in 2017. Petroleum coke spot purchases are typically short-term in nature, ranging from one- to six-month terms. Each of the agreements is either a fixed price spot purchase or priced per the Jacobs Consultancy Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2016, Cleco purchased approximately 268,000 tons of Illinois Basin coal. Cleco Power uses Louisiana waterways, such as the Mississippi River and the Red River, to deliver both petroleum coke and Illinois Basin coal to the plant site. The continuous supply of petroleum coke and Illinois Basin coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Savage Services is Cleco Power’s exclusive transportation coordinator and provider. The amended and restated logistics agreement dated December 28, 2012, with Savage Services continues through August 31, 2017. The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party at least four months prior to the expiration of the term in effect. The amended agreement contains a provision for early termination with a three-month prior written notice upon the occurrence of specified cancellation events. Cleco is evaluating future options related to its fuel transportation agreement with Savage Services. At December 31, 2016, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 257,000 tons and Cleco Power’s Illinois Basin coal inventory at Madison Unit 3 was approximately 95,000 tons. The total fuel inventory was 352,000 tons (approximately a 70-day supply).
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

CLECO
CLECO POWER	2016 FORM 10-K

this contract runs until all economically mineable lignite has been mined. The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2036. At December 31, 2016, Cleco Power’s investment in Oxbow was $18.7 million. For information regarding deferred mining costs and obligations associated with this mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Regulatory Assets and Liabilities — Mining Costs,” Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees,” and “— Long-Term Purchase Obligations.” For more information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Variable Interest Entities.”
The continuous supply of lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. At December 31, 2016, Cleco Power’s lignite inventory at Dolet Hills was approximately 251,000 tons (approximately a 40-day supply).

Natural Gas Supply
During 2016, Cleco Power purchased 30.3 million MMBtu of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table:

NATURAL GAS SUPPLIER	2016 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Tenaska Marketing Ventures	6,758,498	18,516	22.3%
Shell Energy North America	5,746,061	15,743	19.0%
Range Resources-Appalachia, LLC	4,207,939	11,529	13.9%
Enstor Energy Services	2,979,468	8,163	9.8%
Iberdrola Renewables	2,864,000	7,847	9.5%
South Jersey Resources Group	2,689,871	7,370	8.9%
Anadarko Energy Service Company	1,164,700	3,191	3.8%
Others	3,860,298	10,576	12.8%
Total	30,270,835	82,935	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities which allow it to access various natural gas supply markets and maintain a more economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2016. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. During 2016, in order to partially address potential natural gas fuel curtailments and interruptions, Cleco contracted for natural gas firm transportation with several interstate pipelines for a period of one year ending in late 2017. In order to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units, gas storage will continue to be used. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. At December 31, 2016, Cleco Power had 1.7 million MMBtu of gas in storage. Currently, Cleco Power anticipates that its diverse supply options, gas storage, and alternative fuel capability, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies.

Sales
Cleco Power’s 2016 and 2015 system peak demands, which occurred on August 2, 2016, and August 10, 2015, were 2,490 MW and 2,700 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. In 2016, Cleco Power experienced warmer than normal summer weather conditions and warmer than normal winter weather conditions. In 2015, Cleco Power experienced warmer than normal summer weather conditions and warmer than normal winter weather conditions. For information on the effects of future energy sales on Cleco Power’s results of operations, financial position, and cash flows, see Item 1A, “Risk Factors — Future Electricity Sales” and “— Weather Sensitivity.” For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Miscellaneous Financial Information (Unaudited).”
Reserve margin is the net capacity resources (either owned or purchased) less native load demand, divided by native load demand. Members of MISO submit their forecasted native load demand to MISO each year. During 2016, Cleco Power’s reserve margin was 23.8%, which was above MISO’s unforced planning reserve margin benchmark of 7.6.%. During 2015, Cleco Power’s reserve margin was 21.3%, which was above MISO’s unforced planning reserve margin benchmark of 7.1%. Cleco Power expects to meet or exceed MISO’s unforced planning reserve margin benchmark of 7.8% in 2017.

Capital Investment Projects
For a discussion of certain Cleco Power major capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Layfield/Messick Project,” “— Cenla Transmission Expansion Project,” “— St. Mary Clean Energy Project,” “— Terrebonne to Bayou Vista Transmission Project,” and “— Coughlin Pipeline Project.”

Customers
No single customer accounted for 10% or more of Cleco or Cleco Power’s consolidated revenue in 2016, 2015, or 2014. In 2014, Cleco Power added a significant wholesale customer that accounted for 9% of Cleco and Cleco Power’s consolidated revenue in 2016, 2015, and the months that it was a customer in 2014. For more information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CLECO
CLECO POWER	2016 FORM 10-K

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

REGULATORY MATTERS, INDUSTRY DEVELOPMENTS, AND FRANCHISES

Rates
Cleco Power’s electric operations are subject to the jurisdiction of the LPSC with respect to retail rates, standards of service, accounting, and other matters. Also, Cleco Power is subject to the jurisdiction of FERC with respect to transmission tariffs, accounting, interconnections with other utilities, reliability, and the transmission of power. Periodically, Cleco Power has sought and received from both the LPSC and FERC increases in retail rates and transmission tariffs, respectively, to cover increases in operating costs and costs associated with additions to generation, transmission, and distribution facilities. The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis.
Cleco Power’s annual retail earnings are subject to the terms of an FRP established by the LPSC. Prior to July 1, 2014, Cleco Power’s FRP allowed a target ROE of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3% were required to be refunded to customers. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. In June 2014, the LPSC approved Cleco Power’s FRP extension, finalized the rate treatment of Coughlin, and issued the implementing order. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power’s retail rates were adjusted based on a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. The capital structure assumes an equity ratio of 51%. The FRP extension includes a mechanism that allows for recovery in base rates, the revenue requirements related to excess amounts of surcredits refunded for storm costs and uncertain tax positions, MISO transition and administration charges, Louisiana state corporate franchise taxes, incremental production operations and maintenance costs, LPSC renewable project costs, and certain capacity costs. It also includes recovery of deferred costs for the previous LPSC fuel audit, biomass pilot project costs, and costs related to filing the FRP extension. The FRP extension also includes a mechanism allowing for recovery of incremental capacity costs above the level included in base rates and allows Cleco Power to request recovery of additional capital project costs during its four-year term. Cleco Power was scheduled to file an application with the LPSC for a new FRP by June 30, 2017. However, as part of the merger approval process, Cleco Power agreed not to file an application for a new FRP or request an increase in base rates until June 30, 2019, with anticipated new rates being effective on July 1, 2020.
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in this audit was $582.6 million. On January 19, 2017, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. Management expects the report to be approved by the LPSC in the second quarter of 2017. Cleco Power currently has FAC filings for 2016 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.
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
On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit was $81.2 million. On December 1, 2016, the LPSC Staff issued its audit report which recommended a disallowance of environmental costs of less than $0.1 million. The report was approved by the LPSC on February 17, 2017. Cleco Power currently has EAC filings for 2016 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.
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

CLECO
CLECO POWER	2016 FORM 10-K

set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco anticipates the completion of this agreement in the second quarter of 2017. If the LPSC were to disallow such costs incurred by the utility to be included in retail rates, such disallowance could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms, which vary from 10 years to more than 50 years. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in August 2020.

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2015 and 2016:

DATE	CITY/TOWN/VILLAGE	TERM	NUMBER OF CUSTOMERS
March 2015	Zwolle	30 years	914
May 2015	Merryville	30 years	454
June 2015	Eunice	33 years	5,190
July 2015	Converse	30 years	233
July 2015	Madisonville	34 years	598
August 2015	Pleasant Hill	30 years	382
September 2015	Noble	30 years	108
September 2015	Plaucheville	30 years	147
May 2016	Elizabeth	10 years*	219
July 2016	McNary	30 years	89
* Effective date May 2018, expiring May 2028

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

CLECO
CLECO POWER	2016 FORM 10-K

then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact, perhaps significantly, the results of operations, financial condition, or cash flows of the Registrants. Cleco Power’s capital expenditures, including AFUDC, related to environmental compliance were $6.4 million during 2016 and are estimated to be $4.5 million in 2017.

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
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA contains a regional haze program with the goal of returning certain areas of the nation to natural visibility by 2064. States are required to develop regional haze State Implementation Plans (SIP) and revise them every ten years. SIP must include several components, including requirements for the installation of Best Available Retrofit Technology (BART) for eligible EGUs in Louisiana. The LDEQ now must determine what the BART requirements will be for BART-eligible EGUs for the control of SO2 and NOx. Until the LDEQ determines what BART requirements are for Cleco units and completes its update of SIP, Cleco is unable to predict if the adopted rules will have a material impact on the results of operations, financial condition, or cash flows of the Registrants. The CAA also established the Acid Rain Program to address the effects of acid rain and imposed restrictions on acid rain-causing SO2 emissions from certain generating units. The CAA requires these EGUs to possess a regulatory “allowance” for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. As of December 31, 2016, Cleco had sufficient allowances for operations in 2016 and expects to have sufficient allowances for 2017 operations under the Acid Rain Program.
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
In December 2015, the EPA published the proposed CSAPR update for the 2008 ozone NAAQS in the Federal Register. The EPA finalized the rule on October 26, 2016, with publication in the Federal Register. The EPA proposed Federal Implementation Plans (FIP) that update the existing EGU CSAPR NOx ozone season emission budgets and implement the budgets through the existing CSAPR NOx ozone-season allowance trading program. The FIP requires implementation beginning with the 2017 ozone season. Management does not believe the final rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule included Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS controls equipment was installed and Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. In February 2016, the LPSC approved Cleco Power’s request for authorization to recover the revenue requirements associated with the MATS equipment. As of December 31, 2016, Cleco Power had spent $106.2 million on the project. Cleco Power’s final project cost is expected to be $108.0 million, with the remaining costs being related to post-construction refinements. On March 31, 2016, the Sierra Club filed a petition for judicial review in the 19th Judicial District Court, State of Louisiana, requesting that the LPSC’s approval of MATS be vacated. Deadlines have not been set by the 19th Judicial District Court. Cleco believes the LPSC’s approval was neither arbitrary nor capricious and, as such, believes the Sierra Club’s request to be without merit. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The Supreme Court held that the EPA had not demonstrated that the promulgation of the MATS rule was “appropriate and necessary” due to the EPA’s failure to consider costs. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate the rule. On April 15, 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 24, 2016, deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings.
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

CLECO
CLECO POWER	2016 FORM 10-K

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
In August 2015, the EPA released the New Source Performance Standards (NSPS) rules for CO2 emissions from new, modified, or reconstructed units. The rules set requirements and conditions with respect to CO2 emission standards for new units and those that are modified or reconstructed. Cleco does not anticipate a modification or reconstruction of its existing sources that would trigger the application of the proposed CO2 emission limits.
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
In October 2015, the EPA released a final rule to strengthen the 2008 eight-hour ozone standard by decreasing the current value of 75 ppb to a value of 70 ppb. However, since the state of Louisiana has not released an implementation plan, Cleco cannot predict what the compliance requirements may be or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
A revised primary NAAQS for NO2 promulgated by the EPA took effect in April 2010. The EPA established a new one-hour standard at a level of 100 ppb to supplement the existing annual standard. In January 2012, the EPA determined that no area in the country was violating the standard. However, the LDEQ expects to operate new monitors at two portions of highways in the Baton Rouge and New Orleans areas. The EPA may redesignate areas based on new data it receives from states. Due to the fact that fossil fuel-fired EGUs are a significant source of NO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce its NO2 emissions. However, because the EPA has not yet completed any new designations, Cleco cannot predict the likelihood or potential impacts of such a rule on its generating units at this time.
The EPA revised the NAAQS for SO2 in June 2010. The new standard is now a one-hour health standard of 75 ppb, designed to reduce short-term exposures to SO2 ranging from five minutes to 24 hours. An important aspect of the new SO2 standard is a revised emission monitoring network combined with a new ambient air modeling approach to determine compliance with the new standard. The EPA designated St. Bernard Parish as a non-attainment area. The EPA expects to use monitoring or modeling data developed in the future to confirm the status of areas that currently have no monitoring data. Classification of those areas currently without adequate data will be deferred until adequate data has been developed. In November 2015, the LDEQ notified the EPA that DeSoto Parish was in compliance with the NAAQS SO2 requirement and recommended a designation of attainment. In February 2016, the EPA responded indicating that it intends to classify a portion of DeSoto Parish as non-attainment. The EPA accepted information and comments from the LDEQ. The public was also provided an opportunity to submit comments. Cleco provided comments to the EPA on March 30, 2016. The EPA’s final designation published in the Federal Register on July 12, 2016, designated DeSoto Parish to be nonclassifiable/attainment. As a result, there is no impact to Cleco’s generating units.
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

CLECO
CLECO POWER	2016 FORM 10-K

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
In March 2011, the EPA proposed regulations which would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the CWA. The EPA published its final rule in August 2014. The standards are intended to protect fish and other aquatic wildlife by minimizing capture both in screens attached to intake structures (impingement mortality), and in the actual intake structures themselves (entrainment mortality). The proposed standards would (1) set a performance standard, dealing with fish impingement mortality, or reduce the flow velocity at cooling water intakes to less than 0.5 feet per second, and (2) require entrainment standards to be determined on a case-by-case basis by state-delegated permitting authorities. Facilities subject to the proposed standards are required to complete a number of studies within a 45-month period and then comply with the rule as soon as possible after the next discharge permit renewal by a date determined by the permitting authorities. Portions of the final rule could apply to a number of Cleco’s fossil fuel steam electric generating stations. Until the required studies are conducted, including technical and economic evaluations of the control options available, and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain which technology options or retrofits will be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, particularly if closed cycle cooling is required.
The CWA requires the EPA to periodically review and, if appropriate, revise technology-based effluent limitations guidelines for categories of industrial facilities, including power generating facilities. In September 2015, the EPA released the revised steam electric effluent limitation guidelines. The rule is focused on reducing the discharge of metals in wastewater from generating facilities to surface waters. The rule may require costly technological upgrades at Cleco’s facilities, particularly if additional wastewater treatment systems are required to be installed or if waste streams must be eliminated. Management is currently evaluating the effect of the final rule and is not able to predict if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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
In April 2015, the EPA published a final rule in the
Federal Register for regulating the disposal and management of CCRs from coal-fired power plants. The federal regulation classifies CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions.

The rule establishes extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and Internet posting requirements. Management is currently evaluating the effect of the final rule requirements and is not able to predict if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power continues to be subject to state regulations pertaining to the disposal of coal ash. As a result, Cleco Power has an ARO for the retirement of certain ash disposal facilities. All costs of the CCR rule are expected to be recovered from customers in future rates. The actual asset retirement costs related to the CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Cleco Power will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco Power will update the ARO balance to reflect these changes in estimates. However, management does not expect any required adjustment to the ARO to have a material effect on the results of operations, financial condition, or cash flows of the Registrants. At December 31, 2016, management’s analysis confirmed that no additional adjustments were needed to update Cleco Power’s ARO balance.
On December 16, 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act), including the WIIN Act’s provisions regarding CCRs was signed into law. The Act’s CCR provisions allow for implementation of the federal CCR rule through a state-based permit program. However, until the state of Louisiana has evaluated the Act and made a decision on implementing a state-based option, Cleco cannot determine the effects of the Act on the Registrants.
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

CLECO
CLECO POWER	2016 FORM 10-K

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
Cleco Holdings is a holding company and conducts its operations primarily through its subsidiaries. Accordingly, Cleco Holdings’ ability to meet its debt obligations is largely dependent upon the cash generated by these subsidiaries. Cleco Holdings’ subsidiaries are separate and distinct entities and have no obligations to pay any amounts due on Cleco Holdings’ debt or to make any funds available for such payment. In addition, Cleco Holdings’ subsidiaries’ ability to make dividend payments or other distributions to Cleco Holdings may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Substantially all of Cleco’s consolidated assets are held by Cleco Power. Cleco Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Holdings were a creditor of any subsidiary, its rights as a creditor would be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by Cleco Holdings. Moreover, Cleco Power, Cleco Holdings’ principal subsidiary, is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Holdings. The Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings.

Hedging and Risk Management Activities

Cleco Power is subject to market risk associated with fuel cost hedges and FTRs.
Annually, Cleco Power receives Auction Revenue Rights, which can be converted to FTRs. FTRs provide a financial hedge to manage the risk of congestion cost in the Day-Ahead Energy Market. FTRs represent rights to congestion credits or charges along a path during a given timeframe for a certain MW quantity. Cleco Power may purchase additional FTRs to further hedge its congestion cost risk.
Cleco Power may enter into fuel cost hedge positions to mitigate the volatility in fuel costs passed through to its retail customers. When these positions close, actual gains or losses are deferred and included in the FAC in the month the physical contract settles. Recovery of any of these FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC. In June 2015, the LPSC approved a long-term natural gas hedging pilot program requiring Cleco Power to establish a proposal for a long-term natural gas procurement program that will be designed to provide gas price stability for a minimum of five years. The proposal is currently scheduled to be submitted to the LPSC in the second half of 2017.
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
In July 2010, Congress enacted the Dodd-Frank Act to reform financial markets. This legislation significantly altered the regulation of over-the-counter (OTC) derivatives, including commodity swaps that could be used by Cleco Power to hedge and mitigate commodities risk. The Dodd-Frank Act increases regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements, and (3) authorizing the establishment of overall volume and position limits. These requirements could cause Cleco Power’s future OTC transactions to be more costly and have an adverse effect on its liquidity due to additional capital requirements. In addition, by standardizing OTC products, these reforms could limit the effectiveness of Cleco Power’s hedging programs because Cleco Power would have less ability to tailor OTC derivatives to match the precise risk it is seeking to protect. The law gives the CFTC authority to exempt end users of energy commodities. Cleco Power would qualify for the end-user exemption which reduces but does not eliminate the applicability of these measures. Management continues to monitor this law and its possible impacts on the Registrants.

CLECO
CLECO POWER	2016 FORM 10-K

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ business or result in significant additional costs.
Cleco’s business is subject to extensive federal, state, and local energy, environmental, and other laws and regulations. The LPSC regulates Cleco’s retail operations and FERC regulates Cleco’s wholesale operations. The construction, planning, and siting of Cleco’s power plants and transmission lines also are subject to the jurisdiction of the LPSC and FERC. Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the U.S. Bureau of Land Management, the U.S. Fish and Wildlife Services, the DOE, the U.S. Army Corps of Engineers, the U.S. Department of Homeland Security, the Occupational Safety and Health Administration, the U.S. Department of Transportation, the U.S. Department of Agriculture, the U.S. Bureau of Economic Analysis, the Federal Communications Commission, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, the Louisiana Department of Agriculture, the Louisiana Bureau of Economic Analysis, regional water quality boards, and various local regulatory districts.
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
As a result of the Merger, Cleco Holdings and Cleco Power made Merger Commitments to the LPSC including but not limited to the extension of Cleco Power’s current FRP for an additional two years, maintaining employee headcount, salaries, and benefits for ten years, and a limitation from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. A report on the status of the Merger Commitments must be filed annually by October 31 for the 12-month period ended June 30.
On April 8, 2016, the LPSC issued Docket No. R-34026 to investigate the double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail ratepayers. Cleco Power has intervened in this proceeding, along with other Louisiana utilities. On April 8, 2016, the LPSC also issued Docket No. R-34029 to investigate the tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On October 4, 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-

confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco anticipates the completion of this agreement in the second quarter of 2017. If the LPSC were to disallow such costs incurred by the utility to be included in retail rates, such disallowance could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year.
Cleco Power currently has FAC filings for 2016 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2016 FORM 10-K

for reagents associated with compliance with MATS. These expenses are eligible for recovery through Cleco Power’s EAC and subject to periodic review by the LPSC.
Cleco Power currently has EAC filings for 2016 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Commodity Prices

Cleco Power is subject to the fluctuation in the market prices of fuel or reagent commodities which may increase the cost of producing power.
Cleco Power purchases natural gas, petroleum coke, lignite, coal, and limestone under fuel supply contracts and on the spot market. Historically, the markets for natural gas and petroleum coke have been volatile and are likely to remain volatile in the future. Cleco Power’s retail and wholesale rates include an FAC that enables it to adjust rates for monthly fluctuations in the cost of fuel and purchased power. However, recovery of any of these LPSC FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.

Global Economic Environment and Uncertainty; Access to Capital

Adverse capital market performance could result in reductions in the fair value of benefit plan assets and increase the Registrant’s liabilities related to such plans. Sustained declines in the fair value of the plan’s assets or sustained increases in plan liabilities could result in significant increases in funding requirements, which could adversely affect the Registrant’s liquidity and results of operations.
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

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 1% during the three years ended December 31, 2016. Cleco believes inflation at this level does not materially affect its results of operations or financial condition. However, under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s future cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Disruptions in the capital and credit markets may adversely affect the Registrants’ cost of capital and ability to meet liquidity needs or access capital to operate and grow the business.
The Registrants’ business is capital intensive and dependent upon its respective ability to access capital at reasonable rates and other terms. The Registrants’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster or when there are spikes in the price for natural gas and other commodities. The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel, purchased power, or storm restoration costs; higher than expected required pension contributions; an acceleration of payments or decreased credit lines; less cash flow from operations than expected; or other unexpected events, could cause the financing needs of the Registrants to increase.
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

CLECO
CLECO POWER	2016 FORM 10-K

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
Competition for access to other natural resources, particularly oil and natural gas, could negatively impact Cleco Power’s ability to access its lignite reserves. Placement of drilling rigs and pipelines for developing oil and gas reserves can preclude access to lignite in the same areas, making the right of first access critical with respect to extracting lignite. Additionally, Cleco Power could be indirectly liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power. Access to lignite reserves or the liability for impacts on reclaimed lands may not be recoverable and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

The construction of, and capital improvements to, power generation and transmission and distribution facilities involve substantial risks. Should construction or capital improvement efforts be significantly more expensive than planned, the financial condition, results of operations, or liquidity of Cleco Power could be materially affected.
Cleco Power’s ability to complete construction of capital improvements to power generation and transmission and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, inaccurate cost estimates, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel or material costs, changes in the economy, changes in laws or regulations, including environmental compliance requirements, and other events beyond the control of Cleco Power may materially affect the schedule and cost of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco Power could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or may not be able to recover such costs. Furthermore, failure to maintain various levels of generating unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.

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
MISO evaluates forced outage rates to assess generating unit capacity for planning reserve margins. If Cleco Power is subject to a significant amount of forced outages, Cleco Power may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. The costs of such capacity may not be recoverable and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Using MISO’s unforced capacity method for determining generating unit capacity, Cleco Power’s fleet provided for 590 MW of capacity in excess of its peak, coincident to MISO’s peak, in 2016.

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

CLECO
CLECO POWER	2016 FORM 10-K

penalties. Furthermore, failure to maintain various levels of generating unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.
The SPP RE conducts a NERC Reliability Standards audit every three years. Cleco Power’s next audit is scheduled to begin in April 2019. Management is unable to predict the outcome of this audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The SPP RE also conducts a NERC Critical Infrastructure Protection audit every three years. Cleco Power’s NERC Critical Infrastructure Protection audit began February 13, 2017. Management is unable to predict the outcome of this audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. For example, the EPA has issued the CPP to reduce CO2 emissions from existing EGUs by 32% from 2005 levels of CO2 emissions, however, on February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the CPP pending resolution of challenges to the rule. As a result, the rule is not currently in force and its future is uncertain. These changes under the stayed plan would have environmental regulations governing power plant emissions effective beginning 2022, with final emission goals required by 2030, and, if implemented, could render some of Cleco’s EGUs uneconomical to maintain or operate and could prompt early retirement of certain generation units. Any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as fuel for new and existing electric generating facilities. Cleco will evaluate potential solutions to comply with such regulations and monitor rulemaking and any legal matters impacting the proposed regulations. Cleco may incur significant capital expenditures or additional operating costs to comply with such revisions, reinterpretations, and new requirements. If Cleco were to fail to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
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
Transmission rates that MISO transmission owners may collect are regulated by FERC. Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of December 31, 2016, Cleco Power had $3.3 million accrued for ROE reductions, including accrued interest. On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. Any reduction to the ROE component of the transmission rates, could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Retail Electric Service

Cleco Power’s retail electric rates and business practices are regulated by the LPSC and reviews may result in refunds to customers.
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the

CLECO
CLECO POWER	2016 FORM 10-K

LPSC, which conducts an annual review of Cleco Power’s earnings and regulatory ROE. Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the LPSC review and such refund could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Wholesale Electric Service

Cleco Power’s business practices are regulated by FERC, and its wholesale rates are subject to FERC’s triennial market power analysis. Cleco could lose the right to sell wholesale generation at market-based rates.
FERC conducts a review of Cleco Power’s generation market power every three years in addition to each time generation capacity changes. Cleco’s next triennial market power analysis is expected to be filed in 2018. In the future, if FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
The Registrants recognize that certain groups associate severe weather with the concept of global climate change and forecast the possibility that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. If there is an actual occurrence of such global climate change, it could result in one or more physical risks, such as an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding, and changes in weather conditions, such as changes in temperature and precipitation patterns, and potential increased impacts of extreme weather conditions or storms, or could affect the Registrants’ operations. The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands. A significant portion of the nation’s oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
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
In connection with the Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. One of the actions filed in Rapides Parish has been dismissed. The remaining three actions in Rapides Parish have been consolidated. The three actions in Orleans Parish have been transferred to Rapides Parish and consolidated with the other litigation in Rapides Parish. The actions were filed against Cleco Corporation and, among others, Cleco Partners, Merger Sub, and members of the Board of Directors of Cleco Corporation. The petitions generally allege, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the Merger. The petitions also allege that Cleco Partners, Cleco, and Merger Sub and, in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses. On September 26, 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Third Circuit Court of Appeal on November 9, 2016. A briefing schedule has not yet been set.
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

CLECO
CLECO POWER	2016 FORM 10-K

The outcome of legal proceedings cannot be predicted. An adverse finding could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The Registrants are party to various litigation matters arising out of the ordinary operations of their business. The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated. The liability that the Registrants may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Alternative Generation Technology

Changes in technology may have a material adverse effect on the value of Cleco Power’s generating facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably wind turbines, photovoltaic cells, and other solar generated power. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. Technological advances may reduce the cost of alternative methods of electricity production to a level that is equal to or below that of most central station production. In addition, as new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generating assets. As a result, the value of Cleco Power’s generating facilities could be reduced.

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
Neither Cleco Holdings nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. If S&P or Moody’s were to downgrade Cleco Holdings’ or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected. Downgrades of either Cleco Holdings’ or Cleco Power’s credit ratings would result in additional fees and higher interest rates for borrowings under their respective credit facilities. In addition, Cleco Holdings or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings, may be subject to more onerous debt covenants, and their pool of potential investors and funding sources could decrease.

Technology and Terrorism Threats

The operational and information technology systems on which Cleco relies to conduct its business and serve customers could fail to function properly due to technological problems, cyber attacks, physical attacks on Cleco’s assets, acts of terrorism, severe weather, solar events, electromagnetic events, natural disasters, the age and condition of information technology assets, human error, or other reasons that could disrupt Cleco’s operations and cause Cleco to incur unanticipated losses and expense.
The operation of Cleco’s extensive electrical systems relies on evolving operational and information technology systems and network infrastructures that are becoming extremely complex as new technologies and systems are implemented to more safely and reliably deliver electric services. Cleco’s business is highly dependent on its ability to process and monitor, on a real-time daily basis, a large number of tasks and transactions, many of which are highly complex. The failure of Cleco’s operational and information technology systems and networks due to a physical or cyber attack, or other event would significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the, results of operations, financial condition or cash flows of the Registrants.
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

CLECO
CLECO POWER	2016 FORM 10-K

In addition, in the ordinary course of its business, Cleco collects and retains sensitive information including personal identification information about customers and employees, customer energy usage, and other confidential information. The theft, damage, or improper disclosure of sensitive electronic data could subject Cleco to both penalties for violation of applicable privacy laws and claims from third parties, and/or harm Cleco’s reputation.

Insurance

Cleco’s insurance coverage may not be sufficient.
Cleco currently has property, casualty, cyber security and liability insurance policies in place to protect its employees, directors, and assets in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Some of Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2016, Cleco Power LLC had an aggregate of $1.19 billion of unsecured and unsubordinated indebtedness. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2016, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2016, Cleco Katrina/Rita had $67.6 million of indebtedness outstanding, net of debt discount.

Health Care Reform

Cleco may experience increased costs arising from health care reform.
The PPACA, enacted in 2010, has had a significant impact on health care providers, insurers, and others associated with the health care industry. Cleco continues to evaluate the impact of this comprehensive law on its business and has made the required changes to its health plan. The current President has signed an Executive Order aimed at scaling back or repealing the PPACA. He has also stated that he will ask Congress to replace the current legislation with new legislation. Congress and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any, will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation. Management is unable to estimate the comprehensive effects of the PPACA or any future health care reform and their impact on the Registrants’ business, results of operations, financial condition, or cash flows.

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

CLECO
CLECO POWER	2016 FORM 10-K

The new Presidential Administration may make substantial changes to environmental, fiscal, and tax policies that could have a material adverse affect on the Registrants’ business.
The new Presidential Administration has called for substantial changes to environmental, fiscal, and tax policies, which may include comprehensive tax reform. It is possible that these changes could adversely affect Cleco’s business. Until the changes are enacted, management is unable to determine the impact of the changes on the Registrants’ business, results of operations, financial condition, or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

CLECO HOLDINGS

Electric Transmission Substations
As of December 31, 2016, Cleco Holdings, through two wholly owned subsidiaries, owned one transmission substation in Louisiana and one transmission substation in Mississippi.

CLECO POWER
All of Cleco Power’s electric generating stations and all other electric operating properties are located in Louisiana. Cleco Power considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Generating Stations
As of December 31, 2016, Cleco Power either owned or had an ownership interest in five steam electric generating stations, three combined cycle units, and one gas turbine with a combined nameplate capacity of 3,310 MW, and a combined electric net generating capacity of 3,168 MW. The nameplate capacity is the capacity at the start of commercial operations, and the net generating capacity is the result of capacity tests and operational tests performed during 2016, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2016, Cleco Power owned 84 active transmission substations and 219 active distribution substations.

Electric Lines
As of December 31, 2016, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 549 circuit miles of 230-kV lines; 672 circuit miles of 138 kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,623 circuit miles of 34.5-kV lines and 8,312 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2016, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

ITEM 3. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Item I, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Litigation,” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Item I, “Business — Environmental Matters — Air Quality” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO
CLECO POWER	2016 FORM 10-K

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 of this Annual Report on Form 10-K.

CLECO
CLECO POWER	2016 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

CLECO HOLDINGS
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the Merger, each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger. Consequently, Cleco Corporation’s common stock was delisted from trading on the NYSE. For the predecessor period January 1, 2016, through April 12, 2016, and for the year ended December 31, 2015, Cleco Corporation did not repurchase any shares of common stock. During the year ended December 31, 2014, 250,000 shares of common stock were repurchased. For information on Cleco Corporation’s common stock repurchase program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Common Stock — Common Stock Repurchase Program.”
Prior to the Merger, dividends, as determined by the Board of Directors of Cleco Corporation, were declared and paid on the common stock from time to time out of funds legally available, subject to prior rights to dividends on any outstanding series of preferred stock. The provisions of Cleco Corporation’s amended and restated articles of incorporation applicable to preferred stock, and certain provisions contained in the debt instruments of Cleco, under certain circumstances restricted the amount of retained earnings available for the payment of dividends by Cleco Corporation. The most restrictive covenant, which was in Cleco Corporation’s credit facility, required Cleco Corporation’s total indebtedness to be less than or equal to 65% of total capitalization. The declaration of dividend payments was at the Board of Directors’ sole discretion. Upon completion of the Merger, Cleco Holdings replaced its credit facility and is still required to have total indebtedness of less than 65% of total capitalization in order to declare dividend payments. Additionally, in accordance with the Merger Commitments, Cleco Holdings is subjected to certain provisions limiting the amount of distributions that may be paid from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. For more information about the Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”

CLECO POWER
There is no market for Cleco Power’s membership interests. All of Cleco Power’s outstanding membership interests are owned by Cleco Holdings. Distributions on Cleco Power’s membership interests are paid when and if declared by Cleco Power’s Board of Managers. Any future distributions also may be restricted by any credit or loan agreements into which Cleco Power may enter.
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Holdings by Cleco Power by requiring Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. In addition, the Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings.
During 2016, 2015, and 2014, Cleco Power made $110.0 million, $135.0 million, and $115.0 million of distribution payments to Cleco Holdings, respectively.
Cleco Power received $50.0 million of equity contributions from Cleco Holdings in 2016, and none in 2015. In 2014, Cleco Power received a $138.1 million non-cash contribution relating to the transfer of Coughlin from Cleco Holdings.

ITEM 6. SELECTED FINANCIAL DATA

CLECO
The information set forth in the following table should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

CLECO
CLECO POWER	2016 FORM 10-K

Five-Year Selected Financial Data
	SUCCESSOR	PREDECESSOR
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014	FOR THE YEAR ENDED DEC. 31, 2013	FOR THE YEAR ENDED DEC. 31, 2012
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$859,006	$299,283	$1,207,325	$1,267,323	$1,094,621	$991,695
Midstream (1)	—	—	—	5,467	31,672	25,562
Other	(6,001)	587	2,077	(3,305)	(29,579)	(23,560)
Total	$853,005	$299,870	$1,209,402	$1,269,485	$1,096,714	$993,697
(Loss) income before income taxes	$(46,935)	$(492)	$211,373	$221,855	$240,260	$228,975
Net (loss) income	$(24,113)	$(3,960)	$133,669	$154,739	$160,685	$163,648
Capitalization
Member’s equity/Common shareholders’ equity	42.77%		56.92%	54.86%	54.89%	54.67%
Long-term debt (2)	57.23%		43.08%	45.14%	45.11%	45.33%
Member’s equity/Common shareholders’ equity	$2,046,763		$1,674,841	$1,627,270	$1,586,197	$1,499,213
Long-term debt, net (2)	$2,738,571		$1,267,703	$1,338,998	$1,303,786	$1,243,266
Total assets	$6,343,144		$4,323,354	$4,368,418	$4,203,548	$4,133,357
Cash dividends declared per common share	N/A	$0.40	$1.60	$1.5625	$1.425	$1.30
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

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company that owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 288,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Prior to March 15, 2014, Cleco also conducted wholesale business operations through its Midstream subsidiary. Midstream owns Evangeline (which owned and operated Coughlin). On March 15, 2014, the Coughlin generating assets were transferred to Cleco Power. Coughlin consists of two generating units with a total nameplate capacity of 775 MW. For more information on the transfer of Coughlin to Cleco Power, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Coughlin Transfer.”

Merger
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. For more information on the Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is working include continuing construction on the Cenla Transmission Expansion project and the St. Mary Clean Energy Center project; beginning construction on the Terrebonne to Bayou Vista Transmission project and the Coughlin Pipeline project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

Layfield/Messick Project
The Layfield/Messick project, or Northwest Louisiana Transmission Expansion project, includes the construction of the new Layfield transmission substation and the construction of additional transmission interconnection facilities near the

CLECO
CLECO POWER	2016 FORM 10-K

Dolet Hills Power Station. The project reduces congestion and increases reliability for customers in northwest Louisiana. Construction was completed in December 2016. Cleco Power’s portion of the joint project with SWEPCO cost $29.0 million.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shedding events while providing flexibility to allow routine maintenance outages and serve future growth in the central Louisiana area. The substation construction is complete and has been placed in service. Line construction is in progress. The project is expected to be complete by the end of 2017 with an estimated cost of $32.3 million. As of December 31, 2016, Cleco Power had spent $25.7 million on the project.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 with the project expected to be commercially operational by the first quarter of 2018. The project was expected to cost $81.9 million; however, an increase in waste heat output has been confirmed, which will increase the capacity of the unit and the total cost of the project. Cleco has not yet established the total increase in the project’s cost. Upon achieving commercial operations, the project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of December 31, 2016, Cleco Power had spent $20.5 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening for customers in southeast Louisiana. A line routing study began in March 2016, and permitting and right-of-way acquisition began in May 2016. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $48.0 million. Construction is expected to be complete by the third quarter of 2018. As of December 31, 2016, Cleco Power had spent $1.4 million on the project.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase fuel delivery reliability and mitigate exposure to price increases. Cleco has filed a letter with the LPSC seeking guidance on the appropriate treatment and timing of recovering revenue associated with the project. The project is expected to be operational by the third quarter of 2018 with an estimated cost of $29.4 million.

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

Comparison of the Years Ended December 31, 2016, and 2015

Cleco Consolidated

Cleco Consolidated Results of Operations

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Operating revenue, net	$853,005	$299,870	$1,209,402
Operating expenses	816,714	279,507	922,063
Operating income	$36,291	$20,363	$287,339
Allowance for equity funds used during construction	$3,735	$723	$3,063
Other income	$3,350	$870	$1,443
Other expense	$1,385	$590	$3,376
Interest charges	$89,766	$22,123	$77,991
Federal and state income tax (benefit) expense	$(22,822)	$3,468	$77,704
Net (loss) income	$(24,113)	$(3,960)	$133,669

Cleco’s net loss attributable to the successor period April 13, 2016, through December 31, 2016, was $24.1 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax loss primarily related to:

•	$174.7 million of merger transaction and commitment costs,

•	$34.0 million of interest costs related to debt obtained as a result of the Merger,

•
$7.5 million of an offset to operating revenue related to the amortization of the intangible asset recorded for the fair value adjustment of wholesale power supply agreements as a result of the Merger, and

•	$6.4 million of amortization of the fair value adjustment made as a result of the Merger to record the stepped-up basis for the Coughlin assets.

The effective income tax rate for the period was 48.6%.
Cleco’s net loss attributable to the predecessor period January 1, 2016, through April 12, 2016, was $4.0 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax loss primarily related to $34.9 million of merger transaction

CLECO
CLECO POWER	2016 FORM 10-K

costs. The effective income tax rate for the period was (704.9%).
Cleco’s net income attributable to the predecessor period for the year ended December 31, 2015, was $133.7 million. There were no significant changes in the underlying trends impacting net income. The effective income tax rate for the period was 36.8%.
Results of operations for Cleco Power are more fully described below.

Cleco Power

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry. These factors include, among others, an increasingly competitive business environment; the ability to recover costs through rate-setting proceedings; the ability to successfully perform in MISO and the related operating challenges; the cost of compliance with environmental and reliability regulations; conditions in the credit markets and global economy; changes in the federal and state regulation of generation, transmission, and the sale of electricity; and the increasing uncertainty of future federal and state regulatory and environmental policies. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises,” and “— Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Item 1A, “Risk Factors— Hedging and Risk Management Activities,” “— Regulatory Compliance,” “—Transmission Constraints,” “— LPSC Audits,” “— Commodity Prices,” “— Global Economic Environment and Uncertainty; Access to Capital,” “— Future Electricity Sales,” “— Cleco Power’s Generation, Transmission, and Distribution Facilities,” “— MISO,” “— Reliability and Infrastructure Protection Standards Compliance,” “— Environmental Compliance,” “— Cleco Power’s Rates,” “— Retail Electric Service,” “— Wholesale Electric Service,” “— Weather Sensitivity,” “— Litigation,” “— Alternative Generation Technology,” “— Taxes,” “— Cleco Credit Ratings,” “— Technology and Terrorism Threats,” “— Insurance,” “— Cleco Power LLC’s Unsecured and Unsubordinated Obligations,” “— Health Care Reform,” and “— Workforce.”
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

Over the last five years, Cleco Power has experienced moderate growth in retail non-industrial sales and anticipates the same over the next five years. For the retail industrial class, Cleco Power expects new industrial load to be added in 2017, principally driven by developments in the oil and gas industry. In addition, Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. Cleco Power is pursuing load growth opportunities that include renewal of existing franchises and wholesale contracts as well as adding new wholesale customers and franchises. For more information on other expectations of future energy sales on Cleco Power, see “— Base,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”
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

CLECO
CLECO POWER	2016 FORM 10-K

groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates.

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation and amortization, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expense, and the costs associated with energy delivery and customer service. Annual maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, maintenance practices, and the effectiveness of their preventive maintenance programs. Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability. Depreciation and amortization expense primarily is affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally include payroll taxes, franchise taxes, and property taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be lower in 2017 compared to 2016. These expenses include lower merger expense, lower interest expense, lower generation maintenance expense, and lower distribution operations expense. These decreases are partially offset by higher income tax expense, higher depreciation and amortization expense, higher generation operations expense, higher taxes other than income taxes, higher distribution maintenance expense, and higher amortization of debt issuance costs.

Cleco Power Results of Operations

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2016	2015	VARIANCE	CHANGE
Operating revenue
Base	$660,974	$670,530	$(9,556)	(1.4)%
Fuel cost recovery	430,255	471,859	(41,604)	(8.8)%
Electric customer credits	(1,513)	(2,173)	660	30.4%
Other operations	68,573	67,109	1,464	2.2%
Affiliate revenue	884	1,142	(258)	(22.6)%
Operating revenue, net	$1,159,173	$1,208,467	$(49,294)	(4.1)%
Operating expenses
Recoverable fuel and power purchased	430,422	471,864	41,442	8.8%
Non-recoverable fuel and power purchased	35,684	31,348	(4,336)	(13.8)%
Other operations	125,892	128,697	2,805	2.2%
Maintenance	93,340	87,416	(5,924)	(6.8)%
Depreciation and amortization	146,142	147,839	1,697	1.1%
Taxes other than income taxes	48,287	47,102	(1,185)	(2.5)%
Merger commitment costs	151,501	—	(151,501)	—%
Gain on sale of asset	(1,095)	—	1,095	—%
Total operating expenses	1,030,173	914,266	(115,907)	(12.7)%
Operating income	$129,000	$294,201	$(165,201)	(56.2)%
Allowance for equity funds used during construction	$4,458	$3,063	$1,395	45.5%
Federal and state income tax expense	$18,369	$79,294	$60,925	76.8%
Net income	$39,128	$141,350	$(102,222)	(72.3)%

Cleco Power’s net income for 2016 decreased $102.2 million compared to 2015. Contributing factors include:

•	higher merger commitment costs,

•	lower base revenue,

•	higher maintenance expense,

•	higher non-recoverable fuel and power purchased, and

•	higher taxes other than income taxes.

These factors were partially offset by:

•	lower income taxes,

•	lower other operations expense,

•	lower depreciation and amortization,

•	higher other operations revenue,

•	higher allowance for equity funds used during construction, and

•	higher gain on the sale of an asset.

CLECO
CLECO POWER	2016 FORM 10-K

The following tables show the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2016	2015	(UNFAVORABLE)
Electric sales
Residential	3,646	3,789	(3.8)%
Commercial	2,708	2,763	(2.0)%
Industrial	1,978	1,927	2.6%
Other retail	132	134	(1.5)%
Total retail	8,464	8,613	(1.7)%
Sales for resale	3,140	3,353	(6.4)%
Unbilled	55	(95)	157.9%
Total retail and wholesale customer sales	11,659	11,871	(1.8)%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2016	2015	(UNFAVORABLE)
Electric sales
Residential	$293,461	$296,846	(1.1)%
Commercial	192,332	191,202	0.6%
Industrial	86,668	84,988	2.0%
Other retail	10,630	10,558	0.7%
Surcharge	21,418	21,597	(0.8)%
Total retail	$604,509	$605,191	(0.1)%
Sales for resale	59,103	62,768	(5.8)%
Unbilled	(2,638)	2,571	(202.6)%
Total retail and wholesale customer sales	$660,974	$670,530	(1.4)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by NOAA to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DEC. 31,
				2016 CHANGE
	2016	2015	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,309	3,272	2,779	1.1%	19.1%
Heating degree-days	1,145	1,271	1,546	(9.9)%	(25.9)%

Base
Base revenue decreased $9.6 million in 2016 compared to 2015 primarily due to $6.4 million of lower sales due to usage, including warmer winter weather and lower sales to wholesale customers and $3.2 million driven by lower revenue related to the absence of additional MATS revenue recognized in 2015.
Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers are expected to contribute additional base revenue of $1.9 million in 2017, an additional $1.8 million in 2018, and an additional $0.1 million in 2019. Cleco Power expects wholesale revenue to decrease by $0.7 million in 2017 primarily due to the restructuring of contracts. Cleco Power expects $0.3 million of additional wholesale revenue in 2018 and an additional $1.5 million of wholesale revenue in 2019. For information on other expectations of future energy sales on Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel costs during 2016 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosure about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue increased $1.5 million in 2016 compared to 2015 primarily due to $2.8 million of higher transmission revenue from a wholesale customer and $0.6 million of higher pole attachment rentals. These increases were partially offset by $1.7 million of lower forfeited discounts mostly due to customer rate credits in the third quarter of 2016 as a result of the Merger and $0.2 million of lower miscellaneous revenue.

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $4.3 million in 2016 compared to 2015 primarily related to $3.1 million of higher expenses related to MISO transmission costs and $1.3 million of expenses related to fuel accounting software, partially offset by $0.1 million of lower miscellaneous expenses.

Other Operations Expense
Other operations expense decreased $2.8 million in 2016 compared to 2015 primarily due to $5.4 million of lower administrative and general expenses driven by lower salaries and benefits expense and $0.1 million of lower miscellaneous expense. These decreases were partially offset by $1.6 million of higher generation expense and $1.1 million of higher customer service expense primarily related to an increase in the provision for uncollectible accounts.

Maintenance
Maintenance expense increased $5.9 million in 2016 compared to 2015 primarily due to higher generating station outage expenses.

Depreciation and Amortization
Depreciation and amortization expense decreased $1.7 million in 2016 compared to 2015 primarily due to $5.5 million of higher deferrals of production operations and maintenance expenses to a regulatory asset, $1.3 million of higher deferrals of corporate franchise taxes to a regulatory asset, and $0.5 million of lower amortization of the corporate franchise taxes regulatory asset. These decreases were partially offset by $3.1

CLECO
CLECO POWER	2016 FORM 10-K

million of normal recurring additions to fixed assets, $1.6 million of higher amortization of the production operations and maintenance regulatory asset, $0.8 million of higher amortization of storm damages which is based on collections from customers, and $0.1 million of miscellaneous amortizations.

Taxes Other than Income Taxes
Taxes other than income taxes increased $1.2 million in 2016 compared to 2015 primarily due to higher property taxes.

Merger Commitment Costs
Merger commitment costs increased $151.5 million in 2016 compared to 2015 due to $136.0 million of customer rate credits, a $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED, a $6.0 million accrual of charitable contributions to be disbursed over five years, and $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years.

Gain on Sale of Asset
Gain on sale of asset increased $1.1 million in 2016 compared to 2015 due to a gain on the sale of property.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $1.4 million in 2016 compared to 2015 primarily due to higher construction costs related to various projects.

Income Taxes
Federal and state income taxes decreased $60.9 million in 2016 compared to 2015. Tax expense decreased primarily due to $64.5 million for the change in pretax income, excluding AFUDC equity and $2.3 million for adjustments for tax returns filed. These decreases were partially offset by $4.5 million for the flowthrough of state tax benefits, $0.9 million for tax credits, $0.3 million for miscellaneous tax items, and $0.2 million for adjustments for permanent tax differences. The effective income tax rate is 32.0%, which is lower than the federal statutory rate primarily due to permanent tax differences, the flowthrough of benefits associated with AFUDC equity, adjustments for tax returns as filed, tax credits, and state tax expense.

Comparison of the Years Ended December 31, 2015, and 2014

Cleco Consolidated

Cleco Consolidated Results of Operations

		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue, net	$1,209,402	$1,269,485	$(60,083)	(4.7)%
Operating expenses	922,063	983,453	61,390	6.2%
Operating income	$287,339	$286,032	$1,307	0.5%
Allowance for other funds used during construction	$3,063	$5,380	$(2,317)	(43.1)%
Other income	$1,443	$4,790	$(3,347)	(69.9)%
Other expense	$3,376	$2,509	$(867)	(34.6)%
Interest charges	$77,991	$73,606	$(4,385)	(6.0)%
Federal and state income tax expense	$77,704	$67,116	$(10,588)	(15.8)%
Net income	$133,669	$154,739	$(21,070)	(13.6)%
Operating revenue, net of electric customer credits decreased $60.1 million in 2015 compared to 2014 largely as a result of lower fuel cost recovery and lower base revenue, partially offset by lower electric customer credits and higher other operations revenue at Cleco Power.
Operating expenses decreased $61.4 million in 2015 compared to 2014 primarily due to lower recoverable fuel and power purchased at Cleco Power, lower merger transaction costs incurred at Cleco Holdings, and lower generation maintenance expense at Cleco Power. Partially offsetting these decreases were higher non-recoverable fuel and power purchased due to the expiration of a PPA when Coughlin was transferred to Cleco Power in March 2014, higher other operations expense at Cleco Power, the absence of the gain on the sale of property at Cleco Holdings, higher taxes other than income taxes at Cleco Power, and higher depreciation and amortization expense at Cleco Power.
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
Federal and state income taxes increased $10.6 million in 2015 compared to 2014. Tax expense increased primarily due to $9.3 million for the absence of favorable settlements with taxing authorities, $2.5 million for the flowthrough of state tax benefits, $1.1 million for miscellaneous tax items, and $0.8 million for adjustments for tax returns filed. These increases were partially offset by $3.1 million for the change in pretax income, excluding AFUDC equity. The effective income tax

CLECO
CLECO POWER	2016 FORM 10-K

rate was 36.8%, which is higher than the federal statutory rate primarily due to permanent tax differences, the flowthrough of benefits associated with AFUDC equity, adjustments for tax returns as filed, tax credits, and state tax expense.
The effective tax rate of 36.8% for 2015 was higher than the effective tax rate of 30.3% for 2014 due to the absence of favorable settlements with taxing authorities, tax returns as filed, and the flowthrough of state tax benefits, partially offset by the change in pretax income, excluding AFUDC equity.
Results of operations for Cleco Power are more fully described below.

Cleco Power

Cleco Power Results of Operations

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2015	2014	VARIANCE	CHANGE
Operating revenue
Base	$670,530	$683,565	$(13,035)	(1.9)%
Fuel cost recovery	471,859	542,395	(70,536)	(13.0)%
Electric customer credits	(2,173)	(23,530)	21,357	90.8%
Other operations	67,109	64,893	2,216	3.4%
Affiliate revenue	1,142	1,326	(184)	(13.9)%
Operating revenue, net	$1,208,467	$1,268,649	$(60,182)	(4.7)%
Operating expenses
Recoverable fuel and power purchased	471,864	542,397	70,533	13.0%
Non-recoverable fuel and power purchased	31,348	27,985	(3,363)	(12.0)%
Other operations	128,697	116,664	(12,033)	(10.3)%
Maintenance	87,416	96,054	8,638	9.0%
Depreciation and amortization	147,839	144,026	(3,813)	(2.6)%
Taxes other than income taxes	47,102	41,812	(5,290)	(12.7)%
Gain on sales of assets	—	(4)	(4)	(100.0)%
Total operating expenses	914,266	968,934	54,668	5.6%
Operating income	$294,201	$299,715	$(5,514)	(1.8)%
Allowance for equity funds used during construction	$3,063	$5,380	$(2,317)	(43.1)%
Interest charges	$76,560	$74,673	$(1,887)	(2.5)%
Federal and state income tax expense	$79,294	$76,974	$(2,320)	(3.0)%
Net income	$141,350	$154,316	$(12,966)	(8.4)%

Cleco Power’s net income for 2015 decreased $13.0 million compared to 2014. Contributing factors include:

•	lower base revenue,

•	higher other operations expense,

•	higher taxes other than income taxes,

•	higher depreciation and amortization,

•	higher non-recoverable fuel and power purchased,

•	higher income taxes,

•	lower allowance for equity funds used during construction, and

•	higher interest charges.

These were partially offset by lower electric customer credits, lower maintenance expense, and higher other operations revenue.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2015	2014	(UNFAVORABLE)
Electric sales
Residential	3,789	3,783	0.2%
Commercial	2,763	2,689	2.8%
Industrial	1,927	2,212	(12.9)%
Other retail	134	130	3.1%
Total retail	8,613	8,814	(2.3)%
Sales for resale	3,353	3,412	(1.7)%
Unbilled	(95)	171	(155.6)%
Total retail and wholesale customer sales	11,871	12,397	(4.2)%

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2015	2014	(UNFAVORABLE)
Electric sales
Residential	$296,846	$293,871	1.0%
Commercial	191,202	188,012	1.7%
Industrial	84,988	86,823	(2.1)%
Other retail	10,558	10,215	3.4%
Storm surcharge	21,597	15,833	36.4%
Total retail	$605,191	$594,754	1.8%
Sales for resale	62,768	81,371	(22.9)%
Unbilled	2,571	7,440	(65.4)%
Total retail and wholesale customer sales	$670,530	$683,565	(1.9)%

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

CLECO
CLECO POWER	2016 FORM 10-K

generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosure about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits decreased $21.4 million in 2015 compared to 2014 primarily due to the absence of $22.3 million of provisions for refunds included in the June 2014 FRP extension and $1.6 million related to lower accruals for site-specific customers. These amounts were partially offset by $2.5 million related to accruals for anticipated refunds related to the transmission ROE dispute. For more information on the FRP extension and the accrual of electric customer credits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Regulation and Rates.” For more information on the transmission ROE dispute, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

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

Income Taxes
Federal and state income taxes increased $2.3 million in 2015 compared to 2014. Tax expense increased primarily due to $2.5 million for the flowthrough of state tax benefits, $2.2 million for the absence of favorable settlements with taxing authorities, and $0.8 million for miscellaneous tax items. These increases were partially offset by $3.2 for the change in pretax income, excluding AFUDC equity. The effective income tax rate was 35.9%, which is higher than the federal statutory rate primarily due to permanent tax differences, the flowthrough of benefits associated with AFUDC equity, adjustments for tax returns as filed, tax credits, and state tax expense.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2016, and the year ended December 31, 2015, see “— Results of Operations — Comparison of the Years Ended December 31, 2016, and 2015 — Cleco Power.”
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

CLECO
CLECO POWER	2016 FORM 10-K

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
Cleco believes that the following are the most significant critical accounting policies:

•
To determine assets, liabilities, and expenses relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rates, expected return on plan assets, mortality rates, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year-to-year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2016 return on plan assets was 10.90% compared to an expected long-term return of 6.21%. For 2015, the return on plan assets was (2.90)% compared to an expected long-term return of 6.15%. For the calculation of the 2017 periodic expense, Cleco decreased the expected long-term return on plan assets to 6.08%.

Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. Due to the Merger, the pension plan was remeasured at the Merger date, resulting in a decrease to the discount rate from 4.62% to 4.21%. After the annual review of assumptions, the pension plan discount rate increased from 4.21% to 4.27% for the December 31, 2016, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants (approximately 10 years as of December 31, 2016, for Cleco’s plan) when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
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
In October 2016, the Society of Actuaries released another updated mortality improvement scale which indicated lower mortality improvements than previously indicated in the 2015 mortality improvement scale. As a result, in December 2016, Cleco updated its mortality assumptions using the new data released by the Society of Actuaries. The update resulted in a decrease of $6.8 million in the pension plan obligation at December 31, 2016.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(34,749)	$(3,270)
	0.5% decrease	$38,969	$3,604
Salary scale	0.5% increase	$8,146	$1,546
	0.5% decrease	$(7,384)	$(1,397)
Expected return on assets	0.5% increase	$—	$(1,980)
	0.5% decrease	$—	$1,980

Cleco Power did not make any required or discretionary contributions to the pension plan in 2016, 2015, or 2014. Based on current funding assumptions, management estimates that $44.0 million in pension contributions will be required through 2021. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension

CLECO
CLECO POWER	2016 FORM 10-K

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

•
Cleco has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2016, Cleco Power had $544.0 million in regulatory assets. As a result of the Merger, Cleco Holdings recognized regulatory assets. At December 31, 2016, Cleco Holdings had $195.7 million of regulatory assets. Actions by the LPSC could limit the recovery of Cleco’s regulatory assets, causing Cleco to record a loss on some or all of the regulatory assets. If future recovery of costs ceases to be probable, Cleco Holdings could be required to record a loss of its regulatory assets associated with acquisition adjustments. For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” and “Note 4 — Regulatory Assets and Liabilities.”

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

For more information on income taxes, see Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 10 — Income Taxes.”

•
Cleco is currently involved in certain legal proceedings and management has estimated the probable costs for the resolution of these claims. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement assumptions. For more information on legal proceedings affecting Cleco, see Part I, Item 1, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Litigation,” and Item 8, “Financial Statements and Supplemental Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and

Contingencies, and Disclosures about Guarantees — Litigation.”

•
Assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if it exceeds the estimated fair value. Additionally, on the date of the Merger, intangible assets were recognized for fair value adjustments of the Cleco trade name and long-term wholesale power supply contracts. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizing independent valuation experts, and involves the use of significant estimates and assumptions. Management’s judgments and estimates can materially impact the financial statements in periods after acquisition, such as through depreciation, amortization, and goodwill impairment. For more information on intangible assets and goodwill recorded in connection with the Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Intangible Assets and Goodwill.”

Cleco Power
Cleco Power’s retail rates are regulated by the LPSC. Future rate changes could have a material impact on the results of operations, financial condition, or cash flows of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2016, the carrying value of Cleco Power’s long-lived assets was $3.17 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•
The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. Cleco Power currently has FAC filings for 2016 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. For more information on LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2016, and 2015 — Cleco Power — Cleco Power’s Results of Operations — Fuel Cost Recovery/Recoverable Fuel and Power Purchased.”

CLECO
CLECO POWER	2016 FORM 10-K

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2016:

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
Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.
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
Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At December 31, 2016, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For more information about MISO, see “— Regulatory and Other Matters — Transmission Rates of Cleco Power.”

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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general company purposes. Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

CLECO
CLECO POWER	2016 FORM 10-K

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$9,213	$9,263
Cleco Power’s charitable contributions	1,200	—
Cleco Power’s rate credit escrow	12,671	—
Total current	23,084	9,263
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,379	16,174
Cleco Power’s charitable contributions	4,179	—
Cleco Power’s rate credit escrow	1,831	—
Total non-current	23,410	16,195
Total restricted cash and cash equivalents	$46,494	$25,458

Cleco Power
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$9,213	$9,263
Charitable contributions	1,200	—
Rate credit escrow	12,671	—
Total current	23,084	9,263
Non-current
Future storm restoration costs	17,379	16,174
Charitable contributions	4,179	—
Rate credit escrow	1,831	—
Total non-current	23,389	16,174
Total restricted cash and cash equivalents	$46,473	$25,437

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2015, to 2016 was due to Cleco Katrina/Rita collecting $21.2 million net of administration fees, partially offset by bond and interest payments. In March and September 2016, Cleco Katrina/Rita used $8.5 million and $8.3 million, respectively, for scheduled storm recovery bond principal payments and $2.3 million and $2.1 million, respectively, for related interest payments.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. On April 25, 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and deposited the rate credit funds into an escrow account. On April 28, 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of December 31, 2016, $0.6 million of the charitable contributions and $121.5 million of the rate credits had been remitted from restricted cash.

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2016, or 2015.
At December 31, 2016, Cleco’s long-term debt outstanding was $2.76 billion, of which $19.7 million was due within one year. The long-term debt due within one year at December 31, 2016, represents $17.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $1.8 million of capital lease payments.
In connection with the completion of the Merger, on April 13, 2016, Cleco Holdings entered into a $1.35 billion Acquisition Loan Facility. The Acquisition Loan Facility had a three-year term and a rate of LIBOR plus 1.75% or ABR plus 0.75%. In May and June 2016, Cleco Holdings refinanced the Acquisition Loan Facility with a series of other long-term financings described below.
On May 17, 2016, Cleco Holdings completed the private sale of $535.0 million of 3.743% senior notes due May 1, 2026, and $350.0 million of 4.973% senior notes due May 1, 2046. On May 24, 2016, Cleco Holdings completed the private sale of $165.0 million of 3.250% senior notes due May 1, 2023. On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. Amounts outstanding under the bank term loan bear interest, at Cleco’s option, at a base rate plus 0.625% or LIBOR plus 1.625%. At December 31, 2016, the all-in rate was 2.265%, which was based on the LIBOR rate. The proceeds from the issuance and sale of these notes and term loan were used to repay the $1.35 billion Acquisition Loan Facility. Debt issuance costs of $17.7 million were expensed to merger costs in connection with the repayment of the Acquisition Loan Facility.
Cash and cash equivalents available at December 31, 2016, were $23.1 million combined with $400.0 million available credit facility capacity ($100.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $423.1 million.
At December 31, 2016, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Fair Value Accounting.”
For the successor period December 31, 2016, Cleco had a working capital surplus of $174.9 million. There were no significant changes in the underlying trends impacting working capital for the successor period with the exceptions of a $14.4 million increase in provisions for the Merger Commitments, a $13.9 million increase in restricted cash and cash equivalents primarily due to the funding of customer rate credits as a result of the Merger Commitments, and a $8.5 million regulatory asset related to fair value adjustments of long-term debt as a result of the Merger.
For the predecessor period December 31, 2015, Cleco had a working capital surplus of $242.3 million. There were no significant changes in the underlying trends impacting working capital for the predecessor period.
For the successor period December 31, 2016, Cleco’s Consolidated Balance Sheets reflected $4.30 billion of total liabilities. There were no significant changes in the underlying trends impacting total liabilities for the successor period with the exception of the $1.35 billion of long-term debt previously discussed, $155.8 million for the difference between the carrying value and the fair value of long-term debt recorded as a result of the Merger, and a $14.4 million increase in provisions for the Merger Commitments.
For the predecessor period December 31, 2015, Cleco’s Consolidated Balance Sheets reflected $2.65 billion of total

CLECO
CLECO POWER	2016 FORM 10-K

liabilities. There were no significant changes in the underlying trends impacting total liabilities for the predecessor period.

Cleco Holdings (Holding Company Level)
Cleco Holdings had no short-term debt outstanding at December 31, 2016, or 2015.
At December 31, 2016, Cleco Holding’s long-term debt outstanding was $1.34 billion, of which none was due within one year.
In connection with the completion of the Merger, on April 13, 2016, Cleco Holdings entered into a $1.35 billion Acquisition Loan Facility. In May and June 2016, Cleco Holdings refinanced the Acquisition Loan Facility with a series of other long-term financings described below.
On May 17, 2016, Cleco Holdings completed the private sale of $535.0 million of 3.743% senior notes due May 1, 2026, and $350.0 million of 4.973% senior notes due May 1, 2046. On May 24, 2016, Cleco Holdings completed the private sale of $165.0 million of 3.250% senior notes due May 1, 2023. On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. The proceeds from the issuance and sale of these notes and term loan were used to repay the $1.35 billion Acquisition Loan Facility. Debt issuance costs of $17.7 million were expensed to merger costs in connection with the repayment of the Acquisition Loan Facility.
On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced its existing $250.0 million credit facility with a $100.0 million credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. This facility provides for working capital and other needs. At December 31, 2016, Cleco Holdings had no draws outstanding under its $100.0 million credit facility.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at Cleco Holdings at December 31, 2016, were $1.4 million, combined with $100.0 million credit facility capacity for a total liquidity of $101.4 million.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2016, or 2015.
At December 31, 2016, Cleco Power’s long-term debt outstanding was $1.25 billion, of which $19.7 million was due within one year. The long-term debt due within one year at December 31, 2016, represents $17.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $1.8 million of capital lease payments. For Cleco Power, long-term debt increased $1.3 million from December 31, 2015, primarily due to the issuance of $330.0 million senior notes in December 2016, debt discount amortizations of $0.5 million, and $0.2 million in debt expense amortization. These increases were partially offset by a $250.0 million repayment of senior notes in December 2016, a $60.0 million repayment of Solid Waste Disposal Facility Bonds in November 2016, $16.8 million of scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March and September 2016, and a $2.6 million decrease in capital lease obligations.
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
On December 20, 2016, Cleco Power completed the private sale of $130.0 million of 3.47% senior notes due December 16, 2026, and $200.0 million of 3.57% senior notes due December 16, 2028. The proceeds from the issuance and sale of these notes were used to replace cash used to redeem the above mentioned Solid Waste Disposal Facility bonds, to redeem $250.0 million of 6.65% senior notes due 2018 prior to maturity and pay make-whole payments of approximately $19.0 million in connection with such redemption, and for general company purposes.
At December 31, 2016, and 2015, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. At December 31, 2016, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. This credit facility is covered under a standing letter of credit outside of Cleco Power’s credit facility; therefore, it does not reduce the borrowing capacity of Cleco Power’s new credit facility.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at December 31, 2016, were $21.5 million combined with $300.0 million credit facility capacity for total liquidity of $321.5 million.
At December 31, 2016, and 2015, Cleco Power had a working capital surplus of $149.1 million and $184.9 million, respectively. The $35.8 million decrease in working capital is primarily due to:

•	a $44.2 million decrease in unrestricted cash and cash equivalents,

•
a $26.4 million decrease in fuel inventory primarily due to decreases in solid fuels inventory due to higher than normal levels in 2015, an adjustment related to a fuel survey, and lower lignite deliveries,

•	a $16.9 million increase in accounts payable (excluding FTR purchases) primarily related to the timing of property taxes and vendor payments, and

•	a $14.4 million increase in the provision for the Merger Commitments.

These decreases in working capital were partially offset by:

•	a $29.5 million net increase in net current tax assets and related interest charges primarily due to the creation of the net operating loss carryforward

•	a $13.8 million increase in restricted cash and cash equivalents,

•	a $13.5 million increase in customer accounts receivable due to timing of receipts from wholesale customers and an increase in retail customer receivables, and

•	an $11.4 million increase in accumulated deferred fuel primarily due to a fuel surcharge.

CLECO
CLECO POWER	2016 FORM 10-K

At December 31, 2016, Cleco Power’s Consolidated Balance Sheets reflected $2.73 billion of total liabilities compared to $2.68 billion at December 31, 2015. The $51.3 million increase in total liabilities during 2016 was primarily due to increases in provision for the Merger Commitments, accounts payable, accumulated deferred federal and state income taxes, postretirement benefit obligations, offset by a decrease in taxes payable. During 2016, the provision for the Merger Commitments increased $14.4 million. Accounts payable increased $13.6 million as a result of the timing of property tax payments and vendor payments. Net accumulated deferred federal and state income taxes increased $25.1 million as a result of the creation of the net operating loss carryforward in 2016 versus the utilization of a net operating loss carryforward in 2015. Postretirement benefit obligations also increased $7.0 million primarily due to lower discount rates, partially offset by greater than expected return on plan assets and updated mortality tables. These increases were partially offset by a decrease in taxes payable of $17.0 million due to a decrease in pretax income.

Credit Facilities
At December 31, 2016, Cleco had two separate revolving credit facilities, one for Cleco Holdings and one for Cleco Power, with a maximum aggregate capacity of $400.0 million.
At December 31, 2015, Cleco Holdings had a $250.0 million credit facility. On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced the existing credit facility with a $100.0 million credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At December 31, 2016, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At December 31, 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. If Cleco Holdings’ credit ratings were to be downgraded one level by either agency, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels for its credit facility.
At December 31, 2015, Cleco Power had a $300.0 million credit facility. On April 13, 2016, in connection with the completion of the Merger, Cleco Power replaced its existing credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At December 31, 2016, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. At December 31, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. If Cleco Power’s credit ratings were to be downgraded one level by either agency, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility. A $2.0 million letter of credit issued to MISO is covered under a standing letter of credit outside of Cleco Power’s credit facility; therefore, it does not reduce the borrowing capacity of Cleco Power’s new credit facility. The letter of credit issued to MISO is pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year.
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

Debt Limitations
The Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Additionally, in accordance with the Merger Commitments, Cleco Power is subjected to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. The Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. At December 31, 2016 Cleco Holdings and Cleco Power exceeded the limitations that would limit the amount of distributions available. For more information on additional merger commitments, see Part II, Item 1A, “Risk Factors — Holding Company.”

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities for the successor period April 13, 2016, through December 31, 2016, was $51.3 million. There were no significant changes in the underlying trends impacting cash provided by operating activities with the exception of the following:

•	lower collections from customers of $121.5 million due to Merger credits issued in 2016 and

•	$23.7 million related to payments for merger transaction costs.

Net cash provided by operating activities for the predecessor period January 1, 2016, through April 12, 2016, was $129.8 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.
Net cash provided by operating activities for the predecessor period January 1, 2015, through December 31, 2015, increased $25.8 million from the predecessor period January 1, 2014, through December 31, 2014, due to the following items:

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

CLECO
CLECO POWER	2016 FORM 10-K

For information on Cleco’s investing and financing activities for the predecessor and successor periods, see Item 8, “Financial Statements and Supplementary Data — Cleco — Consolidated Statements of Cash Flows.”

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $215.8 million during 2016, $366.5 million during 2015, and $347.1 million during 2014. Net cash provided by operating activities during 2016 decreased $150.7 million from 2015 primarily due to the following items:

•	lower collections from customers of $121.5 million due to Merger credits issued in 2016,

•	higher payments for affiliate settlements of $34.0 million, and

•	lower net fuel and power purchase collections of $17.1 million primarily due to timing of recovery.

These decreases in net operating cash were partially offset by:

•	lower payments to vendors of $28.9 million primarily related to the timing of property tax payments and other vendor payments and

•	lower payments for fuel inventory of $26.8 million primarily due to lower lignite deliveries and lower petroleum coke purchases.

Net cash provided by operating activities during 2015 increased $19.4 million from 2014 primarily due to the following items:

•	lower net fuel and power purchases of $21.5 million primarily due to the absence of a plant outage, the loss of a wholesale customer, timing of collections, and lower per unit gas prices,

•	lower payments to gas vendors of $18.4 million primarily due to lower per unit prices, and

•	lower payments for generating station outage expenses of $15.9 million.

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
During the years ended December 31, 2016, 2015, and 2014, Cleco Power had capital expenditures, excluding

AFUDC, of $181.7 million, $153.3 million, and $201.2 million, respectively. In 2016, 2015, and 2014, 100% of Cleco Power’s capital expenditure requirements were funded internally.
For the successor period April 13, 2016, through December 31, 2016, other subsidiaries had capital expenditures, excluding AFUDC, of $0.7 million. Other subsidiaries had capital expenditures, excluding AFUDC, of less than $0.1 million, $0.5 million, and $1.0 million during the predecessor periods January 1, 2016, through April 12, 2016, January 1, 2015, through December 31, 2015, and January 1, 2014, through December 31, 2014, respectively.
In 2017 and for the five-year period ending 2021, Cleco Power expects to internally fund 100% of its capital expenditure requirements. However, Cleco Power may choose to issue debt in order to achieve a capital structure with a debt ratio of 49%. All computations of internally funded capital expenditures exclude AFUDC.
Cleco and Cleco Power’s estimated capital expenditures and debt maturities for 2017 and for the five-year period ending 2021 are presented in the following tables. All amounts exclude AFUDC.

Cleco
PROJECT (THOUSANDS)	2017	%	2017-2021%
Environmental	$4,000	1%	$33,000	3%
New business	27,000	10%	138,000	11%
Transmission reliability	26,000	10%	170,000	14%
Fuel optimization	75,000	28%	172,000	14%
General (1)	136,000	51%	706,000	58%
Total capital expenditures	$268,000	100%	$1,219,000	100%
Debt payments	18,000		369,000
Total capital expenditures and debt payments	$286,000		$1,588,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.

Cleco Power
PROJECT (THOUSANDS)	2017	%	2017-2021%
Environmental	$4,000	2%	$33,000	3%
New business	27,000	10%	138,000	11%
Transmission reliability	26,000	10%	170,000	14%
Fuel optimization	75,000	28%	172,000	14%
General (1)	134,000	50%	698,000	58%
Total capital expenditures	$266,000	100%	$1,211,000	100%
Debt payments	18,000		69,000
Total capital expenditures and debt payments	$284,000		$1,280,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.

Capital expenditures for other subsidiaries in 2017 are estimated to total $2.0 million. For the five-year period ending 2021, capital expenditures for other subsidiaries are estimated to total $8.0 million. Cleco expects cash and cash equivalents on hand in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Other Cash Requirements
Cleco Power’s regulated operations are Cleco’s primary source of internally generated funds. These funds, along with the issuance of additional debt in future years, will be used for

CLECO
CLECO POWER	2016 FORM 10-K

general company purposes, capital expenditures, and debt service.

Common Stock Repurchase Program
Prior to the completion of the Merger, Cleco Corporation had a common stock repurchase program that authorized management to repurchase shares of common stock. Upon completion of the Merger on April 13, 2016, the common stock repurchase program was terminated. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Common Stock — Common Stock Repurchase Program.” For more information about the Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”

Contractual Obligations
Cleco, in the course of normal business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2016, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2016.

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco Holdings
Long-term debt obligations (1)	$1,811,854	$43,173	$86,346	$86,347	$1,595,988
Operating lease obligations (3)	628	315	313	—	—
Purchase obligations (4)	32,540	13,177	12,113	6,146	1,104
Other long-term liabilities (5)	11,985	3,199	2,336	2,696	3,754
Pension and other benefits obligations (6)	206,651	8,323	16,841	16,971	164,516
Total Cleco Holdings	$2,063,658	$68,187	$117,949	$112,160	$1,765,362
Cleco Power
Long-term debt obligations (1)	$2,289,693	$87,000	$396,809	$107,426	$1,698,458
Capital lease obligations (2)	2,483	2,483	—	—	—
Operating lease obligations (3)	20,765	6,505	5,762	5,197	3,301
Purchase obligations (4)	281,353	174,718	103,883	2,165	587
Other long-term liabilities (5)	97,320	16,348	33,348	32,265	15,359
Total Cleco Power	$2,691,614	$287,054	$539,802	$147,053	$1,717,705
Total long-term debt obligations (1)	$4,101,547	$130,173	$483,155	$193,773	$3,294,446
Total capital lease obligations (2)	$2,483	$2,483	$—	$—	$—
Total operating lease obligations (3)	$21,393	$6,820	$6,075	$5,197	$3,301
Total purchase obligations (4)	$313,893	$187,895	$115,996	$8,311	$1,691
Total other long-term liabilities (5)	$109,305	$19,547	$35,684	$34,961	$19,113
Total pension and other benefits obligations (6)	$206,651	$8,323	$16,841	$16,971	$164,516
Total	$4,755,272	$355,241	$657,751	$259,213	$3,483,067

(1) Long-term debt existing as of December 31, 2016, is debt that has a final maturity of January 1, 2018, or later (current maturities of long-term debt are due within one-year). Cleco’s anticipated interest payments related to long-term debt also are included in this category. Scheduled maturities of debt total $17.9 million for 2017 and $2.60 billion for the years thereafter. For more information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Debt” and “— Debt” above.
(2) Capital leases are maintained in the ordinary course of Cleco’s business activities, including leases for barges. For more information regarding these leases, see Item 8, “Financial Statement and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
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

Off-Balance Sheet Commitments and On-Balance Sheet Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and on-balance sheet guarantees, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — “Off-Balance Sheet Commitments and Guarantees.”

CLECO
CLECO POWER	2016 FORM 10-K

Regulatory and Other Matters

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 1% during the three years ended December 31, 2016. Cleco believes inflation at this level does not materially affect its results of operations or financial condition. However, under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates (comprised of base revenue, the FAC revenue, and the EAC revenue) regulated by the LPSC accounted for approximately 85% of Cleco Power’s 2016 and 2015 revenue.

Fuel Rates
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in this audit was $582.6 million. On January 19, 2017, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. Management expects the report to be approved by the LPSC in the second quarter of 2017. Cleco Power currently has FAC filings for 2016 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.

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
On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit was $81.2 million. On December 1, 2016, the LPSC Staff issued its audit report which recommended a disallowance of environmental costs of less than $0.1 million. The report was approved by the LPSC on February 17, 2017. Cleco Power currently has EAC filings for 2016 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.

Base Rates
Cleco Power’s annual retail earnings are subject to the terms of an FRP established by the LPSC. Prior to July 1, 2014, Cleco Power’s FRP allowed a target ROE of 10.7%, while providing the opportunity to earn up to 11.3%. Additionally, 60.0% of retail earnings between 11.3% and 12.3% and all retail earnings over 12.3% were required to be refunded to customers. In April 2013, Cleco Power filed an application with the LPSC to extend its current FRP and to seek rate recovery of the Coughlin transfer. In June 2014, the LPSC approved Cleco Power’s FRP extension, finalized the rate treatment of Coughlin, and issued the implementing order. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power’s retail rates were adjusted based on a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. The capital structure assumes an equity ratio of 51%. The FRP extension includes a mechanism that allows for recovery in base rates, the revenue requirements related to excess amounts of surcredits refunded for storm costs and uncertain tax positions, MISO transition and administration charges, Louisiana state corporate franchise taxes, incremental production operations and maintenance costs, LPSC renewable project costs, and certain capacity costs. It also includes recovery of deferred costs for the previous LPSC fuel audit, biomass pilot project costs, and costs related to filing the FRP extension. The FRP extension also includes a mechanism allowing for recovery of incremental capacity costs above the level included in base rates and allows Cleco Power to request recovery of additional capital project costs during its four-year term. Cleco Power was scheduled to file an application with the LPSC for a new FRP by June 30, 2017. However, as part of the merger approval process, Cleco Power agreed not to file an application for a new FRP or request an increase in base rates until June 30, 2019, with anticipated new rates being effective on July 1, 2020.
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

CLECO
CLECO POWER	2016 FORM 10-K

those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On October 4, 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco anticipates the completion of this agreement in the second quarter of 2017. If the LPSC were to disallow such costs incurred by the utility to be included in retail rates, such disallowance could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For information concerning amounts accrued and refunded by Cleco Power as a result of the FRP and information on the LPSC Staff’s FRP reviews, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Regulation and Rates.”

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

Wholesale Rates of Cleco Power
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. In February 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power. Cleco filed its triennial market power analysis with FERC in January 2015. On March 1, 2016, FERC issued an order finding Cleco’s submittal satisfies its requirements for market-based rate authority regarding both horizontal and vertical market power. Cleco’s next triennial market power analysis is expected to be filed in 2018.

Transmission Rates of Cleco Power
In July 2011, FERC issued Order No. 1000 that reforms the electric transmission planning and cost allocation requirements for public utility transmission providers. The rule builds on the reforms of Order No. 890 and corrects remaining deficiencies with respect to transmission planning processes and cost allocation methods. In 2015, MISO and the SPP made separate filings containing different metrics to meet specific requirements. A compliance determination for both filings has not been made and no timetable is available for when a determination will be made. Until a determination is made, Cleco is unable to determine if this order will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
In February 2015, the second ROE complaint was filed for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. A binding FERC order on the second ROE complaint is expected in the second quarter of 2017.
In November 2014, the MISO transmission owners committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
As of December 31, 2016, Cleco Power had $3.3 million accrued for a reduction to the ROE, including accrued interest. On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For more information about the risks associated with Cleco Power’s participation in MISO, see Part I, Item 1A, “Risk Factors — MISO.”

Transmission and Generation Projects
Cleco Power is involved in several transmission projects, including the Layfield/Messick project, the Cenla Transmission Expansion project, and the Terrebonne to Bayou Vista Transmission project. Cleco Power is also currently involved in the St. Mary’s Clean Energy Center project, which is a proposed waste heat generating unit. For information on these projects, please read “— Overview — Cleco Power.”

CLECO
CLECO POWER	2016 FORM 10-K

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

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that would oversee and regulate the mandatory reliability standards.
The SPP RE conducts a NERC Reliability Standard audit every three years. A NERC Reliability Standard audit was conducted in April 2016. There were three possible violations associated with the April audit. The SPP RE dismissed one possible violation. Cleco Power completed the mitigation plans for the other two possible violations and submitted the information to the SPP RE. The SPP RE and NERC have approved the mitigation plans, and the information has been submitted to FERC. The SPP RE did not pursue any enforcement action in connection with the issues of noncompliance found during the 2016 audit. Furthermore, the SPP RE determined the issues posed a minimal risk to the reliability of the bulk power system; therefore, the issues were eligible for disposition as compliance exceptions. NERC and FERC did not object to the handling of the noncompliance issues as compliance exceptions. No fines will be levied against Cleco Power. Cleco Power’s next audit is scheduled to begin in April 2019. Management is unable to predict the outcome of this audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The SPP RE also conducts a NERC Critical Infrastructure Protection audit every three years. Cleco Power’s NERC Critical Infrastructure Protection audit began on February 13, 2017. Management is unable to predict the outcome of this audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over 11.5 years. In connection with its approval of the Oxbow Lignite Mine acquisition, in 2009, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the recovery of the legacy deferred fuel balance previously authorized. At December 31, 2016, and 2015, Cleco Power had $6.4 million and $8.9 million, respectively, in deferred costs remaining uncollected.

IRP
In accordance with the General Order in LPSC Docket No. R-30021, Cleco Power filed a request with the LPSC to initiate an IRP process in October 2013. The IRP process included the conduct of stakeholder meetings and consideration of feedback provided by stakeholders. Cleco Power filed its IRP with the LPSC in September 2015. Stakeholders filed comments in November 2015. The LPSC Staff filed its comments in December 2015, which included a recommendation that the LPSC accept Cleco Power’s IRP as filed. In April 2016, the LPSC approved Cleco Power’s IRP report, which fostered a collaborative working process for the development of Cleco Power’s long-term resource plan covering the planning period of 2015 through 2034. Cleco Power anticipates filing the next IRP with the LPSC in 2019.

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

CLECO
CLECO POWER	2016 FORM 10-K

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. On April 8, 2016, S&P and Moody’s updated the credit ratings for Cleco Holdings and Cleco Power, taking into consideration the anticipated completion of the Merger. S&P credit ratings were maintained at Cleco Power at BBB+ (stable) and downgraded at Cleco Holdings to BBB- (stable). Moody’s credit ratings were maintained at Cleco Power at A3 (stable) and downgraded at Cleco Holdings to Baa3 (stable). If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by S&P and Moody’s, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.

Interest Rate Risks
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate credit facility with fixed-rate debt. For details, see Item 1, “Notes to the Unaudited Consolidated Financial Statements — Note 7 — Debt.” Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At December 31, 2016, Cleco had no short-term variable-rate debt outstanding. Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At December 31, 2016, Cleco had a $300.0 million long-term variable rate bank term loan outstanding. Amounts outstanding under the bank term loan bear interest at LIBOR plus 1.625%. At December 31, 2016, the all-in rate was 2.265%. Each 1% increase in the all-in interest rate applicable to such debt would result in a decrease in Cleco’s pretax earnings of $3.0 million.

Commodity Price Risks
Management believes Cleco has controls in place to minimize the risks involved in its financial and energy commodity activities. Independent controls over energy commodity functions consist of a middle office (risk management), a back office (accounting), and regulatory compliance staff. All forward commodity positions have established risk limits and are monitored through a daily market report that identifies the VaR, current market conditions, and concentration of energy market positions.
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

CLECO
CLECO POWER	2016 FORM 10-K

positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. There were no open natural gas positions at December 31, 2016. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is currently scheduled to be submitted to the LPSC during the second half of 2017.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco and Cleco Power’s Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Consolidated Statements of Income. At December 31, 2016, Cleco and Cleco Power’s Consolidated Balance Sheets reflected open FTR positions of $7.9 million in Energy risk management assets and $0.2 million in Energy risk management liabilities. For more information on FTRs, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Fair Value Accounting — Commodity Contracts.”

CLECO POWER
Please refer to “— Risk Overview” for a discussion of market risk inherent in Cleco Power’s market risk-sensitive instruments.
Cleco Power may enter into various fixed- and variable-rate debt obligations. For details, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Debt.” Please refer to “— Interest Rate Risks” for a discussion of how Cleco Power monitors its mix of fixed- and variable-rate debt obligations and the manner of calculating changes in fair market value and interest expense of its debt obligations.
At December 31, 2016, Cleco Power had no short- or long-term variable-rate debt.
At December 31, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO
CLECO POWER	2016 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers of
Cleco Corporate Holdings LLC
Pineville, Louisiana

In our opinion, the accompanying consolidated statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Corporate Holdings, LLC and its subsidiaries (the “Company”) as of December 31, 2016 and the results of their operations and their cash flows for the period April 13, 2016 to December 31, 2016 (Successor) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) as of December 31, 2016 and for the period of April 13, 2016 to December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2017

CLECO
CLECO POWER	2016 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers of
Cleco Corporate Holdings LLC
Pineville, Louisiana

In our opinion, the accompanying consolidated statement of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the results of operations and their cash flows for the period January 1, 2016 to April 12, 2016 (Predecessor) for Cleco Corporation and its subsidiaries (the “Company”) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) for the period January 1, 2016 to April 12, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2017

CLECO
CLECO POWER	2016 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers of
Cleco Corporate Holdings LLC
Pineville, Louisiana

We have audited the accompanying consolidated balance sheet of Cleco Corporate Holdings LLC (formerly Cleco Corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for the years ended December 31, 2015 and 2014. Our audits also included the financial statement schedules as of December 31, 2015 and for the years ended December 31, 2015 and 2014 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleco Corporate Holdings LLC and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules as of December 31, 2015 and for the years ended December 31, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 26,2016

CLECO
CLECO POWER	2016 FORM 10-K

CLECO

Consolidated Statements of Income
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Operating revenue
Electric operations	$802,592	$281,154	$1,142,389	$1,225,960
Other operations	51,562	19,080	69,186	67,055
Gross operating revenue	854,154	300,234	1,211,575	1,293,015
Electric customer credits	(1,149)	(364)	(2,173)	(23,530)
Operating revenue, net	853,005	299,870	1,209,402	1,269,485
Operating expenses
Fuel used for electric generation	250,142	96,378	373,117	322,696
Power purchased for utility customers	92,337	27,249	130,095	242,219
Other operations	90,313	33,563	127,410	117,369
Maintenance	63,944	29,813	88,137	98,999
Depreciation and amortization	109,739	44,076	149,579	146,505
Taxes other than income taxes	35,543	14,611	49,134	43,924
Merger transaction and commitment costs	174,696	34,912	4,591	17,848
Gain on sales of assets	—	(1,095)	—	(6,107)
Total operating expenses	816,714	279,507	922,063	983,453
Operating income	36,291	20,363	287,339	286,032
Interest income	840	265	895	1,768
Allowance for equity funds used during construction	3,735	723	3,063	5,380
Other income	3,350	870	1,443	4,790
Other expense	(1,385)	(590)	(3,376)	(2,509)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	90,852	22,330	78,877	75,186
Allowance for borrowed funds used during construction	(1,086)	(207)	(886)	(1,580)
Total interest charges	89,766	22,123	77,991	73,606
(Loss) income before income taxes	(46,935)	(492)	211,373	221,855
Federal and state income tax (benefit) expense	(22,822)	3,468	77,704	67,116
Net (loss) income	$(24,113)	$(3,960)	$133,669	$154,739
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Net (loss) income	$(24,113)	$(3,960)	$133,669	$154,739
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $938, $367, and $3,670 and tax benefit of $4,378, respectively)	1,500	587	5,869	(7,001)
Net gain on cash flow hedges (net of tax expense of $0, $37, $132, and $132, respectively)	—	60	211	212
Total other comprehensive income (loss), net of tax	1,500	647	6,080	(6,789)
Comprehensive (Ioss) income, net of tax	$(22,613)	$(3,313)	$139,749	$147,950
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO

Consolidated Balance Sheets
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Assets
Current assets
Cash and cash equivalents	$23,077	$68,246
Restricted cash and cash equivalents	23,084	9,263
Customer accounts receivable (less allowance for doubtful accounts of $7,199 in 2016 and $2,674 in 2015)	56,780	43,255
Other accounts receivable	19,778	27,677
Unbilled revenue	34,268	33,995
Fuel inventory, at average cost	46,410	72,838
Materials and supplies, at average cost	81,818	76,731
Energy risk management assets	7,884	7,673
Accumulated deferred fuel	20,787	12,910
Cash surrender value of company-/trust-owned life insurance policies	77,225	73,823
Prepayments	7,813	7,883
Regulatory assets	26,803	14,117
Other current assets	1,315	448
Total current assets	427,042	448,859
Property, plant, and equipment
Property, plant, and equipment	3,476,581	4,661,212
Accumulated depreciation	(75,816)	(1,536,158)
Net property, plant, and equipment	3,400,765	3,125,054
Construction work in progress	78,577	66,509
Total property, plant, and equipment, net	3,479,342	3,191,563
Equity investment in investee	18,672	16,822
Goodwill	1,490,797	—
Prepayments	4,731	4,542
Restricted cash and cash equivalents	23,410	16,195
Regulatory assets - deferred taxes, net	237,449	236,941
Regulatory assets	454,644	284,689
Net investment in direct financing lease	13,420	13,464
Intangible assets	142,634	74,963
Tax credit fund investment, net	11,888	13,741
Other deferred charges	39,115	21,575
Total assets	$6,343,144	$4,323,354
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2016 FORM 10-K

CLECO

Consolidated Balance Sheets
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Liabilities and member’s equity/shareholders’ equity
Liabilities
Current liabilities
Long-term debt due within one year	$19,715	$19,421
Accounts payable	112,087	93,822
Customer deposits	56,599	55,233
Provision for rate refund	3,974	2,696
Provision for merger commitments	14,371	—
Taxes payable	3,942	2,573
Interest accrued	14,783	7,814
Energy risk management liabilities	201	275
Regulatory liabilities - other	—	312
Deferred compensation	11,654	10,156
Other current liabilities	14,850	14,277
Total current liabilities	252,176	206,579
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,033,055	925,103
Accumulated deferred investment tax credits	2,751	3,245
Postretirement benefit obligations	223,003	205,036
Restricted storm reserve	17,385	16,177
Other deferred credits	29,440	24,670
Total long-term liabilities and deferred credits	1,305,634	1,174,231
Long-term debt, net	2,738,571	1,267,703
Total liabilities	4,296,381	2,648,513
Commitments and contingencies (Note 15)
Member’s equity/Shareholders’ equity
Member’s equity/Common shareholders’ equity
Membership interest/Common stock(1)	2,069,376	456,412
(Accumulated deficit)/Retained earnings	(24,113)	1,245,014
Accumulated other comprehensive income (loss)	1,500	(26,585)
Total member’s equity/common shareholders’ equity	2,046,763	1,674,841
Total liabilities and member’s equity/shareholders’ equity	$6,343,144	$4,323,354
(1)At December 31, 2015, shareholders’ equity included $418.5 million of premium on common stock, $61.1 million of common stock, and $23.2 million of treasury stock. At December 31, 2015, Cleco had 100,000,000 shares of common stock authorized, 61,058,918 shares of common stock issued, and 60,482,468 shares of common stock outstanding, par value $1 per share. At December 31, 2015, Cleco had 576,450 shares of treasury stock.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Operating activities
Net (loss) income	$(24,113)	$(3,960)	$133,669	$154,739
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	141,544	45,869	156,211	156,590
Gain on sales of assets	—	(1,095)	—	(6,224)
Provision for doubtful accounts	4,473	1,212	3,464	2,994
Unearned compensation expense	1,147	3,276	6,344	6,545
Allowance for equity funds used during construction	(3,735)	(723)	(3,063)	(5,380)
Net deferred income taxes	(21,053)	2,219	74,103	63,597
Deferred fuel costs	(8,192)	977	9,899	(11,558)
Cash surrender value of company-/trust-owned life insurance	(2,561)	(840)	950	(3,616)
Provision for merger commitments	21,964	—	—	—
Changes in assets and liabilities
Accounts receivable	(21,537)	(1,865)	(13,656)	11,556
Unbilled revenue	(837)	563	4,481	(7,310)
Fuel inventory and materials and supplies	2,880	19,312	(13,698)	(12,147)
Prepayments	(2,514)	2,395	2,750	27
Accounts payable	5,183	8,348	(25,294)	4,481
Customer deposits	7,333	3,342	12,162	14,960
Postretirement benefit obligations	3,750	9,746	14,173	8,864
Regulatory assets and liabilities, net	13,750	5,178	18,793	(777)
Other deferred accounts	(28,010)	6,878	(17,454)	(14,691)
Taxes accrued	(24,210)	10,820	(831)	(22,685)
Interest accrued	(11,104)	17,909	(1,024)	(3,519)
Deferred compensation	(799)	(793)	(1,166)	332
Other operating	(2,037)	1,012	209	(1,609)
Net cash provided by operating activities	51,322	129,780	361,022	335,169
Investing activities
Additions to property, plant, and equipment	(144,444)	(42,392)	(156,819)	(207,636)
Allowance for equity funds used during construction	3,735	723	3,063	5,380
Proceeds from sale of property	766	1,932	—	9,316
Reimbursement for property loss	3,159	53	—	191
Contributions to equity investment in investee	—	(2,450)	(2,290)	—
Premiums paid on trust-owned life insurance	—	—	(3,607)	(2,831)
Return of equity investment in tax credit fund	901	476	2,128	2,579
Contributions to tax credit fund	—	—	(9,966)	(55,315)
Transfer of cash (to) from restricted accounts, net	(25,884)	4,847	(1,341)	(10,097)
Sale of restricted investments	—	—	—	11,138
Maturity of restricted investments	—	—	—	1,458
Other investing	622	—	881	(697)
Net cash used in investing activities	(161,145)	(36,811)	(167,951)	(246,514)
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2016 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Financing activities
Draws on credit facility	15,000	3,000	120,000	254,000
Payments on credit facility	(15,000)	(10,000)	(163,000)	(202,000)
Issuances of long-term debt	1,680,000	—	75,000	—
Repayments of long-term debt	(1,668,268)	(8,546)	(100,824)	(14,876)
Repurchase of common stock	—	—	—	(12,449)
Payment of financing costs	(8,655)	(43)	(693)	(71)
Dividends paid on common stock	(572)	(24,579)	(97,283)	(95,044)
Contribution from member	100,720	—	—	—
Distributions to member	(88,765)	—	—	—
Other financing	(1,890)	(717)	(2,448)	(2,448)
Net cash provided by (used in) financing activities	12,570	(40,885)	(169,248)	(72,888)
Net (decrease) increase in cash and cash equivalents	(97,253)	52,084	23,823	15,767
Cash and cash equivalents at beginning of period	120,330	68,246	44,423	28,656
Cash and cash equivalents at end of period	$23,077	$120,330	$68,246	$44,423

Supplementary cash flow information
Interest paid, net of amount capitalized	$116,496	$2,478	$74,349	$74,515
Income taxes paid (refunded), net	$4,263	$(481)	$1,434	$15,286
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$17,599	$10,619	$7,313	$12,325
Non-cash additions to property, plant, and equipment - ARO	$—	$—	$184	$4,400
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO

Consolidated Statements of Changes in Equity
(THOUSANDS)	COMMON STOCK/(1) MEMBERSHIP INTEREST	RETAINED EARNINGS/ (ACCUMULATED DEFICIT)	AOCI	TOTAL SHAREHOLDERS’/ MEMBER’S EQUITY
PREDECESSOR
Balances, Dec. 31, 2013	$463,070	$1,149,003	$(25,876)	$1,586,197
Common stock issued for compensatory plans	602	—	—	602
Repurchase of common stock	(12,449)	—	—	(12,449)
Dividends on common stock, $1.5625 per share	—	(95,030)	—	(95,030)
Net income	—	154,739	—	154,739
Other comprehensive loss, net of tax	—	—	(6,789)	(6,789)
Balances, Dec. 31, 2014	$451,223	$1,208,712	$(32,665)	$1,627,270
Common stock issued for compensatory plans	5,189	—	—	5,189
Dividends on common stock, $1.60 per share	—	(97,367)	—	(97,367)
Net income	—	133,669	—	133,669
Other comprehensive income, net of tax	—	—	6,080	6,080
Balances, Dec. 31, 2015	$456,412	$1,245,014	$(26,585)	$1,674,841
Common stock issued for compensatory plans	(1,277)	—	—	(1,277)
Dividends on common stock, $0.40 per share	—	(24,190)	—	(24,190)
Net loss	—	(3,960)	—	(3,960)
Other comprehensive income, net of tax	—	—	647	647
Balances, Apr. 12, 2016	$455,135	$1,216,864	$(25,938)	$1,646,061
SUCCESSOR
Balances, Apr. 13, 2016(2)	$2,158,141	$—	$—	$2,158,141
Distributions to member	(88,765)	—	—	(88,765)
Net loss	—	(24,113)	—	(24,113)
Other comprehensive income, net of tax	—	—	1,500	1,500
Balances, Dec. 31, 2016	$2,069,376	$(24,113)	$1,500	$2,046,763
(1)At April 12, 2016, December 31, 2015, and December 31, 2014, shareholders’ equity of the predecessor company included $61.1 million of common stock. At December 31, 2013, shareholders’ equity of the predecessor company included $61.0 million of common stock. At April 12, 2016, December 31, 2015, December 31, 2014, and December 31, 2013, shareholders’ equity of the predecessor company included premium on common stock of $414.6 million, $418.5 million, $415.5 million, and $422.6 million, respectively. At April 12, 2016, December 31, 2015, December 31, 2014, and December 31, 2013, shareholders’ equity of the predecessor company included treasury stock of $20.5 million, $23.2 million, $25.3 million, and $20.6 million, respectively.
(2)The April 13, 2016, beginning balance of the successor company differs from the April 12, 2016, ending balances of the predecessor company due to acquisition accounting adjustments related to the Merger.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC
Pineville, Louisiana

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cleco Power, LLC and its subsidiaries (the “Company”) as of December 31, 2016 and, and the results of their operations and their cash flows for the period January 1, 2016 to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2017

CLECO
CLECO POWER	2016 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC
Pineville, Louisiana

We have audited the accompanying consolidated balance sheet of Cleco Power LLC and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in member’s equity, and cash flows for the years ended December 31, 2015 and 2014. Our audits also included the financial statement schedule for the years ended December 31, 2015 and 2014 listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cleco Power LLC and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 26, 2016

CLECO
CLECO POWER	2016 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Operating revenue
Electric operations	$1,091,229	$1,142,389	$1,225,960
Other operations	68,573	67,109	64,893
Affiliate revenue	884	1,142	1,326
Gross operating revenue	1,160,686	1,210,640	1,292,179
Electric customer credits	(1,513)	(2,173)	(23,530)
Operating revenue, net	1,159,173	1,208,467	1,268,649
Operating expenses
Fuel used for electric generation	346,520	373,117	322,696
Power purchased for utility customers	119,586	130,095	247,686
Other operations	125,892	128,697	116,664
Maintenance	93,340	87,416	96,054
Depreciation and amortization	146,142	147,839	144,026
Taxes other than income taxes	48,287	47,102	41,812
Merger commitment costs	151,501	—	—
Gain on sales of assets	(1,095)	—	(4)
Total operating expenses	1,030,173	914,266	968,934
Operating income	129,000	294,201	299,715
Interest income	860	725	1,707
Allowance for equity funds used during construction	4,458	3,063	5,380
Other income	1,601	1,764	1,483
Other expense	(1,976)	(2,549)	(2,322)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	77,739	77,446	76,253
Allowance for borrowed funds used during construction	(1,293)	(886)	(1,580)
Total interest charges	76,446	76,560	74,673
Income before income taxes	57,497	220,644	231,290
Federal and state income tax expense	18,369	79,294	76,974
Net income	$39,128	$141,350	$154,316
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Net income	$39,128	$141,350	$154,316
Other comprehensive income (loss), net of tax:
Postretirement benefits gain (loss) (net of tax expense of $2,163 and tax benefit of $9 and $1,453, respectively)	3,459	(15)	(2,323)
Net gain on cash flow hedges (net of tax expense of $132 in each year)	211	211	212
Total other comprehensive income (loss), net of tax	3,670	196	(2,111)
Comprehensive income, net of tax	$42,798	$141,546	$152,205
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Assets
Utility plant and equipment
Property, plant, and equipment	$4,790,565	$4,645,698
Accumulated depreciation	(1,618,241)	(1,525,298)
Net property, plant, and equipment	3,172,324	3,120,400
Construction work in progress	77,306	66,069
Total utility plant and equipment, net	3,249,630	3,186,469
Current assets
Cash and cash equivalents	21,482	65,705
Restricted cash and cash equivalents	23,084	9,263
Customer accounts receivable (less allowance for doubtful accounts of $7,199 in 2016 and $2,674 in 2015)	56,780	43,255
Accounts receivable - affiliate	1,406	1,908
Other accounts receivable	19,457	27,553
Taxes receivable, net	12,490	—
Unbilled revenue	34,268	33,995
Fuel inventory, at average cost	46,410	72,838
Materials and supplies, at average cost	81,818	76,731
Energy risk management assets	7,884	7,673
Accumulated deferred fuel	20,787	12,910
Cash surrender value of company-owned life insurance policies	20,018	20,003
Prepayments	5,892	6,309
Regulatory assets	17,721	14,117
Other current assets	577	337
Total current assets	370,074	392,597
Equity investment in investee	18,672	16,822
Prepayments	4,731	4,542
Restricted cash and cash equivalents	23,389	16,174
Regulatory assets - deferred taxes, net	237,449	236,941
Regulatory assets	268,016	284,689
Intangible asset	58,473	74,963
Other deferred charges	37,014	20,140
Total assets	$4,267,448	$4,233,337
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2016 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Liabilities and member’s equity
Member’s equity	$1,535,202	$1,552,404
Long-term debt, net	1,235,056	1,234,039
Total capitalization	2,770,258	2,786,443
Current liabilities
Long-term debt due within one year	19,715	19,421
Accounts payable	101,874	88,235
Accounts payable - affiliate	7,190	6,598
Customer deposits	56,599	55,233
Provision for rate refund	3,974	2,696
Provision for merger commitments	14,371	—
Taxes payable	—	17,045
Interest accrued	7,141	7,813
Energy risk management liabilities	201	275
Regulatory liabilities - other	—	312
Other current liabilities	9,951	10,078
Total current liabilities	221,016	207,706
Commitments and contingencies (Note 15)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,068,592	1,043,531
Accumulated deferred investment tax credits	2,751	3,245
Postretirement benefit obligations	159,107	152,152
Restricted storm reserve	17,385	16,177
Other deferred credits	28,339	24,083
Total long-term liabilities and deferred credits	1,276,174	1,239,188
Total liabilities and member’s equity	$4,267,448	$4,233,337
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Operating activities
Net income	$39,128	$141,350	$154,316
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	152,978	152,833	151,252
Gain on sales of assets	(1,095)	—	(346)
Provision for doubtful accounts	5,512	2,986	1,994
Unearned compensation expense	1,572	2,000	2,004
Allowance for equity funds used during construction	(4,458)	(3,063)	(5,380)
Net deferred income taxes	20,492	43,675	82,315
Deferred fuel costs	(7,215)	9,899	(11,558)
Provision for merger commitments	21,964	—	—
Changes in assets and liabilities
Accounts receivable	(23,306)	(13,681)	11,689
Accounts and notes receivable, affiliate	2,612	6,195	709
Unbilled revenue	(274)	4,481	(7,310)
Fuel inventory and materials and supplies	22,192	(13,698)	(12,114)
Accounts payable	9,140	(20,575)	5,459
Accounts and notes payable, affiliate	(3,639)	(3,990)	(2,749)
Customer deposits	10,675	12,162	14,960
Postretirement benefit obligations	5,076	7,405	4,963
Regulatory assets and liabilities, net	17,506	18,793	(777)
Other deferred accounts	(21,818)	(15,991)	(10,798)
Taxes accrued	(29,535)	36,287	(26,373)
Interest accrued	(671)	(1,412)	(4,364)
Other operating	(1,079)	882	(820)
Net cash provided by operating activities	215,757	366,538	347,072
Investing activities
Additions to property, plant, and equipment	(186,143)	(156,357)	(206,607)
Allowance for equity funds used during construction	4,458	3,063	5,380
Proceeds from sale of property	2,698	—	—
Reimbursement for property loss	3,212	—	—
Contributions to equity investment in investee	(2,450)	(2,290)	—
Transfer of cash to restricted accounts, net	(21,037)	(1,341)	(10,097)
Sale of restricted investments	—	—	11,138
Maturity of restricted investments	—	—	1,458
Other investing	622	881	2,153
Net cash used in investing activities	(198,640)	(156,044)	(196,575)
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2016 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Financing activities
Draws on credit facility	15,000	63,000	157,000
Payments on credit facility	(15,000)	(83,000)	(157,000)
Issuances of long-term debt	330,000	75,000	—
Repayments of long-term debt	(326,814)	(100,824)	(14,876)
Contribution from parent	50,000	—	—
Distributions to parent	(110,000)	(135,000)	(115,000)
Other financing	(4,526)	(3,127)	(2,514)
Net cash used in financing activities	(61,340)	(183,951)	(132,390)
Net (decrease) increase in cash and cash equivalents	(44,223)	26,543	18,107
Cash and cash equivalents at beginning of period	65,705	39,162	21,055
Cash and cash equivalents at end of period	$21,482	$65,705	$39,162

Supplementary cash flow information
Interest paid, net of amount capitalized	$92,585	$74,219	$74,326
Income taxes (refunded) paid, net	$(485)	$(27)	$257
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$16,755	$7,249	$12,225
Non-cash additions to property, plant, and equipment - ARO	$—	$184	$4,400
Non-cash additions to property, plant, and equipment - Coughlin	$—	$—	$176,244
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2013	$1,385,750	$(15,177)	$1,370,573
Other comprehensive loss, net of tax	—	(2,111)	(2,111)
Non-cash contributions from parent	138,080	—	138,080
Distributions to parent	(115,000)	—	(115,000)
Net income	154,316	—	154,316
Balances, Dec. 31, 2014	$1,563,146	$(17,288)	$1,545,858
Other comprehensive income, net of tax	—	196	196
Distributions to parent	(135,000)	—	(135,000)
Net income	141,350	—	141,350
Balances, Dec. 31, 2015	$1,569,496	$(17,092)	$1,552,404
Other comprehensive income, net of tax	—	3,670	3,670
Contribution from parent	50,000	—	50,000
Distributions to parent	(110,000)	—	(110,000)
Net income	39,128	—	39,128
Balances, Dec. 31, 2016	$1,548,624	$(13,422)	$1,535,202
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Business Combinations	Cleco
Note 4	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 5	Jointly Owned Generation Units	Cleco and Cleco Power
Note 6	Fair Value Accounting	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Common Stock	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Disclosures about Segments	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Operating Leases	Cleco and Cleco Power
Note 15	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 16	Affiliate Transactions	Cleco and Cleco Power
Note 17	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 18	Coughlin Transfer	Cleco and Cleco Power
Note 19	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 20	Miscellaneous Financial Information (Unaudited)	Cleco and Cleco Power

Notes to the Financial Statements

Note 1 — The Company

General
Cleco Holdings is a holding company composed of the following:

•
Cleco Power, a regulated electric utility subsidiary, which owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 288,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity that is consolidated with Cleco Power in its financial statements.

•
Midstream is a wholesale energy subsidiary, regulated by FERC, which owns Evangeline. Prior to March 15, 2014, Evangeline owned Coughlin and its two generating units with a total nameplate capacity of 775 MW. On March 15, 2014, Coughlin was transferred from Evangeline to Cleco Power.

•	Cleco’s other operations consist of a holding company, two transmission interconnection facility subsidiaries, a shared services subsidiary, and an investment subsidiary.

On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. As a result, Cleco Corporation is presented as the predecessor entity and Cleco Holdings is presented as the successor entity. For more information on the Merger, see Note 3 — “Business Combinations.”

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

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill will be assessed annually or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. If the fair value of Cleco is less than the carrying value, a full valuation of Cleco’s assets and liabilities, conducted as though Cleco were a newly acquired business, would occur. For more information on goodwill, see Note 17 — “Intangible Assets and Goodwill.”

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

CLECO
CLECO POWER	2016 FORM 10-K

there are events or circumstances that indicate that an impairment analysis should be performed. If such an event or circumstance occurs, intangible impairment testing will be performed prior to goodwill impairment testing. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. For more information on intangible assets, see Note 17 — “Intangible Assets and Goodwill.”

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

Regulation
Cleco Power is subject to regulation by FERC and the LPSC. Cleco Power complies with the accounting policies and practices prescribed by its regulatory commissions. Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC. Rates for wholesale power sales are based on market-based rates, pending FERC review of Cleco Power’s generation market power analysis. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Pursuant to this regulatory approval, Cleco has recorded regulatory assets and liabilities.
Any future plan adopted by the LPSC for purposes of transitioning utilities from LPSC regulation to retail competition may affect the regulatory assets and liabilities recorded by Cleco if the criteria for the application of the authoritative guidelines for industry regulated operations cannot continue to be met. At this time, Cleco cannot predict whether any legislation or regulation affecting Cleco will be enacted or adopted and, if enacted, what form such legislation or regulation may take.
For more information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 4 — “Regulatory Assets and Liabilities.”

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
In April 2015, the EPA published the final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants under Subtitle D of the Resource Conservation and Recovery Act. The Subtitle D option will regulate CCRs in a manner similar to industrial solid waste. The final rule does not require expensive synthetic lining of existing impoundments. At December 31, 2015, based on management’s best estimate of the retirement costs related to this ruling, Cleco Power recorded a $1.0 million increase to its ARO for the retirement of certain ash disposal facilities. All costs of the CCR rule are expected to be recovered from customers in future rates. The actual asset retirement costs related to the CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Cleco Power will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As this additional information becomes available, Cleco Power will update the ARO balance for these changes in estimates. At December 31, 2016, management’s analysis confirmed that no additional adjustments were needed to update Cleco Power’s ARO balance.
For more information on Cleco Power’s current AROs, see Note 4 — “Regulatory Assets and Liabilities — AROs.”

Property, Plant, and Equipment
Property, plant, and equipment consists primarily of regulated utility generation and energy transmission and distribution assets. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the assets. For information on jointly owned assets, see Note 5 — “Jointly Owned Generation Units.”
Most of the carrying values of Cleco’s assets were determined to be stated at fair value at the Merger date, considering that most of these assets are subject to regulation by the LPSC and FERC. A fair value adjustment was made to record the stepped-up basis for the Coughlin assets, since Cleco Power is able to earn a return on and recover these costs from customers. At the date of the Merger, the gross balance of fixed depreciable assets at Cleco was adjusted to be net of accumulated depreciation, as no accumulated depreciation existed on the date of the Merger. Since pushdown accounting was not elected at the Cleco Power level, Cleco Power retained its accumulated depreciation. For more information about merger related adjustments to property, plant, and equipment, see Note 3 — “Business Combinations.”
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. The amounts of unamortized computer software costs at December 31, 2016, and 2015 were $10.0 million and

CLECO
CLECO POWER	2016 FORM 10-K

$12.5 million, respectively. Amortization of capitalized computer software costs charged to expense in Cleco and Cleco Power’s Statements of Income for the years ending December 31, 2016, 2015, and 2014 is shown in the following tables:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Amortization	$2,351	$921	$2,194	$1,397

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Amortization	$2,405	$1,718	$1,096

Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power for both 2016 and 2015 was 2.68%. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power for 2014 was 2.66%.
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

CATEGORY	YEARS
Utility Plants
Production	10	–	95
Distribution	15	–	50
Transmission	5	–	55
Other utility plant	5	–	45
Other property, plant, and equipment	5	–	45

At December 31, 2016, and 2015, Cleco and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Utility plants
Production	$1,866,601	$2,385,345
Distribution	955,126	1,350,475
Transmission	503,996	665,338
Other utility plant	146,976	244,540
Other property, plant, and equipment	3,882	15,514
Total property, plant, and equipment	3,476,581	4,661,212
Accumulated depreciation	(75,816)	(1,536,158)
Net property, plant, and equipment	$3,400,765	$3,125,054

Cleco Power
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Regulated utility plants
Production	$2,406,572	2,385,345
Distribution	1,405,703	1,350,475
Transmission	719,052	665,338
Other utility plant	259,238	244,540
Total property, plant, and equipment	4,790,565	4,645,698
Accumulated depreciation	(1,618,241)	(1,525,298)
Net property, plant, and equipment	$3,172,324	$3,120,400

During 2016, Cleco Power’s regulated utility property, plant, and equipment increased primarily due to the Cenla Transmission Expansion project, the Layfield/Messick project, and general rehabilitation of transmission, distribution, and generation assets.
Cleco Power’s property, plant, and equipment includes plant acquisition adjustments related primarily to the acquisition of Acadia Unit 1 in 2010 and Teche in 1997. Accumulated amortization associated with the plant acquisition adjustments are reported in accumulated depreciation on Cleco Power’s Consolidated Balance Sheets. The plant acquisition adjustments and accumulated amortization reported in property, plant, and equipment and accumulated depreciation on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2016, and 2015 are shown in the following tables:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Acadia Unit 1
Plant acquisition adjustment	$76,116	$95,578
Accumulated amortization	(2,287)	(18,567)
Net plant acquisition adjustment	$73,829	$77,011
Teche and other
Plant acquisition adjustment	$544	$5,271
Accumulated amortization	(183)	(4,655)
Net plant acquisition adjustment	$361	$616

Cleco Power
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Accumulated amortization	(21,749)	(18,567)
Net plant acquisition adjustment	$73,829	$77,011
Teche and other
Plant acquisition adjustment	$5,271	$5,271
Accumulated amortization	(4,910)	(4,655)
Net plant acquisition adjustment	$361	$616

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2016, and 2015, Cleco Power had deferred $5.0 million and $4.6 million, respectively, for projects that are in the initial stages of development. These amounts are classified as Other deferred charges on Cleco Power’s Consolidated Balance Sheets.

CLECO
CLECO POWER	2016 FORM 10-K

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

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. At December 31, 2016, and 2015, the balance of the allowance for doubtful accounts was $7.2 million and $2.7 million, respectively. The increase in allowance for doubtful accounts is primarily due to a reserve related to a potential industrial customer. There was no off-balance sheet credit exposure related to Cleco’s customers.

Financing Receivables
At December 31, 2016, Cleco, through Perryville and Attala, had a combined net investment in direct financing lease long-term assets of $13.5 million. The net investment at December 31, 2015, was also $13.5 million. Each subsidiary leases its respective transmission assets to a single counterparty. Both counterparties are considered credit worthy and are expected to pay their obligations when due, thus, no allowance for credit loss has been recognized. Management bases this assessment on the following common factors of each counterparty:

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

Management monitors both entities for indication of adverse actions by their respective public service commissions and market conditions which would indicate an inability to pay their obligations under the direct financing leases when due. Since the inception of the agreements, each counterparty has paid their respective obligations when due, and at December 31, 2016, and 2015, no amounts were past due.

Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to transmission and distribution lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco maintains an LPSC-approved funded storm reserve.
Cleco Power also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims that do not meet the limits to be covered by insurance, Cleco Power maintains reserves. At December 31, 2016, and 2015, the general liability and workers compensation reserves together were $4.6 million and $5.5 million, respectively.
Additionally, Cleco maintains directors and officers insurance to protect managers from claims which may arise from their decisions and actions taken within the scope of their regular duties.

Cash Equivalents
Cleco considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general company purposes.
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$9,213	$9,263
Cleco Power’s charitable contributions	1,200	—
Cleco Power’s rate credit escrow	12,671	—
Total current	23,084	9,263
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,379	16,174
Cleco Power’s charitable contributions	4,179	—
Cleco Power’s rate credit escrow	1,831	—
Total non-current	23,410	16,195
Total restricted cash and cash equivalents	$46,494	$25,458

CLECO
CLECO POWER	2016 FORM 10-K

Cleco Power
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Current
Cleco Katrina/Rita’s storm recovery bonds	$9,213	$9,263
Charitable contributions	1,200	—
Rate credit escrow	12,671	—
Total current	23,084	9,263
Non-current
Future storm restoration costs	17,379	16,174
Charitable contributions	4,179	—
Rate credit escrow	1,831	—
Total non-current	23,389	16,174
Total restricted cash and cash equivalents	$46,473	$25,437

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2015, to 2016 was due to Cleco Katrina/Rita collecting $21.2 million net of administration fees, partially offset by bond and interest payments. In March and September 2016, Cleco Katrina/Rita used $8.5 million and $8.3 million, respectively, for scheduled storm recovery bond principal payments and $2.3 million and $2.1 million, respectively, for related interest payments.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. On April 25, 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and deposited the rate credit funds into an escrow account. On April 28, 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of December 31, 2016, $0.6 million of the charitable contributions and $121.5 million of the rate credits had been remitted from restricted cash.

Equity Investments
Cleco and Cleco Power account for investments in unconsolidated affiliated companies using the equity method of accounting. The amounts reported on Cleco and Cleco Power’s Consolidated Balance Sheets represent assets contributed by Cleco or Cleco Power, plus their share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate. The revenues and expenses (excluding income taxes) of these affiliates are netted and reported on one line item as equity income from investees on Cleco and Cleco Power’s Consolidated Statements of Income.
Cleco evaluates for impairments of equity method investments at each balance sheet date to determine if events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2016, 2015, or 2014. For more information on Cleco’s equity investments, see Note 13 — “Variable Interest Entities.”

Income Taxes
Cleco accounts for income taxes under the asset and liability method. Cleco provides for federal and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are classified as non-current on Cleco and Cleco Power’s Consolidated Balance Sheets. Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. Cleco files a federal income tax return for all wholly owned subsidiaries. Cleco Power computes its federal and state income taxes as if it were a stand-alone taxpayer. The LPSC generally requires Cleco Power to flow the effects of state income taxes to customers immediately. The LPSC specifically requires that the state tax benefits associated with the deductions related to certain storm damages be normalized. For more information on income taxes, see Note 10 — “Income Taxes.”

Investment Tax Credits
Investment tax credits, which were deferred for financial statement purposes, are amortized as a reduction to income tax expense over the estimated service lives of the properties that gave rise to the credits.

NMTC Fund
In 2008, Cleco Holdings and US Bancorp Community Development Corporation (USBCDC) formed the NMTC Fund. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The gross investment amortization expense of the NMTC Fund will be recognized over a over a ten-year period, with two years remaining under the new amendment, using the cost method. The grants received under Section 1603, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.
For more information, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — NMTC Fund.”

Accounting for Renewable Energy Tax Credits and Grants Under the ARRA
Cleco and the NMTC Fund have elected to receive cash grants under the ARRA for investments in various projects. Cleco has elected to reduce the carrying value of the qualifying assets as cash grants are received, which will reduce the amount of depreciation expense recognized after

CLECO
CLECO POWER	2016 FORM 10-K

the underlying assets are placed in service. Certain cash grants also reduce the tax basis of the underlying assets. Grants received via the NMTC Fund reduce the carrying value of the investment for GAAP, but do not reduce the income tax basis of the investment.

Debt Issuance Costs, Premiums, and Discounts
Issuance costs, premiums, and discounts applicable to debt securities are amortized to interest expense ratably over the lives of the related issuances. Expenses and call premiums related to refinanced Cleco Power debt are deferred and amortized over the life of the new issuance. Debt issuance costs, premiums, and discounts are presented as a direct deduction from the carrying value of the related debt liability.

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

Other Operations Revenue
Other operations revenue is recognized at the time products or services are provided to and accepted by customers, and collectability is reasonably assured.

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

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 11.94% on a pretax basis (7.39% net of tax) for 2016, 11.46% on a pretax basis (7.09% net of tax) for 2015, and 10.46% on a pretax basis (6.47% net of tax) for 2014.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes. For more information about fair value levels, see Note 6 — “Fair Value Accounting.”

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is currently scheduled to be submitted to the LPSC in the second half of 2017. There were no open natural gas positions at December 31, 2016, or 2015.
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

CLECO
CLECO POWER	2016 FORM 10-K

end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Consolidated Statements of Income. At December 31, 2016, Cleco Power’s Consolidated Balance Sheets reflected the fair value of open FTR positions of $7.9 million in Energy risk management assets and $0.2 million in Energy risk management liabilities, compared to $7.7 million in Energy risk management assets and $0.3 million in Energy risk management liabilities at December 31, 2015. For more information on FTRs, see Note 6 — “Fair Value Accounting — Commodity Contracts.”
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
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For the years ended December 31, 2016, and 2015, Cleco did not enter into any contracts to mitigate the volatility in interest rate risk.

Stock-Based Compensation
For information on Cleco’s stock-based compensation, see Note 8 — “Common Stock — Stock-Based Compensation.”

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
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity must identify the performance obligations in a contract and the transaction price, and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require extensive disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. Additional disclosure requirements include disaggregated revenue, reconciliation of contract balances, the entity’s performance obligations, significant judgments used, costs to obtain or fulfill a contract and the use of practical expedients. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Cleco does not plan to early adopt the amended guidance. Reporting entities have the option of using either a full retrospective or a modified retrospective approach. Under the full retrospective approach, companies will apply rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the modified retrospective approach, companies will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules. Cleco intends to implement the amended guidance using the modified retrospective approach.
Upon initial evaluation, key changes in the standard that management is assessing for potential areas of impact include accounting for contract modifications, contracts with pricing provisions that may require it to recognize revenue at prices other than the contract price (e.g., straight-line or estimated future market prices), accounting for contributions in aid of construction, and the ability to recognize revenue in situations where collectability is in question. Management will continue to evaluate the impact of this guidance, including additional clarifying amendments issued following the date of initial issuance. The amended guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In August 2014, FASB amended the guidance for the presentation and disclosure of uncertainties about an entity’s ability to continue as a going concern. The amended guidance requires management to evaluate whether there is substantial doubt about its ability to continue as a going concern. The guidance provides that management should consider relevant conditions or events that are known or reasonably known on the date the financial statements are issued. If substantial doubt exists, then the principle events giving rise to the substantial doubt and management’s plans to alleviate those doubts should be disclosed. The adoption of this guidance is effective for annual reporting periods ending after December 15, 2016, and for interim periods thereafter. Management’s evaluation of Cleco’s ability to continue as a going concern concluded that substantial doubt does not exist. The adoption of this guidance will not have an impact on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO
CLECO POWER	2016 FORM 10-K

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
In October 2016, FASB amended the income tax guidance related to intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. Management is evaluating the impact that the

CLECO
CLECO POWER	2016 FORM 10-K

adoption of this guidance will have on the result of operations, financial condition, or cash flows of the Registrants.
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
In November 2016, FASB amended guidance for certain cash flow issues. The amended guidance requires that a statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance is effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
In January 2017, FASB amended the accounting guidance to simplify the measurement of a goodwill impairment loss. The amended guidance eliminates step two of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, a goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.

Note 3 — Business Combinations
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the Merger, each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger.

Regulatory Matters
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits, a $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED, $6.0 million of charitable contributions to be disbursed over five years, and $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years. These commitment costs were accrued on April 13, 2016, and are included in Merger transaction and commitment costs and Merger commitment costs on Cleco and Cleco Power’s Consolidated Statements of Income, respectively. In addition, the Merger Commitments also included $1.2 million of annual refunds to customers representing cost savings due to the Merger. For more information, see Note 12 — “Regulation and Rates.”

Accounting for the Merger Transaction
The total purchase price consideration was approximately $3.36 billion, which consisted of cash paid to Cleco Corporation shareholders of $3.35 billion and cash paid for Cleco LTIP equity awards of $9.5 million. There were no remaining LTIP equity awards as of the close of the Merger.
Pushdown accounting was applied to Cleco, and accordingly, the Cleco consolidated assets acquired and liabilities assumed were recorded on April 13, 2016, at their fair values as follows:

Purchase Price Allocation
(THOUSANDS)	AT APR. 13, 2016
Current assets	$455,016
Property, plant, and equipment, net	3,432,144
Goodwill	1,490,797
Other long-term assets	1,023,487
Less
Current liabilities	228,515
Net deferred income tax liabilities	1,059,939
Other deferred credits	279,379
Long-term debt, net	1,470,126
Total purchase price	$3,363,485

Cleco Power’s assets and liabilities were recorded at historical cost since Cleco did not elect pushdown accounting at the Cleco Power level.
The following tables present the fair value adjustments to Cleco’s balance sheet and recognition of goodwill:

(THOUSANDS)	AT APR. 13, 2016
Property, plant, and equipment	$(1,334,932)
Accumulated depreciation	$(1,565,776)
Goodwill	$1,490,797
Intangible assets	$91,826
Regulatory assets	$250,409
Deferred income tax liabilities	$126,853
Other deferred credits	$21,175
Long-term debt	$198,599

Most of the carrying values of Cleco’s assets and liabilities were determined to be stated at fair value at the Merger date, considering that most of these assets are subject to regulation

CLECO
CLECO POWER	2016 FORM 10-K

by the LPSC and FERC. Under such regulation, rates charged to customers are established by a regulator to provide for recovery of costs and a fair return on rate base and are generally measured at historical cost. As such, a market participant would not expect to recover any more or less than the carrying value of the assets. Prior to the Merger, the Coughlin step-up value was not recorded on Cleco’s Consolidated Balance Sheet due to the accounting treatment for the transfer of that asset in March 2014. However, the recovery of the step-up value of the Coughlin asset was approved by the LPSC for recovery in base rates, including a return on rate base. On the date of the Merger, the step-up value for the Coughlin asset was recognized on Cleco’s Consolidated Balance Sheet since Cleco Power is able to earn a return on and recover these costs from its customers. The beginning balance of fixed depreciable assets was shown net at the date of the Merger, as no accumulated depreciation existed on the date of the Merger.
The excess of the purchase price over the estimated fair value of assets acquired and the liabilities assumed was $1.49 billion, which was recognized as goodwill by Cleco at the Merger date. The goodwill represents the potential long-term return of Cleco to its member. Management has assigned goodwill to Cleco’s reportable segment, Cleco Power.
A fair value adjustment was recorded on Cleco’s Consolidated Balance Sheet to reflect the valuation of the Cleco trade name. This adjustment is included in Intangible assets on Cleco’s Consolidated Balance Sheet. The valuation of the trade name was estimated by applying the relief-from-royalty method under the income approach. This valuation method is based on the premise that, in lieu of ownership of the asset, a company would be willing to pay a royalty to a third-party for the use of that asset. The owner of the asset is spared this cost, and the value of the asset is estimated by the cost savings. The projected revenue attributed to the trade name was based on projections of the value of Cleco’s wholesale contracts. The trade name is being amortized over 20 years. The amortization of the Cleco trade name is included in Depreciation and amortization on Cleco’s Consolidated Statement of Income.
On the date of the Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the difference between the contract price and the market price of long-term wholesale power supply agreements. These adjustments are classified as Intangible assets on Cleco’s Consolidated Balance Sheet. The valuation of the power supply agreements was estimated using the income approach. The income approach is based upon discounted projected future cash flows associated with the underlying contracts. The intangible assets for the power supply agreements will be amortized over the remaining term of the applicable contract. The amortization of the power supply agreements is included in Electric operations on Cleco’s Consolidated Statement of Income.
The net increase in deferred tax liabilities on Cleco’s Consolidated Balance Sheet represents the differences between the assigned fair values of assets acquired and their related income tax basis, net of a deferred tax asset representing the net operating loss carryforward that will be utilized in future periods. As the underlying asset assigned fair values are amortized, the related deferred tax liabilities will be included in income tax expense. Goodwill is not deductible for income tax purposes; therefore, no deferred income tax assets or liabilities were recognized for goodwill.

Other fair value adjustments were recorded for long-term debt, postretirement benefit remeasurements and deferred losses, and interest rate derivative settlement gains/losses. These fair value adjustments are subject to rate regulation, but do not earn a return. In these instances, a corresponding regulatory asset was established, as the underlying utility asset or liability amounts are recoverable from or refundable to customers at historical cost through the rate setting process. These regulatory assets established to offset fair value adjustments are amortized in amounts and over time frames consistent with the realization or settlement of the fair value adjustments. In November and December 2016, Cleco Power redeemed $60.0 million and $250.0 million in long-term debt, respectively. As a result, the fair value adjustments for the redeemed long-term debt and the related unamortized debt issuance cost of $19.8 million on Cleco’s Consolidated Balance Sheet were derecognized. The offset was to the respective regulatory assets. For more information, see Note 4 — “Regulatory Assets and Liabilities.”
The valuations performed in the second quarter of 2016 to estimate the fair value of assets acquired and liabilities assumed were considered preliminary as a result of the short time period between the closing of the Merger and the end of the second quarter of 2016. During the third quarter of 2016, valuations were performed for the valuation and assessment of the postretirement benefit plans as of April 13, 2016, and the economic useful life of the Cleco trade name. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the Merger, as more information is obtained about the fair value of assets acquired and liabilities assumed. The preliminary amounts recognized are subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the date of the Merger. Except for the effects of the positions related to the Merger reflected on income tax returns, Cleco completed its evaluation and determination of the fair value of certain assets and liabilities acquired as of December 31, 2016. While management believes the positions reflected on the income tax returns are reasonable, the returns have not been audited by the applicable taxing authorities.

Note 4 — Regulatory Assets and Liabilities
Cleco capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
Under the current regulatory environment, Cleco believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco could require discontinuance of the application of the authoritative guidance of regulated operations.

CLECO
CLECO POWER	2016 FORM 10-K

The following table summarizes Cleco Power’s net regulatory assets and liabilities:

Cleco Power
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015	REMAINING RECOVERY PERIOD
Total federal regulatory (liability) asset — income taxes	$(635)	$5,614
Total state regulatory asset — income taxes	112,751	105,868
AFUDC	126,335	127,092
Total investment tax credit	(1,002)	(1,633)
Total regulatory assets — deferred taxes, net	237,449	236,941	*
Mining costs	6,372	8,921	2.5 yrs.
Interest costs	4,860	5,221	*
AROs (1)	2,096	2,462	*
Postretirement costs (1)	145,268	150,274	*
Tree trimming costs	5,549	6,318	*
Training costs	6,708	6,863	43 yrs.
Surcredits, net (2)	5,876	9,661	*
Amended lignite mining agreement contingency (1)	—	3,781	—
AMI deferred revenue requirement	4,772	5,318	9 yrs.
Production operations and maintenance expenses	13,999	12,436	*
AFUDC equity gross-up (2)	70,423	71,444	*
Acadia Unit 1 acquisition costs	2,442	2,548	23 yrs.
Financing costs	8,663	9,032	*
Biomass costs	18	50	0.5 yrs.
MISO integration costs	1,404	2,340	1.5 yrs.
Coughlin transaction costs	999	1,030	32.5 yrs.
Corporate franchise tax	1,308	373	*
Acadia FRP true-up	—	377	—
MATS Costs	4,270	—	1.5 yrs
Other	710	357	*
Total regulatory assets	285,737	298,806
PPA true-up	—	(312)	—
Fuel and purchased power	20,787	12,910	*
Total regulatory assets, net	$543,973	$548,345
(1)Represents regulatory assets in which cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.
(2)Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2016. All other assets are earning a return on investment.
* For information related to the remaining recovery periods, refer to the following disclosures for each specific regulatory asset.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	SUCCESSOR (1)	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Total Cleco Power regulatory assets, net	$543,973	$548,345
Cleco Holdings’ Merger adjustments
Fair value of long-term debt	155,776	—
Postretirement costs	23,362	—
Financing costs	8,966	—
Debt issuance costs	7,606	—
Total Cleco regulatory assets, net	$739,683	$548,345
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

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately 10 years as of December 31, 2016, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 9 — “Pension Plan and Employee Benefits.”

Tree Trimming Costs
In 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred to trim, cut, or

CLECO
CLECO POWER	2016 FORM 10-K

remove trees that were damaged by Hurricanes Katrina and Rita, but were not addressed as part of the restoration efforts. Cleco Power was allowed to recover these expenditures and the regulatory asset for the initial tree trimming project was completely amortized in January 2015.
In April 2013, the LPSC approved Cleco Power’s request to expend and defer up to $8.0 million in additional tree management costs. Cleco Power requested similar accounting treatment as authorized in the initial tree extraction request and requested authorization to defer actual expenditures as a regulatory asset through the completion date of the tree extraction effort. In February 2015, Cleco Power completed the tree extraction and began amortizing the additional charges over a 3.5-year period.
As a result of increased vegetation growth and to remain in compliance with regulatory requirements, Cleco Power anticipates the need to spend $20.8 million through December 2020 in tree and vegetation management costs. In September 2016, Cleco Power requested approval from the LPSC to defer a portion of these costs utilizing the same accounting treatment of similar costs approved in previous dockets. In October 2016, the LPSC approved Cleco Power to defer an additional amount up to $10.9 million. Of the remaining costs, $4.0 million will be expensed to Maintenance on Cleco Power’s Consolidated Statements of Income, and $5.9 million will be deferred and recovered in current base rates through June 2020.

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
In June 2014, the LPSC approved Cleco Power’s FRP extension. A provision of the FRP extension was to reduce base rates by the amount of the surcredits beginning in July 2014. For more information on the FRP extension, see Note 12 — “Regulation and Rates.”

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
Among the provisions of the Amended Lignite Mining Agreement is a requirement that if DHLC is unable to pay for loans and lease payments when due, Cleco Power will pay 50% of the amounts due. Any payments under this provision will be considered a prepayment of lignite to be delivered in the future and will be credited to future invoices from DHLC. This provision meets the recognition requirements as a guarantee to an unrelated third party. Previously, Cleco Power recorded a liability of $3.8 million with an offsetting regulatory asset due to Cleco Power’s ability to recover prudent fuel costs from customers through the FAC. Management determined that it does not expect to be required to pay DHLC under this guarantee. As a result of this determination, the liability and the offsetting regulatory asset were remeasured to zero during the second quarter of 2016.

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

Production Operations and Maintenance Expenses
In September 2009, the LPSC authorized Cleco Power to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $25.6 million annually (deferral threshold). On June 18, 2014, the LPSC approved Cleco Power’s FRP extension, which increased the operations and maintenance deferral threshold to $45.0 million annually. The amount of the regulatory asset is capped at $23.0 million. Also, as part of the FRP extension, the LPSC allowed Cleco Power to recover the amount deferred in any calendar year over the following three year regulatory period, beginning on July 1, when the annual rates are set. In December 2013, 2014, 2015, and 2016, Cleco

CLECO
CLECO POWER	2016 FORM 10-K

Power deferred $8.5 million, $7.7 million, $1.8 million, and $7.3 million, respectively, as a regulatory asset.

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

Corporate Franchise Tax
As part of the FRP extension approved by the LPSC in June 2014, Cleco Power was authorized to recover through a rider the retail portion of state corporate franchise taxes paid. In 2016 and 2015, Cleco Power’s net retail portion of franchise taxes paid was $2.5 million and $1.7 million, respectively. The retail portion of state corporate franchise taxes paid each year will be recovered over 12 months beginning July 1 of the following year.

Acadia FRP True-up
For the FRP period July 1, 2013 through June 30, 2014, Cleco Power was authorized by the LPSC to recover the estimated revenue requirement of $58.3 million related to Acadia Unit 1.

In June 2014, Cleco Power determined that it had under-recovered $0.8 million in revenue from customers based on the actual revenue requirement for Acadia Unit 1. The amount representing the under-collection was deferred and was recovered from customers over 12 months beginning July 1, 2015.

MATS Costs
On February 1, 2016, the LPSC approved Cleco Power’s request to recover the revenue requirements associated with the installation of MATS equipment. The MATS rule required affected EGUs to meet specific emission standards and work practice standards to address hazardous air pollutants by April 2015. The LPSC approval also allowed Cleco Power to record a regulatory asset of $7.1 million representing the unrecovered revenue requirements of MATS equipment placed in service in the years prior to the LPSC review and approval. This amount is being amortized over three years beginning January 1, 2016.

Other
In June 2014, the LPSC approved Cleco Power’s FRP extension which authorized the recovery of previously deferred costs incurred as a result of Cleco Power’s FRP extension filing, the 2003 through 2008 fuel audit, and a biomass study. These costs are being recovered over a three-year period beginning July 2014. In October 2015, the LPSC approved the recovery of costs incurred as a result of Cleco Power’s 2009 through 2013 fuel audit. In April 2016, the LPSC approved the recovery of costs incurred as part of Cleco Power’s IRP report filed under the IRP Order No. R-30021. Both the 2009 through 2013 fuel audit costs and the IRP costs are being recovered over a three-year period beginning July 2016.

PPA True-up
In preparing the FRP monitoring report for the year ended June 30, 2014, Cleco Power determined it had recovered $0.6 million above the actual PPA capacity costs. Cleco Power recorded the overcollection as a regulatory liability and returned this amount to the customers over 12 months beginning July 1, 2015.

Fuel and Purchased Power
The cost of fuel used for electric generation and power purchased for utility customers are recovered through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. For 2016, approximately 75% of Cleco Power’s total fuel cost was regulated by the LPSC.
Fuel and purchased power increased $7.9 million from December 31, 2015. Of this amount, $11.5 million was due to an increase caused by surcharge adjustments, increased environmental expenses, and timing of collections. This was partially offset by a $3.6 million decrease in the mark-to-market value on FTRs.

Cleco Holdings’ Merger Adjustments
As a result of the Merger, Cleco implemented acquisition accounting, which eliminated AOCI at the Cleco consolidated level on the date of the Merger. Cleco will continue to recover expenses related to certain postretirement costs; therefore, Cleco recognized a regulatory asset based on its determination that these costs can continue to be collected

CLECO
CLECO POWER	2016 FORM 10-K

from customers. These costs will be amortized to Other operations expense over the average remaining service period of participating employees. Cleco will also continue to recover financing costs associated with the settlement of two treasury rate locks and a forward starting swap contract that were previously recognized in AOCI. Additionally, as a result of the Merger, a regulatory asset was recorded for debt issuance costs that were eliminated at Cleco and a regulatory asset was recorded for the difference between the carrying value and the fair value of long-term debt. These regulatory assets will be amortized over the terms of the related debt issuances. In November and December 2016, Cleco Power redeemed $60.0 million and $250.0 million in long-term debt, respectively. As a result, the fair value adjustments for the redeemed long-term debt and the related unamortized debt issuance cost of $19.8 million on Cleco’s Consolidated Balance Sheets were derecognized. The offset was to the respective regulatory assets.

Note 5 — Jointly Owned Generation Units
Cleco Power operates electric generation units that are jointly owned with other utilities. The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units. Cleco Power’s share of the direct expenses of the jointly owned generation units is included in the operating expenses of the consolidated statements of income.
At the date of the Merger, the gross balance of jointly owned generation units at Cleco was adjusted to be net of accumulated depreciation, as no accumulated depreciation existed on the date of the Merger. Since pushdown accounting was not elected at the Cleco Power level, Cleco Power retained its accumulated depreciation. For more information about merger related adjustments, see Note 3 — “Business Combinations.”
At December 31, 2016, the investment in and accumulated depreciation for each generating unit on Cleco and Cleco Power’s Consolidated Balance Sheets were as follows:

Cleco
		SUCCESSOR
		AT DEC. 31, 2016
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS	TOTAL
Utility plant in service	$70,136	$177,201	$247,337
Accumulated depreciation	$1,530	$5,783	$7,313
Construction work in progress	$166	$3,193	$3,359
Ownership interest percentage	30%	50%
Nameplate capacity (MW)	523	650
Ownership interest (MW)	157	325

Cleco Power
		AT DEC. 31, 2016
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS	TOTAL
Utility plant in service	$144,316	$394,698	$539,014
Accumulated depreciation	$75,710	$223,280	$298,990
Construction work in progress	$166	$3,193	$3,359
Ownership interest percentage	30%	50%
Nameplate capacity (MW)	523	650
Ownership interest (MW)	157	325

Note 6 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2016, and December 31, 2015, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value in Cleco and Cleco Power’s Consolidated Balance Sheets:

Cleco
	SUCCESSOR		PREDECESSOR
	AT DEC. 31, 2016		AT DEC. 31, 2015
(THOUSANDS)	CARRYING VALUE*	ESTIMATED FAIR VALUE	CARRYING VALUE*	ESTIMATED FAIR VALUE
Long-term debt	$2,768,149	$2,754,518	$1,299,529	$1,463,989
* The carrying value of long-term debt does not include deferred issuance costs of $11.7 million in 2016 and $9.9 million in 2015.

Cleco Power
	AT DEC. 31, 2016		AT DEC. 31, 2015
(THOUSANDS)	CARRYING VALUE*	ESTIMATED FAIR VALUE	CARRYING VALUE*	ESTIMATED FAIR VALUE
Long-term debt	$1,262,373	$1,418,693	$1,265,529	$1,429,989
* The carrying value of long-term debt does not include deferred issuance costs of $9.4 million in 2016 and $9.6 million in 2015.

CLECO
CLECO POWER	2016 FORM 10-K

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are either measured or disclosed at their fair value according to three different levels depending on the inputs used in determining fair value.

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured or disclosed on a recurring basis:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
	SUCCESSOR				PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$66,410	$—	$66,410	$—	$89,584	$—	$89,584	$—
FTRs	7,884	—	—	7,884	7,673	—	—	7,673
Total assets	$74,294	$—	$66,410	$7,884	$97,257	$—	$89,584	$7,673
Liability Description
Long-term debt	$2,754,518	$—	$2,754,518	$—	$1,463,989	$—	$1,463,989	$—
FTRs	201	—	—	201	275	—	—	275
Total liabilities	$2,754,719	$—	$2,754,518	$201	$1,464,264	$—	$1,463,989	$275

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$65,089	$—	$65,089	$—	$87,363	$—	$87,363	$—
FTRs	7,884	—	—	7,884	7,673	—	—	7,673
Total assets	$72,973	$—	$65,089	$7,884	$95,036	$—	$87,363	$7,673
Liability Description
Long-term debt	$1,418,693	$—	$1,418,693	$—	$1,429,989	$—	$1,429,989	$—
FTRs	201	—	—	201	275	—	—	275
Total liabilities	$1,418,894	$—	$1,418,693	$201	$1,430,264	$—	$1,429,989	$275

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Beginning balance	$3,458	$7,398	$9,949
Unrealized gains (losses)*	3,119	(1,031)	(1,476)
Purchases	12,896	2,070	20,319
Settlements	(11,790)	(4,979)	(21,394)
Ending balance	$7,683	$3,458	$7,398
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco and Cleco Power's Consolidated Balance Sheets.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015
Beginning balance	$7,398	$9,949
Unrealized gains (losses)*	2,088	(1,476)
Purchases	14,966	20,319
Settlements	(16,769)	(21,394)
Ending balance	$7,683	$7,398
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco and Cleco Power's Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of December 31, 2016:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
SUCCESSOR
FTRs at December 31, 2016	$7,884	$201	RTO auction pricing	FTR price - per MWh	$(3.61)	$6.04
PREDECESSOR
FTRs at December 31, 2015	$7,673	$275	RTO auction pricing	FTR price - per MWh	$(3.63)	$4.51

CLECO
CLECO POWER	2016 FORM 10-K

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at December 31, 2016	$7,884	$201	RTO auction pricing	FTR price - per MWh	$(3.61)	$6.04
FTRs at December 31, 2015	$7,673	$275	RTO auction pricing	FTR price - per MWh	$(3.63)	$4.51

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
At December 31, 2016, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $20.0 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016, and $64.2 million, $9.3 million, and $16.1 million, respectively, at December 31, 2015. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $18.7 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016, and $62.0 million, $9.3 million, and $16.1 million, respectively, at December 31, 2015. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U. S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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
During the years ended December 31, 2016, and 2015, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2016, and 2015:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		SUCCESSOR	PREDECESSOR
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2016	AT DEC. 31, 2015
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$7,884	$7,673
Current	Energy risk management liabilities	201	275
Commodity-related contracts, net		$7,683	$7,398

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2016	AT DEC. 31, 2015
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$7,884	$7,673
Current	Energy risk management liabilities	201	275
Commodity-related contracts, net		$7,683	$7,398

CLECO
CLECO POWER	2016 FORM 10-K

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco

Power’s Consolidated Statements of Income for the years December 31, 2016, 2015, and 2014:

Cleco
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		SUCCESSOR	PREDECESSOR
(THOUSANDS)	DERIVATIVES LINE ITEM	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Commodity contracts
FTRs(1)	Electric operations	$30,915	$8,563	50,594	$74,454
FTRs(1)	Power purchased for utility customers	(14,941)	(5,761)	(27,509)	(46,386)
Total		$15,974	$2,802	$23,085	$28,068
(1) For the periods January 1, 2016 - April 12, 2016, and April 13, 2016 - December 31, 2016, unrealized (losses) gains associated with FTRs of $(1.0) million and $3.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the years ended December 31, 2015, and 2014, unrealized losses associated with FTRs of $1.5 million and $2.7 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2016	2015	2014
Commodity contracts
FTRs(1)	Electric operations	$39,478	$50,594	$74,454
FTRs(1)	Power purchased for utility customers	(20,702)	(27,509)	(46,386)
Total		$18,776	$23,085	$28,068
(1) For the years ended December 31, 2016, 2015, and 2014, unrealized gains (losses) associated with FTRs of $2.1 million, $(1.5) million, and $(2.7) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

At December 31, 2016, and 2015, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is currently scheduled to be submitted to the LPSC in the second half of 2017.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. They are not designated as hedging instruments for accounting purposes. The total volume of FTRs that Cleco Power had outstanding at December 31, 2016, and 2015 was 9.0 million MWh and 8.4 million MWh, respectively.

Note 7 — Debt
Cleco Power’s total indebtedness as of December 31, 2016, and 2015 was as follows:

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2016	2015
Bonds
Senior notes, 6.65%, due 2018	$—	$250,000
Senior notes, 3.68%, due 2025	75,000	75,000
Senior notes, 3.47%, due 2026	130,000	—
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	—
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, 2.00%, due 2038, mandatory tender in 2020	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Solid waste disposal facility bonds, 4.70%, due 2036, callable November 1, 2016	—	60,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	1,115	17,929
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	67,600	67,600
Total bonds	1,268,715	1,265,529
Other long-term debt
Barge lease obligations, ending 2017	1,819	4,425
Gross amount of long-term debt	1,270,534	1,269,954
Less: long-term debt due within one year	17,896	16,814
Less: lease obligations classified as long-term debt due within one year	1,819	2,607
Unamortized debt discount	(6,342)	(6,885)
Unamortized debt issuance costs	(9,421)	(9,609)
Total long-term debt, net	$1,235,056	$1,234,039

CLECO
CLECO POWER	2016 FORM 10-K

Cleco’s total indebtedness as of December 31, 2016, and 2015 was as follows:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Total Cleco Power long-term debt, net	$1,235,056	$1,234,039
Senior notes, 3.250%, due 2023	165,000	—
Senior notes, 3.743%, due 2026	535,000	—
Senior notes, 4.973%, due 2046	350,000	—
Bank term loan, variable rate, due 2021	300,000	—
Credit facility draws	—	34,000
Unamortized debt issuance costs	(2,261)	(336)
Fair value adjustment	155,776	—
Total long-term debt, net	$2,738,571	$1,267,703

The principal amounts payable under long-term debt agreements for each year through 2021 and thereafter are as follows:

(THOUSANDS)	CLECO	CLECO POWER
Amounts payable under long-term debt arrangements
For the year ending Dec. 31,
2017	$17,896	$17,896
2018	$19,193	$19,193
2019	$20,571	$20,571
2020	$11,055	$11,055
2021	$300,000	$—
Thereafter	$2,250,000	$1,200,000

At December 31, 2016, Cleco and Cleco Power had $1.8 million of principal amounts payable in 2017 for a capital lease agreement for barges. For more information about the barge lease, see Note 15— “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

Cleco Power Debt
Cleco Power had no short-term debt outstanding at December 31, 2016, and 2015.
At December 31, 2016, Cleco Power’s long-term debt outstanding was $1.25 billion, of which $19.7 million was due within one year. The long-term debt due within one year at December 31, 2016, represents $17.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $1.8 million of capital lease payments.
On November 1, 2016, Cleco Power redeemed at par $60.0 million of 4.70% Solid Waste Disposal Facility bonds due November 2036. As part of the redemption, Cleco Power paid $1.4 million of accrued interest on the redeemed bonds.
On December 20, 2016, Cleco Power completed the private sale of $130.0 million of 3.47% senior notes due December 16, 2026, and $200.0 million of 3.57% senior notes due December 16, 2028. The proceeds from the issuance and sale of these notes were used to replace cash used to redeem the above mentioned Solid Waste Disposal Facility bonds, to redeem $250.0 million of 6.65% senior notes due 2018 prior to maturity and pay make-whole payments of approximately $19.0 million in connection with such redemption, and for general company purposes.

Cleco Debt
Cleco had no short-term debt outstanding at December 31, 2016, and 2015.
At December 31, 2016, Cleco’s long-term debt outstanding was $2.76 billion, of which $19.7 million was due within one year. The long-term debt due within one year at December 31, 2016, represents $17.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $1.8 million of capital lease payments.
In connection with the completion of the Merger, on April 13, 2016, Cleco Holdings entered into a $1.35 billion Acquisition Loan Facility. The Acquisition Loan Facility had a three-year term and a rate of LIBOR plus 1.75% or ABR plus 0.75%. In May and June 2016, Cleco Holdings refinanced the Acquisition Loan Facility with a series of other long-term financings described below.
On May 17, 2016, Cleco Holdings completed the private sale of $535.0 million of 3.743% senior notes due May 1, 2026, and $350.0 million of 4.973% senior notes due May 1, 2046. On May 24, 2016, Cleco Holdings completed the private sale of $165.0 million of 3.250% senior notes due May 1, 2023. On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. Amounts outstanding under the bank term loan bear interest, at Cleco’s option, at a base rate plus 0.625% or LIBOR plus 1.625%. At December 31, 2016, the all-in rate was 2.265%, which was based on the LIBOR rate. The proceeds from the issuance and sale of these notes and term loan were used to repay the $1.35 billion Acquisition Loan Facility. Debt issuance costs of $17.7 million were expensed to merger costs in connection with the repayment of the Acquisition Loan Facility.

Credit Facilities
At December 31, 2016, Cleco had two separate revolving credit facilities, one for Cleco Holdings and one for Cleco Power, with a maximum aggregate capacity of $400.0 million.
At December 31, 2015, Cleco Power had a $300.0 million credit facility. On April 13, 2016, in connection with the completion of the Merger, Cleco Power replaced its existing credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021.
At December 31, 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. The borrowing costs under Cleco Power’s new credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2016, $853.4 million of Cleco Power’s member’s equity was unrestricted. If Cleco Power were to default under its credit facility or any other debt agreements, Cleco Holdings would be considered to be in default under its facility. At December 31, 2016, Cleco Power was in compliance with the covenants in its credit facility. A $2.0 million letter of credit issued to MISO is covered under a standing letter of credit outside of Cleco Power’s credit facility; therefore, it does not reduce the borrowing capacity of Cleco Power’s new credit facility.
At December 31, 2015, Cleco Holdings had a $250.0 million credit facility. On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced the existing credit facility with a $100.0 million credit facility. The

CLECO
CLECO POWER	2016 FORM 10-K

new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021.
At December 31, 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. Under covenants contained in Cleco Holdings’ credit facility, Cleco is required to maintain total indebtedness equal to or less than 65% of total capitalization. At December 31, 2016, $634.6 million of Cleco’s member’s equity was unrestricted. At December 31, 2016, Cleco Holdings was in compliance with the covenants of its credit facility.

Note 8 — Common Stock

Stock-Based Plan Descriptions and Share Information
Prior to the completion of the Merger, Cleco had two stock-based compensation plans: the ESPP and the LTIP. As a result of the completion of the Merger, the ESPP and the LTIP were terminated. For more information about the Merger, see Note 3 — “Business Combinations.”

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
A maximum of 73,400 shares of common stock was available to be purchased under the ESPP, subject to adjustment for changes in the capitalization of Cleco Corporation. The Compensation Committee of Cleco Corporation’s Board of Directors monitored the ESPP. The Compensation Committee and the Board of Directors possessed the authority to amend the ESPP, but shareholder approval was required for any amendment that increased the number of shares covered by the ESPP. As stated above, the ESPP plan was terminated upon completion of the Merger.

Long-Term Incentive Compensation Plan
Prior to the completion of the Merger, stock options, restricted stock, also known as non-vested stock, common stock equivalent units, and stock appreciation rights were available to be granted or awarded to certain officers, key employees, or directors of Cleco Corporation and its affiliates under the LTIP. On December 31, 2009, the 2000 LTIP expired and no further grants or awards were made under this plan. During 2015, all restrictions on non-vested shares previously awarded pursuant to the 2000 LTIP had lapsed.
With shareholder approval, the 2010 LTIP became effective January 1, 2010. Under this plan, a maximum of 2,250,000 shares of Cleco Corporation’s common stock was available to be granted or awarded. During 2015, Cleco granted 9,611 shares of stock to directors of Cleco pursuant to the LTIP. All of these shares vested immediately upon award and were issued from shares previously purchased through Cleco’s common stock repurchase program. As stated above, the LTIP plan was terminated upon completion of the Merger.

Non-Vested Stock and Common Stock Equivalent Units
Prior to the completion of the Merger, Cleco granted non-vested stock to certain officers, key employees, and directors. Because it was only to be settled in shares of Cleco Corporation common stock, non-vested stock was classified as equity. Recipients of non-vested stock had full voting rights of a stockholder. At the time restrictions lapsed, the accrued dividend equivalent units were paid to the recipient only to the extent that target shares vested.
In order to vest, the non-vested stock required the satisfaction of a service requirement and a market-based requirement. Recipients of non-vested stock were eligible to receive opportunity instruments if certain market-based measures were exceeded. Cleco also awarded non-vested stock with only a service period requirement to certain employees and directors. These awards required the satisfaction of a predetermined service period in order for the shares to vest.
During the predecessor period January 1, 2016, through April 12, 2016, Cleco granted no shares of non-vested stock pursuant to the LTIP. As a result of the Merger on April 13, 2016, all unvested shares outstanding under the LTIP that were granted prior to January 1, 2015, vested at target and were paid out in cash to plan participants. Unvested shares that were granted during 2015 were prorated to the target amount and paid out in cash to plan participants in accordance with the terms of the Merger Agreement.
A summary of non-vested stock activity during 2016 is presented in the following table:

	PREDECESSOR
	SHARES	WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE
Non-vested at Jan. 1, 2016	269,988	$48.11
Vested	(217,588)	$46.53
Forfeited	(52,400)	$54.64
Non-vested at Apr. 12, 2016	—	$—

The fair value of shares of non-vested stock that vested during the predecessor period January 1, 2016, through April 12, 2016, was $10.1 million. The fair value of shares of non-vested stock that vested during the predecessor years ended December 31, 2015, and 2014 was $3.3 million and $5.6 million, respectively.
The fair value of shares of non-vested stock granted during 2015 and 2014 under the LTIP was estimated on the date of grant and the expense was calculated using the Monte Carlo simulation model with the assumptions listed in the following table:

CLECO
CLECO POWER	2016 FORM 10-K

	PREDECESSOR
	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Expected term (in years) (1)	3.0	3.0
Volatility of Cleco stock (2)	15.8%	17.3%
Correlation between Cleco stock volatility and peer group	63.1%	66.5%
Expected dividend yield	2.9%	3.0%
Weighted average fair value (Monte Carlo model)	$45.60	$54.58
(1) The expected term was based on the service period of the award.
(2) The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

Stock-Based Compensation
During 2016, 2015, and 2014, Cleco did not modify any of the terms of outstanding awards. Cleco recognized stock-based compensation expense for these provisions in accordance with the non-substantive vesting period approach.
Prior to the completion of the Merger, Cleco recorded compensation expense for all non-vested stock. Assuming achievement of vesting requirements was probable, stock-based compensation expense of non-vested stock was recorded during the service periods, which were generally three years. All stock-based compensation cost was measured at the grant date based on the fair value of the award and was recognized as an expense in the income statement over the requisite service period of the award. Awards that vest pro rata during the requisite service period that contain only a service condition were defined as having a graded vesting schedule and could have been treated as multiple awards with separate vesting schedules. However, Cleco elected to treat grants with graded vesting schedules as one award and recognized the related compensation expense on a straight-line basis over the requisite service period.
In April 2016, Cleco incurred $2.3 million of merger expense due to accelerated vesting of the LTIP shares.
The ESPP did not contain optionality features beyond those listed by the authoritative guidance on stock-based compensation. Therefore, Cleco was not required to recognize a fair-value expense related to the ESPP.
Cleco and Cleco Power reported pretax compensation expense for their share-based compensation plans as shown in the following tables:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Equity classification
Non-vested stock (1)	$—	$3,241	$6,110	$6,308
Tax benefit	$—	$1,247	$2,351	$2,427
(1) For each of the years ended December 31, 2015, and 2014, compensation expense included in Cleco’s Consolidated Statements of Income related to non-forfeitable dividends paid on non-vested stock that was not expected to vest was $0.1 million. For the predecessor period January 1, 2016, through April 12, 2016, compensation expense included in Cleco’s Consolidated Statements of Income related to non-forfeitable dividends paid on non-vested stock that was not expected to vest was less than $0.1 million.

Cleco Power
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Equity classification
Non-vested stock	$997	$2,000	$2,004
Tax benefit	$384	$770	$771

The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco’s Consolidated Balance Sheets for the predecessor periods January 1, 2016, through April 12, 2016, and January 1, 2015, through December 31, 2015, was $0.6 million and $0.8 million, respectively. The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco Power’s Consolidated Balance Sheets for the years ended December 31, 2016, and 2015 was $0.6 million and $0.7 million, respectively.

Common Stock Repurchase Program
Prior to the completion of the Merger, Cleco Corporation had a common stock repurchase program that authorized management to repurchase shares of common stock. During the predecessor periods January 1, 2016, through April 12, 2016, and January 1, 2015, through December 31, 2015, no shares of common stock were repurchased. During the predecessor year ended December 31, 2014, 250,000 shares of common stock were repurchased. Upon completion of the Merger on April 13, 2016, the common stock repurchase program was terminated. For more information about the Merger, see Note 3 — “Business Combinations.”

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2016 and 2015, nor does it expect to make any in 2017. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents may be eligible to receive medical, dental, vision, and life insurance benefits

CLECO
CLECO POWER	2016 FORM 10-K

(other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.

The employee pension plan and other benefits obligation plan assets and funded status at December 31, 2016, and 2015 are presented in the following table:

	PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Change in benefit obligation
Benefit obligation at beginning of period	$499,724	$480,062	$498,372	$42,707	$43,070	$44,652
Service cost	6,909	2,563	10,419	1,112	431	1,635
Interest cost	15,088	6,242	20,795	1,237	476	1,607
Plan participants’ contributions	—	—	—	758	300	903
Actuarial loss (gain)	6,242	16,857	(30,483)	2,292	—	(1,039)
Expenses paid	(2,025)	(801)	(1,995)	—	—	—
Medicare D	—	—	—	—	—	48
Benefits paid	(13,153)	(5,199)	(17,046)	(3,970)	(1,570)	(4,736)
Benefit obligation at end of period	512,785	499,724	480,062	44,136	42,707	43,070
Change in plan assets
Fair value of plan assets at beginning of period	398,515	383,532	412,803	—	—	—
Actual return on plan assets	20,378	20,983	(10,230)	—	—	—
Expenses paid	(2,025)	(801)	(1,995)	—	—	—
Benefits paid	(13,153)	(5,199)	(17,046)	—	—	—
Fair value of plan assets at end of period	403,715	398,515	383,532	—	—	—
Unfunded status	$(109,070)	$(101,209)	$(96,530)	$(44,136)	$(42,707)	$(43,070)

The employee pension plan accumulated benefit obligation at December 31, 2016, and 2015 is presented in the following table:

	PENSION BENEFITS
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Accumulated benefit obligation	$473,197	$440,876

The following table presents the net actuarial gains/losses, transition obligations/assets, and prior service costs included in other comprehensive income for other benefits and in regulatory assets for pension related to current year gains and losses as a result of being included in net periodic benefit costs for the employee pension plan and other benefits plan at December 31, 2016, and 2015:

		PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR	PREDECESSOR		SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Net actuarial (gain) loss occurring during period	$(10,198)	$16,056	$3,128	$2,292	$—	$(1,039)
Net actuarial loss amortized during period	$8,138	$2,798	$13,828	$—	$181	$866
Prior service (credit) cost amortized during period	$(51)	$(20)	$(71)	$—	$34	$119

The following table presents net gains/losses and prior period service costs/credits in accumulated other comprehensive income for other benefits and in regulatory assets for pension that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2017 for the employee pension plan and other benefits plans for December 31, 2017, 2016, and 2015:

		PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2017	AT DEC. 31, 2016	AT DEC. 31, 2015	AT DEC. 31, 2017	AT DEC. 31, 2016	AT DEC. 31, 2015
Net actuarial loss	$9,647	$145,542	$150,620	$—	$2,292	$8,805
Prior service (credit) cost	$(71)	$(274)	$(345)	$—	$—	$363

CLECO
CLECO POWER	2016 FORM 10-K

The components of net periodic pension and other benefits costs for 2016, 2015, and 2014 are as follows:

			PENSION BENEFITS				OTHER BENEFITS
	SUCCESSOR	PREDECESSOR			SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Components of periodic benefit costs
Service cost	$6,909	$2,563	$10,419	$8,050	$1,112	$431	$1,635	$1,542
Interest cost	15,088	6,242	20,795	19,851	1,237	476	1,607	1,809
Expected return on plan assets	(17,310)	(6,812)	(23,382)	(24,507)	—	—	—	—
Amortizations
Transition obligation	—	—	—	—	—	—	—	16
Prior period service (credit) cost	(51)	(20)	(71)	(71)	—	34	119	119
Net loss	8,138	2,798	13,828	6,743	—	181	866	670
Net periodic benefit cost	$12,774	$4,771	$21,589	$10,066	$2,349	$1,122	$4,227	$4,156

During the third quarter of 2016, management finalized its remeasurement of the pension plan as of April 13, 2016, associated with the Merger. On the date of the remeasurement, the discount rate decreased from 4.62% to 4.21%. Prior to the remeasurement, Cleco’s 2016 net periodic benefit cost for the pension plan was expected to be $15.9 million. Due to the remeasurement of the pension plan, Cleco’s 2016 net periodic benefit cost increased to $17.5 million.
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the predecessor period January 1, 2016, through April 12, 2016, was $0.5 million. The expense of the pension plan related to Cleco’s other subsidiaries for the successor period April 13, 2016, through December 31, 2016 was $1.3 million. The amounts for the predecessor periods for 2015, and 2014 were $2.1 million and $1.7 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014 was $3.5 million, $3.6 million, and $3.6 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at December 31, 2016, and 2015 are as follows:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Current	$3,854	$3,613
Non-current	$40,196	$39,457

Cleco Power
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Current	$3,345	$3,140
Non-current	$34,892	$34,300

In March 2010, the President signed the PPACA, a comprehensive health care law. While all provisions of the PPACA are not effective immediately and the law has been amended since original enactment, management does not expect the provisions to materially impact Cleco’s retiree medical unfunded liability and related expenses. Management will continue to monitor this law and its possible impact.
The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	AT DEC. 31, 2016	AT DEC. 31, 2015	AT DEC. 31, 2016	AT DEC. 31, 2015
Weighted-average assumptions used to determine the benefit obligation
Discount rate	4.27%	4.62%	3.81%	4.08%
Rate of compensation increase	3.03%	3.08%	N/A	N/A

		PENSION BENEFITS				OTHER BENEFITS
	SUCCESSOR	PREDECESSOR			SUCCESSOR	PREDECESSOR
	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Weighted-average assumptions used to determine the net benefit cost
Discount rate	4.21%	4.62%	4.21%	5.14%	4.08%	4.08%	3.76%	4.46%
Expected return on plan assets	6.21%	6.21%	6.15%	6.76%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.03%	3.03%	3.08%	3.17%	N/A	N/A	N/A	N/A

CLECO
CLECO POWER	2016 FORM 10-K

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was also compared to the expected rate of return of other comparable plans. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2017 periodic expense, Cleco decreased the expected long-term return on plan assets to 6.08%. Cleco expects pension expense to decrease in 2017 by approximately $2.2 million due to a higher than expected return on assets in 2016 and favorable mortality improvement scale updates, partially offset by a decrease in the discount rate.
Employee pension plan assets may be invested in publicly traded domestic common stocks; U.S. Government, federal agency, and corporate obligations; an international equity fund, commercial real estate funds; and pooled temporary investments. Investments in securities (obligations of U.S. Government, U.S. Government Agencies, and state and local governments, corporate debt, common/collective trust funds, mutual funds, common stocks, and preferred stock) traded on a national securities exchange are valued at the last reported sales price on the last business day of the year.

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

There have been no changes in the methodologies for determining fair value at December 31, 2016, and December 31, 2015. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

		SUCCESSOR
(THOUSANDS)		AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$6,817	$—	$6,817	$—
Common stock		19,311	19,311	—	—
Obligations of U.S. Government, U.S. Government Agencies, and state and local governments		47,543	—	47,543	—
Mutual funds
Domestic		52,663	52,663	—	—
International		31,191	31,191	—	—
Real estate funds		18,668	—	—	18,668
Corporate debt		185,659	—	185,659	—
Total		$361,852	$103,165	$240,019	$18,668

	Investments measured at net asset value*	38,886
	Interest accrual	2,977
	Total net assets	$403,715
	*Investments measured at net asset value consist of Common/collective trust.

CLECO
CLECO POWER	2016 FORM 10-K

		PREDECESSOR
(THOUSANDS)		AT DEC. 31, 2015	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$4,568	$—	$4,568	$—
Common stock		13,816	13,816	—	—
Obligations of U.S. Government, U.S. Government Agencies, and state and local governments		48,792	—	48,792	—
Mutual funds
Domestic		47,801	47,801	—	—
International		22,853	22,853	—	—
Real estate funds		17,890	—	—	17,890
Corporate debt		182,408	—	182,408	—
Total		$338,128	$84,470	$235,768	$17,890

	Investments measured at net asset value*	42,362
	Interest accrual	3,042
	Total net assets	$383,532
	*Investments measured at net asset value consist of Hedge fund-of-funds and Common/collective trust.

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
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016, and 2015:

(THOUSANDS)
PREDECESSOR
Balance, Dec. 31, 2014	$18,792
Realized gains	9
Unrealized losses	(148)
Purchases	679
Sales	(1,442)
Balance, Dec. 31, 2015	$17,890
Realized gains	71
Unrealized gains	89
Purchases	26
Sales	(205)
Balance, Apr. 12, 2016	$17,871
SUCCESSOR
Balance, Apr. 13, 2016	$17,871
Realized gains	151
Unrealized gains	226
Purchases	570
Sales	(151)
Balance, Dec. 31, 2016	$18,668

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2016, the return on plan assets was 10.90% compared to an expected long-term return of 6.21%. The 2015 return on pension plan assets was (2.90)% compared to an expected long-term return of 6.15%.
As of December 31, 2016, none of the pension plan participants’ future annual benefits are covered by insurance contracts. In December 2008, Cleco became aware that, through its hedge fund-of-funds manager, a portion of its pension plan assets were invested in the Madoff feeder fund investment, Ascot Fund Limited. In January 2009, Cleco Power elected to liquidate the holdings of the hedge fund-of-funds manager. At December 31, 2016, all investments in the hedge fund-of-funds had been liquidated. Proceeds from the hedge fund-of-funds manager were reallocated to the plan’s other investment managers. The hedge fund-of-funds investment was measured at fair value using the net asset value per share as a practical expedient (or its equivalent) and was not classified in the fair value hierarchy for 2016.

Pension Plan Investment Objectives
Cleco’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

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

In order to meet the objectives and to control risk, the retirement committee has established the following guidelines that the investment managers must follow:

Domestic Equity Portfolios

•	Equity holdings of a single company must not exceed 10% of the manager’s portfolio.

•	A minimum of 25 stocks should be owned.

CLECO
CLECO POWER	2016 FORM 10-K

•	Equity holdings in a single sector should not exceed the lesser of three times the sector’s weighting in the S&P 500 Index or 35% of the portfolio.

•	Equity holdings should represent at least 90% of the portfolio.

•	Marketable common stocks, preferred stocks convertible into common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.

•	Securities in foreign entities denominated in U.S. dollars are limited to 10%. Securities denominated in currencies other than U.S. dollars are not permitted.

•	The purchase of securities on margin and short sales is prohibited.

International Equity Portfolios

Developed Markets

•	Equity holdings of a single company should not exceed 5% of the manager’s portfolio.

•	A minimum of 30 stocks should be owned.

•	Equity holdings in a single sector should not exceed 35%.

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

Fixed Income Portfolio - Long Government/Credit

•
Only U.S. dollar denominated assets permitted, including U.S. government and agency securities, corporate securities, structured securities, other interest-bearing securities, and short-term investments.

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

•	Debt portfolios are exempt from the prohibition on derivative use.

•
Execution of target allocation rebalancing may be implemented through short- to intermediate-term use of derivatives overlay strategies. The notional value of derivative positions shall not exceed 20% of the total pension fund’s value at any given time.

The following chart shows the dynamic asset allocation based on the funded ratio at December 31, 2016:

	PERCENT OF TOTAL PLAN ASSETS
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		18%
International equity		17%
Real estate		5%
Total return-seeking	35%	40%	45%
Liability hedging*	55%	60%	65%
*Liability hedging is not target by subcategories.

The assumed health care cost trend rates used to measure the expected cost of other benefits is 5.0% for 2017 and remains at 5.0% thereafter. The rate used for 2016 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$19	$(22)
Effect on postretirement benefit obligation	$238	$(265)

CLECO
CLECO POWER	2016 FORM 10-K

The projected benefit payments for the employee pension plan and other benefits obligation plan for each year through 2021 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
2017	$20,152	$3,927
2018	$21,265	$3,951
2019	$22,382	$4,002
2020	$23,719	$4,006
2021	$24,818	$3,993
Next five years	$141,584	$18,190

SERP
Certain Cleco officers are covered by SERP. SERP is a non-qualified, non-contributory, defined benefit pension plan. Generally, benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement. SERP benefits are reduced by retirement benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. Two executive officers’ SERP benefits will be capped as of December 31, 2017, with regard to final compensation; however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers will have their annual bonuses set at target rather than actual awards for years 2016 and 2017 for the average incentive award portion of their SERP benefit calculation. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described above. In accordance with the SERP plan document and the Merger Agreement, four executive officers received enhanced benefits, and upon termination of employment, two of these executive officers received accelerated vesting. Management will review current market trends as it evaluates Cleco’s future compensation strategy.
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

SERP’s funded status at December 31, 2016, and 2015 is presented in the following table:

		SERP BENEFITS
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Change in benefit obligation
Benefit obligation at beginning of period	$79,555	$72,315	$73,902
Service cost	571	702	2,705
Interest cost	2,275	900	3,056
Actuarial loss (gain)	1,152	—	(4,488)
Benefits paid	(2,999)	(1,186)	(2,860)
Plan amendments	(2,509)
Curtailments		3,602
Special/contractual termination benefits		3,222
Benefit obligation at end of period	$78,045	$79,555	$72,315

SERP’s accumulated benefit obligation at December 31, 2016, and 2015 is presented in the following table:

	SERP BENEFITS
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Accumulated benefit obligation	$76,194	$65,840

The following table presents net actuarial gains/losses and prior service costs included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP at December 31, 2016, and 2015:

		SERP BENEFITS
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Net actuarial gain occurring during year	$(1,345)	$—	$(4,487)
Net actuarial loss amortized during year	$1,651	$574	$2,973
Prior service (credit) cost amortized during year	$(50)	$17	$54

The following table presents net gains/losses and prior period service costs/credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2017 for SERP for December 31, 2017, 2016, and 2015:

		SERP BENEFITS
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2017	AT DEC. 31, 2016	AT DEC. 31, 2015
Net actuarial loss	$1,634	$20,999	$23,763
Prior service (credit) cost	$(190)	$(2,368)	$120

CLECO
CLECO POWER	2016 FORM 10-K

The components of the net SERP costs for 2016, 2015, and 2014 are as follows:

			SERP BENEFITS
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Components of periodic benefit costs
Service cost	$571	$702	$2,705	$2,278
Interest cost	2,275	900	3,056	3,028
Amortizations
Prior period service (credit) cost	(50)	17	54	54
Net loss	1,651	574	2,973	1,875
Net periodic benefit cost	$4,447	$2,193	$8,788	$7,235
Curtailment charge	$—	$3,602	$—	$—
Special/contractual termination benefits	$—	$3,222	$—	$—
Total benefit cost	$4,447	$9,017	$8,788	$7,235

There was a remeasurement of SERP at April 13, 2016, to reflect change in control benefits as a result of the Merger. On the date of the remeasurement, the discount rate decreased from 4.60% to 4.15%. This remeasurement resulted in a $3.6 million curtailment charge and $3.2 million of special/contractual termination benefits. The curtailments and special/contractual termination benefits are included in Merger transaction and commitment costs on Cleco’s Consolidated Statements of Income. There was an additional remeasurement of SERP at August 31, 2016, to reflect changes to the plan relating to three executive officers’ SERP benefits being capped as of December 31, 2017, with regard to final compensation. On the date of the remeasurement, the discount rate decreased from 4.15% to 3.47%.

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP
	SUCCESSOR	PREDECESSOR
	AT DEC. 31, 2016	AT DEC. 31, 2015
Weighted-average assumptions used to determine the benefit obligation
Discount rate	4.22%	4.60%
Rate of compensation increase	5.00%	5.00%

				SERP
	SUCCESSOR		PREDECESSOR
	SEPT. 1, 2016 - DEC. 31, 2016	APR. 13, 2016 - AUG. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Weighted-average assumptions used to determine the net benefit cost
Discount rate	3.47%	4.15%	4.60%	4.20%	5.09%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014 was $1.4 million, $2.2 million, and $1.7 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements.The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2016, and 2015 are as follows:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Current	$4,308	$3,238
Non-current	$73,738	$69,049

Cleco Power
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Current	$885	$1,000
Non-current	$15,145	$21,321

The projected benefit payments for the SERP for each year through 2021 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2017	2018	2019	2020	2021	NEXT FIVE YEARS
SERP	$4,399	$4,444	$4,483	$4,558	$4,578	$23,168

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the Plan, employer contributions can be in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2016, 2015, and 2014 is as follows:

CLECO
CLECO POWER	2016 FORM 10-K

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
401(k) Plan expense	$3,554	$1,593	$5,029	$4,730

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2016, 2015, and 2014 is as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
401(k) Plan expense	$554	$319	$944	$921

Note 10 — Income Taxes

Cleco
For the successor period April 13, 2016, through December 31, 2016, and the predecessor period for the year ended December 31, 2015, income tax expense was higher than the amount computed by applying the statutory federal rate. For the predecessor period January 1, 2016, through April 12, 2016, and for the predecessor period for the year ended December 31, 2014, income tax expense was lower than the amount computed by applying the statutory federal rate. The differences are as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS, EXCEPT FOR %)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Income before tax	$(46,935)	$(492)	$211,373	$221,855
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax at federal statutory rate	$(16,427)	$(172)	$73,981	$77,649
Increase (decrease)
Plant differences, including AFUDC flowthrough	(881)	823	1,875	462
Amortization of investment tax credits	(371)	(124)	(916)	(983)
State income taxes	(4,725)	(3,078)	1,117	23
Nondeductible merger costs	(844)	4,282	—	—
Settlement with taxing authorities	—	—	—	(9,106)
Return to accrual adjustment	(2,943)	—	—	—
NMTC	(181)	(158)	243	(754)
Other	3,550	1,895	1,404	(175)
Total tax (benefit) expense	$(22,822)	$3,468	$77,704	$67,116
Effective Rate	48.6%	(704.9)%	36.8%	30.3%

Information about current and deferred income tax expense is as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Current federal income tax (benefit) expense	$(1,062)	$1,373	$1,284	$11,082
Deferred federal income tax (benefit) expense	(16,715)	5,297	76,219	71,061
Amortization of accumulated deferred investment tax credits	(371)	(124)	(916)	(983)
Total federal income tax (benefit) expense	$(18,148)	$6,546	$76,587	$81,160
Current state income tax (benefit) expense	(337)	—	3,233	(6,580)
Deferred state income tax (benefit) expense	(4,337)	(3,078)	(2,116)	(7,464)
Total state income tax (benefit) expense	$(4,674)	$(3,078)	$1,117	$(14,044)
Total federal and state income tax (benefit) expense	$(22,822)	$3,468	$77,704	$67,116
Items charged or credited directly to member’s/shareholders’ equity
Federal deferred	14,593	(277)	3,274	(3,656)
State deferred	2,441	(45)	528	(590)
Total tax expense (benefit) from items charged directly to member’s/shareholders’ equity	$17,034	$(322)	$3,802	$(4,246)
Total federal and state income tax (benefit) expense	$(5,788)	$3,146	$81,506	$62,870

CLECO
CLECO POWER	2016 FORM 10-K

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2016, and 2015 was comprised of the following:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Depreciation and property basis differences	$(943,552)	$(948,597)
Net operating loss carryforward	54,727	12,092
NMTC	89,411	87,544
Fuel costs	(8,802)	(7,833)
Other comprehensive income	3,399	15,774
Regulated operations regulatory liability, net	(91,734)	(90,122)
Postretirement benefits other than pension	22,733	11,561
Merger fair value adjustments	(124,254)	—
Other	(34,983)	(5,522)
Accumulated deferred federal and state income taxes, net	$(1,033,055)	$(925,103)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2016, and 2015, Cleco had a deferred tax asset resulting from NMTC carryforwards of $97.5 million and $96.5 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of December 31, 2016, Cleco had a federal net operating loss carryforward of $89.9 million and a state net operating loss carryforward of $201.1 million. The federal and state net operating loss carryforwards will begin to expire in 2031. Cleco considers it more likely than not that these income tax losses will be utilized to reduce future payments of income taxes and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Cleco Power
For the years ended December 31, 2016, and 2014 income tax expense was lower than the amount computed by applying the statutory rate. For the year ended December 31, 2015, income tax expense was higher than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT FOR %)	2016	2015	2014
Income before tax	$57,497	$220,644	$231,290
Statutory rate	35.0%	35.0%	35.0%
Tax at federal statutory rate	$20,124	$77,225	$80,952
Increase (decrease):
Plant differences, including AFUDC flowthrough	(58)	1,875	462
Amortization of investment tax credits	(494)	(916)	(983)
State income taxes	(2,573)	1,501	351
Settlement with taxing authorities	—	—	(2,320)
Return to accrual adjustment	(2,646)	—	—
Other	4,016	(391)	(1,488)
Total taxes	$18,369	$79,294	$76,974
Effective Rate	31.9%	35.9%	33.3%

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Current federal income tax (benefit) expense	$(1,211)	$33,138	$(197)
Deferred federal income tax expense	22,647	45,572	83,676
Amortization of accumulated deferred investment tax credits	(494)	(916)	(983)
Total federal income tax expense	$20,942	$77,794	$82,496
Current state income tax (benefit) expense	(418)	3,397	(4,161)
Deferred state income tax benefit	(2,155)	(1,897)	(1,361)
Total state income tax (benefit) expense	$(2,573)	$1,500	$(5,522)
Total federal and state income taxes	$18,369	$79,294	$76,974
Items charged or credited directly to members’ equity
Federal deferred	1,976	106	(1,137)
State deferred	319	17	(184)
Total tax expense (benefit) from items charged directly to member’s equity	$2,295	$123	$(1,321)
Total federal and state income tax expense	$20,664	$79,417	$75,653

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2016, and 2015 was comprised of the following:

(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Depreciation and property basis differences	$(941,166)	$(944,675)
Net operating loss carryforward	(362)	18
Fuel costs	(8,802)	(7,833)
Other comprehensive income	8,021	9,878
Regulated operations regulatory liability, net	(91,734)	(90,122)
Postretirement benefits other than pension	1,288	(3,853)
Other	(35,837)	(6,944)
Accumulated deferred federal and state income taxes, net	$(1,068,592)	$(1,043,531)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considers it more likely than not that all deferred tax assets will be realized; therefore, no valuation allowance has been recorded.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2016, and 2015, Cleco and Cleco Power had no interest payable related to uncertain tax positions. The interest payable reflects the amount of interest anticipated to be paid to or received from taxing authorities. These amounts do not include any offset for amounts that may be recovered from customers under the existing rate orders. The amounts expected to be recoverable from Cleco Power’s customers under existing rate orders for settled positions at December 31, 2016, and 2015, are $2.5 million and $1.3 million, respectively. For the years ended December 31, 2016, 2015, and 2014, Cleco and Cleco Power had no interest expense related to uncertain tax positions.

CLECO
CLECO POWER	2016 FORM 10-K

At December 31, 2016, and 2015, Cleco had no liability for unrecognized tax benefits. The total liability for unrecognized tax benefits for Cleco at December 31,2014 is shown in the following table:

Cleco
(THOUSANDS)	LIABILITY FOR UNRECOGNIZED TAX BENEFITS
PREDECESSOR
Balance, Jan. 1, 2014	$5,071
Reduction for tax positions of current period	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	—
Reduction for settlement with tax authority	(5,071)
Reduction for lapse of statute of limitations	—
Balance, Dec. 31, 2014	$—

At December 31, 2016, 2015, and 2014, Cleco Power had no liability for unrecognized tax benefits.
The federal income tax years that remain subject to examination by the IRS are 2012, 2013, 2014, and 2015. The IRS has concluded its audit for the years 2010 through 2014.
Beginning with the 2013 tax year, Cleco entered into the IRS’s Compliance Assurance Process which allows taxpayers to work collaboratively with an IRS team to identify and resolve potential tax issues before the federal tax return is filed each year. Cleco must apply for admission to the program each year. Cleco has been approved for the Compliance Assurance Process through the 2017 tax year.
The state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2014 and 2015. In August 2014, Cleco reached a settlement for tax years 2001 through 2010. In August 2015, Cleco reached a settlement for tax years 2011 through 2013. The favorable impact from the settlement was reflected in various line items in the financial statements.
At December 31, 2016, and 2015, Cleco had no liability for uncertain tax positions. The settlement of open tax years could involve the payment of additional taxes, the adjustment of deferred taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2016, and 2015, no penalties were recognized. For the year ended December 31, 2014, $0.1 million of penalties was recognized.

Note 11 — Disclosures about Segments

Cleco
Cleco’s reportable segment is based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. As a result of the Coughlin transfer from Evangeline to Cleco Power in March 2014, Midstream no longer meets the requirements to be disclosed as a separate reportable segment. Management determined the retrospective application of this transfer to be quantitatively and qualitatively immaterial when taken as a whole in relation to Cleco Power’s financial statements. As a result, Cleco’s segment reporting disclosures were not retrospectively adjusted to reflect the transfer. For more information, see Note 18 — “Coughlin Transfer.” Beginning in April 2014, the remaining operations of Midstream are included as Other in the following table, along with the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary.
Cleco Power, the reportable segment, engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers.
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

CLECO
CLECO POWER	2016 FORM 10-K

SEGMENT INFORMATION
	SUCCESSOR APR. 13, 2016 - DEC. 31, 2016				PREDECESSOR JAN. 1, 2016 - APR. 12, 2016
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	TOTAL	CLECO POWER	OTHER	ELIMINATIONS	TOTAL
Revenue
Electric operations	$810,075	$(7,482)	$(1)	$802,592	$281,154	$—	$—	$281,154
Other operations	50,080	1,482	—	51,562	18,493	587	—	19,080
Electric customer credits	(1,149)	—	—	(1,149)	(364)	—	—	(364)
Affiliate revenue	621	35,602	(36,223)	—	263	15,024	(15,287)	—
Operating revenue, net	$859,627	$29,602	$(36,224)	$853,005	$299,546	$15,611	$(15,287)	$299,870
Depreciation and amortization	$102,444	$7,296	$(1)	$109,739	$43,698	$377	$1	$44,076
Merger transaction and commitment costs	$151,501	$23,195	$—	$174,696	$—	$34,928	$(16)	$34,912
Interest charges	$54,606	$35,246	$(86)	$89,766	$21,840	$295	$(12)	$22,123
Interest income	$652	$275	$(87)	$840	$208	$69	$(12)	$265
Federal and state income tax expense (benefit)	$5,376	$(28,198)	$—	$(22,822)	$12,993	$(9,525)	$—	$3,468
Net income (loss)	$17,580	$(41,692)	$(1)	$(24,113)	$21,548	$(25,508)	$—	$(3,960)
Additions to property, plant, and equipment	$143,790	$654	$—	$144,444	$42,353	$39	$—	$42,392
Equity investment in investee	$18,672	$—	$—	$18,672
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,758,245	$614,959	$(30,060)	$6,343,144

	PREDECESSOR FOR THE YEAR ENDED DEC. 31, 2015
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,142,389	$—	$—	$1,142,389
Other operations	67,109	2,078	(1)	69,186
Electric customer credits	(2,173)	—	—	(2,173)
Affiliate revenue	1,142	57,323	(58,465)	—
Operating revenue, net	$1,208,467	$59,401	$(58,466)	$1,209,402
Depreciation and amortization	$147,839	$1,739	$1	$149,579
Merger transaction costs	$—	$4,592	$(1)	$4,591
Interest charges	$76,560	$1,149	$282	$77,991
Interest income	$725	$(111)	$281	$895
Federal and state income tax expense (benefit)	$79,294	$(1,590)	$—	$77,704
Net income (loss)	$141,350	$(7,681)	$—	$133,669
Additions to property, plant, and equipment	$156,357	$462	$—	$156,819
Equity investment in investee	$16,822	$—	$—	$16,822
Total segment assets	$4,233,337	$21,471	$68,546	$4,323,354

	PREDECESSOR FOR THE YEAR ENDED DEC. 31, 2014
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,225,960	$—	$—	$1,225,960
Tolling operations	—	5,467	(5,467)	—
Other operations	64,893	2,163	(1)	67,055
Electric customer credits	(23,530)	—	—	(23,530)
Affiliate revenue	1,326	56,031	(57,357)	—
Operating revenue, net	$1,268,649	$63,661	$(62,825)	$1,269,485
Depreciation and amortization	$144,026	$2,479	$—	$146,505
Merger transaction costs	$—	$17,848	$—	$17,848
Interest charges	$74,673	$(1,538)	$471	$73,606
Interest income	$1,707	$(410)	$471	$1,768
Federal and state income tax expense (benefit)	$76,974	$(9,858)	$—	$67,116
Net income (loss)	$154,316	$424	$(1)	$154,739
Additions to property, plant, and equipment	$206,607	$1,029	$—	$207,636
Equity investment in investees	$14,532	$8	$—	$14,540
Total segment assets	$4,232,942	$248,043	$(112,567)	$4,368,418

CLECO
CLECO POWER	2016 FORM 10-K

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and Mississippi and is viewed as one unit by management. Discrete financial reports are prepared only at the company level.

Note 12 — Regulation and Rates

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The first complaint, filed in November 2013, is for the period November 2013 through February 2015. On September 29, 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE.
The second complaint, filed in February 2015, is for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. A binding FERC order on the second ROE complaint is expected in the second quarter of 2017.
As of December 31, 2016, Cleco Power had $3.3 million accrued for ROE reductions, including accrued interest. On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO.
For more information on the ROE complaint, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. Cleco Power was scheduled to file an application with the LPSC for a new FRP by June 30, 2017. However, as part of the merger approval process, Cleco Power agreed not to file an application for a new FRP or request an increase in base rates until June 30, 2019, with anticipated new rates being effective July 1, 2020.
In October 2015, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2015, which indicated that $0.2 million was due to be returned to eligible customers. On July 27, 2016, the LPSC Staff issued their report indicating agreement with Cleco Power’s refund calculation for the 12-month period ended June 30, 2015. The $0.2 million was refunded to eligible customers in September 2016. On October 31, 2016, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2016, which indicated that no refund was due as a result of the FRP, and $0.3 million was due as a result of the cost of service savings from the Merger Commitments. On December 28, 2016, Cleco Power received its first set of data requests pertaining to the monitoring report and has filed responses. On February 2,

2017, Cleco Power received a second set of data requests. Cleco Power is in the process of preparing responses to these requests. For more information on Merger Commitments, see "— Merger Commitments.”

Merger Commitments
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. On April 28, 2016, the LPSC voted to issue credits equally to eligible customers with service as of June 30, 2016, beginning in July 2016. As of December 31, 2016, Cleco Power had issued $121.5 million of customer rate credits. Also included in the Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED, and $6.0 million of charitable contributions to be disbursed over five years.
In addition, the Merger Commitments included $1.2 million of annual estimated cost of service savings expected as a result of the Merger. The cost savings is not subject to the target ROE or any sharing mechanism in the current FRP and will continue until Cleco Power files for a new FRP in 2019. The cost savings will be refunded to customers annually beginning in September 2017. As of December 31, 2016, Cleco Power had $0.9 million accrued for the cost savings refund. A report on the status of the Merger Commitments must be filed annually by October 31 for the 12-month period ended June 30. On October 31, 2016, Cleco Power filed the annual Merger Commitment status report for the period ended June 30, 2016.

Other
On April 8, 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On April 8, 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On October 4, 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco anticipates the completion of this agreement in the second quarter of 2017.

Note 13 — Variable Interest Entities
Cleco and Cleco Power apply the equity method of accounting to report the investment in Oxbow in the consolidated financial statements. Under the equity method, the assets and liabilities of this entity are reported as Equity investment in investee on Cleco and Cleco Power’s Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of this entity

CLECO
CLECO POWER	2016 FORM 10-K

are netted and reported as equity income or loss from investees on Cleco and Cleco Power’s Consolidated Statements of Income.
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2016, consisted of its equity investment of $18.7 million. During 2016, Cleco Power made $2.5 million of cash contributions to its equity investment in Oxbow as a result of the expected transition from the Dolet Hills mine to the Oxbow mine in the second quarter of 2017. During 2016, Cleco Power received $0.6 million from Oxbow as a return of investment.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Purchase price	$12,873	$12,873
Cash contributions	6,399	3,949
Dividend received	(600)	—
Total equity investment in investee	$18,672	$16,822

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Oxbow’s net assets/liabilities	$37,345	$33,645
Cleco Power’s 50% equity	$18,672	$16,822
Cleco Power’s maximum exposure to loss	$18,672	$16,822

The following tables contain summarized financial information for Oxbow:

(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Current assets	$886	$2,794
Property, plant, and equipment, net	25,864	23,749
Other assets	10,971	7,220
Total assets	$37,721	$33,763
Current liabilities	$376	$118
Partners’ capital	37,345	33,645
Total liabilities and partners’ capital	$37,721	$33,763

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Operating revenue	$5,459	$3,991	$2,248
Operating expenses	5,459	3,991	2,248
Income before taxes	$—	$—	$—

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

Note 14 — Operating Leases
Cleco maintains operating leases in its ordinary course of business activities. For the years ended December 31, 2016, 2015, and 2014, operating lease expense of $9.0 million, $9.4 million, and $9.4 million was recognized, respectively. The following table is a summary of expected operating lease payments for Cleco and Cleco Power:

(THOUSANDS)	CLECO HOLDINGS	CLECO POWER	TOTAL
Year ending Dec. 31,
2017	$315	$6,505	$6,820
2018	313	2,939	3,252
2019	—	2,823	2,823
2020	—	2,801	2,801
2021	—	2,396	2,396
Thereafter	—	3,301	3,301
Total operating lease payments	$628	$20,765	$21,393

Cleco Power leases utility systems from two municipalities and one non-municipal public body. The first municipal lease has a term of 10 years and expires on August 11, 2021. The second municipal lease has a term of 10 years and expires on May 13, 2018. The non-municipal lease has a term of 27 years and expires on July 31, 2039. Each utility system lease contains provisions for extensions.
Cleco Power has leases for 231 railcars for coal transportation. One lease for 115 railcars expires on March 31, 2021. The other lease for 116 railcars expires on March 31, 2017 and management is evaluating future options. Cleco Power pays a monthly rental fee per car. The railcar leases do not contain contingent rent payments.
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

CLECO
CLECO POWER	2016 FORM 10-K

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

Merger
In connection with the Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally alleged, among other things, that the members of the Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalued Cleco, and failing to disclose material information about the Merger. The petitions also alleged that Cleco Partners, Cleco Corporation, Merger Sub, and in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses.
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

On November 14, 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted on November 19, 2014. On December 3, 2014, the Court consolidated the remaining three actions and appointed interim co-lead counsel. On December 18, 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction (the Consolidated Amended Petition). The consolidated action names Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Amended Petition alleges, among other things, that Cleco Corporation’s directors breached their fiduciary duties to Cleco’s shareholders and grossly mismanaged Cleco by approving the Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized, engaging in self-dealing by ignoring conflicts of interest, and failing to disclose material information about the Merger. The Consolidated Amended Petition further alleges that all defendants conspired to commit the breaches of fiduciary duty. Cleco believes that the allegations of the Consolidated Amended Petition are without merit and that it has substantial meritorious defenses to the claims set forth in the Consolidated Amended Petition.
The three actions filed in the Civil District Court for Orleans Parish are captioned as follows:

•	Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),

•	Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and

•	Cashen v. Cleco Corporation, No. 2014-11236 (filed November 21, 2014).

Both the Butler and Cashen actions name Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, bcIMC, and John Hancock Financial as defendants. The Creative Life Services action names Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, and Macquarie Infrastructure Partners III, L.P., as defendants. On December 11, 2014, the plaintiff in the Butler action filed an Amended Class Action Petition for Damages. Each petition alleges, among other things, that members of Cleco Corporation’s Board of Directors breached their fiduciary duties to Cleco’s shareholders by approving the Merger Agreement because it allegedly does not value Cleco adequately, failing to structure a process through which shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also allege that the directors breached their fiduciary duties by failing to disclose material information about the Merger. Each petition further alleged that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. On December 23, 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. On December 30, 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. On January 23, 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. On February 5, 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish.
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

CLECO
CLECO POWER	2016 FORM 10-K

On March 21, 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. On May 13, 2016, the plaintiffs filed their Fourth Verified Consolidated Amended Class Action Petition. This petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held on September 15, 2016. On September 26, 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal on November 9, 2016. A briefing schedule has not yet been set.

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
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The District Court denied Cleco’s exception in December 2015, after considering briefs and arguments. On January 21, 2016, Cleco appealed the District Court’s denial of its exception by filing with the Third Circuit Court of Appeal for the State of Louisiana. On June 30, 2016, the Third Circuit Court of Appeal for the State of Louisiana denied the request to have the case dismissed. On July 29, 2016, Cleco filed a writ to the Louisiana Supreme Court seeking a review of the District Court’s denial of Cleco’s exception. On November 15, 2016, the Louisiana Supreme Court denied Cleco’s writ application.
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

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in the audit was $582.6 million. On January 19, 2017, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. Management expects the report to be approved by the LPSC in the second quarter of 2017. Cleco Power currently has FAC filings for 2016 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit was $81.2 million. On December 1, 2016, the LPSC Staff issued its audit report which recommended a disallowance of environmental costs of less than $0.1 million. The report was approved by the LPSC on February 17, 2017. Cleco Power currently has EAC filings for 2016 subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.
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

CLECO
CLECO POWER	2016 FORM 10-K

the second ROE complaint is expected in the second quarter of 2017.
In November 2014, the MISO transmission owners committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceeding.
As of December 31, 2016, Cleco Power had $3.3 million accrued for a reduction to the ROE, including accrued interest. On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2016, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $4.8 million and has accrued this amount.

Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standing letters of credit, in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require the Registrants to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees.
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
Cleco Holdings provided guarantees and indemnities to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville facility in 2005. At December 31, 2016, the remaining indemnifications relate to environmental matters that may have been present prior to closing. These remaining indemnifications have no limitations to time. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under these guarantees.
On behalf of Acadia, Cleco Holdings provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. At December 31, 2016, the remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no limitations as to time or maximum potential future payments. Currently, management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
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

Long-Term Purchase Obligations
Cleco Holdings had no unconditional long-term purchase obligations at December 31, 2016. Cleco Power has several unconditional long-term purchase obligations related to the purchase of petroleum coke, limestone, and energy delivery

CLECO
CLECO POWER	2016 FORM 10-K

facilities. The aggregate amount of payments required under such obligations at December 31, 2016, is as follows:

YEAR ENDING DEC. 31,	(THOUSANDS)
2017	$56,482
2018	14,905
2019	3,688
Total long-term purchase obligations	$75,075

Payments under these agreements for the years ended December 31, 2016, 2015, and 2014 were $72.9 million, $89.7 million, and $90.4 million, respectively.

Other Commitments

NMTC Fund
In 2008, Cleco Holdings and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco Holdings has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Holdings. In total, Cleco Holdings contributed $285.5 million of equity contributions to the NMTC Fund and will receive at least $303.8 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the life of the investment, which ends in 2018. The $18.3 million difference between equity contributions and total benefits received will be recognized over the life of the NMTC Fund as net tax benefits are delivered.
Due to the right of offset, the investment and associated debt are presented on Cleco’s Consolidated Balance Sheets in the line item titled Tax credit fund investment, net. At December 31, 2016, and 2015 the amount of the liability component contained in the net asset was $0.6 million and zero, respectively. The liability at December 31, 2016, is expected to be paid in the first quarter of 2017. The amount of tax benefits delivered in excess of capital contributions as of December 31, 2016, was $17.3 million. The amount of tax benefits delivered but not utilized as of December 31, 2016, was $116.2 million and is reflected as a deferred tax asset.
By using the cost method for investments, the gross investment amortization expense will be recognized over a ten-year period, with two years remaining under the new amendment. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Fuel Transportation Agreement
In October 2007, Cleco Power entered into an agreement with Savage Services that met the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3. On December 28, 2012, Cleco Power entered into an amended agreement for 42 dedicated barges. The amended agreement continues to meet the accounting definition of a capital lease.
Under the amended agreement, the barge lease rate contains both fixed and variable components, of which the latter is adjusted annually per the Producer Price Index (PPI) for executory costs. The initial term of this agreement is from the date of the amendment until August 31, 2017. The term of this agreement will automatically renew for successive periods of two years each unless written notice is provided by either party. The amended agreement contains a provision for early termination upon the occurrence of any one of four specified cancellation events. Cleco is evaluating future options related to its fuel transportation agreement with Savage Services.
Under both the original agreement and the amended agreement, if the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment. During the year ended December 31, 2016, Cleco Power paid approximately $3.7 million in lease payments and received less than $0.1 million revenue from subleases. During the year ended December 31, 2015, Cleco Power paid approximately $3.7 million in lease payments and received $0.5 million in revenue from subleases.
The following is an analysis of leased property under capital leases by major classes:

	AT DEC. 31,
CLASSES OF PROPERTY (THOUSANDS)	2016	2015
Barges	$11,350	$11,350
Less: accumulated amortization	9,729	7,296
Net capital leases	$1,621	$4,054

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2016:

(THOUSANDS)
Year ending December 31, 2017	$2,480
Less: executory costs	620
Net minimum lease payments	1,860
Less: amount representing interest	41
Present value of net minimum lease payments	$1,819
Current liabilities	$1,819

During the years ended December 31, 2016, and 2015, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs. For more information on AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs” and Note 4 — “Regulatory Assets and Liabilities — AROs.”

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

CLECO
CLECO POWER	2016 FORM 10-K

consideration the anticipated completion of the Merger, S&P and Moody’s downgraded Cleco Holdings’ credit rating to BBB- (stable) and Baa3 (stable), respectively. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s credit ratings were maintained at Cleco Power at BBB+ (stable) and A3 (stable), respectively. Any downgrade of credit ratings would result in additional fees and higher interest rates under its bank credit facilities and, potentially, other debt agreements.
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

Note 16 — Affiliate Transactions

Cleco
Cleco has entered into service agreements with affiliates to receive and to provide goods and professional services. Goods and services received by Cleco primarily involve services provided by Support Group. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting, tax, and auditing; human resources; public relations; project consulting; risk management; strategic and corporate development; legal, ethics, and regulatory compliance; facilities management; supply chain and inventory management; and other administrative services. In March, 2014, Coughlin was transferred to Cleco Power. Until the transfer in 2014, Midstream provided electric power plant operations and maintenance expertise, primarily to Evangeline.
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
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2016, 2015, and 2014.
At December 31, 2016, Cleco Holdings had accounts receivable of less than $0.1 million due from Cleco Group in relation to merger costs paid on behalf of Cleco Group. At December 31, 2016, Cleco Holdings had no accounts payable due to Cleco Group. At December 31, 2015, Cleco had no affiliate balances that were payable to or receivable from non-consolidated affiliates.
During the successor period April 13, 2016, through December 31, 2016, Cleco Holdings received $100.7 million of equity contributions from Cleco Group and made $88.8 million of distribution payments to Cleco Group.

Cleco Power
Cleco Power has entered into service agreements with affiliates to receive and to provide goods and professional services. Charges from affiliates included in Cleco Power’s Consolidated Statements of Income primarily involve services provided by Support Group in accordance with service agreements. In March 2014, Coughlin was transferred to Cleco Power. Prior to the transfer, charges from affiliates also included power purchased from Evangeline. Support Group provides joint and common administrative support services in the areas of information technology; finance, cash management, accounting, tax, and auditing; human resources; public relations; project consulting; risk management; strategic and corporate development; legal, ethics, and regulatory compliance; facilities management; supply chain and inventory management; and other administrative services. For information on the transfer of Coughlin, see Note 18 — “Coughlin Transfer.”
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Support Group
Other operations	$46,116	$53,079	$50,801
Maintenance	$2,255	$1,807	$2,091
Taxes other than income taxes	$10	$(3)	$(9)
Other expenses	$106	$403	$339
Evangeline
Purchased power expense	$—	$—	$5,467

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015	2014
Affiliate revenue
Support Group	$884	$1,142	$1,322
Evangeline	—	—	4
Total affiliate revenue	$884	$1,142	$1,326
Other income
Cleco Holdings	$19	$3	$30
Support Group	—	—	10
Evangeline	—	—	9
Diversified Lands	—	10	14
Perryville	6	—	5
Attala	6	—	5
Total other income	$31	$13	$73
Total	$915	$1,155	$1,399

CLECO
CLECO POWER	2016 FORM 10-K

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31, 2016		AT DEC. 31, 2015
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$3	$119	$653	$564
Support Group	1,402	7,071	1,254	6,034
Other(1)	1	—	1	—
Total	$1,406	$7,190	$1,908	$6,598
(1) Represents Attala and Perryville in 2016 and Attala, Diversified Lands, and Perryville in 2015.

During 2016, 2015, and 2014, Cleco Power made $110.0 million, $135.0 million, and $115.0 million of distribution payments to Cleco Holdings, respectively. During 2016, Cleco Power received equity contributions from Cleco Holdings of $50.0 million cash. Cleco Power received no equity contributions from Cleco Holdings in 2015 and received a $138.1 million non-cash equity contribution relating to the transfer of Coughlin in 2014.
Cleco Power is the pension plan sponsor and the related trust holds the assets. The net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco Power’s affiliates is transferred with a like amount of assets to Cleco Power monthly. The following table shows the expense of the pension plan related to Cleco Power’s affiliates for the years ended 2016 and 2015:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2016	2015
Support Group	$1,771	$2,055

Note 17 — Intangible Assets and Goodwill
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but may have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. At the date of the Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed on the date of the Merger. During the years ended December 31, 2016, 2015, and 2014, Cleco Katrina/Rita recognized amortization expense of $16.5 million, $15.7 million, and $15.4 million, respectively, based on actual collections.
As a result of the Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. For the successor period April 13, 2016, through December 31, 2016, Cleco recognized amortization expense of $0.2 million on the trade name intangible asset. The intangible assets related to the power supply agreements are being amortized over the remaining life of each applicable contract ranging between 2 years and 19 years. For the successor period April 13, 2016, through December 31, 2016, Cleco recognized a reduction of revenue of $7.5 million on the intangible assets for the power supply agreements.
The following tables summarize the balances for intangible assets subject to amortization for Cleco and Cleco Power as of December 31, 2016, and 2015:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$177,537
Power supply agreements	86,726	—
Trade name	5,100	—
Gross carrying amount	162,420	177,537
Accumulated amortization	(19,786)	(102,574)
Net intangible assets subject to amortization	$142,634	$74,963

Cleco Power
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(119,064)	(102,574)
Net intangible assets subject to amortization	$58,473	$74,963

The following tables summarize the amortization expense related to intangible assets expected to be recognized in Cleco and Cleco Power’s Statements of Income:

Cleco
EXPECTED AMORTIZATION EXPENSE	(THOUSAND)
For the year ending Dec. 31,
2017	$28,704
2018	$29,564
2019	$31,087
2020	$9,935
2021	$9,935
Thereafter	$33,409

Cleco Power
EXPECTED AMORTIZATION EXPENSE	(THOUSANDS)
For the year ending Dec. 31,
2017	$18,009
2018	$19,312
2019	$21,152

On April 13, 2016, in connection with the completion of the Merger, Cleco recognized goodwill of $1.49 billion. Management has assigned goodwill to Cleco’s reportable segment, Cleco Power. For more information about Cleco’s policy on goodwill, see Note 2 — “Summary of Significant Accounting Policies — Goodwill.”
For more information about the Merger related adjustments, see Note 3 — “Business Combinations.”

Note 18 — Coughlin Transfer
In October 2012, Cleco Power announced that Evangeline was the winning bidder in Cleco Power’s 2012 long-term RFP for up to 800 MW to meet long-term capacity and energy needs. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. In March 2014,

CLECO
CLECO POWER	2016 FORM 10-K

Coughlin was transferred to Cleco Power with a net book value of $176.0 million. Cleco Power finalized the rate treatment of Coughlin as part of its FRP extension proceeding before the LPSC in June 2014.

Note 19 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power.

All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, Dec. 31, 2013	$(19,725)	$(6,151)	$(25,876)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(9,022)	—	(9,022)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	2,021	—	2,021
Reclassification of net loss to interest charges	—	212	212
Net current-period other comprehensive (loss) income	(7,001)	212	(6,789)
Balances, Dec. 31, 2014	$(26,726)	$(5,939)	$(32,665)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	2,790	—	2,790
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	3,079	—	3,079
Reclassification of net loss to interest charges	—	211	211
Net current-period other comprehensive income	5,869	211	6,080
Balances, Dec. 31, 2015	$(20,857)	$(5,728)	$(26,585)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	587	—	587
Reclassification of net loss to interest charges	—	60	60
Net current-period other comprehensive income	587	60	647
Balances, Apr. 12, 2016	$(20,270)	$(5,668)	$(25,938)
SUCCESSOR(1)
Balances, Apr. 13, 2016	$—	$—	$—
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	2,304	—	2,304
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net gain	(804)	—	(804)
Net current-period other comprehensive income	1,500	—	1,500
Balances, Dec. 31, 2016	$1,500	$—	$1,500
(1)As a result of the Merger, AOCI was reduced to zero on April 13, 2016, as required by acquisition accounting.

CLECO
CLECO POWER	2016 FORM 10-K

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2013	$(9,026)	$(6,151)	$(15,177)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(3,344)	—	(3,344)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,021	—	1,021
Reclassification of net loss to interest charges	—	212	212
Net current-period other comprehensive (loss) income	(2,323)	212	(2,111)
Balances, Dec. 31, 2014	$(11,349)	$(5,939)	$(17,288)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(1,232)	—	(1,232)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,217	—	1,217
Reclassification of net loss to interest charges	—	211	211
Net current-period other comprehensive (loss) income	(15)	211	196
Balances, Dec. 31, 2015	$(11,364)	$(5,728)	$(17,092)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	3,913	—	3,913
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	(454)	—	(454)
Reclassification of net loss to interest charges	—	211	211
Net current-period other comprehensive income	3,459	211	3,670
Balances, Dec. 31, 2016	$(7,905)	$(5,517)	$(13,422)

Note 20 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2016 and 2015 is shown in the following tables:

					2016
	PREDECESSOR		SUCCESSOR
	1ST QUARTER	2ND QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
(THOUSANDS)		APR. 1 - APR. 12	APR. 13 - JUNE 30
Operating revenue, net	$266,968	$32,903	$243,502	$342,860	$266,642
Operating income (loss)	$50,192	$(29,832)	$(110,148)	$93,143	$53,299
Net income (loss)	$19,368	$(23,328)	$(81,914)	$39,621	$18,180
Contribution from member	$—	$—	$100,720	$—	$—
Distributions to member	$—	$—	$28,000	$28,000	$32,765

				2015
	PREDECESSOR
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$295,457	$289,074	$345,468	$279,403
Operating income	$62,722	$69,884	$102,572	$52,162
Net income	$26,922	$30,234	$54,663	$21,850

CLECO
CLECO POWER	2016 FORM 10-K

Cleco Power
Quarterly information for Cleco Power for 2016 and 2015 is shown in the following tables:

				2016
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$266,682	$278,343	$345,131	$269,017
Operating income (loss)	$52,265	$(81,841)	$99,420	$59,156
Net income (loss)	$20,879	$(61,229)	$52,572	$26,906
Contribution from parent	$—	$50,000	$—	$—
Distributions to parent	$25,000	$10,000	$50,000	$25,000

				2015
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$295,271	$288,885	$345,189	$279,122
Operating income	$65,670	$70,243	$103,966	$54,321
Net income	$28,605	$31,813	$58,661	$22,270
Distributions to parent	$25,000	$35,000	$40,000	$35,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, evaluations were performed under the supervision and with the participation of Cleco and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and Chief Financial Officer (CFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Management’s Reports on Internal Control Over Financial Reporting
The management of Cleco and Cleco Power is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Cleco and Cleco Power’s internal control over financial reporting is a process designed by, or under the supervision of, each of Cleco and Cleco Power’s principal executive and financial officers and effected by Cleco and Cleco Power’s board of managers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.
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
The management of Cleco and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco and Cleco Power’s respective internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, the management of Cleco and Cleco Power concluded that, as of December 31, 2016, the Registrants’ internal control over financial reporting was effective.

Certifications
The certifications of the Registrants’ CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K.

CLECO
CLECO POWER	2016 FORM 10-K

ITEM 9B. OTHER INFORMATION

On February 21, 2017, the Boards of Managers of Cleco Group and Cleco Holdings approved the compensation of Peggy Scott in connection with her appointment as Interim CEO of Cleco Group and Cleco Holdings effective February 8, 2017, and Cleco Group entered into an Interim Executive Employment Agreement with Ms. Scott (Agreement). The Agreement, which is effective February 8, 2017, shall continue until a permanent CEO is in place for Cleco Group and Cleco Holdings. The Agreement provides that Ms. Scott will devote up to four days per month to her duties under the Agreement and will be compensated at an annual rate of $270,000. The Agreement provides for payment to Ms. Scott at a daily rate of $3,750 for each day worked in excess of four days. Ms. Scott will continue to serve as Chair of the Boards of Managers of Cleco Group, Cleco Holdings, and Cleco Power and will be compensated separately for her service in those capacities in accordance with her separate agreement covering those services. The Agreement provides that Ms. Scott is not eligible to participate in Cleco’s annual or long-term incentive plans or its SERP.
The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, which is attached hereto as Exhibit 10(k) and incorporated herein by reference.

On February 21, 2017, the Board of Managers of Cleco Power approved the compensation of William G. Fontenot in connection with his promotion to Interim Chief Executive Officer of Cleco Power effective February 8, 2017.
In connection with Mr. Fontenot’s new position, the Board approved an increase in his annualized base salary to $375,000, representing a 29.3% increase from his prior annualized base salary of $290,000. No changes were made to the percentage targets for Mr. Fontenot’s Pay for Performance Plan (annual cash bonus) award level or any long-term incentive compensation plan approved in the future, although the target amounts under those plans will increase given the increase in Mr. Fontenot’s salary.
The Board also approved a modification to the terms of SERP as it relates to Mr. Fontenot. For purposes of the SERP calculation, a base salary of $300,000 will be assumed for Mr. Fontenot for 2017, which salary is consistent with the annual base salary he would have received in 2017 in his position as Chief Operating Officer. Consequently, there will be no impact on his SERP benefit for the increased salary attributable to his interim position.

CLECO
CLECO POWER	2016 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Board of Managers of Cleco
As of February 22, 2017, the Boards of Managers of Cleco Group and Cleco Holdings is comprised of 13 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 14 managers, including the same 13 managers that comprise the Boards of Managers of Cleco Group and Cleco Holdings, plus one additional manager, Melissa Stark. The managers’ ages, dates of election, employment history, and committee assignments as of February 22, 2017, are also set forth below.

David Agnew is employed by MIRA and acts as MIRA’s liaison with federal, state and local governments in the United States. Mr. Agnew is 51 years old and became a member of the Boards of Managers in 2016. He is the chair of the Governance and Public Affairs Committee. Prior to joining MIRA, Mr. Agnew served at the White House, where he was Deputy Assistant to the President and Director of Intergovernmental Affairs. In this role, Mr. Agnew oversaw the Obama Administration’s relationship with state, city, county and tribal elected officials across the country. Mr. Agnew previously served as Deputy Director of the office and was the President’s liaison to America’s mayors and county officials.
Before working in the White House, Mr. Agnew was a businessman and community leader in Charleston, South Carolina. He has served as a top deputy to Charleston Mayor Joseph P. Riley, Jr., a Special Assistant in the Office of U.S. Secretary of Labor Robert Reich, and as a management consultant at PricewaterhouseCoopers LLP. Mr. Agnew has been active in public affairs and urban policy throughout his career, and has served in leadership roles for numerous non-profit organizations, including the Trust for Public Land, the Charleston Parks Conservancy, and the College of Charleston Riley Center. He also currently serves on the Board of Winrock International, a global development non-profit.
Mr. Agnew received his Master’s degree in Public Policy from Harvard University’s Kennedy School of Government. He is a Harry S. Truman Scholar, a European Union Visiting Fellow and a Liberty Fellow.

Andrew Chapman joined MIRA in 2006 and currently acts as Head of Asset Management for Macquarie Infrastructure Partners I, II and III and asset director for utility companies Puget Energy (Puget) and Aquarion Water Company (Aquarion). Mr. Chapman is 61 years old and became a member of the Boards of Managers in 2016. He is the chair of the Business Planning and Budget Review Committee and a member of the Leadership Development and Compensation Committee, the Governance and Public Affairs Committee and the Audit Committee. Mr. Chapman serves on the board of Puget and is the chairman of Aquarion’s board.

Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining MIRA in 2006.
Mr. Chapman earned his Masters of Business Administration from the Yale School of Management.

Richard Dinneny is the Senior Portfolio Manager, Infrastructure and Renewable Resources for bcIMC, where he has responsibility for all aspects of investing in infrastructure transactions. He is 54 years old and became a member of the Boards of Managers in 2016. Mr. Dinneny is the chair of the Audit Committee and a member of the Business Planning and Budget Review Committee. Mr. Dinneny has reviewed and completed a number of infrastructure and utility investments. He currently serves as a director of Vier Gas Services GmbH & Co. KG, Essen, the owner of Open Grid Europe, and an alternate director on the board of Puget.
Mr. Dinneny earned his Masters of Business Administration from York University in Toronto and was awarded the Chartered Financial Analyst designation in 1998.

Mark Fay is a Managing Director for MIRA, where he is primarily responsible for the portfolio management and strategy of the MIP series of infrastructure funds operating within the United States and Canada. He is 35 years old and became a member of the Boards of Managers in 2016. Mr. Fay is the chair of the Asset Management Committee and a member of the Business Planning and Budget Review Committee.
Mr. Fay joined the Macquarie Group in 2003, working in the Risk Management division. In 2005, he transferred to MIRA, where he was part of the team that acquired a major ownership interest in a leading Australian retirement home business, and subsequently became the asset manager and then led the successful divestiture of the business. From 2008 until 2012, Mr. Fay worked for Illyria, an Australian-based media investment group, as an investment manager primarily focused on the sourcing and execution of new investments.
Mr. Fay holds a Bachelor of Commerce from Monash University, where he majored in Finance with minors in Accounting and Economics.

Richard “Rick” Gallot, Jr. is the President of Grambling State University. He is 50 years old and became a member of the Boards of Managers in 2016. Mr. Gallot is a member of the Leadership Development and Compensation Committee and the Governance and Public Affairs Committee.
Mr. Gallot recently served as a Louisiana state senator for District 29, where he held the position of vice-chairman of the Commerce Committee and was a member of the Agriculture, Forestry, Aquaculture, and Rural Development Committee and the Revenue and Fiscal Affairs Committee. He previously served as a member of the Louisiana House of Representatives for District 11, where he served as chair of the

CLECO
CLECO POWER	2016 FORM 10-K

House and Governmental Affairs Committee and was a member of the Executive Committee.
Mr. Gallot obtained his Juris Doctorate from Southern University School of Law.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-based infrastructure contractor specializing in road and bridge construction. He is 57 years old and became a member of the Boards of Managers in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.
Under Mr. Gilchrist’s leadership, GCC has grown since 1985 from a small site work contractor to one of Louisiana’s leading highway contractors. Mr. Gilchrist has served as president of Associated General Contractors, chairman of Driving Louisiana Forward, chairman of the Central Louisiana Chamber of Commerce, and vice chairman of Central Louisiana Economic Development Alliance. He has also served on the boards of The Rapides Foundation and Rapides Healthcare System.

Recep Kendircioglu is a Managing Director at John Hancock Financial Services in the Power and Infrastructure Group. He is 41 years old and became a member of the Boards of Managers in 2016. Mr. Kendircioglu is a member of the Asset Management Committee.
Mr. Kendircioglu joined John Hancock in 2007, where he is responsible for the origination and execution of debt and equity investments in the infrastructure and utility sectors.
Mr. Kendircioglu holds a Masters in Business Administration from Rice University. He is a Chartered Financial Analyst, a certified Financial Risk Manager and a member of the Boston Security Analysts Society.

Christopher Leslie is the CEO of MIP, the manager of MIRA’s U.S.-based private infrastructure funds, Macquarie Infrastructure Partners I, II and III, which collectively manage more than $7 billion in U.S. and Canadian infrastructure investments. Mr. Leslie is 52 years old and became a member of the Boards of Managers in 2016. He is the chair of the Leadership Development and Compensation Committee.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Peggy Scott is the interim CEO of Cleco Group and Cleco Holdings since February 8, 2017. Prior to joining Cleco Group and Cleco Holdings, Ms. Scott served as the Executive Vice President and Chief Operating Officer of Blue Cross Blue Shield of Louisiana (BCBS). She is 65 years old and became a member of the Boards of Managers in 2016. Ms. Scott is the chair of Cleco’s Boards of Managers and also serves as a member of the Governance and Public Affairs Committee.
Ms. Scott joined BCBS in 2005 as Executive Vice President, Chief Financial Officer/Treasurer, and Chief Strategy Officer. She became the Executive Vice President and Chief Operations Officer in 2008. Ms. Scott was the first woman in the U.S. to receive the IMA/Robert Half National Financial Executive of the Year award. She was the first Louisiana resident to be named to the American Institute of CPA’s Business and Industry Hall of Fame in 2007. In April 2014, Ms.

Scott was inducted in Louisiana State University’s E.J. Ourso College of Business’s Hall of Distinction.
Ms. Scott received her executive Masters of Business Administration from Tulane University.

Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC (CICS) which she established in 2003 to provide independent directors and officers for special purpose entities. She is 54 years old and was appointed as a special independent manager of Cleco Power, whose sole purpose is to vote on any bankruptcy-related matters, as specified in Cleco Power’s Second Amended and Restated Company Agreement. Ms. Stark concurrently serves as a principal and co-founder of Water Tower Capital, LLC, a Chicago based investment advisory firm. From 1994 to 1996 she was Vice President - Fixed Income Research at Duff & Phelps (now known as Fitch) and served as Vice President - Special Investments at PPM America, Inc. from 1991 to 1994. Ms. Stark holds a Masters of Business Administration in Finance from New York University Stern School of Business and has held a number of financial analyst positions.

Steven Turner is a Portfolio Manager within the Infrastructure & Renewable Resources Department at bclMC, where he is responsible for sourcing, executing, and managing infrastructure investments. He is 44 years old and became a member of the Boards of Managers in 2016. Mr. Turner is a member of the Business Planning and Budget Review Committee and Asset Management Committee.
Mr. Turner serves on the boards of Macquarie Utilities Inc. and Aquarion Water Company, the parent companies to a suite of New England-based water utilities. He is also an alternate director on the board of Corix Infrastructure Inc., a waste/wastewater and utility products company based in Vancouver, British Columbia.
Mr. Turner has over 10 years of experience in equity capital markets. Prior to joining bcIMC, he held positions as an Associate with Ventures West Management, a leading Canadian venture capital firm and as an Associate Equity Analyst with Raymond James Ltd., a full service brokerage firm.
Mr. Turner has a B.S. in Environmental Engineering from Montana Tech of the University of Montana and holds a Masters of Business Administration from the University of Victoria. He is also a registered Professional Engineer in the Province of British Columbia and is a Chartered Financial Analyst charter holder.

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana's Northshore and in New Orleans. He is 57 years old and became a member of the Boards of Managers in 2016. He is a member of the Business Planning and Budget Review Committee and Asset Management Committee. He is the developer of some of the most successful commercial developments in the New Orleans area and chairman of the Northshore Business Council. His business affiliations include partner at Wainer Brothers, All State Financial Company and Circle West Trailer Park Company; president of Quality Properties, Inc., Regent Lands, Inc., Flowers, Inc., Upside Down Cajun Brands, Inc., Louisiana Properties, Inc., Tamco, Inc., Riverhill, Inc., Metro Credit Services, Inc. and Pan American Investors, Inc., and manager of Advance Mortgage Company, LLC.

CLECO
CLECO POWER	2016 FORM 10-K

Lincoln Webb is the Senior Vice President of Infrastructure & Renewable Resources at bcIMC, where he is responsible for the overall management of the firm's infrastructure and renewable resource investments and setting strategic direction for the group. He is 45 years old and became a member of the Boards of Managers in 2016. Mr. Webb is a member of the Leadership Development and Compensation Committee. Currently, Mr. Webb serves as a director on the boards of Open Grid Europe GmbH and is a member of the Audit committee at Corix Infrastructure. He has served as a director on the boards of Puget Energy in Washington, DBCT Ports of Australia, Aquarion Water of Connecticut, Thames Water in London and Transelec S.A., Chile's largest transmission utility.
He holds a Masters of Business Administration in International Business from the University of Victoria, a Masters of City Planning from the Department of Architecture at the University of Manitoba, and is a Chartered Financial Analyst charter holder.

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of February 22, 2017, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed. Darren J. Olagues, the former Chief Executive Officer and President of Cleco Holdings and Cleco Power, resigned from the Company effective February 8, 2017.

CLECO
CLECO POWER	2016 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Peggy B. Scott Cleco Holdings

Chairman and Interim Chief Executive Officer since February 2017; Executive Vice President, Chief Financial Officer/Treasurer, and Chief Strategy Officer, Blue Cross Blue Shield of Louisiana from August 2005 to July 2015.
(Age 65; <1 year of service)

William G. Fontenot Cleco Power Cleco Holdings Cleco Power

Interim Chief Executive Officer since February 2017.

Chief Operating Officer since April 2016; Senior Vice President - Utility Operations from March 2012 to April 2016; Group Vice President from March 2010 to March 2012.
(Age 54; 30 years of service)

Terry L. Taylor Cleco Holdings Cleco Power	Chief Financial Officer since April 2016; Controller and Chief Accounting Officer from November 2011 to April 2016; Assistant Controller from August 2006 to November 2011. (Age 62; 16 years of service)
Julia E. Callis Cleco Holdings Cleco Power

Chief Compliance Officer and General Counsel since April 2016; Associate General Counsel and Corporate Secretary from November 2011 to April 2016; Senior Attorney from August 2007 to November 2011.
(Age 48; 9 years of service)

Anthony L. Bunting Cleco Holdings Cleco Power

Chief Administrative Officer since April 2016; Vice President - Transmission & Distribution Operations from March 2012 to April 2016; Vice President - Customer Services and Energy Delivery from October 2004 to March 2012.
(Age 57; 25 years of service)

Jeffrey M. Baudier Cleco Holdings Cleco Power

Chief Marketing & Development Officer since July 2016; Partner - Phelps Dunbar LLP from January 2013 to June 2016; President & Chief Executive Officer - Petra Nova LLC of NRG Energy from January 2011 to December 2012.
(Age 48; <1 year of service)

F. Tonita Laprarie Cleco Holdings Cleco Power

Controller & Chief Accounting Officer since July 2016; General Manager Audit & Risk from March 2014 to July 2016; Manager Accounting Services from December 2007 to March 2014.
(Age 52; 16 years of service)

Robert R. LaBorde, Jr. Cleco Holdings Cleco Power

Vice President Generation Operations & Environmental Services since April 2016; Vice President - Strategic Planning, Development and Environmental Policy from November 2011 to November 2012; General Manager - Environmental Services from August 2006 to November 2011.

Vice President - Generation Operations from November 2012 to April 2016.
(Age 49; 25 years of service)

Dean C. Sikes Cleco Holdings Cleco Power

Vice President Engineering, Construction & Project Management since April 2016; General Manager Generation Engineering & Construction from March 2013 to April 2016; Manager Transmission Protection, Apparatus & Metering from January 2005 to March 2013.
(Age 53; 29 years of service)

Gregory A. Coco Cleco Holdings Cleco Power

Vice President Transmission & Distribution Operations since April 2016; General Manager Brame Energy Center from March 2013 to April 2016; General Manager Generation Engineering & Construction from March 2012 to March 2013; General Manager Transmission Services from October 2002 to March 2012.
(Age 57; 35 years of service)

Joel M. Prevost Cleco Holdings Cleco Power

Vice President Asset Management since April 2016; General Manager T&D Engineering & Construction from March 2012 to April 2016; General Manager Power Plant Engineering & Construction from June 2004 to March 2012.
(Age 56; 35 years of service)

J. Robert Cleghorn Cleco Holdings Cleco Power

Vice President Regulatory Strategy since April 2016; General Manager Regulatory Strategy & Planning from March 2012 to April 2016; General Manager Regulatory Strategy from June 2005 to March 2012.
(Age 58; 29 years of service)

Justin S. Hilton Cleco Holdings Cleco Power

Vice President MISO Operations since April 2016; General Manager Transmission Strategy from March 2012 to April 2016; General Manager Retail Operations from November 2004 to March 2012.
(Age 47; 27 years of service)

Shirley J. Turner Cleco Holdings Cleco Power

Vice President Customer Experience since April 2016; General Manager Customer Experience Management from March 2012 to April 2016; Manager Customer Services from January 2005 to March 2012.
(Age 63; 41 years of service)

CLECO
CLECO POWER	2016 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Eric A. Schouest Cleco Holdings Cleco Power

Vice President Marketing South since August 2016; General Manager Governmental Affairs/Regulatory Sales from February 2013 to August 2016; General Manager Eastern District from November 2004 to February 2013.
(Age 51; 15 years of service)

Marty A. Smith Cleco Holdings Cleco Power

Vice President Marketing North since January 2017; General Manager Corporate Safety from April 2016 to January 2017; General Manager Distribution Engineering & Real Estate from February 2013 to April 2016; General Manager Northern District from March 2012 to February 2013; General Manager Central District from January 2009 to March 2012.
(Age 55; 25 years of service)

Marcus A. Augustine Cleco Holdings Cleco Power

Corporate Secretary & Senior Attorney since April 2016; Senior Attorney from January 2015 to April 2016; Attorney from September 2012 to January 2015; Associate - Sidley Austin LLP from January 2011 to September 2012.
(Age 36; 4 years of service)

Audit Committee
Cleco has a separately-designated standing audit committee. The members of Cleco’s Audit Committee are Andrew Chapman, Richard Dinneny (who serves as chair of the committee) and Randy Gilchrist. The Boards have determined that Andrew Chapman is the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
Prior to closing the Merger, Section 16(a) of the Securities Exchange Act of 1934, as amended, required Cleco’s executive officers and directors, and persons who beneficially owned more than 10% of a registered class of Cleco’s equity securities, to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of Cleco’s equity securities. To Cleco’s knowledge, based solely on review of the copies of such reports furnished to Cleco, for the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% shareholders were satisfied.

Code of Business Conduct & Ethics and Related Party Transactions
Cleco has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, and treasurer. Cleco also has adopted Ethics & Business Standards applicable to all employees and the board of managers. In addition, the board of managers has adopted Conflicts of Interest and Related Policies to prohibit certain conduct and to reflect the expectation of the board of managers that its members engage in and promote honest and ethical conduct in carrying out their duties and responsibilities, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and corporate opportunities. Under the Conflicts of Interest and Related Policies, Cleco considers transactions that are reportable under the SEC’s rules for transactions with related parties to be conflicts of interest and prohibits them. Any request, waiver, interpretation or other administration of the policy shall be referred to the Public Affairs and Governance Committee. Any recommendations by the Public Affairs and Governance Committee to implement a waiver shall be referred to the full board of managers for a final determination. The Code of Conduct, Ethics & Business Standards, and Conflicts of Interest and Related Policies are posted on Cleco’s website at https://cleco.com; Leadership-Codes of Conduct. Each of these documents is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.

Communications with the Board
The Corporate Governance Guidelines provide for communications with the board of managers by interested persons. In order for employees and other interested persons to make their concerns known to the board, Cleco has established a procedure for communications with the board through the board’s chair. The procedure is intended to provide a method for confidential communication, while at the same time protecting the privacy of the members of the board. Any interested person wishing to communicate with the board of managers, or the non-management members of the board, may do so by addressing such communication as follows:

Chair of the Board of Managers
c/o Corporate Secretary
Cleco Holdings
P. O. Box 5000
Pineville, LA 71361-5000

Upon receipt, Cleco’s corporate secretary will forward the communication, unopened, directly to the chair director. The chair director will, upon review of the communication, make a determination as to whether it should be brought to the attention of the other non-management members and/or the management member of the board of managers and whether any response should be made to the person sending the communication, unless the communication was made anonymously.

CLECO
CLECO POWER	2016 FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION

Leadership Development and Compensation Committee Interlocks and Insider Participation
The members of the Leadership Development and Compensation Committee (Committee) of the Boards of Managers (Board) of Cleco Power and Cleco Holdings (referred to in this Item 11 as the Company) who served during 2016 are named in the Report of the Leadership Development and Compensation Committee. No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2016, were formerly Company officers or had any relationship otherwise requiring disclosure. Effective with the completion of the Merger, the Board was appointed, and the Committee was appointed May 10, 2016.

Compensation Discussion and Analysis (CD&A)
This section provides information about the compensation program in place for the Company’s named executive officers after the Merger and who are included in the Summary Compensation Table. It includes a discussion and analysis of the overall objectives of our compensation program and each element of compensation the Company provides. For a detailed discussion of compensation for the named executive officers prior to the Merger, see “Pre-Merger Compensation Discussion and Analysis” below.

Executive Summary

2016 Business Highlights
In 2016 the Company successfully completed the regulatory approvals for the Merger. Following the Merger, the Company reestablished the organization as well as its governing structure while achieving solid operating and financial performance. Below are some of our accomplishments for the year:

•	Key Strategic Initiatives Related to the Merger

◦	Completed the valuation of the investment in the Company

◦	Refinanced the Acquisition Loan Facility of $1.35 billion

◦	Established credit ratings at Cleco Holdings and Cleco Power

•	Effective Utility Operations

◦	Secured $20.8 million investment for additional tree trimming including a regulatory approval and recovery mechanism

◦	Successfully negotiated a five-year extension of the Acadia Joint Owner Agreement with Entergy Louisiana

•	Key Capital Investments

◦	Completed the St. Mary Clean Energy Center Operating and Lease Agreement and initiated construction of the project

◦	Completed the Cenla Donahue transmission substation which is part of the Cenla Transmission Expansion Project

◦	Completed the Layfield/Messick Project

◦	Received MISO approval to construct the $48.0 million Terrebonne to Bayou Vista Transmission Project

•	Constructive Regulatory Outcomes

◦	Filed a letter seeking guidance on the appropriate treatment and timing of recovering revenue associated with the Coughlin Pipeline Project

◦	Successfully completed fuel and environmental audits

Compensation Philosophy
The Committee has discussed the following key compensation principles and philosophy:

•	Executives should be rewarded on performance, and incentives should align interests between management and the Committee;

•	Total remuneration (the sum of base salary, annual incentives, long-term incentives, and retirement benefits) should be aligned with the market median;

◦	Newly hired and/or promoted executives should be transitioned to median over time as they become more proficient in their roles;

•
The mix of fixed compensation (base salary and retirement benefits) and variable/at-risk compensation (annual incentive and long-term incentive) should align with market by emphasizing variable/at-risk compensation; and

•	The competitive market for an executive’s compensation will be based on comparable utilities and will not be adjusted for Cleco’s privately held status or location.

Compensation Program Elements
The Committee targets total compensation (made up of the elements described below) to be competitive with the median of the Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2016, we believe that we accomplished our philosophy through the following compensation and benefit components:

CLECO
CLECO POWER	2016 FORM 10-K

2016 Pay Element	Description
Base Salary	• Fixed pay element • Delivered in cash
Annual Cash Incentive (PFP Plan)
• Performance-based annual incentive plan that pays out in cash
• EBITDA is primary measure for the named executive officers
• Additional metrics include safety, system reliability, and generation fleet availability

Retention Bonus	• Performance-based annual incentive plan that pays out in cash in the two years following the close of the Merger • Metrics are consistent with those included in the PFP Plan
Long-Term Incentives
• Prior to the completion of the Merger, there was an annual equity grant delivered in the form of performance shares
• This LTIP was awarded according to the Plan and then terminated at the close of the Merger. The Committee is currently in the process of designing and implementing a new cash-based LTIP for key senior leaders in 2017

Benefits
• Broad-based benefits such as group medical, dental, vision, and prescription drug coverage; basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; a defined benefit pension plan (for those employees hired prior to August 1, 2007); and a 401(k) Savings Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Savings Plan with an enhanced benefit for those employees hired on or after August 1, 2007; same as those provided to all employees

Executive Benefits	• Supplemental Executive Retirement Plan (closed to new participants in 2014) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel, and relocation assistance

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one Louisiana independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met five times during 2016, including three telephone meetings. The CEO and Chief Administrative Officer attend the Committee’s meetings on behalf of management but do not participate in the Committee’s executive sessions.
The Committee’s responsibilities, which are more fully described in the Committee’s charter, include:

•	establishing and overseeing the Company’s executive compensation philosophy and goals and the programs which align with those;

•	engaging and evaluating an independent compensation consultant;

•
determining if the Company’s executive compensation and benefit programs are achieving their intended purpose, being properly administered and creating proper incentives in light of the Company’s risk factors;

•
analyzing the executive compensation and benefits practices of peer companies and annually reporting to the Board or recommending for approval by the Board the overall design of the Company’s executive compensation and benefit programs;

•	annually evaluating the performance of the CEO and recommending to the Board adjustments in the CEO’s compensation and benefits;

•	annually reporting and recommending to the Board pay adjustments for the non-CEO executive officers (including new hires), which includes base salary and incentive plan targets;

•	overseeing the administrative committees and periodically reviewing the Company’s benefit plans, including retirement plans;

•	annually reviewing the Committee’s charter and revising as necessary; and

•	annually ensuring there is a process for talent and succession management for executives.

The Compensation Consultant
After the Merger, the Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2016 were reviewed by Pay Governance on behalf of the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

•	recommending a group of peer companies to use for market comparisons;

•
reviewing the Company’s executive compensation program, including compensation levels in relation to Company performance, pay opportunities relative to those at comparable companies, short- and long-term incentive targets and metrics, executive retirement benefits, and other executive benefits;

•	reviewing the Company’s Board Manager compensation program;

•	reporting on emerging trends and best practices in the area of executive and Board Manager compensation; and

•	attending the Committee meetings.

Before engaging Pay Governance, the Committee reviewed the firm’s qualifications as well as its independence and the potential for conflicts of interest. The Committee concluded that Pay Governance is independent and its services to the Committee do not create any conflicts of interest. The Committee has the sole authority to approve Pay Governance’s compensation, determine the nature and scope of its services, and determine the agreement. Pay Governance does not perform any other services for or receive any other fees from the Company.

President and CEO
The President and CEO makes recommendations to the Committee regarding base salary adjustments, cash incentives, and long-term incentive awards. The CEO participates in meetings of the Committee to discuss executive compensation, including measures and performance targets but is subsequently excused to allow the independent members of the Committee to meet in executive session.
The Committee has delegated limited authority to the CEO to extend employment offers to officers at the level of vice president or lower. The CEO may make such offers without

CLECO
CLECO POWER	2016 FORM 10-K

prior approval of the Board provided no compensation component falls outside the Committee’s approved policy limits as described below in “Decisions Made in 2016 with Regard to Each Compensation and Benefit Component.” No such employment offers were made under this delegation of authority during 2016.

Evaluation and Design of the Compensation and Benefit Programs
The Committee believes that compensation and benefits for our executive officers who successfully enhance investors’ value should be competitive with the compensation and benefits offered by similar companies in our industry to attract and retain the high quality executive talent required by the Company. The Committee examines our executive officers’ compensation against comparable positions using publicly available proxy data for a group of 16 industry peers (Peer Group) and utility industry survey data to help design and benchmark our executive officer compensation. This evaluation includes base salary, annual and long-term incentive plan targets, other potential awards, retirement benefits, and target total compensation. The Peer Group is used to track comparable performance of the long-term incentive plan. The combination of the Peer Group and the utility industry survey data is referred to as the “Comparator Group.”
The Peer Group, approved by the Committee in October 2016, had several revisions from our 2015 Peer Group. Companies removed from the Peer Group were Calpine, AGL Resources, Pinnacle West Capital, Alliant Energy, and Vectren. Companies added to the Peer Group were Westar Energy, UIL Holdings, Otter Tail Corporation, Empire District Electric Company, and MGE Energy. The Committee will continue to evaluate the Peer Group annually as companies are often acquired, taken private, or grow at a rate that renders them inappropriate for comparison purposes. The Committee evaluates the Peer Group to ensure that peer companies are of similar scope in relation to revenues, assets, and employee count and have a good operational fit.

2016 Peer Group Companies
ALLETE, Inc.	IDACORP, Inc.	Portland General Electric Company
Avista Corporation	MGE Energy Inc.	TECO Energy, Inc.
Black Hills Corporation	NorthWestern Corporation	UIL Holdings Corporation
El Paso Electric Company	OGE Energy Corp.	Westar Energy, Inc.
The Empire District Electric Company	Otter Tail Corporation
Great Plains Energy Incorporated	PNM Resources, Inc.

In setting executive compensation levels in 2016, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

Decisions Made in 2016 with Regard to Each Compensation and Benefit Component

Base Salary
We strive to set base salary levels for the executive officers as a group, including the named executive officers, at a level approximating +/-10% of the Comparator Group market median for base pay.
In 2016, base salary increases for the post-merger named executive officers averaged 18.1% due to promotions and pay adjustments. Due to the departure of several named executive officers, overall 2016 base salaries for post-merger named executive officers decreased compared to pre-merger named executive officers. For more information, see Summary Compensation Table below.
Base salaries for the named executive officers in 2016 are shown in the table below:

Name	2016 Base Salary	2016 % Change
Mr. Olagues	$550,000	36.9%
Ms. Taylor	$230,000	17.5%
Mr. Bunting	$230,000	6.3%
Mr. Fontenot	$290,000	12.6%
Mr. Crump	$257,500	0%
Average % Change		18.1%

Annual Cash Incentive
We maintain the PFP Plan, an annual, performance-based cash incentive plan. The PFP Plan applies to all regular, full-time employees, and it includes weighting for corporate and individual performance goals. Our executive officers have 100% of their PFP Plan targets weighted on corporate goals, since they have more influence over corporate-level results. As mentioned, the Committee targets PFP Plan award opportunities for executive officers to approximate the median of the annual cash incentive target award of the Comparator Group. Payouts are capped at 200% of target.
The table below presents the target PFP Plan opportunities for the named executive officers in 2016:

Name	Target as % of Base Salary
Mr. Olagues	80%
Ms. Taylor	50%
Mr. Bunting	50%
Mr. Fontenot	50%
Mr. Crump	50%

The 2016 PFP Plan award for the named executive officers was based entirely on the corporate performance measures described below. The 2016 PFP Plan corporate performance measures consisted of the four metrics listed below (weighting):

•	EBITDA (70%)

•	System Average Interruption Duration Index or SAIDI (7.5%)

•	Equivalent Availability Factor or EAF (7.5%)

•	Safety (15%)

In establishing the 2016 PFP Plan corporate metrics, the Committee believed it was most important to reward senior executives for the overall financial performance of the

CLECO
CLECO POWER	2016 FORM 10-K

Company, and therefore weighted EBITDA most heavily at 70%. In addition, to continually focus the executives and the entire organization on the importance of safety, system reliability, and generation fleet availability, 30% of the bonus opportunity attributable to the corporate measures was contingent on safety and operational performance. The Quality Performance Factor in the 2015 PFP Plan was removed.
The CEO recommended the PFP Plan financial performance and other measures to the Committee following the close of the Merger. Based on the historical performance relative to target and the relative historical performance versus the Comparator Group, the Committee reviews, revises as appropriate, and approves the PFP Plan measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2016 PFP Plan Award Levels

Metric # 1: EBITDA — For 2016, the following EBITDA matrix was developed to determine performance and payout ranges related to EBITDA performance. This measure represents 70% of the overall PFP Plan award for the corporate measures. The final percentage of the financial target award is interpolated based on the performance level.

EBITDA MATRIX (70%)

Performance Level	% of Financial Target Award Paid
At or below $410.4 million	0%
$443.7 million	100%
At or above $477.0 million	200%
2016 Result - $442.9 million	98%

Metric # 2: SAIDI — The average amount of time a customer’s service is interrupted during the year. SAIDI is measured in hours per customer per year and based on a ten-year rolling average of Cleco Power’s performance. This metric represents 7.5% of the overall PFP Plan award for the corporate measures.

SAIDI MATRIX (7.5%)

Performance Level	Hours Per Customer Per Year	% of SAIDI Target Award Paid
	>2.66	0%
Threshold	2.66 to 2.59	50%
Target	2.58 to 2.51	100%
	2.50 to 2.43	150%
Maximum	<2.43	200%
2016 Result	2.58 Hours	100%

Metric # 3: EAF — Measures the percentage of time that a generation unit is available to generate electricity after all types of outages are taken into account. EAF is measured as a percentage based on a three-year MISO equivalent forced outage rate, demand, and Cleco Power’s planned maintenance for the year. This metric represents 7.5% of the overall PFP Plan award for the corporate measures.

EAF MATRIX (7.5%)

Performance Level	% Generation Fleet Availability	% of EAF Target Award Paid
	<79.95%	0%
Threshold	79.95% to 81.99%	50%
Target	82.00% to 84.08%	100%
	84.09% to 86.18%	150%
Maximum	>86.18%	200%
2016 Result	82.85%	100%

Metric # 4: Safety Injury Incident Rate (IIR) — For 2016, the Company changed the safety measure from the number of injuries and the number of vehicle accidents to a single injury incident rate. It is a measure of the relative level of injuries and illnesses according to the hours worked and the number of employees. The target for this measure represents a 10% improvement over the three-year average of the Company’s injury incident rate.

SAFETY - INJURY INCIDENT RATE (15%)

Performance Level	Performance Relative to 2014	% of Safety - Injuries Target Award Paid
	>0.663	0%
Threshold	0.663 to 0.598	50%
Target	0.597 to 0.565	100%
	0.564 to 0.531	150%
Maximum	<0.531	200%
2016 Result	0.941	0%

Total Payout: The Committee determined that a total PFP Plan payout at 83.6% of target for the corporate measures was reasonable based on the Company’s performance in 2016. The resulting total PFP Plan corporate payout for 2016 was calculated as follows:

	% of Target	x	Award Level	=	% of Payout
EBITDA	70.0%		98%		68.6%
SAIDI	7.5%		100%		7.5%
EAF	7.5%		100%		7.5%
Safety IIR	15.0%		0%		0%
Total	100.0%				83.6%

The Committee also has the authority to adjust the amount of any individual PFP Plan award with respect to the total award or the corporate or individual component of the award upon recommendation by the CEO. Adjustments for PFP Plan participants, except for the named executive officers, may be made by the CEO at his discretion. Adjustments are based on the annual performance review process. No adjustments were made to the 2016 PFP Plan awards for the named executive officers.

Retention Bonus
For those executives who were participants in the previous equity-based LTIP, the Board approved a cash award, a portion of which will be paid in 2017 and a portion of which will be paid in 2018, that is designed to fill the gap created by the missed earning opportunity on the outstanding LTIP cycles at the time of the Merger. These cash awards are intended to be paid out in the same proportion as the payout on the short-term incentive for 2016 and 2017, respectively; however, the Committee retains the ability to modify the payouts to ensure

CLECO
CLECO POWER	2016 FORM 10-K

alignment with investor expectations. For performance results of the Retention Bonus metrics, see “Details Related to Corporate Performance Metrics Established to Determine 2016 PFP Plan Award Level.”

Long-Term Compensation
The Committee has designed a new cash-based LTIP which is expected to be adopted in 2017.

Retirement Plans -Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that Board Managers, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Board Managers may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within our industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Actual participation in the plan is voluntary. The notional investment options made available to participants are selected by the CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2016.

Retirement Plans - SERP
The Company maintains a SERP for the benefit of the executive officers who are designated as participants by the Committee. SERP was designed to attract and retain executive officers who have contributed and will continue to contribute to our overall success by ensuring that adequate compensation will be provided or replaced during retirement.
Benefits under SERP vest after ten years of service or upon death or disability while a participant is employed by the Company. The Committee may reduce the vesting period, which typically would occur in association with recruiting efforts. Benefits, whether or not vested, are forfeited in the event a participant is terminated for cause.
Generally, benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (Pension Plan), certain employer contributions to the 401(k) Savings Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2016.
In 2011, the Committee amended SERP to eliminate the business transaction benefit previously included in SERP, as well as the requirement that a SERP participant be a party to an employment agreement to receive change in control benefits.
In July 2014, the Cleco Corporation Board of Directors voted to close SERP to new participants. With regard to current SERP participants, two participants have agreed to fix the base compensation portion of the calculation as of December 31, 2017. Additionally, they have agreed to use target rather than actual awards under the annual incentive plan for years 2016 and 2017 for the average incentive award portion of the SERP calculation.
In the event a SERP participant’s employment is involuntarily terminated by the Company without cause, or the participant terminates his or her employment on account of good reason, occurring within the 36-month period following the Merger for all participants who commenced participation in SERP prior to October 28, 2011, or the 24-month period following the Merger for all participants who commenced participation in SERP on or after October 28, 2011, such participant’s benefit shall: (i) become fully vested; (ii) be increased by adding three years to an affected participant’s age, subject to a minimum benefit of 50% of final compensation; and (iii) be subject to a modified reduction determined by increasing the executive’s age by three years. For additional details regarding the effect of the Merger on SERP, see “Interests of Our Directors and Executive Officers in the Merger” beginning on page 52 of the definitive proxy statement dated January 13, 2015.

Change in Employment Status and Change in Control Events
The Company has no employment agreements but may enter into employment agreements with its executives generally in connection with recruiting efforts. The standard agreement provides for a non-renewing term, generally two years, and does not contain a change in control tax gross-up provision.

The Cleco Corporation Executive Severance Plan
In recognition of the non-renewal of executive employment contracts, the Cleco Corporation Board of Directors adopted the Cleco Corporation Executive Severance Plan (the Executive Severance Plan) on October 28, 2011. The Executive Severance Plan provides the executive officers and other key employees with cash severance benefits in the event of a termination of employment, including involuntary termination in connection with a change in control.
In October 2014, the Compensation Committee of the Cleco Corporation Board of Directors (the Compensation Committee), with the approval of the full Cleco Corporation Board of Directors, approved an amendment to the Executive Severance Plan to provide that an officer cannot trigger “Good Reason” under the Executive Severance Plan based on the fact Cleco Corporation is no longer publicly traded. In December 2014, the Compensation Committee, with the approval of the full Cleco Corporation Board of Directors, approved additional amendments to the Executive Severance Plan expanding the definition of “Committee,” removing the authority of the Compensation Committee to continue making determinations of “Good Reason,” and clarifying that a potential acquirer of Cleco Corporation cannot terminate the Executive Severance Plan during a change in control period without the consent of the “Covered Executive.” In July 2015, the Compensation Committee, with the approval of the full Cleco Corporation Board of Directors, approved an amendment to the Executive Severance Plan to expand the definition of waiver, release, and covenants to include covenants prohibiting competition and to revise the definition of participants who are eligible to receive benefits to mean those who have satisfied the conditions included in the waiver, release, and covenants agreement.

CLECO
CLECO POWER	2016 FORM 10-K

Perquisites and Other Benefits
The Company may make available the following perquisites to its executive officers:

•	Executive officer physicals - as a condition of receiving their PFP Plan award, we require and pay for an annual physical for the executive officers and their spouses;

•
Spousal/companion travel - in connection with the various industry, governmental, civic, and entertainment activities of the executive officers, we pay for spousal/companion travel associated with such events;

•
Relocation program - in addition to the standard relocation policy available to all employees, we maintain a policy whereby the executive officers and other key employees may request that we pay real estate agent and certain other closing fees should the officer or key employee sell his/her primary residence or that we purchase the executive officer’s or key employee’s primary residence at the greater of its documented cost (not to exceed 120% of the original purchase price) or average appraised value. Typically, this occurs when an executive officer or key employee relocates at the Company’s request; and

•
Purchase program - under the Executive Severance Plan, a covered executive officer may request the Company to purchase his/her primary residence in the event he or she is involuntarily terminated without cause or separates for good reason, either in connection with a change in control and further provided the executive officer relocates more than 100 miles from the residence to be purchased. Limits on the purchase amount are the same as the relocation program described above.

The Committee approves the perquisites based on what it believes is prevailing market practice, as well as specific Company needs. The Company believes the relocation program is an important element in attracting executive talent. Perquisite expenses related to business and spousal/companion travel for the executive officers are reviewed by internal audit and any exceptions are reported to the Audit Committee.
See the section titled “All Other Compensation” for details of these perquisites and their value for the named executive officers.
The executive officers, including the named executive officers, participate in the other benefit plans on the same terms as other employees. These plans include paid time off for vacation, sick leave, and bereavement; group medical, dental, vision, and prescription drug coverage (including the annual wellness program); basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; defined benefit pension plan (for those hired prior to August 1, 2007); and the 401(k) Savings Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Savings Plan with an enhanced benefit for those employees hired on or after August 1, 2007.

Other Tools and Analyses to Support Compensation Decisions

Tally Sheets
At least annually, the Committee reviews tally sheets that set forth the items listed below. This review is conducted as part of the comparison of the compensation and benefit components that are prevalent within the Comparator Group. The comparison facilitates discussion with the Committee’s outside independent consultant as to the use and amount of each compensation and benefit component versus the applicable Peer Group.

•
Annual compensation expense for each named executive officer - this includes the rate of change in total cash compensation from year-to-year; the annual periodic cost of providing retirement benefits; and the annual cost of providing other benefits such as health insurance, as well as the status of any deferred compensation.

•
Reportable compensation - to further evaluate total compensation; to evaluate total compensation of the CEO compared to the other executive officers; and to otherwise evaluate internal equity among the named officers.

•	Post-employment payments - reviewed pursuant to the potential separation events discussed in “Potential Payments at Termination or Change in Control.”

Trends and Regulatory Updates
As needed, and generally at least annually, the Committee reviews reports related to industry trends, legislative and regulatory developments, and compliance requirements based on management’s analysis and guidance provided by Pay Governance, as applicable. Plan revisions and compensation program design changes are implemented as needed.

Risk Assessment
The Committee also seeks to structure compensation that will provide sufficient incentives for the executive officers to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. The Committee believes that the following actions and/or measures help achieve this goal:

•	the Committee reviews the design of the executive compensation program to ensure an appropriate balance between business risk and resulting compensation;

•	the Committee allocates pay mix between base salary and performance-based pay to provide a balance of incentives;

•	the design of the incentive measures is structured to align management’s actions with the interests of the investors;

•	incentive payments are dependent on the Company’s performance measured against pre-established targets and goals and/or compared to the performance of companies in the Peer Group;

•	the range and sensitivity of potential payouts relative to target performance are reasonable;

•	the Committee imposes checks and balances on the payment of compensation discussed herein;

•	detailed processes establish the Company’s financial performance measures under its incentive plans; and

•	incentive targets are designed to be challenging, yet achievable, to mitigate the potential for excessive risk-taking behaviors.

Board Compensation
The Governance and Public Affairs Committee may engage the Committee’s independent consultant from time to time to conduct market competitive reviews of the Board Manager’s compensation program. Details of Board Manager compensation are shown in the “Board Manager Compensation” table.

CLECO
CLECO POWER	2016 FORM 10-K

IRC Section 409A
Internal Revenue Code (IRC) Section 409A generally was effective as of January 1, 2005. The section substantially modified the rules governing the taxation of nonqualified deferred compensation. The consequences of a violation of IRC Section 409A, unless corrected, are the immediate taxation of amounts deferred, the imposition of an excise tax and the assessment of interest on the amount of the income inclusion, each of which is imposed upon the recipient of the compensation. The plans, agreements and incentives subject to IRC Section 409A have been operated pursuant to and are in compliance with IRC Section 409A.

Pre-Merger Compensation Discussion and Analysis

Compensation and Governance Practices
The Compensation Committee regularly reviewed the Company’s compensation practices and policies to ensure that they promoted the interests of the Company’s investors and customers. The Company’s pre-Merger governance practices included:

•
Clawback Policy: The formal recoupment policy, applicable to officer incentive compensation awards, authorized the Compensation Committee to recover officer incentive payouts if those payouts were based on financial performance results that were subsequently revised or restated to levels that would have produced lower incentive plan payouts. The recoupment policy was intended to reduce potential risks associated with our incentive plans, and thus more closely aligned the long-term interests of the named executive officers and the shareholders.

•
Stock Ownership Guidelines: The officer stock executive ownership requirements strengthened the alignment of the financial interests of the executive officers with those of shareholders and provided an additional basis for sharing in the Company’s success or failure as measured by overall shareholder returns. For 2016, 10 out of 11 of our executive officers had achieved their established ownership levels based on the requirements, and the other executive officer was on track to meet the required ownership level.

•
Performance-based Incentive Programs: The Company’s total compensation program did not provide for guaranteed bonuses and had multiple performance measures. Annual cash incentive components focused on both the actual results and the quality of those results. The annual cash incentive plan for employees and executives contained both economic and qualitative components. The incentive plan also focused on system reliability, generation fleet availability, safety results, and individual performance through the PFP Plan.

•
Anti-hedging Policy: The “anti-hedging” policy in the Company’s insider trading policy stated that all directors, officers, and employees were prohibited from hedging the economic interest in the Cleco Corporation shares they held.

•	No Excise Tax Gross-ups: No change in control arrangement included an IRC Section 280G excise tax gross-up provision.

•	Use of Independent Consultants: The Compensation Committee had a formalized process to ensure the independence of the executive compensation consultant plus other advisors and reviewed and affirmed the independence of advisors annually.

The Executive Compensation Process

The Compensation Committee
The Compensation Committee of the Board of Directors of Cleco Corporation met twice prior to the close of the Merger. The CEO and Senior Vice President of Corporate Services and IT attended the Compensation Committee’s meetings on behalf of management but did not participate in the Committee’s executive sessions. The Compensation Committee’s responsibilities, which were more fully described in the Compensation Committee’s charter, included:

•	establishing and overseeing the Company’s executive compensation and benefit programs;

•
determining if the Company’s executive compensation and benefit programs were achieving their intended purpose, being properly administered, and creating proper incentives in light of the Company’s risk factors;

•
analyzing the executive compensation and benefits practices of peer companies and annually reporting to the Board or recommending for approval by the Board the overall design of the Company’s executive compensation and benefit programs;

•	annually evaluating the performance of the CEO and recommending to the board of directors adjustments in the CEO’s compensation and benefits;

•	annually reporting and recommending to the Board pay adjustments for the non-CEO executive officers (including new hires), which include base salary and incentive plan targets; and

•	annually reviewing the Compensation Committee’s charter and revising as necessary.

The Compensation Consultant and Role of the CEO
In 2010, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (Cook & Co.) to consult on matters concerning executive officers’ compensation and benefits. Cook & Co. acted at the direction of the Compensation Committee and was independent of management. The Compensation Committee determined Cook & Co.’s ongoing engagement activities, and Cook & Co. endeavored to keep the Compensation Committee informed of executive officers’ compensation trends and regulatory compliance developments. The Compensation Committee assessed the independence of Cook & Co. pursuant to SEC rules and concluded that its work did not raise any conflict of interest that would prevent Cook & Co. from independently representing the Compensation Committee.
The CEO participated in meetings of the Compensation Committee to discuss executive compensation, including measures and performance targets, but was subsequently excused to allow the independent members of the Compensation Committee to meet in executive session.

Shareholder Advisory Vote
At the Company’s last annual meeting held in 2014, shareholders strongly supported (approximately 97% of votes cast at the annual meeting voted for) our “say-on-pay” proposal. This “say-on-pay” vote was not binding on the Company, the Compensation Committee or the Board;

CLECO
CLECO POWER	2016 FORM 10-K

however, the Directors and the Compensation Committee reviewed the voting results and considered them, along with any specific insight gained from the Cleco Corporation shareholders, when they made decisions regarding executive compensation.

Evaluation and Design of Our Compensation and Benefit Programs

Market Data and Comparator Group
The Compensation Committee examined the named executive officers’ compensation against comparable positions using publicly available proxy data for a group of 16 industry peers and utility industry survey data to help design and benchmark the named executive officer compensation. The Proxy Peer Group, approved by the Compensation Committee in July 2014, was used to track comparable performance of our long-term incentive plan.
The general criteria examined in developing the Proxy Peer Group include:

•	Operational fit: companies in the same industry with similar business operations and energy portfolio (e.g., companies that derive a majority of their revenues from a state regulated utility and have no large scale nuclear operations);

•
Financial scope: companies of similar size and scale. Size was measured on a number of criteria relevant to this industry (e.g., market capitalization, enterprise value, assets, and revenues). Most of the peer companies were within one to three times the size of Cleco Corporation’s market capitalization, which was the principle measure of scale in this industry. Revenues, used most frequently in general industry, may have not lent itself as the most appropriate measure of scale in the utilities industry due to significant volatility in annual revenues. In limited circumstances, the small number of direct competitors in our industry may have required the inclusion of one or more companies that were outside of this range if they were a direct competitor for business or talent. Cleco Corporation’s market capitalization was positioned at or near the median against the Proxy Peer Group;

•	Competitors for talent: companies with whom the Company competed for executive talent or those that employed similar labor or talent pools; and

•	Competitors for investor capital.

2016 Pre-Merger Peer Group Companies
AGL Resources Inc.	El Paso Electric Company	PNM Resources, Inc.
ALLETE, Inc.	Great Plains Energy Incorporated	Portland General Electric Company
Alliant Energy Corporation	IDACORP, Inc.	TECO Energy, Inc.
Avista Corporation	NorthWestern Corporation	Vectren Corporation
Black Hills Corporation	OGE Energy Corp.
Calpine Corporation	Pinnacle West Capital Corporation

Decisions Made in 2016 with Regard to Each Compensation and Benefit Component

Base Salary
The Compensation Committee worked to set base salary levels for the executive officers as a group, including the named executive officers, at a level approximating +/-15% of our Comparator Group market median for base pay. In 2016 prior to the Merger, there were no base salary increases for our named executive officers.

Name	2016 Base Salary Pre-Merger
Mr. Olagues	$401,700
Ms. Taylor	$195,700
Mr. Bunting	$216,300
Mr. Fontenot	$257,500
Mr. Crump	$257,500
Mr. Williamson	$745,000
Mr. Miller	$309,000
Ms. Miller	$298,700
Mr. Hoefling	$298,700

Annual Cash Incentive
In anticipation of the Merger, the Compensation Committee did not establish 2016 PFP Plan targets. Named executive officers who left following the Merger were not granted awards under the 2016 PFP Plan.

Equity Incentives
Upon closing of the Merger on April 13, 2016, unvested performance-based equity grants for the three-year performance cycle beginning January 1, 2014, vested at target based on a price per share equal to $55.37. For the three-year performance period beginning January 1, 2015, unvested performance-based equity grants vested at target based on a price per share equal to $55.37, and the equity grant target shares were prorated based upon the number of days lapsed in the 2015 cycle.
Outstanding time-based equity awards also vested based on a price per share equal to $55.37 upon closing of the Merger. The Compensation Committee did not approve performance-based restricted stock, time-based restricted stock, or stock options to named executive officers during 2016. The Company has not granted any stock appreciation rights under the terms of the LTIP since its adoption.
For additional details regarding the effect of the Merger on equity incentives, see “Interests of Our Directors and Executive Officers in the Merger” beginning on page 52 of the definitive proxy statement dated January 13, 2015.

LTIP Award
In anticipation of the Merger’s closing, no equity grants were made by the Compensation Committee for the three-year performance cycle beginning January 1, 2016, and the LTIP terminated at the close of the Merger.

Retirement Plans - Nonqualified Deferred Compensation Plan and SERP
The Deferred Compensation Plan and SERP were part of the executive retirement benefits prior to the Merger and are explained in detail in the sections titled “Retirement Plans - Nonqualified Deferred Compensation Plan” and “Retirement Plans - SERP” above.
In connection with the Merger, payment of deferred compensation plan balances that accrued after December 31, 2004, were accelerated by means of an election made

CLECO
CLECO POWER	2016 FORM 10-K

pursuant to the terms of the Company’s compensation plans triggered by a change in control involving the Cleco Corporation. One former director, Mr. William H. Walker, made such an election and an accelerated payment of any deferred compensation plan balance accrued after December 31, 2004 was made in the form of a single lump sum payment following the effective date of the Merger.

Change in Employment Status and Change in Control Event Benefits
During 2011, in conjunction with his being hired as CEO, Cleco Corporation entered into an employment agreement with Mr. Bruce A. Williamson. That agreement was fulfilled at the close of the Merger. The Change in Control benefits are described in the section “The Cleco Corporation Executive Severance Plan.”

Perquisites and Other Benefits
The perquisites and other benefits made available to named executive officers prior to the Merger are consistent with those offered currently. See the section titled “Perquisites and Other Benefits” for a more detailed explanation.

IRC Section 162(m)
IRC Section 162(m) limits to $1,000,000 the amount Cleco Corporation could deduct in a tax year for compensation paid to the CEO and each of the three other most highly compensated executive officers (other than the CFO). Performance-based compensation paid under a plan approved by Cleco Corporation shareholders that satisfied certain other conditions may have been excluded from the calculation of the limit.

The Compensation Committee took actions considered appropriate to preserve the deductibility of compensation paid to executive officers, but the Compensation Committee did not adopt a formal policy that required all compensation to be fully deductible. As a result, the Compensation Committee may have paid or awarded compensation that it deemed necessary or appropriate to achieve our business goals and to align the interests of our executives with those of Cleco Corporation shareholders, whether or not the compensation was performance-based within the meaning of IRC Section 162(m) or otherwise fully deductible. The LTIP was approved by Cleco Corporation shareholders, permitting grants and awards made under that plan to be treated as performance-based. Generally, options, performance-based restricted stock and performance-based CEUs were intended to satisfy the performance-based requirements of IRC Section 162(m) and were intended to be fully deductible. Amounts paid under the PFP Plan counted toward the $1,000,000 limit.

The Compensation Committee
The individuals listed below were the members of Cleco Corporation’s Compensation Committee throughout 2015 and up until the effective date of the Merger on April 13, 2016.

Compensation Committee of
Cleco Corporation
(2015 through April 13, 2016)
Logan W. Kruger, Chair
Peter M. Scott III
William H. Walker
William L. Marks

CLECO
CLECO POWER	2016 FORM 10-K

Executive Officers’ Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)
A	B	C	D	E	F	G	H	I	J
Darren J. Olagues,(1)	2016	$502,658	$0	$0	$0	$0	$829,173	$790,256	$2,122,087
President and CEO	2015	$400,800	$0	$368,904	$0	$222,745	$14,921	$39,223	$1,046,593
	2014	$389,423	$0	$509,068	$0	$278,850	$1,205,650	$42,809	$2,425,800

Terry L. Taylor,(2)	2016	$219,051	$0	$0	$0	$129,353	$202,970	$219,872	$771,246
Chief Financial Officer

Anthony L. Bunting,(2)	2016	$225,627	$0	$0	$0	$137,127	$698,496	$240,627	$1,301,877
Chief Administrative Officer

William G. Fontenot,(2)	2016	$279,625	$0	$0	$0	$186,907	$308,118	$351,738	$1,126,388
Chief Operating Officer

Keith D. Crump,(2)	2016	$257,500	$0	$0	$0	$213,827	$160,794	$355,395	$987,516
Chief Commercial Officer

FORMER EXECUTIVE OFFICERS:
Bruce A. Williamson,	2016	$240,692	$0	$0	$0	$0	$3,275,840	$7,618,463	$11,134,995
Former President & CEO	2015	$745,000	$0	$1,461,526	$0	$636,975	$0	$256,805	$3,100,306
	2014	$743,846	$0	$2,077,315	$0	$819,500	$2,709,379	$260,481	$6,610,521

Thomas R. Miller,	2016	$99,831	$0	$0	$0	$44,324	$0	$1,111,716	$1,255,871
Former SVP - CFO & Treasurer	2015	$308,308	$0	$193,481	$0	$131,802	$117,859	$16,730	$768,180
	2014	$299,231	$0	$267,005	$0	$165,000	$1,372,794	$11,872	$2,115,902

July P. Miller,	2016	$109,140	$0	$0	$0	$42,846	$792,422	$833,644	$1,778,052
Former SVP - Corporate Services & Information Technology	2015	$298,301	$0	$187,051	$0	$127,409	$36,402	$34,145	$683,308
	2014	$289,423	$0	$258,109	$0	$159,500	$859,654	$26,209	$1,592,895

Wade A. Hoefling,	2016	$96,503	$0	$0	$0	$42,846	$187,861	$1,023,959	$1,351,169
Former SVP - General Counsel & Director Regulatory Compliance	2015	$298,301	$0	$187,051	$0	$127,409	$53,154	$33,821	$699,736
	2014	$289,615	$0	$258,109	$0	$159,500	$887,456	$35,432	$1,630,112

(1)
Mr. Olagues resigned from the Company effective February 8, 2017. As of the date of this report, no severance arrangements have been entered into in connection with his departure. Any severance arrangement, which could include payment of a non-equity incentive plan bonus for 2016, will be disclosed in a subsequent filing.

(2)	Ms. Taylor, Mr. Bunting, Mr. Crump, and Mr. Fontenot were promoted to Chief officer positions following the merger and were not classified as named executives previously.

(3)
Amounts in this column include the change in pension value year over year. For 2016, this amount includes the change in pension value from 2015 to 2016. Negative changes in the pension value year over year are reported as $0.

General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014 (the “named executives” or “named executive officers”). The table also includes former officers, who would have been named executives had they not left the Company in connection with the Merger. Compensation components represent both payments made to the named executive officers during the year and other forms of compensation, as follows:

•
Column C, “Salary;” Column D, “Bonus;” Column G, “Non-Equity Incentive Plan Compensation;” and Column I, “All Other Compensation” represent cash compensation earned by the named executive in 2016, 2015 or 2014.

•
Awards shown in Column E, “Stock Awards” and Column F, “Option Awards” represent non-cash compensation items which may or may not result in an actual award being received by the named executive, depending on the nature and timing of the grant and until certain performance objectives are achieved.

•
The amounts shown in Column H, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2016, 2015 and 2014 under the Pension Plan and SERP. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Pension Plan and Employee Benefits.” The 2016 changes shown in Column H are due to the actuarial impact from a decrease in the discount rate used to calculate future benefits under the Pension Plan and SERP. Negative changes, if any, are reported as zero. This compensation will be payable to the

CLECO
CLECO POWER	2016 FORM 10-K

named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “Decisions Made in 2016 with Regard to Each Compensation and Benefit Component — Base Salary” in the CD&A. In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2016, 2015 and 2014 base pay made by Ms. Miller pursuant to the Deferred Compensation Plan also is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to the Leadership Development and Compensation Committee typically on an annual basis, and if approved, usually are implemented in January. Base salary changes made in 2016 for our named executives and the reasons for those changes are discussed in “Decisions Made in 2016 with Regard to Each Compensation and Benefit Component — Base Salary” in the CD&A.

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2016, 2015, or 2014. No such awards were earned in 2016, 2015, or 2014 by the named executive officers.

Stock Awards
Column E reflects grants and awards of Cleco Corporation common stock made to the named executive officers. Such grants and awards include annual performance-based restricted stock, as well as time-based service award grants. There were no stock grants or awards made in 2016. For 2015, Column E includes the grant date fair value calculated under GAAP for the three-year performance cycle beginning January 1, 2015 and ending December 31, 2017. For 2014, Column E includes the grant date fair value calculated under GAAP for the performance-based award covering the three-year performance cycle beginning January 1, 2014 and ending December 31, 2016.
The dollar value of the LTIP grants in Column E is based on the grant date fair value as required by FASB, and does not represent cash compensation received by the named executives during 2015 or 2014. The value was determined by the Company’s actuary (Willis Towers Watson) and reflected a “fair value” estimate using a Monte Carlo simulation over the requisite performance cycle based on Cleco Corporation’s historical stock price volatility and dividend yield data compared to each company in the Proxy Peer Group. For the three performance-based cycles applicable to Column E, the grant date fair value of Cleco common stock was $45.60 for the 2015 to 2017 cycle and $54.58 for the 2014 to 2016 cycle.

Option Awards
Column F, “Option Awards” reflects the grant date fair value for grants made to executive officers in 2016. No stock options were granted to our named executive officers during 2016, 2015 or 2014.

Non-Equity Incentive Plan Compensation
Column G, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2016 and paid in March 2017; earned during 2015 and paid in December 2015 and/or March 2016; and earned during 2014 and paid in December 2014 and/or March 2015 under the PFP Plan. Deferral of annual cash incentive payments made by Mr. Fontenot and Mr. Hoefling pursuant to the Deferred Compensation Plan also is included in Column G and is further detailed in the “Nonqualified Deferred Compensation” table.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column H represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2016, 2015 and 2014 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2016, 2015, and 2014; rather, these amounts represent the present value of future retirement payments we project will be made to each named executive. Changes in the present value of the Pension Plan and SERP benefits from December 31, 2015 to December 31, 2016; from December 31, 2014 to December 31, 2015; and from December 31, 2013 to December 31, 2014 result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column H are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Leadership Development and Compensation Committee in conjunction with their annual tally sheet analysis. An explanation of why the Company uses SERP and its relationship to other compensation elements can be found in SERP.
Column H also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2016, 2015 and 2014.

All Other Compensation
Payments made to or on behalf of our named executive officers in Column I, “All Other Compensation,” include the following:

•	Contributions by Cleco under the 401(k) Savings Plan on behalf of the named executive officers;

•	Term life insurance premiums paid for the benefit of the named executive officers;

•	For 2016, the cash payout of restricted shares settled at the closing in accordance with the terms of the Merger agreement;

•
For 2016, 2015, and 2014, accumulated dividends paid for the LTIP three-year performance cycles ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively, as well as dividends paid on restricted shares settled at the closing of the Merger;

CLECO
CLECO POWER	2016 FORM 10-K

•	For 2016, for former executives, cash payout of vacation and floating holiday balances upon termination;

•	For Mr. Williamson, the purchase of his secondary home in accordance with his employment agreement following the close of the Merger;

•	For Messrs. Miller and Hoefling, the purchase of their primary homes in accordance with the Executive Severance Plan;

•	For 2016, for former executives, cash severance payments; and

•	Federal Insurance Contributions Act (“FICA”) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

The value of the Column I items for 2016 for each named executive officers is as follows:

	Mr. Olagues	Ms. Taylor	Mr. Bunting	Mr. Fontenot	Mr. Crump	Mr. Williamson	Mr. Miller	Ms. Miller	Mr. Hoefling
Cleco Contributions to 401(k) Savings Plan	$9,233	$8,748	$9,762	$10,600	$8,451	$15,900	$7,587	$5,280	$4,890
Taxable Group Term Life Insurance	158	1,382	830	350	830	277	277	277	0
Merger Payout of Restricted Shares	708,127	188,258	208,025	309,574	309,574	3,697,387	371,422	359,074	359,074
Accumulated Dividends Paid on LTIP	72,738	18,582	20,801	30,287	36,540	363,784	30,721	41,269	35,732
Vacation Payout at Termination	0	0	0	0	0	55,402	19,812	19,915	16,854
Home Purchase	0	0	0	0	0	374,668	276,413	0	147,146
Severance Pay	0	0	0	0	0	2,970,000	357,676	389,506	391,340
FICA Tax on SERP	0	2,902	1,209	927	0	141,045	47,808	18,323	68,923
Total Other Compensation	$790,256	$219,872	$240,627	$351,738	$355,395	$7,618,463	$1,111,716	$833,644	$1,023,959

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards (PFP Plan)(2)			Estimated Future Payments Under Equity Incentive Plan Awards (LTIP)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
A	B	C	D	E	F	G	H	I	J
Mr. Olagues(1)		$0	$621,105	$1,242,210	$0	$0	$0	$0	$0
Ms. Taylor(1)		$0	$166,424	$332,848	$0	$0	$0	$0	$0
Mr. Bunting(1)		$0	$172,622	$345,244	$0	$0	$0	$0	$0
Mr. Fontenot(1)		$0	$228,761	$457,522	$0	$0	$0	$0	$0
Mr. Crump(1)		$0	$213,827	$427,654	$0	$0	$0	$0	$0
Mr. Williamson		$0	$745,000	$1,490,000	$0	$0	$0	$0	$0
Mr. Miller		$0	$154,500	$309,000	$0	$0	$0	$0	$0
Ms. Miller		$0	$149,350	$298,700	$0	$0	$0	$0	$0
Mr. Hoefling		$0	$149,350	$298,700	$0	$0	$0	$0	$0
(1) Targets based on salary following mid-year promotions related to the Merger.
(2) For current named executives, includes target awards for the Retention Bonus Plan.

General
The target values for each of the Company’s incentive plans — PFP Plan and LTIP — are determined as part of the Leadership Development and Compensation Committee’s review of executive officer compensation. The Leadership Development and Compensation Committee’s review supported by data prepared by Pay Governance, includes comparisons of base salary and annual and long-term incentive levels of Cleco executive officers versus the Comparator Group as detailed in “The Executive Compensation Process” in the CD&A. Targets for both the PFP Plan and the LTIP are set as a percentage of base salary and stated in their dollar equivalent in the table above.

Estimated Future Payments under Non-Equity Incentive Plan Awards (PFP Plan)
See “Decisions Made in 2016 with Regard to Each Compensation and Benefit Component — Annual Cash Incentive” in the CD&A for a discussion of our 2016 PFP Plan award calculations.

Estimated Future Payments under Equity Incentive Plan Awards (LTIP)
There were no awards made under the LTIP in 2016.

CLECO
CLECO POWER	2016 FORM 10-K

Pension Benefits

Name	Plan Name(s)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. Olagues	Cleco Corporation Pension Plan	9	$294,930	$0
	Cleco Corporation SERP	9	$3,362,775	$0
Ms. Taylor	Cleco Corporation Pension Plan	16	$1,029,315	$0
	Cleco Corporation SERP	16	$1,804,179	$0
Mr. Bunting	Cleco Corporation Pension Plan	24	$1,280,677	$0
	Cleco Corporation SERP	24	$1,865,252	$0
Mr. Fontenot	Cleco Corporation Pension Plan	30	$1,346,143	$0
	Cleco Corporation SERP	30	$1,617,632	$0
Mr. Crump	Cleco Corporation Pension Plan	27	$1,292,427	$0
	Cleco Corporation SERP	27	$1,702,314	$0
Mr. Williamson	Cleco Corporation Pension Plan	4	$0	$0
	Cleco Corporation SERP	4	$14,373,547	$545,052
Mr. Miller	Cleco Corporation Pension Plan	3	$0	$0
	Cleco Corporation SERP	3	$2,508,964	$105,455
Ms. Miller	Cleco Corporation Pension Plan	31	$1,766,209	$68,758
	Cleco Corporation SERP	31	$2,801,716	$108,954
Mr. Hoefling	Cleco Corporation Pension Plan	9	$520,148	$23,997
	Cleco Corporation SERP	9	$3,760,159	$173,474

General
The Company provides executive officers who meet certain tenure requirements benefits from the Pension Plan and SERP. Vesting in the Pension Plan requires five years of service with the Company. With the exception of Mr. Williamson and Mr. Miller, each of the named executive officers is fully vested in the Pension Plan. Mr. Williamson and Mr. Miller, both having been hired after August 1, 2007, were not eligible to participate in the Pension Plan and were included in an enhanced 401(k) Savings Plan for those employees hired on or after August 1, 2007.
Vesting in SERP requires ten years of service. As a condition of his employment, Mr. Williamson was subject to a shorter vesting period in SERP, vesting in four years. Under the terms of SERP, automatic vesting occurs upon a Change in Control if a participating executive is involuntarily terminated from the Company. Mr. Miller and Mr. Hoefling received accelerated vesting upon their separation from the Company. Mr. Williamson and Ms. Miller were fully vested in SERP at the time of their separations. Mr. Olagues is the only named executive officer who is not fully vested in SERP.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2016. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 4.27%. Other material assumptions relating to the valuation include use of the RP-2006 Employee and Healthy Annuitant gender distinct mortality tables projected generationally using Scale MP-2016, assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment, with the exception of Mr. Miller and Mr. Hoefling whose benefits are payable as a 10-year certain and life annuity.
The sum of the change in actuarial value of the Pension Plan during 2016 and the change in value of SERP is included in Column H, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

Pension Plan
The Cleco Corporation Pension Plan, restated effective August 1, 2015, is a defined benefit plan funded entirely by employer contributions. Effective August 1, 2007, the Pension Plan was closed to new participants. Employees hired on or after August 1, 2007 are eligible to participate in an enhanced 401(k) Savings Plan. With the exception of Mr. Williamson and Mr. Miller, each of our named executives was hired prior to August 1, 2007.
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Savings Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, the value of benefits accrued or paid (including dividends) under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2016, the amount of earnings was further limited to $265,000 as prescribed by the IRS.
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

CLECO
CLECO POWER	2016 FORM 10-K

The pension factor varies with the retirement year. For 2016, the applicable factor was 1.25%. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $210,000 in 2016. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

SERP
SERP is designed to provide retirement income of 65% of an executive officer’s final compensation at normal retirement, age 65. Final compensation under SERP is based on the sum of the highest annual salary paid during the five years prior to termination of employment and the average of the three highest PFP Plan awards paid to the participant during the preceding 60 months. Final compensation also is determined without regard to the IRS limit on compensation. SERP benefit rate at normal retirement is reduced by 2% per year for each year a participant retires prior to age 65, with a minimum benefit rate of 45% at age 55. The final benefit rate also may be reduced further if a participant separates from service prior to age 55. This actuarially determined reduction factor is equivalent to that used in our Pension Plan, which is 3% for each year from age 55 to 62. For example, if a SERP participant were to terminate service at age 50 and start receiving his or her SERP benefit at age 55, his or her SERP benefit rate would be 35.6%. This is the product of the minimum SERP benefit of 45% reduced by another 21% for early commencement. The actual SERP benefit payments are reduced if a participant is to receive benefit payments from our Pension Plan, has received certain employer contributions related to our 401(k) Savings Plan and/or is eligible to receive retirement-type payments from former employers and subsequent employers, if applicable. Messrs. Olagues, Williamson, Miller, and Hoefling will receive reduced payments from SERP because of retirement-type payments to be received from former employers.
SERP provides survivor benefits, which are payable to a participant’s surviving spouse or other beneficiary. SERP also contains a supplemental death benefit that was added in 1999 to reflect market practice. If a SERP participant dies while actively employed, the amount of the supplemental death benefit is equal to the sum of two times the participant’s annual base salary as of the date of death and the participant’s target bonus payable under the PFP Plan for the year in which death occurs. If a participant dies after termination of employment, the supplemental benefit is equal to the sum of the participant’s final annual base salary and target bonus payable under the PFP Plan for the year in which the participant retired or otherwise terminated employment. The supplemental death benefit is not dependent on years of service.
In July 2014, Cleco Corporation’s Board of Directors closed SERP to new participants. In August 2016, the Company’s Board of Managers voted to freeze salary and bonus components used in the final compensation calculation as of December 31, 2017 for three current participants including Mr. Olagues. With regard to other current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue.

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of December 31, 2016. Amounts shown for former executives reflect actual payments.

	Estimated Payments at Age 55 (or actual attained age if greater than 55)
	Pension	SERP	Total
Mr. Olagues	$27,120	$217,200	$244,320
Ms. Taylor	$59,448	$118,044	$177,492
Mr. Bunting	$76,884	$88,776	$165,660
Mr. Fontenot	$90,084	$60,012	$150,096
Mr. Crump(1)	$78,935	$132,677	$211,612
Mr. Williamson(2)	$0	$817,577	$817,577
Mr. Miller(2)	$0	$158,183	$158,183
Ms. Miller(2)	$103,137	$163,432	$266,569
Mr. Hoefling(2)	$35,995	$260,211	$296,206
(1) Mr. Crump retired from the Company on December 31, 2016. The amounts reflected in the table represent actual payments to him beginning January 1, 2017.
(2) Payments for former executive named executive officers represent actual payments beginning May 1, 2016.

CLECO
CLECO POWER	2016 FORM 10-K

Nonqualified Deferred Compensation

Name	Executive officer contributions in 2016 ($)(1)	Company contributions in 2016 ($)	Aggregate earnings in 2016 ($) (2)	Aggregate withdrawals/ distributions in 2016 ($)	Aggregate balance at December 31, 2016 ($)(3)
A	B	C	D	E	F
Mr. Olagues	$0	$0	$0	$0	$0
Ms. Taylor	$0	$0	$0	$0	$0
Mr. Bunting	$0	$0	$0	$0	$0
Mr. Fontenot	$9,151	$9,151	$72,766	$0	$807,525
Mr. Crump	$0	$0	$0	$0	$0
Mr. Williamson	$0	$0	$0	$0	$0
Mr. Miller	$0	$0	$0	$0	$0
Ms. Miller	$1,731	$1,731	$6,676	$12,391	$115,713
Mr. Hoefling	$41,450	$41,450	$109,644	$0	$1,337,997
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2016 and are included in the amounts shown in Columns C and G, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.

Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Mr. Fontenot and Ms. Miller elected to participate in the Deferred Compensation Plan during 2016. Deferrals made by Mr. Hoefling relate to a 2015 election to defer receipt of his 2015 PFP bonus which was partially paid in 2015 and partially paid in 2016. All deferral elections for 2016 were made prior to the beginning of 2016 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
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

Potential Payments at Termination or Change in Control
The following tables “Potential Payments at Termination or Change in Control” detail the estimated value of payments and benefits provided to each of our named executive officers assuming the following separation events occurred as of December 31, 2016: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. The Company has selected these events based on long-standing provisions in our employee benefit plans such as the Pension Plan and 401(k) Savings Plan, or because their use is common within the industry and Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the PFP Plan, LTIP, and SERP.
At its October 2011 meeting, the Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014 and July 2015, the Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2016, all of the named executive officers, other than the former executive officers, were covered by the Executive Severance Plan,
The following narrative describes the type and form of payments and benefits for each separation event. The tables under “Potential Payments at Termination or Change in Control” provide an estimate of potential payments and benefits to each named executive officer under each separation event. Throughout this section, reference to “executive officers” is inclusive of named executive officers.

Termination by the Executive
If an executive officer resigns voluntarily, no payments are made or benefits provided other than those required by law.

Disability
Annual disability benefits are payable when a total and permanent disability occurs and are paid until the executive officer’s normal retirement age, which is age 65. This benefit is provided under SERP and is paid regardless of whether the executive was vested in SERP at the time of disability. At age 65, a disabled executive is eligible to receive annual retirement benefits under the Pension Plan, for those who are participants, and SERP as outlined under the headings “Pension Plan” and “SERP,” respectively. The executive officer also is eligible to receive a one-time, prorated share of the current year’s PFP Plan award and a prorated award for each LTIP performance cycle in which he/she participates to the extent those performance cycles award at their completion.

Death
A prorated share of the current year’s PFP Plan award and a supplemental death benefit provided from SERP are paid to an executive officer’s designated beneficiary in the event of death

CLECO
CLECO POWER	2016 FORM 10-K

in service. Both are one-time payments. The executive officer’s designated beneficiary also is eligible to receive a prorated award for each LTIP performance cycle in which the executive officer participates to the extent those performance cycles award at their completion.
Annual survivor benefits are payable to an executive officer’s surviving spouse for his/her life, or if there is no surviving spouse, to the executive officer’s designated beneficiary for a period of ten years or, if no designated beneficiary is named, to the executive officer’s estate for a period of ten years. Amounts are calculated under the provisions of the Pension Plan and SERP. Please see the discussion under the headings “Pension Plan” and “SERP,” respectively, as well as SERP provisions relating to death while in service. Survivor benefits are paid from SERP regardless of vested status in SERP at the time of death. The SERP supplemental death benefit is paid only to executives who were employed by the Company on or after December 17, 1999. All of our named executives are eligible for the death benefit.

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

Constructive Termination
Payments made and benefits provided upon a constructive termination are ordinarily greater than payments made on account of an executive officer’s retirement, death or disability because separation effectively is initiated by the Company. Certain payments are made contingent upon the execution of a waiver, release and covenants agreement in favor of the Company. Constructive termination also may be initiated by an executive officer if there has been (i) a material reduction in his/her base compensation, other than a reduction uniformly applicable to all executive officers; and (ii) a contemporaneous, material reduction in his/her authority, job duties, or responsibilities.
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

(ii) intentional damage to Company property, including the wrongful disclosure of its confidential information; (iii) intentional refusal to perform the essential duties of his/her position; (iv) failure to fully cooperate with government or independent agency investigations; (v) conviction of a felony or crime involving moral turpitude; (vi) willful or reckless violation of the material provisions of Cleco’s Code of Conduct; or (vii) willful or reckless violation of rules related to the Sarbanes-Oxley Act or rules adopted by the SEC. No payments, other than those required by law, are made or benefits provided under the terms of the Williamson Agreement or under the Executive Severance Plan if an executive officer is terminated for cause. If an executive officer is vested in SERP, that benefit is forfeited. The value of that forfeiture is shown as a negative number in the separation payments tables.

Change in Control
The term “Change in Control” was defined in the LTIP. One or more of the following triggering events constitute a Change in Control:

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

CLECO
CLECO POWER	2016 FORM 10-K

Except as described below, payments are made and benefits provided only if an executive’s employment is terminated during the 60-day period preceding or the 24-month period following the Change in Control (commonly referred to as a “double-trigger” design).
Termination must be involuntary and by the Company without cause or initiated by the executive on account of “Good Reason.” The term “Good Reason” means that the named executive officer (i) suffers a significant reduction in base compensation or a significant reduction in other benefits; (ii) experiences a significant reduction in authority, job duties and responsibilities; (iii) is required to be away from his/her office significantly more in order to perform his/her job duties; or (iv) experiences a change in job location of more than 60 miles. “Good Reason” may not be initiated by the executive based on the fact that the Company is no longer publicly traded. No event or condition will constitute “Good Reason” unless (a) the named executive officer gives the Company written notice of his/her objection to such event or condition within 60 days after he/she first learns of it, (b) such event or condition is not promptly corrected by the Company, but in no event later than 30 days after receipt of such notice, and (c) the executive resigns his/her employment with the Company not more than 60 days following the expiration of the 30-day period described in subparagraph (b). The executive also must satisfy the conditions included in the waiver, release and covenants agreement defined in the Executive Severance Plan.
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
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2016. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under our PFP Plan and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the PFP Plan, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Form 10-K are assumed to occur in the past, as of December 31, 2016.

Mr. Olagues

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$550,000	$0	$1,605,086
Annual Cash Bonus	0	467,631	467,631	467,631	467,631	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	50,000	0	0
Present Value of Incremental SERP Payments	0	6,548,700	4,336,163	0	0	0	3,380,296
SERP Supplemental Death Benefit	0	0	1,332,044	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	18,213	0	24,285
Total Incremental Value	$0	$7,016,331	$6,135,838	$467,631	$1,085,844	$0	$5,093,167

Ms. Taylor

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$230,000	$0	$610,722
Annual Cash Bonus	0	122,603	122,603	122,603	122,603	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	199,551	779,097	0	0	(1,962,417)	415,070
SERP Supplemental Death Benefit	0	0	525,722	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	12,031	0	16,042
Total Incremental Value	$0	$322,154	$1,427,422	$122,603	$389,634	$(1,962,417)	$1,125,334
(1) As of December 31, 2016, Ms. Taylor was vested in SERP payments, which would be forfeited upon termination for cause.

CLECO
CLECO POWER	2016 FORM 10-K

Mr. Bunting

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$230,000	$0	$637,398
Annual Cash Bonus	0	136,194	136,194	136,194	136,194	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	425,990	1,036,506	0	0	(1,660,563)	484,251
SERP Supplemental Death Benefit	0	0	541,505	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	15,255	0	20,340
Total Incremental Value	$0	$562,184	$1,714,205	$136,194	$406,449	$(1,660,563)	$1,225,489
(1) As of December 31, 2016, Mr. Bunting was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Fontenot

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$290,000	$0	$826,744
Annual Cash Bonus	0	184,884	184,884	184,884	184,884	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	1,462,257	1,508,060	0	0	(1,061,426)	1,211,219
SERP Supplemental Death Benefit	0	0	699,063	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	13,341	0	17,788
Total Incremental Value	$0	$1,647,141	$2,392,007	$184,884	$513,225	$(1,061,426)	$2,139,251
(1) As of December 31, 2016, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Crump

Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$257,500	$0	$764,624
Annual Cash Bonus	0	213,827	213,827	213,827	213,827	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	510,120	1,130,931	0	0	(2,049,675)	592,903
SERP Supplemental Death Benefit	0	0	643,750	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	18,213	0	24,285
Total Incremental Value	$0	$723,947	$1,988,508	$213,827	$514,540	$(2,049,675)	$1,465,312
(1) As of December 31, 2016, Mr. Crump was vested in SERP payments, which would be forfeited upon termination for cause.

DIRECTOR COMPENSATION

2016 Director Compensation

Name(1)	Fees Earned or Paid in Cash and/ or Stock ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A	B	C	D	E	F	G	H
Vicky A. Bailey	$96,429	$0	$0	$0	$0	$0	$96,429
Rick Gallot	$92,857	$0	$0	$0	$0	$0	$92,857
Randy Gilchrist	$92,857	$0	$0	$0	$0	$0	$92,857
Elton R. King	$99,286	$0	$0	$0	$0	$2,084	$101,370
Logan W. Kruger	$99,286	$0	$0	$0	$0	$2,084	$101,370
William L. Marks	$102,143	$0	$0	$0	$0	$2,084	$104,227
Peggy Scott	$135,307	$0	$0	$0	$0	$0	$135,307
Peter M. Scott III	$100,000	$0	$0	$0	$0	$2,084	$102,084
Melissa Stark	$3,750	$0	$0	$0	$0	$0	$3,750
Shelley Stewart, Jr.	$99,286	$0	$0	$0	$0	$2,084	$101,370
Bruce Wainer	$92,857	$0	$0	$0	$0	$0	$92,857
William H. Walker, Jr.	$96,429	$0	$0	$0	$0	$2,241	$98,670
(1) Mr. Olagues was also a named executive officer and his compensation is included in the Compensation-Summary Compensation Table. He did not receive any additional compensation for his service on the boards. Messrs. Agnew, Chapman, Dinneny, Fay, Kendircioglu, Leslie, Turner and Webb were appointed to the boards by the Owner Group and do not receive additional compensation for their service on the boards.
(2) There were no stock awards in 2016. There were no shares of Cleco Corporation common stock awarded under the LTIP that were restricted as of December 31, 2016.
(3) No stock options were granted to directors in 2016. There were no option awards held by directors and outstanding as of December 31, 2016.

CLECO
CLECO POWER	2016 FORM 10-K

General
Column B, “Fees Earned or Paid in Cash and/or Stock;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash compensation earned and/or received in 2016.
A non-management director may elect to participate in the Company’s Deferred Compensation Plan and defer the receipt of all or part of his or her fees. Benefits are equal to the amount credited to each director’s individual account based on compensation deferred plus applicable investment returns as specified by the director upon election to participate in the plan. Investment options are similar to those provided to participants in the 401(k) Savings Plan. Funds may be reallocated between investments at the discretion of the director. Accounts, which may be designated separately by deferral year, are payable in the form of a single-sum payment or in the form of substantially equal annual installments, not to exceed 15, when a director ceases to serve on the board of directors or attains a specified age.

Fees Earned or Paid in Cash and/or Stock
Directors who are Cleco employees or who are appointed to Cleco’s board by the Owner Group receive no additional compensation for serving as a director. In 2016, compensation for non-management and for non-Owner Group appointed directors included annual retainer fees and insurance benefits under a group accidental death and dismemberment plan.
Prior to the Merger date, each non-management director received an annual cash retainer of $75,000 and an additional annual cash fee of $10,000 if the director was a chair of a committee other than the Audit Committee. The chair of the Audit Committee received an additional fee of $12,500. The lead director received an additional cash retainer in the amount of $20,000. As explained under “Stock Awards,” prior to 2016, each non-management director also received an annual award of Cleco Corporation common stock valued at $75,000. Pursuant to the terms of the Merger Agreement, this award was not made in 2016 and, instead, each non-management director received an additional cash payment of $75,000.
After the Merger date, each manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, receives an annual cash retainer of $130,000. Ms. Stark receives an annual cash retainer of $3,750. Each committee chair who is not a Cleco employee or appointed by the Owner Group receives an additional annual retainer of $20,000, and the non-management chair of the boards receives an additional annual retainer of $50,000.
Directors are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Prior to 2014, Mr. Walker made elections to defer his fees. The amounts of dividends credited to his deferred fees account balance in 2016, with respect to Cleco common stock held in the Company’s Deferred Compensation Plan, was $8,420. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2016.
Cleco reimburses directors for travel and related expenses incurred for attending meetings of Cleco’s board of directors and board committees, including travel costs for spouses/companions.

Stock Awards
Prior to 2016, each non-management director received an annual stock award of Cleco Corporation common stock valued at $75,000, not to exceed 10,000 shares of stock. The grant date of the annual stock award was the date of the January board meeting each year, and the valuation date of the stock was the first trading day of the year. Directors were not required to provide any consideration in exchange for the annual stock award. Pursuant to the terms of the Merger Agreement, this stock award was not made to directors in 2016.

Option Awards
Amounts in Column D, “Option Awards,” would reflect grants made to the Company’s directors, providing them the opportunity to purchase shares of Cleco Corporation common stock at some future date at the fair market value of the stock on the date of the grant. No stock options were granted to directors in 2016, and Cleco’s common stock was eliminated when the Merged closed in April 2016.

Non-Equity Incentive Plan Compensation
There were no non-equity incentive plan awards to the Company’s directors in 2016.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
Column F would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2015. Cleco does not provide its directors with a pension plan.

All Other Compensation
Column G, “All Other Compensation,” includes the following:

•
Dividends paid on any restricted stock awards granted under the LTIP and not yet vested. Prior to the Merger date, dividends on restricted stock were paid quarterly and at the same rate as dividends on shares of Cleco Corporation common stock. Dividends were paid in cash or reinvested in additional shares, at the election of each director. This column also includes dividends paid on deferred restricted stock awards. Dividends on deferred restricted shares of Cleco Corporation common stock were not paid in cash, but instead were credited as units to the director’s deferred compensation account. The value of dividends credited in 2016 is reflected in the “Deferred Units on Deferred Restricted Stock” column below.

•	Expenses incurred for spousal/companion travel on Cleco business.

The values of the two “All Other Compensation” items are summarized in the chart that follows:

Name	Dividends on Restricted Stock	Deferred Units on Deferred Restricted Stock	Spousal/ Companion Travel	Total Other Compensation
Mr. King	$2,084	$0	$0	$2,084
Mr. Kruger	$2,084	$0	$0	$2,084
Mr. Marks	$2,084	$0	$0	$2,084
Mr. Scott	$2,084	$0	$0	$2,084
Mr. Stewart	$2,084	$0	$0	$2,084
Mr. Walker	$0	$2,084	$157	$2,241

Cleco also provides its directors who are not employed by Cleco or appointed by the Owner Group with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained

CLECO
CLECO POWER	2016 FORM 10-K

by Cleco Power. The total 2016 premium for all coverage (exempt employees, officers and directors) under this plan was $16,573.

Vesting of Cleco Common Stock
Under the terms of the Merger Agreement, each unvested share of restricted stock granted pursuant to any equity incentive plan or arrangement of Cleco Corporation became vested in full and was converted into the right to receive a payment in cash equal to $55.37 per share upon closing of the Merger. As a result of the Merger, the following unvested shares of restricted stock granted to members of Cleco Corporation’s board of directors prior to the Merger date became vested in full: Mr. King: 5,211; Mr. Kruger: 5,211; Mr. Marks: 5,211; Mr. Scott: 5,211; and Mr. Stewart: 5,211. Mr. Walker deferred his restricted stock awards, and restrictions on 10,027 deferred restricted units owned by him lapsed as a result of the Merger.

Interests of the Board of Directors
In 2016, no non-management member of Cleco’s board performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s board.

Report of the Leadership Development and Compensation Committee
The Leadership Development and Compensation Committee of the boards of managers (see “Boards of Managers of Cleco” above and “Director Independence and Related Party Transactions” below), includes five managers, one of whom meet the additional requirements for independence which were adopted by the Board. The Leadership Development and Compensation Committee operates under a written charter last revised in August 2016, a copy of which is posted on Cleco’s web site at www.cleco.com; About Us; Leadership; Board Committees. A copy of this charter also is available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
The Leadership Development and Compensation Committee was constituted following the closing of the Merger in April 2016. The Committee is directly responsible for (i) evaluating and establishing Cleco’s compensation and benefits philosophy as it relates to officers and other key employees; (ii) establishing associated compensation and benefit plans and compensation and benefits levels of Cleco’s officers and other key employees; (iii) retaining an independent consultant to advise the Leadership Development and Compensation Committee on executive officers’ compensation and benefit practices in Cleco’s industry and peer group comparisons; (iv) annually evaluating the performance of the CEO in light of Cleco’s goals and objectives; (v) reviewing the CD&A with management and approving its content; and (vi) annually evaluating its own performance.
The Leadership Development and Compensation Committee held five meetings following the closing of the Merger, three of which were telephonic meetings, at which the above listed responsibilities were addressed. During each of its meetings, the Leadership Development and Compensation Committee also met with its third-party consultant independent of management.
Based on the review and discussions referred to above, the Leadership Development and Compensation Committee recommended to the Company’s Boards of Managers that the CD&A (including the “Pre-Merger Compensation Discussion and Analysis”) and related required compensation disclosure tables be included in the Company’s 2016 Form 10-K and filed with the SEC.

The Leadership Development and Compensation Committee of the Boards of Managers of Cleco Group, Cleco Holdings and Cleco Power

Christopher Leslie, Chair
Andrew Chapman
Rick Gallot
Lincoln Webb

Compensation Committee Interlocks and Insider Participation
The members of the Leadership Development and Compensation Committee are set forth above. There are no matters relating to interlocks or insider participation of the Leadership Development and Compensation Committee members that Cleco is required to report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Management and Certain Beneficial Owners
Upon the closing of the Merger on April 13, 2016, all shares of Cleco Corporation common stock were exchanged for consideration of $55.37 per share. Following the closing of the Merger, there are no longer any outstanding shares of Cleco Corporation common stock.

Equity Compensation Plan Information
As a result of the completion of the Merger on April 13, 2016, all compensation plans under which equity securities of Cleco

Corporation were authorized for issuance were terminated. For more information on compensation plans using equity securities, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Common Stock.” For more information about the Merger, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.” This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

CLECO
CLECO POWER	2016 FORM 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence and Related Party Transactions
Cleco’s boards of managers have adopted categorical standards to assist them in making determinations of managers’ independence. These categorical standards are posted on Cleco’s web site at www.cleco.com; Leadership-Governance Guidelines. A copy of the standards is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000. The boards of managers have determined that Rick Gallot (member of the boards of Cleco Group, Cleco Holdings and Cleco Power), Randy Gilchrist (member of the boards of Cleco Group, Cleco Corporate and Cleco Power), Peggy Scott (member of the boards of Cleco Group, Cleco Corporate and Cleco Power), Melissa Stark (member of the board of Cleco Power), and Bruce Wainer (member of the boards of Cleco Group, Cleco Holdings and Cleco Power) are independent within the meaning of the categorical standards adopted by the boards.
Cleco has no relationships to report under Item 407(a)(3)4.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP (Deloitte) served as the principal accountant from January 1, 2016, until May 12, 2016. On July 22, 2016, Cleco engaged PricewaterhouseCoopers LLP (PwC) as its principal accountant. Aggregate fees for professional services rendered by PwC and Deloitte for the years ended December 31, 2016, and 2015, respectively, were as follows:

	2016	2015
Audit fees	$1,593,855	$1,557,675
Audit related fees	—	43,425
Tax fees	248,548	—
Other fees	951,242	15,720
Total	$2,793,645	$1,616,820

The Audit fees for the year ended December 31, 2016, were for professional fees rendered by PwC for the audits of Cleco’s consolidated financial statements and the review of regulatory documents and other documents filed with the SEC.
The Audit fees for the year ended December 31, 2015, were for professional services rendered by Deloitte for the audits of Cleco’s consolidated financial statements; the audit of the financial statements of certain Cleco subsidiaries; the audit of Cleco’s internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; consents and the issuance of comfort letters; and the review of regulatory documents and other documents filed with the SEC. The Audit fees for 2015 include $0.4 million associated with the 2014 audit of Cleco’s financial statements.
The Audit related fees for the year ended December 31, 2015, were for professional services rendered in connection with state-mandated obligations and procedures associated with the framework issued in 2013 by the Committee of Sponsoring Organizations for the Treadway Commission.
The Tax fees for the year ended December 31, 2016, were for professional services rendered by PwC for tax compliance reviews, tax planning, and tax advice, including assistance with and representation in tax audits. The majority of the Tax fees were incurred prior to PwC being engaged as Cleco’s principal accountant.
The Other fees for the year ended December 31, 2016, were for professional services rendered by PwC for consulting services related to various projects. All Other fees were incurred prior to PwC being engaged as Cleco’s principal accountant.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. During 2016, all of the audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC. One percent of the non-audit services were pre-approved by the Audit Committee, as the majority of these services were performed by PwC prior to its engagement on July 22, 2016, as Cleco’s principal accountant. During 2015, all of the audit and non-audit services described above were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2016, and 2015, professional services provided for Cleco Power that were directly billed to Cleco Holdings, were allocated to Cleco Power though not billed directly to Cleco Power.

CLECO
CLECO POWER	2016 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firms	48
	Report of Independent Registered Public Accounting Firms	58
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014	51
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	52
	Consolidated Balance Sheets at December 31, 2016, and 2015	53
	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	55
	Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015, and 2014	57
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014	60
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	61
	Cleco Power Consolidated Balance Sheets at December 31, 2016, and 2015	62
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	64
	Cleco Power Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015, and 2014	66
	Notes to the Financial Statements	67
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2016, 2015, and 2014	141
	Condensed Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	142
	Condensed Balance Sheets at December 31, 2016, and 2015	143
	Condensed Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	144
	Notes to the Condensed Financial Statements	145
	Schedule II — Valuation and Qualifying Accounts
	Cleco	147
	Cleco Power	147

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	137

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

CLECO
CLECO POWER	2016 FORM 10-K

EXHIBITS
Cleco			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(c)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(c)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(c)(4)	Third Supplemental Indenture dated May 24, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/24/16)	4.2
	4(d)	Registration Rights Agreement dated May 17, 2016 between Cleco Corporate Holdings LLC and Mizuho Securities USA Inc., Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc. and Other Initial Purchasers	1-15759	8-K(5/17/16)	4.4
	4(e)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(6)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	10.1
**	10(b)(2)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 1	1-15759	8-K(10/24/14)	10.1
**	10(b)(3)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 2	1-15759	8-K(12/23/14)	10.1
**	10(b)(4)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 3	1-15759	10-Q(6/15)	10.1
**	10(b)(5)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(6)	Cleco Corporation Executive Severance Plan Adjustment to Severance Benefits Agreement between Cleco Corporation and Thomas R. Miller dated March 29, 2016	1-15759	8-K(4/1/16)	10.1
**	10(b)(7)	Cleco Corporation Executive Severance Plan Adjustment to Severance Benefits Agreement between Cleco Corporation and Wade A. Hoefling dated March 29, 2016	1-15759	8-K(4/1/16)	10.2
**	10(b)(8)	Cleco Corporation Executive Severance Plan Adjustment to Severance Benefits Agreement between Cleco Corporation and Judy P. Miller dated March 29, 2016	1-15759	8-K(4/1/16)	10.4
**	10(b)(9)	Letter Agreement, dated March 29, 2016, between Bruce A. Williamson and Cleco Corporation	1-15759	8-K(4/1/16)	10.3
	10(c)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and Cleco	1-05663	10-K(1997)	10(m)
	10(d)(1)	Cleco Corporation Pay for Performance Plan	1-15759	10-K(2011)	10(g)(4)
	10(d)(2)	Cleco Corporation Pay for Performance Plan, As Amended and Restated December 3, 2012	1-15759	10-K(2012)	10(f)(5)
**	10(e)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(e)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(e)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
	10(e)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
	10(e)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(e)(6)	Form of Cleco Corporate Holdings LLC Retention Bonus Plan for calendar years 2016 and 2017	1-15759	8-K(7/5/16)	10.1
	10(f)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1

CLECO
CLECO POWER	2016 FORM 10-K

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(f)(2)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(3/26/13)	10.1
	10(f)(3)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Corporation, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(10/17/13)	10.1
	10(f)(4)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(f)(5)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(f)(6)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporation Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(4/19/16)	10.1
	10(f)(7)	Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(7/1/16)	10.1
	10(g)	Acadia Power Partners, LLC – Third Amended and Restated Limited Liability Company Agreement dated February 23, 2010	1-15759	10-K(2010)	10(j)
	10(h)	Form of the Cleco Corporation 2014 Recovery Agreement Pay for Performance Plan, effective December 22, 2014	1-15759	8-K(12/23/14)	10.2
	10(i)(1)	Form of Board of Managers Services Agreement, dated as of April 13, 2016	1-15759	8-K(4/19/16)	10.3
	10(i)(2)	Form of Consulting Agreement, by and between Cleco Corporation and each of Thomas R. Miller, Wade A. Hoefling, and Judy P. Miller, dated as of April 13, 2016	1-15759	10-Q(3/16)	10.9
*	10(j)
Cleco Corporate Holdings LLC Separation Agreement by and between Cleco Power LLC, including its parent, Cleco Corporate Holdings LLC, and each of their respective subsidiaries and affiliates and Keith D. Crump

*	10(k)	Interim Executive Employment Agreement, effective February 8, 2017, by and between Peggy Scott and Cleco Group LLC
*	12(a)	Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2016
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2016 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.2
	3(b)	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.3
	3(c)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(d)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	401(k) Savings and Investment Plan Trust Agreement dated as of August 1, 1997, between UMB Bank, N.A. and the Company	1-05663	10-K(1997)	10(m)
	10(b)(2)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 1, Effective January 1, 1999	1-05663	10-K(2009)	10(b)(3)
	10(b)(3)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 2, Effective January 1, 2004	1-05663	10-Q(6/04)	10(b)
	10(b)(4)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 3, Effective October 1, 2005	1-05663	10-Q(9/05)	10(e)
	10(b)(5)	401(k) Savings and Investment Plan, Stock Trust Agreement, Amendment Number 4 (designated as Amendment Number 3 in exhibit 10(b), Effective January 1, 2007	1-05663	10-Q(3/07)	10(b)
	10(b)(6)	401(k) Savings and Investment Plan, As Amended and Restated Generally Effective December 1, 2015	1-05663	10-K(2015)	10(b)6)
	10(b)(7)	401(k) Savings and Investment Plan, As Amended and Restated Generally Effective April 13, 2016	1-05663	10-Q(6/16)	10.2
	10(c)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(c)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(c)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(c)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages therto	1-05663	8-K(12/21/16)	10.1
	10(c)(5)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(3/26/13)	10.1
	10(c)(6)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Power LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(10/17/13)	10.2
	10(c)(7)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-05663	8-K(4/19/16)	10.2
	10(d)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(d)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(d)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
	10(e)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
*	10(j)
Cleco Corporate Holdings LLC Separation Agreement by and between Cleco Power LLC, including its parent, Cleco Corporate Holdings LLC, and each of their respective subsidiaries and affiliates and Keith D. Crump

*	12(b)	Computation of Ratios of Earnings to Fixed Charges
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO
CLECO POWER	2016 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Operating expenses
Administrative and general	$375	$319	$1,891	$1,534
Merger transaction costs	23,211	34,912	4,591	17,848
Other operating expense	(382)	624	490	178
Total operating expenses	23,204	35,855	6,972	19,560
Operating loss	(23,204)	(35,855)	(6,972)	(19,560)
Equity income from subsidiaries, net of tax	9,357	21,789	141,636	162,331
Interest, net	(35,151)	(286)	(1,731)	(303)
Other income	1,948	702	17	2,457
Other expense	—	—	(1,142)	(158)
(Loss) income before income taxes	(47,050)	(13,650)	131,808	144,767
Federal and state income tax benefit	(22,937)	(9,690)	(1,861)	(9,972)
Net (loss) income	$(24,113)	$(3,960)	$133,669	$154,739
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Net (loss) income	$(24,113)	$(3,960)	$133,669	$154,739
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $938, $367, and $3,670 and tax benefit of $4,378, respectively)	1,500	587	5,869	(7,001)
Net gain on cash flow hedges (net of tax expense of $0, $37, $132, and $132, respectively)	—	60	211	212
Total other comprehensive income (loss), net of tax	1,500	647	6,080	(6,789)
Comprehensive (loss) income, net of tax	$(22,613)	$(3,313)	$139,749	$147,950
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	AT DEC. 31, 2016	AT DEC. 31, 2015
Assets
Current assets
Cash and cash equivalents	$1,377	$2,236
Accounts receivable - affiliate	7,070	7,669
Other accounts receivable	395	—
Taxes receivable, net	—	14,746
Cash surrender value of trust-owned life insurance policies	57,207	53,821
Total current assets	66,049	78,472
Equity investment in subsidiaries	3,223,920	1,516,310
Tax credit fund investment, net	11,888	13,741
Accumulated deferred federal and state income taxes, net	140,577	123,690
Other deferred charges	1,351	—
Total assets	$3,443,785	$1,732,213

Liabilities and member's equity/shareholders’ equity
Liabilities
Current liabilities
Accounts payable	$3,424	$908
Accounts payable - affiliate	14,521	5,389
Taxes payable, net	13,998	—
Other current liabilities	19,566	10,975
Total current liabilities	51,509	17,272
Postretirement benefit obligations	4,280	5,848
Other deferred credits	1,100	587
Long-term debt	1,340,133	33,665
Total liabilities	1,397,022	57,372
Commitments and contingencies (Note 5)
Member's equity/Shareholders’ equity
Member's equity/Common shareholders’ equity
Membership interest/Common stock(1)	2,069,376	456,412
(Accumulated deficit)/Retained earnings	(24,113)	1,245,014
Accumulated other comprehensive income (loss)	1,500	(26,585)
Total member's equity/common shareholders’ equity	2,046,763	1,674,841
Total liabilities and member's equity/shareholders’ equity	$3,443,785	$1,732,213
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

The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Operating activities
Net cash provided by operating activities	$36,811	$34,904	$128,909	$108,754
Investing activities
Contributions to tax credit fund	—	—	(9,966)	(55,315)
Return of equity investment in tax credit fund	901	476	2,128	2,579
Contribution to subsidiary	(50,000)	—	—	—
Premiums paid on trust-owned life insurance	—	—	(3,607)	(2,831)
Net cash (used in) provided by investing activities	(49,099)	476	(11,445)	(55,567)
Financing activities
Draws on credit facility	—	3,000	57,000	97,000
Payments on credit facility	—	(10,000)	(80,000)	(45,000)
Issuance of long-term debt	1,350,000	—	—	—
Repayment of long-term debt	(1,350,000)	—	—	—
Payment of financing costs	(3,755)	—	—	—
Repurchase of common stock	—	—	—	(12,449)
Dividends paid on common stock	(572)	(24,579)	(97,283)	(95,044)
Contribution from member	100,720	—	—	—
Distributions to member	(88,765)	—	—	—
Other financing	—	—	(14)	—
Net cash provided by (used in) financing activities	7,628	(31,579)	(120,297)	(55,493)
Net (decrease) increase in cash and cash equivalents	(4,660)	3,801	(2,833)	(2,306)
Cash and cash equivalents at beginning of period	6,037	2,236	5,069	7,375
Cash and cash equivalents at end of period	$1,377	$6,037	$2,236	$5,069

Supplementary cash flow information
Interest paid, net of amount capitalized	$26,264	$126	$130	$189
Income taxes paid, net	$4,263	$1	$1,464	$15,013
Supplementary non-cash investing and financing activity
Non-cash contribution to subsidiary, net of tax	$—	$—	$—	$142,880
Non-cash distribution from subsidiary, net of tax	$—	$—	$33,661	$138,080
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2016 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2016, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.09 billion and exceeded 25% of its total consolidated net assets.
Cleco Holdings’ only major, first-tier subsidiary is Cleco Power. Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving Cleco’s traditional retail and wholesale customers.
Prior to March 2014, when Evangeline owned and operated Coughlin, Midstream was also considered a first-tier subsidiary of Cleco Corporation. Subsequent to the transfer of Coughlin from Evangeline to Cleco Power in March 2014, Midstream was no longer considered a first-tier subsidiary.
The accompanying financial statements have been prepared to present the results of operations, financial condition, and cash flows of Cleco Holdings on a stand-alone basis as a holding company. Investments in subsidiaries and other investees are presented using the equity method. These financial statements should be read in conjunction with Cleco’s consolidated financial statements.

Note 2 — Business Combinations
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the Merger, each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the Merger.
For more information regarding the Merger see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”

Note 3 — Debt
At December 31, 2016, and 2015, Cleco Holdings had no short-term debt outstanding.
At December 31, 2016, Cleco Holding’s long-term debt outstanding was $1.34 billion, of which none was due within one year.
In connection with the completion of the Merger, on April 13, 2016, Cleco Holdings entered into a $1.35 billion Acquisition Loan Facility. The Acquisition Loan Facility had a three-year term and a rate of LIBOR plus 1.75% or ABR plus

0.75%. In May and June 2016, Cleco Holdings refinanced the Acquisition Loan Facility with a series of other long-term financings described below.
On May 17, 2016, Cleco Holdings completed the private sale of $535.0 million of 3.743% senior notes due May 1, 2026, and $350.0 million of 4.973% senior notes due May 1, 2046. On May 24, 2016, Cleco Holdings completed the private sale of $165.0 million of 3.250% senior notes due May 1, 2023. On June 28, 2016, Cleco Holdings entered into a $300.0 million variable rate bank term loan due June 28, 2021. Amounts outstanding under the bank term loan bear interest, at Cleco’s option, at a base rate plus 0.625% or LIBOR plus 1.625%. At December 31, 2016, the all-in rate was 2.265%, which was based on the LIBOR rate. The proceeds from the issuance and sale of these notes and term loan were used to repay the $1.35 billion Acquisition Loan Facility. Debt issuance costs of $17.7 million were expensed to merger costs in connection with the repayment of the Acquisition Loan Facility.
The principal amounts payable under long-term debt agreements for each year through 2021 and thereafter are as follows:

(THOUSANDS)
Amounts payable under long-term debt arrangements
For the year ending Dec. 31,
2017	$—
2018	$—
2019	$—
2020	$—
2021	$300,000
Thereafter	$1,050,000

At December 31, 2015, Cleco Holdings had a $250.0 million credit facility. On April 13, 2016, in connection with the completion of the Merger, Cleco Holdings replaced the existing credit facility with a $100.0 million credit facility. The new credit facility has similar terms as the previous facility, including restricted financial covenants, and expires in 2021. At December 31, 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At December 31, 2016, Cleco Holdings was in compliance with the covenants in its credit facility.

Note 4 — Cash Distributions and Equity Contributions
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Holdings by Cleco Power by requiring Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. In addition, the Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings.

CLECO
CLECO POWER	2016 FORM 10-K

The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2016, 2015, and 2014:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Cleco Power	$85,000	$25,000	$135,000	$115,000
Perryville	150	200	500	975
Attala	100	125	350	750
Total	$85,250	$25,325	$135,850	$116,725

During the predecessor period January 1, 2014, through December 31, 2014, Cleco Holdings made a $138.1 million non-cash contribution to Cleco Power related to the transfer of Coughlin from Evangeline to Cleco Power. During the predecessor periods January 1, 2015, through December 31, 2015, and January 1, 2016, through April 12, 2016, Cleco Holdings made no contributions to affiliates. During the successor period April 13, 2016, through December 31, 2016, Cleco Holdings made a contribution of $50.0 million to Cleco Power. During the successor period April 13, 2016, through December 31, 2016, Cleco Holdings received $100.7 million of equity contributions from Cleco Group and made $88.8 million of distribution payments to Cleco Group.

Note 5 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax expense (benefit) for the following line items:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Federal and state income tax benefit	$(22,937)	$(9,690)	$(1,861)	$(9,972)
Equity income from subsidiaries - Federal and state income tax expense	$115	$13,158	$79,565	$77,088

Note 6 — Commitments and Contingencies
For information regarding commitments and contingencies related to Cleco Holdings, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

CLECO
CLECO POWER	2016 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
SUCCESSOR
Period Apr. 13, 2016 to Dec. 31, 2016	$3,336	$4,348	$485	$7,199
PREDECESSOR
Period Jan. 1, 2016 to Apr. 12, 2016	$2,674	$1,163	$501	$3,336
Year Ended Dec. 31, 2015	$922	$2,986	$1,234	$2,674
Year Ended Dec. 31, 2014	$849	$1,980	$1,907	$922
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
SUCCESSOR
Period Apr. 13, 2016 to Dec. 31, 2016	$2,536	$71	$—	$2,607
PREDECESSOR
Period Jan. 1, 2016 to Apr. 12, 2016	$2,801	$—	$265	$2,536
Year Ended Dec. 31, 2015	$3,322	$—	$521	$2,801
Year Ended Dec. 31, 2014	$1,236	$4,133	$2,047	$3,322
Restricted Storm Reserve
SUCCESSOR
Period Apr. 13, 2016 to Dec. 31, 2016	$16,515	$870	$—	$17,385
PREDECESSOR
Period Jan. 1, 2016 to Apr. 12, 2016	$16,177	$338	$—	$16,515
Year Ended Dec. 31, 2015	$14,916	$1,261	$—	$16,177
Year Ended Dec. 31, 2014	$17,646	$1,414	$4,144	$14,916
(1) Included in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2016	$2,674	$5,511	$986	$7,199
Year Ended Dec. 31, 2015	$922	$2,986	$1,234	$2,674
Year Ended Dec. 31, 2014	$849	$1,980	$1,907	$922
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2016	$2,801	$71	$265	$2,607
Year Ended Dec. 31, 2015	$3,322	$—	$521	$2,801
Year Ended Dec. 31, 2014	$1,236	$4,133	$2,047	$3,322
Restricted Storm Reserve
Year Ended Dec. 31, 2016	$16,177	$1,208	$—	$17,385
Year Ended Dec. 31, 2015	$14,916	$1,261	$—	$16,177
Year Ended Dec. 31, 2014	$17,646	$1,414	$4,144	$14,916
(1) Included in the consolidated balance sheet

CLECO
CLECO POWER	2016 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Peggy Scott
(Peggy Scott)
(Chairperson and Interim Chief Executive Officer)

Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peggy Scott	Chairperson and Interim Chief Executive Officer	February 22, 2017
(Peggy Scott)	(Principal Executive Officer)
/s/ Terry L. Taylor	Chief Financial Officer	February 22, 2017
(Terry L. Taylor)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	February 22, 2017
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
David Agnew
Andrew Chapman
Richard Dinneny
Mark Fay
Richard Gallot, Jr.
Christopher Leslie
David R. Gilchrist
Recep Kendircioglu
Steven Turner
Bruce Wainer
Lincoln Webb

*By:	/s/ Terry L. Taylor	February 22, 2017
(Terry L. Taylor, as Attorney-in-Fact)

CLECO
CLECO POWER	2016 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(Interim Chief Executive Officer)

Date: February 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontentot	Interim Chief Executive Officer	February 22, 2017
(William G. Fontenot)	(Principal Executive Officer)
/s/ Terry L. Taylor	Chief Financial Officer	February 22, 2017
(Terry L. Taylor)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	February 22, 2017
(Tonita Laprarie)	(Principal Accounting Officer)