Form 10-Q
period 2017-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2017-05-11
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether Cleco Corporate Holdings LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 11, 2017, Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding interest of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporate Holdings LLC, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
bcIMC	British Columbia Investment Management Corporation
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Corporation	Pre-Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MIRA, bcIMC, John Hancock Financial, and other infrastructure investors.

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
CO2	Carbon dioxide
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
CPP	Clean Power Plan
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LED	Louisiana Economic Development
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
Merger Commitments
Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434 of which a performance report must be filed annually by October 31 for the 12 months ending June 30

Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOx	Nitrogen oxides
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Predecessor	Pre-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The predecessor period is not comparable to the successor period.
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
STIP	Short-Term Incentive Plan
Successor	Post-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The successor period is not comparable to the predecessor period.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana.
VaR	Value-at-Risk

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

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

•
regulatory factors such as changes in rate-setting practices or policies; the unpredictability in political actions of governmental regulatory bodies; adverse regulatory ratemaking actions; recovery of investments made under traditional regulation; recovery of storm restoration costs; the frequency, timing, and amount of rate increases or decreases; the impact that rate cases or requests for FRP extensions may have on operating decisions of Cleco Power; the results of periodic NERC, LPSC, and FERC audits; participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to additional suppliers; and compliance with the ERO reliability standards for bulk power systems by Cleco Power,

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

•
global and domestic economic conditions, including the ability of customers to continue paying their utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

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

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Holdings and Cleco Power,

•	the ability to remain in compliance with debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee workforce factors, including aging workforce, changes in management, and inadequate resources.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please see “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Holdings
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Holdings’ Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
Operating revenue
Electric operations	$234,056	$250,157
Other operations	16,880	17,132
Gross operating revenue	250,936	267,289
Electric customer credits	(435)	(321)
Operating revenue, net	250,501	266,968
Operating expenses
Fuel used for electric generation	69,873	87,443
Power purchased for utility customers	31,963	23,105
Other operations	31,892	29,325
Maintenance	24,523	24,631
Depreciation and amortization	40,851	38,938
Taxes other than income taxes	12,502	12,907
Merger transaction and commitment costs	99	1,522
Gain on sale of asset	—	(1,095)
Total operating expenses	211,703	216,776
Operating income	38,798	50,192
Interest income	312	224
Allowance for equity funds used during construction	911	652
Other income	1,370	506
Other expense	(274)	(516)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	31,945	19,738
Allowance for borrowed funds used during construction	(227)	(185)
Total interest charges	31,718	19,553
Income before income taxes	9,399	31,505
Federal and state income tax expense	3,107	12,137
Net income	$6,292	$19,368
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
Net income	$6,292	$19,368
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $1,370 in 2017 and tax expense of $330 in 2016)	(2,191)	528
Net gain on cash flow hedges (net of tax expense of $33 in 2016)	—	53
Total other comprehensive (loss) income, net of tax	(2,191)	581
Comprehensive income, net of tax	$4,101	$19,949
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Assets
Current assets
Cash and cash equivalents	$21,519	$23,077
Restricted cash and cash equivalents	14,150	23,084
Customer accounts receivable (less allowance for doubtful accounts of $8,056 in 2017 and $7,199 in 2016)	45,342	56,780
Other accounts receivable	21,191	19,778
Unbilled revenue	29,504	34,268
Fuel inventory, at average cost	52,658	46,410
Materials and supplies, at average cost	83,301	81,818
Energy risk management assets	4,957	7,884
Accumulated deferred fuel	24,212	20,787
Cash surrender value of company-/trust-owned life insurance policies	78,927	77,225
Prepayments	7,497	7,813
Regulatory assets	26,476	26,803
Other current assets	423	1,315
Total current assets	410,157	427,042
Property, plant, and equipment
Property, plant, and equipment	3,506,239	3,476,581
Accumulated depreciation	(98,969)	(75,816)
Net property, plant, and equipment	3,407,270	3,400,765
Construction work in progress	99,113	78,577
Total property, plant, and equipment, net	3,506,383	3,479,342
Equity investment in investee	18,672	18,672
Goodwill	1,490,797	1,490,797
Prepayments	4,874	4,731
Restricted cash and cash equivalents	23,554	23,410
Regulatory assets - deferred taxes, net	238,378	237,449
Regulatory assets	445,200	454,644
Net investment in direct financing lease	13,407	13,420
Intangible assets	135,591	142,634
Tax credit fund investment, net	12,138	11,888
Other deferred charges	36,830	39,115
Total assets	$6,335,981	$6,343,144
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$541	$—
Long-term debt due within one year	19,689	19,715
Accounts payable	95,307	112,087
Customer deposits	56,972	56,599
Provision for rate refund	3,262	3,974
Provision for merger commitments	10,999	14,371
Taxes payable	16,510	3,942
Interest accrued	40,447	14,783
Energy risk management liabilities	539	201
Deferred compensation	10,787	11,654
Other current liabilities	14,922	14,850
Total current liabilities	269,975	252,176
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,035,656	1,033,055
Accumulated deferred investment tax credits	2,585	2,751
Postretirement benefit obligations	227,777	223,003
Restricted storm reserve	17,643	17,385
Other deferred credits	33,740	29,440
Total long-term liabilities and deferred credits	1,317,401	1,305,634
Long-term debt, net	2,726,696	2,738,571
Total liabilities	4,314,072	4,296,381
Commitments and contingencies (Note 12)
Member’s equity
Membership interest	2,040,421	2,069,376
Accumulated deficit	(17,821)	(24,113)
Accumulated other comprehensive (loss) income	(691)	1,500
Total member’s equity	2,021,909	2,046,763
Total liabilities and member’s equity	$6,335,981	$6,343,144
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
Operating activities
Net income	$6,292	$19,368
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,727	40,285
Gain on sale of asset	—	(1,095)
Allowance for equity funds used during construction	(911)	(652)
Deferred income taxes	3,041	8,770
Deferred fuel costs	(2,982)	719
Cash surrender value of company-/trust-owned life insurance	(1,702)	(484)
Changes in assets and liabilities
Accounts receivable	8,346	3,129
Unbilled revenue	4,765	1,207
Fuel inventory and materials and supplies	(7,733)	17,725
Prepayments	1,318	2,076
Accounts payable	(27,148)	(21,379)
Customer deposits	2,622	2,877
Provision for merger commitments	(3,866)	—
Postretirement benefit obligations	1,213	2,630
Regulatory assets and liabilities, net	2,599	4,582
Other deferred accounts	1,920	5,529
Taxes accrued	12,568	12,651
Interest accrued	25,620	16,037
Other operating	2,093	2,257
Net cash provided by operating activities	74,782	116,232
Investing activities
Additions to property, plant, and equipment	(47,890)	(35,476)
Allowance for equity funds used during construction	911	652
Proceeds from sale of property	242	1,909
Contributions to equity investment in investee	—	(2,450)
Transfer of cash from restricted accounts, net	8,790	4,088
Other investing	(165)	43
Net cash used in investing activities	(38,112)	(31,234)
Financing activities
Draws on credit facilities	—	3,000
Payments on credit facilities	—	(10,000)
Repayment of long-term debt	(9,060)	(8,546)
Dividends paid on common stock	—	(24,579)
Distributions to member	(28,955)	—
Other financing	(213)	(673)
Net cash used in financing activities	(38,228)	(40,798)
Net (decrease) increase in cash and cash equivalents	(1,558)	44,200
Cash and cash equivalents at beginning of period	23,077	68,246
Cash and cash equivalents at end of period	$21,519	$112,446

Supplementary cash flow information
Interest paid, net of amount capitalized	$4,011	$2,460
Income taxes paid (refunded), net	$1	$(481)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$27,617	$11,874
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	ACCUMULATED DEFICIT	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2016	$2,069,376	$(24,113)	$1,500	$2,046,763
Distributions to member	(28,955)	—	—	(28,955)
Net income	—	6,292	—	6,292
Other comprehensive loss, net of tax	—	—	(2,191)	(2,191)
Balances, Mar. 31, 2017	$2,040,421	$(17,821)	$(691)	$2,021,909
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2017	2016
Operating revenue
Electric operations	$237,553	$250,157
Other operations	16,365	16,614
Affiliate revenue	219	232
Gross operating revenue	254,137	267,003
Electric customer credits	(435)	(321)
Operating revenue, net	253,702	266,682
Operating expenses
Fuel used for electric generation	69,873	87,443
Power purchased for utility customers	31,963	23,105
Other operations	31,988	29,399
Maintenance	24,420	24,538
Depreciation and amortization	38,758	38,603
Taxes other than income taxes	12,000	12,424
Gain on sale of asset	—	(1,095)
Total operating expenses	209,002	214,417
Operating income	44,700	52,265
Interest income	266	179
Allowance for equity funds used during construction	911	652
Other income	210	148
Other expense	(274)	(517)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	18,331	19,470
Allowance for borrowed funds used during construction	(227)	(185)
Total interest charges	18,104	19,285
Income before income taxes	27,709	33,442
Federal and state income tax expense	9,855	12,563
Net income	$17,854	$20,879
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2017	2016
Net income	$17,854	$20,879
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $262 in 2017 and tax expense of $125 in 2016)	(420)	200
Net gain on cash flow hedges (net of tax expense of $33 in 2017 and 2016)	53	53
Total other comprehensive (loss) income, net of tax	(367)	253
Comprehensive income, net of tax	$17,487	$21,132
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Assets
Utility plant and equipment
Property, plant, and equipment	$4,815,466	$4,790,565
Accumulated depreciation	(1,634,875)	(1,618,241)
Net property, plant, and equipment	3,180,591	3,172,324
Construction work in progress	97,776	77,306
Total utility plant and equipment, net	3,278,367	3,249,630
Current assets
Cash and cash equivalents	21,164	21,482
Restricted cash and cash equivalents	14,150	23,084
Customer accounts receivable (less allowance for doubtful accounts of $8,056 in 2017 and $7,199 in 2016)	45,342	56,780
Accounts receivable - affiliate	1,378	1,406
Other accounts receivable	21,161	19,457
Taxes receivable, net	721	12,490
Unbilled revenue	29,504	34,268
Fuel inventory, at average cost	52,658	46,410
Materials and supplies, at average cost	83,301	81,818
Energy risk management assets	4,957	7,884
Accumulated deferred fuel	24,212	20,787
Cash surrender value of company-owned life insurance policies	20,090	20,018
Prepayments	5,969	5,892
Regulatory assets	17,618	17,721
Other current assets	—	577
Total current assets	342,225	370,074
Equity investment in investee	18,672	18,672
Prepayments	4,874	4,731
Restricted cash and cash equivalents	23,533	23,389
Regulatory assets - deferred taxes, net	238,378	237,449
Regulatory assets	261,858	268,016
Intangible asset	54,991	58,473
Other deferred charges	34,808	37,014
Total assets	$4,257,706	$4,267,448
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Liabilities and member’s equity
Member’s equity	$1,517,689	$1,535,202
Long-term debt, net	1,226,095	1,235,056
Total capitalization	2,743,784	2,770,258
Current liabilities
Long-term debt due within one year	19,689	19,715
Accounts payable	88,994	101,874
Accounts payable - affiliate	9,367	7,190
Customer deposits	56,972	56,599
Provision for rate refund	3,262	3,974
Provision for merger commitments	10,999	14,371
Interest accrued	21,371	7,141
Energy risk management liabilities	539	201
Other current liabilities	10,004	9,951
Total current liabilities	221,197	221,016
Commitments and contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,079,427	1,068,592
Accumulated deferred investment tax credits	2,585	2,751
Postretirement benefit obligations	161,257	159,107
Restricted storm reserve	17,643	17,385
Other deferred credits	31,813	28,339
Total long-term liabilities and deferred credits	1,292,725	1,276,174
Total liabilities and member’s equity	$4,257,706	$4,267,448
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2017	2016
Operating activities
Net income	$17,854	$20,879
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	40,871	39,774
Gain on sale of asset	—	(1,095)
Allowance for equity funds used during construction	(911)	(652)
Deferred income taxes	10,135	1,854
Deferred fuel costs	(2,982)	719
Changes in assets and liabilities
Accounts receivable	8,064	3,130
Accounts and notes receivable, affiliate	471	1,716
Unbilled revenue	4,765	1,207
Fuel inventory and materials and supplies	(7,733)	17,725
Prepayments	925	1,560
Accounts payable	(23,836)	(20,581)
Accounts and notes payable, affiliate	2,083	731
Customer deposits	2,622	2,877
Provision for merger commitments	(3,866)	—
Postretirement benefit obligations	1,026	1,189
Regulatory assets and liabilities, net	2,103	4,582
Other deferred accounts	1,494	5,529
Taxes accrued	11,769	10,859
Interest accrued	14,230	16,078
Other operating	2,095	2,176
Net cash provided by operating activities	81,179	110,257
Investing activities
Additions to property, plant, and equipment	(46,744)	(35,453)
Allowance for equity funds used during construction	911	652
Proceeds from sale of property	242	1,909
Contributions to equity investment in investee	—	(2,450)
Transfer of cash from restricted accounts, net	8,790	4,088
Other investing	39	43
Net cash used in investing activities	(36,762)	(31,211)
Financing activities
Repayment of long-term debt	(9,060)	(8,546)
Distributions to parent	(35,000)	(25,000)
Other financing	(675)	(657)
Net cash used in financing activities	(44,735)	(34,203)
Net (decrease) increase in cash and cash equivalents	(318)	44,843
Cash and cash equivalents at beginning of period	21,482	65,705
Cash and cash equivalents at end of period	$21,164	$110,548

Supplementary cash flow information
Interest paid, net of amount capitalized	$2,212	$2,334
Income taxes refunded, net	$—	$(485)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$27,493	$11,849
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2016	$1,548,624	$(13,422)	$1,535,202
Distributions to parent	(35,000)	—	(35,000)
Net income	17,854	—	17,854
Other comprehensive loss, net of tax	—	(367)	(367)
Balances, Mar. 31, 2017	$1,531,478	$(13,789)	$1,517,689
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Business Combinations	Cleco and Cleco Power
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 5	Fair Value Accounting	Cleco and Cleco Power
Note 6	Debt	Cleco and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 8	Income Taxes	Cleco and Cleco Power
Note 9	Disclosures about Segments	Cleco
Note 10	Regulation and Rates	Cleco and Cleco Power
Note 11	Variable Interest Entities	Cleco and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 13	Affiliate Transactions	Cleco and Cleco Power
Note 14	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The Condensed Consolidated Financial Statements of Cleco Holdings and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. Because the interim Condensed Consolidated Financial Statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2016.
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
Cleco Holdings accounted for the merger transaction by applying the acquisition method of accounting. The objective of the acquisition method is to establish a new accounting basis for the acquiree, Cleco Holdings and its subsidiaries, and requires the acquirer, Cleco Group, to recognize and measure the acquiree’s assets and liabilities at fair value as of the acquisition date. Cleco Power’s assets and liabilities were recorded at historical cost since Cleco did not elect pushdown accounting at the Cleco Power level. The financial statements and accompanying footnotes for Cleco have been segregated to present pre-merger activity as the “Predecessor” and post-merger activity as the “Successor.” The predecessor period is not comparable to the successor period.

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,432	$9,213
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	9,518	12,671
Total current	14,150	23,084
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,576	17,379
Cleco Power’s charitable contributions	4,126	4,179
Cleco Power’s rate credit escrow	1,831	1,831
Total non-current	23,554	23,410
Total restricted cash and cash equivalents	$37,704	$46,494

Cleco Power
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,432	$9,213
Charitable contributions	1,200	1,200
Rate credit escrow	9,518	12,671
Total current	14,150	23,084
Non-current
Future storm restoration costs	17,576	17,379
Charitable contributions	4,126	4,179
Rate credit escrow	1,831	1,831
Total non-current	23,533	23,389
Total restricted cash and cash equivalents	$37,683	$46,473

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2016, to March 31, 2017, was due to Cleco Katrina/Rita using $9.1 million for scheduled storm recovery bond principal payments and $1.9 million for related interest payments, partially offset by collections of $5.2 million net of administration fees.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. On April 25, 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and also deposited the rate credit funds into an escrow account. On April 28, 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of March 31, 2017, $0.7 million of the charitable contributions and $124.7 million of the rate credits had been remitted from restricted cash.

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is currently scheduled to be submitted to the LPSC by June 30, 2017. There were no open natural gas positions at March 31, 2017, or December 31, 2016.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At March 31, 2017, Cleco Power’s Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $5.0 million in Energy risk management assets and $0.5 million in Energy risk management liabilities, compared to $7.9 million in Energy risk management assets and $0.2 million in Energy risk management liabilities at December 31, 2016. For more information on FTRs, see Note 5 — “Fair Value Accounting — Commodity Contracts.”
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, aggregate counterparty

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

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
Cleco and Cleco Power may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For the successor period for the three months ended March 31, 2017, and for the predecessor period for the three months ended March 31, 2016, Cleco did not enter into any contracts to mitigate the volatility in interest rate risk. For the three months ended March 31, 2017, and 2016, Cleco Power did not enter into any contracts to mitigate the volatility in interest rate risk.

Stock-Based Compensation
Prior to the completion of the Merger, Cleco had two stock-based compensation plans: the ESPP and the LTIP. As a result of the completion of the Merger, the ESPP and the LTIP were terminated.
Pursuant to the terms of the LTIP, certain officers, key employees, and directors of Cleco were eligible to be granted stock options, restricted stock, also known as non-vested stock, common stock equivalents, and stock appreciation rights. During the predecessor period January 1, 2016, through March 31, 2016, Cleco granted no shares of non-vested stock pursuant to the LTIP. As a result of the Merger on April 13, 2016, all unvested shares outstanding under the LTIP that were granted prior to January 1, 2015, vested at target and were paid out in cash to plan participants. Unvested shares that were granted during 2015 were prorated to the target amount and paid out in cash to plan participants in accordance with the terms of the Merger Agreement.
During the predecessor period January 1, 2016, through March 31, 2016, Cleco reported pretax compensation expense of $1.0 million on non-vested stock with a related tax benefit of $0.4 million. In April 2016, Cleco incurred $2.3 million of merger expense due to the accelerated vesting of the LTIP shares for the predecessor period. For more information about the Merger, see Note 2 — “Business Combinations.”
During the three months ended March 31, 2016, Cleco Power reported pretax compensation expense of $0.4 million on non-vested stock with a related tax benefit of $0.1 million.

Note 2 — Business Combinations

Regulatory Matters
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits, a $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED, $6.0 million of charitable contributions to be disbursed over five years, and $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years. These commitment costs were accrued on April 13, 2016. In addition, the Merger Commitments also included $1.2 million of annual refunds to customers representing cost savings due to the Merger. For more information, see Note 10 — “Regulation and Rates.”

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
The following table presents the fair value adjustments to Cleco’s balance sheet and recognition of goodwill:

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

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

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
A fair value adjustment was recorded on Cleco’s Condensed Consolidated Balance Sheet to reflect the valuation of the Cleco trade name. This adjustment is included in Intangible assets on Cleco’s Condensed Consolidated Balance Sheet. The valuation of the trade name was estimated by applying the relief-from-royalty method under the income approach. This valuation method is based on the premise that, in lieu of ownership of the asset, a company would be willing to pay a royalty to a third-party for the use of that asset. The owner of the asset is spared this cost, and the value of the asset is estimated by the cost savings. The projected revenue attributed to the trade name was based on projections of the value of Cleco’s wholesale contracts. The trade name is being amortized over 20 years. The amortization of the Cleco trade name is included in Depreciation and amortization on Cleco’s Condensed Consolidated Statement of Income.
On the date of the Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract price and the market price of long-term wholesale power supply agreements. These adjustments are classified as Intangible assets on Cleco’s Condensed Consolidated Balance Sheet. The valuation of the power supply agreements was estimated using the income approach. The income approach is based upon discounted projected future cash flows associated with the underlying contracts. The intangible assets for the power supply agreements are being amortized over the remaining term of each applicable contract. The amortization of the power supply agreements is included in Electric operations on Cleco’s Condensed Consolidated Statement of Income.
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
The valuations performed in the second quarter of 2016 to estimate the fair value of assets acquired and liabilities assumed were considered preliminary as a result of the short time period between the closing of the Merger and the end of the second quarter of 2016. During the third quarter of 2016, valuations were performed for the valuation and assessment of the postretirement benefit plans as of April 13, 2016, and the economic useful life of the Cleco trade name. Cleco completed its evaluation and determination of the fair value of certain assets and liabilities acquired as of December 31, 2016. There were no adjustments to those amounts during the first quarter of 2017. While management believes the positions reflected on the income tax returns are reasonable, the returns have not been audited by the applicable taxing authorities.

Note 3 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity must identify the performance obligations in a contract and the transaction price, and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require extensive disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. Additional disclosure requirements include disaggregated revenue, reconciliation of contract balances, the entity’s performance obligations, significant judgments used, costs to obtain or fulfill a contract and the use of practical expedients. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Reporting entities have the option of using either a full retrospective or a modified retrospective approach. Under the full retrospective approach, companies will apply rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the modified retrospective approach, companies will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules. Cleco intends to implement the amended guidance in January 2018 using the modified retrospective approach.
Upon initial evaluation, key changes in the standard that management is assessing for potential areas of impact include accounting for contract modifications, contracts with pricing provisions that may require it to recognize revenue at prices other than the contract price (e.g., straight-line or estimated future market prices), and the ability to recognize revenue in situations where collectability is in question. Management will

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

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
In November 2016, FASB amended guidance for certain cash flow issues. The amended guidance requires that a statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. This amendment should be applied using a retrospective transition method to each period presented. This guidance will impact the presentation of the cash flow statement, but will not have an impact on the results of operations or financial condition of the Registrants.
In January 2017, FASB amended the accounting guidance to simplify the measurement of a goodwill impairment loss. The amended guidance eliminates step two of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
In March 2017, FASB amended guidance related to defined benefit pension and other postretirement benefit plans. The new amendment requires an entity to present service cost in the same line item as other current employee compensation costs and to present the remaining components of net benefit cost in a separate line item outside of operating items. The amendment also allows only the service cost component of net benefit cost to be eligible for capitalization. The adoption of this guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those years. This amendment should be applied retrospectively for the presentation of the service cost in the income statement while the capitalization of the service cost should be applied prospectively. Management is currently evaluating the impact of this standard, including coordinating with its industry group as well as its advisors. The adoption of this guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Regulatory assets – deferred taxes, net	$238,378	$237,449
Mining costs	5,735	6,372
Interest costs	4,770	4,860
AROs	2,252	2,096
Postretirement costs	142,873	145,268
Tree trimming costs	5,874	5,549
Training costs	6,669	6,708
Surcredits, net	5,028	5,876
AMI deferred revenue requirement	4,636	4,772
Production operations and maintenance expenses	12,551	13,999
AFUDC equity gross-up	70,185	70,423
Acadia Unit 1 acquisition costs	2,415	2,442
Financing costs	8,570	8,663
Biomass costs	11	18
MISO integration costs	1,170	1,404
Coughlin transaction costs	991	999
Corporate franchise tax	654	1,308
MATS costs	4,501	4,270
Other	591	710
Total regulatory assets	279,476	285,737
Fuel and purchased power	24,212	20,787
Total regulatory assets, net	$542,066	$543,973

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

The following table summarizes Cleco’s net regulatory assets and liabilities:

(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Total Cleco Power regulatory assets, net (1)	$542,066	$543,973
Cleco Holdings’ Merger adjustments
Fair value of long-term debt	153,479	155,776
Postretirement costs	22,866	23,362
Financing costs	8,880	8,966
Debt issuance costs	6,975	7,606
Total Cleco regulatory assets, net	$734,266	$739,683
(1) Cleco Holdings’ regulatory assets include acquisition accounting adjustments as a result of the Merger.

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

Note 5 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2017, and December 31, 2016, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, and accounts payable approximate fair value because of their short-term nature.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2017		AT DEC. 31, 2016
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,756,889	$2,766,056	$2,768,149	$2,754,518
* The carrying value of long-term debt does not include deferred issuance costs of $11.7 million at March 31, 2017, and $11.7 million at December 31, 2016.

Cleco Power
	AT MAR. 31, 2017		AT DEC. 31, 2016
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,253,410	$1,418,027	$1,262,373	$1,418,693
* The carrying value of long-term debt does not include deferred issuance costs of $8.8 million at March 31, 2017, and $9.4 million at December 31, 2016.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value.

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$56,624	$—	$56,624	$—	$66,410	$—	$66,410	$—
FTRs	4,957	—	—	4,957	7,884	—	—	7,884
Total assets	$61,581	$—	$56,624	$4,957	$74,294	$—	$66,410	$7,884
Liability description
FTRs	539	—	—	539	201	—	—	201
Total liabilities	$539	$—	$—	$539	$201	$—	$—	$201

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT MAR. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$56,598	$—	$56,598	$—	$65,089	$—	$65,089	$—
FTRs	4,957	—	—	4,957	7,884	—	—	7,884
Total assets	$61,555	$—	$56,598	$4,957	$72,973	$—	$65,089	$7,884
Liability description
FTRs	539	—	—	539	201	—	—	201
Total liabilities	$539	$—	$—	$539	$201	$—	$—	$201

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
Beginning balance	$7,683	$7,398
Unrealized gains (losses)*	2,104	(832)
Purchases	275	46
Settlements	(5,644)	(4,746)
Ending balance	$4,418	$1,866
* Unrealized gains and losses are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2017	2016
Beginning balance	$7,683	$7,398
Unrealized gains (losses)*	2,104	(832)
Purchases	275	46
Settlements	(5,644)	(4,746)
Ending balance	$4,418	$1,866
* Unrealized gains and losses are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of March 31, 2017, and December 31, 2016:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2017	$4,957	$539	RTO auction pricing	FTR price - per MWh	$(3.25)	$6.63
FTRs at Dec. 31, 2016	$7,884	$201	RTO auction pricing	FTR price - per MWh	$(3.61)	$6.04

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
At March 31, 2017, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $19.0 million, $14.1 million, and $23.5 million, respectively, at March 31, 2017, and $20.0 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $19.0 million, $14.1 million, and $23.5 million, respectively, at March 31, 2017, and $18.7 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
Cleco Power’s FTRs were priced using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most recent seasonal auction prices are used for monthly valuation.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction.
During the three months ended March 31, 2017, and the year ended December 31, 2016, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2017, and December 31, 2016:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2017	AT DEC. 31, 2016
Commodity-related contracts
FTRs
Current	Energy risk management assets	$4,957	$7,884
Current	Energy risk management liabilities	539	201
Commodity-related contracts, net		$4,418	$7,683

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2017, and 2016:

Cleco
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		SUCCESSOR	PREDECESSOR
(THOUSANDS)	DERIVATIVES LINE ITEM	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
Commodity contracts
FTRs(1)	Electric operations	$9,163	$8,520
FTRs(1)	Power purchased for utility customers	(4,665)	(5,723)
Total		$4,498	$2,797
(1) For the period January 1, 2017 - March 31, 2017, unrealized gains associated with FTRs not recognized in income on derivatives of $2.1 million were reported through Accumulated deferred fuel on the balance sheet. For the period January 1, 2016 - March 31, 2016, unrealized losses associated with FTRs not recognized in income on derivatives of $0.8 million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2017	2016
Commodity contracts
FTRs(1)	Electric operations	$9,163	$8,520
FTRs(1)	Power purchased for utility customers	(4,665)	(5,723)
Total		$4,498	$2,797
(1) For the three months ended March 31, 2017, and 2016, unrealized gains (losses) associated with FTRs not recognized in income on derivatives of $2.1 million and ($0.8) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

At March 31, 2017, and December 31, 2016, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is currently scheduled to be submitted to the LPSC by June 30, 2017.

Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. FTRs are not designated as hedging instruments for accounting purposes. The total volume of FTRs that Cleco Power had outstanding at March 31, 2017, and December 31, 2016, was 3.6 million MWh and 9.0 million MWh, respectively.

Note 6 — Debt
On May 17, 2016, Cleco Holdings completed the private sale of $535.0 million aggregate principal amount of its 3.743% senior notes due May 1, 2026, and $350.0 million aggregate principal amount of its 4.973% senior notes due May 1, 2046. Cleco Holdings used the proceeds from the issuance and sale of these notes to repay a portion of the $1.35 billion Acquisition Loan Facility entered into in connection with the completion of the Merger. On April 28, 2017, Cleco Holdings completed an exchange offer for all of its then outstanding 3.743% senior notes due May 1, 2026, and 4.973% senior notes due May 1, 2046, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 3.743% senior notes due May 1, 2026, and 4.973% senior notes due May 1, 2046, that were so registered. Cleco Holdings did not receive any proceeds from the exchange offer.
On March 1, 2017, Cleco completed the repayment of the first of two tranches of its Cleco Katrina/Rita storm recovery bonds issued in March 2008. The total principal amount for both tranches was $180.6 million. The first tranche had an initial principal amount of $113.0 million at an interest rate of 4.41%, and a final maturity date of March 1, 2020. As part of the early redemption on March 1, 2017, Cleco paid $1.1 million in principal and less than $0.1 million in accrued interest.

Note 7 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2016 and does not expect to make any in 2017. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents may be eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

other benefits during the periods in which the benefits are earned.
The components of net periodic pension and other benefit cost for the three months ended March 31, 2017, and 2016 are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
Components of periodic benefit costs
Service cost	$2,225	$2,262	$385	$380
Interest cost	5,358	5,507	403	420
Expected return on plan assets	(6,138)	(6,010)	—	—
Amortizations
Prior period service (credit) cost	(18)	(18)	—	30
Net loss (gain)	2,413	2,469	(3)	160
Net periodic benefit cost	$3,840	$4,210	$785	$990

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the successor period January 1, 2017, through March 31, 2017, was $0.4 million. The amount for the predecessor period for the three months ended March 31, 2016, was $0.4 million.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2017, was $0.9 million. The amount for the same period in 2016 was $0.8 million. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at March 31, 2017, and December 31, 2016, are as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Current	$3,854	$3,854
Non-current	$39,934	$40,196

Cleco Power
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Current	$3,345	$3,345
Non-current	$34,668	$34,892

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

however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers had their annual bonuses set at target rather than actual awards for the year 2016 and will have their annual bonuses set at target rather than actual awards for the year 2017 for the average incentive award portion of their SERP benefit calculation. A third executive officer’s SERP calculation will use a fixed salary amount for 2017 and will exclude any compensation exceeding this amount. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described above. In accordance with the SERP plan document and the Merger Agreement, four executive officers received enhanced benefits, and upon termination of employment, two of these executive officers received accelerated vesting. Another executive officer received enhanced SERP benefits, net of other postretirement benefits, as part of a separation agreement. Management will review current market trends as it evaluates Cleco’s future compensation strategy. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust designated as the beneficiary for life insurance policies issued on SERP participants. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies that employed the officer. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

The components of net periodic benefit cost related to SERP for the three months ended March 31, 2017, and 2016 are as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
Components of periodic benefit costs
Service cost	$145	$583
Interest cost	800	731
Amortizations
Prior period service (credit) cost	(57)	13
Net loss	419	655
Net periodic benefit cost	1,307	1,982
Special/contractual termination benefits	315	—
Total benefit cost	$1,622	$1,982

There was a remeasurement of SERP on March 30, 2017, to reflect a special termination benefit resulting from an executive officer’s separation agreement. On the date of the remeasurement the discount rate decreased from 4.22% to 4.08%. This remeasurement resulted in special termination benefits of $0.3 million.
The total expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million for the three months ended March 31, 2017, compared to $0.4 million for the same period in 2016.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2017, and December 31, 2016, are as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Current	$4,308	$4,308
Non-current	$77,329	$73,738

Cleco Power
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Current	$885	$885
Non-current	$16,075	$15,145

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions can be made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Prior to the close of the Merger on April 13, 2016, employer contributions could also be in the form of Cleco Corporation common stock. Participation in the 401(k) Plan is voluntary, and all active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2017, and 2016 is as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
401(k) Plan expense	$1,668	$1,374

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2017, and 2016 is as follows:

	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
401(k) Plan expense	$279	$282

Note 8 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three months ended March 31, 2017, and 2016:

Cleco
	SUCCESSOR	PREDECESSOR
	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
Effective tax rate	33.1%	38.5%

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2017	2016
Effective tax rate	35.6%	37.6%

For the successor period, the effective income tax rate for Cleco was different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the predecessor period, the effective income tax rate for Cleco was different than the federal statutory rate primarily due to a significant portion of the merger costs not being deductible, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the three months ended March 31, 2017, and 2016, the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to the flowthrough of state tax benefits, including AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of March 31, 2017, and December 31, 2016, Cleco had a deferred tax asset resulting from NMTC carryforwards of $97.5 million. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of March 31, 2017, Cleco has a federal net operating loss carryforward of $82.1 million and a state net operating loss carryforward of $193.1 million. The federal and state net operating loss carryforwards will begin to expire in 2031. Cleco considers it more likely than not that these income tax losses

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

will be utilized to reduce future income tax payments and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At March 31, 2017, and December 31, 2016, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the three months ended March 31, 2017, and 2016, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At March 31, 2017, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2017, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
The federal income tax years that remain subject to examination by the IRS are 2013, 2014, and 2015. The IRS has concluded its audit for the years 2010 through 2014.
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

Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2017, and 2016, no penalties were recognized.

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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MAR. 31,
	SUCCESSOR
2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$237,553	$(3,497)	$—	$234,056
Other operations	16,365	515	—	16,880
Electric customer credits	(435)	—	—	(435)
Affiliate revenue	219	14,734	(14,953)	—
Operating revenue, net	$253,702	$11,752	$(14,953)	$250,501
Depreciation and amortization	$38,758	$2,093	$—	$40,851
Merger transaction and commitment costs	$—	$99	$—	$99
Interest charges	$18,104	$13,681	$(67)	$31,718
Interest income	$266	$113	$(67)	$312
Federal and state income tax expense (benefit)	$9,855	$(6,748)	$—	$3,107
Net income (loss)	$17,854	$(11,562)	$—	$6,292
Additions to property, plant, and equipment	$46,744	$1,146	$—	$47,890
Equity investment in investees	$18,672	$—	$—	$18,672
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,748,503	$621,406	$(33,928)	$6,335,981

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

	PREDECESSOR
2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$250,157	$—	$—	$250,157
Other operations	16,614	518	—	17,132
Electric customer credits	(321)	—	—	(321)
Affiliate revenue	232	13,024	(13,256)	—
Operating revenue, net	$266,682	$13,542	$(13,256)	$266,968
Depreciation and amortization	$38,603	$335	$—	$38,938
Merger transaction costs	$—	$1,539	$(17)	$1,522
Interest charges	$19,285	$278	$(10)	$19,553
Interest income	$179	$55	$(10)	$224
Federal and state income tax expense (benefit)	$12,563	$(426)	$—	$12,137
Net income (loss)	$20,879	$(1,511)	$—	$19,368
Additions to property, plant, and equipment	$35,453	$23	$—	$35,476
Equity investment in investees (1)	$18,672	$—	$—	$18,672
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,758,245	$614,959	$(30,060)	$6,343,144
(1) Balances as of December 31, 2016 (Successor)

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
The second complaint, filed in February 2015, is for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. Cleco Power is unable to determine when a binding FERC order will be issued on the second ROE complaint.
On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. As of March 31, 2017, Cleco Power had $1.9 million accrued for ROE reductions, including accrued interest.
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
On October 31, 2016, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2016, which indicated that no refund was due as a result of the FRP, and $0.3 million was due as a result of the cost of service savings from the Merger Commitments. On May 1, 2017, the LPSC filed the report of its review of the 2016 FRP monitoring report which confirmed no earnings-related refunds. The report is expected to be approved in June 2017. For more information on Merger Commitments, see “— Merger Commitments.”

Merger Commitments
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. On April 28, 2016, the LPSC voted to issue credits equally to eligible customers with service as of June 30, 2016, beginning in July 2016. As of March 31, 2017, Cleco Power had issued $125.0 million of customer rate credits. Also included in the Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED or another state agency, and $6.0 million of charitable contributions to be disbursed over five years. In December 2016, the $7.0 million one-time contribution was paid to the LED.
In addition, the Merger Commitments included $1.2 million of annual estimated cost of service savings expected as a result of the Merger. The cost savings are not subject to the target ROE or any sharing mechanism in the current FRP and will continue until Cleco Power files for a new FRP in 2019. The cost savings will be refunded to customers annually beginning in September 2017. As of March 31, 2017, Cleco Power had $1.2 million accrued for the cost savings refund. A report on the status of the Merger Commitments must be filed annually by October 31 for the 12-month period ended June 30. On October 31, 2016, Cleco Power filed the annual Merger Commitment status report for the period ended June 30, 2016.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

Other
On April 8, 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On April 8, 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On October 4, 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco anticipates the completion of this agreement in the second half of 2017.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2017, consisted of its equity investment of $18.7 million.
During the first quarter of 2017, the transition from the Dolet Hills mine to the Oxbow mine commenced. This transition is expected to be completed in the third quarter of 2017.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividend received	(600)	(600)
Total equity investment in investee	$18,672	$18,672

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Oxbow’s net assets/liabilities	$37,345	$37,345
Cleco Power’s 50% equity	$18,672	$18,672
Cleco Power’s maximum exposure to loss	$18,672	$18,672

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2017	2016
Operating revenue	$1,073	$2,101
Operating expenses	1,073	2,101
Income before taxes	$—	$—

DHLC mines lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station.
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Devil’s Swamp
In October 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (also known as the Superfund statute) for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The special notice requested that Cleco and Cleco Power, along with many other listed potentially responsible parties (PRP), enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. The EPA identified Cleco as one of many companies that sent polychlorinated biphenyl (PCB) wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List on March 8, 2004, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has yet been made. The PRPs began discussing a potential proposal to the EPA in February 2008. The EPA issued a Unilateral Administrative Order to two PRPs, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in December 2009. The Tier 1 part of the study was completed in June 2012. Field activities for the Tier 2 investigation were completed in July 2012. The draft Tier 2 remedial investigation report was submitted in December 2014. In 2015, remedial investigation activities included the collection and analysis of sediment, crawfish, and fish tissue samples. After reviewing the sample analysis, in August 2015, the Louisiana Department of Health and Hospitals updated the advisory for the area to advise that fish and crawfish from the area should not be eaten. The final Tier 2 remedial investigation report was made public in December 2015. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the site, if any, and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Merger
In connection with the Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

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
On March 21, 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. On May 13, 2016, the plaintiffs filed their Fourth Verified Consolidated Amended Class Action Petition. This petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held on September 15, 2016. On September 26, 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal on November 9, 2016. The Third Circuit Court of Appeal issued a schedule requiring plaintiffs to file their brief on April 18, 2017, with Cleco’s brief due on May 4, 2017. The plaintiffs have requested an extension of the briefing schedule. Cleco anticipates the plaintiffs’ brief will be due on May 18, 2017, with Cleco’s brief

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

being due on June 7, 2017, pending any requests for extension.

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

Sabine River Flood
On March 17, 2017, Cleco was served with a summons in Perry Bonin, Ace Chandler, and Michael Manuel, et al v. Sabine River Authority of Texas and Sabine River Authority of Louisiana, No. B-160173-C. The action was filed in the 163rd Judicial District Court for Orange County, Texas, and relates to flooding that occurred in Texas and Louisiana in March 2016. The plaintiffs have alleged that the flooding was the result of the release of water from the Toledo Bend spillway gates into the Sabine River. While the plaintiffs have made numerous allegations, they have specifically alleged that Cleco Power, included as one of several companies and governmental bodies, failed to repair one of the two hydroelectric generators at the Toledo Bend Dam, which in turn contributed to the flooding. Cleco Power does not operate the hydroelectric generator.
The suit has been removed to federal court in Texas. Unless and until the federal court remands the case, it will stay in federal court. Management believes that the case, as it relates to Cleco Power, has no merit.

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in the audit was $582.6 million. On January 19, 2017, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. The report was approved by the LPSC on April 19, 2017. Cleco Power has FAC filings for January 2016 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit was $81.2 million. On December 1, 2016, the LPSC Staff issued its audit report which recommended a disallowance of environmental costs of less than $0.1 million. The report was approved by the LPSC on February 17, 2017. Cleco Power has EAC filings for January 2016 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.
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

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. The first complaint, filed in November 2013, is for the period November 2013 through February 2015. On September 29, 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE.
In February 2015, a second ROE complaint was filed for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. Cleco Power is unable to determine when a binding FERC order will be issued on the second ROE complaint.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. As of March 31, 2017, Cleco Power had $1.9 million accrued for a reduction to the ROE, including accrued interest. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2017, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $4.8 million and has accrued this amount.

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
Cleco Holdings provided guarantees and indemnities to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville facility in 2005. At March 31, 2017, the remaining indemnifications relate to environmental matters that may have been present prior to closing. These remaining indemnifications have no limitations to time. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Currently, management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under these guarantees.
On behalf of Acadia, Cleco Holdings provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. At March 31, 2017, the remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no limitations as to time or maximum potential future payments. Currently, management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $106.5 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

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
Due to the right of offset, the investment and associated debt are presented on Cleco’s Condensed Consolidated Balance Sheet in the line item Tax credit fund investment, net. At December 31, 2016, the amount of the liability component contained in the net asset was $0.6 million, and it was paid on March 30, 2017. The amount of tax benefits delivered in excess of capital contributions as of March 31, 2017, was $18.1 million.
By using the cost method for investments, the gross investment amortization expense will be recognized over a ten-year period, which is projected to end in 2018. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.

Risks and Uncertainties
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco or its affiliates are not in compliance with loan agreements or bond indentures.

Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s downgraded Cleco Holdings’ credit ratings to BBB- (stable) and Baa3 (stable), respectively. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s credit ratings were maintained at Cleco Power at BBB+ (stable) and A3 (stable), respectively. On April 7, 2017, Moody’s updated its credit ratings by maintaining Cleco Holdings at Baa3 (stable) and Cleco Power at A3 (stable).
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

Note 13 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2017		AT DEC. 31, 2016
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$1	$176	$3	$119
Support Group	1,377	9,191	1,402	7,071
Other (1)	—	—	1	—
Total	$1,378	$9,367	$1,406	$7,190
(1) Represents Attala and Perryville.

Note 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
SUCCESSOR
Balances, beginning of period	$1,500	$—	$1,500
Other comprehensive loss before reclassifications
Postretirement benefit adjustments during the period	(2,065)	—	(2,065)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	(126)	—	(126)
Net current-period other comprehensive loss	(2,191)	—	(2,191)
Balances, Mar. 31, 2017	$(691)	$—	$(691)

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, beginning of period	$(20,857)	$(5,728)	$(26,585)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	528	—	528
Reclassification of net loss to interest charges	—	53	53
Net current-period other comprehensive income	528	53	581
Balances, Mar. 31, 2016	$(20,329)	$(5,675)	$(26,004)

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(7,905)	$(5,517)	$(13,422)
Other comprehensive income before reclassifications
Postretirement benefit adjustments during the period	(584)	—	(584)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	164	—	164
Reclassification of net loss to interest charges	—	53	53
Net current-period other comprehensive (loss) income	(420)	53	(367)
Balances, Mar. 31, 2017	$(8,325)	$(5,464)	$(13,789)

	FOR THE THREE MONTHS ENDED MAR. 31, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(11,364)	$(5,728)	$(17,092)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	200	—	200
Reclassification of net loss to interest charges	—	53	53
Net current-period other comprehensive income	200	53	253
Balances, Mar. 31, 2016	$(11,164)	$(5,675)	$(16,839)

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2017, and March 31, 2016.

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

Enterprise Business Applications Project
Cleco is currently working on the implementation of a project that is expected to improve its enterprise business applications. The project’s objectives are to gain efficiencies through consistent, industry leading work processes; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized,

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. As of March 31, 2017, Cleco has selected a software enterprise platform and a contract has been signed to acquire licenses for certain software. The total estimated project cost is $130.0 million. The project is expected to be completed in 24 to 36 months, depending on the implementation process selected. Cleco does not expect to implement these systems until 2018 or after. As of March 31, 2017, Cleco had spent $3.6 million on the project.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include continuing construction on the Cenla Transmission Expansion project and the St. Mary Clean Energy Center project; beginning construction on the Terrebonne to Bayou Vista Transmission project and Coughlin Pipeline project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shedding events while providing flexibility to allow routine maintenance outages and serve future growth in the central Louisiana area. The substation construction is complete and has been placed in service. New line construction has been completed and the re-conductor portion of the project is in progress. The project is expected to be complete by the end of 2017 with an estimated cost of $32.3 million. As of March 31, 2017, Cleco Power had spent $26.0 million on the project.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 with the project expected to be commercially operational by the first quarter of 2018 at an original expected cost of $81.9 million. Based upon new waste heat gas specifications and the associated redesign considerations, as well as other project changes, the project cost estimate has been increased to $99.8 million and will produce an estimated 50,000 more Mwh than original projections. Upon achieving commercial operations, the project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of March 31, 2017, Cleco Power had spent $34.3 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening for customers in southeast Louisiana. A line routing study began in March 2016 and permitting and right-of-way acquisition began in May 2016. The project team continues to investigate wetland mitigation options. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $48.0 million. Construction is expected to be complete by the third quarter of 2018. As of March 31, 2017, Cleco Power had spent $2.5 million on the project.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase fuel delivery reliability and mitigate exposure to price increases. Cleco filed a letter with the LPSC seeking guidance on the appropriate treatment and timing of recovering revenue associated with the project. Cleco has responded to its first set of data requests regarding the Coughlin Pipeline project. The estimated cost of the project is $29.4 million with an estimated construction time of 18 months.

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

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

Comparison of the Three Months Ended March 31, 2017, and 2016

Cleco Consolidated
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2017	FOR THE THREE MONTHS ENDED MAR. 31, 2016
Operating revenue, net	$250,501	$266,968
Operating expenses	211,703	216,776
Operating income	$38,798	$50,192
Other income	$1,370	$506
Interest charges	$31,718	$19,553
Federal and state income tax expense	$3,107	$12,137
Net income	$6,292	$19,368

Cleco’s net income attributable to the successor period for the three months ended March 31, 2017, was $6.3 million. There were no significant changes in the underlying trends impacting net income with the exception of the change in pretax income primarily related to:

•	$13.4 million of interest costs related to debt obtained as a result of the Merger,

•
$3.5 million of an offset to operating revenue related to the amortization of the intangible asset recorded for the fair value adjustment of wholesale power supply agreements as a result of the Merger, and

•	$1.7 million of amortization of the fair value adjustment made as a result of the Merger to record the stepped-up basis for the Coughlin assets.

The effective income tax rate for the period was 33.1%.
Cleco’s net income attributable to the predecessor period for the three months ended March 31, 2016, was $19.4 million. There were no significant changes in the underlying trends impacting net income. The effective income tax rate for the period was 38.5%.
The estimated annual effective income tax rate used in the first quarter of 2017 for Cleco might not be indicative of the full-year income tax rate.

Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2017	2016	VARIANCE	CHANGE
Operating revenue
Base	$143,117	$148,820	$(5,703)	(3.8)%
Fuel cost recovery	94,436	101,337	(6,901)	(6.8)%
Electric customer credits	(435)	(321)	(114)	(35.5)%
Other operations	16,365	16,614	(249)	(1.5)%
Affiliate revenue	219	232	(13)	(5.6)%
Operating revenue, net	253,702	266,682	(12,980)	(4.9)%
Operating expenses
Recoverable fuel and power purchased	94,280	101,339	7,059	7.0%
Non-recoverable fuel and power purchased	7,556	9,209	1,653	17.9%
Other operations	31,988	29,399	(2,589)	(8.8)%
Maintenance	24,420	24,538	118	0.5%
Depreciation and amortization	38,758	38,603	(155)	(0.4)%
Taxes other than income taxes	12,000	12,424	424	3.4%
Gain on sale of asset	—	(1,095)	(1,095)	—%
Total operating expenses	209,002	214,417	5,415	2.5%
Operating income	$44,700	$52,265	$(7,565)	(14.5)%
Interest charges	$18,104	$19,285	$1,181	6.1%
Federal and state income tax expense	$9,855	$12,563	$2,708	21.6%
Net income	$17,854	$20,879	$(3,025)	(14.5)%

Cleco Power’s net income in the first quarter of 2017 decreased $3.0 million compared to the first quarter of 2016 largely as a result of the following factors:

•	lower base revenue,

•	higher other operations expense, and

•	absence of a gain on sale of asset.

These factors were partially offset by:

•	lower income taxes,

•	lower non-recoverable fuel and power purchased, and

•	lower interest charges.

The following tables show the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	711	797	(10.8)%
Commercial	584	571	2.3%
Industrial	488	449	8.7%
Other retail	31	31	—%
Total retail	1,814	1,848	(1.8)%
Sales for resale	629	724	(13.1)%
Total retail and wholesale customer sales	2,443	2,572	(5.0)%

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$55,028	$60,105	(8.4)%
Commercial	45,467	45,237	0.5%
Industrial	20,719	21,098	(1.8)%
Other retail	2,560	2,565	(0.2)%
Surcharge	5,082	5,121	(0.8)%
Total retail	128,856	134,126	(3.9)%
Sales for resale	14,261	14,694	(2.9)%
Total retail and wholesale customer sales	$143,117	$148,820	(3.8)%

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

	FOR THE THREE MONTHS ENDED MAR. 31,
				2017 CHANGE
	2017	2016	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	421	740	890	(43.1)%	(52.7)%
Cooling degree-days	232	119	78	95.0%	197.4%

Base
Base revenue decreased $5.7 million during the first quarter of 2017 compared to the first quarter of 2016 primarily due to $4.4 million of lower usage as a result of milder winter weather and lower sales to wholesale customers, and $1.3 million driven by lower rates to a site specific industrial customer.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during the first quarter of 2017 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue decreased $0.2 million during the first quarter of 2017 compared to the first quarter of 2016 primarily due to $2.3 million of lower transmission revenue from wholesale customers as a result of issuing customer credits relating to the MISO ROE complaints, partially offset by $2.1 million of higher net transmission and distribution revenue.

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased decreased $1.7 million during the first quarter of 2017 compared to the first quarter of 2016 primarily due to a $2.3 million refund from MISO for wholesale customers relating to the MISO ROE complaints, the absence of a reserve for uncollectible expenses of $1.1 million, and $0.1 million of lower miscellaneous expenses. These decreases were partially offset by $1.8 million of higher MISO transmission costs.

Other Operations Expense
Other operations expense increased $2.6 million during the first quarter of 2017 compared to the first quarter of 2016 primarily due to $1.2 million of higher salaries and compensation expenses, $1.2 million of higher fees for outside services, $0.5 million of higher distribution operations expenses, and $0.2 million of higher miscellaneous expenses. These increases were partially offset by $0.5 million of lower pension and SERP expenses.

Gain on Sale of Asset
Gain on sale of asset decreased $1.1 million during the first quarter of 2017 compared to the first quarter of 2016 due to the absence of a gain on the sale of property.

Interest Charges
Interest charges decreased $1.2 million during the first quarter of 2017 compared to the first quarter of 2016 due to long-term debt redemptions in the fourth quarter of 2016.

Income Taxes
Federal and state income tax expense decreased $2.7 million during the first quarter of 2017 compared to the first quarter of 2016 primarily due to $2.0 million for the change in pretax income, excluding AFUDC, $0.4 million for the flowthrough of state tax benefits, and $0.3 million to record tax expense at the projected annual effective tax rate.
The estimated annual effective income tax rate used during the first quarter of 2017 for Cleco Power might not be indicative of the full-year income tax rate.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2017:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Holdings	Baa3	N/A	BBB-
Cleco Power	A3	BBB+	BBB+

On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s downgraded Cleco Holdings’ credit ratings to BBB- (stable) and Baa3 (stable), respectively. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s credit ratings were maintained at Cleco Power at BBB+ (stable) and A3 (stable), respectively. On April 7, 2017, Moody’s updated its credit ratings by maintaining Cleco Holdings at Baa3 (stable) and Cleco Power at A3 (stable).
Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.
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

Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At March 31, 2017, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities are reported at their carrying values on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,432	$9,213
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	9,518	12,671
Total current	14,150	23,084
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,576	17,379
Cleco Power’s charitable contributions	4,126	4,179
Cleco Power’s rate credit escrow	1,831	1,831
Total non-current	23,554	23,410
Total restricted cash and cash equivalents	$37,704	$46,494

Cleco Power
(THOUSANDS)	AT MAR. 31, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,432	$9,213
Charitable contributions	1,200	1,200
Rate credit escrow	9,518	12,671
Total current	14,150	23,084
Non-current
Future storm restoration costs	17,576	17,379
Charitable contributions	4,126	4,179
Rate credit escrow	1,831	1,831
Total non-current	23,533	23,389
Total restricted cash and cash equivalents	$37,683	$46,473

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2016, to March 31, 2017, was due to Cleco Katrina/Rita using $9.1 million for scheduled storm recovery bond principal payments and $1.9 million for related interest payments, partially offset by collections of $5.2 million net of administration fees.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. On April 25, 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and deposited the rate credit funds into an escrow account. On April 28, 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of March 31, 2017, $0.7 million of the charitable contributions and $124.7 million of the rate credits had been remitted from restricted cash.

Debt

Cleco Consolidated
At March 31, 2017, Cleco had $0.5 million short-term debt outstanding at a rate of 2.73%. This debt was repaid on April 3, 2017. Cleco had no short-term debt outstanding at December 31, 2016.
At March 31, 2017, Cleco’s long-term debt outstanding was $2.75 billion, of which $19.7 million was due within one year. The long-term debt due within one year at March 31, 2017, represents $18.5 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $1.2 million of capital lease payments. For Cleco, long-term debt decreased $11.9 million from December 31, 2016, primarily due to $9.1 million in scheduled bond principal payments made in March 2017, $2.3 million in amortization of the merger fair value adjustment of long-term debt, and a $0.7 million decrease in capital lease obligations. These decreases were partially offset by $0.2 million of debt issuance cost and debt discount amortizations.
On May 17, 2016, Cleco Holdings completed the private sale of $535.0 million aggregate principal amount of its 3.743% senior notes due May 1, 2026, and $350.0 million aggregate principal amount of its 4.973% senior notes due May 1, 2046. Cleco Holdings used the proceeds from the issuance and sale of these notes to repay a portion of the $1.35 billion Acquisition Loan Facility entered into in connection with the completion of the Merger. On April 28, 2017, Cleco Holdings completed an exchange offer for all of its then outstanding 3.743% senior notes due May 1, 2026, and 4.973% senior notes due May 1, 2046, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 3.743% senior notes due May 1, 2026, and 4.973% senior notes due May 1, 2046, that were so registered. Cleco Holdings did not receive any proceeds from the exchange offer.
On March 1, 2017, Cleco completed the repayment of the first of two tranches of its Cleco Katrina/Rita storm recovery bonds issued in March 2008. The total principal amount for both tranches was $180.6 million. The first tranche had an initial principal amount of $113.0 million at an interest rate of 4.41%, and a final maturity date of March 1, 2020. As part of the early redemption on March 1, 2017, Cleco paid $1.1 million in principal and less than $0.1 million in accrued interest.
Cash and cash equivalents available at March 31, 2017, were $21.5 million combined with $400.0 million credit facility capacity ($100.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $421.5 million.
At March 31, 2017, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”
At March 31, 2017, and December 31, 2016, Cleco had a working capital surplus of $140.2 million and $174.9 million, respectively. The $34.7 million decrease in working capital is primarily due to:

•	a $25.7 million increase in interest accrued primarily due to accruals for pending interest payments on long-term debt,

•	a $12.6 million increase in taxes payable primarily due to accrual of property taxes and payroll taxes,

•	an $11.4 million decrease in customer accounts receivable primarily due to a decrease in retail revenue,

•	an $8.9 million decrease in current restricted cash and cash equivalents, and

•	a $4.8 million decrease in unbilled revenue due to a decrease in customer usage.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

These decreases in working capital were partially offset by:

•	a $16.8 million decrease in accounts payable primarily due to the payment of property taxes,

•	a $6.2 million increase in fuel inventory primarily due to higher per unit cost of fuel, capitalizing on lower transportation costs, and an early receipt of inventory delivery,

•	a $3.4 million increase in accumulated deferred fuel primarily due to surcharge adjustments, partially offset by timing of collections, and

•	a $3.4 million decrease in provision for Merger Commitments primarily due to Merger Commitments satisfied during the first quarter of 2017.

Cleco Holdings (Holding Company Level)
Cleco Holdings had $0.5 million short-term debt outstanding at March 31, 2017, at a rate of 2.73%. This debt was repaid on April 3, 2017. Cleco Holdings had no short-term debt outstanding at December 31, 2016.
At March 31, 2017, Cleco Holdings had a $100.0 million credit facility. This facility provides for working capital and other financing needs. At March 31, 2017, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2017, were less than $0.1 million, combined with the $100.0 million credit facility capacity for total liquidity of $100.0 million.

Cleco Power
At March 31, 2017, and December 31, 2016, Cleco Power had no short-term debt outstanding.
At March 31, 2017, Cleco Power’s long-term debt outstanding was $1.25 billion, of which $19.7 million was due within one year. The long-term debt due within one year at March 31, 2017, represents $18.5 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $1.2 million of capital lease payments. For Cleco Power, long-term debt decreased $9.0 million from December 31, 2016, primarily due to $9.1 million in scheduled Cleco Katrina/Rita storm recovery bond principal payments made in March 2017 and a $0.7 million decrease in capital lease obligations. These decreases were partially offset by $0.8 million of debt issuance cost and debt discount amortizations.
At March 31, 2017, Cleco Power had a $300.0 million credit facility. This facility provides for working capital and other financing needs. At March 31, 2017, Cleco Power had no borrowings outstanding under its $300.0 million credit facility.
Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at March 31, 2017, were $21.2 million, combined with $300.0 million credit facility capacity for total liquidity of $321.2 million.

At March 31, 2017, and December 31, 2016, Cleco Power had a working capital surplus of $121.0 million and $149.1 million, respectively. The $28.1 million decrease in working capital is primarily due to:

•	a $14.2 million increase in interest accrued primarily due to accruals for pending interest payments on long-term debt,

•	an $11.8 million decrease in taxes receivable primarily due to accrual of property taxes and payroll taxes,

•	an $11.4 million decrease in customer accounts receivable primarily due to a decrease in retail revenue,

•	an $8.9 million decrease in current restricted cash and cash equivalents, and

•	a $4.8 million decrease in unbilled revenue due to a decrease in customer usage.

These decreases in working capital were partially offset by:

•	a $12.9 million decrease in accounts payable primarily due to the payment of property taxes,

•	a $6.2 million increase in fuel inventory primarily due to higher per unit cost of fuel, capitalizing on lower transportation costs, and an early receipt of inventory delivery,

•	a $3.4 million increase in accumulated deferred fuel primarily due to surcharge adjustments, partially offset by timing of collections, and

•	a $3.4 million decrease in provision for Merger Commitments primarily due to Merger Commitments satisfied during the first quarter of 2017.

Credit Facilities
At March 31, 2017, Cleco Holdings had a $100.0 million credit facility. The credit facility has various terms, including restricted financial covenants, and expires in 2021. At March 31, 2017, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At March 31, 2017, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. If Cleco Holdings’ credit ratings were to be downgraded one level by either agency, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At March 31, 2017, Cleco Power had a $300.0 million credit facility. The credit facility has various terms, including restricted financial covenants, and expires in 2021. At March 31, 2017, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. At March 31, 2017, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. If Cleco Power’s credit ratings were to be downgraded one level by either agency, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
If Cleco Holdings or Cleco Power were to default under the covenants in their respective credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

to default under its credit facility or other debt agreements, Cleco Holdings would be considered in default under its credit facility.

Debt Limitations
The Merger Commitments include provisions limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Additionally, in accordance with the Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. The Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. At March 31, 2017, and December 31, 2016, Cleco Holdings and Cleco Power were in compliance with the provisions of the Merger Commitments that could restrict the amount of distributions available. For more information on the Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Quarterly Report on Form 10-K for the year ended December 31, 2016.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Cleco’s net cash provided by operating activities for the successor period January 1, 2017, through March 31, 2017, was $74.8 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.
Cleco’s net cash provided by operating activities for the predecessor period January 1, 2016, through March 31, 2016, was $116.2 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.

Net Investing Cash Flow
Cleco’s net cash used in investing activities for the successor period January 1, 2017, through March 31, 2017, was $38.1 million. There were no significant changes in the underlying trends impacting cash used in investing activities.
Cleco’s net cash used in investing activities for the predecessor period January 1, 2016, through March 31, 2016, was $31.2 million. There were no significant changes in the underlying trends impacting cash used in investing activities.

Net Financing Cash Flow
Cleco’s net cash used in financing activities for the successor period January 1, 2017, through March 31, 2017, was $38.2 million. There were no significant changes in the underlying trends impacting cash used in financing activities with the exception of $29.0 million in distributions to Cleco Group. In addition, after the Merger, Cleco Holdings no longer has dividends to stockholders.
Cleco’s net cash used in financing activities for the predecessor period January 1, 2016, through March 31, 2016, was $40.8 million. There were no significant changes in the underlying trends impacting cash used in financing activities.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $81.2 million and $110.3 million during the three months ended March 31, 2017, and 2016, respectively. Net cash provided by operating activities decreased $29.1 million primarily due to:

•	higher payments for fuel inventory of $23.4 million primarily due to higher lignite purchases and higher petroleum coke purchases and

•	lower collections from customers of $3.4 million due to Merger credits issued in 2016.

Net Investing Cash Flow
Net cash used in investing activities was $36.8 million and $31.2 million during the three months ended March 31, 2017, and 2016, respectively. Net cash used in investing activities increased $5.6 million primarily due to higher additions to property, plant, and equipment of $11.3 million, partially offset by higher transfers of cash from restricted accounts of $4.7 million.

Net Financing Cash Flow
Net cash used in financing activities was $44.7 million and $34.2 million during the three months ended March 31, 2017, and 2016, respectively. Net cash used in financing activities increased $10.5 million primarily due to higher distributions to Cleco Holdings of $10.0 million.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements.
For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

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
In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule included Rodemacher Unit 2, Madison Unit 3, and Dolet Hills Power Station. MATS controls equipment was installed and Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. In February 2016, the LPSC approved Cleco Power’s request for authorization to recover the revenue requirements associated with the MATS equipment. As of March 31, 2017, Cleco Power had spent $106.2 million on the project. Cleco Power’s final project cost is expected to be $108.0 million, with the remaining costs being related to post-construction refinements. On March 31, 2016, the Sierra Club filed a petition for judicial review in the 19th Judicial District Court, State of Louisiana, requesting that the LPSC’s approval of MATS be vacated. Briefs have been filed, but the court has not set a date for the oral argument. Cleco believes the LPSC’s approval was neither arbitrary nor capricious and, as such, believes the Sierra Club’s request to be without merit. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. The Supreme Court held that the EPA had not demonstrated that the promulgation of the MATS rule was “appropriate and necessary” due to the EPA’s failure to consider costs. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate the rule. On April 15, 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 24, 2016, deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings.
On March 28, 2017, the President signed a broad executive order. Among other measures, the order directs the EPA to review the CPP, the proposed Federal Implementation Plan for the CPP, and the greenhouse gas new source performance standards (GHG NSPS). It also gives the U.S. Department of Justice discretion to request that the U.S. Court of Appeals of the D.C. Circuit stay or otherwise delay the litigation challenging the CPP and the GHG NSPS while the administrative review is underway.
Until the directions of the executive order are carried out, management cannot predict what the final standards will entail or what controls the EPA and the state of Louisiana may require of Cleco in a final state implementation plan.
For a discussion of other Cleco environmental matters, see Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Retail Rates of Cleco Power
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in this audit was $582.6 million. On January 19, 2017, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. The report was approved by the LPSC on April 19, 2017. Cleco Power has FAC filings for January 2016 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.
For information concerning Cleco Power’s current FRP and amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates.”
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On February 3, 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit was $81.2 million. On December 1, 2016, the LPSC Staff issued its audit report which recommended a disallowance of environmental costs of less than $0.1 million. The report was approved by the LPSC on February 17, 2017. Cleco Power has EAC filings for January 2016 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Cleco Power began incurring additional environmental compliance expenses in the second quarter of 2015 for reagents associated with compliance with MATS. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on MATS, see “ — Environmental Matters.”
On April 8, 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On April 8, 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. On October 4, 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco anticipates the completion of this agreement in the second half of 2017. If the LPSC were to disallow such costs incurred by the utility to be included in retail rates, such disallowance could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For information on certain other regulatory aspects of retail rates concerning Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

System Support Resource (SSR)
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. One mitigating factor that has been identified is Cleco Power’s Terrebonne to Bayou Vista Transmission project, which is expected to be complete by the third quarter of 2018. Cleco Power has a 12-month SSR Agreement for the period April 1, 2017 to March 31, 2018. During this time, Cleco Power will continue to operate Teche Unit 3. Cleco Power has filed with FERC for its approval to collect $20.3 million annually in SSR payments from MISO which includes recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR Agreement. Cleco Power is unable to determine when a binding FERC order will be issued. MISO will allocate SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. In the first quarter of 2018, another study will be performed by MISO to determine if an SSR Agreement will be needed after March 31, 2018. At the end of the SSR, Cleco will have the option to rescind the Attachment Y requesting retirement of Teche Unit 3 and would be obligated to refund recoverable capital expenditures plus interest. Management does not expect to be obligated to refund any portion of these costs.

Energy Efficiency
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. In September 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power subsequently filed its formal intent with the LPSC to participate in the Phase I - Quick Start portion of the LPSC’s energy efficiency initiative, which began in November 2014, and has been extended through the start of Phase II, which is anticipated to be in the fourth quarter of 2018. During Phase I, Cleco Power designed several energy efficiency programs and began offering these programs to customers in November 2014. In November 2014, Cleco Power began recovering approximately $3.3 million annually of estimated costs for the program though an approved rate tariff.

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

Transmission Rates of Cleco Power
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. The first complaint, filed in November 2013, is for the period November 2013 through February 2015. On September 29, 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE.
In February 2015, the second ROE complaint was filed for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. Cleco is unable to determine when a binding FERC order will be issued on the second ROE complaint.
In November 2014, the MISO transmission owners committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. As of March 31, 2017, Cleco Power had $1.9 million accrued for a reduction to the ROE, including accrued interest. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

For more information about the risks associated with Cleco Power’s participation in MISO, see Part I, Item 1A, “Risk Factors — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
For information on transmission rates of Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Transmission and Generation Projects
Cleco Power is involved in several transmission projects, including the Cenla Transmission Expansion project and the Terrebonne to Bayou Vista Transmission project. Cleco Power is also currently involved in the St. Mary Clean Energy Center project, which is a waste heat generating unit, and the proposed Coughlin Pipeline project. For information on these projects, see “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
For information on Cleco Power’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
The SPP RE also conducts a NERC Critical Infrastructure Protection audit every three years. A NERC Critical Infrastructure Protection audit was conducted in February 2017. Based on the evidence provided, the SPP RE determined there were three instances of potential noncompliance. These findings are not expected to have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Lignite Deferral
At March 31, 2017, and December 31, 2016, Cleco Power had $5.7 million and $6.4 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Service Quality Program (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. On April 7, 2016, the SQP was approved by the LPSC. The SQP will remain in effect until 2021. Prior to the expiration of the SQP, a new five-year program must be negotiated and submitted to the LPSC for approval. Cleco Power filed its annual monitoring report on April 1, 2017.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. Cleco Power’s next municipal franchise expires in August 2020. For more information on franchises, see Part I, Item 1, “Business Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

Actual results may differ significantly from these estimates under different assumptions or conditions.
For more information on Cleco’s critical accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s downgraded Cleco Holdings’ credit ratings to BBB- (stable) and Baa3 (stable), respectively. On April 8, 2016, taking into consideration the anticipated completion of the Merger, S&P and Moody’s credit ratings were maintained at Cleco Power at BBB+ (stable) and A3 (stable), respectively. On April 7, 2017, Moody’s updated its credit ratings by maintaining Cleco Holdings at Baa3 (stable) and Cleco Power at A3 (stable). If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.

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

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

At March 31, 2017, Cleco had $0.5 million short-term variable rate debt outstanding at a rate of 2.73%. This debt was repaid on April 3, 2017.
Cleco had no long-term variable-rate debt under Cleco Holdings’ $100.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At March 31, 2017, Cleco had a $300.0 million long-term variable rate bank term loan outstanding. Amounts outstanding under the bank term loan bear interest at LIBOR plus 1.625%. At March 31, 2017, the all-in rate was 2.455%.
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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. There were no open natural gas positions at March 31, 2017. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal is currently scheduled to be submitted to the LPSC by June 30, 2017.
Cleco Power purchases the majority of its FTRs in annual auctions facilitated by MISO during the second quarter of each year and may also purchase additional FTRs in monthly auctions facilitated by MISO. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At March 31, 2017, Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $5.0 million in Energy risk management assets and $0.5 million in Energy risk management liabilities. For more information on FTRs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting — Commodity Contracts.”

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
At March 31, 2017, Cleco Power had no short-term variable-rate debt or long-term variable-rate debt.
At March 31, 2017, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, evaluations were performed under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Interim CEOs and CFO. The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the Interim CEOs and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in

SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the Interim CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the 2016 Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

The foregoing descriptions of the LTIP and STIP do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the LTIP and STIP, respectively, which are filed as Exhibit 10.3 and Exhibit 10.6, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

LTIP
On May 10, 2017, the Board of Managers of Cleco Holdings adopted the Cleco Corporate Holdings LLC 2017 LTIP to be effective as of January 1, 2017. The LTIP is designed to grow the value of Cleco Holdings’ business and encourage results-oriented actions on the part of its participants. The primary objective of the LTIP is to provide financial motivation for key officers, executives, and key employees to achieve or exceed established performance goals that support Cleco Holdings’

long-term business strategies. The LTIP is paid out according to performance objectives based on EBITDA and consolidated ROE for the applicable performance cycles with a payout range of 50% to 200% of target based on actual performance.

STIP
On May 10, 2017, the Board of Managers of Cleco Holdings adopted the Cleco Corporate Holdings LLC STIP to be effective as of January 1, 2017. The purposes of the STIP are to: (a) provide annual cash incentives to officers and employees of the Company; (b) attract and retain officers and employees; and (c) further align the interests of employees and officers of the Company with the interests of its owners. The STIP is paid out according to financial performance of the Company based on EBITDA, operational performance of the Company, and individual performance.

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
10.1
Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 28, 2017)

10.2
Interim Executive Employment Agreement, effective February 8, 2017, by and between Peggy Scott and Cleco Group LLC (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 22, 2017)

10.3	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017
10.4	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle
10.5	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle
10.6	2017 Short-Term Incentive Plan, effective as of January 1, 2017
12(a)	Computation of Ratios of Earnings to Fixed Charges
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
10.1
Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 28, 2017)

12(b)	Computation of Ratios of Earnings to Fixed Charges
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2017 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 11, 2017