Form 10-Q
period 2017-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2017-08-10
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
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

As of August 10, 2017, Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding interest of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporate Holdings LLC, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
bcIMC	British Columbia Investment Management Corporation
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Corporation	Pre-merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MIRA, bcIMC, John Hancock Financial, and other infrastructure investors.

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
CPP	Clean Power Plan
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LED	Louisiana Economic Development
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Predecessor	Pre-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The predecessor period is not comparable to the successor period.
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool
SSR	System Support Resource
Successor	Post-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The successor period is not comparable to the predecessor period.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana.
VaR	Value-at-Risk

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Holdings and Cleco Power,

•	the ability to remain in compliance with debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee workforce factors, including aging workforce, changes in management, and inadequate resources.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, please see Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
All subsequent written and oral forward-looking statements attributable to the Registrants, or persons acting on their behalf, are expressly qualified in their entirety by the factors identified above.
Any forward-looking statement is considered only as of the date of this Combined Quarterly Report on Form 10-Q and, except as required by law, the Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016
Operating revenue
Electric operations	$287,435	$229,927	$30,997
Other operations	21,465	14,133	1,949
Gross operating revenue	308,900	244,060	32,946
Electric customer credits	(239)	(558)	(43)
Operating revenue, net	308,661	243,502	32,903
Operating expenses
Fuel used for electric generation	87,974	66,251	8,934
Power purchased for utility customers	43,356	24,382	4,144
Other operations	29,256	24,270	4,244
Maintenance	24,400	22,905	5,182
Depreciation and amortization	41,552	34,160	5,137
Taxes other than income taxes	11,874	10,379	1,704
Merger transaction and commitment costs	—	171,303	33,390
Total operating expenses	238,412	353,650	62,735
Operating income (loss)	70,249	(110,148)	(29,832)
Interest income	381	197	41
Allowance for equity funds used during construction	1,440	749	72
Other income	475	1,738	364
Other expense	(260)	(187)	(73)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	31,022	26,693	2,592
Allowance for borrowed funds used during construction	(401)	(228)	(23)
Total interest charges	30,621	26,465	2,569
Income (loss) before income taxes	41,664	(134,116)	(31,997)
Federal and state income tax expense (benefit)	16,220	(52,202)	(8,669)
Net income (loss)	$25,444	$(81,914)	$(23,328)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016
Net income (loss)	$25,444	$(81,914)	$(23,328)
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $37, $0, and $37, respectively)	60	—	59
Amortization of interest rate derivatives to earnings (net of tax expense of $0, $0, and $4, respectively)	—	—	7
Total other comprehensive income, net of tax	60	—	66
Comprehensive income (loss), net of tax	$25,504	$(81,914)	$(23,262)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating revenue
Electric operations	$521,491	$229,927	$281,154
Other operations	38,345	14,133	19,080
Gross operating revenue	559,836	244,060	300,234
Electric customer credits	(674)	(558)	(364)
Operating revenue, net	559,162	243,502	299,870
Operating expenses
Fuel used for electric generation	157,846	66,251	96,378
Power purchased for utility customers	75,320	24,382	27,249
Other operations	61,244	24,270	33,563
Maintenance	48,924	22,905	29,813
Depreciation and amortization	82,402	34,160	44,076
Taxes other than income taxes	24,376	10,379	14,611
Merger transaction and commitment costs	2	171,303	34,912
Gain on sale of asset	—	—	(1,095)
Total operating expenses	450,114	353,650	279,507
Operating income (loss)	109,048	(110,148)	20,363
Interest income	693	197	265
Allowance for equity funds used during construction	2,350	749	723
Other income	1,845	1,738	870
Other expense	(534)	(187)	(590)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	62,967	26,693	22,330
Allowance for borrowed funds used during construction	(628)	(228)	(207)
Total interest charges	62,339	26,465	22,123
Income (loss) before income taxes	51,063	(134,116)	(492)
Federal and state income tax expense (benefit)	19,327	(52,202)	3,468
Net income (loss)	$31,736	$(81,914)	$(3,960)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Net income (loss)	$31,736	$(81,914)	$(3,960)
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $1,333 and tax expense of $0 and $367, respectively)	(2,131)	—	587
Amortization of interest rate derivatives to earnings (net of tax expense of $0, $0, and $37, respectively)	—	—	60
Total other comprehensive (loss) income, net of tax	(2,131)	—	647
Comprehensive income (loss), net of tax	$29,605	$(81,914)	$(3,313)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Assets
Current assets
Cash and cash equivalents	$10,512	$23,077
Restricted cash and cash equivalents	16,991	23,084
Customer accounts receivable (less allowance for doubtful accounts of $2,278 in 2017 and $7,199 in 2016)	70,347	56,780
Other accounts receivable	36,872	19,778
Unbilled revenue	39,945	34,268
Fuel inventory, at average cost	55,994	46,410
Materials and supplies, at average cost	81,757	81,818
Energy risk management assets	18,245	7,884
Accumulated deferred fuel	26,922	20,787
Cash surrender value of company-/trust-owned life insurance policies	79,618	77,225
Prepayments	8,572	7,813
Regulatory assets	30,409	26,803
Other current assets	408	1,315
Total current assets	476,592	427,042
Property, plant, and equipment
Property, plant, and equipment	3,534,966	3,476,581
Accumulated depreciation	(129,954)	(75,816)
Net property, plant, and equipment	3,405,012	3,400,765
Construction work in progress	130,531	78,577
Total property, plant, and equipment, net	3,535,543	3,479,342
Equity investment in investee	18,172	18,672
Goodwill	1,490,797	1,490,797
Prepayments	2,040	4,731
Restricted cash and cash equivalents	23,500	23,410
Regulatory assets - deferred taxes, net	240,319	237,449
Regulatory assets	437,534	454,644
Net investment in direct financing lease	13,394	13,420
Intangible assets	128,395	142,634
Tax credit fund investment, net	10,742	11,888
Other deferred charges	34,238	39,115
Total assets	$6,411,266	$6,343,144
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$85,800	$—
Long-term debt due within one year	19,007	19,715
Accounts payable	103,180	112,087
Customer deposits	57,351	56,599
Provision for rate refund	3,693	3,974
Provision for merger commitments	8,321	14,371
Taxes payable	19,422	3,942
Interest accrued	15,835	14,783
Energy risk management liabilities	302	201
Deferred compensation	11,158	11,654
Other current liabilities	16,453	14,850
Total current liabilities	340,522	252,176
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,051,473	1,033,055
Accumulated deferred investment tax credits	2,420	2,751
Postretirement benefit obligations	229,040	223,003
Restricted storm reserve	17,911	17,385
Other deferred credits	24,294	29,440
Total long-term liabilities and deferred credits	1,325,138	1,305,634
Long-term debt, net	2,724,893	2,738,571
Total liabilities	4,390,553	4,296,381
Commitments and contingencies (Note 12)
Member’s equity
Membership interest	2,013,721	2,069,376
Retained earnings/(Accumulated deficit)	7,623	(24,113)
Accumulated other comprehensive (loss) income	(631)	1,500
Total member’s equity	2,020,713	2,046,763
Total liabilities and member’s equity	$6,411,266	$6,343,144
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating activities
Net income (loss)	$31,736	$(81,914)	$(3,960)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	93,943	57,718	45,869
Gain on sale of asset	—	—	(1,095)
Provision for doubtful accounts	2,587	926	1,212
Unearned compensation expense	1,909	361	3,276
Allowance for equity funds used during construction	(2,350)	(748)	(724)
Deferred income taxes	16,881	(47,264)	2,219
Deferred fuel costs	(305)	(7,717)	977
Cash surrender value of company-/trust-owned life insurance	(2,393)	(1,761)	(840)
Changes in assets and liabilities
Accounts receivable	(30,205)	(5,360)	(1,865)
Accounts and notes receivable, affiliate	12	(3,786)	—
Unbilled revenue	(5,677)	(12,988)	563
Fuel inventory and materials and supplies	(9,652)	12,765	19,312
Prepayments	(896)	(2,425)	2,395
Accounts payable	(23,828)	(19,143)	8,348
Customer deposits	5,646	2,787	3,342
Provision for merger commitments	(6,761)	150,840	—
Postretirement benefit obligations	2,696	936	9,746
Regulatory assets and liabilities, net	4,896	4,104	5,178
Other deferred accounts	(8,631)	(7,109)	6,878
Taxes accrued	15,000	(8,161)	10,820
Interest accrued	965	(11,760)	17,909
Deferred compensation	(581)	(1,436)	(793)
Other operating	2,073	1,925	1,012
Net cash provided by operating activities	87,065	20,790	129,779
Investing activities
Additions to property, plant, and equipment	(128,693)	(43,623)	(42,392)
Allowance for equity funds used during construction	2,350	748	724
Proceeds from sale of property	458	159	1,932
Contributions to equity investment in investee	—	—	(2,450)
Transfer of cash from (to) restricted accounts, net	6,003	(147,830)	4,847
Other investing	816	579	529
Net cash used in investing activities	(119,066)	(189,967)	(36,810)

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Financing activities
Draws on credit facilities	114,000	15,000	3,000
Payments on credit facilities	(29,000)	(15,000)	(10,000)
Issuance of long-term debt	—	1,350,000	—
Repayment of long-term debt	(9,060)	(1,350,000)	(8,546)
Payment of financing costs	(301)	(5,830)	(43)
Dividends paid on common stock	—	(572)	(24,579)
Contribution from member	—	100,720	—
Distributions to member	(55,655)	(28,000)	—
Other financing	(548)	(559)	(717)
Net cash provided by (used in) financing activities	19,436	65,759	(40,885)
Net (decrease) increase in cash and cash equivalents	(12,565)	(103,418)	52,084
Cash and cash equivalents at beginning of period	23,077	120,330	68,246
Cash and cash equivalents at end of period	$10,512	$16,912	$120,330

Supplementary cash flow information
Interest paid, net of amount capitalized	$57,937	$37,466	$2,478
Income taxes paid (refunded), net	$1	$256	$(481)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,125	$19,668	$10,619
Non-cash additions to property, plant, and equipment	$3,009	$—	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	(ACCUMULATED DEFICIT) /RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2016	$2,069,376	$(24,113)	$1,500	$2,046,763
Distributions to member	(55,655)	—	—	(55,655)
Net income	—	31,736	—	31,736
Other comprehensive loss, net of tax	—	—	(2,131)	(2,131)
Balances, June 30, 2017	$2,013,721	$7,623	$(631)	$2,020,713
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2017	2016
Operating revenue
Electric operations	$289,855	$263,155
Other operations	20,950	15,564
Affiliate revenue	221	225
Gross operating revenue	311,026	278,944
Electric customer credits	(239)	(601)
Operating revenue, net	310,787	278,343
Operating expenses
Fuel used for electric generation	87,974	75,185
Power purchased for utility customers	43,356	28,526
Other operations	29,782	29,287
Maintenance	24,264	27,954
Depreciation and amortization	39,473	36,240
Taxes other than income taxes	11,404	11,491
Merger commitment costs	—	151,501
Total operating expenses	236,253	360,184
Operating income (loss)	74,534	(81,841)
Interest income	328	146
Allowance for equity funds used during construction	1,440	821
Other income	165	204
Other expense	(260)	(272)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	17,812	19,564
Allowance for borrowed funds used during construction	(401)	(251)
Total interest charges	17,411	19,313
Income (loss) before income taxes	58,796	(100,255)
Federal and state income tax expense (benefit)	23,063	(39,026)
Net income (loss)	$35,733	$(61,229)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2017	2016
Net income (loss)	$35,733	$(61,229)
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $120 in 2017 and $113 in 2016)	193	181
Amortization of interest rate derivatives to earnings (net of tax expense of $33 in 2017 and 2016)	53	53
Total other comprehensive income, net of tax	246	234
Comprehensive income (loss), net of tax	$35,979	$(60,995)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2017	2016
Operating revenue
Electric operations	$527,408	$513,312
Other operations	37,315	32,178
Affiliate revenue	440	457
Gross operating revenue	565,163	545,947
Electric customer credits	(674)	(922)
Operating revenue, net	564,489	545,025
Operating expenses
Fuel used for electric generation	157,846	162,629
Power purchased for utility customers	75,320	51,631
Other operations	61,770	58,681
Maintenance	48,684	52,492
Depreciation and amortization	78,230	74,843
Taxes other than income taxes	23,404	23,916
Merger commitment costs	—	151,501
Gain on sale of asset	—	(1,095)
Total operating expenses	445,254	574,598
Operating income (loss)	119,235	(29,573)
Interest income	594	325
Allowance for equity funds used during construction	2,350	1,472
Other income	375	351
Other expense	(534)	(789)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	36,143	39,034
Allowance for borrowed funds used during construction	(628)	(435)
Total interest charges	35,515	38,599
Income (loss) before income taxes	86,505	(66,813)
Federal and state income tax expense (benefit)	32,918	(26,463)
Net income (loss)	$53,587	$(40,350)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2017	2016
Net income (loss)	$53,587	$(40,350)
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $142 in 2017 and tax expense of $239 in 2016)	(227)	381
Amortization of interest rate derivatives to earnings (net of tax expense of $66 in 2017 and 2016)	106	106
Total other comprehensive (loss) income, net of tax	(121)	487
Comprehensive income (loss), net of tax	$53,466	$(39,863)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Assets
Utility plant and equipment
Property, plant, and equipment	$4,843,139	$4,790,565
Accumulated depreciation	(1,662,791)	(1,618,241)
Net property, plant, and equipment	3,180,348	3,172,324
Construction work in progress	128,919	77,306
Total utility plant and equipment, net	3,309,267	3,249,630
Current assets
Cash and cash equivalents	3,469	21,482
Restricted cash and cash equivalents	16,991	23,084
Customer accounts receivable (less allowance for doubtful accounts of $2,278 in 2017 and $7,199 in 2016)	70,347	56,780
Accounts receivable - affiliate	753	1,406
Other accounts receivable	36,682	19,457
Taxes receivable, net	—	12,490
Unbilled revenue	39,945	34,268
Fuel inventory, at average cost	55,994	46,410
Materials and supplies, at average cost	81,757	81,818
Energy risk management assets	18,245	7,884
Accumulated deferred fuel	26,922	20,787
Cash surrender value of company-owned life insurance policies	20,154	20,018
Prepayments	7,193	5,892
Regulatory assets	21,552	17,721
Other current assets	—	577
Total current assets	400,004	370,074
Equity investment in investee	18,172	18,672
Prepayments	2,040	4,731
Restricted cash and cash equivalents	23,479	23,389
Regulatory assets - deferred taxes, net	240,319	237,449
Regulatory assets	256,989	268,016
Intangible asset	50,279	58,473
Other deferred charges	32,294	37,014
Total assets	$4,332,843	$4,267,448
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Liabilities and member’s equity
Member’s equity	$1,528,668	$1,535,202
Long-term debt, net	1,226,305	1,235,056
Total capitalization	2,754,973	2,770,258
Current liabilities
Short-term debt	75,800	—
Long-term debt due within one year	19,007	19,715
Accounts payable	96,235	101,874
Accounts payable - affiliate	7,119	7,190
Customer deposits	57,351	56,599
Provision for rate refund	3,693	3,974
Provision for merger commitments	8,321	14,371
Taxes payable	9,742	—
Interest accrued	8,178	7,141
Energy risk management liabilities	302	201
Other current liabilities	11,329	9,951
Total current liabilities	297,077	221,016
Commitments and contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,075,303	1,068,592
Accumulated deferred investment tax credits	2,420	2,751
Postretirement benefit obligations	162,800	159,107
Restricted storm reserve	17,911	17,385
Other deferred credits	22,359	28,339
Total long-term liabilities and deferred credits	1,280,793	1,276,174
Total liabilities and member’s equity	$4,332,843	$4,267,448
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2017		2016
Operating activities
Net income (loss)	$53,587		$(40,350)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	82,292		79,059
Gain on sale of asset	—		(1,095)
Provision for doubtful accounts	2,500		2,051
Unearned compensation expense	1,023	—	1,186
Allowance for equity funds used during construction	(2,350)		(1,472)
Deferred income taxes	3,916		(22,438)
Deferred fuel costs	(305)		(6,740)
Changes in assets and liabilities
Accounts receivable	(30,240)		(6,914)
Accounts and notes receivable, affiliate	1,560		(680)
Unbilled revenue	(5,677)		(12,425)
Fuel inventory and materials and supplies	(9,652)		32,077
Prepayments	(1,438)		(512)
Accounts payable	(21,455)		(13,238)
Accounts and notes payable, affiliate	(58)		(4,129)
Customer deposits	5,646		6,129
Provision for merger commitments	(6,761)		150,840
Postretirement benefit obligations	2,472		2,426
Regulatory assets and liabilities, net	3,902		8,854
Other deferred accounts	(8,665)		(231)
Taxes accrued	21,753		(11,129)
Interest accrued	1,037		1,102
Other operating	1,436		1,819
Net cash provided by operating activities	94,523		164,190
Investing activities
Additions to property, plant, and equipment	(127,297)		(85,936)
Allowance for equity funds used during construction	2,350		1,472
Proceeds from sale of property	458		2,091
Contributions to equity investment in investee	—		(2,450)
Transfer of cash from (to) restricted accounts, net	6,003		(142,983)
Other investing	605		157
Net cash used in investing activities	(117,881)		(227,649)
Financing activities
Draws on credit facility	90,000		15,000
Payments on credit facility	(15,000)		(15,000)
Repayment of long-term debt	(9,060)		(8,546)
Contributions from parent	—		50,000
Distributions to parent	(60,000)		(35,000)
Other financing	(595)		(1,390)
Net cash provided by financing activities	5,345		5,064
Net decrease in cash and cash equivalents	(18,013)		(58,395)
Cash and cash equivalents at beginning of period	21,482		65,705
Cash and cash equivalents at end of period	$3,469		$7,310

Supplementary cash flow information
Interest paid, net of amount capitalized	$31,907		$35,746
Income taxes refunded, net	$—		$(485)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,081		$19,571
Non-cash additions to property, plant, and equipment	$3,009		$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2016	$1,548,624	$(13,422)	$1,535,202
Distributions to parent	(60,000)	—	(60,000)
Net income	53,587	—	53,587
Other comprehensive loss, net of tax	—	(121)	(121)
Balances, June 30, 2017	$1,542,211	$(13,543)	$1,528,668
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Business Combinations	Cleco and Cleco Power
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 5	Fair Value Accounting	Cleco and Cleco Power
Note 6	Debt	Cleco and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 8	Income Taxes	Cleco and Cleco Power
Note 9	Disclosures about Segments	Cleco
Note 10	Regulation and Rates	Cleco and Cleco Power
Note 11	Variable Interest Entities	Cleco and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 13	Affiliate Transactions	Cleco and Cleco Power
Note 14	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements of Cleco include the accounts of Cleco Holdings and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The Condensed Consolidated Financial Statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. Because the interim Condensed Consolidated Financial Statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2016.
These Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments that are necessary to fairly state the financial position and results of operations of Cleco. Amounts reported in Cleco’s interim financial statements are not necessarily indicative of amounts expected for the annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, discrete income tax items, and other factors.
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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,794	$9,213
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	6,997	12,671
Total current	16,991	23,084
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,782	17,379
Cleco Power’s charitable contributions	3,835	4,179
Cleco Power’s rate credit escrow	1,862	1,831
Total non-current	23,500	23,410
Total restricted cash and cash equivalents	$40,491	$46,494

Cleco Power
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,794	$9,213
Charitable contributions	1,200	1,200
Rate credit escrow	6,997	12,671
Total current	16,991	23,084
Non-current
Future storm restoration costs	17,782	17,379
Charitable contributions	3,835	4,179
Rate credit escrow	1,862	1,831
Total non-current	23,479	23,389
Total restricted cash and cash equivalents	$40,470	$46,473

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2016, to June 30, 2017, was due to Cleco Katrina/Rita using $9.1 million for a scheduled storm recovery bond principal payment and $1.9 million for a related interest payment, partially offset by collections of $10.6 million net of administration fees.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. In April 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and also deposited the rate credit funds into an escrow account. In April 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of June 30, 2017, $1.0 million of the charitable contributions and $127.2 million of the rate credits had been released from restricted cash.

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal was submitted to the LPSC on July 28, 2017. There were no open natural gas positions at June 30, 2017, or December 31, 2016.
Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power records FTRs at their estimated fair value when purchased. Each accounting period, Cleco Power adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At June 30, 2017, Cleco Power’s Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $18.2 million in Energy risk management assets and $0.3 million in Energy risk management liabilities, compared to $7.9 million in Energy risk management assets and $0.2 million in Energy risk management liabilities at December 31, 2016. For more information on FTRs, see Note 5 — “Fair Value Accounting — Commodity Contracts.”
Cleco and Cleco Power maintain a master netting agreement policy and monitor credit risk exposure through review of counterparty credit quality, aggregate counterparty credit exposure, and aggregate counterparty concentration

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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
Cleco and Cleco Power may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

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
During the predecessor periods April 1, 2016, through April 12, 2016, and January 1, 2016, through April 12, 2016, Cleco reported pretax compensation expense of $2.3 million and $3.2 million, respectively, on non-vested stock with a related tax benefit of $0.9 million and $1.2 million, respectively. In April 2016, Cleco incurred $2.3 million of merger expense due to the accelerated vesting of the LTIP shares for the predecessor period. For more information about the Merger, see Note 2 — “Business Combinations.”
During the three and six months ended June 30, 2016, Cleco Power reported pretax compensation expense of $0.6 million and $1.0 million, respectively, on non-vested stock with a related tax benefit of $0.2 million and $0.4 million, respectively.

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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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
Other fair value adjustments were recorded for long-term debt, postretirement benefit remeasurements and deferred losses, and interest rate derivative settlement gains and losses. These fair value adjustments are subject to rate regulation, but do not earn a return. In these instances, a corresponding regulatory asset was established, as the underlying utility asset or liability amounts are recoverable from or refundable to customers at historical cost through the rate setting process. These regulatory assets established to offset fair value adjustments are amortized in amounts and over time frames consistent with the realization or settlement of the fair value adjustments.
The valuations performed in the second quarter of 2016 to estimate the fair value of assets acquired and liabilities assumed were considered preliminary as a result of the short time period between the closing of the Merger and the end of the second quarter of 2016. During the third quarter of 2016, valuations were performed for the valuation and assessment of the postretirement benefit plans as of April 13, 2016, and the economic useful life of the Cleco trade name. Cleco completed its evaluation and determination of the fair value of certain assets and liabilities acquired as of December 31, 2016. There were no adjustments to those amounts during the six months ended June 30, 2017. While management believes the positions reflected on the income tax returns are reasonable, the returns have not been audited by the applicable taxing authorities.

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
Upon initial evaluation, key changes in the standard that management is assessing for potential areas of impact include accounting for contract modifications, contracts with pricing provisions that may require it to recognize revenue at prices other than the contract price (e.g., straight-line or estimated future market prices), and accounting for alternative revenue programs. Management has not identified any impacts that would have a material impact on the results of operations, financial condition, or cash flows of the Registrants. Management expects most of Cleco’s revenue to be in scope of the new guidance. The majority of sales, including energy provided to residential customers, are from tariff offerings that provide electricity supplied and billed in that period. As such,

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

management does not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. Management is evaluating other revenue streams, including long-term contracts with industrial and wholesale customers. Management will continue to evaluate the impact of this guidance, including any additional clarifying amendments issued during implementation.
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
In October 2016, FASB amended the income tax guidance related to intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This new guidance states that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those years. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
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

In January 2017, FASB issued amendments to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the Registrants.
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
In March 2017, FASB amended guidance related to defined benefit pension and other postretirement benefit plans. The new amendment requires an entity to present service cost in the same line item as other current employee compensation costs and to present the remaining components of net benefit cost in a separate line item outside of operating items. The amendment also allows only the service cost component of net benefit cost to be eligible for capitalization. The adoption of this guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those years. This amendment should be applied retrospectively for the presentation of the service cost in the income statement while the capitalization of the service cost should be applied prospectively. Management is currently evaluating the impact of this standard, including coordinating with its industry group. The adoption of this guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In May 2017, FASB amended guidance related to service concession arrangements. The amendment clarifies that the grantor, rather than the third-party users, is the customer of the operation services in all cases for service concession arrangements. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco could require discontinuance of the application of the authoritative guidance on regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Regulatory assets – deferred taxes, net	$240,319	$237,449
Mining costs	5,098	6,372
Interest costs	4,680	4,860
AROs	2,420	2,096
Postretirement costs	140,300	145,268
Tree trimming costs	6,280	5,549
Training costs	6,630	6,708
Surcredits, net	4,161	5,876
AMI deferred revenue requirement	4,499	4,772
Late/reconnect fees	3,154	—
Production operations and maintenance expenses	11,055	13,999
AFUDC equity gross-up	69,958	70,423
Acadia Unit 1 acquisition costs	2,389	2,442
Financing costs	8,478	8,663
Biomass costs	3	18
MISO integration costs	936	1,404
Coughlin transaction costs	984	999
Corporate franchise tax	1,290	1,308
MATS costs	5,128	4,270
Other	1,098	710
Total regulatory assets	278,541	285,737
Fuel and purchased power	26,922	20,787
Total regulatory assets, net	$545,782	$543,973

The following table summarizes Cleco’s net regulatory assets and liabilities:

(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Total Cleco Power regulatory assets, net	$545,782	$543,973
Cleco Holdings’ Merger adjustments (1)
Fair value of long-term debt	151,368	155,776
Postretirement costs	22,368	23,362
Financing costs	8,794	8,966
Debt issuance costs	6,872	7,606
Total Cleco regulatory assets, net	$735,184	$739,683
(1) Cleco Holdings’ regulatory assets include acquisition accounting adjustments as a result of the Merger.

Late/Reconnect Fees
In August 2016, the LPSC issued executive orders following flooding events in south Louisiana which prohibited public utilities from disconnecting or charging late fees to customers for non-payment in affected parishes. In January 2017, the LPSC issued an order terminating those executive orders effective March 1, 2017. The January 2017 order also provided that public utilities were entitled to formally petition the LPSC to recover lost revenues as a result of the executive orders issued in August 2016. Beginning July 2017, Cleco Power’s lost revenues related to reconnect and late fees of $3.2 million are being recovered and amortized over a three-year period.

Cleco Holdings’ Merger Adjustments
As a result of the Merger, Cleco implemented acquisition accounting, which eliminated AOCI at the Cleco consolidated level on the date of the Merger. Cleco will continue to recover expenses related to certain postretirement costs; therefore, Cleco recognized a regulatory asset based on its determination that these costs can continue to be collected from customers. These costs will be amortized to Other operations expense over the average remaining service period of participating employees. Cleco will also continue to recover financing costs associated with the settlement of two treasury rate locks and a forward starting swap contract that were previously recognized in AOCI. Additionally, as a result of the Merger, a regulatory asset was recorded for debt issuance costs that were eliminated at Cleco and a regulatory asset was recorded for the difference between the carrying value and the fair value of long-term debt. These regulatory assets will be amortized over the terms of the related debt issuances. On March 1, 2017, Cleco completed the repayment of the first of two tranches of its Cleco Katrina/Rita storm recovery bonds issued in March 2008. As a result, the fair value adjustments for the redeemed long-term debt and the related unamortized debt issuance cost of $0.7 million on Cleco’s Condensed Consolidated Balance Sheet were derecognized. The offset was to the respective regulatory assets.

Note 5 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2017, and December 31, 2016, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2017		AT DEC. 31, 2016
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,754,856	$2,825,484	$2,768,149	$2,754,518
* The carrying value of long-term debt does not include deferred issuance costs of $11.4 million at
June 30, 2017, and $11.7 million at December 31, 2016.

Cleco Power
	AT JUNE 30, 2017		AT DEC. 31, 2016
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,253,488	$1,431,576	$1,262,373	$1,418,693
* The carrying value of long-term debt does not include deferred issuance costs of $8.6 million at
June 30, 2017, and $9.4 million at December 31, 2016.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$47,209	$—	$47,209	$—	$66,410	$—	$66,410	$—
FTRs	18,245	—	—	18,245	7,884	—	—	7,884
Total assets	$65,454	$—	$47,209	$18,245	$74,294	$—	$66,410	$7,884
Liability description
FTRs	302	—	—	302	201	—	—	201
Total liabilities	$302	$—	$—	$302	$201	$—	$—	$201

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT JUNE 30, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$40,788	$—	$40,788	$—	$65,089	$—	$65,089	$—
FTRs	18,245	—	—	18,245	7,884	—	—	7,884
Total assets	$59,033	$—	$40,788	$18,245	$72,973	$—	$65,089	$7,884
Liability description
FTRs	302	—	—	302	201	—	—	201
Total liabilities	$302	$—	$—	$302	$201	$—	$—	$201

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Beginning balance	$4,418	$3,458	$1,866	$7,683	$3,458	$7,398
Unrealized (losses) gains*	(2,460)	1,234	(199)	(2,460)	1,234	(1,031)
Purchases	22,843	12,608	2,024	23,118	12,608	2,070
Settlements	(6,858)	(3,682)	(233)	(10,398)	(3,682)	(4,979)
Ending balance	$17,943	$13,618	$3,458	$17,943	$13,618	$3,458
* Unrealized gains and losses are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2017	2016	2017	2016
Beginning balance	$4,418	$1,866	$7,683	$7,398
Unrealized (losses) gains*	(2,460)	1,035	(2,460)	203
Purchases	22,843	14,632	23,118	14,678
Settlements	(6,858)	(3,915)	(10,398)	(8,661)
Ending balance	$17,943	$13,618	$17,943	$13,618
* Unrealized gains and losses are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of June 30, 2017, and December 31, 2016:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2017	$18,245	$302	RTO auction pricing	FTR price - per MWh	$(3.28)	$6.30
FTRs at Dec. 31, 2016	$7,884	$201	RTO auction pricing	FTR price - per MWh	$(3.61)	$6.04

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
At June 30, 2017, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $6.8 million, $17.0 million, and $23.4 million, respectively, at June 30, 2017, and $20.0 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $0.4 million, $17.0 million, and $23.4 million, respectively, at June 30, 2017, and $18.7 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power.

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
During the six months ended June 30, 2017, and the year ended December 31, 2016, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2017, and December 31, 2016:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2017	AT DEC. 31, 2016
Commodity-related contracts
FTRs
Current	Energy risk management assets	$18,245	$7,884
Current	Energy risk management liabilities	302	201
Commodity-related contracts, net		$17,943	$7,683

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the six months ended June 30, 2017, and 2016:

Cleco
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
(THOUSANDS)	DERIVATIVES LINE ITEM	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Commodity contracts
FTRs(1)	Electric operations	$11,947	$6,879	$43	$21,110	$6,879	$8,563
FTRs(1)	Power purchased for utility customers	(6,327)	(303)	(38)	(10,992)	(303)	(5,761)
Total		$5,620	$6,576	$5	$10,118	$6,576	$2,802
(1) For the three and six months ended June 30, 2017, unrealized losses associated with FTRs not recognized in income on derivatives of $2.5 million were reported through Accumulated deferred fuel on the balance sheet. For the periods April 1, 2016 - April 12, 2016, January 1, 2016 - April 12, 2016, and April 13, 2016 - June 30, 2016, unrealized (losses) gains associated with FTRs not recognized in income on derivatives of $(0.2) million, $(1.0) million, and 1.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Cleco Power
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	DERIVATIVES LINE ITEM	2017	2016	2017	2016
Commodity contracts
FTRs(1)	Electric operations	$11,947	$6,922	$21,110	$15,442
FTRs(1)	Power purchased for utility customers	(6,327)	(341)	(10,992)	(6,064)
Total		$5,620	$6,581	$10,118	$9,378
(1) For the three and six months ended June 30, 2017, unrealized losses associated with FTRs not recognized in income on derivatives of $2.5 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2016, unrealized gains associated with FTRs not recognized in income on derivatives of $1.0 million and $0.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

At June 30, 2017, and December 31, 2016, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal was submitted to the LPSC on July 28, 2017.
Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. FTRs are not designated as hedging instruments for accounting purposes. The total volume of FTRs that Cleco Power had outstanding at June 30, 2017, and December 31, 2016, was 20.0 million MWh and 9.0 million MWh, respectively.

Note 6 — Debt
In May 2016, Cleco Holdings completed the private sale of $535.0 million aggregate principal amount of its 3.743% senior notes due May 1, 2026, and $350.0 million aggregate principal amount of its 4.973% senior notes due May 1, 2046. Cleco Holdings used the proceeds from the issuance and sale of these notes to repay a portion of the $1.35 billion Acquisition Loan Facility entered into in connection with the completion of the Merger. On April 28, 2017, Cleco Holdings completed an exchange offer for all of its then outstanding 3.743% and 4.973% senior notes, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 3.743% senior notes due May 1, 2026, and 4.973% senior notes due May 1, 2046, that were so registered. Cleco Holdings did not receive any proceeds from the exchange offer.
On March 1, 2017, Cleco completed the repayment of the first of two tranches of its Cleco Katrina/Rita storm recovery bonds issued in March 2008. The total principal amount for both tranches was $180.6 million. The first tranche had an initial principal amount of $113.0 million at an interest rate of 4.41% and a final maturity date of March 1, 2020. As part of the early redemption on March 1, 2017, Cleco paid $1.1 million in principal and less than $0.1 million in accrued interest.
At June 30, 2017, Cleco Holdings had $10.0 million of short-term debt outstanding under its $100.0 million credit facility, at an all-in interest rate of 2.98%. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At June 30, 2017, Cleco Power had $75.0 million of short-term debt outstanding under its $300.0 million credit facility, at an average all-in interest rate of 2.32%. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.

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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

The components of net periodic pension and other benefit cost for the three and six months ended June 30, 2017, and 2016 are as follows:

	PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016
Components of periodic benefit costs
Service cost	$2,295	$1,893	$301	$385	$329	$51
Interest cost	5,467	4,669	734	402	364	56
Expected return on plan assets	(5,895)	(5,193)	(801)	—	—	—
Amortizations
Prior period service (credit) cost	(18)	(15)	(2)	—	—	4
Net loss (gain)	2,591	1,845	329	(2)	—	21
Net periodic benefit cost	$4,440	$3,199	$561	$785	$693	$132

	PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Components of periodic benefit costs
Service cost	$4,520	$1,893	$2,563	$770	$329	$431
Interest cost	10,824	4,669	6,242	805	364	476
Expected return on plan assets	(12,032)	(5,193)	(6,812)	—	—	—
Amortizations
Prior period service (credit) cost	(36)	(15)	(20)	—	—	34
Net loss (gain)	5,004	1,845	2,798	(5)	—	181
Net periodic benefit cost	$8,280	$3,199	$4,771	$1,570	$693	$1,122

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the successor periods for the three and six months ended June 30, 2017, was $0.5 million and $0.9 million, respectively. The amount for the predecessor periods April 1, 2016, through April 12, 2016, and January 1, 2016, through April 12, 2016, was $0.1 million and $0.5 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the successor period April 13, 2016, through June 30, 2016, was $0.4 million.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017, was $0.9 million and $1.7 million, respectively. The amounts for the three and six months ended June 30, 2016, were $0.8 million and $1.7 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at June 30, 2017, and December 31, 2016, are as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Current	$3,854	$3,854
Non-current	$39,631	$40,196

Cleco Power
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Current	$3,345	$3,345
Non-current	$34,407	$34,892

SERP
Certain Cleco officers are covered by SERP. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described below. SERP is a non-qualified, non-contributory, defined benefit pension plan. Generally, benefits under the plan reflect an employee’s years of service, age at retirement and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement. SERP benefits are reduced by retirement benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the 401(k) Plan. In accordance with the SERP plan document and the Merger Agreement, four executive officers received enhanced benefits, and upon termination of employment, two of these executive officers received accelerated vesting. Another executive officer received enhanced SERP benefits, net of other postretirement benefits, as part of a separation agreement. Two current executive officers’ SERP benefits will be capped as of December 31, 2017, with regard to final compensation; however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers had their annual bonuses set at target rather than

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

actual awards for the year 2016 and will have their annual bonuses set at target rather than actual awards for the year 2017 for the average incentive award portion of their SERP benefit calculation. A third executive officer’s SERP calculation will use a fixed salary amount for 2017 and will exclude any compensation exceeding this amount. Management will review current market trends as it evaluates Cleco’s future compensation strategy. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust. The life insurance policies issued on SERP participants designate the rabbi trust as the beneficiary. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies that employed the officer. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
The components of net periodic benefit cost related to SERP for the three and six months ended June 30, 2017, and 2016, are as follows:

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016
Components of periodic benefit costs
Service cost	$102	$589	$119
Interest cost	820	755	169
Amortizations
Prior period service (credit) cost	(29)	—	3
Net loss (gain)	624	—	(81)
Net periodic benefit cost	1,517	1,344	210
Curtailments	—	—	3,602
Special/contractual termination benefits	—	—	3,222
Total benefit cost	$1,517	$1,344	$7,034

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Components of periodic benefit costs
Service cost	$247	$589	$702
Interest cost	1,620	755	900
Amortizations
Prior period service (credit) cost	(68)	—	17
Net loss	1,025	—	574
Net periodic benefit cost	2,824	1,344	2,193
Curtailment charge	—	—	3,602
Special/contractual termination benefits	315	—	3,222
Total benefit cost	$3,139	$1,344	$9,017

There was a remeasurement of SERP on March 30, 2017, to reflect a special termination benefit resulting from an executive officer’s separation agreement. On the date of the remeasurement, the discount rate decreased from 4.22% to

4.08%. This remeasurement resulted in special termination benefits of $0.3 million.
The total expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively, compared to $0.3 million and $0.8 million for the three and six months ended June 30, 2016, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2017, and December 31, 2016, are as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Current	$4,431	$4,308
Non-current	$77,029	$73,738

Cleco Power
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Current	$939	$885
Non-current	$16,013	$15,145

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions can be made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the 401(k) Plan is voluntary, and all active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2017, and 2016, is as follows:

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016
401(k) Plan expense	$1,204	$1,110	$219

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
401(k) Plan expense	$2,872	$1,110	$1,593

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2017, and 2016, is as follows:

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016
401(k) Plan expense	$198	$173	$37

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
401(k) Plan expense	$477	$173	$319

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Note 8 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and six months ended June 30, 2017, and 2016:

Cleco
	SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Effective tax rate	38.9%	38.9%	27.1%	37.8%	38.9%	(704.9)%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Effective tax rate	39.2%	38.9%	38.1%	39.6%

For the successor periods, the effective income tax rates for Cleco were different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the predecessor periods, the effective income tax rates for Cleco were different than the federal statutory rate primarily due to a significant portion of the merger costs not being deductible, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the three and six months ended June 30, 2017, and 2016, the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to the flowthrough of state tax benefits, including AFUDC equity, and state tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of June 30, 2017, and December 31, 2016, Cleco had a deferred tax asset resulting from NMTC carryforwards of $97.5 million. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of June 30, 2017, Cleco has a federal net operating loss carryforward of $32.0 million and a state net operating loss carryforward of $168.4 million. The federal and state net operating loss carryforwards will begin to expire in 2031. Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At June 30, 2017, and December 31, 2016, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the six months ended June 30, 2017, and 2016,

Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At June 30, 2017, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2017, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
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
Cleco classifies income tax penalties as a component of other expense. For the six months ended June 30, 2017, and 2016, no penalties were recognized.

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
The financial results of Cleco’s segment are presented on an accrual basis. Management evaluates the performance of

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

its segment and allocates resources to it based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis.

These intercompany transactions relate primarily to joint and common administrative support services provided by Support Group.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
	SUCCESSOR
2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$289,855	$(2,420)	$—	$287,435
Other operations	20,950	515	—	21,465
Electric customer credits	(239)	—	—	(239)
Affiliate revenue	221	13,631	(13,852)	—
Operating revenue, net	$310,787	$11,726	$(13,852)	$308,661
Depreciation and amortization	$39,473	$2,079	$—	$41,552
Interest charges	$17,411	$13,285	$(75)	$30,621
Interest income	$328	$127	$(74)	$381
Federal and state income tax expense (benefit)	$23,063	$(6,843)	$—	$16,220
Net income (loss)	$35,733	$(10,289)	$—	$25,444

	SUCCESSOR APR. 13, 2016 - JUNE 30, 2016				PREDECESSOR APR. 1, 2016 - APR. 12, 2016
2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$232,158	$(2,231)	$—	$229,927	$30,997	$—	$—	$30,997
Other operations	13,685	448	—	14,133	1,879	70	—	1,949
Electric customer credits	(558)	—	—	(558)	(43)	—	—	(43)
Affiliate revenue	194	10,763	(10,957)	—	31	2,000	(2,031)	—
Operating revenue, net	$245,479	$8,980	$(10,957)	$243,502	$32,864	$2,070	$(2,031)	$32,903
Depreciation and amortization	$31,145	$3,016	$(1)	$34,160	$5,095	$42	$—	$5,137
Merger transaction and commitment costs	$151,501	$19,802	$—	$171,303	$—	$33,390	$—	$33,390
Interest charges	$16,759	$9,721	$(15)	$26,465	$2,554	$17	$(2)	$2,569
Interest income	$117	$95	$(15)	$197	$29	$14	$(2)	$41
Federal and state income tax (benefit) expense	$(39,456)	$(12,746)	$—	$(52,202)	$430	$(9,099)	$—	$(8,669)
Net (loss) income	$(61,898)	$(20,016)	$—	$(81,914)	$669	$(23,997)	$—	$(23,328)

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
	SUCCESSOR
2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$527,408	$(5,917)	$—	$521,491
Other operations	37,315	1,030	—	38,345
Electric customer credits	(674)	—	—	(674)
Affiliate revenue	440	28,365	(28,805)	—
Operating revenue, net	$564,489	$23,478	$(28,805)	$559,162
Depreciation and amortization	$78,230	$4,172	$—	$82,402
Merger transaction and commitment costs	$—	$2	$—	$2
Interest charges	$35,515	$26,966	$(142)	$62,339
Interest income	$594	$240	$(141)	$693
Federal and state income tax expense (benefit)	$32,918	$(13,591)	$—	$19,327
Net income (loss)	$53,587	$(21,851)	$—	$31,736
Additions to property, plant, and equipment	$127,297	$1,396	$—	$128,693
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,823,640	$601,977	$(14,351)	$6,411,266
(1) Balances as of June 30, 2017

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

	SUCCESSOR APR. 13, 2016 -JUNE 30, 2016				PREDECESSOR JAN. 1, 2016 - APR. 12, 2016
2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$232,158	$(2,231)	$—	$229,927	$281,154	$—	$—	$281,154
Other operations	13,685	448	—	14,133	18,493	587	—	19,080
Electric customer credits	(558)	—	—	(558)	(364)	—	—	(364)
Affiliate revenue	194	10,763	(10,957)	—	263	15,024	(15,287)	—
Operating revenue, net	$245,479	$8,980	$(10,957)	$243,502	$299,546	$15,611	$(15,287)	$299,870
Depreciation and amortization	$31,145	$3,016	$(1)	$34,160	$43,698	$377	$1	$44,076
Merger transaction and commitment costs	$151,501	$19,802	$—	$171,303	$—	$34,928	$(16)	$34,912
Interest charges	$16,759	$9,721	$(15)	$26,465	$21,840	$295	$(12)	$22,123
Interest income	$117	$95	$(15)	$197	$208	$69	$(12)	$265
Federal and state income tax (benefit) expense	$(39,456)	$(12,746)	$—	$(52,202)	$12,993	$(9,525)	$—	$3,468
Net (loss) income	$(61,898)	$(20,016)	$—	$(81,914)	$21,548	$(25,508)	$—	$(3,960)
Additions to property, plant, and equipment	$43,583	$40	$—	$43,623	$42,353	$39	$—	$42,392
Equity investment in investees (1)	$18,672	$—	$—	$18,672
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,758,245	$614,959	$(30,060)	$6,343,144
(1) Balances as of December 31, 2016

Note 10 — Regulation and Rates

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The first complaint, filed in November 2013, was for the period November 2013 through February 2015. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE.
The second complaint, filed in February 2015, was for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. Cleco Power is unable to determine when a binding FERC order will be issued on the second ROE complaint.
On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. As of June 30, 2017, Cleco Power had $2.0 million accrued for ROE reductions, including accrued interest.
For more information on the ROE complaints, see Note 12 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ended June 30. Cleco Power will file an application with the LPSC for a new FRP by June 30, 2019, with anticipated new rates being effective July 1, 2020.
On October 31, 2016, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2016, which indicated that no refund was due as a result of the FRP and $0.3 million was due as a result of the cost of service savings from the Merger Commitments. On May 1, 2017, the LPSC filed the report of its review of the 2016 FRP monitoring report which confirmed no earnings-related refunds, and the report was approved on June 28, 2017. For more information on Merger Commitments, see “— Merger Commitments.”

Merger Commitments
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. On April 28, 2016, the LPSC voted to issue credits equally to eligible customers with service as of June 30, 2016, beginning in July 2016. As of June 30, 2017, Cleco Power had issued $127.6 million of customer rate credits. Also included in the Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED and $6.0 million of charitable contributions to be disbursed over five years. In December 2016, the $7.0 million one-time contribution was paid to the LED.
In addition, the Merger Commitments included $1.2 million of annual estimated cost of service savings expected as a result of the Merger. The cost savings are not subject to the target ROE or any sharing mechanism in the current FRP and will continue until Cleco Power’s anticipated new rates begin on July 1, 2020. The cost savings will be refunded to customers annually beginning in September 2017. As of June 30, 2017, Cleco Power had $1.5 million accrued for the cost savings refund. A report on the status of the Merger Commitments must be filed annually by October 31 for the 12-month period ended June 30. On October 31, 2016, Cleco

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Power filed the annual Merger Commitment status report for the period ended June 30, 2016.

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. One mitigating factor that has been identified is Cleco Power’s Terrebonne to Bayou Vista Transmission project, which is expected to be complete by the third quarter of 2018. Cleco Power has a 12-month SSR Agreement for the period April 1, 2017, to March 31, 2018. During this time, Cleco Power will continue to operate Teche Unit 3. Cleco Power has filed with FERC for its approval to collect $20.3 million annually in SSR payments from MISO which includes recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR Agreement. In the second quarter of 2017, Cleco Power began receiving the monthly SSR payments from MISO, subject to refund pending review and approval by FERC. On July 20, 2017, Cleco Power, FERC staff, and intervenors met at the first settlement conference and set a procedural schedule for data requests between parties. On July 27, 2017, Cleco Power received five sets of informal data requests from FERC staff and intervenors. Cleco Power anticipates the completion of this discovery phase by September 30, 2017. The next settlement conference is scheduled for September 19, 2017. Cleco Power is unable to determine when a binding FERC order will be issued. Also in the second quarter of 2017, MISO began allocating SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. In the first quarter of 2018, another study is expected to be performed by MISO to determine if an SSR Agreement will be needed after March 31, 2018. At the end of the SSR Agreement, Cleco Power will have the option to rescind the Attachment Y requesting retirement of Teche Unit 3, and if this option is exercised, Cleco Power would be required to refund recoverable capital expenditures plus interest. Management does not expect to be required to refund any portion of these costs.

Other
In April 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. In April 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. In October 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco is unable to determine if or when the completion of this confidentiality agreement will occur.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2017, consisted of its equity investment of $18.2 million. In June 2017, Cleco Power received $0.5 million from Oxbow as a return of investment.
During the first quarter of 2017, the transition from the Dolet Hills mine to the Oxbow mine commenced. This transition was completed in July 2017.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(1,100)	(600)
Total equity investment in investee	$18,172	$18,672

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Oxbow’s net assets/liabilities	$36,344	$37,345
Cleco Power’s 50% equity	$18,172	$18,672
Cleco Power’s maximum exposure to loss	$18,172	$18,672

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2017	2016	2017	2016
Operating revenue	$532	$1,526	$1,605	$3,627
Operating expenses	532	1,526	1,605	3,627
Income before taxes	$—	$—	$—	$—

DHLC mines lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station.
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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
On March 21, 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. On May 13, 2016, the plaintiffs filed their Fourth Verified Consolidated Amended Class Action Petition. This petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held on September 15, 2016. On September 26, 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal on November 9, 2016. The plaintiffs filed their brief on May 18, 2017, and Cleco filed its brief on July 7, 2017. Cleco anticipates that the Third Circuit Court of Appeal will hear the oral arguments in the case by December 31, 2017. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The District Court denied Cleco’s exception in December 2015, after considering briefs and arguments. In January 2016, Cleco appealed the District Court’s denial of its exception by filing with the Third Circuit Court of Appeal for the State of Louisiana. In June 2016, the Third Circuit Court of Appeal for the State of Louisiana denied the request to have the case dismissed. In July 2016, Cleco filed a writ to the Louisiana Supreme Court seeking a review of the District Court’s denial of Cleco’s exception. In November 2016, the Louisiana Supreme Court denied Cleco’s writ application.
In February 2016, the parties agreed to a stay of all proceedings pending discussions concerning settlement. In May 2016, the District Court lifted the stay at the request of Gulf Coast. The parties are currently participating in discovery. Cleco believes the allegations of the petition are contradicted by the written documents executed by Gulf Coast, are otherwise without merit, and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

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

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In February 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in the audit was $582.6 million. On January 19, 2017, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. The report was approved by the LPSC on April 19, 2017. Cleco Power has FAC filings for January 2016 and thereafter that remain subject to audit.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.

Environmental Audit
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In February 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in the audit was $81.2 million. In December 2016, the LPSC Staff issued its audit report which recommended a disallowance of environmental costs of less than $0.1 million. The report was approved by the LPSC on February 17, 2017. Cleco Power has EAC filings for January 2016 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.
In the second quarter of 2015, Cleco Power began incurring additional environmental compliance expenses for reagents associated with compliance with MATS. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. In April 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 24, 2016, deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings. At the request of the EPA, on April 27, 2017, the court issued an order holding the cases in abeyance pending the EPA’s review of its supplemental finding. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. The first complaint, filed in November 2013, was for the period November 2013 through February 2015. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE.
The second complaint, filed in February 2015, was for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. Cleco Power is unable to determine when a binding FERC order will be issued on the second ROE complaint.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. As of June 30, 2017, Cleco Power had $2.0 million accrued for a reduction to the ROE, including accrued interest. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2017, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $4.7 million and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets because management has determined that Cleco and Cleco Power’s affiliates are able to perform the obligations under their contracts and that it is not probable that payments by Cleco or Cleco Power will be required.
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
On behalf of Acadia, Cleco Holdings provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. The remaining indemnifications relate

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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
Due to the right of offset, the investment and associated debt are presented in Tax credit fund investment, net, on Cleco’s Condensed Consolidated Balance Sheet. At December 31, 2016, the amount of the liability component contained in the net asset was $0.6 million, and it was paid on March 30, 2017. The amount of tax benefits delivered in excess of capital contributions as of June 30, 2017, was $11.1 million.
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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. On April 7, 2017, Moody’s updated its credit ratings by maintaining Cleco Holdings at Baa3 (stable) and Cleco Power at A3 (stable). On May 30, 2017, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively.
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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Note 13 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2017		AT DEC. 31, 2016
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$48	$82	$3	$119
Support Group	671	7,037	1,402	7,071
Other (1)	34	—	1	—
Total	$753	$7,119	$1,406	$7,190
(1) Represents Attala and Perryville.

Note 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2017			FOR THE SIX MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENFIT NET GAIN (LOSS)	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
SUCCESSOR
Balances, beginning of period	$(691)	$—	$(691)	$1,500	$—	$1,500
Other comprehensive loss before reclassifications
Postretirement benefit adjustments during the period	—	—	—	(2,065)	—	(2,065)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss (gain)	60	—	60	(66)	—	(66)
Net current-period other comprehensive income (loss)	60	—	60	(2,131)	—	(2,131)
Balances, June 30, 2017	$(631)	$—	$(631)	$(631)	$—	$(631)

	FOR THE THREE MONTHS ENDED JUNE 30, 2016			FOR THE SIX MONTHS ENDED JUNE 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, beginning of period	$(20,329)	$(5,675)	$(26,004)	$(20,857)	$(5,728)	$(26,585)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	59	—	59	587	—	587
Reclassification of net loss to interest charges	—	7	7	—	60	60
Net current-period other comprehensive income	59	7	66	587	60	647
Balances, Apr. 12, 2016	$(20,270)	$(5,668)	$(25,938)	$(20,270)	$(5,668)	$(25,938)
SUCCESSOR(1)
Balances, Apr. 13, 2016	$—	$—	$—	$—	$—	$—
Balances, June 30, 2016	$—	$—	$—	$—	$—	$—
(1) As a result of the Merger, accumulated other comprehensive income was reduced to zero on April 13, 2016, as required by acquisition accounting.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2017			FOR THE SIX MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,325)	$(5,464)	$(13,789)	$(7,905)	$(5,517)	$(13,422)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments during the period	—	—	—	(584)	—	(584)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	193	—	193	357	—	357
Reclassification of net loss to interest charges	—	53	53	—	106	106
Net current-period other comprehensive income (loss)	193	53	246	(227)	106	(121)
Balances, June 30, 2017	$(8,132)	$(5,411)	$(13,543)	$(8,132)	$(5,411)	$(13,543)

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2016			FOR THE SIX MONTHS ENDED JUNE 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(11,164)	$(5,675)	$(16,839)	$(11,364)	$(5,728)	$(17,092)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	181	—	181	381	—	381
Reclassification of net loss to interest charges	—	53	53	—	106	106
Net current-period other comprehensive income	181	53	234	381	106	487
Balances, June 30, 2016	$(10,983)	$(5,622)	$(16,605)	$(10,983)	$(5,622)	$(16,605)

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2017, and June 30, 2016.

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

Enterprise Business Applications Project
Cleco is initiating a project that will replace and is expected to improve its enterprise business applications. The project’s objectives are to gain efficiencies through consistent, industry leading work processes; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and

provide customer-centric focus through technology and flexibility. Cleco selected a software enterprise platform solution, acquired licenses for the associated software, selected the system integrator and executed a master services agreement with the system integrator. The integration process will use a phased approach, and management expects all phases to be complete by the third quarter of 2019. The total estimated project cost is $130.0 million. As of June 30, 2017, Cleco had spent $11.0 million on the project.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to meet increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to more suppliers. Key initiatives on which Cleco Power is currently working include continuing construction on the Cenla Transmission Expansion project and the St. Mary Clean Energy Center project; initiating construction of the Terrebonne to Bayou Vista Transmission project and Coughlin Pipeline project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shedding events while providing flexibility to allow routine maintenance outages and serve future growth in the central Louisiana area. The substation construction is complete and has been placed in service. New line construction is complete and the re-conductor portion of the project is in progress. The project is expected to be complete by the end of 2017 with an estimated cost of $32.3 million. As of June 30, 2017, Cleco Power had spent $26.4 million on the project.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 and the unit is expected to be commercially operational by the second quarter of 2018 at an estimated cost of $99.8 million. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of June 30, 2017, Cleco Power had spent $53.9 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening for customers in southeast Louisiana. The project team continues to investigate wetland mitigation options, and the right-of-way and land acquisition team continues signing land owner agreements. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $48.0 million. Construction is expected to be complete by the third quarter of 2018. As of June 30, 2017, Cleco Power had spent $4.3 million on the project.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to price increases. On June 28, 2017, the LPSC approved the establishment of a regulatory asset for the revenue requirement associated with the Coughlin Pipeline project until Cleco Power seeks recovery in its next rate case. The project is expected to be complete in the second quarter of 2019 with an estimated cost of $29.4 million. As of June 30, 2017, Cleco Power had spent $0.2 million on the project.

Other
Cleco Power is working on securing load growth opportunities that include renewing existing franchises and wholesale contracts, pursuing new wholesale contracts and franchises, and adding new retail load opportunities with large industrial, commercial, and residential load. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government and military, wood and paper, health care, information technology, transportation, and other manufacturing.

RESULTS OF OPERATIONS
All of the financial information for Cleco below is presented such that pre-merger activity is shown as “Predecessor” and post-merger activity is shown as “Successor.” The purchase price of the Merger was allocated to the related assets and liabilities based on their respective estimated fair values on the Merger date, with the remaining consideration recorded as goodwill. The fair values of assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized, but is subject to impairment testing, annually, during the third quarter. Such adjustments to fair value and the allocation of purchase price between identifiable intangibles and goodwill will have an impact on Cleco’s expenses and profitability.

Comparison of the Three Months Ended June 30, 2017, and 2016

Cleco
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	APR. 1, 2016 - APR. 12, 2016
Operating revenue, net	$308,661	$243,502	$32,903
Operating expenses	238,412	353,650	62,735
Operating income (loss)	$70,249	$(110,148)	$(29,832)
Interest charges	$30,621	$26,465	$2,569
Federal and state income tax expense (benefit)	$16,220	$(52,202)	$(8,669)
Net income (loss)	$25,444	$(81,914)	$(23,328)

Cleco’s net income attributable to the successor period for the three months ended June 30, 2017, was $25.4 million. There were no significant changes in the underlying trends impacting net income. The effective income tax rate for the period was 38.9%.
Cleco’s net loss attributable to the successor period April 13, 2016, through June 30, 2016, was $81.9 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax income primarily related to $171.3 million of merger transaction and commitment costs and interest costs of $9.5 million related to debt obtained as a result of the Merger. The effective income tax rate for the period was 38.9%.
Cleco’s net loss attributable to the predecessor period April 1, 2016, through April 12, 2016, was $23.3 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax income primarily related to $33.4 million of merger transaction costs. The effective income tax rate for the period was 27.1%.
The estimated annual effective income tax rate used in the second quarter of 2017 for Cleco might not be indicative of the full-year income tax rate.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2017	2016	VARIANCE	CHANGE
Operating revenue
Base	$168,150	$168,026	$124	0.1%
Fuel cost recovery	121,705	95,129	26,576	27.9%
Electric customer credits	(239)	(601)	362	60.2%
Other operations	20,950	15,564	5,386	34.6%
Affiliate revenue	221	225	(4)	(1.8)%
Operating revenue, net	310,787	278,343	32,444	11.7%
Operating expenses
Recoverable fuel and power purchased	121,707	95,132	(26,575)	(27.9)%
Non-recoverable fuel and power purchased	9,623	8,579	(1,044)	(12.2)%
Other operations	29,782	29,287	(495)	(1.7)%
Maintenance	24,264	27,954	3,690	13.2%
Depreciation and amortization	39,473	36,240	(3,233)	(8.9)%
Taxes other than income taxes	11,404	11,491	87	0.8%
Merger commitment costs	—	151,501	151,501	100.0%
Total operating expenses	236,253	360,184	123,931	34.4%
Operating income (loss)	$74,534	$(81,841)	$156,375	191.1%
Interest charges	$17,411	$19,313	$1,902	9.8%
Federal and state income tax expense (benefit)	$23,063	$(39,026)	$(62,089)	(159.1)%
Net income (loss)	$35,733	$(61,229)	$96,962	158.4%

Cleco Power’s net income in the second quarter of 2017 increased $97.0 million compared to the second quarter of 2016 largely as a result of the following factors:

•	the absence of merger commitment costs,

•	higher other operations revenue,

•	lower maintenance expense, and

•	lower interest charges.

These factors were partially offset by:

•	higher income taxes,

•	higher depreciation and amortization, and

•	higher non-recoverable fuel and power purchased.

The following tables show the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	868	899	(3.4)%
Commercial	671	726	(7.6)%
Industrial	506	518	(2.3)%
Other retail	33	36	(8.3)%
Total retail	2,078	2,179	(4.6)%
Sales for resale	702	712	(1.4)%
Total base revenue	2,780	2,891	(3.8)%

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$73,880	$71,550	3.3%
Commercial	48,234	50,518	(4.5)%
Industrial	22,369	22,082	1.3%
Other retail	2,687	2,813	(4.5)%
Surcharge	5,651	5,570	1.5%
Total retail	152,821	152,533	0.2%
Sales for resale	15,329	15,493	(1.1)%
Total base revenue	$168,150	$168,026	0.1%

Cleco Power’s residential customers’ demand for electricity is affected largely by weather. Weather generally is measured in cooling degree-days and heating degree-days. A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating. An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days because alternative heating sources are more readily available, and winter energy is typically priced below the rate charged for energy used in the summer. Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
The following chart shows how cooling degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE THREE MONTHS ENDED JUNE 30,
				2017 CHANGE
	2017	2016	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	924	1,022	942	(9.6)%	(1.9)%

Base
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 78% of Cleco Power’s total fuel cost during the second quarter of 2017 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Other Operations Revenue
Other operations revenue increased $5.4 million during the second quarter of 2017 compared to the second quarter of 2016 primarily due to $5.1 million of generation revenue from SSR payments and $0.5 million of higher net transmission and distribution revenue. These increases were partially offset by $0.2 million of lower reconnect fees. For more information on the SSR, see “Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — SSR.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $1.0 million during the second quarter of 2017 compared to the second quarter of 2016 primarily due to $2.1 million of MISO SSR transmission expenses and $0.3 million of higher net MISO transmission expenses due to higher usage and rates. These increases were partially offset by the absence of $1.3 million of expenses related to fuel accounting software and $0.1 million of lower miscellaneous expenses. For more information on the SSR, see “Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — SSR.”

Maintenance
Maintenance expense decreased $3.7 million during the second quarter of 2017 compared to the second quarter of 2016 primarily due to lower net generating station outage and routine maintenance expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $3.2 million during the second quarter of 2017 compared to the second quarter of 2016 primarily due to $1.7 million of lower deferrals of corporate franchise taxes to regulatory assets, $1.3 million of normal recurring additions to fixed assets, and $0.2 million of higher miscellaneous amortization.

Merger Commitment Costs
Merger commitment costs decreased $151.5 million during the second quarter of 2017 compared to the second quarter of 2016 due to the close of the Merger in April 2016.

Interest Charges
Interest charges decreased $1.9 million during the second quarter of 2017 compared to the second quarter of 2016 due to long-term debt redeemed and replaced with lower interest rate debt in the fourth quarter of 2016.

Income Taxes
Federal and state income tax expense increased $62.1 million during the second quarter of 2017 compared to the second quarter of 2016 primarily due to $61.2 million for the change in pretax income, excluding AFUDC, and $5.7 million to record tax expense at the projected annual effective tax rate. These increases were partially offset by $4.8 million for the flowthrough of state tax benefits.
The effective income tax rate for the second quarter of 2017 and 2016 was 39.2% and 38.9%, respectively. The estimated annual effective income tax rate used during the second quarter of 2017 and 2016 for Cleco Power might not be indicative of the full-year income tax rate.

Comparison of the Six Months Ended June 30, 2017, and 2016

Cleco
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2017	APR. 13, 2016 - JUNE 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating revenue, net	$559,162	$243,502	$299,870
Operating expenses	450,114	353,650	279,507
Operating income (loss)	$109,048	$(110,148)	$20,363
Interest charges	$62,339	$26,465	$22,123
Federal and state income tax expense (benefit)	$19,327	$(52,202)	$3,468
Net income (loss)	$31,736	$(81,914)	$(3,960)

Cleco’s net income attributable to the successor period for the six months ended June 30, 2017, was $31.7 million. There were no significant changes in the underlying trends impacting net income. The effective income tax rate for the period was 37.8%.
Cleco’s net loss attributable to the successor period April 13, 2016, through June 30, 2016, was $81.9 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax income primarily related to $171.3 million of merger transaction and commitment costs and interest costs of $9.5 million related to debt obtained as a result of the Merger. The effective income tax rate for the period was 38.9%.
Cleco’s net loss attributable to the predecessor period January 1, 2016, through April 12, 2016, was $4.0 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax loss primarily related to $34.9 million of merger transaction costs. The effective income tax rate for the period was (704.9)%.
The estimated annual effective income tax rate used during the six months ended June 30, 2017, for Cleco might not be indicative of the full-year income tax rate.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2017	2016	VARIANCE	CHANGE
Operating revenue
Base	$311,268	$316,846	$(5,578)	(1.8)%
Fuel cost recovery	216,140	196,466	19,674	10.0%
Electric customer credits	(674)	(922)	248	26.9%
Other operations	37,315	32,178	5,137	16.0%
Affiliate revenue	440	457	(17)	(3.7)%
Operating revenue, net	564,489	545,025	19,464	3.6%
Operating expenses
Recoverable fuel and power purchased	215,987	196,471	(19,516)	(9.9)%
Non-recoverable fuel and power purchased	17,179	17,789	610	3.4%
Other operations	61,770	58,681	(3,089)	(5.3)%
Maintenance	48,684	52,492	3,808	7.3%
Depreciation and amortization	78,230	74,843	(3,387)	(4.5)%
Taxes other than income taxes	23,404	23,916	512	2.1%
Merger commitment costs	—	151,501	151,501	100.0%
Gain on sale of asset	—	(1,095)	(1,095)	(100.0)%
Total operating expenses	445,254	574,598	129,344	22.5%
Operating income (loss)	$119,235	$(29,573)	$148,808	503.2%
Interest charges	$35,515	$38,599	$3,084	8.0%
Federal and state income tax expense (benefit)	$32,918	$(26,463)	$(59,381)	(224.4)%
Net income (loss)	$53,587	$(40,350)	$93,937	232.8%

Cleco Power’s net income in the first six months of 2017 increased $93.9 million compared to the first six months of 2016 largely as a result of the following factors:

•	the absence of merger commitment costs,

•	higher other operations revenue,

•	lower maintenance expense, and

•	lower interest charges.

These factors were partially offset by:

•	higher income taxes,

•	lower base revenue,

•	higher depreciation and amortization,

•	higher other operations expense, and

•	the absence of a gain on sale of asset.

The following tables show the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,578	1,696	(7.0)%
Commercial	1,256	1,297	(3.2)%
Industrial	995	967	2.9%
Other retail	64	68	(5.9)%
Total retail	3,893	4,028	(3.4)%
Sales for resale	1,331	1,436	(7.3)%
Total base revenue	5,224	5,464	(4.4)%

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$128,907	$131,655	(2.1)%
Commercial	93,701	95,755	(2.1)%
Industrial	43,088	43,180	(0.2)%
Other retail	5,248	5,378	(2.4)%
Surcharge	10,734	10,691	0.4%
Total retail	281,678	286,659	(1.7)%
Sales for resale	29,590	30,187	(2.0)%
Total base revenue	$311,268	$316,846	(1.8)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2017 CHANGE
	2017	2016	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	440	755	940	(41.7)%	(53.2)%
Cooling degree-days	1,156	1,141	1,020	1.3%	13.3%

Base
Base revenue decreased $5.6 million during the first six months of 2017 compared to the first six months of 2016 primarily due to $4.7 million of lower usage as a result of milder winter weather and lower sales to wholesale customers and $1.7 million driven by lower rates to a site specific industrial customer. These decreases were partially offset by $0.8 million of higher revenue related to MATS.
Cleco Power expects increased base revenue of $8.4 million in 2018 and an additional $9.1 million in 2019 through an FRP rider associated with the recovery of expenditures for capital projects. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 77% of Cleco Power’s total fuel cost during the first six months of 2017 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue increased $5.1 million during the first six months of 2017 compared to the first six months of 2016

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

primarily related to $5.1 million of generation revenue from SSR payments, $2.5 million of higher net transmission and distribution revenue, and $0.1 million of higher miscellaneous revenue. These increases were partially offset by $2.3 million of lower transmission revenue from wholesale customers as a result of issuing customer credits relating to the MISO ROE complaints and $0.3 million of lower reconnect fees. For more information on the SSR, see “Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — SSR.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased decreased $0.6 million during the first six months of 2017 compared to the first six months of 2016 primarily due to a $2.3 million refund from MISO for wholesale customers relating to the MISO ROE complaints, the absence of $1.3 million of expenses related to fuel accounting software, and the absence of a reserve for uncollectible expenses of $1.3 million. These decreases were partially offset by $2.1 million of MISO SSR transmission expenses, $2.1 million of higher net MISO transmission expenses due to higher usage and rates, and $0.1 million of higher miscellaneous expenses. For more information on the SSR, see “Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — SSR.”

Other Operations Expense
Other operations expense increased $3.1 million during the first six months of 2017 compared to the first six months of 2016 primarily due to $2.3 million of higher fees for outside services, $1.3 million of higher customer service expenses, and $0.9 million of higher salaries and compensation expenses. These increases were partially offset by $0.6 million of lower director fees, $0.6 million of lower generation operations expenses, and $0.2 million of lower miscellaneous expenses.

Maintenance Expense
Maintenance expense decreased $3.8 million during the first six months of 2017 compared to the first six months of 2016 primarily due to $3.5 million of lower net generating station outage and routine maintenance expenses and $0.8 million of lower transmission and distribution expenses. These decreases were partially offset by $0.5 million of higher administrative and general maintenance expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $3.4 million during the first six months of 2017 compared to the first six months of 2016 primarily due to $2.3 million of normal recurring additions to fixed assets, $1.8 million of lower deferrals of corporate franchise taxes to regulatory assets, $0.4 million of higher amortization of the state corporate franchise tax regulatory asset, and $0.1 million of higher miscellaneous amortization. These increases were partially offset by the absence of amortization related to transition assets of $1.2 million.

Merger Commitment Costs
Merger commitment costs decreased $151.5 million during the first six months of 2017 compared to the first six months of 2016 due to the close of the Merger in April 2016.

Interest Charges
Interest charges decreased $3.1 million during the first six months of 2017 compared to the first six months of 2016 primarily due to long-term debt redeemed and replaced with lower interest rate debt in the fourth quarter of 2016.

Income Taxes
Federal and state income tax expense increased $59.4 million during the first six months of 2017 compared to the first six months of 2016 primarily due to $59.2 million for the change in pretax income, excluding AFUDC, and $5.4 million to record tax expense at the projected annual effective tax rate. These increases were partially offset by $5.2 million for the flowthrough of state tax benefits.
The effective income tax rate for the six months ended June 30, 2017, and 2016 was 38.1% and 39.6%, respectively. The estimated annual effective income tax rate used during the first six months of 2017 and 2016 for Cleco Power might not be indicative of the full-year income tax rate.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2017:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Holdings	Baa3	BBB-	BBB-
Cleco Power	A3	BBB+	BBB+

On April 7, 2017, Moody’s updated its credit ratings by maintaining Cleco Holdings at Baa3 (stable) and Cleco Power at A3 (stable). On May 30, 2017, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively.
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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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
Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At June 30, 2017, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,794	$9,213
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	6,997	12,671
Total current	16,991	23,084
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,782	17,379
Cleco Power’s charitable contributions	3,835	4,179
Cleco Power’s rate credit escrow	1,862	1,831
Total non-current	23,500	23,410
Total restricted cash and cash equivalents	$40,491	$46,494

Cleco Power
(THOUSANDS)	AT JUNE 30, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,794	$9,213
Charitable contributions	1,200	1,200
Rate credit escrow	6,997	12,671
Total current	16,991	23,084
Non-current
Future storm restoration costs	17,782	17,379
Charitable contributions	3,835	4,179
Rate credit escrow	1,862	1,831
Total non-current	23,479	23,389
Total restricted cash and cash equivalents	$40,470	$46,473

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2016, to June 30, 2017, was due to Cleco Katrina/Rita using $9.1 million for a scheduled storm recovery bond principal payment and $1.9 million for a related interest payment, partially offset by collections of $10.6 million net of administration fees.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. In April 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and deposited the rate credit funds into an escrow account. In April 2016, the LPSC voted to issue the rate credits equally to

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

customers with service as of June 30, 2016, beginning in July 2016. As of June 30, 2017, $1.0 million of the charitable contributions and $127.2 million of the rate credits had been released from restricted cash.

Debt

Cleco Consolidated
At June 30, 2017, Cleco had $85.0 million of short-term debt outstanding under its $400.0 million credit facilities, at an average all-in interest rate of 2.39%. Additionally, at June 30, 2017, Cleco had $0.8 million of short-term debt outstanding on an uncommitted line of credit at an all-in interest rate of 2.98%. Cleco had no short-term debt outstanding at December 31, 2016. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At June 30, 2017, Cleco’s long-term debt outstanding was $2.74 billion, of which $19.0 million was due within one year. The long-term debt due within one year at June 30, 2017, represents $18.5 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments. For Cleco, long-term debt decreased $14.4 million from December 31, 2016, primarily due to a $9.1 million scheduled bond principal payment made in March 2017, $4.4 million for amortizations of long-term debt fair value adjustments related to the Merger, and a $1.3 million decrease in capital lease obligations. These decreases were partially offset by $0.4 million of debt issuance cost and debt discount amortizations.
In May 2016, Cleco Holdings completed the private sale of $535.0 million aggregate principal amount of its 3.743% senior notes due May 1, 2026, and $350.0 million aggregate principal amount of its 4.973% senior notes due May 1, 2046. Cleco Holdings used the proceeds from the issuance and sale of these notes to repay a portion of the $1.35 billion Acquisition Loan Facility entered into in connection with the completion of the Merger. On April 28, 2017, Cleco Holdings completed an exchange offer for all of its then outstanding 3.743% and 4.973% senior notes, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 3.743% senior notes due May 1, 2026, and 4.973% senior notes due May 1, 2046, that were so registered. Cleco Holdings did not receive any proceeds from the exchange offer.
On March 1, 2017, Cleco completed the repayment of the first of two tranches of its Cleco Katrina/Rita storm recovery bonds issued in March 2008. For more information, see “—- Cleco Power” below.
Cash and cash equivalents available at June 30, 2017, were $10.5 million combined with $315.0 million credit facility capacity ($90.0 million from Cleco Holdings and $225.0 million from Cleco Power) for total liquidity of $325.5 million.
At June 30, 2017, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”

At June 30, 2017, and December 31, 2016, Cleco had a working capital surplus of $136.1 million and $174.9 million, respectively. The $38.8 million decrease in working capital is primarily due to:

•	an $85.8 million increase in short-term debt primarily due to outstanding borrowings on credit facilities,

•	a $15.5 million increase in taxes payable primarily due to higher accruals for property taxes, and

•	a $12.6 million decrease in cash and cash equivalents.

These decreases in working capital were partially offset by:

•	a $23.7 million decrease in accounts payable primarily due to the timing of property taxes and vendor payments,

•	a $19.2 million increase in customer accounts receivable and unbilled revenue, primarily due to the normal seasonal fluctuations in retail revenue,

•
a $17.1 million increase in other accounts receivable primarily due to higher receivables from joint owners for maintenance expenses and higher receivables for a lignite fuel credit, an insurance reimbursement, and SSR payments, and

•	a $9.6 million increase in fuel inventory primarily due to higher petcoke and coal purchases.

Cleco Holdings (Holding Company Level)
At June 30, 2017, Cleco Holdings had $10.0 million of short-term debt outstanding under its $100.0 million credit facility. This facility provides for working capital and other financing needs. The credit facility borrowings had an all-in interest rate of 2.98%. Cleco Holdings had no short-term debt outstanding at December 31, 2016. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2017, were $6.6 million, combined with the $90.0 million credit facility capacity for total liquidity of $96.6 million.

Cleco Power
At June 30, 2017, Cleco Power had $75.0 million of short-term debt outstanding under its $300.0 million credit facility, at an average all-in interest rate of 2.32%. This facility provides for working capital and other financing needs. Additionally, at June 30, 2017, Cleco Power had $0.8 million of short-term debt outstanding on an uncommitted line of credit at an all-in interest rate of 2.98%. Cleco Power had no short-term debt outstanding at December 31, 2016. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At June 30, 2017, Cleco Power’s long-term debt outstanding was $1.25 billion, of which $19.0 million was due within one year. The long-term debt due within one year at June 30, 2017, represents $18.5 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments. For Cleco Power, long-term debt decreased $9.5 million from December 31, 2016, primarily due to a $9.1 million scheduled bond principal payment made in March 2017 and a $1.3 million decrease in capital lease obligations. These decreases were partially offset

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

by $0.9 million of debt issuance cost and debt discount amortizations.
On March 1, 2017, Cleco Power completed the repayment of the first of two tranches of its Cleco Katrina/Rita storm recovery bonds issued in March 2008. The total principal amount for both tranches was $180.6 million. The first tranche had an initial principal amount of $113.0 million at an interest rate of 4.41%, and a final maturity date of March 1, 2020. As part of the early redemption on March 1, 2017, Cleco Power paid $1.1 million in principal and less than $0.1 million in accrued interest.
Cash and cash equivalents available at June 30, 2017, were $3.5 million, combined with $225.0 million credit facility capacity for total liquidity of $228.5 million.
At June 30, 2017, and December 31, 2016, Cleco Power had a working capital surplus of $102.9 million and $149.1 million, respectively. The $46.2 million decrease in working capital is primarily due to:

•	a $75.8 million increase in short-term debt primarily due to outstanding borrowings on credit facilities,

•	a $22.2 million increase in taxes payable primarily due to higher property taxes and higher income taxes, and

•	an $18.0 million decrease in cash and cash equivalents.

These decreases in working capital were partially offset by:

•	a $20.4 million decrease in accounts payable primarily due to the timing of property tax and vendor payments,

•	a $19.2 million increase in customer accounts receivable and unbilled revenue, primarily due to the normal seasonal fluctuations in retail revenue,

•
a $17.2 million increase in other accounts receivable primarily due to higher receivables from joint owners for maintenance expenses and higher receivables for a lignite fuel credit, an insurance reimbursement, and SSR payments, and

•	a $9.6 million increase in fuel inventory primarily due to higher petcoke and coal purchases.

Credit Facilities
At June 30, 2017, Cleco Holdings had $10.0 million of short-term debt outstanding under its $100.0 million credit facility at an all in interest rate of 2.98%, leaving an available capacity of $90.0 million. The credit facility includes restricted financial covenants and expires in 2021. At June 30, 2017, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by either agency, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At June 30, 2017, Cleco Power had $75.0 million of short-term debt outstanding under its $300.0 million credit facility, at an average all-in interest rate of 2.32%, leaving an available capacity of $225.0 million. The credit facility includes restricted financial covenants and expires in 2021. At June 30, 2017, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level by either agency, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt Limitations
The Merger Commitments include provisions limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Additionally, in accordance with the Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. The Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. At June 30, 2017, and December 31, 2016, Cleco Holdings and Cleco Power were in compliance with the provisions of the Merger Commitments that could restrict the amount of distributions available. For more information on the Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Quarterly Report on Form 10-K for the year ended December 31, 2016.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Cleco’s net cash provided by operating activities for the successor period January 1, 2017, through June 30, 2017, was $87.1 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.
Cleco’s net cash provided by operating activities for the successor period April 13, 2016, through June 30, 2016, was $20.8 million. There were no significant changes in the underlying trends impacting cash provided by operating activities with the exception of $21.3 million related to payments for merger transaction costs during the successor period.
Cleco’s net cash provided by operating activities for the predecessor period January 1, 2016, through April 12, 2016, was $129.8 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.

Net Investing Cash Flow
Cleco’s net cash used in investing activities for the successor period January 1, 2017, through June 30, 2017, was $119.1 million. There were no significant changes in the underlying trends impacting cash used in investing activities.
Cleco’s net cash used in investing activities for the successor period April 13, 2016, through June 30, 2016, was $190.0 million. There were no significant changes in the underlying trends impacting cash used in investing activities

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

with the exception of $147.8 million transferred into restricted cash and cash equivalents due to the funding of customer rate credits as a result of the Merger Commitments.
Cleco’s net cash used in investing activities for the predecessor period January 1, 2016, through April 12, 2016, was $36.8 million. There were no significant changes in the underlying trends impacting cash used in investing activities.

Net Financing Cash Flow
Cleco’s net cash provided by financing activities for the successor period January 1, 2017, through June 30, 2017, was $19.4 million. There were no significant changes in the underlying trends impacting cash provided by financing activities with the exception of Cleco Holdings no longer having dividends to stockholders after the Merger.
Cleco’s net cash provided by financing activities for the successor period April 13, 2016, through June 30, 2016, was $65.8 million. There were no significant changes in the underlying trends impacting cash provided by financing activities with the exception of $101.0 million in contributions from Cleco Group.
Cleco’s net cash used in financing activities for the predecessor period January 1, 2016, through April 12, 2016, was $40.9 million. There were no significant changes in the underlying trends impacting cash used in financing activities.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $94.5 million and $164.2 million during the six months ended June 30, 2017, and 2016, respectively. Net cash provided by operating activities decreased $69.7 million primarily due to:

•	higher payments for fuel inventory of $35.8 million primarily due to higher lignite deliveries and petroleum coke and coal purchases,

•	lower receipts of $11.7 million from joint owners’ portions of generating station expenditures,

•	lower collections from customers of $10.3 million due to mandates from 2016 flooding,

•	higher payments to vendors of $9.4 million primarily related to the timing of property taxes,

•	lower collections from customers of $6.1 million due to Merger credits issued in 2016, and

•	higher payments of $2.1 million related to storm restoration efforts.

These decreases were partially offset by:

•	higher net fuel and power purchase collections of $6.4 million primarily due to timing of recovery and

•	lower payments for materials and supplies of $2.7 million.

Net Investing Cash Flow
Net cash used in investing activities was $117.9 million and $227.6 million during the six months ended June 30, 2017, and 2016, respectively. Net cash used in investing activities decreased $109.7 million primarily due to lower transfers of cash to restricted accounts of $149.0 million due to funding the Merger Commitments in 2016. This decrease was partially offset by higher additions to property, plant, and equipment of $41.4 million.

Net Financing Cash Flow
Net cash provided by financing activities was $5.3 million and $5.1 million during the six months ended June 30, 2017, and 2016, respectively. Net cash provided by financing activities increased $0.2 million. Included in this net increase were higher draws on Cleco Power’s credit facility of $75.0 million for general company purposes, partially offset by the absence of contributions from Cleco Holdings of $50.0 million to help fund the Merger Commitments, and higher distributions to Cleco Holdings of $25.0 million due to an additional quarterly distribution in 2017.

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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

On March 28, 2017, the President signed a broad executive order. Among other measures, the order directed the EPA to review the CPP, the proposed Federal Implementation Plan for the CPP, and the greenhouse gas new source performance standards (GHG NSPS). It also gave the U.S. Department of Justice discretion to request that the U.S. Court of Appeals of the D.C. Circuit stay or otherwise delay the litigation challenging the CPP and the GHG NSPS while the administrative review is underway. Until the directions of the executive order are carried out, management cannot predict what the final standards will entail or what controls the EPA and the state of Louisiana may require of Cleco in a final state implementation plan.
In the second quarter of 2015, Cleco Power began incurring additional environmental compliance expenses for reagents associated with compliance with MATS. For a discussion about MATS, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
For a discussion of other Cleco environmental matters, see Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Retail Rates of Cleco Power
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In February 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in the audit was $582.6 million. On January 19, 2017, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. The report was approved by the LPSC on April 19, 2017. Cleco Power has FAC filings for January 2016 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.
For information concerning Cleco Power’s current FRP and amounts accrued and refunded by Cleco Power as a result of the FRP, and information on the LPSC Staff’s FRP reviews, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates.”
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In February 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in the audit was $81.2 million. In December 2016, the LPSC Staff issued its audit report which recommended a disallowance of environmental costs of less than $0.1 million. The report was approved by the LPSC on February 17, 2017. Cleco Power has EAC filings for January 2016 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. In the second quarter of 2015, Cleco Power began incurring additional environmental compliance expenses for reagents associated with compliance with MATS. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on MATS, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
In April 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. In April 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. In October 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco is unable to determine if or when the completion of this confidentiality agreement will occur. If the LPSC were to disallow such costs incurred by the utility to be included in retail rates, such disallowance could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For information on certain other regulatory aspects of retail rates concerning Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

SSR
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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

2017 to March 31, 2018. During this time, Cleco Power will continue to operate Teche Unit 3. Cleco Power has filed with FERC for its approval to collect $20.3 million annually in SSR payments from MISO which includes recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR Agreement. In the second quarter of 2017, Cleco Power began receiving the monthly SSR payments from MISO, subject to refund pending review and approval by FERC. On July 20, 2017, Cleco Power, FERC staff, and intervenors met at the first settlement conference and set a procedural schedule for data requests between parties. On July 27, 2017, Cleco Power received five sets of informal data request from FERC staff and intervenors. Cleco Power anticipates the completion of this discovery phase by September 30, 2017. The next settlement conference is scheduled for September 19, 2017. Cleco Power is unable to determine when a binding FERC order will be issued. Also in the second quarter of 2017, MISO began allocating SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. In the first quarter of 2018, another study is expected to be performed by MISO to determine if an SSR Agreement will be needed after March 31, 2018. At the end of the SSR Agreement, Cleco Power will have the option to rescind the Attachment Y requesting retirement of Teche Unit 3, and if this option is exercised, Cleco Power would be required to refund recoverable capital expenditures plus interest. Management does not expect to be required to refund any portion of these costs.

Energy Efficiency
In August 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. In September 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power subsequently filed its formal intent with the LPSC to participate in the Phase I - Quick Start portion of the LPSC’s energy efficiency initiative, which began in November 2014, and has been extended through the start of Phase II, which is anticipated to be in 2019 or later. During Phase I, Cleco Power designed several energy efficiency programs and began offering these programs to customers in November 2014. In November 2014, Cleco Power began recovering approximately $3.3 million annually of estimated costs for the program though an approved rate tariff.

Wholesale Rates of Cleco Power
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. In February 2014, FERC issued an order to accept Cleco’s substitute market power analysis and grant the power marketing entities the authority to continue to charge market-based rates for wholesale power. Cleco filed its triennial market power analysis with FERC in January 2015. In March 2016, FERC issued an order finding Cleco’s submittal satisfies its requirements for market-based rate authority regarding both horizontal and vertical market power. Cleco’s next triennial market power analysis will be filed by December 31, 2017.

Transmission Rates of Cleco Power
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. For more information about the ROE complaints, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE”.
On May 1, 2017, Cleco Power filed a MISO Schedule 2 rate increase request with FERC. MISO Schedule 2 provides for compensation to Cleco Power for providing reactive power to MISO customers. On July 1, 2017, Cleco Power began collecting revenue at the requested rate, subject to refund. Cleco Power is unable to determine when FERC will approve the rate increase and if any refund will be required.
For information about the risks associated with Cleco Power’s participation in MISO, see Part I, Item 1A, “Risk Factors — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
For information on transmission rates of Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Transmission and Generation Projects
Cleco Power is involved in several transmission projects, including the Cenla Transmission Expansion project and the Terrebonne to Bayou Vista Transmission project. Cleco Power is also currently involved in the St. Mary Clean Energy Center project, which is a waste heat generating unit, and the Coughlin Pipeline project. For information on these projects, see “— Overview — Cleco Power.”

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
The SPP Regional Entity (RE) conducts a NERC Reliability Standard audit every three years. Cleco Power’s next audit is scheduled to begin in April 2019. Management is unable to predict the outcome of this audit, or any future audits, or

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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
On July 23, 2017, the SPP RTO's board of directors and members committee voted to authorize the SPP’s President and CEO to terminate the delegation agreement between the SPP and NERC, which will effectively dissolve the SPP RE. FERC must approve the termination of the SPP RE. If FERC approves, Cleco Power has until the end of 2018 to find a new RE. Management does not expect this termination to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
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

Lignite Deferral
At June 30, 2017, and December 31, 2016, Cleco Power had $5.1 million and $6.4 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Service Quality Program (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP will remain in effect until 2021. Prior to the expiration of the SQP, a new five-year program must be negotiated and submitted to the LPSC for approval. Cleco Power filed its annual monitoring report on April 1, 2017.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. Cleco Power’s next municipal franchise expires in July 2021.

On April 11, 2017, the City of Slidell voted to approve a new franchise agreement with Cleco Power with an effective date of April 11, 2017. The franchise agreement is for 35 years until April 2052. Approximately 13,823 Cleco Power customers are located in the City of Slidell.
On July 13, 2017, the Town of Rosepine and the Town of Cheneyville voted to approve new franchise agreements with Cleco Power with an effective date of July 13, 2017. Both franchise agreements are for 33 years until July 2050. Approximately 916 Cleco Power customers are located in the Town of Rosepine, and approximately 356 Cleco Power customers are located in the Town of Cheneyville.
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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. On April 7,

2017, Moody’s updated its credit ratings by maintaining Cleco Holdings at Baa3 (stable) and Cleco Power at A3 (stable). On May 30, 2017, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.

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
At June 30, 2017, Cleco Holdings had $10.0 million of short-term variable-rate debt outstanding under its $100.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At June 30, 2017, the all-in rate was 2.98%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $0.1 million.
At June 30, 2017, Cleco Holdings had a $300.0 million long-term variable rate bank term loan outstanding. Amounts outstanding under the bank term loan bear interest at LIBOR plus 1.625%. At June 30, 2017, the all-in rate was 2.32%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $3.0 million.
For a discussion on the short- and long-term variable-rate debt related to Cleco Power, please refer to “— Cleco Power.”

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

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. There were no open natural gas positions at June 30, 2017. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal was submitted to the LPSC on July 28, 2017.
Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power records FTRs at their estimated fair value when purchased. Each accounting period, Cleco Power adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At June 30, 2017, Cleco Power’s Condensed Consolidated Balance Sheets

reflected open FTR positions of $18.2 million in Energy risk management assets and $0.3 million in Energy risk management liabilities. For more information on FTRs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting — Commodity Contracts.”

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
At June 30, 2017, Cleco Power had $0.8 million of short-term variable-rate debt outstanding on an uncommitted line of credit at an all-in rate of 2.98%. The borrowing costs on the uncommitted line of credit are equal to LIBOR plus 1.75%. Additionally, at June 30, 2017, Cleco Power had $75.0 million of short-term variable-rate debt outstanding under its $300.0 million credit facility, at an average all-in interest rate of 2.32%. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Power’s pretax earnings of $0.8 million.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, evaluations were performed under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Interim CEOs and CFO. The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the Interim CEOs and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in

SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the Interim CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

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

ITEM 6. EXHIBITS

CLECO
12(a)	Computation of Ratios of Earnings to Fixed Charges
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2017 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 10, 2017