Form 10-Q
period 2017-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2017-11-09
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Or
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

As of November 9, 2017, Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding interest of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

Cleco Power LLC, a wholly owned subsidiary of Cleco Corporate Holdings LLC, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
bcIMC	British Columbia Investment Management Corporation
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Corporation	Pre-merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MIRA, bcIMC, John Hancock Financial, and other infrastructure investors

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
Entergy Mississippi	Entergy Mississippi, Inc.
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LED	Louisiana Economic Development
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Predecessor	Pre-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The predecessor period is not comparable to the successor period.
Registrant(s)	Cleco Holdings and/or Cleco Power
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool
SSR	System Support Resource
Successor	Post-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The successor period is not comparable to the predecessor period.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
VaR	Value-at-Risk

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Holdings and Cleco Power,

•	the ability to remain in compliance with debt covenants,

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016
Operating revenue
Electric operations	$317,589	$323,707
Other operations	21,282	18,976
Gross operating revenue	338,871	342,683
Electric customer credits	(372)	177
Operating revenue, net	338,499	342,860
Operating expenses
Fuel used for electric generation	103,217	101,908
Power purchased for utility customers	39,355	36,058
Other operations	27,957	35,361
Maintenance	18,031	19,412
Depreciation and amortization	42,228	42,535
Taxes other than income taxes	12,414	12,574
Merger transaction and commitment costs	185	1,869
Total operating expenses	243,387	249,717
Operating income	95,112	93,143
Interest income	354	318
Allowance for equity funds used during construction	2,096	1,308
Other income	2,557	658
Other expense	(1,299)	(248)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	31,110	32,233
Allowance for borrowed funds used during construction	(648)	(375)
Total interest charges	30,462	31,858
Income before income taxes	68,358	63,321
Federal and state income tax expense	23,054	23,700
Net income	$45,304	$39,621
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016
Net income	$45,304	$39,621
Other comprehensive loss, net of tax
Postretirement benefits loss (net of tax benefits of $26 and $1,442, respectively)	(44)	(2,305)
Total other comprehensive loss, net of tax	(44)	(2,305)
Comprehensive income, net of tax	$45,260	$37,316
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating revenue
Electric operations	$839,080	$553,634	$281,154
Other operations	59,627	33,110	19,080
Gross operating revenue	898,707	586,744	300,234
Electric customer credits	(1,045)	(381)	(364)
Operating revenue, net	897,662	586,363	299,870
Operating expenses
Fuel used for electric generation	261,063	168,159	96,378
Power purchased for utility customers	114,675	60,439	27,249
Other operations	89,201	59,633	33,563
Maintenance	66,955	42,317	29,813
Depreciation and amortization	124,630	76,695	44,076
Taxes other than income taxes	36,790	22,953	14,611
Merger transaction and commitment costs	187	173,172	34,912
Gain on sale of asset	—	—	(1,095)
Total operating expenses	693,501	603,368	279,507
Operating income (loss)	204,161	(17,005)	20,363
Interest income	1,046	515	265
Allowance for equity funds used during construction	4,446	2,057	723
Other income	4,402	2,395	870
Other expense	(1,833)	(435)	(590)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	94,077	58,926	22,330
Allowance for borrowed funds used during construction	(1,277)	(603)	(207)
Total interest charges	92,800	58,323	22,123
Income (loss) before income taxes	119,422	(70,796)	(492)
Federal and state income tax expense (benefit)	42,381	(28,502)	3,468
Net income (loss)	$77,041	$(42,294)	$(3,960)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Net income (loss)	$77,041	$(42,294)	$(3,960)
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $1,359 and $1,442 and tax expense of $367, respectively)	(2,175)	(2,305)	587
Amortization of interest rate derivatives to earnings (net of tax expense of $0, $0, and $37, respectively)	—	—	60
Total other comprehensive (loss) income, net of tax	(2,175)	(2,305)	647
Comprehensive income (loss), net of tax	$74,866	$(44,599)	$(3,313)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Assets
Current assets
Cash and cash equivalents	$6,127	$23,077
Restricted cash and cash equivalents	8,874	23,084
Customer accounts receivable (less allowance for doubtful accounts of $2,102 in 2017 and $7,199 in 2016)	78,313	56,780
Other accounts receivable	33,934	19,778
Unbilled revenue	38,912	34,268
Fuel inventory, at average cost	51,847	46,410
Materials and supplies, at average cost	84,522	81,818
Energy risk management assets	13,425	7,884
Accumulated deferred fuel	21,057	20,787
Cash surrender value of company-/trust-owned life insurance policies	81,165	77,225
Prepayments	6,553	7,813
Regulatory assets	27,636	26,803
Other current assets	410	1,315
Total current assets	452,775	427,042
Property, plant, and equipment
Property, plant, and equipment	3,556,775	3,476,581
Accumulated depreciation	(162,040)	(75,816)
Net property, plant, and equipment	3,394,735	3,400,765
Construction work in progress	163,423	78,577
Total property, plant, and equipment, net	3,558,158	3,479,342
Equity investment in investee	18,172	18,672
Goodwill	1,490,797	1,490,797
Prepayments	1,887	4,731
Restricted cash and cash equivalents	24,547	23,410
Regulatory assets - deferred taxes, net	240,431	237,449
Regulatory assets	430,893	454,644
Net investment in direct financing lease	13,381	13,420
Intangible assets	121,269	142,634
Tax credit fund investment, net	10,409	11,888
Other deferred charges	34,982	39,115
Total assets	$6,397,701	$6,343,144
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$6,470	$—
Long-term debt due within one year	19,193	19,715
Accounts payable	99,138	112,087
Customer deposits	58,018	56,599
Provision for rate refund	3,734	3,974
Provision for merger commitments	4,945	14,371
Taxes payable, net	26,894	3,942
Interest accrued	38,656	14,783
Energy risk management liabilities	538	201
Deferred compensation	11,604	11,654
Other current liabilities	21,309	14,850
Total current liabilities	290,499	252,176
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,075,869	1,033,055
Accumulated deferred investment tax credits	2,254	2,751
Postretirement benefit obligations	230,203	223,003
Restricted storm reserve	18,189	17,385
Other deferred credits	29,430	29,440
Total long-term liabilities and deferred credits	1,355,945	1,305,634
Long-term debt, net	2,713,583	2,738,571
Total liabilities	4,360,027	4,296,381
Commitments and contingencies (Note 12)
Member’s equity
Membership interest	1,985,421	2,069,376
Retained earnings/(Accumulated deficit)	52,928	(24,113)
Accumulated other comprehensive (loss) income	(675)	1,500
Total member’s equity	2,037,674	2,046,763
Total liabilities and member’s equity	$6,397,701	$6,343,144
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating activities
Net income (loss)	$77,041	$(42,294)	$(3,960)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	140,433	104,561	45,869
Gain on sale of asset	—	—	(1,095)
Provision for doubtful accounts	2,694	1,932	1,212
Unearned compensation expense	2,809	769	3,276
Allowance for equity funds used during construction	(4,446)	(2,056)	(724)
Deferred income taxes	41,192	(25,681)	2,219
Deferred fuel costs	4,231	(11,489)	977
Cash surrender value of company-/trust-owned life insurance	(3,940)	(2,198)	(840)
Changes in assets and liabilities
Accounts receivable	(44,139)	(23,157)	(1,865)
Accounts receivable, affiliate	12	(3,794)	—
Unbilled revenue	(4,643)	(13,643)	563
Fuel inventory and materials and supplies	(6,885)	19,464	19,312
Prepayments	5,509	(236)	2,395
Accounts payable	(22,325)	(15,294)	8,348
Customer deposits	9,317	5,421	3,342
Provision for merger commitments	(9,244)	40,357	—
Postretirement benefit obligations	3,789	2,267	9,746
Regulatory assets and liabilities, net	9,430	9,640	5,178
Other deferred accounts	(6,546)	(2,065)	6,878
Taxes accrued	22,233	5,006	10,820
Interest accrued	23,772	13,479	17,909
Other operating	6,595	5,714	219
Net cash provided by operating activities	246,889	66,703	129,779
Investing activities
Additions to property, plant, and equipment	(185,609)	(102,677)	(42,392)
Allowance for equity funds used during construction	4,446	2,056	724
Proceeds from sale of property	590	263	1,932
Contributions to equity investment in investee	—	—	(2,450)
Return of equity investment in tax credit fund	1,223	901	476
Transfer of cash from (to) restricted accounts, net	13,073	(33,943)	4,847
Other investing	7	137	53
Net cash used in investing activities	(166,270)	(133,263)	(36,810)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Financing activities
Proceeds from short-term debt, net	6,470	—	—
Draws on credit facilities	134,000	15,000	3,000
Payments on credit facilities	(134,000)	(15,000)	(10,000)
Issuance of long-term debt	—	1,350,000	—
Repayment of long-term debt	(17,896)	(1,358,268)	(8,546)
Payment of financing costs	(369)	(6,860)	(43)
Dividends paid on common stock	—	(572)	(24,579)
Contribution from member	—	100,720	—
Distributions to member	(83,955)	(56,000)	—
Other financing	(1,819)	(1,220)	(717)
Net cash (used in) provided by financing activities	(97,569)	27,800	(40,885)
Net (decrease) increase in cash and cash equivalents	(16,950)	(38,760)	52,084
Cash and cash equivalents at beginning of period	23,077	120,330	68,246
Cash and cash equivalents at end of period	$6,127	$81,570	$120,330

Supplementary cash flow information
Interest paid, net of amount capitalized	$64,555	$42,963	$2,478
Income taxes (refunded) paid, net	$(6)	$256	$(481)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,083	$15,853	$10,619
Non-cash additions to property, plant, and equipment	$3,015	$—	$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	(ACCUMULATED DEFICIT) /RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2016	$2,069,376	$(24,113)	$1,500	$2,046,763
Distributions to member	(83,955)	—	—	(83,955)
Net income	—	77,041	—	77,041
Other comprehensive loss, net of tax	—	—	(2,175)	(2,175)
Balances, Sept. 30, 2017	$1,985,421	$52,928	$(675)	$2,037,674
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016
Operating revenue
Electric operations	$320,009	$326,281
Other operations	20,768	18,460
Affiliate revenue	209	213
Gross operating revenue	340,986	344,954
Electric customer credits	(372)	177
Operating revenue, net	340,614	345,131
Operating expenses
Fuel used for electric generation	103,217	101,908
Power purchased for utility customers	39,355	36,058
Other operations	28,680	35,886
Maintenance	17,812	19,326
Depreciation and amortization	40,049	40,353
Taxes other than income taxes	12,008	12,180
Total operating expenses	241,121	245,711
Operating income	99,493	99,420
Interest income	332	264
Allowance for equity funds used during construction	2,096	1,308
Other income	1,463	629
Other expense	(1,299)	(445)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	17,789	19,552
Allowance for borrowed funds used during construction	(648)	(375)
Total interest charges	17,141	19,177
Income before income taxes	84,944	81,999
Federal and state income tax expense	30,092	29,427
Net income	$54,852	$52,572
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016
Net income	$54,852	$52,572
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $104 in 2017 and $1,364 in 2016)	167	2,180
Amortization of interest rate derivatives to earnings (net of tax expense of $33 in 2017 and 2016)	53	53
Total other comprehensive income, net of tax	220	2,233
Comprehensive income, net of tax	$55,072	$54,805
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016
Operating revenue
Electric operations	$847,417	$839,593
Other operations	58,083	50,638
Affiliate revenue	649	669
Gross operating revenue	906,149	890,900
Electric customer credits	(1,045)	(745)
Operating revenue, net	905,104	890,155
Operating expenses
Fuel used for electric generation	261,063	264,537
Power purchased for utility customers	114,675	87,688
Other operations	90,453	94,566
Maintenance	66,496	71,818
Depreciation and amortization	118,280	115,196
Taxes other than income taxes	35,412	36,096
Merger commitment costs	—	151,501
Gain on sale of asset	—	(1,095)
Total operating expenses	686,379	820,307
Operating income	218,725	69,848
Interest income	926	590
Allowance for equity funds used during construction	4,446	2,780
Other income	1,839	828
Other expense	(1,833)	(1,082)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	53,931	58,587
Allowance for borrowed funds used during construction	(1,277)	(810)
Total interest charges	52,654	57,777
Income before income taxes	171,449	15,187
Federal and state income tax expense	63,010	2,965
Net income	$108,439	$12,222
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016
Net income	$108,439	$12,222
Other comprehensive income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $38 in 2017 and tax expense of $1,602 in 2016)	(60)	2,561
Amortization of interest rate derivatives to earnings (net of tax expense of $99 in 2017 and 2016)	159	159
Total other comprehensive income, net of tax	99	2,720
Comprehensive income, net of tax	$108,538	$14,942
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Assets
Utility plant and equipment
Property, plant, and equipment	$4,858,764	$4,790,565
Accumulated depreciation	(1,687,337)	(1,618,241)
Net property, plant, and equipment	3,171,427	3,172,324
Construction work in progress	162,500	77,306
Total utility plant and equipment, net	3,333,927	3,249,630
Current assets
Cash and cash equivalents	4,227	21,482
Restricted cash and cash equivalents	8,874	23,084
Customer accounts receivable (less allowance for doubtful accounts of $2,102 in 2017 and $7,199 in 2016)	78,313	56,780
Accounts receivable - affiliate	1,545	1,406
Other accounts receivable	33,676	19,457
Taxes receivable, net	—	12,490
Unbilled revenue	38,912	34,268
Fuel inventory, at average cost	51,847	46,410
Materials and supplies, at average cost	84,522	81,818
Energy risk management assets	13,425	7,884
Accumulated deferred fuel	21,057	20,787
Cash surrender value of company-owned life insurance policies	20,216	20,018
Prepayments	5,367	5,892
Regulatory assets	18,779	17,721
Other current assets	—	577
Total current assets	380,760	370,074
Equity investment in investee	18,172	18,672
Prepayments	1,887	4,731
Restricted cash and cash equivalents	24,526	23,389
Regulatory assets - deferred taxes, net	240,431	237,449
Regulatory assets	253,146	268,016
Intangible asset	45,636	58,473
Other deferred charges	33,020	37,014
Total assets	$4,331,505	$4,267,448
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Liabilities and member’s equity
Member’s equity	$1,568,740	$1,535,202
Long-term debt, net	1,216,967	1,235,056
Total capitalization	2,785,707	2,770,258
Current liabilities
Short-term debt	6,470	—
Long-term debt due within one year	19,193	19,715
Accounts payable	92,522	101,874
Accounts payable - affiliate	8,293	7,190
Customer deposits	58,018	56,599
Provision for rate refund	3,734	3,974
Provision for merger commitments	4,945	14,371
Taxes payable, net	19,487	—
Interest accrued	20,348	7,141
Energy risk management liabilities	538	201
Other current liabilities	15,659	9,951
Total current liabilities	249,207	221,016
Commitments and contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	1,084,482	1,068,592
Accumulated deferred investment tax credits	2,254	2,751
Postretirement benefit obligations	164,183	159,107
Restricted storm reserve	18,189	17,385
Other deferred credits	27,483	28,339
Total long-term liabilities and deferred credits	1,296,591	1,276,174
Total liabilities and member’s equity	$4,331,505	$4,267,448
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017		2016
Operating activities
Net income	$108,439		$12,222
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	123,911		120,703
Gain on sale of asset	—		(1,095)
Provision for doubtful accounts	2,592		3,014
Unearned compensation expense	1,479	—	1,394
Allowance for equity funds used during construction	(4,446)		(2,780)
Deferred income taxes	12,847		5,201
Deferred fuel costs	4,231		(10,512)
Changes in assets and liabilities
Accounts receivable	(44,115)		(24,378)
Accounts receivable, affiliate	1,221		1,647
Unbilled revenue	(4,643)		(13,080)
Fuel inventory and materials and supplies	(6,885)		38,776
Prepayments	4,774		1,368
Accounts payable	(19,648)		(9,485)
Accounts payable, affiliate	611		(2,583)
Customer deposits	9,317		8,763
Provision for merger commitments	(9,244)		40,357
Postretirement benefit obligations	3,673		3,656
Regulatory assets and liabilities, net	7,939		13,893
Other deferred accounts	(6,093)		4,813
Taxes accrued	31,258		1,607
Interest accrued	13,207		15,147
Other operating	5,537		5,818
Net cash provided by operating activities	235,962		214,466
Investing activities
Additions to property, plant, and equipment	(183,604)		(144,637)
Allowance for equity funds used during construction	4,446		2,780
Proceeds from sale of property	590		2,195
Contributions to equity investment in investee	—		(2,450)
Transfer of cash from (to) restricted accounts, net	13,073		(29,096)
Other investing	637		190
Net cash used in investing activities	(164,858)		(171,018)
Financing activities
Proceeds from short-term debt, net	6,470		—
Draws on credit facility	106,000		15,000
Payments on credit facility	(106,000)		(15,000)
Repayment of long-term debt	(17,896)		(16,814)
Contributions from parent	—		50,000
Distributions to parent	(75,000)		(85,000)
Other financing	(1,933)		(2,070)
Net cash used in financing activities	(88,359)		(53,884)
Net decrease in cash and cash equivalents	(17,255)		(10,436)
Cash and cash equivalents at beginning of period	21,482		65,705
Cash and cash equivalents at end of period	$4,227		$55,269

Supplementary cash flow information
Interest paid, net of amount capitalized	$36,241		$40,153
Income taxes refunded, net	$—		$(485)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,072		$15,837
Non-cash additions to property, plant, and equipment	$3,015		$—
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2016	$1,548,624	$(13,422)	$1,535,202
Distributions to parent	(75,000)	—	(75,000)
Net income	108,439	—	108,439
Other comprehensive income, net of tax	—	99	99
Balances, Sept. 30, 2017	$1,582,063	$(13,323)	$1,568,740
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Business Combinations	Cleco and Cleco Power
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 5	Fair Value Accounting	Cleco and Cleco Power
Note 6	Debt	Cleco and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 8	Income Taxes	Cleco and Cleco Power
Note 9	Disclosures about Segments	Cleco
Note 10	Regulation and Rates	Cleco and Cleco Power
Note 11	Variable Interest Entities	Cleco and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 13	Affiliate Transactions	Cleco and Cleco Power
Note 14	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 15	Subsequent Event	Cleco and Cleco Power

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
These Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments that are necessary to fairly state the financial position and results of operations of Cleco and Cleco Power. Amounts reported in Cleco and Cleco Power’s interim financial statements are not necessarily indicative of amounts expected for the annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, discrete income tax items, and other factors.
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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

to amortization. On April 13, 2016, in connection with the completion of the Merger, Cleco recognized goodwill of $1.49 billion. Management assigned goodwill to Cleco’s reportable segment, Cleco Power. Goodwill is required to be tested for impairment at the reporting segment level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying value. Application of the goodwill impairment test requires significant judgments, including the identification of reporting segments, assignments of assets and liabilities to reporting segments, assignment of goodwill to reporting segments, and the determination of the fair value of the reporting segments. Management has determined that Cleco Power is Cleco’s only reporting segment.
Cleco conducted its 2017 annual impairment test using an August 1, 2017, measurement date. The fair value of Cleco’s reporting segment, Cleco Power, was estimated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows, long-term rate of growth, the selection of comparable companies, and weighted-average cost of capital (WACC) or discount rate. Changes in these assumptions could materially affect the determination of fair value and goodwill impairment at Cleco Power. Based on the tests performed, management has determined that there was no impairment of Cleco Power’s goodwill as of August 1, 2017.
Management estimated the fair value of Cleco Power’s equity to be $3.34 billion at the August 1, 2017, measurement date. The carrying value of Cleco Power’s equity was approximately $3.25 billion with the excess of the fair value over the carrying value representing 3% or $89.5 million. There were no accumulated impairment charges.
The fair value estimate is particularly sensitive to WACC. WACC takes into account both the after-tax cost of debt and the cost of equity. WACC used for calculating the fair values as of August 1, 2017, was 5.2%. A downgrade in Cleco Power’s debt ratings or a decrease in income tax rates could increase Cleco Power’s after-tax cost of debt. In addition, an increase in interest rates or return required by investors in equity markets could increase Cleco Power’s cost of equity. Any increase in the cost of equity or the cost of debt could materially impact Cleco Power’s fair value estimate. A WACC of 5.1% or 5.3% would have resulted in fair value calculations of $3.43 billion and $3.25 billion, respectively.
The fair value estimate is also sensitive to long-term cash flow growth rates applicable to periods beyond management’s five-year business plan. Management assumed a long-term cash flow growth rate of 2.5% based on historical and projected consumer price inflation, economic indicators, and projected industry growth. Any change in the expected terminal cash flow growth rate could materially impact Cleco Power’s fair value estimate. A terminal cash flow growth rate of 2.4% or 2.6% would have resulted in a fair value calculation of $3.25 billion and $3.43 billion, respectively.

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,798	$9,213
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	3,876	12,671
Total current	8,874	23,084
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,999	17,379
Cleco Power’s charitable contributions	3,640	4,179
Cleco Power’s rate credit escrow	2,887	1,831
Total non-current	24,547	23,410
Total restricted cash and cash equivalents	$33,421	$46,494

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,798	$9,213
Charitable contributions	1,200	1,200
Rate credit escrow	3,876	12,671
Total current	8,874	23,084
Non-current
Future storm restoration costs	17,999	17,379
Charitable contributions	3,640	4,179
Rate credit escrow	2,887	1,831
Total non-current	24,526	23,389
Total restricted cash and cash equivalents	$33,400	$46,473

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2016, to September 30, 2017, was due to Cleco Katrina/Rita using $17.9 million for scheduled storm recovery bond principal payments and $3.6 million for related interest payments, partially offset by collections of $16.1 million net of administration fees.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. In April 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and also deposited the rate credit funds into an escrow account. In April 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of September 30, 2017, $1.2 million of the charitable contributions and $129.4 million of the rate credits had been released from restricted cash.

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal was submitted to the LPSC on July 28, 2017. An ALJ was assigned to the docket and a status conference was held on October 3, 2017. A procedural schedule was determined and management expects a final determination in the second quarter of 2018. There were no open natural gas positions at September 30, 2017, or December 31, 2016.
Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power records FTRs at their estimated fair value when purchased. Each accounting period, Cleco Power adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At September 30, 2017, Cleco Power’s Condensed Consolidated Balance Sheets reflected the fair value of open FTR positions of $13.4 million in Energy risk management assets and $0.5 million in Energy risk management liabilities, compared to $7.9 million in Energy risk management assets and $0.2 million in Energy risk management liabilities at December 31, 2016. For more information on FTRs, see Note 5 — “Fair Value Accounting — Commodity Contracts.”

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

Stock-Based Compensation
Prior to the completion of the Merger, Cleco had two stock-based compensation plans: the ESPP and the LTIP. As a result of the completion of the Merger, both stock-based compensation plans were terminated.
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
During the predecessor period January 1, 2016, through April 12, 2016, Cleco reported pretax compensation expense of $3.2 million on non-vested stock with a related tax benefit of $1.2 million. In April 2016, Cleco incurred $2.3 million of merger expense due to the accelerated vesting of the LTIP shares for the predecessor period. For more information about the Merger, see Note 2 — “Business Combinations.”
During the nine months ended September 30, 2016, Cleco Power reported pretax compensation expense of $1.0 million on non-vested stock with a related tax benefit of $0.4 million.

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

time period between the closing of the Merger and the end of the second quarter of 2016. During the third quarter of 2016, valuations were performed for the valuation and assessment of the postretirement benefit plans as of April 13, 2016, and the economic useful life of the Cleco trade name. Cleco completed its evaluation and determination of the fair value of certain assets and liabilities acquired as of December 31, 2016. There were no adjustments to those amounts during the nine months ended September 30, 2017. While management believes the positions reflected on the income tax returns are reasonable, the returns have not been audited by the applicable taxing authorities.

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
Upon initial evaluation, key changes in the standard that management is assessing for potential areas of impact include accounting for contract modifications, contracts with pricing provisions that may require it to recognize revenue at prices other than the contract price (e.g., straight-line or estimated future market prices), and accounting for alternative revenue programs. Management has not identified any impacts that would have a material impact on the results of operations, financial condition, or cash flows of the Registrants. Management expects most of Cleco’s revenue to be in scope of the new guidance. The majority of sales, including energy provided to residential customers, are from tariff offerings that provide electricity supplied and billed in that period. As such, management does not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. Management is evaluating other revenue streams, including long-term contracts with industrial and wholesale customers. Management will continue to evaluate the impact of this guidance, including any additional clarifying amendments issued during implementation. Management is finalizing the design and implementation of controls related to the new standard.
In February 2016, FASB amended the guidance to account for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes practical expedients that may be elected by entities. Other than an expected increase in assets and liabilities, the full impact of the amended guidance has not been determined. Management will continue to evaluate the impact of this guidance, including any additional clarifying amendments issued during implementation. The amended guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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
In March 2017, FASB amended guidance related to defined benefit pension and other postretirement benefit plans. The new amendment requires an entity to present service cost in the same line item as other current employee compensation costs and to present the remaining components of net benefit cost in a separate line item outside of operating items. The amendment also allows only the service cost component of net benefit cost to be eligible for capitalization. The non-service cost components that are no longer eligible for capitalization under GAAP will be presented as regulatory assets. The adoption of this guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those years. This amendment should be applied retrospectively for the presentation of the service cost in the income statement while the capitalization of the service cost should be applied prospectively. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
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
In August 2017, FASB amended guidance related to derivatives and hedging. The amendment broadens the financial and non-financial hedging strategies that will be eligible for hedge accounting. The new guidance also changes how a company tests hedging strategies for effectiveness. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Regulatory assets – deferred taxes, net	$240,431	$237,449
Mining costs	4,461	6,372
Interest costs	4,590	4,860
AROs	2,590	2,096
Postretirement costs	137,815	145,268
Tree trimming costs	6,801	5,549
Training costs	6,591	6,708
Surcredits, net	3,084	5,876
AMI deferred revenue requirement	4,363	4,772
Emergency declarations	3,976	—
Production operations and maintenance expenses	9,656	13,999
AFUDC equity gross-up	70,046	70,423
Acadia Unit 1 acquisition costs	2,362	2,442
Financing costs	8,385	8,663
Biomass costs	—	18
MISO integration costs	702	1,404
Coughlin transaction costs	976	999
Corporate franchise tax	968	1,308
MATS costs	3,846	4,270
Other	713	710
Total regulatory assets	271,925	285,737
Accumulated deferred fuel	21,057	20,787
Total regulatory assets, net	$533,413	$543,973

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

The following table summarizes Cleco’s net regulatory assets and liabilities:

(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Total Cleco Power regulatory assets, net	$533,413	$543,973
Cleco Holdings’ Merger adjustments (1)
Fair value of long-term debt	149,256	155,776
Postretirement costs	21,872	23,362
Financing costs	8,708	8,966
Debt issuance costs	6,768	7,606
Total Cleco regulatory assets, net	$720,017	$739,683
(1) Cleco Holdings’ regulatory assets include acquisition accounting adjustments as a result of the Merger.

Emergency Declarations
In August 2016, the LPSC issued emergency declaration executive orders following flooding events in south Louisiana which prohibited public utilities from disconnecting or charging late fees to customers for non-payment in affected parishes. In January 2017, the LPSC issued an order terminating those executive orders effective March 1, 2017. The January 2017 order also provided that public utilities were entitled to formally petition the LPSC to recover lost revenues as a result of the executive orders issued in August 2016. Beginning July 2017, Cleco Power’s lost revenues are being recovered and amortized over a three-year period.

Cleco Holdings’ Merger Adjustments
As a result of the Merger, Cleco implemented acquisition accounting, which eliminated AOCI at the Cleco consolidated level on the date of the Merger. Cleco will continue to recover expenses related to certain postretirement costs; therefore, Cleco recognized a regulatory asset based on its determination that these costs can continue to be collected from customers. These costs are being amortized to Other operations expense over the average remaining service period of participating employees. Cleco will also continue to recover financing costs associated with the settlement of two treasury rate locks and a forward starting swap contract that were previously recognized in AOCI. Additionally, as a result of the Merger, a regulatory asset was recorded for debt issuance costs that were eliminated at Cleco and a regulatory asset was recorded for the difference between the carrying value and the fair value of long-term debt. These regulatory assets are being amortized over the terms of the related debt issuances. On March 1, 2017, Cleco completed the repayment of the first of two tranches of its Cleco Katrina/Rita storm recovery bonds issued in March 2008. As a result, the fair value adjustments for the redeemed long-term debt and the related unamortized debt issuance cost of $0.7 million on Cleco’s Condensed Consolidated Balance Sheet were derecognized. The offset was to the respective regulatory assets.

Note 5 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2017, and December 31, 2016, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT SEPT. 30, 2017		AT DEC. 31, 2016
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,743,987	$2,831,805	$2,768,149	$2,754,518
* The carrying value of long-term debt excludes deferred issuance costs of $11.2 million and $11.7 million at September 30, 2017, and December 31, 2016, respectively.

Cleco Power
	AT SEPT. 30, 2017		AT DEC. 31, 2016
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,244,731	$1,428,761	$1,262,373	$1,418,693
* The carrying value of long-term debt excludes deferred issuance costs of $8.6 million and $9.4 million at September 30, 2017, and December 31, 2016, respectively.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$35,117	$—	$35,117	$—	$66,410	$—	$66,410	$—
FTRs	13,425	—	—	13,425	7,884	—	—	7,884
Total assets	$48,542	$—	$35,117	$13,425	$74,294	$—	$66,410	$7,884
Liability description
FTRs	$538	$—	$—	$538	$201	$—	$—	$201
Total liabilities	$538	$—	$—	$538	$201	$—	$—	$201

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE USING:
(THOUSANDS)	AT SEPT. 30, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$33,796	$—	$33,796	$—	$65,089	$—	$65,089	$—
FTRs	13,425	—	—	13,425	7,884	—	—	7,884
Total assets	$47,221	$—	$33,796	$13,425	$72,973	$—	$65,089	$7,884
Liability description
FTRs	$538	$—	$—	$538	$201	$—	$—	$201
Total liabilities	$538	$—	$—	$538	$201	$—	$—	$201

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
			SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2017	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Beginning balance	$17,943	$13,618	$7,683	$3,458	$7,398
Unrealized gains (losses)*	1,591	1,840	(791)	2,529	(1,031)
Purchases	419	164	23,537	12,772	2,070
Settlements	(7,066)	(6,046)	(17,542)	(9,183)	(4,979)
Ending balance	$12,887	$9,576	$12,887	$9,576	$3,458
* Unrealized gains and losses are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016	2017	2016
Beginning balance	$17,943	$13,618	$7,683	$7,398
Unrealized gains (losses)*	1,591	1,840	(791)	1,498
Purchases	419	164	23,537	14,842
Settlements	(7,066)	(6,046)	(17,542)	(14,162)
Ending balance	$12,887	$9,576	$12,887	$9,576
* Unrealized gains and losses are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of September 30, 2017, and December 31, 2016:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2017	$13,425	$538	RTO auction pricing	FTR price - per MWh	$(3.07)	$5.87
FTRs at Dec. 31, 2016	$7,884	$201	RTO auction pricing	FTR price - per MWh	$(3.61)	$6.04

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Cleco’s Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets and then discounting the price to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. Level 3 fair values occur in situations in which there is little, if any, market activity for the asset or liability at the measurement date. Cleco’s Level 3 assets and liabilities are valued using RTO auction prices. Cleco has consistently applied the Level 2 and Level 3 fair value techniques from fiscal period to fiscal period. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement.
The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At September 30, 2017, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $1.8 million, $8.9 million, and $24.4 million, respectively, at September 30, 2017, and $20.0 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $0.5 million, $8.9 million, and $24.4 million, respectively, at September 30, 2017, and $18.7 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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
During the nine months ended September 30, 2017, and the year ended December 31, 2016, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2017, and December 31, 2016:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2017	AT DEC. 31, 2016
Commodity-related contracts
FTRs
Current	Energy risk management assets	$13,425	$7,884
Current	Energy risk management liabilities	538	201
Commodity-related contracts, net		$12,887	$7,683

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2017, and 2016:

Cleco
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
				SUCCESSOR		PREDECESSOR
(THOUSANDS)	DERIVATIVES LINE ITEM	FOR THE THREE MONTHS ENDED SEPT. 30, 2017	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Commodity contracts
FTRs(1)	Electric operations	$14,062	$9,718	$35,172	$23,467	$8,563
FTRs(1)	Power purchased for utility customers	(7,767)	(5,066)	(18,759)	(11,742)	(5,761)
Total		$6,295	$4,652	$16,413	$11,725	$2,802
(1) For the three and nine months ended September 30, 2017, unrealized gains (losses) associated with FTRs not recognized in income on derivatives of $1.6 million and $(0.8) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the periods July 1, 2016 - September 30, 2016, January 1, 2016 - April 12, 2016, and April 13, 2016 - September 30, 2016, unrealized (losses) gains associated with FTRs not recognized in income on derivatives of $1.8 million, $(1.0) million, and 2.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Cleco Power
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	DERIVATIVES LINE ITEM	2017	2016	2017	2016
Commodity contracts
FTRs(1)	Electric operations	$14,062	$9,718	$35,172	$32,030
FTRs(1)	Power purchased for utility customers	(7,767)	(5,066)	(18,759)	(17,503)
Total		$6,295	$4,652	$16,413	$14,527
(1) For the three and nine months ended September 30, 2017, unrealized gains (losses) associated with FTRs not recognized in income on derivatives of $1.6 million and $(0.8) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2016, unrealized gains associated with FTRs not recognized in income on derivatives of $1.8 million and $1.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

At September 30, 2017, and December 31, 2016, Cleco Power had no open positions hedged for natural gas. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal was submitted to the LPSC on July 28, 2017. An ALJ was assigned to the docket and a status conference was held on October 3, 2017. A procedural schedule was determined and management expects a final determination in the second quarter of 2018.
Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs represent rights to congestion credits or charges along a path during a given time frame for a certain MW quantity. FTRs are not designated as hedging instruments for accounting purposes. The total volume of FTRs that Cleco Power had outstanding at September 30, 2017, and December 31, 2016, was 14.4 million MWh and 9.0 million MWh, respectively.

Note 6 — Debt
At September 30, 2017, Cleco and Cleco Power had $6.5 million of short-term debt outstanding under Cleco Power’s $10.0 million uncommitted line of credit, at an all-in interest rate of 2.98%. At December 31, 2016, Cleco and Cleco Power had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
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
The components of net periodic pension and other benefit cost for the three and nine months ended September 30, 2017, and 2016 were as follows:

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016	2017	2016
Components of periodic benefit costs
Service cost	$2,260	$2,229	$314	$380
Interest cost	5,412	5,455	372	420
Expected return on plan assets	(6,016)	(6,001)	—	—
Amortizations
Prior period service credit	(18)	(18)	—	—
Net loss (gain)	2,502	3,365	(32)	—
Net periodic benefit cost	$4,140	$5,030	$654	$800

	PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Components of periodic benefit costs
Service cost	$6,779	$4,122	$2,563	$1,084	$709	$431
Interest cost	16,235	10,124	6,242	1,176	784	476
Expected return on plan assets	(18,048)	(11,195)	(6,812)	—	—	—
Amortizations
Prior period service (credit) cost	(53)	(33)	(20)	—	—	34
Net loss (gain)	7,506	5,211	2,798	(37)	—	181
Net periodic benefit cost	$12,419	$8,229	$4,771	$2,223	$1,493	$1,122

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended September 30, 2017, and 2016 was $0.5 million and $0.4 million, respectively. The amount for the predecessor period January 1, 2016, through April 12, 2016, was $0.5 million. The expense for the successor periods for the nine months ended September 30, 2017, and April 13, 2016, through September 30, 2016, was $1.4 million and $0.8 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, was $0.8 million and $2.5 million, respectively. The amounts for the three and nine months ended September 30, 2016, were also $0.8 million and $2.5 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at September 30, 2017, and December 31, 2016, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Current	$3,854	$3,854
Non-current	$39,296	$40,196

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Current	$3,345	$3,345
Non-current	$34,147	$34,892

SERP
Certain Cleco officers are covered by SERP. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described below. SERP is a non-qualified, non-contributory, defined benefit pension plan. Generally, benefits under the plan reflect an employee’s years of service, age at retirement and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement. SERP benefits are reduced by retirement benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the amount the employee would have received under the terms of the original 401(k) Plan. In accordance with the SERP plan document and the Merger Agreement, four executive officers received enhanced benefits, and upon termination of employment, two of these executive officers received accelerated vesting. Another executive officer received enhanced SERP benefits, net of other postretirement benefits, as part of a separation agreement. Two current executive officers’ SERP benefits will be capped as of December 31, 2017, with regard to final compensation; however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers had their annual bonuses set at target rather than actual awards for the year 2016 and will have their annual bonuses set at target rather than actual awards for the year 2017 for the average incentive award portion of their SERP benefit calculation. A third executive officer’s SERP calculation will use a fixed salary amount for 2017 and will exclude any compensation exceeding this amount. Management will review current market trends as it evaluates Cleco’s future compensation strategy. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust. The life insurance policies issued on SERP participants designate the rabbi trust as the beneficiary. Market conditions could have a significant impact on the cash surrender value of the life

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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
The components of net periodic benefit cost related to SERP for the three and nine months ended September 30, 2017, and 2016, were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016
Components of periodic benefit costs
Service cost	$123	$213
Interest cost	810	839
Amortizations
Prior period service credit	(57)	(9)
Net loss	536	511
Total benefit cost	$1,412	$1,554

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Components of periodic benefit costs
Service cost	$370	$277	$702
Interest cost	2,430	1,543	900
Amortizations
Prior period service (credit) cost	(124)	(42)	17
Net loss	1,560	1,120	574
Net periodic benefit cost	4,236	2,898	2,193
Curtailment charge	—	—	3,602
Special/contractual termination benefits	315	—	3,222
Total benefit cost	$4,551	$2,898	$9,017

There was a remeasurement of SERP on March 30, 2017, to reflect a special termination benefit resulting from an executive officer’s separation agreement. On the date of the remeasurement, the discount rate decreased from 4.22% to 4.08%. This remeasurement resulted in a special termination benefit for the executive officer of $0.3 million.
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
The total expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, compared to $0.3 million and $1.1 million for the three and nine months ended September 30, 2016, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2017, and December 31, 2016, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Current	$4,431	$4,308
Non-current	$76,870	$73,738

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Current	$939	$885
Non-current	$15,999	$15,145

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the 401(k) Plan is voluntary, and all active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2017, and 2016, was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016
401(k) Plan expense	$1,386	$1,331

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
401(k) Plan expense	$4,259	$2,440	$1,593

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2017, and 2016, was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016
401(k) Plan expense	$234	$204

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
401(k) Plan expense	$710	$378	$319

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Note 8 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and nine months ended September 30, 2017, and 2016:

Cleco
			SUCCESSOR		PREDECESSOR
	FOR THE THREE MONTHS ENDED SEPT. 30, 2017	FOR THE THREE MONTHS ENDED SEPT. 30, 2016	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Effective tax rate	33.7%	37.4%	35.5%	40.3%	(704.9)%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2017	2016	2017	2016
Effective tax rate	35.4%	35.9%	36.8%	19.5%

For the successor periods, the effective income tax rates for Cleco were different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the predecessor period, the effective income tax rates for Cleco were different than the federal statutory rate primarily due to a significant portion of the merger costs not being deductible, the flowthrough of state tax benefits, including AFUDC equity, benefits delivered from Cleco’s investment in the NMTC Fund, and state tax expense.
For the three and nine months ended September 30, 2017, and 2016, the effective income tax rate for Cleco Power was different than the federal statutory rate primarily due to the flowthrough of state tax benefits, including AFUDC equity, and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At September 30, 2017, and December 31, 2016, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the nine months ended September 30, 2017, and 2016, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At September 30, 2017, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2017, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
The federal income tax years that remain subject to examination by the IRS are 2013, 2014, 2015, and 2016.
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
Cleco classifies income tax penalties as a component of other expense. For the nine months ended September 30, 2017, and 2016, no penalties were recognized.

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
The financial results of Cleco’s segment are presented on an accrual basis. Management evaluates the performance of its segment and allocates resources to it based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPT. 30,
2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$320,009	$(2,420)	$—	$317,589
Other operations	20,768	514	—	21,282
Electric customer credits	(372)	—	—	(372)
Affiliate revenue	209	13,517	(13,726)	—
Operating revenue, net	$340,614	$11,611	$(13,726)	$338,499
Depreciation and amortization	$40,049	$2,179	$—	$42,228
Merger transaction and commitment costs	$—	$185	$—	$185
Interest charges	$17,141	$13,331	$(10)	$30,462
Interest income	$332	$31	$(9)	$354
Federal and state income tax expense (benefit)	$30,092	$(7,038)	$—	$23,054
Net income (loss)	$54,852	$(9,548)	$—	$45,304

2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$326,281	$(2,574)	$—	$323,707
Other operations	18,460	517	(1)	18,976
Electric customer credits	177	—	—	177
Affiliate revenue	213	13,060	(13,273)	—
Operating revenue, net	$345,131	$11,003	$(13,274)	$342,860
Depreciation and amortization	$40,353	$2,182	$—	$42,535
Merger transaction and commitment costs	$—	$1,869	$—	$1,869
Interest charges	$19,177	$12,709	$(28)	$31,858
Interest income	$264	$82	$(28)	$318
Federal and state income tax expense (benefit)	$29,427	$(5,728)	$1	$23,700
Net income (loss)	$52,572	$(12,952)	$1	$39,621

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPT. 30,
	SUCCESSOR
2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$847,417	$(8,337)	$—	$839,080
Other operations	58,083	1,544	—	59,627
Electric customer credits	(1,045)	—	—	(1,045)
Affiliate revenue	649	41,882	(42,531)	—
Operating revenue, net	$905,104	$35,089	$(42,531)	$897,662
Depreciation and amortization	$118,280	$6,351	$(1)	$124,630
Merger transaction and commitment costs	$—	$187	$—	$187
Interest charges	$52,654	$40,297	$(151)	$92,800
Interest income	$926	$271	$(151)	$1,046
Federal and state income tax expense (benefit)	$63,010	$(20,629)	$—	$42,381
Net income (loss)	$108,439	$(31,398)	$—	$77,041
Additions to property, plant, and equipment	$183,604	$2,005	$—	$185,609
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,822,302	$592,681	$(17,282)	$6,397,701
(1) Balances as of September 30, 2017

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

	SUCCESSOR APR. 13, 2016 - SEPT. 30, 2016				PREDECESSOR JAN. 1, 2016 - APR. 12, 2016
2016 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$558,439	$(4,805)	$—	$553,634	$281,154	$—	$—	$281,154
Other operations	32,145	965	—	33,110	18,493	587	—	19,080
Electric customer credits	(381)	—	—	(381)	(364)	—	—	(364)
Affiliate revenue	406	23,823	(24,229)	—	263	15,024	(15,287)	—
Operating revenue, net	$590,609	$19,983	$(24,229)	$586,363	$299,546	$15,611	$(15,287)	$299,870
Depreciation and amortization	$71,498	$5,198	$(1)	$76,695	$43,698	$377	$1	$44,076
Merger transaction and commitment costs	$151,501	$21,671	$—	$173,172	$—	$34,928	$(16)	$34,912
Interest charges	$35,937	$22,430	$(44)	$58,323	$21,840	$295	$(12)	$22,123
Interest income	$382	$177	$(44)	$515	$208	$69	$(12)	$265
Federal and state income tax (benefit) expense	$(10,028)	$(18,474)	$—	$(28,502)	$12,993	$(9,525)	$—	$3,468
Net (loss) income	$(9,326)	$(32,968)	$—	$(42,294)	$21,548	$(25,508)	$—	$(3,960)
Additions to property, plant, and equipment	$102,284	$393	$—	$102,677	$42,353	$39	$—	$42,392
Equity investment in investees (1)	$18,672	$—	$—	$18,672
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,758,245	$614,959	$(30,060)	$6,343,144
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
On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. As of September 30, 2017, Cleco Power had $2.0 million accrued for ROE reductions, including accrued interest.
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

Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ended June 30. On October 31, 2016, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2016, which indicated that no refund was due as a result of the FRP and $0.3 million was due as a result of the cost of service savings from the Merger Commitments. On June 28, 2017, the LPSC approved the 2016 FRP monitoring report which confirmed no earnings-related refund. The $0.3 million cost of service savings were refunded on customer bills in September 2017. On October 31, 2017, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2017, which indicated that no refund was due as a result of the FRP and $1.2 million was due as a result of the cost of service savings from the Merger Commitments. As of September 30, 2017, Cleco Power had $1.5 million accrued for the cost of service savings refund.

Merger Commitments
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. On April 28, 2016, the LPSC voted to issue credits equally to eligible customers with service as of June 30, 2016, beginning in July 2016. As of September 30, 2017, Cleco Power had issued $130.0 million of customer rate credits. Also included in the Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED, and $6.0 million of charitable contributions to be disbursed over five years. In December 2016, the $7.0 million one-time contribution was paid to the LED.
In addition, the Merger Commitments included $1.2 million of annual estimated cost of service savings expected as a result of the Merger. The cost of service savings are not subject to the target ROE or any sharing mechanism in the current FRP and will continue until Cleco Power’s anticipated new rates begin on July 1, 2020. The cost of service savings

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

are included in the annual monitoring reports and are refunded to customers annually. A report on the status of the Merger Commitments must be filed annually by October 31 for the 12-month period ended June 30. On October 31, 2016, Cleco Power filed the annual Merger Commitment status report for the period ended June 30, 2016. On October 31, 2017, Cleco Power filed the annual Merger Commitment status report for the period ended June 30, 2017. For more information on the cost of service savings, see “— FRP.”

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. One mitigating factor that has been identified is Cleco Power’s Terrebonne to Bayou Vista Transmission project, which is expected to be complete by the third quarter of 2018. Cleco Power has a 12-month SSR Agreement for the period April 1, 2017, to March 31, 2018. During this time, Cleco Power will continue to operate Teche Unit 3. Cleco Power has filed with FERC for its approval to collect $20.3 million annually in SSR payments from MISO which includes recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR Agreement. At the end of the agreement, when Teche Unit 3 is retired, any SSR payments received from MISO for capital expenditures paid by third parties will be credited to property, plant, and equipment. As of September 30, 2017, Cleco Power had $2.2 million accrued for SSR payments received for capital expenditures related to Teche Unit 3. In the second quarter of 2017, Cleco Power began receiving the monthly SSR payments from MISO, subject to refund pending review and approval by FERC. On July 20, 2017, Cleco Power, FERC staff, and intervenors met at the first settlement conference and set a procedural schedule for data requests between parties. On July 27, 2017, Cleco Power received five sets of informal data requests from FERC staff and intervenors. The next settlement conference is scheduled for November 16, 2017. Cleco Power is unable to determine when a binding FERC order will be issued. Also in the second quarter of 2017, MISO began allocating SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. In the first quarter of 2018, another study is expected to be performed by MISO to determine if an SSR Agreement will be needed after March 31, 2018. At the end of the SSR Agreement, Cleco Power will have the option to rescind the Attachment Y requesting retirement of Teche Unit 3. If this option is exercised, Cleco Power may be required to refund recoverable capital expenditures plus interest. Management does not expect to be required to refund any portion of these costs.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2017, consisted of its equity investment of $18.2 million. In June 2017, Cleco Power received $0.5 million from Oxbow as a return of investment.
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

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Oxbow’s net assets/liabilities	$36,344	$37,345
Cleco Power’s 50% equity	$18,172	$18,672
Cleco Power’s maximum exposure to loss	$18,172	$18,672

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016	2017	2016
Operating revenue	$392	$1,034	$1,997	$4,661
Operating expenses	392	1,034	1,997	4,661
Income before taxes	$—	$—	$—	$—

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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
On March 21, 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. On May 13, 2016, the plaintiffs filed their Fourth Verified Consolidated Amended Class Action Petition. This petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held on September 15, 2016. On September 26, 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case on September 21, 2017. Cleco expects a ruling by December 31, 2017. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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
In the second quarter of 2015, Cleco Power began incurring additional environmental compliance expenses for reagents associated with compliance with MATS. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. In April 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 24, 2016, deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings. At the request of the EPA, on April 27, 2017, the court issued an order holding the cases in abeyance pending the EPA’s review of its supplemental finding. Oral arguments are set for November 16, 2017. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC.

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
On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. As of September 30, 2017, Cleco Power had $2.0 million accrued for a reduction to the ROE, including accrued interest. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2017, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $4.6 million and has accrued this amount.

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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
Due to the right of offset, the investment and associated debt are presented in Tax credit fund investment, net, on Cleco’s Condensed Consolidated Balance Sheet. At December 31, 2016, the amount of the liability component contained in the net asset was $0.6 million, and it was paid on March 30, 2017. The amount of tax benefits delivered in excess of capital contributions as of September 30, 2017, was $11.8 million.
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

Fuel Transportation Agreement
In October 2007, Cleco Power entered into an agreement with Savage Services that met the accounting definition of a capital lease for barges in order to transport petroleum coke and limestone to Madison Unit 3. In December 2012, Cleco Power entered into an amended agreement for 42 dedicated barges. The amended agreement continued to meet the accounting definition of a capital lease until its expiration on August 31, 2017. Upon expiration of the amended agreement, Cleco Power entered into a second amended agreement with Savage Services to continue use of the 42 barges. The new agreement meets the accounting definition of an operating lease and automatically renews the terms of the lease on a month-to-month basis until terminated by either party. For the three and nine months ended September 30, 2017, Cleco Power recognized $0.3 million in operating lease expense for the barges. Cleco Power is evaluating future options related to its fuel transportation agreement with Savage Services.

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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

Note 13 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2017		AT DEC. 31, 2016
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$282	$526	$3	$119
Support Group	1,262	7,767	1,402	7,071
Other (1)	1	—	1	—
Total	$1,545	$8,293	$1,406	$7,190
(1) Represents Attala and Perryville.

Note 14 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2017			FOR THE NINE MONTHS ENDED SEPT. 30, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENFIT NET GAIN (LOSS)	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(631)	$—	$(631)	$1,500	$—	$1,500
Other comprehensive loss before reclassifications
Postretirement benefit adjustments during the period	—	—	—	(2,065)	—	(2,065)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net gain	(44)	—	(44)	(110)	—	(110)
Net current-period other comprehensive loss	(44)	—	(44)	(2,175)	—	(2,175)
Balances, Sept. 30, 2017	$(675)	$—	$(675)	$(675)	$—	$(675)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$—	$—	$—
Other comprehensive loss before reclassifications
Postretirement benefits adjustment during the period	(2,308)	—	(2,308)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	3	—	3
Net current-period other comprehensive loss	(2,305)	—	(2,305)
Balances, Sept. 30, 2016	$(2,305)	$—	$(2,305)

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, beginning of period	$(20,857)	$(5,728)	$(26,585)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	587	—	587
Reclassification of net loss to interest charges	—	60	60
Net current-period other comprehensive income	587	60	647
Balances, Apr. 12, 2016	$(20,270)	$(5,668)	$(25,938)
SUCCESSOR(1)
Balances, Apr. 13, 2016	$—	$—	$—
Other comprehensive loss before reclassifications
Postretirement benefits adjustment during the period	(2,308)	—	(2,308)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	3	—	3
Net current-period other comprehensive loss	(2,305)	—	(2,305)
Balances, Sept. 30, 2016	$(2,305)	$—	$(2,305)
(1) As a result of the Merger, accumulated other comprehensive income was reduced to zero on April 13, 2016, as required by acquisition accounting.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2017			FOR THE NINE MONTHS ENDED SEPT. 30, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,132)	$(5,411)	$(13,543)	$(7,905)	$(5,517)	$(13,422)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments during the period	—	—	—	(584)	—	(584)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	167	—	167	524	—	524
Reclassification of net loss to interest charges	—	53	53	—	159	159
Net current-period other comprehensive income (loss)	167	53	220	(60)	159	99
Balances, Sept. 30, 2017	$(7,965)	$(5,358)	$(13,323)	$(7,965)	$(5,358)	$(13,323)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2016			FOR THE NINE MONTHS ENDED SEPT. 30, 2016
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(10,983)	$(5,622)	$(16,605)	$(11,364)	$(5,728)	$(17,092)
Other comprehensive income before reclassifications:
Postretirement benefit adjustments during the period	2,013	—	2,013	2,013	—	2,013
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	167	—	167	548	—	548
Reclassification of net loss to interest charges	—	53	53	—	159	159
Net current-period other comprehensive income	2,180	53	2,233	2,561	159	2,720
Balances, Sept. 30, 2016	$(8,803)	$(5,569)	$(14,372)	$(8,803)	$(5,569)	$(14,372)

Note 15 — Subsequent Event
On October 10, 2017, Cleco Power, Attala, Perryville, Entergy Louisiana, and Entergy Mississippi completed a joint filing with FERC. The filing requested approval for Cleco Power and Perryville to sell certain transmission assets to Entergy Louisiana and for Attala to sell certain transmission assets to Entergy Mississippi. The filing requested an approval date by December 18, 2017. If approved, the parties will enter into binding agreements for the sale of the assets. The parties expect completion of the agreements by the end of 2017.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2017, and 2016.

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

Enterprise Business Applications Project
The Enterprise Business Applications project includes replacement of and improvement to Cleco’s enterprise business applications. The project’s objectives are to gain efficiencies through consistent, industry leading work processes and practices; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. Management expects the project to be complete by the third quarter of 2019. The total estimated project cost is $130.0 million. As of September 30, 2017, Cleco had spent $18.3 million on the project.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Key initiatives on which Cleco Power is currently working include continuing construction on the Cenla Transmission Expansion project and the St. Mary Clean Energy Center project; initiating construction of the Terrebonne to Bayou Vista Transmission project and the Coughlin Pipeline project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shedding events while providing flexibility to allow routine maintenance outages and serve future growth in the central Louisiana area. The substation construction is complete and has been placed in service. New line construction is complete and the re-conductor portion of the project is in progress. The project is expected to be complete by the end of 2017 with an estimated cost of $31.4 million. As of September 30, 2017, Cleco Power had spent $29.5 million on the project.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 and the unit is expected to be commercially operational by the third quarter of 2018 at an estimated cost of $99.8 million. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of September 30, 2017, Cleco Power had spent $62.6 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230 kilovolt transmission system for customers in south Louisiana. The project team is finalizing negotiations on the right-of-way and land acquisition agreements. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $48.0 million. Construction is expected to be complete by the fourth quarter of 2018. As of September 30, 2017, Cleco Power had spent $6.5 million on the project.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. On June 28, 2017, the LPSC approved the establishment of a regulatory asset for the revenue requirement associated with the Coughlin Pipeline project until Cleco Power seeks recovery in its next rate case. The project is expected to be complete in the second quarter of 2019 with an estimated cost of $29.4 million. As of September 30, 2017, Cleco Power had spent $0.2 million on the project.

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

RESULTS OF OPERATIONS
All of Cleco’s financial information for the nine months ended September 30, 2017, and 2016 is presented such that pre-merger activity is shown as “Predecessor” and post-merger activity is shown as “Successor.” The purchase price of the Merger was allocated to the related assets and liabilities based on their respective estimated fair values on the Merger date, with the remaining consideration recorded as goodwill. The fair values of assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized, but is subject to impairment testing, annually, during the third quarter. Such adjustments to fair value and the allocation of purchase price between identifiable intangibles and goodwill will have an impact on Cleco’s expenses and profitability. For more information on Goodwill, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Polices — Goodwill.”

Comparison of the Three Months Ended September 30, 2017, and 2016

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2017	2016	VARIANCE	CHANGE
Operating revenue, net	$338,499	$342,860	$(4,361)	(1.3)%
Operating expenses	243,387	249,717	6,330	2.5%
Operating income	$95,112	$93,143	$1,969	2.1%
Allowance for equity funds used during construction	$2,096	$1,308	$788	60.2%
Other income, net	$1,258	$410	$848	206.8%
Interest charges	$30,462	$31,858	$1,396	4.4%
Federal and state income tax expense	$23,054	$23,700	$646	2.7%
Net income	$45,304	$39,621	$5,683	14.3%

Operating revenue, net decreased $4.4 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to lower base revenue partially offset by higher fuel cost recovery revenue and higher other operations revenue at Cleco Power.
Operating expenses decreased $6.3 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to lower other operations expenses at Cleco Power, lower merger transaction and commitment costs at Cleco Holdings, and lower maintenance expenses at Cleco Power. These decreases were partially offset by higher recoverable fuel and power purchased at Cleco Power.
Other income, net increased $0.8 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to the increase in the cash surrender value of life insurance policies at Cleco Holdings due to favorable market conditions, higher mutual assistance income at Cleco Power, and higher royalty income at Cleco Power. These increases were partially offset by the absence of a death benefit recognized on life insurance policies and higher mutual assistance expenses at Cleco Power.
Interest charges decreased $1.4 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to long-term debt redeemed and replaced with lower interest rate debt in the fourth quarter of 2016 at Cleco Power, partially offset by higher interest rates on Cleco Holdings’ $300.0 million long-term variable rate bank term loan.
Federal and state income tax expense decreased $0.6 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to $4.4 million to record tax expense at the consolidated projected annual effective tax rate and $1.3 million for adjustments for permanent tax differences. These decreases were partially offset by $2.6 million for the flowthrough of state tax benefits, $2.2 million for the change in pretax income, excluding AFUDC equity, and $0.3 million for miscellaneous tax items. The effective income tax rate for the third quarter of 2017 and 2016 was 33.7% and 37.4%, respectively. The estimated annual effective income tax rate used during the third quarter of 2017 and 2016 for Cleco might not be indicative of the full-year income tax rate.
Results of operations for Cleco Power are more fully described below.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2017	2016	VARIANCE	CHANGE
Operating revenue
Base	$187,149	$198,448	$(11,299)	(5.7)%
Fuel cost recovery	132,860	127,833	5,027	3.9%
Electric customer credits	(372)	177	(549)	(310.2)%
Other operations	20,768	18,460	2,308	12.5%
Affiliate revenue	209	213	(4)	(1.9)%
Operating revenue, net	340,614	345,131	(4,517)	(1.3)%
Operating expenses
Recoverable fuel and power purchased	132,866	127,834	(5,032)	(3.9)%
Non-recoverable fuel and power purchased	9,706	10,132	426	4.2%
Other operations	28,680	35,886	7,206	20.1%
Maintenance	17,812	19,326	1,514	7.8%
Depreciation and amortization	40,049	40,353	304	0.8%
Taxes other than income taxes	12,008	12,180	172	1.4%
Total operating expenses	241,121	245,711	4,590	1.9%
Operating income	$99,493	$99,420	$73	0.1%
Allowance for equity funds used during construction	$2,096	$1,308	$788	60.2%
Interest charges	$17,141	$19,177	$2,036	10.6%
Federal and state income tax expense	$30,092	$29,427	$(665)	(2.3)%
Net income	$54,852	$52,572	$2,280	4.3%

Cleco Power’s net income in the third quarter of 2017 increased $2.3 million compared to the third quarter of 2016 primarily as a result of the following factors:

•	lower other operations expense,

•	higher other operations revenue,

•	lower interest charges, and

•	lower maintenance expense.

These increases were partially offset by lower base revenue.
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,113	1,225	(9.1)%
Commercial	771	813	(5.2)%
Industrial	535	504	6.2%
Other retail	35	35	—%
Total retail	2,454	2,577	(4.8)%
Sales for resale	924	949	(2.6)%
Total retail and wholesale customer sales	3,378	3,526	(4.2)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$92,782	$100,775	(7.9)%
Commercial	49,848	52,082	(4.3)%
Industrial	21,690	21,215	2.2%
Other retail	2,732	2,812	(2.8)%
Surcharge	5,507	6,080	(9.4)%
Total retail	172,559	182,964	(5.7)%
Sales for resale	14,590	15,484	(5.8)%
Total base revenue	$187,149	$198,448	(5.7)%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2017 CHANGE
	2017	2016	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,519	1,744	1,511	(12.9)%	0.5%

Base
Base revenue decreased $11.3 million during the third quarter of 2017 compared to the third quarter of 2016 due to $9.2 million of lower usage as a result of milder summer weather and lower sales to wholesale customers, $1.9 million due to lower rates to a site specific industrial customer, $0.7 million due to lower revenue related to MATS, and $0.2 million of lower other revenue. These decreases were partially offset by $0.7 million due to an annual rate adjustment that began on July 1, 2017.
Cleco Power expects increased base revenue of $8.0 million in 2018 and an additional $8.6 million in 2019 through an FRP rider associated with the recovery of expenditures for capital projects. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during the third quarter of 2017 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue increased $2.3 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to $2.2 million of higher forfeited discounts and reconnect fees mostly due to the absence of the 2016 customer rate credits as a result of the Merger and the absence of LPSC executive orders relating to 2016 flooding, $1.2 million of generation revenue from SSR payments, and $0.2 million of higher miscellaneous other operations revenue. These increases were partially offset by $1.3 million of lower net transmission revenue. For more information on the SSR, see “Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — SSR.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased decreased $0.4 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to $1.9 million of lower net MISO transmission expenses due to lower usage and rates and $0.3 million due to the absence of a reserve for uncollectible transmission expenses. These decreases were partially offset by $0.8 million of higher miscellaneous expenses, $0.6 million of MISO SSR transmission expenses, and $0.4 million of expenses related to flood damages. For more information on the SSR, see “Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — SSR.”

Other Operations Expense
Other operations expense decreased $7.2 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to $2.1 million of higher capitalized administrative and general expenses, $1.3 million of lower salaries, $1.1 million of lower fees for outside services, $1.1 million of flood related uncollectible accounts deferred to regulatory assets, $0.7 million of lower employee benefit expenses, $0.5 million of higher administrative and general costs billed to joint owners, and $0.5 million of lower generation operations expenses. These decreases were partially offset by $0.1 million of higher miscellaneous other operations expenses.

Maintenance
Maintenance expense decreased $1.5 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to $1.2 million of lower net generating station routine maintenance expenses, $0.2 million of lower distribution routine maintenance expenses, and $0.1 million of lower administrative and general maintenance expenses.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $0.8 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to higher costs related to the St. Mary Clean Energy Center project and other capital projects.

Interest Charges
Interest charges decreased $2.0 million during the third quarter of 2017 compared to the third quarter of 2016 due to long-term debt redeemed and replaced with lower interest rate debt in the fourth quarter of 2016.

Income Taxes
Federal and state income tax expense increased $0.7 million during the third quarter of 2017 compared to the third quarter of 2016 primarily due to $2.6 million for the flowthrough of state tax benefits, $1.4 million for the change in pretax income, excluding AFUDC equity, and $1.1 million for tax returns as filed. These increases were partially offset by $4.4 million to record tax expense at the projected annual effective tax rate.
The effective income tax rate for the third quarter of 2017 and 2016 was 35.4% and 35.9%, respectively. The estimated annual effective income tax rate used during the third quarter of 2017 and 2016 for Cleco Power might not be indicative of the full-year income tax rate.

Comparison of the Nine Months Ended September 30, 2017, and 2016

Cleco
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2017	APR. 13, 2016 - SEPT. 30, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating revenue, net	$897,662	$586,363	$299,870
Operating expenses	693,501	603,368	279,507
Operating income (loss)	$204,161	$(17,005)	$20,363
Interest income	$1,046	$515	$265
Allowance for equity funds used during construction	$4,446	$2,057	$723
Other income, net	$2,569	$1,960	$280
Interest charges	$92,800	$58,323	$22,123
Federal and state income tax expense (benefit)	$42,381	$(28,502)	$3,468
Net income (loss)	$77,041	$(42,294)	$(3,960)

Cleco’s net income attributable to the successor period for the nine months ended September 30, 2017, was $77.0 million. There were no significant changes in the underlying trends impacting net income. The effective income tax rate for the period was 35.5%.
Cleco’s net loss attributable to the successor period April 13, 2016, through September 30, 2016, was $42.3 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax loss primarily related to:

•	$173.2 million of merger transaction and commitment costs,

•	$21.6 million of interest costs related to debt obtained as a result of the Merger,

•	$4.8 million of an offset to operating revenue related to the amortization of the intangible asset recorded for the fair

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

value adjustment of wholesale power supply agreements as a result of the Merger, and

•	$4.6 million of amortization of the fair value adjustment made as a result of the Merger to record the stepped-up basis for the Coughlin assets.

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
The estimated annual effective income tax rate used during the nine months ended September 30, 2017, and 2016 for Cleco might not be indicative of the full-year income tax rate.
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2017	2016	VARIANCE	CHANGE
Operating revenue
Base	$498,417	$515,294	$(16,877)	(3.3)%
Fuel cost recovery	349,000	324,299	24,701	7.6%
Electric customer credits	(1,045)	(745)	(300)	(40.3)%
Other operations	58,083	50,638	7,445	14.7%
Affiliate revenue	649	669	(20)	(3.0)%
Operating revenue, net	905,104	890,155	14,949	1.7%
Operating expenses
Recoverable fuel and power purchased	348,853	324,305	(24,548)	(7.6)%
Non-recoverable fuel and power purchased	26,885	27,920	1,035	3.7%
Other operations	90,453	94,566	4,113	4.3%
Maintenance	66,496	71,818	5,322	7.4%
Depreciation and amortization	118,280	115,196	(3,084)	(2.7)%
Taxes other than income taxes	35,412	36,096	684	1.9%
Merger commitment costs	—	151,501	151,501	100.0%
Gain on sale of asset	—	(1,095)	(1,095)	(100.0)%
Total operating expenses	686,379	820,307	133,928	16.3%
Operating income	$218,725	$69,848	$148,877	213.1%
Allowance for equity funds used during construction	$4,446	$2,780	$1,666	59.9%
Other income (expense), net	$6	$(254)	$260	102.4%
Interest charges	$52,654	$57,777	$5,123	8.9%
Federal and state income tax expense	$63,010	$2,965	$(60,045)	*
Net income	$108,439	$12,222	$96,217	787.2%
* Not meaningful

Cleco Power’s net income in the first nine months of 2017 increased $96.2 million compared to the first nine months of 2016 primarily as a result of the following factors:

•	the absence of merger commitment costs,

•	higher other operations revenue,

•	lower maintenance expense,

•	lower interest charges,

•	lower other operations expense,

•	higher allowance for equity funds used during construction, and

•	lower non-recoverable fuel and power purchased.

These increases were partially offset by:

•	higher income taxes,

•	lower base revenue,

•	higher depreciation and amortization, and

•	the absence of a gain on sale of asset.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,692	2,920	(7.8)%
Commercial	2,026	2,110	(4.0)%
Industrial	1,529	1,471	3.9%
Other retail	99	103	(3.9)%
Total retail	6,346	6,604	(3.9)%
Sales for resale	2,256	2,385	(5.4)%
Total retail and wholesale customer sales	8,602	8,989	(4.3)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2017	2016	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$221,689	$232,430	(4.6)%
Commercial	143,549	147,837	(2.9)%
Industrial	64,778	64,395	0.6%
Other retail	7,980	8,189	(2.6)%
Surcharge	16,241	16,771	(3.2)%
Total retail	454,237	469,622	(3.3)%
Sales for resale	44,180	45,672	(3.3)%
Total base revenue	$498,417	$515,294	(3.3)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2017 CHANGE
	2017	2016	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	440	755	942	(41.7)%	(53.3)%
Cooling degree-days	2,675	2,885	2,531	(7.3)%	5.7%

Base
Base revenue decreased $16.9 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to $13.9 million of lower usage as a result of milder weather and lower sales to wholesale customers, $4.0 million due to lower rates to a site specific industrial customer,

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

and $0.1 million of lower other revenue. These decreases were partially offset by $1.0 million for annual rate adjustments and $0.1 million due to higher revenue related to MATS.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during the first nine months of 2017 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue increased $7.4 million during the first nine months of 2017 compared to the first nine months of 2016 primarily related to $6.3 million of generation revenue from SSR payments, $2.0 million of higher forfeited discounts and reconnect fees mostly due to the absence of the 2016 customer rate credits as a result of the Merger and the absence of LPSC executive orders relating to 2016 flooding, $1.0 million of higher net transmission revenue, and $0.4 million of higher miscellaneous revenue. These increases were partially offset by $2.3 million of lower transmission revenue from wholesale customers as a result of issuing customer credits relating to the MISO ROE complaints. For more information on the SSR, see “Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — SSR.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased decreased $1.0 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to a $2.3 million refund from MISO for wholesale customers relating to the MISO ROE complaints, $1.6 million for the absence of a reserve for uncollectible transmission expenses, and $1.3 million due to the absence of expenses related to fuel accounting software. These decreases were partially offset by $2.7 million of MISO SSR transmission expenses, $0.8 million of higher miscellaneous expenses, $0.4 million of expenses related to flood damages, and $0.3 million of higher net MISO transmission expenses due to higher usage and rates. For more information on the SSR, see “Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — SSR.”

Other Operations Expense
Other operations expense decreased $4.1 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to $2.1 million of higher capitalized administrative and general expenses, $1.4 million of lower salaries, $1.1 million of the flood related uncollectible accounts deferred to regulatory assets, $1.1 million of lower generation operations expenses, $0.7 million of lower employee benefits expenses, and $0.7 million of higher company use of electricity. These decreases were partially offset by $1.3 million of higher fees for outside services, $0.9 million for higher uncollectible accounts, and $0.8 million of higher customer service expenses.

Maintenance Expense
Maintenance expense decreased $5.3 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to $4.7 million of lower net generating station outage and routine maintenance expenses and $1.0 million of lower transmission and distribution routine maintenance expenses. These decreases were partially offset by $0.4 million of higher administrative and general maintenance expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $3.1 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to $3.6 million of normal recurring additions to fixed assets and $1.8 million of lower deferrals of corporate franchise taxes to regulatory assets. These increases were partially offset by $1.7 million due to the absence of amortization related to transition assets, $0.5 million of lower amortization of intangible assets, and $0.1 million of lower miscellaneous amortization.

Merger Commitment Costs
Merger commitment costs decreased $151.5 million during the first nine months of 2017 compared to the first nine months of 2016 due to the close of the Merger in April 2016.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $1.7 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to higher costs related to the St. Mary Clean Energy Center project and other capital projects.

Other Income (Expense), Net
Other income, net increased $0.3 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to $0.9 million of higher mutual assistance income, $0.3 million of higher royalty income, $0.3 million due to the absence of a decrease in cash surrender value of life insurance policies, and $0.1 million due to lower miscellaneous expenses. These increases were partially offset by $0.9 million of higher mutual assistance expenses and $0.4 million due to the absence of a death benefit recognized on life insurance policies.

Interest Charges
Interest charges decreased $5.1 million during the first nine months of 2017 compared to the first nine months of 2016 primarily due to long-term debt redeemed and replaced with lower interest rate debt in the fourth quarter of 2016.

Income Taxes
Federal and state income tax expense increased $60.0 million during the first nine months of 2017 compared to the first nine

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

months of 2016 primarily due to $60.3 million for the change in pretax income, excluding AFUDC equity, $1.2 million to record tax expense at the projected annual effective tax rate, and $1.1 million for tax returns as filed. These increases were partially offset by $2.5 million for the flowthrough of state tax benefits and $0.1 million for miscellaneous tax items.
The effective income tax rate for the nine months ended September 30, 2017, and 2016 was 36.8% and 19.5%, respectively. The estimated annual effective income tax rate used during the first nine months of 2017 and 2016 for Cleco Power might not be indicative of the full-year income tax rate.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2017:

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
Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO required Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At September 30, 2017, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,798	$9,213
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	3,876	12,671
Total current	8,874	23,084
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	17,999	17,379
Cleco Power’s charitable contributions	3,640	4,179
Cleco Power’s rate credit escrow	2,887	1,831
Total non-current	24,547	23,410
Total restricted cash and cash equivalents	$33,421	$46,494

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2017	AT DEC. 31, 2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,798	$9,213
Charitable contributions	1,200	1,200
Rate credit escrow	3,876	12,671
Total current	8,874	23,084
Non-current
Future storm restoration costs	17,999	17,379
Charitable contributions	3,640	4,179
Rate credit escrow	2,887	1,831
Total non-current	24,526	23,389
Total restricted cash and cash equivalents	$33,400	$46,473

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2016, to September 30, 2017, was due to Cleco Katrina/Rita using $17.9 million for scheduled storm recovery bond principal payments and $3.6 million for related interest payments, partially offset by collections of $16.1 million net of administration fees.
Included in the Merger Commitments were $6.0 million of charitable contributions to be disbursed over five years and $136.0 million of rate credits to eligible customers. In April 2016, in accordance with the Merger Commitments, Cleco Power established the charitable contribution fund and deposited the rate credit funds into an escrow account. In April 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of September 30, 2017, $1.2 million of the charitable contributions and $129.4 million of the rate credits had been released from restricted cash.

Debt

Cleco Consolidated
At September 30, 2017, Cleco had $6.5 million of short-term debt outstanding on Cleco Power’s $10.0 million uncommitted line of credit, at an all-in interest rate of 2.98%. Cleco had no short-term debt outstanding at December 31, 2016. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At September 30, 2017, Cleco’s long-term debt outstanding was $2.73 billion, of which $19.2 million was due within one year. The long-term debt due within one year at September 30, 2017, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco, long-term debt decreased $25.5 million from December 31, 2016, primarily due to $17.9 million of scheduled payments made on Cleco Katrina/Rita storm recovery bonds, $6.5 million for amortizations of long-term debt fair value adjustments related to the Merger, and a $1.8 million decrease in capital lease obligations. These decreases were partially offset by $0.7 million of debt issuance cost and debt discount amortizations.
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
Cash and cash equivalents available at September 30, 2017, were $6.1 million combined with $400.0 million credit facility capacity ($100.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $406.1 million.
At September 30, 2017, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”
At September 30, 2017, and December 31, 2016, Cleco had a working capital surplus of $162.3 million and $174.9 million, respectively. The $12.6 million decrease in working capital is primarily due to:

•	a $23.9 increase in interest accrued primarily due to timing of interest payments,

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

•	a $22.9 million increase in taxes payable primarily due to timing of property tax payments, partially offset by lower income taxes,

•	a $17.0 million decrease in cash and cash equivalents,

•	a $14.2 million decrease in restricted cash and cash equivalents,

•	a $6.5 million increase in short-term debt primarily due to outstanding borrowings on Cleco Power’s uncommitted line of credit, and

•	a $6.5 million increase in other current liabilities primarily due to accruals for SSR payments received for capital expenditures, and timing of benefits and incentives.

These decreases in working capital were partially offset by:

•
a $26.2 million increase in customer accounts receivable and unbilled revenue primarily due to the normal seasonal fluctuations in retail revenue, timing of receipts from a wholesale customer and additional deferred arrangements due to the LPSC executive orders,

•	a $21.0 million decrease in accounts payable primarily due to the timing of property tax and vendor payments,

•
a $14.2 million increase in other accounts receivable primarily due to higher receivables for a lignite fuel credit, an insurance reimbursement, SSR payments, and timing of pole attachment receivables,

•	a $9.4 million decrease in provision for merger commitments primarily due to the issuance of Merger rate credits, and

•	a $5.4 million increase in fuel inventory primarily due to higher petroleum coke and limestone due to lower plant operations and higher coal purchases, partially offset by lower lignite purchases.

Cleco Holdings (Holding Company Level)
Cleco Holdings had no short-term debt outstanding at September 30, 2017, and December 31, 2016. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2017, were $1.8 million, combined with the $100.0 million credit facility capacity for total liquidity of $101.8 million.

Cleco Power
At September 30, 2017, Cleco Power had $6.5 million of short-term debt outstanding on an uncommitted line of credit at an all-in interest rate of 2.98%. Cleco Power had no short-term debt outstanding at December 31, 2016. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At September 30, 2017, Cleco Power’s long-term debt outstanding was $1.24 billion, of which $19.2 million was due within one year. The long-term debt due within one year at September 30, 2017, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco Power, long-term debt decreased $18.6 million from December 31, 2016, primarily due to $17.9 million of scheduled payments made on Cleco Katrina/Rita storm recovery bonds and a $1.8 million decrease in capital lease obligations. These decreases were partially offset by $1.1 million of debt issuance cost and debt discount amortizations.
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
Cash and cash equivalents available at September 30, 2017, were $4.2 million, combined with $300.0 million credit facility capacity for total liquidity of $304.2 million.
At September 30, 2017, and December 31, 2016, Cleco Power had a working capital surplus of $131.6 million and $149.1 million, respectively. The $17.5 million decrease in working capital is primarily due to:

•	a $32.0 million increase in taxes payable primarily due to timing of property tax payments, partially offset by lower income taxes,

•	a $17.3 million decrease in cash and cash equivalents,

•	a $14.2 million decrease in restricted cash and cash equivalents,

•	a $13.2 increase in interest accrued primarily due to timing of interest payments,

•	a $6.5 million increase in short-term debt primarily due to outstanding borrowings on an uncommitted line of credit, and

•	a $5.7 million increase in other current liabilities primarily due to accruals for SSR payments received for capital expenditures, and timing of benefits and incentives.

These decreases in working capital were partially offset by:

•
a $26.2 million increase in customer accounts receivable and unbilled revenue primarily due to the normal seasonal fluctuations in retail revenue, timing of receipts from a wholesale customer and additional deferred arrangements due to the LPSC executive orders,

•	a $17.4 million decrease in accounts payable primarily due to the timing of property tax and vendor payments,

•
a $14.2 million increase in other accounts receivable primarily due to higher receivables for a lignite fuel credit, an insurance reimbursement, SSR payments, and timing of pole attachment receivables,

•	a $9.4 million decrease in provision for merger commitments primarily due to the issuance of Merger rate credits, and

•	a $5.4 million increase in fuel inventory primarily due to higher petroleum coke and limestone due to lower plant operations and higher coal purchases, partially offset by lower lignite purchases.

Credit Facilities
At September 30, 2017, Cleco Holdings had a $100.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. At September 30, 2017, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by either agency, Cleco

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At September 30, 2017, Cleco Power had a $300.0 million credit facility The credit facility includes restricted financial covenants and expires in 2021. At September 30, 2017, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level by either agency, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt Limitations
The Merger Commitments include provisions limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Additionally, in accordance with the Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. The Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. At September 30, 2017, and December 31, 2016, Cleco Holdings and Cleco Power were in compliance with the provisions of the Merger Commitments that could restrict the amount of distributions available. For more information on the Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Quarterly Report on Form 10-K for the year ended December 31, 2016.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Cleco’s net cash provided by operating activities for the successor period January 1, 2017, through September 30, 2017, was $246.9 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.
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

Net Investing Cash Flow
Cleco’s net cash used in investing activities for the successor period January 1, 2017, through September 30, 2017, was $166.3 million. There were no significant changes in the underlying trends impacting cash used in investing activities.
Cleco’s net cash used in investing activities for the successor period April 13, 2016, through September 30, 2016, was $133.3 million. There were no significant changes in the underlying trends impacting cash used in investing activities with the exception of $147.8 million transferred into restricted cash and cash equivalents due to the funding of customer rate credits and charitable contributions as a result of the Merger Commitments. In addition, $113.9 million was transferred out of restricted cash and cash equivalents to pay for a portion of the Merger Commitments.
Cleco’s net cash used in investing activities for the predecessor period January 1, 2016, through April 12, 2016, was $36.8 million. There were no significant changes in the underlying trends impacting cash used in investing activities.

Net Financing Cash Flow
Cleco’s net cash used in financing activities for the successor period January 1, 2017, through September 30, 2017, was $97.6 million. There were no significant changes in the underlying trends impacting cash used in financing activities with the exception of Cleco Holdings no longer having dividends to stockholders after the Merger.
Cleco’s net cash provided by financing activities for the successor period April 13, 2016, through September 30, 2016, was $27.8 million. There were no significant changes in the underlying trends impacting cash provided by financing activities with the exception of $100.7 million in contributions from Cleco Group.
Cleco’s net cash used in financing activities for the predecessor period January 1, 2016, through April 12, 2016, was $40.9 million. There were no significant changes in the underlying trends impacting cash used in financing activities.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $236.0 million and $214.5 million during the nine months ended September 30, 2017, and 2016, respectively. Net cash provided by operating activities increased $21.5 million primarily due to:

•	higher collections from customers of $101.9 million due to the absence of the Merger credits issued in 2016 and

•	higher net fuel and power purchase collections of $14.7 million primarily due to timing of recovery.

These increases were partially offset by:

•	higher payments for fuel inventory of $40.9 million primarily due to petroleum coke and coal purchases,

•	higher payments to vendors of $10.2 million primarily related to the timing of property taxes,

•	lower receipts of $7.9 million from joint owners’ portions of generating station expenditures,

•	lower collections of $7.3 million due to LPSC executive orders relating to 2016 flooding,

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

•	lower receipts of advanced deposits for operations and maintenance costs on jointly owned generating units of $5.8 million, and

•	higher payments of $1.3 million related to storm restoration efforts.

Net Investing Cash Flow
Net cash used in investing activities was $164.9 million and $171.0 million during the nine months ended September 30, 2017, and 2016, respectively. Net cash used in investing activities decreased $6.1 million primarily due to lower transfers of cash to restricted accounts of $42.2 million due to funding the Merger Commitments in 2016. This decrease was partially offset by higher additions to property, plant, and equipment of $39.0 million.

Net Financing Cash Flow
Net cash used in financing activities was $88.4 million and $53.9 million during the nine months ended September 30, 2017, and 2016, respectively. Net cash used in financing activities increased $34.5 million. Included in this net increase was the absence of contributions from Cleco Holdings of $50.0 million to help fund the Merger Commitments, partially offset by lower distributions to Cleco Holdings of $10.0 million and $6.5 million for net borrowings on Cleco Power’s uncommitted line of credit.

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
On March 28, 2017, the President signed a broad executive order. Among other measures, the order directed the EPA to review the Clean Power Plan (CPP), the proposed Federal Implementation Plan for the CPP, and the greenhouse gas new source performance standards (GHG NSPS). It also gave the U.S. Department of Justice discretion to request that the U.S. Court of Appeals of the D.C. Circuit stay or otherwise delay the litigation challenging the CPP and the GHG NSPS while the administrative review is underway. Until the directions of the executive order are carried out, management cannot predict what the final standards will entail or what controls the EPA and the state of Louisiana may require of Cleco in a final state implementation plan.
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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. One mitigating factor that has been identified is Cleco Power’s Terrebonne to Bayou Vista Transmission project, which is expected to be complete by the third quarter of 2018. Cleco Power has a 12-month SSR Agreement for the period April 1, 2017 to March 31, 2018. During this time, Cleco Power will continue to operate Teche Unit 3. Cleco Power has filed with FERC for its approval to collect $20.3 million annually in SSR payments from MISO which includes recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR Agreement. At the end of the agreement, when Teche Unit 3 is retired, any SSR payments received from MISO for capital expenditures paid by third parties will be credited to property, plant, and equipment. As of September 30, 2017, Cleco Power had $2.2 million accrued for SSR payments received for capital expenditures related to Teche Unit 3. In the second quarter of 2017, Cleco Power began receiving the monthly SSR payments from MISO, subject to refund pending review and approval by FERC. On July 20, 2017, Cleco Power, FERC staff, and intervenors met at the first settlement conference and set a procedural schedule for data requests between parties. On July 27, 2017, Cleco Power received five sets of informal data request from FERC staff and intervenors. The next settlement conference is scheduled for November 16, 2017. Cleco Power is unable to determine when a binding FERC order will be issued. Also in the second quarter of 2017, MISO began allocating SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. In the first quarter of 2018, another study is expected to be performed by MISO to determine if an SSR Agreement will be needed after March 31, 2018. At the end of the SSR Agreement, Cleco Power will have the option to rescind the Attachment Y requesting retirement of Teche Unit 3. If this option is exercised, Cleco Power may be required to refund recoverable capital expenditures plus interest. Management does not expect to be required to refund any portion of these costs.

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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

recovering approximately $3.3 million annually of estimated costs for the program though an approved rate tariff. In January 2017, the LPSC amended its Phase I — Quick Start program to allocate no less than 50% of its annual program budgets to applicable government and state agencies. Cleco Power’s participation in the amended program is also projected to be $3.3 million annually as approved by the LPSC in September 2017.
In September 2017, the LPSC approved a motion for additional energy efficiency programs for the exclusive benefit of school districts, local governments, state agencies, and higher education institutions or any other public entities. The recovery of approximately $3.3 million annually for estimated costs for the program is expected to begin in January 2018.

MISO Cost Benefit Analysis
Cleco Power entered into MISO in December 2013. Within five years of joining MISO, the LPSC required Cleco Power to conduct a study of the costs and benefits of its membership in MISO. During the second quarter of 2017, Cleco Power submitted an analysis with both a backward-looking, historical analysis and a forward-looking, prospective analysis of the costs and benefits of operating in MISO, as compared to a scenario where Cleco Power and Entergy Louisiana exit MISO and operate independently. Cleco Power’s analysis indicated that continued MISO membership would serve the public interest. Cleco Power has responded to four sets of data requests on the analysis. Management is unable to predict the outcome of this analysis or give a reasonable estimate of the possible range of disallowance of costs, if any.

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
On July 23, 2017, the SPP RTO’s board of directors and members committee voted to authorize the SPP’s President and CEO to terminate the delegation agreement between the SPP and NERC, which will effectively dissolve the SPP RE by the end of 2018. On October 12, 2017, Cleco Power proposed a new RE to NERC. Once NERC approves a new RE, it will

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

then need to be approved by FERC. Management does not expect this termination to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
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

Lignite Deferral
At September 30, 2017, and December 31, 2016, Cleco Power had $4.5 million and $6.4 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, on October 20, 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The schedule outlined in the General Order calls for Cleco Power to file a draft IRP in October 2018, and a final report in May 2019.

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
On October 24, 2017, the Town of New Llano voted to approve a new franchise agreement with Cleco Power with an effective date of October 24, 2017. The franchise agreement is for 15 years until October 2032. Cleco Power currently serves seven customers located in the town of New Llano. This new franchise agreement provides Cleco Power the opportunity to compete for future growth opportunities in the town.
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

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

have been segregated to present pre-merger activity as the “Predecessor” and post-merger activity as the “Successor.” The predecessor period is not comparable to the successor period. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combinations.”

Goodwill
On April 13, 2016, in connection with the completion of the Merger, Cleco recognized goodwill of $1.49 billion. Goodwill is required to be tested for impairment at the reporting segment level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying value. For more information on goodwill and its impairment testing, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Goodwill.”

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is, therefore, permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).

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
At September 30, 2017, Cleco Holdings had no variable-rate debt outstanding under its $100.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At September 30, 2017, Cleco Holdings had a $300.0 million long-term variable rate bank term loan outstanding. Amounts outstanding under the bank term loan bear interest at LIBOR plus 1.625%. At September 30, 2017, the all-in rate was 2.87%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $3.0 million.
For a discussion on the short- and long-term variable-rate debt related to Cleco Power, please refer to “— Cleco Power.”

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. There were no open natural gas positions at September 30, 2017. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal was submitted to the LPSC on July 28, 2017. An ALJ was assigned to the docket and a status conference was held on October 3, 2017. A procedural schedule was determined and management expects a final determination in the second quarter of 2018.
Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power records FTRs at their estimated fair value when purchased. Each accounting period, Cleco Power adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At September 30, 2017, Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $13.4 million in Energy risk management assets and $0.5 million in Energy risk management liabilities. For more information on FTRs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting — Commodity Contracts.”

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
At September 30, 2017, Cleco Power had $6.5 million of short-term variable-rate debt outstanding on an uncommitted line of credit at an all-in interest rate of 2.98%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Power’s pretax earnings of $0.1 million.
At September 30, 2017, Cleco Power had no debt outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, evaluations were performed under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the Interim CEOs and CFO. The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, the Interim CEOs and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in

SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the Interim CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

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

ITEM 6. EXHIBITS

CLECO
12(a)	Computation of Ratios of Earnings to Fixed Charges
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2017 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 9, 2017