Form 10-K
period 2017-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2018-02-21
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2017
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
  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Cleco Corporate Holdings LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  (Do not check if a smaller reporting company)  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  (Do not check if a smaller reporting company) Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding equity of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

CLECO
CLECO POWER	2017 FORM 10-K

This Combined Annual Report on Form 10-K is separately filed by Cleco Corporate Holdings LLC and Cleco Power LLC. Information in this filing relating to Cleco Power LLC is filed by Cleco Corporate Holdings LLC and separately by Cleco Power LLC on its own behalf. Cleco Power LLC makes no representation as to information relating to Cleco Corporate Holdings LLC (except as it may relate to Cleco Power LLC) or any other affiliate or subsidiary of Cleco Corporate Holdings LLC.
This report should be read in its entirety as it pertains to each respective Registrant. The Notes to the Financial Statements for the Registrants and certain other sections of this report are combined.

CLECO
CLECO POWER	2017 FORM 10-K

GLOSSARY OF TERMS
References in Part III, Item 11 in this filing to “we,” “our,” and “the Company” mean Cleco Corporate Holdings LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
bcIMC	British Columbia Investment Management Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CAA	Clean Air Act
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Corporation	Pre-merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Energy	Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MIRA, bcIMC, John Hancock Financial, and other infrastructure investors

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
CO2	Carbon dioxide
Cottonwood Energy	Cottonwood Energy Company LP, an indirect subsidiary of NRG South Central. Upon closing of the Purchase and Sale Agreement, Cottonwood Energy will become an indirect subsidiary of Cleco Holdings.
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	U.S. Department of Energy
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Employee Stock Purchase Plan
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right

CLECO
CLECO POWER	2017 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LED	Louisiana Economic Development
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIP	Macquarie Infrastructure Partners Inc.
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
NOAA	National Oceanic and Atmospheric Administration
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act, as amended
ppb	Parts per billion
Predecessor	Pre-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The predecessor period is not comparable to the successor period.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, NRG South Central, and Cleco Energy
RE	Regional Entity
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide

CLECO
CLECO POWER	2017 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
STIP	Short-Term Incentive Plan
Successor	Post-merger activity of Cleco. Cleco has accounted for the merger transaction by applying the acquisition method of accounting. The successor period is not comparable to the predecessor period.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
VaR	Value-at-Risk

CLECO
CLECO POWER	2017 FORM 10-K

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

•	the ability to recover fuel costs through the FAC,

•	the ability to close the proposed transaction with NRG Energy and NRG South Central, including the related financings,

•	the ability to successfully integrate the assets to be acquired in the proposed transaction with NRG Energy and NRG South Central, if completed, into Cleco’s operations,

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

•	political uncertainty in the U.S., including the ongoing debates related to the U.S. federal government budget and debt ceiling, and volatility and disruption in global capital and credit markets,

•	the ability of the lignite reserves at Dolet Hills to provide sufficient fuel to the Dolet Hills Power Station until at least 2036,

•	Cleco Power’s ability to maintain its right to sell wholesale power at market-based rates within its control area,

•	Cleco Power’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	reliability of Cleco Power’s generating facilities,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

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

•
changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,

•
legal, environmental, and regulatory delays and other obstacles associated with acquisitions (including the NRG South Central acquisition), reorganizations, investments in joint ventures, or other capital projects,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,

•	changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of

CLECO
CLECO POWER	2017 FORM 10-K

tax positions, or changes in other regulating policies that may result in a change to tax benefits or expenses,

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Holdings and Cleco Power,

•	the ability to remain in compliance with debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee workforce factors, including aging workforce, changes in management, and inadequate resources.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2017, and 2016 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report.
All subsequent written and oral forward-looking statements attributable to the Registrants, or persons acting on their behalf, are expressly qualified in their entirety by the factors identified above.
Any forward-looking statement is considered only as of the date of this Combined Annual Report on Form 10-K and, except as required by law, the Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO
CLECO POWER	2017 FORM 10-K

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
Cleco Energy was organized on December 28, 2017, under the laws of the state of Louisiana. On February 6, 2018, Cleco Energy entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central. For more information on the Purchase and Sale Agreement and related transactions, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Subsequent Event - Plan of Acquisition.”
Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana. Cleco Power was organized on December 12, 2000. Cleco Power is an electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. In December 2012, Cleco Power and Evangeline executed definitive agreements to transfer ownership and control of Coughlin from Evangeline to Cleco Power. The transfer was completed in March 2014. Coughlin consists of two generating units with a total nameplate capacity of 775 MW.
In 2013, Cleco Power integrated its generation dispatch and transmission operations with MISO. Cleco Power is regulated by the LPSC and FERC, along with other governmental authorities. The rates Cleco Power can charge its retail customers are determined by the LPSC, and its transmission tariffs are regulated by FERC. The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. Cleco Power serves approximately 290,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power’s operations are described below. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power.”
At December 31, 2017, Cleco had 1,204 employees. Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400. Cleco’s website is located at https://www.cleco.com. Cleco and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s filings also can be obtained at the SEC’s Office of Investor Education and Advocacy at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Office of Investor Education and Advocacy may be obtained by calling the SEC at 1-800-SEC-0330. Cleco’s electronically filed reports can also be obtained on the SEC’s website located at https://www.sec.gov. Cleco’s governance guidelines, code of conduct for financial managers, ethics and business standards, and the charters of its boards of managers’ audit, leadership development and compensation, business planning and budget review, governance and public affairs, and asset committees are available on its website and available in print upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.
At December 31, 2017, Cleco Power had 1,015 employees. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
Cleco Power meets the conditions specified in General Instructions I(1)(a) and (b) to Form 10-K and, therefore, is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this Annual Report on Form
10-K the information called for by the following Part II items of Form 10-K: Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations); and the following Part III items of Form 10-K: Item 10 (Directors, Executive Officers, and Corporate Governance of the Registrants), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and Item 13 (Certain Relationships and Related Transactions, and Director Independence).

CLECO
CLECO POWER	2017 FORM 10-K

OPERATIONS

Cleco Power

Segment Financial Information
Summary financial results of the Cleco Power segment for years 2017, 2016, and 2015 are presented in the following table:

(THOUSANDS)	2017	2016	2015
Revenue
Electric operations	$1,108,389	$1,091,229	$1,142,389
Other operations	77,522	68,573	67,109
Electric customer credits	(1,566)	(1,513)	(2,173)
Affiliate revenue	851	884	1,142
Operating revenue, net	$1,185,196	$1,159,173	$1,208,467
Depreciation and amortization	$157,999	$146,142	$147,839
Interest charges	$69,362	$76,446	$76,560
Interest income	$1,283	$860	$725
Federal and state income tax expense	$67,331	$18,369	$79,294
Net income	$150,738	$39,128	$141,350
Additions to property, plant, and equipment	$235,252	$186,143	$156,357
Equity investment in investee	$18,172	$18,672	$16,822
Goodwill	$1,490,797	$1,490,797	$—
Segment assets	$5,679,538	$5,758,245	$4,233,337

For more information on Cleco Power’s results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2017, and 2016 — Cleco Power.”

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2017, and 2016 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2017, Cleco Power’s aggregate net electric generating capacity was 3,181 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. The following table sets forth certain information with respect to Cleco Power’s generating facilities:

GENERATING STATION	YEAR OF INITIAL OPERATION	NAMEPLATE CAPACITY (MW)	(1)	NET CAPACITY (MW)	(2)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		422		natural gas	steam
Rodemacher Unit 2	1982	157	(3)	148	(3)	coal	steam
Madison Unit 3	2010	641		630		petroleum coke/coal	steam
Acadia Unit 1	2002	580		559		natural gas	combined cycle
Coughlin Unit 6	2000	264		252		natural gas	combined cycle
Coughlin Unit 7	2000	511		480		natural gas	combined cycle
Teche Unit 3	1971	359		335		natural gas	steam
Teche Unit 4	2011	33		34		natural gas	combustion
Dolet Hills Power Station	1986	325	(4)	321	(4)	lignite	steam
Total generating capability		3,310		3,181
(1) Nameplate capacity is the capacity at the start of commercial operations.
(2) Based on capacity testing of the generating units and operational tests performed during May, June, and July 2017. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2017	10,864	91.1%
2016	12,759	103.6%
2015	12,564	100.2%
2014	9,858	74.9%
2013	9,736	83.8%

In 2013, Cleco Power integrated its generation dispatch and transmission operations with MISO. The amount of power generated by Cleco Power is dictated by the availability of Cleco Power’s generating fleet and the manner in which MISO dispatches each generating unit. Depending on how generating units are dispatched by MISO, the amount of power generated may be greater than or less than total energy requirements. Generating units are dispatched by referencing each unit’s economic efficiency as it relates to the overall MISO market. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power.”

Fuel and Purchased Power
Changes in fuel expenses reflect fluctuations in the amount, type, and pricing of fuel used for electric generation; fuel transportation and delivery costs; and deferral of expenses for recovery from customers through the FAC in subsequent months. Changes in purchased power expenses are a result of the quantity and price of economic power purchased from the MISO market. These quantity changes can be affected by Cleco plant outages and plant performance. For a discussion of certain risks associated with changes in fuel costs and their impact on utility customers, see Item 1A, “Risk Factors — Transmission Constraints” and “— LPSC Audits.”

CLECO
CLECO POWER	2017 FORM 10-K

The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

		LIGNITE		COAL		NATURAL GAS	PETROLEUM COKE		WEIGHTED AVERAGE COST PER MWh
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION
2017	$44.70	8.9%	$24.75	12.4%	$27.19	51.3%	$22.50	27.4%	$27.16
2016	$50.39	13.0%	$28.13	9.3%	$20.84	52.9%	$18.77	24.8%	$24.86
2015	$46.87	16.9%	$28.68	9.7%	$21.37	50.6%	$19.80	22.8%	$26.04
2014	$44.79	14.6%	$27.34	15.6%	$37.00	35.0%	$21.52	34.8%	$31.19
2013	$42.44	15.6%	$29.42	18.2%	$34.60	34.4%	$21.54	31.8%	$30.72

Power Purchases
In 2013, Cleco Power integrated its generation dispatch and transmission operations with MISO. Consequently, MISO now makes economic and routine dispatch decisions regarding Cleco Power’s generating units. Since joining MISO, power purchases have been made at prevailing market prices, also referred to as LMP, which are highly correlated to natural gas prices. LMP includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.” For information on the cost benefit analysis of Cleco Power’s MISO membership, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — MISO Cost Benefit Analysis.”

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2. During 2017, Cleco Power contracted with Cloud Peak Energy, Arch Coal Sales, and Coal Network LLC to provide Cleco Power’s coal needs at Rodemacher Unit 2, utilizing short-term spot coal agreements. The coal supply agreements were fixed-price contracts. With respect to transportation of coal, Cleco Power has an agreement with Union Pacific Railroad Company for transportation of coal from Wyoming’s Powder River Basin to Rodemacher Unit 2. The agreement is for a term of three years and expires on December 31, 2019. Cleco Power leases 200 railcars to transport its coal under two leases. One lease expires on March 31, 2021, and the newest lease, which was entered into on April 1, 2017, expires on March 31, 2020.
The continuous supply of coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. At December 31, 2017, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 55,000 tons (approximately a 23-day supply).
Cleco Power uses a combination of petroleum coke and Illinois Basin coal for generation at Madison Unit 3. Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region. During 2017, Cleco received its petroleum coke supply from refineries located along the upper and lower Mississippi River. Cleco purchased slightly more than one million tons of petroleum coke during 2017, all of which were either an evergreen extension of a previous agreement or a newly negotiated agreement for one year ending December 31, 2017. All existing contracts have been extended and newly negotiated contracts have been completed for petroleum coke supply in 2018. The agreements are priced according to the Jacobs Consultancy Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2017, Cleco purchased approximately 323,000 tons of Illinois Basin coal. Cleco Power uses Louisiana waterways, such as the Mississippi River and the Red River, to deliver both petroleum coke and Illinois Basin coal to the Madison Unit 3 plant site. The continuous supply of petroleum coke and Illinois Basin coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Savage Services is Cleco Power’s exclusive transportation coordinator and provider. The amended and restated logistics agreement dated December 28, 2012, with Savage Services renews monthly beyond the original expiration date of August 31, 2017. A new agreement is expected to be completed during the first quarter of 2018. At December 31, 2017, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 452,000 tons and Cleco Power’s Illinois Basin coal inventory at Madison Unit 3 was approximately 63,000 tons. The total fuel inventory was 515,000 tons (approximately a 103-day supply).
Cleco Power uses lignite for generation at the Dolet Hills Power Station. Cleco Power and SWEPCO each own an undivided 50% interest in the other’s leased and owned lignite reserves within the Dolet Hills mine in northwestern Louisiana. Additionally, through Oxbow, which is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power and SWEPCO control 74 million tons of estimated recoverable lignite reserves also located in northwestern Louisiana. Cleco Power and SWEPCO have entered into a long-term agreement with DHLC for the mining and delivery of lignite reserves at both mines, which are operated by SWEPCO. The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee. The term of this contract runs until all economically mineable lignite has been mined. The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station until at least 2036. At December 31, 2017, Cleco Power’s investment in Oxbow was $18.2 million. For information regarding deferred mining costs and obligations associated with this mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Regulatory Assets and Liabilities — Mining Costs,” Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and

CLECO
CLECO POWER	2017 FORM 10-K

Guarantees,” and “— Long-Term Purchase Obligations.” For more information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Variable Interest Entities.”
The continuous supply of lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. At December 31, 2017, Cleco Power’s lignite inventory at Dolet Hills was approximately 437,000 tons (approximately a 70-day supply). Lignite inventory was higher at December 31, 2017, than prior years due to lower plant run-time at Dolet Hills Power Station.

Natural Gas Supply
During 2017, Cleco Power purchased 28.0 million MMBtu of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table:

NATURAL GAS SUPPLIER	2017 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Tenaska Marketing Ventures	7,774,729	21,301	27.8%
ENSTOR Energy Services	6,620,134	18,137	23.7%
DTE Energy Trading, Inc.	5,176,000	14,181	18.5%
CIMA Energy Ltd	2,150,700	5,892	7.7%
Shell Energy North America	1,994,199	5,464	7.1%
BP Energy Company	1,527,700	4,185	5.5%
Sequent Energy Management	583,395	1,598	2.1%
Others	2,123,506	5,818	7.6%
Total	27,950,363	76,576	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities that allow it to access various natural gas supply markets and maintain a reliable, economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2017. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. During 2017, in order to partially address potential natural gas fuel curtailments and interruptions, Cleco contracted for natural gas firm transportation with several interstate pipelines for a period of one year ending in late 2018. In order to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units, gas storage will continue to be used. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. At December 31, 2017, Cleco Power had 1.3 million MMBtu of gas in storage. Currently, Cleco Power anticipates that its diverse supply options and gas storage, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies.

Sales
Cleco Power’s 2017 and 2016 system peak demands, which occurred on July 20, 2017, and August 2, 2016, were 2,508 MW and 2,490 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. In 2017 and 2016, Cleco Power experienced warmer than normal summer weather conditions and warmer than normal winter weather conditions. For information on the effects of future energy sales on Cleco Power’s results of operations, financial condition, and cash flows, see Item 1A, “Risk Factors — Future Electricity Sales” and “— Weather Sensitivity.” For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Miscellaneous Financial Information (Unaudited).”
Reserve margin is the net capacity resources (either owned or purchased) less native load demand, divided by native load demand. Members of MISO submit their forecasted native load demand to MISO each year. During 2017, Cleco Power’s reserve margin was 17.9%, which was above MISO’s unforced planning reserve margin benchmark of 7.8.%. During 2016, Cleco Power’s reserve margin was 23.8%, which was above MISO’s unforced planning reserve margin benchmark of 7.6%. Cleco Power expects to meet or exceed MISO’s unforced planning reserve margin benchmark of 8.4% in 2018.

Capital Investment Projects
For a discussion of certain Cleco Power major capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cleco Power — Cenla Transmission Expansion Project,” “— St. Mary Clean Energy Center Project,” “— Terrebonne to Bayou Vista Transmission Project,” “— Coughlin Pipeline Project,” and “— START Project.”

Customers
No single customer accounted for 10% or more of Cleco or Cleco Power’s consolidated revenue in 2017, 2016, or 2015. Cleco Power has a significant wholesale customer that accounted for 9% of Cleco and Cleco Power’s consolidated revenue in 2017, 2016, and 2015. For more information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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

CLECO
CLECO POWER	2017 FORM 10-K

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
Cleco Power’s annual retail earnings are subject to the terms of an FRP established by the LPSC. Effective July 1, 2014, under the terms of the FRP extension, Cleco Power’s retail rates were adjusted based on a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. The capital structure assumes an equity ratio of 51%. The FRP extension includes a mechanism allowing for recovery of incremental capacity costs above the level included in base rates and allows Cleco Power to request recovery of additional capital project costs. Cleco Power will file an application with the LPSC for a new FRP by June 30, 2019, with anticipated new rates being effective on July 1, 2020.
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC.
For more information on the FAC and the most recent fuel audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the most recent environmental audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
In April 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities. Also, in April 2016, the LPSC issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities.
For more information about amounts accrued and refunded by Cleco Power as a result of the FRP, information on the LPSC Staff’s FRP reviews, and information on the double leveraging and tax dockets, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Regulation and Rates — FRP” and “— Other.”
For more information on Cleco Power’s retail and wholesale rates, including Cleco Power’s FRP, see Item 1A,

“Risk Factors — LPSC Audits,” “— Cleco Power’s Rates,” “— Retail Electric Service,” and “— Wholesale Electric Service” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power,” and “— Wholesale Rates of Cleco Power.”

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms, which vary from 10 years to more than 50 years. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in July 2021.

Franchise Renewals
Cleco Power renewed the following franchise agreements during 2016 and 2017:

DATE	CITY/TOWN/VILLAGE	TERM	NUMBER OF CUSTOMERS
May 2016	Elizabeth	10 years(1)	219
July 2016	McNary	30 years	89
April 2017	Slidell	35 years	13,823
July 2017	Rosepine	33 years	916
July 2017	Cheneyville	33 years	356
October 2017	New Llano(2)	15 years	7
(1) Effective date May 2018, expiring May 2028
(2) This new franchise agreement provides Cleco Power the opportunity to compete for future growth opportunities in the town.

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

•	the ability of electric utilities to recover stranded costs,

•	the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,

•	the role of electric utilities and independent transmission providers in competitive bidding in the construction of new transmission facilities,

CLECO
CLECO POWER	2017 FORM 10-K

•	the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,

•	FERC’s assessment of market power and a utility’s ability to buy generation assets,

•	mandatory transmission reliability standards,

•	NERC’s imposition of additional reliability and cybersecurity standards,

•	the authority of FERC to grant utilities the power of eminent domain,

•	increasing requirements for renewable energy sources,

•	demand response and energy efficiency standards,

•	comprehensive multi-emissions environmental regulation in the areas of air, water, and waste,

•	regulation of greenhouse gas emissions,

•	regulation of the disposal and management of CCRs from coal-fired power plants,

•	FERC’s increased ability to impose financial penalties, and

•	the Dodd-Frank Act.

At this time, management is unable to predict the outcome of such issues or the effects thereof on the results of operations, financial condition, or cash flows of the Registrants.
For information on certain regulatory matters and regulatory accounting affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters.”

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power generating facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery of the costs to comply with certain environmental laws and regulations from its retail customers. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact the results of operations, financial condition, or cash flows of the Registrants. Cleco Power’s capital expenditures, including AFUDC, related to environmental compliance were $6.2 million during 2017 and are estimated to be $1.8 million in 2018.

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
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA contains a regional haze program with the goal of returning certain areas of the nation to natural visibility by 2064. States are required to develop regional haze State Implementation Plans (SIP) and revise them every ten years. A SIP must include requirements for the installation of Best Available Retrofit Technology (BART) for applicable EGUs in Louisiana. Because the Louisiana SIP, approved by the EPA, mandates use of existing controls and participation in the Cross State Air Pollution rule as BART, Cleco does not believe the Louisiana SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants. The CAA also established the Acid Rain Program to address the effects of acid rain and imposed restrictions on acid rain-causing SO2 emissions from certain generating units.
The CAA requires these EGUs to possess a regulatory allowance for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. Cleco expects to have sufficient allowances for 2018 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Cleco Power is able to achieve compliance with the acid rain permit limits for NOx at all of its affected facilities.
In December 2015, the EPA published the proposed CSAPR update for the 2008 ozone NAAQS in the Federal Register. The EPA finalized the rule in October 2016, with publication in the Federal Register. The EPA proposed Federal Implementation Plans (FIP) that update the existing EGU CSAPR NOx ozone season emission budgets and implement the budgets through the existing CSAPR NOx ozone-season allowance trading program. The FIP required implementation began with the 2017 ozone season. Cleco is in compliance with the rule. This rule did not have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule included Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS controls equipment was installed, and Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 16, 2015, deadline. In February 2016, the LPSC approved Cleco Power’s request for authorization to recover the revenue requirements associated with the MATS equipment. As of December 31, 2017, this project was complete at a cost of $106.2 million. In March 2016, the Sierra Club filed a petition for judicial review in the 19th Judicial District Court, state of Louisiana, requesting that the LPSC’s approval of MATS be vacated. Cleco believes the LPSC’s approval was neither arbitrary nor capricious and, as such, believes the Sierra Club’s request to be without merit. On January 8, 2018, the Court affirmed the LPSC ruling in the Cleco MATS cost recovery case.
For more information on the legal proceedings of the MATS ruling, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements —

CLECO
CLECO POWER	2017 FORM 10-K

Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
In August 2015, the EPA released the final guidelines referred to as the CPP. These guidelines provide each state with standards for CO2 emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, and applying renewable energy. The CPP requires significant reductions of CO2 emissions. The CPP sets interim and final CO2 emission goals for each state. The interim emission goals begin in 2022, with final emission goals required by 2030. In February 2016, the U.S. Supreme Court issued a stay of the CPP, which will stay in place until the D.C. Circuit Court of Appeals rules on the merits, followed by a U.S. Supreme Court ruling.
In August 2015, the EPA released the New Source Performance Standards (NSPS) rules for CO2 emissions from new, modified, or reconstructed units. The rules set requirements and conditions with respect to CO2 emission standards for new units and those that are modified or reconstructed. Cleco does not anticipate a modification or reconstruction of its existing sources that would trigger the application of the CO2 emission limits.
On March 28, 2017, the President signed a broad executive order. Among other measures, the order directed the EPA to review the CPP, the proposed Federal Implementation Plan for the CPP, and the greenhouse gas new source performance standards (GHG NSPS). The executive order also gave the U.S. Department of Justice discretion to request that the U.S. Court of Appeals of the D.C. Circuit stay or otherwise delay the litigation challenging the CPP and the GHG NSPS while the administrative review is underway. On April 28, 2017, the Court began the postponement of the litigation. On October 16, 2017, following a review as directed by the President, the EPA published a proposed rule to repeal the CPP. Whether the EPA will finalize its proposed rule to repeal the CPP or proceed with a rulemaking to replace the CPP with different rules regulating greenhouse gas emissions from existing EGUs remains uncertain. As a result, the CPP rule is not currently in force and the future regulation of greenhouse gas emissions from existing EGUs is uncertain.
Until all directions of the executive order are carried out, management cannot predict what the final standards will entail or what controls the EPA and the state of Louisiana may require of Cleco in a final state implementation plan. However, any new rules that require significant reductions of CO2 emissions could require significant capital expenditures or curtailment of operations of certain EGUs to achieve compliance.
The enactment of federal or state renewable portfolio standards (RPS) mandating the use of renewable and alternative fuel sources such as wind, solar, biomass, and geothermal energy could result in certain changes in Cleco’s business or its competitive position. These changes could include additional costs for renewable energy credits, alternate compliance payments, or capital expenditures for renewable generation resources. RPS legislation has been enacted in many states, and Congress is considering various bills that would create a national RPS. Cleco continues to evaluate the impacts of potential RPS legislation on its business based on the RPS programs in other states.

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
The EPA revised the NAAQS for SO2 in June 2010. The new standard is now a one-hour health standard of 75 ppb, designed to reduce short-term exposures to SO2 ranging from five minutes to 24 hours. An important aspect of the new SO2 standard is a revised emission monitoring network combined with a new ambient air modeling approach to determine compliance with the new standard. The EPA expects to use monitoring or modeling data developed in the future to confirm the status of areas that currently have no monitoring data. Classification of those areas without adequate data will be deferred until adequate data has been developed. On January 9, 2018, the EPA published a final rule designating all areas containing Cleco generation as either attainment/unclassifiable or unclassifiable. Therefore, there is no adverse impact to Cleco’s generating units.
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

Water Quality
Cleco’s facilities are subject to federal and state laws and regulations regarding wastewater discharges. Cleco has received, from the EPA and the LDEQ, permits required under the federal Clean Water Act (CWA) for wastewater discharges from its generating stations. Wastewater discharge permits have fixed dates of expiration, and Cleco applies for renewal of these permits within the applicable time periods.
In March 2011, the EPA proposed regulations which would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the CWA. The EPA published its final rule in August 2014. The standards are intended to protect fish and other aquatic wildlife by minimizing capture, both in screens attached to intake structures (impingement mortality) and in the actual intake structures themselves (entrainment mortality). The proposed standards would (1) set a performance standard, dealing with fish impingement mortality or reduce the flow velocity at cooling water intakes to less than 0.5 feet per second and (2) require entrainment standards to be determined on a case-by-case basis by state-delegated permitting authorities. Facilities subject to the proposed standards are required to complete a number of studies within a 45-month period and then comply with the rule as soon as

CLECO
CLECO POWER	2017 FORM 10-K

possible after the next discharge permit renewal, by a date determined by the permitting authorities. Portions of the final rule could apply to a number of Cleco’s fossil fuel steam electric generating stations. Until the required studies are conducted, including technical and economic evaluations of the control options available, and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain as to which technology options or retrofits will be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, particularly if closed cycle cooling is required.
The CWA requires the EPA to periodically review and, if appropriate, revise technology-based effluent limitations guidelines for categories of industrial facilities, including power generating facilities. In September 2015, the EPA released the revised steam electric effluent limitation guidelines. The rule is focused on reducing the discharge of metals in wastewater from generating facilities to surface waters. On April 12, 2017, the EPA Administrator indicated that it is appropriate and in the public interest to reconsider the rule.
On September 18, 2017, the EPA published a rule postponing for a two year period the earliest compliance dates for some of the wastewater streams that fall under the rule. The EPA intends to conduct a rulemaking to potentially revise certain effluent limitations for those particular wastewater streams. The rule may require costly technological upgrades at Cleco’s facilities, particularly if additional wastewater treatment systems are required to be installed or if waste streams must be eliminated. Until the EPA finalizes the rule, management cannot predict what the final standards will entail, what controls the EPA and the state of Louisiana may require of Cleco, or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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
On September 13, 2017, the EPA Administrator indicated that it is appropriate and in the public interest to reconsider the provisions of the final CCR rule. However, until the EPA has completed its evaluation of the CCR rule and made a decision on revising the provisions of the final rule,

Cleco cannot determine if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power continues to be subject to state regulations pertaining to the disposal of coal ash. As a result, Cleco Power has an ARO for the retirement of certain ash disposal facilities. All costs of the CCR rule are expected to be recovered from customers in future rates. The actual asset retirement costs related to the CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Cleco Power will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco Power will update the ARO balance to reflect these changes in estimates. However, management does not expect any required adjustment to the ARO to have a material effect on the results of operations, financial condition, or cash flows of the Registrants. At December 31, 2017, management’s analysis confirmed that no additional adjustments were needed to update Cleco Power’s ARO balance.
In December 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act), including the WIIN Act’s provisions regarding CCRs was signed into law. The Act’s CCR provisions allow for implementation of the federal CCR rule through a state-based permit program. However, until the state of Louisiana has evaluated the Act and made a decision on implementing a state-based option, Cleco cannot determine if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO
CLECO POWER	2017 FORM 10-K

a particular substance they release on a state and parish (county) level. Annual reports are due to the EPA on July 1 following the reporting year-end. Cleco has submitted required TRI reports on its activities, and the TRI rankings are available to the public. The rankings do not result in any federal or state penalties.

Electric and Magnetic Fields (EMFs)
The possibility that exposure to EMFs emanating from electric power lines, household appliances, and other electric devices may result in adverse health effects and damage to the environment has been a subject of some public attention. Lawsuits alleging that the presence of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states. Cleco Power is not a party in any lawsuits related to EMFs.

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

Purchase and Sale Agreement

Cleco Energy and Cleco may be unable to obtain the required governmental, regulatory and other approvals required to complete the Purchase and Sale Agreement.
On February 6, 2018, Cleco Energy entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central to acquire all the outstanding membership interests in NRG South Central for approximately $1.0 billion, subject to customary working capital and other adjustments (the NRG Acquisition).  The completion of the NRG Acquisition is subject to certain closing conditions and regulatory approvals, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (ii) receipt of required regulatory approvals, including approvals by FERC, the LPSC, the Committee on Foreign Investment in the United States, and the Public Utility Commission of Texas. If these conditions and regulatory approvals are not satisfied or waived, the NRG Acquisition may not be completed. If the closing of the NRG Acquisition is substantially delayed or does not occur at all, or if the terms of the NRG Acquisition are required to be modified substantially due to regulatory concerns, Cleco may not realize the anticipated benefits of the acquisition fully or at all.

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ business or result in significant additional costs.
Cleco’s business is subject to extensive federal, state, and local energy, environmental, and other laws and regulations. The LPSC regulates Cleco’s retail operations and FERC regulates Cleco’s wholesale operations. The construction, planning, and siting of Cleco’s power plants and transmission lines also are subject to the jurisdiction of the LPSC and FERC. Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the U.S. Bureau of Land Management, the U.S. Fish and Wildlife Services, the DOE, the U.S. Coast Guard, the U.S. Army Corps of Engineers, the U.S. Department of Homeland Security, the Occupational Safety and Health Administration, the U.S. Department of Transportation, the U.S. Department of Agriculture, the U.S. Bureau of Economic Analysis, the Federal Communications Commission, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, the Louisiana Department of Agriculture, the Louisiana Bureau of Economic Analysis, regional water quality boards, and various local regulatory districts.
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
As a result of the Merger, Cleco Holdings and Cleco Power made Merger Commitments to the LPSC including but

CLECO
CLECO POWER	2017 FORM 10-K

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
In April 2016, the LPSC issued Docket No. R-34026 to investigate the double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure, and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail ratepayers. Cleco Power has intervened in this proceeding, along with other Louisiana utilities. In April 2016, the LPSC also issued Docket No. R-34029 to investigate the tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. In October 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco is unable to determine if or when the completion of this confidentiality agreement will occur. If the LPSC were to disallow such costs incurred by the utility to be included in retail rates, such disallowance could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

Financial derivative reform could increase the liquidity needs and costs of Cleco Power’s commercial trading operations.
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
Cleco Power has FAC filings for 2016 and thereafter that are subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of fuel costs is ordered, resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2017 FORM 10-K

The LPSC conducts audits of environmental costs that could result in Cleco Power making substantial refunds of previously recorded revenue.
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power began incurring additional environmental compliance expenses beginning in 2015 for reagents associated with compliance with MATS. These expenses are eligible for recovery through Cleco Power’s EAC and subject to periodic review by the LPSC.
Cleco Power has EAC filings for 2016 and thereafter that are subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of environmental costs is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

Inflation
Annual inflation rates, as measured by the U.S. Consumer

Price Index, have averaged 1% during the three years ended December 31, 2017. Cleco believes inflation at this level does not materially affect its results of operations or financial condition. However, under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s future cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

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
Events beyond the Registrants’ control, such as political uncertainty in the U.S. (including the ongoing debates related to the U.S. federal government budget and debt ceiling), volatility and disruption in global capital and credit markets, may create uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. The Registrants are unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants’ ability to fund capital expenditures or to service debt, or on the Registrants’ flexibility to react to changing economic and business conditions.

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

CLECO
CLECO POWER	2017 FORM 10-K

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

Cleco Credit Ratings

A downgrade in Cleco Holdings’ or Cleco Power’s credit ratings could result in an increase in their respective borrowing costs, a reduced pool of potential investors and funding sources, and a restriction could be placed on Cleco Power making distributions to Cleco Holdings.
Neither Cleco Holdings nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. If S&P or Moody’s were to downgrade Cleco Holdings’ or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would likely be adversely affected. Downgrades of either Cleco Holdings’ or Cleco Power’s credit ratings would result in additional fees and higher interest rates for borrowings under their respective credit facilities. In addition, Cleco Holdings or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings, may be subject to more onerous debt covenants, and their pool of potential investors and funding sources could decrease. In addition, the Merger Commitments

CLECO
CLECO POWER	2017 FORM 10-K

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
MISO evaluates forced outage rates to assess generating unit capacity for planning reserve margins. If Cleco Power is subject to a significant amount of forced outages, Cleco Power may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. The costs of such capacity may not be recoverable and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Using MISO’s unforced capacity method for determining generating unit capacity, Cleco Power’s fleet provided for 251 MW of capacity in excess of its peak, coincident to MISO’s peak, in 2017.

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
The operation of Cleco’s extensive electrical systems relies on evolving operational and information technology systems and network infrastructures that are becoming extremely complex as new technologies and systems are implemented to more safely and reliably deliver electric services. Cleco’s business is highly dependent on its ability to process and monitor, on a real-time daily basis, a large number of tasks and transactions, many of which are highly complex. The failure of Cleco’s operational and information technology systems and networks due to a physical or cyber attack, or other event would significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

Changes in taxation due to uncertain effects of the TCJA could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The budget reconciliation act commonly referred to as the TCJA was signed into law on December 22, 2017, and is expected to have an impact on the Registrants’ effective income tax rate and net income as reported under generally accepted accounting principles both in the first fiscal quarter of 2018 and subsequent reporting periods to which the TCJA is effective. The Registrants are assessing the regulatory treatment of the TCJA, which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2017 FORM 10-K

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
The SPP RE conducts a NERC Reliability Standards audit and a NERC Critical Infrastructure Protection audit every three years. On July 23, 2017, the SPP RTO’s board of directors and members committee voted to authorize the SPP’s President and CEO to terminate the delegation agreement between the SPP and NERC, which will effectively dissolve the SPP RE by the end of 2018. On February 8, 2018, NERC approved Cleco Power’s proposed RE. The selection must now be approved by FERC. Cleco Power anticipates the transfer to a new RE to be complete by January 2019.
Cleco Power’s next NERC Reliability Standards audit is scheduled to begin in 2019 and the next NERC Critical Infrastructure Protection audit is scheduled to begin in 2020. Management is unable to predict the outcome of these audits, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. For example, the EPA has issued the CPP to reduce CO2 emissions from existing EGUs by 32% from 2005 levels of CO2 emissions; however, on February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the CPP pending resolution of challenges to the rule. On October 16, 2017, following a review as directed by the President, the EPA published a proposed rule to repeal the CPP. Whether the EPA will finalize its proposed rule to repeal the CPP or proceed with a rulemaking to replace the CPP with different rules regulating greenhouse gas emissions from existing EGUs remains uncertain. These proposed actions by the EPA could also be subject to future legal challenges. As a result, the CPP rule is not currently in force and the future regulation of greenhouse gas emissions from existing EGUs is uncertain. Changes under the stayed CPP would have environmental regulations governing power plant emissions effective beginning 2022, with final emission goals required by 2030, and, if implemented, could render some of Cleco’s EGUs uneconomical to maintain or operate and could prompt early retirement of certain generation units. Any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as fuel for new and existing electric generating facilities. Cleco will evaluate potential solutions to comply with such regulations and monitor rulemaking and any legal matters impacting the proposed regulations. Cleco may incur significant capital expenditures or additional operating costs to comply with such revisions, reinterpretations, and new requirements. If Cleco were to fail to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
Cleco Power may request from its customers recovery of its costs to comply with new environmental laws and regulations. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, there could be a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Cleco Power’s Rates

The LPSC and FERC regulate the retail rates and wholesale transmission tariffs, respectively, that Cleco Power can charge its customers.
Cleco Power’s ongoing financial viability depends on its ability to recover its costs in a timely manner from its LPSC-jurisdictional customers through LPSC-approved rates and its ability to recover its FERC-authorized revenue requirements from its FERC-jurisdictional wholesale transmission customers. Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.
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

CLECO
CLECO POWER	2017 FORM 10-K

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
Transmission rates that MISO transmission owners may collect are regulated by FERC. Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. There is one complaint currently open. Any reduction to the ROE component of the transmission rates could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
FERC conducts a review of Cleco Power’s generation market power every three years in addition to each time generation capacity changes. Cleco filed its triennial market power analysis with FERC on December 22, 2017. Cleco Power expects a determination from FERC in the second quarter of 2018. Management is unable to predict the outcome of this ruling. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2017 FORM 10-K

Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the Merger. The petitions also allege that Cleco Partners, Cleco, and Merger Sub and, in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses. In September 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling and on December 13, 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case back to the District Court for further proceedings. On January 12, 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision.
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

Government Reform

Changes in environmental, fiscal, and tax policies could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The current Administration has called for substantial changes to environmental, fiscal, and tax policies. It is possible that these changes could adversely affect Cleco’s business. Until changes are enacted, management is unable to determine the impact of the changes on the Registrants’ business, results of operations, financial condition, or cash flows.

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

CLECO
CLECO POWER	2017 FORM 10-K

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
Some of Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2017,

Cleco Power LLC had an aggregate of $1.31 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2017, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2017, Cleco Katrina/Rita had $50.4 million of indebtedness outstanding, net of debt discount and debt expense.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
All of Cleco Power’s electric generating stations and all other electric operating properties are located in Louisiana. Cleco Power considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes.

Electric Generating Stations
As of December 31, 2017, Cleco Power either owned or had an ownership interest in five steam electric generating stations, three combined cycle units, and one gas turbine with a combined nameplate capacity of 3,310 MW, and a combined electric net generating capacity of 3,181 MW. The nameplate capacity is the capacity at the start of commercial operations, and the net generating capacity is the result of capacity tests and operational tests performed during 2017, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2017, Cleco Power owned 86 active transmission substations and 239 active distribution substations.

Electric Lines
As of December 31, 2017, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 549 circuit miles of 230-kV lines; 672 circuit miles of 138 kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,658 circuit miles of 34.5-kV lines and 8,337 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2017, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco

CLECO
CLECO POWER	2017 FORM 10-K

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

CLECO
CLECO POWER	2017 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

CLECO HOLDINGS
On April 13, 2016, upon completion of the Merger, Cleco Corporation’s common stock was delisted from trading on the New York Stock Exchange. There is no established public trading market for Cleco Holdings’ membership interests.
In connection with the Merger, Cleco Holdings replaced its credit facility. Cleco Holdings’ new credit facility still requires a total indebtedness of less than or equal to 65% of total capitalization in order to declare dividend payments. Additionally, in accordance with the Merger Commitments, Cleco Holdings is subjected to certain provisions limiting the amount of distributions that may be paid from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings.
On January 28, 2016, Cleco Corporation’s Board of Directors declared a quarterly dividend of $0.40 per share of common stock payable on February 16, 2016, to common shareholders of record at the close of business on February 8, 2016.
Cleco made $84.1 million and $88.8 million of distribution payments to Cleco Group in 2017 and 2016, respectively.
Cleco received no equity contributions in 2017, and $100.7 million of equity contributions in 2016 from Cleco Group.

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
During 2017, 2016, and 2015, Cleco Power made $135.0 million, $110.0 million, and $135.0 million, respectively, of distribution payments to Cleco Holdings.
Cleco Power received no equity contributions from Cleco Holdings in 2017, $50.0 million in 2016, and none in 2015.

ITEM 6. SELECTED FINANCIAL DATA

CLECO
The information set forth in the following table should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

Five-Year Selected Financial Data
	SUCCESSOR		PREDECESSOR
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014	FOR THE YEAR ENDED DEC. 31, 2013
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$1,184,345	$859,006	$299,283	$1,207,325	$1,267,323	$1,094,621
Midstream (1)	—	—	—	—	5,467	31,672
Other	(8,699)	(6,001)	587	2,077	(3,305)	(29,579)
Total	$1,175,646	$853,005	$299,870	$1,209,402	$1,269,485	$1,096,714
Income (loss) before income taxes	$145,159	$(46,935)	$(492)	$211,373	$221,855	$240,260
Net income (loss)	$138,080	$(24,113)	$(3,960)	$133,669	$154,739	$160,685
Capitalization
Member’s equity/Common shareholders’ equity	42.50%	42.77%		56.92%	54.86%	54.89%
Long-term debt (2)	57.50%	57.23%		43.08%	45.14%	45.11%
Member’s equity/Common shareholders’ equity	$2,096,357	$2,046,763		$1,674,841	$1,627,270	$1,586,197
Long-term debt, net (2)	$2,836,105	$2,738,571		$1,267,703	$1,338,998	$1,303,786
Total assets	$6,278,382	$6,343,144		$4,323,354	$4,368,418	$4,203,548
Cash dividends declared per common share	N/A	N/A	$0.40	$1.60	$1.5625	$1.425
(1) Effective March 15, 2014, upon the transfer of Coughlin to Cleco Power, Midstream had minimal operations.
(2) For 2017, long-term debt excludes debt due within one year. For 2016, 2015, 2014, and 2013, long-term debt includes obligations for capital leases and excludes debt due within one year.

CLECO
CLECO POWER	2017 FORM 10-K

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

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company that owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 290,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi.

Recent Developments
On February 6, 2018. Cleco Energy entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central. Pursuant to the terms of the Purchase and Sale Agreement, Cleco Energy agreed to acquire from NRG Energy all of the outstanding membership interests in NRG South Central, which indirectly owns (i) a 176-MW natural-gas-fired generating station located in Sterlington, Louisiana, (ii) a 220-MW natural-gas-fired facility and a 210-MW natural-gas-fired peaking facility both located in Jarreau, Louisiana, (iii) a 580-MW coal-fired generating facility, a 540-MW natural-gas-fired generating station, and 58% of a 588-MW coal-fired generating station all located in New Roads, Louisiana, (iv) 75% of a 300-MW natural-gas-fired peaking facility located in Jennings, Louisiana, and (v) a 1,263-MW natural-gas-fired generating station located in Deweyville, Texas (the Cottonwood Plant), for approximately $1.0 billion, subject to customary working capital and other adjustments (the NRG Acquisition). Cleco expects to fund the NRG Acquisition with proceeds from the Debt Financing (as defined below), equity contributions, and cash on hand.
Cleco Energy, NRG Energy, and NRG South Central have each made customary representations, warranties and covenants in the Purchase and Sale Agreement, which includes customary indemnification provisions. The transaction is subject to customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (ii) receipt of required regulatory approvals, including approvals by FERC, the LPSC, the Committee on Foreign Investment in the United States, and the Public Utility Commission of Texas. Cleco Holdings has agreed to guarantee the obligations of Cleco Energy, subject to certain limitations. In addition, the closing is conditioned upon the execution and delivery of a lease agreement between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it until May 2025. Upon closing, Cottonwood Energy will become a subsidiary of Cleco Energy.
The Purchase and Sale Agreement also contains certain customary termination rights for both Cleco Energy and NRG Energy, including a termination right for each if the closing does not occur by February 6, 2019. The parties expect the transaction to close before the end of 2018.
In connection with the Purchase and Sale Agreement, Cleco Holdings entered into a debt commitment letter, dated as of February 6, 2018, with Mizuho Bank, Ltd. (Mizuho), Credit Agricole Corporate and Investment Bank (CA-CIB) and The Bank of Nova Scotia (Scotiabank), pursuant to which Mizuho, CA-CIB, and Scotiabank have committed to provide (a) an acquisition loan facility in the aggregate principal amount of up to $300.0 million (the Acquisition Loan Facility), (b) a term loan facility in the aggregate principal amount of up to $300.0 million (the Term Loan Facility), and (c) an incremental revolving facility under Cleco Holding’s existing bank credit agreement with availability of $75.0 million (and together with the Acquisition Loan Facility and the Term Loan Facility, the Debt Financing). The Debt Financing is subject to various conditions, including the execution of definitive documentation and other customary closing conditions.

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

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Key initiatives on which Cleco Power is currently working include continuing construction on the St. Mary Clean Energy Center project; initiating construction of the Terrebonne to Bayou Vista Transmission project and the Coughlin Pipeline project; continuing the START project; and maintaining and growing its

CLECO
CLECO POWER	2017 FORM 10-K

wholesale and retail business. These initiatives are discussed below.

Cenla Transmission Expansion Project
The Cenla Transmission Expansion project includes the construction of transmission lines and a transmission substation within the central Louisiana area. The project is expected to improve reliability to customers by relieving forecasted overloads and mitigating potential load shedding events while providing flexibility to allow routine maintenance outages and serve future growth in the central Louisiana area. The final phase of the project was placed into service in December 2017. As of December 31, 2017, Cleco Power had spent $30.9 million on the project.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 and the unit is expected to be commercially operational in the third quarter of 2018 at an estimated cost of $104.1 million. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of December 31, 2017, Cleco Power had spent $72.6 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230 kilovolt transmission system for customers in south Louisiana. The project team is continuing negotiations on the right-of-way and land acquisition agreements. Cleco Power’s portion of the joint project with Entergy Louisiana was expected to cost $48.0 million. However, line construction proposals were higher than originally estimated, and the total project cost has increased to $61.5 million. Construction is expected to be complete in the fourth quarter of 2018. As of December 31, 2017, Cleco Power had spent $13.0 million on the project.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. On June 28, 2017, the LPSC approved the establishment of a regulatory asset for the revenue requirement associated with the Coughlin Pipeline project until Cleco Power seeks recovery in its next rate case. The project is expected to be complete in the second quarter of 2019 with an estimated cost of $30.1 million. As of December 31, 2017, Cleco Power had spent $0.4 million on the project.

START Project (formerly Enterprise Business Applications Project)
The START project includes replacement of and improvement to Cleco’s enterprise business applications. The project’s objectives are to gain efficiencies through consistent, industry leading work processes and practices; enable better decision making through data transparency across business functions;

mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. Management expects the project to be complete in the third quarter of 2019. The total estimated project cost is $130.0 million. As of December 31, 2017, Cleco had spent $31.6 million on the project.

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

RESULTS OF OPERATIONS
All of Cleco’s financial information is presented such that pre-merger activity is shown as “Predecessor” and post-merger activity is shown as “Successor.” The purchase price of the Merger was allocated to the related assets and liabilities based on their respective estimated fair values on the Merger date, with the remaining consideration recorded as goodwill. The fair values of assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized, but is subject to annual impairment testing during the third quarter. Such adjustments to fair value and the allocation of purchase price between identifiable intangibles and goodwill will have an impact on Cleco’s expenses and profitability. For more information on Goodwill, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Intangible Assets and Goodwill.”

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

CLECO
CLECO POWER	2017 FORM 10-K

Comparison of the Years Ended December 31, 2017, and 2016

Cleco
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating revenue, net	$1,175,646	$853,005	$299,870
Operating expenses	921,357	816,714	279,507
Operating income	$254,289	$36,291	$20,363
Allowance for equity funds used during construction	$8,320	$3,735	$723
Other income, net	$4,039	$1,965	$280
Interest income	$1,424	$840	$265
Interest charges	$122,913	$89,766	$22,123
Federal and state income tax expense (benefit)	$7,079	$(22,822)	$3,468
Net income (loss)	$138,080	$(24,113)	$(3,960)

Cleco’s net income attributable to the successor year ended December 31, 2017, was $138.1 million. There were no significant changes in the underlying trends impacting net income with the exception of the impact of a $46.3 million tax benefit for an adjustment related to the TCJA. The effective income tax rate for the period was 4.9%.
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

Cleco Power

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry. These factors include, among others, an increasingly competitive business environment; the ability to recover costs through rate-setting proceedings; the ability to successfully perform in MISO and the related operating challenges; the cost of compliance with environmental and reliability regulations; conditions in the credit markets and global economy; changes in the federal and state regulation of generation, transmission, and the sale of electricity; the regulatory treatment of the TCJA, and the increasing uncertainty of future federal and state regulatory and environmental policies. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises,” and “— Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Part I, Item 1A, “Risk Factors.” For more information about the TCJA, see “— Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — 2017 Tax Reform.”
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
Over the last five years, Cleco Power has experienced moderate growth in retail non-industrial sales and anticipates the same over the next five years. For the retail industrial class, Cleco Power expects new industrial load to be added in 2018, principally driven by developments in the oil and gas industry. In addition, Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. Cleco Power is pursuing load growth opportunities that include renewal of existing franchises and wholesale contracts as well as adding new wholesale customers and franchises. For more information on other expectations of future energy sales on Cleco Power, see “— Base,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”
Other issues facing the electric utility industry that could affect sales include:

•	imposition of federal and/or state renewable portfolio standards,

•	imposition of energy efficiency mandates,

•	legislative and regulatory changes,

•	increases in environmental regulations and compliance costs,

•	cost of power impacted by the price movement of fuels and the addition of new generation capacity,

•	transmission congestion costs,

CLECO
CLECO POWER	2017 FORM 10-K

•	increases in capital and operations and maintenance costs due to higher construction and labor costs,

•	changes in electric rates compared to customers’ ability to pay, and

•	changes in the credit markets and local and global economies.

For more information on energy legislation in regulatory matters that could affect Cleco, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Legislative and Regulatory Changes and Matters.”
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases, or in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. In some instances, the outcome of a rate case or request for extension of an FRP may impact wholesale decisions of Cleco Power. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates.

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation and amortization, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expense, and the costs associated with energy delivery and customer service. Annual maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, maintenance practices, and the effectiveness of their preventive maintenance programs. Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability. Depreciation and amortization expense is primarily affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally includes payroll taxes, franchise taxes, and property taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2018 compared to 2017. These expenses include higher generation operations and maintenance expense, higher miscellaneous expense, higher interest expense, higher customer relations expense, higher transmission maintenance expense, higher administration and general maintenance expense, and higher other taxes, partially offset by lower administration and general operations expense and lower amortization expense.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2017	2016	VARIANCE	CHANGE
Operating revenue
Base	$651,732	$660,974	$(9,242)	(1.4)%
Fuel cost recovery	456,657	430,255	26,402	6.1%
Electric customer credits	(1,566)	(1,513)	(53)	(3.5)%
Other operations	77,522	68,573	8,949	13.1%
Affiliate revenue	851	884	(33)	(3.7)%
Operating revenue, net	$1,185,196	$1,159,173	$26,023	2.2%
Operating expenses
Recoverable fuel and power purchased	456,509	430,422	(26,087)	(6.1)%
Non-recoverable fuel and power purchased	35,750	35,684	(66)	(0.2)%
Other operations	123,192	125,892	2,700	2.1%
Maintenance	87,574	93,340	5,766	6.2%
Depreciation and amortization	157,999	146,142	(11,857)	(8.1)%
Taxes other than income taxes	46,539	48,287	1,748	3.6%
Merger commitment costs	—	151,501	151,501	100.0%
Gain on sale of asset	—	(1,095)	(1,095)	(100.0)%
Total operating expenses	907,563	1,030,173	122,610	11.9%
Operating income	$277,633	$129,000	$148,633	115.2%
Allowance for equity funds used during construction	$8,320	$4,458	$3,862	86.6%
Other income (expense), net	$195	$(375)	$570	152.0%
Interest charges	$69,362	$76,446	$7,084	9.3%
Federal and state income tax expense	$67,331	$18,369	$(48,962)	(266.5)%
Net income	$150,738	$39,128	$111,610	285.2%

Cleco Power’s net income for 2017 increased $111.6 million compared to 2016 primarily as a result of the following factors:

•	the absence of merger commitment costs,

•	higher other operations revenue,

•	lower interest charges,

•	lower maintenance expense,

•	higher allowance for equity funds used during construction,

•	lower other operations expense, and

•	lower taxes other than income taxes.

These increases were partially offset by:

•	higher income taxes,

•	higher depreciation and amortization,

•	lower base revenue, and

•	the absence of a gain on sale of asset.

CLECO
CLECO POWER	2017 FORM 10-K

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2017	2016	(UNFAVORABLE)
Electric sales
Residential	3,526	3,671	(3.9)%
Commercial	2,650	2,724	(2.7)%
Industrial	2,078	1,988	4.5%
Other retail	131	133	(1.5)%
Total retail	8,385	8,516	(1.5)%
Sales for resale	2,959	3,143	(5.9)%
Total retail and wholesale customer sales	11,344	11,659	(2.7)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2017	2016	(UNFAVORABLE)
Electric sales
Residential	$286,587	$292,397	(2.0)%
Commercial	188,431	191,440	(1.6)%
Industrial	87,528	86,299	1.4%
Other retail	10,592	10,589	—%
Surcharge	20,965	21,175	(1.0)%
Total retail	594,103	601,900	(1.3)%
Sales for resale	57,629	59,074	(2.4)%
Total base revenue	$651,732	$660,974	(1.4)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by NOAA to determine cooling and heating degree-days.

			FOR THE YEAR ENDED DEC. 31,
				2017 CHANGE
	2017	2016	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,044	3,309	2,779	(8.0)%	9.5%
Heating degree-days	1,029	1,145	1,546	(10.1)%	(33.4)%

Base
Base revenue decreased $9.2 million in 2017 compared to 2016 primarily due to $5.8 million of lower rates to a site specific industrial customer, $4.3 million of lower usage as a result of milder weather and lower sales to wholesale customers, $0.8 million due to lower revenue related to MATS, and $0.1 million of lower other revenue. These decreases were partially offset by $1.8 million for annual rate adjustments.
Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. These expansions of current customers’ operations and service to new retail customers are expected to contribute additional base revenue of $3.2 million in 2018 and an additional $1.9 million in 2019. Cleco Power also expects increased base revenue of $7.1 million in 2018 and an additional $8.5 million in 2019 through an FRP rider associated with the recovery of expenditures for capital projects. In 2018, Cleco Power expects wholesale revenue to decrease by $0.9 million primarily due to the restructuring of contracts. Cleco Power expects $1.7 million of additional wholesale revenue in 2019 and an additional $1.2 million of wholesale revenue in 2020 due to contractual increases and normal growth. For information on other expectations of future energy sales on Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel costs during 2017 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue increased $8.9 million in 2017 compared to 2016 primarily due to $9.4 million of generation revenue from SSR payments, $1.7 million of higher forfeited discounts and reconnect fees mostly due to the absence of the 2016 customer rate credits as a result of the Merger and the absence of LPSC executive orders relating to 2016 flooding, and $0.5 million of higher miscellaneous revenue. These increases were partially offset by $2.3 million of lower transmission revenue from wholesale customers as a result of issuing customer credits relating to the MISO ROE complaints and $0.4 million of lower net transmission revenue. For more information on the SSR, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Regulation and Rates — SSR.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $0.1 million in 2017 compared to 2016 primarily due to $4.1 million of MISO SSR transmission expenses, $0.8 million related to higher MISO administrative fees, and $0.6 million of expenses related to flood damages. These increases were partially offset by a $2.3 million refund from MISO for wholesale customers relating to the MISO ROE complaints, $1.8 million of lower MISO transmission expenses, and $1.3 million due to the absence of expenses related to fuel accounting software. For more information on the SSR, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Regulation and Rates — SSR.”

Other Operations Expense
Other operations expense decreased $2.7 million in 2017 compared to 2016 primarily due to $2.1 million of higher

CLECO
CLECO POWER	2017 FORM 10-K

capitalized administrative and general expenses, $1.5 million for flood related uncollectible accounts deferred to regulatory assets, $1.5 million of lower employee benefits expenses, $1.3 million for lower provision for other uncollectible accounts, $0.9 million of higher company use of electricity, and $0.6 million of lower other operations expenses. These decreases were partially offset by $4.0 million of higher salaries and $1.2 million for higher fees for outside services.

Maintenance
Maintenance expense decreased $5.8 million in 2017 compared to 2016 primarily due to $5.4 million of lower net generating station outage and routine maintenance expenses and $0.5 million of lower transmission and distribution routine maintenance expenses, partially offset by $0.1 million of higher miscellaneous maintenance expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $11.9 million in 2017 compared to 2016 primarily due to $6.8 million of lower deferrals of production operations and maintenance expenses to a regulatory asset, $4.5 million of higher depreciation due to additions to fixed assets, $2.0 million of lower deferrals of corporate franchise taxes, and $0.3 million of higher amortization of storm damages which is based on collections from customers. Theses increases were partially offset by $1.7 million due to the absence of amortization related to applicable income tax guidance transition assets.

Taxes Other than Income Taxes
Taxes other than income taxes decreased $1.7 million in 2017 compared to 2016 primarily due to $2.0 million of lower corporate franchise taxes and $0.4 million of lower property taxes. These decreases were partially offset by higher payroll taxes of $0.7 million.

Merger Commitment Costs
Merger commitment costs decreased $151.5 million in 2017 compared to 2016 due to the close of the Merger in April 2016.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $3.9 million in 2017 compared to 2016 primarily due to higher costs related to the St. Mary Clean Energy Center and other capital projects, partially offset by the completion of the Cenla Transmission Expansion project.

Other Income (Expenses), Net
Other income, net increased $0.6 million in 2017 compared to 2016 primarily due to $0.7 million of higher royalty income, $0.4 million of higher mutual assistance income, and $0.3 million due to the absence of a decrease in cash surrender value of life insurance policies. These increases were partially offset by $0.4 million due to the absence of a death benefit recognized on life insurance policies, $0.3 million of higher mutual assistance expenses, and $0.1 million due to higher miscellaneous expenses.

Interest Charges
Interest charges decreased $7.1 million in 2017 compared to 2016 primarily due to lower interest of $7.1 million due to long-term debt redeemed and replaced with lower interest rate debt in the fourth quarter of 2016, $1.0 million of higher allowance for borrowed funds used during construction, and $0.9 million due to scheduled repayments of Cleco Katrina/Rita storm recovery bonds. These decreases were partially offset by a $1.9 million increase of debt expense amortizations.

Income Taxes
Federal and state income taxes increased $49.0 million in 2017 compared to 2016 primarily due to $62.5 million for the change in pretax income, excluding AFUDC equity and $2.4 million for adjustments for tax returns filed. These increases were partially offset by $14.3 million for adjustments related to TCJA, $1.3 million for the flowthrough of state tax benefits, and $0.3 million for adjustments for permanent tax differences. The effective income tax rate is 30.9% which is different than the federal statutory rate primarily due to the TCJA, permanent tax differences, the flowthrough of benefits associated with AFUDC equity, adjustments for tax returns as filed, and state tax expense.

Comparison of the Years Ended December 31, 2016, and 2015

Cleco
	SUCCESSOR	PREDECESSOR
(THOUSANDS)	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Operating revenue, net	$853,005	$299,870	$1,209,402
Operating expenses	816,714	279,507	922,063
Operating income	$36,291	$20,363	$287,339
Allowance for equity funds used during construction	$3,735	$723	$3,063
Other income (expense), net	$1,965	$280	$(1,933)
Interest charges	$89,766	$22,123	$77,991
Federal and state income tax (benefit) expense	$(22,822)	$3,468	$77,704
Net (loss) income	$(24,113)	$(3,960)	$133,669

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
Cleco’s net income attributable to the predecessor year ended December 31, 2015, was $133.7 million. There were no significant changes in the underlying trends impacting net

CLECO
CLECO POWER	2017 FORM 10-K

income. The effective income tax rate for the period was 36.8%.
Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2016	2015	VARIANCE	CHANGE
Operating revenue
Base	$660,974	$670,530	$(9,556)	(1.4)%
Fuel cost recovery	430,255	471,859	(41,604)	(8.8)%
Electric customer credits	(1,513)	(2,173)	660	30.4%
Other operations	68,573	67,109	1,464	2.2%
Affiliate revenue	884	1,142	(258)	(22.6)%
Operating revenue, net	$1,159,173	$1,208,467	$(49,294)	(4.1)%
Operating expenses
Recoverable fuel and power purchased	430,422	471,864	41,442	8.8%
Non-recoverable fuel and power purchased	35,684	31,348	(4,336)	(13.8)%
Other operations	125,892	128,697	2,805	2.2%
Maintenance	93,340	87,416	(5,924)	(6.8)%
Depreciation and amortization	146,142	147,839	1,697	1.1%
Taxes other than income taxes	48,287	47,102	(1,185)	(2.5)%
Merger commitment costs	151,501	—	(151,501)	—%
Gain on sale of asset	(1,095)	—	1,095	—%
Total operating expenses	1,030,173	914,266	(115,907)	(12.7)%
Operating income	$129,000	$294,201	$(165,201)	(56.2)%
Allowance for equity funds used during construction	$4,458	$3,063	$1,395	45.5%
Federal and state income tax expense	$18,369	$79,294	$60,925	76.8%
Net income	$39,128	$141,350	$(102,222)	(72.3)%

Cleco Power’s net income for 2016 decreased $102.2 million compared to 2015 primarily as a result of the following factors:

•	higher merger commitment costs,

•	lower base revenue,

•	higher maintenance expense,

•	higher non-recoverable fuel and power purchased, and

•	higher taxes other than income taxes.

These decreases were partially offset by:

•	lower income taxes,

•	lower other operations expense,

•	lower depreciation and amortization,

•	higher other operations revenue,

•	higher allowance for equity funds used during construction, and

•	higher gain on sale of an asset.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2016	2015	(UNFAVORABLE)
Electric sales
Residential	3,671	3,745	(2.0)%
Commercial	2,724	2,732	(0.3)%
Industrial	1,988	1,916	3.8%
Other retail	133	133	—%
Total retail	8,516	8,526	(0.1)%
Sales for resale	3,143	3,345	(6.0)%
Total retail and wholesale customer sales	11,659	11,871	(1.8)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2016	2015	(UNFAVORABLE)
Electric sales
Residential	$292,397	$298,172	(1.9)%
Commercial	191,440	192,389	(0.5)%
Industrial	86,299	85,675	0.7%
Other retail	10,589	10,637	(0.5)%
Storm surcharge	21,175	21,121	0.3%
Total retail	601,900	607,994	(1.0)%
Sales for resale	59,074	62,536	(5.5)%
Total base revenue	$660,974	$670,530	(1.4)%

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

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during 2016 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and

CLECO
CLECO POWER	2017 FORM 10-K

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

Depreciation and Amortization
Depreciation and amortization expense decreased $1.7 million in 2016 compared to 2015 primarily due to $5.5 million of higher deferrals of production operations and maintenance expenses to a regulatory asset, $1.3 million of higher deferrals of corporate franchise taxes to a regulatory asset, and $0.5 million of lower amortization of the corporate franchise taxes regulatory asset. These decreases were partially offset by $3.1 million of normal recurring additions to fixed assets, $1.6 million of higher amortization of the production operations and maintenance regulatory asset, $0.8 million of higher amortization of storm damages which is based on collections from customers, and $0.1 million of miscellaneous amortizations.

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

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2017, and the year ended December 31, 2016, see “— Results of Operations — Comparison of the Years Ended December 31, 2017, and 2016 — Cleco Power.”
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

CLECO
CLECO POWER	2017 FORM 10-K

“Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
Cleco believes that the following are the most significant critical accounting policies:

•
To determine assets, liabilities, and expenses relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rates, expected return on plan assets, mortality rates, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year-to-year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2017 return on plan assets was 16.32% compared to an expected long-term return of 6.08%. For 2016, the return on plan assets was 10.90% compared to an expected long-term return of 6.21%. For the calculation of the 2018 periodic expense, Cleco decreased the expected long-term return on plan assets to 5.86%.

Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. As a result of the annual review of assumptions, the pension plan discount rate decreased from 4.27% to 3.73% for the December 31, 2017, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants (approximately 10 years as of December 31, 2017, for Cleco’s plan) when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
In October 2015, the Society of Actuaries released an updated mortality improvement scale which indicated lower mortality improvements than previously indicated in the 2014 mortality scale. As a result, in December 2015, Cleco updated its mortality assumptions using the new data released by the Society of Actuaries. The update resulted in a decrease of $7.2 million in the pension plan obligation at December 31, 2015.
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
In October 2017, the Society of Actuaries released another updated mortality improvement scale which indicated lower mortality improvements than previously indicated in the 2016 mortality improvement scale. As a result, in December 2017, Cleco updated its mortality assumptions using the new data released by the Society of Actuaries. The update resulted in a decrease of $3.1 million in the pension plan obligation at December 31, 2017.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(39,325)	$(3,630)
	0.5% decrease	$44,193	$4,005
Salary scale	0.5% increase	$8,992	$1,678
	0.5% decrease	$(8,199)	$(1,532)
Expected return on assets	0.5% increase	$—	$(2,030)
	0.5% decrease	$—	$2,030

Cleco Power did not make any required or discretionary contributions to the pension plan in 2017, 2016, or 2015. Based on current funding assumptions, management estimates that $8.3 million in pension contributions will be required through 2022. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year-to-year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions.
For more information on pension and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Pension Plan and Employee Benefits.”

•
Cleco has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2017, Cleco Power had $146.8 million in regulatory assets, net. As a result of the Merger, Cleco Holdings recognized regulatory assets. At December 31, 2017, Cleco Holdings had $183.8 million of regulatory assets. Actions by the LPSC could limit the recovery of Cleco’s regulatory assets, causing Cleco to record a loss on some or all of the regulatory assets. If future recovery of costs ceases to be probable, Cleco Holdings could be

CLECO
CLECO POWER	2017 FORM 10-K

required to record a loss of its regulatory assets associated with acquisition adjustments. For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” and “Note 4 — Regulatory Assets and Liabilities.”

•
Income tax expense and related balance sheet amounts are comprised of a “current” portion and a “deferred” portion. The current portion represents Cleco’s estimate of the income taxes payable or receivable for the current year. The deferred portion represents Cleco’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years. Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction, and the effect of regulation on income taxes. Cleco’s income tax expense and related assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. The actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco’s results of operations.

For more information on income taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Income Taxes.”

•
Cleco is currently involved in certain legal proceedings and management has estimated the probable costs for the resolution of these claims. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement assumptions. For more information on legal proceedings affecting Cleco, see Part I, Item 1, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

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

Cleco Power
Cleco Power’s retail rates are regulated by the LPSC. Future rate changes could have a material impact on the results of operations, financial condition, or cash flows of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2017, the carrying value of Cleco Power’s long-lived assets was $3.18 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•
The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. Cleco Power has FAC filings for 2016 and thereafter that are subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. For more information on LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2017, and 2016 — Cleco Power — Cleco Power’s Results of Operations — Fuel Cost Recovery/Recoverable Fuel and Power Purchased.”

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

CLECO
CLECO POWER	2017 FORM 10-K

companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2017:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Holdings	Baa3	BBB-	BBB-
Cleco Power	A3	BBB+	BBB+

On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings’ Baa3 credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively.
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
Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At December 31, 2017, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For more information about MISO, see “— Regulatory and Other Matters — Transmission Rates of Cleco Power.”

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

2017 Tax Reform
The TCJA was signed into law on December 22, 2017. The provisions of the law reduce the top statutory corporate income tax rate from 35% to 21%, generally allow for 100% bonus depreciation for new and used equipment purchased after September 27, 2017, generally restrict deduction of interest expense to 30% of adjusted taxable EBITDA, and repeal the corporate alternative minimum tax. The regulatory treatment for the change in the statutory corporate income tax rate could decrease Cleco Power’s future retail rates, resulting in lower cash flows. As defined by the TCJA, rate regulated activities are not allowed to utilize 100% bonus depreciation and are not subject to the restricted interest deduction. At December 31, 2017, Cleco reduced net accumulated deferred income tax assets and liabilities (ADIT) because of the reduction in the income tax rate from 35% to 21%. While activities not subject to cost of service rate regulation record the reduction in accumulated deferred income tax assets and liabilities in income tax expense, Cleco Power is required to recognize a regulatory liability for the portion of the net reduction subject to regulatory treatment. The table below summarizes the effects on Cleco and Cleco Power for the TCJA:

Cleco				(THOUSANDS)
ADIT BEFORE INCOME TAX REFORM	ADIT AFTER INCOME TAX REFORM	NET REDUCTION	RECOGNIZED AS REGULATORY LIABILITY	RECOGNIZED IN INCOME TAX EXPENSE
$(801,692)	$(406,811)	$(394,881)	$(348,590)	$(46,291)

Cleco Power				(THOUSANDS)
ADIT BEFORE INCOME TAX REFORM	ADIT AFTER INCOME TAX REFORM	NET REDUCTION	RECOGNIZED AS REGULATORY LIABILITY	RECOGNIZED IN INCOME TAX EXPENSE
$(811,079)	$(448,197)	$(362,882)	$(348,590)	$(14,292)

Cleco expects current and deferred income tax expense in future periods will be lower than in past periods. Cleco also expects lower cash taxes to be paid for federal income taxes; however, higher income taxes may be paid for state income taxes because of the lower federal income tax deduction.
The reduction to ADIT discussed above, including the effects on income tax expense, regulatory liabilities, and effects on future periods are provisional and subject to change. The accounting is not complete due to the timing of the final passage of the TCJA, the complexity of the TCJA, the complexity of remeasuring ADIT, and the uncertainty of regulatory treatment. Additional analysis of the TCJA, the inventory of items that give rise to temporary differences, and additional analysis of items requiring normalization is required before accounting for the TCJA is considered complete under the authoritative guidance for income taxes. Cleco expects any final adjustments to the provisional amounts to be recorded by the fourth quarter of 2018, which could have a material

CLECO
CLECO POWER	2017 FORM 10-K

adverse effect on the results of operations of Cleco. Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities, such as long-term debt, are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Fair Value Accounting .”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general company purposes. Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
	AT DEC. 31,
(THOUSANDS)	2017	2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,597	$9,213
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	3,284	12,671
Total current	13,081	23,084
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	14,456	17,379
Cleco Power’s charitable contributions	3,575	4,179
Cleco Power’s rate credit escrow	2,029	1,831
Total non-current	20,081	23,410
Total restricted cash and cash equivalents	$33,162	$46,494

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2017	2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,597	$9,213
Charitable contributions	1,200	1,200
Rate credit escrow	3,284	12,671
Total current	13,081	23,084
Non-current
Future storm restoration costs	14,456	17,379
Charitable contributions	3,575	4,179
Rate credit escrow	2,029	1,831
Total non-current	20,060	23,389
Total restricted cash and cash equivalents	$33,141	$46,473

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2016, to December 31, 2017, was due to Cleco Katrina/Rita using $9.1 million and $8.8 million in March and September 2017, respectively, for scheduled storm recovery bond principal payments and $1.9 million and $1.7 million, respectively, for related interest payments, partially offset by collecting $20.9 million net of administration fees.
In April 2016, in accordance with the Merger Commitments, Cleco Power established a $6.0 million charitable contribution fund to be disbursed over five years and deposited $136.0 million of rate credit funds into an escrow account. In April 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of December 31, 2017, $1.3 million of the charitable contributions and $130.8 million of the rate credits had been released from restricted cash.

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2017, or 2016. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At December 31, 2017, Cleco’s long-term debt outstanding was $2.86 billion, of which $19.2 million was due within one year. The long-term debt due within one year at December 31, 2017, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco, long-term debt increased by $97.0 million from December 31, 2016, primarily due to the issuance of $125.0 million senior notes in December 2017 and debt discount amortizations of $0.3 million. These increases were partially offset by $17.9 million of scheduled payments on Cleco Katrina/Rita storm recovery bonds, $8.6 million for amortization of long-term debt fair value adjustments related to the Merger, and a $1.8 million decrease in capital lease obligations.
In May 2016, Cleco Holdings completed the private sale of $535.0 million aggregate principal amount of 3.743% senior notes due May 1, 2026, and $350.0 million aggregate principal amount of 4.973% senior notes due May 1, 2046. On April 28, 2017, Cleco Holdings completed an exchange offer for all of its then outstanding 3.743% and 4.973% senior notes, which were not registered under the Securities Act, for an equal principal amount of newly issued 3.743% senior notes due May 1, 2026, and 4.973% senior notes due May 1, 2046, that were registered under the Securities Act. Cleco Holdings did not receive any proceeds from the exchange offer.
On March 1, 2017, Cleco completed the repayment of the first of two tranches of its Cleco Katrina/Rita storm recovery bonds issued in March 2008. For more information, see “—Cleco Power” below.
On December 18, 2017, Cleco entered into a note purchase agreement for the issuance and sale in a private placement of $175.0 million aggregate principal amount of senior notes. For more information, see “— Cleco Power” below.
Cash and cash equivalents available at December 31, 2017, were $119.0 million combined with $400.0 million available credit facility capacity ($100.0 million from Cleco

CLECO
CLECO POWER	2017 FORM 10-K

Holdings and $300.0 million from Cleco Power) for total liquidity of $519.0 million.
At December 31, 2017, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Fair Value Accounting.”
At December 31, 2017, and 2016, Cleco had a working capital surplus of $271.4 million and $174.9 million, respectively. The $96.5 million increase in working capital is primarily due to:

•	a $96.0 million increase in cash and cash equivalents,

•	a $41.1 million increase in fuel inventory primarily due to higher per unit lignite and petroleum coke costs, partially offset by lower coal volumes due to higher plant run-times,

•	an $11.8 million decrease in Merger Commitments,

•
a $11.0 million increase in other accounts receivable primarily due to higher receivables for an insurance reimbursement, SSR payments, and higher receivables from joint owners for maintenance expenses,

•	a $5.9 million increase in the cash surrender value of company and trust owned life insurance policies primarily due to favorable market conditions, and

•	a $5.5 million increase in customer accounts receivable and unbilled revenue primarily due to additional deferred arrangements due to the LPSC executive orders.

These increases in working capital were partially offset by:

•	a $32.6 million increase in accounts payable, excluding FTR purchases, primarily due to an increase in fuel costs and higher accruals for capital projects,

•	an $18.8 million increase in net current tax liabilities primarily due to an increase in pretax income,

•	a $10.3 million decrease in accumulated deferred fuel primarily due to the timing of fuel revenue collections, partially offset by a fuel surcharge, and

•	a $10.0 million decrease in restricted cash and cash equivalents.

At December 31, 2017, Cleco’s Consolidated Balance Sheets reflected $4.18 billion of total liabilities compared to $4.30 billion at December 31, 2016. The $114.4 million decrease in total liabilities during 2017 was primarily due to:

•	a decrease in net accumulated deferred federal and state income taxes of $418.2 million,

Partially offsetting this decrease was:

•	an increase in net deferred taxes regulatory liability of $140.4 million,

•	an increase in long-term debt of $97.0 million, and

•	an increase in accounts payable of $35.5 million primarily due to an increase in fuel costs and higher accruals for capital projects.

During 2017, the effects of the TCJA decreased net accumulated deferred federal and state income taxes. A portion of the change in deferred taxes was recognized as a regulatory liability. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Income Taxes” and “— General Considerations and Credit-Related Risks — 2017 Tax Reform.” For more information on the effects of the TCJA on Cleco’s regulatory assets and liabilities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Regulatory Assets and Liabilities — Income Taxes.”

Cleco Holdings (Holding Company Level)
Cleco Holdings had no short-term debt outstanding at December 31, 2017, or 2016. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At December 31, 2017, Cleco Holding’s long-term debt outstanding was $1.34 billion, none of which was due within one year.
At December 31, 2017, and 2016, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.
Cash and cash equivalents available at Cleco Holdings at December 31, 2017, were $48.7 million, combined with $100.0 million credit facility capacity for a total liquidity of $148.7 million.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2017, or 2016. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At December 31, 2017, Cleco Power’s long-term debt outstanding was $1.36 billion, of which $19.2 million was due within one year. The long-term debt due within one year at December 31, 2017, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco Power, long-term debt increased $105.9 million from December 31, 2016, primarily due to the issuance of $125.0 million of senior notes in December 2017, debt discount amortizations of $0.3 million, and $0.3 million in debt expense amortization. These increases were partially offset by $17.9 million of scheduled payments on Cleco Katrina/Rita storm recovery bonds and a $1.8 million decrease in capital lease obligations.
At December 31, 2017, and 2016, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.
On December 18, 2017, Cleco Power entered into a note purchase agreement for the issuance and sale in a private placement of $175.0 million aggregate principal amount of senior notes. The senior notes will be issued in two tranches. The first tranche was issued on December 18, 2017, with principal amounts of $25.0 million at an interest rate of 2.94% and $100.0 million at an interest rate of 3.08%, with final maturity dates of December 16, 2022, and 2023, respectively. The second tranche is anticipated to be issued on March 26,

CLECO
CLECO POWER	2017 FORM 10-K

2018, for $50.0 million at an interest rate of 3.17%, with a final maturity date of December 16, 2024. The proceeds from the issuance and sale were used and are anticipated to be used for capital investments and general utility purposes.
Cash and cash equivalents available at December 31, 2017, were $69.8 million combined with $300.0 million credit facility capacity for total liquidity of $369.8 million.
At December 31, 2017, and 2016, Cleco Power had a working capital surplus of $169.6 million and $149.1 million, respectively. The $20.5 million increase in working capital is primarily due to:

•	a $48.3 million increase in cash and cash equivalents,

•	a $41.1 million increase in fuel inventory primarily due to higher per unit lignite and petroleum coke costs, partially offset by lower coal volumes due to higher plant run-times,

•	an $11.8 million decrease in Merger Commitments,

•
an $11.2 million increase in other accounts receivable primarily due to higher receivables for an insurance reimbursement, SSR payments, and higher receivables from joint owners for maintenance expenses, and

•	a $5.5 million increase in customer accounts receivable and unbilled revenue due to additional deferred arrangements due to the LPSC executive orders.

These increases in working capital were partially offset by:

•	a $44.1 million net increase in net current tax liabilities primarily due to an increase in pretax income,

•	a $29.7 million increase in accounts payable, excluding FTR purchases, primarily due to an increase in fuel costs and higher accruals for capital projects,

•	a $10.3 million decrease in accumulated deferred fuel primarily due to the timing of fuel revenue collections, partially offset by a fuel surcharge, and

•	a $10.0 million decrease in restricted cash and cash equivalents.

At December 31, 2017, Cleco Power’s Consolidated Balance Sheets reflected $2.64 billion of total liabilities compared to $2.73 billion at December 31, 2016. The $94.2 million decrease in total liabilities during 2017 was primarily due to:

•	a decrease in net accumulated deferred federal and state income taxes of $412.2 million,

Partially offsetting this decrease was:

•	an increase in net deferred taxes regulatory liability of $140.4 million,

•	an increase in long-term debt of $105.9 million,

•	an increase in accounts payable of $32.5 million primarily due to an increase in fuel costs and higher accruals for capital projects, and

•	an increase in current taxes payable of $31.6 million primarily due to the increase in pretax income.

During 2017, the effects of the TCJA decreased net accumulated deferred federal and state income taxes. A portion of the change in deferred taxes was recognized as a regulatory liability. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Income Taxes” and “—

General Considerations and Credit-Related Risks — 2017 Tax Reform.” For more information on the effects of the TCJA on Cleco Power’s regulatory assets and liabilities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Regulatory Assets and Liabilities — Income Taxes.”

Credit Facilities
At December 31, 2017, Cleco had two separate revolving credit facilities, one for Cleco Holdings and one for Cleco Power, with a maximum aggregate capacity of $400.0 million.
At December 31, 2017, Cleco Holdings had a $100.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. At December 31, 2017, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At December 31, 2017, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. If Cleco Holdings’ credit ratings were to be downgraded one level by either agency, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels for its credit facility.
At December 31, 2017, Cleco Power had a $300.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. At December 31, 2017, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. At December 31, 2017, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. If Cleco Power’s credit ratings were to be downgraded one level by either agency, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt Limitations
The Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Additionally, in accordance with the Merger Commitments, Cleco Power is subjected to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. The Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. At December 31, 2017 and 2016, Cleco Holdings and Cleco Power were in compliance with the provisions of the Merger Commitments that would restrict the amount of distributions available. For more information on additional merger commitments, see Part I, Item 1A, “Risk Factors — Holding Company.”

CLECO
CLECO POWER	2017 FORM 10-K

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities for the successor year ended December 31, 2017, was $265.4 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.
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

Net Investing Cash Flow
Cleco’s net cash used in investing activities for the successor year ended December 31, 2017, was $190.2 million. There were no significant changes in the underlying trends impacting cash used in investing activities with the exception of $16.7 million of proceeds from the sale of transmission assets sold by Cleco on December 29, 2017.
Cleco’s net cash used in investing activities for the successor period April 13, 2016, through December 31, 2016, was $161.1 million. There were no significant changes in the underlying trends impacting cash used in investing activities with the exception of the following:

•	$142.0 million transferred into restricted cash and cash equivalents due to the funding of customer rate credits and charitable contributions as a result of the Merger Commitments and

•	$122.2 million transferred out of restricted cash and cash equivalents to pay for a portion of the Merger Commitments.

Cleco’s net cash used in investing activities for the predecessor period January 1, 2016, through April 12, 2016, was $36.8 million. There were no significant changes in the underlying trends impacting cash used in investing activities.

Net Financing Cash Flow
Cleco’s net cash provided by financing activities for the successor year ended December 31, 2017, was $20.8 million. There were no significant changes in the underlying trends impacting cash provided by financing activities.
Cleco’s net cash provided by financing activities for the successor period April 13, 2016, through December 31, 2016, was $12.6 million. There were no significant changes in the underlying trends impacting cash provided by financing activities with the exception of $100.7 million in contributions from Cleco Group.
Cleco’s net cash used in financing activities for the predecessor period January 1, 2016, through April 12, 2016, was $40.9 million. There were no significant changes in the underlying trends impacting cash used in financing activities.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $287.1 million during 2017, $215.8 million during 2016, and $366.5 million during 2015. Net cash provided by operating activities during 2017 increased $71.3 million from 2016 primarily due to the following items:

•	higher collections from customers of $109.9 million due to the absence of the Merger credits issued in 2016,

•	higher net fuel and power purchase collections of $19.1 million primarily due to the timing of collections,

•	lower interest payments of $18.6 million due to the absence of the make-whole payment made in connection with the redemption of $250.0 million of 6.65% senior notes in 2016, and

•	lower interest payments of $8.2 million due to long-term debt redeemed and replaced with lower interest rate debt in the fourth quarter of 2016.

These increases in net operating cash were partially offset by:

•	higher payments for fuel inventory of $59.9 million primarily due to higher per unit lignite and petroleum coke costs and higher coal purchases and

•	higher payments for affiliate settlements of $23.4 million.

Net cash provided by operating activities during 2016 decreased $150.7 million from 2015 primarily due to the following items:

•	lower collections from customers of $121.5 million due to Merger credits issued in 2016,

•	higher payments for affiliate settlements of $34.0 million, and

•	lower net fuel and power purchase collections of $17.1 million primarily due to timing of recovery.

These decreases in net operating cash were partially offset by:

•	lower payments to vendors of $28.9 million primarily related to the timing of property tax payments and other vendor payments and

•	lower payments for fuel inventory of $26.8 million primarily due to lower lignite deliveries and lower petroleum coke purchases.

Net Investing Cash Flow
Net cash used in investing activities was $208.8 million during 2017, $198.6 million during 2016, and $156.0 million during 2015. Net cash used in investing activities during 2017 increased $10.2 million from 2016 primarily due to higher payments for additions to property, plant, and equipment, net of AFUDC, of $45.2 million, partially offset by higher net transfers of cash from restricted accounts of $34.4 million.
Net cash used in investing activities during 2016 increased $42.6 million from 2015 primarily due to the following items:

•	higher payments for additions to property, plant, and equipment, net of AFUDC, of $28.4 million and

CLECO
CLECO POWER	2017 FORM 10-K

•	higher net transfers of cash to restricted accounts of $19.7 million.

Net Financing Cash Flow
Net cash used in financing activities was $29.9 million during 2017, $61.3 million during 2016, and $184.0 million during 2015. Net cash used in financing activities during 2017 decreased $31.4 million from 2016 primarily due to lower repayments of long-term debt of $308.9 million.

This decrease in net financing activities was partially offset by:

•	lower issuances of long-term debt of $205.0 million,

•	the absence of contributions from Cleco Holdings of $50.0 million, and

•	higher distributions to Cleco Holdings of $25.0 million.

Net cash used in financing activities during 2016 decreased $122.7 million from 2015 primarily due to the following items:

•	higher issuances of long-term debt of $255.0 million,

•	contributions from Cleco Holdings of $50.0 million,

•	lower distributions to Cleco Holdings of $25.0 million, and

•	lower net credit facility activity of $20.0 million, which consisted of $68.0 million lower payments and $48.0 million lower draws.

These decreases in net financing activities were partially offset by higher repayments of long-term debt of $226.0 million.

Capital Expenditures
Cleco’s capital expenditures are primarily incurred in its major first-tier subsidiary, Cleco Power. Cleco Power’s capital expenditures relate primarily to assets that may be included in Cleco Power’s rate base and, if considered prudent by the LPSC, can be recovered from its customers. Those assets also earn a rate of return authorized by the LPSC and are subject to the FRP. Such assets primarily consist of improvements to Cleco Power’s distribution system, transmission system, and generating stations as well as hardware and software upgrades.
During the years ended December 31, 2017, 2016, and 2015, Cleco Power had capital expenditures, excluding AFUDC, of $226.9 million, $181.7 million, and $153.3 million, respectively. In 2017, 2016, and 2015, 100% of Cleco Power’s capital expenditure requirements were funded internally.
During the successor year ended December 31, 2017, and the successor period April 13, 2016, through December 31, 2016, other subsidiaries had capital expenditures of $1.7 million and $0.7 million, respectively. During the predecessor period January 1, 2016, through April 12, 2016, and the predecessor year ended December 31, 2015, other subsidiaries had capital expenditures of less than $0.1 million and $0.5 million, respectively.
In 2018 and for the five-year period ending 2022, Cleco Power expects to materially fund its capital expenditure requirements with internally generated funds. However, Cleco Power may choose to issue debt in order to achieve a capital structure with a debt ratio of 49%. All computations of internally funded capital expenditures exclude AFUDC.

Cleco and Cleco Power’s estimated capital expenditures and debt maturities for 2018 and for the five-year period ending December 31, 2022 are presented in the following tables. All amounts exclude AFUDC.

Cleco
PROJECT (THOUSANDS)	2018	%	2018-2022%
Environmental	$2,000	1%	$26,000	2%
New business	41,000	13%	154,000	15%
Transmission reliability	46,000	14%	159,000	15%
Fuel optimization	54,000	16%	57,000	6%
General (1)	185,000	56%	656,000	62%
Total capital expenditures	$328,000	100%	$1,052,000	100%
Debt payments	19,000		376,000
Total capital expenditures and debt payments	$347,000		$1,428,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.

Cleco Power
PROJECT (THOUSANDS)	2018	%	2018-2022%
Environmental	$2,000	1%	$26,000	2%
New business	41,000	12%	154,000	15%
Transmission reliability	46,000	14%	159,000	15%
Fuel optimization	54,000	17%	57,000	6%
General (1)	184,000	56%	640,000	62%
Total capital expenditures	$327,000	100%	$1,036,000	100%
Debt payments	19,000		76,000
Total capital expenditures and debt payments	$346,000		$1,112,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.

Capital expenditures for other subsidiaries in 2018 are estimated to total $1.0 million. For the five-year period ending December 31, 2022, capital expenditures for other subsidiaries are estimated to total $16.0 million. Cleco expects cash and cash equivalents on hand in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Other Cash Requirements
Cleco Power’s regulated operations are Cleco’s primary source of internally generated funds. These funds, along with the issuance of additional debt in future years, will be used for general company purposes, capital expenditures, and debt service.

Contractual Obligations
Cleco, in the course of normal business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2017, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2017.

CLECO
CLECO POWER	2017 FORM 10-K

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco Holdings
Long-term debt obligations (1)	$2,101,019	$52,428	$104,857	$390,539	$1,553,195
Operating lease obligations (2)	413	413	—	—	—
Purchase obligations (3)	22,662	9,964	10,414	1,180	1,104
Other long-term liabilities (4)	13,947	3,222	2,810	2,334	5,581
Postretirement benefits obligations (5)	237,444	8,684	17,307	17,012	194,441
Total Cleco Holdings	$2,375,485	$74,711	$135,388	$411,065	$1,754,321
Cleco Power
Long-term debt obligations (1)	$2,583,409	$85,193	$160,439	$152,375	$2,185,402
Operating lease obligations (2)	14,343	3,317	5,941	1,981	3,104
Purchase obligations (3)	80,623	53,914	25,294	1,091	324
Other long-term liabilities (4)	97,562	16,698	33,855	31,105	15,904
Postretirement benefits obligations (5)	92,108	—	—	8,326	83,782
Total Cleco Power	$2,868,045	$159,122	$225,529	$194,878	$2,288,516
Total long-term debt obligations (1)	$4,684,428	$137,621	$265,296	$542,914	$3,738,597
Total operating lease obligations (2)	$14,756	$3,730	$5,941	$1,981	$3,104
Total purchase obligations (3)	$103,285	$63,878	$35,708	$2,271	$1,428
Total other long-term liabilities (4)	$111,509	$19,920	$36,665	$33,439	$21,485
Total postretirement benefits obligations (5)	$329,552	$8,684	$17,307	$25,338	$278,223
Total	$5,243,530	$233,833	$360,917	$605,943	$4,042,837

(1) Long-term debt existing as of December 31, 2017, is debt that has a final maturity of January 1, 2019, or later (current maturities of long-term debt are due within one-year). Cleco’s anticipated interest payments related to long-term debt also are included in this category. Cleco’s scheduled maturities of debt total $19.2 million for 2018 and $2.71 billion for the years thereafter. For more information regarding Cleco’s long-term debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Debt” and “— Debt” above.
(2) Operating leases are maintained in the ordinary course of Cleco’s business activities. These leases include utility systems, railcars, towboats, office space, operating facilities, office equipment, tower rentals, and vehicles and have various terms and expiration dates from 1 to 27 years. For more information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Operating Leases.”
(3) Significant purchase obligations for Cleco are:
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
(4) Other long-term liabilities primarily consist of obligations for franchise payments, deferred compensation, facilities use, and various operating and maintenance agreements.
(5) Postretirement benefits obligations consist of the expected required contributions for the Pension Plan and the estimated present value of obligations for SERP and other postretirement obligations. For more information regarding Cleco’s defined benefit pension plan, SERP, and other postretirement obligations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Pension Plan and Employee Benefits.”

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

Regulatory and Other Matters

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 1% during the three years ended December 31, 2017. Cleco believes inflation at this level does not materially affect its results of operations or financial condition. However, under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates (comprised of base revenue, FAC revenue, and EAC revenue) regulated by the LPSC accounted for approximately 85% of Cleco Power’s 2017 and 2016 revenue.

Fuel Rates
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. For more information on the FAC and the most recent fuel audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers

CLECO
CLECO POWER	2017 FORM 10-K

certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the most recent environmental audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

Base Rates
Cleco Power’s annual retail earnings are subject to the terms of an FRP established by the LPSC. For more information on the LPSC’s regulation of Cleco Power’s base rates, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Rates.”
In April 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities. Also, in April 2016, the LPSC issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities.
For more information about amounts accrued and refunded by Cleco Power as a result of the FRP, information on the LPSC Staff’s FRP reviews, and information on the double leveraging and tax dockets, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Regulation and Rates — FRP” and “— Other.”

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. For more information on the MISO SSR designation of Teche Unit 3, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Regulation and Rates — SSR.”

Energy Efficiency
In 2009, the LPSC opened a docket to study the promotion of energy efficiency by jurisdictional electric and natural gas utilities. In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power subsequently filed its formal intent with the LPSC to participate in the Phase I - Quick Start portion of the LPSC’s energy efficiency initiative, which began in 2014, and has been extended through the start of Phase II, which is anticipated to be in 2019. During Phase I, Cleco Power designed several energy efficiency programs and began offering these programs to customers in November 2014. In November 2014, Cleco Power began recovering approximately $3.3 million annually of estimated costs for the program through an approved rate tariff. In January 2017, the LPSC amended its Phase I — Quick Start program to allocate no less than 50% of its annual program budgets to applicable government and state agencies. Cleco Power’s participation in the amended program is also projected to be $3.3 million annually as approved by the LPSC in September 2017.

In September 2017, the LPSC approved a motion for additional energy efficiency program funds for the exclusive benefit of school districts, local governments, state agencies, and higher education institutions or any other public entities. The recovery of approximately $3.3 million annually for estimated costs for the program began January 1, 2018.
On November 17, 2017, the LPSC initiated the Phase I audit for the first two program years to consider all program costs. On February 5, 2018, Cleco Power responded to the first set of data requests on the audit. Management is unable to predict or give a reasonable estimate of the outcome of the audit.

MISO Cost Benefit Analysis
Cleco Power entered into MISO in 2013. Within five years of joining MISO, the LPSC required Cleco Power to conduct a study of the costs and benefits of its membership in MISO. During the second quarter of 2017, Cleco Power submitted an analysis with both a backward-looking, historical analysis and a forward-looking, prospective analysis of the costs and benefits of operating in MISO, as compared to a scenario where Cleco Power and Entergy Louisiana exit MISO and operate independently. Cleco Power’s analysis indicated that continued MISO membership would best serve the public interest. Cleco Power has responded to four sets of data requests on the analysis. Management is unable to predict the outcome of this analysis or give a reasonable estimate of the possible range of disallowance of costs, if any.

Wholesale Rates of Cleco Power
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its triennial market power analysis with FERC in January 2015. On March 1, 2016, FERC issued an order finding Cleco’s submittal satisfied its requirements for market-based rate authority regarding both horizontal and vertical market power. Cleco filed its next triennial market power analysis with FERC on December 22, 2017. Cleco Power expects a determination from FERC in the second quarter of 2018. Management is unable to predict the outcome of this ruling. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2017 FORM 10-K

adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
In 2013, Cleco Power integrated its generation dispatch and transmission operations with MISO. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area.
For more information about the risks associated with Cleco Power’s participation in MISO, see Part I, Item 1A, “Risk Factors — MISO.”
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. For more information about the ROE complaints, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

Transmission and Generation Projects
Cleco Power is involved in several transmission projects, including the Cenla Transmission Expansion project and the Terrebonne to Bayou Vista Transmission project. Cleco Power is also currently involved in the St. Mary’s Clean Energy Center project, which is a waste heat generating unit, and the Coughlin Pipeline project. For information on these projects, see “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Cleco Power integrated its generation dispatch and transmission operations with MISO in 2013. For more information about Cleco Power’s integration into MISO, see “— Transmission Rates of Cleco Power.”

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
The SPP RE conducts a NERC Reliability Standards audit and a NERC Critical Infrastructure Protection audit every three years. On July 23, 2017, the SPP RTO’s board of directors and members committee voted to authorize the SPP’s President and CEO to terminate the delegation agreement between the SPP and NERC, which will effectively dissolve the SPP RE by the end of 2018. On February 8, 2018, NERC approved Cleco Power’s proposed RE. The selection must now be approved by FERC. Cleco Power anticipates the transfer to a new RE to be complete by January 2019. Management does not expect this termination to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power’s next NERC Reliability Standards audit is scheduled to begin in 2019 and the next NERC Critical

Infrastructure Protection audit is scheduled to begin in 2020. Management is unable to predict the outcome of these audits, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Cleco Power, along with SWEPCO, maintains a lignite mining agreement with DHLC, the operator of the Dolet Hills Mine. As ordered by the LPSC, Cleco Power’s retail customers received fuel cost savings through the year 2011, while actual mining costs above a certain percentage of the benchmark price were deferred. These deferred costs could be recovered from retail customers through the FAC only when the actual mining costs were below a certain percentage of the benchmark price.
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over 11.5 years. In connection with its 2009 approval of the Oxbow Lignite Mine acquisition, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the previously authorized recovery of the legacy deferred fuel balance. At December 31, 2017, and 2016, Cleco Power had $3.8 million and $6.4 million, respectively, deferred as a regulatory asset.

IRP
In accordance with the General Order in LPSC Docket No. R-30021, on October 20, 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. The IRP process

CLECO
CLECO POWER	2017 FORM 10-K

includes conducting stakeholder meetings and receiving feedback from stakeholders. The schedule outlined in the General Order calls for Cleco Power to file a draft IRP in January 2019, and a final report filed in August 2019.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings’ Baa3 credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also, on February 7, 2018, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.

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
At December 31, 2017, Cleco Holdings had no debt outstanding under its $100.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At December 31, 2017, Cleco Holdings had a $300.0 million long-term variable rate bank term loan outstanding. Amounts outstanding under the bank term loan bear interest at LIBOR plus 1.625%. At December 31, 2017, the all-in rate was 3.09%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $3.0 million.
For information on variable-rate debt related to Cleco Power, see “— Cleco Power.”

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

CLECO
CLECO POWER	2017 FORM 10-K

VaR, current market conditions, and concentration of energy market positions.
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. There were no open natural gas positions at December 31, 2017. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal was submitted to the LPSC on July 28, 2017. An ALJ was assigned to the docket and a status conference was held on October 3, 2017. A procedural schedule was determined and on January 23, 2018, Cleco Power filed to suspend the procedural schedule. Cleco Power expects a new procedural schedule to be established by the end of the first quarter of 2018. On February 14, 2018, Cleco Power received data requests from the LPSC for the gas hedging docket with responses due March 1, 2018.
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

Each accounting period, Cleco Power adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Consolidated Statements of Income. At December 31, 2017, Cleco Power’s Consolidated Balance Sheets reflected open FTR positions of $7.4 million in Energy risk management assets and $0.4 million in Energy risk management liabilities. For more information on FTRs, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Fair Value Accounting — Commodity Contracts.”

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
At December 31, 2017, Cleco Power had no variable-rate debt outstanding.
At December 31, 2017, Cleco Power had no debt outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO
CLECO POWER	2017 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Corporate Holdings LLC and its subsidiaries (Successor) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2017 and for the period April 13, 2016 to December 31, 2016, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the year ended December 31, 2017 and for the period April 13, 2016 to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 21, 2018

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2017 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

In our opinion, the accompanying consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Cleco Corporation and its subsidiaries (Predecessor) for the period January 1, 2016 to April 12, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) for the period January 1, 2016 to April 12, 2016 present fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2017

CLECO
CLECO POWER	2017 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers of
Cleco Corporate Holdings LLC
Pineville, Louisiana

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows, and changes in equity of Cleco Corporate Holdings LLC (formerly Cleco Corporation) and subsidiaries (the “Company”) for the year ended December 31, 2015. Our audit also included the financial statement schedules for the year ended December 31, 2015, listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Cleco Corporate Holdings LLC and subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for the year ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 26,2016

CLECO
CLECO POWER	2017 FORM 10-K

CLECO

Consolidated Statements of Income
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Operating revenue
Electric operations	$1,097,632	$802,592	$281,154	$1,142,389
Other operations	79,580	51,562	19,080	69,186
Gross operating revenue	1,177,212	854,154	300,234	1,211,575
Electric customer credits	(1,566)	(1,149)	(364)	(2,173)
Operating revenue, net	1,175,646	853,005	299,870	1,209,402
Operating expenses
Fuel used for electric generation	339,346	250,142	96,378	373,117
Power purchased for utility customers	152,913	92,337	27,249	130,095
Other operations	125,699	90,313	33,563	127,410
Maintenance	88,129	63,944	29,813	88,137
Depreciation and amortization	166,439	109,739	44,076	149,579
Taxes other than income taxes	48,546	35,543	14,611	49,134
Merger transaction and commitment costs	287	174,696	34,912	4,591
Gain on sale of assets	(2)	—	(1,095)	—
Total operating expenses	921,357	816,714	279,507	922,063
Operating income	254,289	36,291	20,363	287,339
Interest income	1,424	840	265	895
Allowance for equity funds used during construction	8,320	3,735	723	3,063
Other income	6,474	3,350	870	1,443
Other expense	(2,435)	(1,385)	(590)	(3,376)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	125,200	90,852	22,330	78,877
Allowance for borrowed funds used during construction	(2,287)	(1,086)	(207)	(886)
Total interest charges	122,913	89,766	22,123	77,991
Income (loss) before income taxes	145,159	(46,935)	(492)	211,373
Federal and state income tax expense (benefit)	7,079	(22,822)	3,468	77,704
Net income (loss)	$138,080	$(24,113)	$(3,960)	$133,669
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Net income (loss)	$138,080	$(24,113)	$(3,960)	$133,669
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $2,764 and tax expense of $938, $367, and $3,670, respectively)	(4,421)	1,500	587	5,869
Amortization of interest rate derivatives to earnings (net of tax expense of $0, $0, $37, and $132, respectively)	—	—	60	211
Total other comprehensive (loss) income, net of tax	(4,421)	1,500	647	6,080
Comprehensive income (loss), net of tax	$133,659	$(22,613)	$(3,313)	$139,749
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2017	2016
Assets
Current assets
Cash and cash equivalents	$119,040	$23,077
Restricted cash and cash equivalents	13,081	23,084
Customer accounts receivable (less allowance for doubtful accounts of $1,457 in 2017 and $7,199 in 2016)	60,117	56,780
Other accounts receivable	30,806	19,778
Unbilled revenue	36,398	34,268
Fuel inventory, at average cost	87,520	46,410
Materials and supplies, at average cost	85,404	81,818
Energy risk management assets	7,396	7,884
Accumulated deferred fuel	13,980	20,787
Cash surrender value of company-/trust-owned life insurance policies	83,117	77,225
Prepayments	9,050	7,813
Regulatory assets	24,670	26,803
Other current assets	1,146	1,315
Total current assets	571,725	427,042
Property, plant, and equipment
Property, plant, and equipment	3,594,525	3,476,581
Accumulated depreciation	(192,348)	(75,816)
Net property, plant, and equipment	3,402,177	3,400,765
Construction work in progress	186,629	78,577
Total property, plant, and equipment, net	3,588,806	3,479,342
Equity investment in investee	18,172	18,672
Goodwill	1,490,797	1,490,797
Prepayments	1,887	4,731
Restricted cash and cash equivalents	20,081	23,410
Regulatory assets - deferred taxes, net	—	237,449
Regulatory assets	432,358	454,644
Net investment in direct financing lease	—	13,420
Intangible assets	114,850	142,634
Tax credit fund investment, net	4,355	11,888
Other deferred charges	35,351	39,115
Total assets	$6,278,382	$6,343,144
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2017	2016
Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt due within one year	$19,193	$19,715
Accounts payable	147,562	112,087
Customer deposits	58,582	56,599
Provision for rate refund	4,206	3,974
Provision for merger commitments	2,582	14,371
Taxes payable, net	22,698	3,942
Interest accrued	14,703	14,783
Energy risk management liabilities	352	201
Deferred compensation	12,132	11,654
Other current liabilities	18,344	14,850
Total current liabilities	300,354	252,176
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	614,812	1,033,055
Accumulated deferred investment tax credits	2,089	2,751
Postretirement benefit obligations	242,135	223,003
Regulatory liabilities - deferred taxes, net	140,426	—
Restricted storm reserve	14,469	17,385
Other deferred credits	31,635	29,440
Total long-term liabilities and deferred credits	1,045,566	1,305,634
Long-term debt, net	2,836,105	2,738,571
Total liabilities	4,182,025	4,296,381
Commitments and contingencies (Note 15)
Member’s equity
Membership interest	2,069,376	2,069,376
Retained earnings (Accumulated deficit)	29,902	(24,113)
Accumulated other comprehensive (loss) income	(2,921)	1,500
Total member’s equity	2,096,357	2,046,763
Total liabilities and member’s equity	$6,278,382	$6,343,144
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Operating activities
Net income (loss)	$138,080	$(24,113)	$(3,960)	$133,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	186,326	141,544	45,869	156,211
Gain on sales of assets	(2)	—	(1,095)	—
Provision for doubtful accounts	2,778	4,473	1,212	3,464
Unearned compensation expense	3,745	1,147	3,276	6,344
Allowance for equity funds used during construction	(8,320)	(3,735)	(723)	(3,063)
Deferred income taxes	(41,966)	(21,053)	2,219	74,103
Deferred fuel costs	11,909	(8,192)	977	9,899
Cash surrender value of company-/trust-owned life insurance	(5,892)	(2,561)	(840)	950
Changes in assets and liabilities
Accounts receivable	(25,584)	(21,537)	(1,865)	(13,656)
Unbilled revenue	(2,129)	(837)	563	4,481
Fuel inventory and materials and supplies	(44,995)	2,880	19,312	(13,698)
Prepayments	2,852	(2,514)	2,395	2,750
Accounts payable	14,705	5,183	8,348	(25,294)
Customer deposits	12,381	7,333	3,342	12,162
Provision for merger commitments	(12,971)	21,964	—	—
Postretirement benefit obligations	4,884	3,750	9,746	14,173
Regulatory assets and liabilities, net	12,531	13,750	5,178	18,793
Other deferred accounts	(8,380)	(28,010)	6,878	(17,454)
Taxes accrued	23,118	(24,210)	10,820	(831)
Interest accrued	(582)	(11,104)	17,909	(1,024)
Deferred compensation	308	(799)	(793)	(1,166)
Other operating	2,632	(2,037)	1,012	209
Net cash provided by operating activities	265,428	51,322	129,780	361,022
Investing activities
Additions to property, plant, and equipment	(236,932)	(144,444)	(42,392)	(156,819)
Allowance for equity funds used during construction	8,320	3,735	723	3,063
Proceeds from sale of property, plant, and equipment	17,499	766	1,932	—
Reimbursement for property loss	187	3,159	53	—
Contributions to equity investment in investee	—	—	(2,450)	(2,290)
Premiums paid on trust-owned life insurance	—	—	—	(3,607)
Return of equity investment in tax credit fund	7,502	901	476	2,128
Contributions to tax credit fund	(630)	—	—	(9,966)
Transfer of cash from (to) restricted accounts, net	13,332	(25,884)	4,847	(1,341)
Other investing	500	622	—	881
Net cash used in investing activities	(190,222)	(161,145)	(36,811)	(167,951)
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Financing activities
Draws on credit facilities	179,000	15,000	3,000	120,000
Payments on credit facilities	(179,000)	(15,000)	(10,000)	(163,000)
Issuances of long-term debt	125,000	1,680,000	—	75,000
Repayments of long-term debt	(17,896)	(1,668,268)	(8,546)	(100,824)
Payment of financing costs	(463)	(8,655)	(43)	(693)
Dividends paid on common stock	—	(572)	(24,579)	(97,283)
Contribution from member	—	100,720	—	—
Distributions to member	(84,065)	(88,765)	—	—
Other financing	(1,819)	(1,890)	(717)	(2,448)
Net cash provided by (used in) financing activities	20,757	12,570	(40,885)	(169,248)
Net increase (decrease) in cash and cash equivalents	95,963	(97,253)	52,084	23,823
Cash and cash equivalents at beginning of period	23,077	120,330	68,246	44,423
Cash and cash equivalents at end of period	$119,040	$23,077	$120,330	$68,246

Supplementary cash flow information
Interest paid, net of amount capitalized	$118,009	$116,496	$2,478	$74,349
Income taxes (refunded) paid, net	$(6)	$4,263	$(481)	$1,434
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$31,083	$17,599	$10,619	$7,313
Non-cash additions to property, plant, and equipment	$3,015	$—	$—	$184
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO

Consolidated Statements of Changes in Equity
(THOUSANDS)	COMMON STOCK/(1) MEMBERSHIP INTEREST	RETAINED EARNINGS/ (ACCUMULATED DEFICIT)	AOCI	TOTAL SHAREHOLDERS’/ MEMBER’S EQUITY
PREDECESSOR
Balances, Dec. 31, 2014	$451,223	$1,208,712	$(32,665)	$1,627,270
Common stock issued for compensatory plans	5,189	—	—	5,189
Dividends on common stock, $1.60 per share	—	(97,367)	—	(97,367)
Net income	—	133,669	—	133,669
Other comprehensive income, net of tax	—	—	6,080	6,080
Balances, Dec. 31, 2015	$456,412	$1,245,014	$(26,585)	$1,674,841
Common stock issued for compensatory plans	(1,277)	—	—	(1,277)
Dividends on common stock, $0.40 per share	—	(24,190)	—	(24,190)
Net loss	—	(3,960)	—	(3,960)
Other comprehensive income, net of tax	—	—	647	647
Balances, Apr. 12, 2016	$455,135	$1,216,864	$(25,938)	$1,646,061
SUCCESSOR
Balances, Apr. 13, 2016(2)	$2,158,141	$—	$—	$2,158,141
Distributions to member	(88,765)	—	—	(88,765)
Net loss	—	(24,113)	—	(24,113)
Other comprehensive income, net of tax	—	—	1,500	1,500
Balances, Dec. 31, 2016	$2,069,376	$(24,113)	$1,500	$2,046,763
Distributions to member	—	(84,065)	—	(84,065)
Net income	—	138,080	—	138,080
Other comprehensive loss, net of tax	—	—	(4,421)	(4,421)
Balances, Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
(1)At April 12, 2016, December 31, 2015, and December 31, 2014, shareholders’ equity of the predecessor company included $61.1 million of common stock. At April 12, 2016, December 31, 2015, and December 31, 2014, shareholders’ equity of the predecessor company included premium on common stock of $414.6 million, $418.5 million, and $415.5 million, respectively. At April 12, 2016, December 31, 2015, and December 31, 2014, shareholders’ equity of the predecessor company included treasury stock of $20.5 million, $23.2 million, and $25.3 million, respectively.
(2)The April 13, 2016, beginning balance of the successor company differs from the April 12, 2016, ending balances of the predecessor company due to acquisition accounting adjustments related to the Merger.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Power LLC and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in member’s equity, and cash flows for the years then ended, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 21, 2018

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2017 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Member and Board of Managers of
Cleco Power LLC
Pineville, Louisiana

We have audited the accompanying consolidated statements of income, comprehensive income, changes in equity, and cash flows of Cleco Power LLC and subsidiaries (the “Company”) for the year ended December 31, 2015. Our audit also included the financial statement schedule for the year ended December 31, 2015, listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Cleco Power LLC and subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New Orleans, Louisiana
February 26, 2016

CLECO
CLECO POWER	2017 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016	2015
Operating revenue
Electric operations	$1,108,389	$1,091,229	$1,142,389
Other operations	77,522	68,573	67,109
Affiliate revenue	851	884	1,142
Gross operating revenue	1,186,762	1,160,686	1,210,640
Electric customer credits	(1,566)	(1,513)	(2,173)
Operating revenue, net	1,185,196	1,159,173	1,208,467
Operating expenses
Fuel used for electric generation	339,346	346,520	373,117
Power purchased for utility customers	152,913	119,586	130,095
Other operations	123,192	125,892	128,697
Maintenance	87,574	93,340	87,416
Depreciation and amortization	157,999	146,142	147,839
Taxes other than income taxes	46,539	48,287	47,102
Merger commitment costs	—	151,501	—
Gain on sale of asset	—	(1,095)	—
Total operating expenses	907,563	1,030,173	914,266
Operating income	277,633	129,000	294,201
Interest income	1,283	860	725
Allowance for equity funds used during construction	8,320	4,458	3,063
Other income	2,990	1,601	1,764
Other expense	(2,795)	(1,976)	(2,549)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	71,649	77,739	77,446
Allowance for borrowed funds used during construction	(2,287)	(1,293)	(886)
Total interest charges	69,362	76,446	76,560
Income before income taxes	218,069	57,497	220,644
Federal and state income tax expense	67,331	18,369	79,294
Net income	$150,738	$39,128	$141,350
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016	2015
Net income	$150,738	$39,128	$141,350
Other comprehensive (loss) income, net of tax:
Postretirement benefits (loss) gain (net of tax benefit of $296, tax expense of $2,163, and tax benefit of $9, respectively)	(472)	3,459	(15)
Amortization of interest rate derivatives to earnings (net of tax expense of $132, $132, and $132, respectively)	211	211	211
Total other comprehensive (loss) income, net of tax	(261)	3,670	196
Comprehensive income, net of tax	$150,477	$42,798	$141,546
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2017	2016
Assets
Utility plant and equipment
Property, plant, and equipment	$4,893,484	$4,790,565
Accumulated depreciation	(1,712,590)	(1,618,241)
Net property, plant, and equipment	3,180,894	3,172,324
Construction work in progress	185,507	77,306
Total utility plant and equipment, net	3,366,401	3,249,630
Current assets
Cash and cash equivalents	69,816	21,482
Restricted cash and cash equivalents	13,081	23,084
Customer accounts receivable (less allowance for doubtful accounts of $1,457 in 2017 and $7,199 in 2016)	60,117	56,780
Accounts receivable - affiliate	1,355	1,406
Other accounts receivable	30,680	19,457
Taxes receivable, net	—	12,490
Unbilled revenue	36,398	34,268
Fuel inventory, at average cost	87,520	46,410
Materials and supplies, at average cost	85,404	81,818
Energy risk management assets	7,396	7,884
Accumulated deferred fuel	13,980	20,787
Cash surrender value of company-owned life insurance policies	20,278	20,018
Prepayments	7,236	5,892
Regulatory assets	15,812	17,721
Other current assets	475	577
Total current assets	449,548	370,074
Equity investment in investee	18,172	18,672
Prepayments	1,887	4,731
Restricted cash and cash equivalents	20,060	23,389
Regulatory assets - deferred taxes, net	—	237,449
Regulatory assets	257,408	268,016
Intangible asset	41,701	58,473
Other deferred charges	33,564	37,014
Total assets	$4,188,741	$4,267,448
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2017	2016
Liabilities and member’s equity
Member’s equity	$1,550,679	$1,535,202
Long-term debt, net	1,341,475	1,235,056
Total capitalization	2,892,154	2,770,258
Current liabilities
Long-term debt due within one year	19,193	19,715
Accounts payable	134,374	101,874
Accounts payable - affiliate	8,697	7,190
Customer deposits	58,582	56,599
Provision for rate refund	4,206	3,974
Provision for merger commitments	2,582	14,371
Taxes payable, net	31,611	—
Interest accrued	7,083	7,141
Energy risk management liabilities	352	201
Other current liabilities	13,238	9,951
Total current liabilities	279,918	221,016
Commitments and contingencies (Note 15)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	656,362	1,068,592
Accumulated deferred investment tax credits	2,089	2,751
Postretirement benefit obligations	173,747	159,107
Regulatory liabilities - deferred taxes, net	140,426	—
Restricted storm reserve	14,469	17,385
Other deferred credits	29,576	28,339
Total long-term liabilities and deferred credits	1,016,669	1,276,174
Total liabilities and member’s equity	$4,188,741	$4,267,448
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016	2015
Operating activities
Net income	$150,738	$39,128	$141,350
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	165,200	152,978	152,833
Gain on sales of asset	—	(1,095)	—
Provision for doubtful accounts	2,677	5,512	2,986
Unearned compensation expense	1,972	1,572	2,000
Allowance for equity funds used during construction	(8,320)	(4,458)	(3,063)
Deferred income taxes	(34,191)	20,492	43,675
Deferred fuel costs	11,909	(7,215)	9,899
Changes in assets and liabilities
Accounts receivable	(25,696)	(23,306)	(13,681)
Accounts receivable, affiliate	1,865	2,612	6,195
Unbilled revenue	(2,129)	(274)	4,481
Fuel inventory and materials and supplies	(44,995)	22,192	(13,698)
Prepayments	2,745	228	1,323
Accounts payable	11,005	9,140	(20,575)
Accounts payable, affiliate	1,349	(3,639)	(3,990)
Customer deposits	12,381	10,675	12,162
Provision for merger commitments	(12,971)	21,964	—
Postretirement benefit obligations	4,849	5,076	7,405
Regulatory assets and liabilities, net	10,544	17,506	18,793
Other deferred accounts	(8,137)	(21,818)	(15,991)
Taxes accrued	44,101	(29,535)	36,287
Interest accrued	(59)	(671)	(1,412)
Other operating	2,241	(1,307)	(441)
Net cash provided by operating activities	287,078	215,757	366,538
Investing activities
Additions to property, plant, and equipment	(235,252)	(186,143)	(156,357)
Allowance for equity funds used during construction	8,320	4,458	3,063
Proceeds from sale of property, plant, and equipment	4,078	2,698	—
Reimbursement for property loss	187	3,212	—
Contributions to equity investment in investee	—	(2,450)	(2,290)
Transfer of cash from (to) restricted accounts, net	13,332	(21,037)	(1,341)
Other investing	500	622	881
Net cash used in investing activities	(208,835)	(198,640)	(156,044)
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2017 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016	2015
Financing activities
Draws on credit facility	106,000	15,000	63,000
Payments on credit facility	(106,000)	(15,000)	(83,000)
Issuances of long-term debt	125,000	330,000	75,000
Repayments of long-term debt	(17,896)	(326,814)	(100,824)
Contribution from parent	—	50,000	—
Distributions to parent	(135,000)	(110,000)	(135,000)
Other financing	(2,013)	(4,526)	(3,127)
Net cash used in financing activities	(29,909)	(61,340)	(183,951)
Net increase (decrease) in cash and cash equivalents	48,334	(44,223)	26,543
Cash and cash equivalents at beginning of period	21,482	65,705	39,162
Cash and cash equivalents at end of period	$69,816	$21,482	$65,705

Supplementary cash flow information
Interest paid, net of amount capitalized	$65,984	$92,585	$74,219
Income taxes refunded, net	$—	$(485)	$(27)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$30,883	$16,755	$7,249
Non-cash additions to property, plant, and equipment	$3,015	$—	$184
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2014	$1,563,146	$(17,288)	$1,545,858
Distributions to parent	(135,000)	—	(135,000)
Net income	141,350	—	141,350
Other comprehensive income, net of tax	—	196	196
Balances, Dec. 31, 2015	$1,569,496	$(17,092)	$1,552,404
Contribution from parent	50,000	—	50,000
Distributions to parent	(110,000)	—	(110,000)
Net income	39,128	—	39,128
Other comprehensive income, net of tax	—	3,670	3,670
Balances, Dec. 31, 2016	$1,548,624	$(13,422)	$1,535,202
Distributions to parent	(135,000)	—	(135,000)
Net income	150,738	—	150,738
Other comprehensive loss, net of tax	—	(261)	(261)
Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Business Combinations	Cleco
Note 4	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 5	Jointly Owned Generation Units	Cleco and Cleco Power
Note 6	Fair Value Accounting	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Common Stock	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Disclosures about Segments	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Operating Leases	Cleco and Cleco Power
Note 15	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 16	Affiliate Transactions	Cleco and Cleco Power
Note 17	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 18	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 19	Miscellaneous Financial Information (Unaudited)	Cleco and Cleco Power
Note 20	Subsequent Event - Plan of Acquisition	Cleco

Notes to the Financial Statements

Note 1 — The Company
Cleco is composed of the following:

•
Cleco Power, a regulated electric utility subsidiary, which owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 290,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity that is consolidated with Cleco Power in its financial statements.

•	Cleco’s other operations consist of the following:

◦	Cleco Holdings, a holding company,

◦	Support Group, a shared services subsidiary,

◦	Diversified Lands, an investment subsidiary, and

◦	Attala and Perryville, two subsidiaries that owned and operated transmission interconnection facilities prior to the assets being sold by Cleco on December 29, 2017.

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
On February 6, 2018, Cleco Energy entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central. For more information on the Purchase and Sale Agreement and related transactions, see Note 20 — “Subsequent Event - Plan of Acquisition.”

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

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill is assessed annually or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. For more information on goodwill, see Note 17 — “Intangible Assets and Goodwill.”

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

CLECO
CLECO POWER	2017 FORM 10-K

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
In March 2017, Cleco Power recorded a $0.6 million increase to its ARO for the retirement of certain ash management areas. Cleco Power will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As this additional information becomes available, Cleco Power will update the ARO balance for these changes in estimates. At December 31, 2017, management’s analysis confirmed that no additional adjustments were needed to update Cleco Power’s ARO balance.
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
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. The amounts of unamortized computer software costs on Cleco’s Consolidated Balance Sheets at December 31, 2017, and 2016 were $7.9 million and $10.0 million, respectively. The amounts of unamortized computer software costs on Cleco Power’s Consolidated Balance Sheets at December 31, 2017, and 2016 were $6.6 million and $8.2 million, respectively. Amortization of capitalized computer software costs charged to expense in Cleco and Cleco Power’s Consolidated Statements of Income for the years ending December 31, 2017, 2016, and 2015 is shown in the following tables:

Cleco
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Amortization	$2,367	$2,351	$921	$2,194

CLECO
CLECO POWER	2017 FORM 10-K

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016	2015
Amortization	$1,887	$2,405	$1,718

Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power for 2017 was 2.72%. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power for both 2016 and 2015 was 2.68%.
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

CATEGORY	YEARS
Utility Plants
Generation	10	–	95
Distribution	15	–	50
Transmission	5	–	55
Other utility plant	5	–	45
Other property, plant, and equipment	5	–	45

At December 31, 2017, and 2016, Cleco and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2017	2016
Utility plants
Generation	$1,908,344	$1,866,601
Distribution	1,015,472	955,126
Transmission	512,428	503,996
Other utility plant	153,900	146,976
Other property, plant, and equipment	4,381	3,882
Total property, plant, and equipment	3,594,525	3,476,581
Accumulated depreciation	(192,348)	(75,816)
Net property, plant, and equipment	$3,402,177	$3,400,765

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2017	2016
Regulated utility plants
Generation	$2,442,987	$2,406,572
Distribution	1,462,193	1,405,703
Transmission	725,199	719,052
Other utility plant	263,105	259,238
Total property, plant, and equipment	4,893,484	4,790,565
Accumulated depreciation	(1,712,590)	(1,618,241)
Net property, plant, and equipment	$3,180,894	$3,172,324

During 2017, Cleco Power’s regulated utility property, plant, and equipment increased primarily due to general rehabilitation of transmission, distribution, and generation assets.

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2017, and 2016, Cleco Power had deferred $3.2 million and $5.0 million, respectively, for projects that are in the initial stages of development. These amounts are classified as Other deferred charges on Cleco Power’s Consolidated Balance Sheets.

Fuel Inventory and Materials and Supplies
Fuel inventory consists primarily of petroleum coke, coal, limestone, lignite, and natural gas used to generate electricity.
Materials and supplies consists of transmission and distribution line construction and repair materials. It also consists of generating station and transmission and distribution substation repair materials.
Both fuel inventory and materials and supplies are recorded at the lower of cost or market value using the average cost method and are issued from stock using the average cost of existing stock. Materials and supplies are recorded when purchased and subsequently charged to expense or capitalized to property, plant, and equipment when installed.

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

Financing Receivables
At December 31, 2016, Cleco, through Perryville and Attala had a combined net investment in direct financing lease long-term assets of $13.5 million. Each subsidiary leased its respective transmission assets to a single counterparty. Both counterparties were considered credit worthy and paid their obligations when due, thus, no allowance for credit loss was recognized. On December 29, 2017, Cleco sold the previously leased assets to the respective counterparties. The sales price was comparable to the net book value of the transmission assets.

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

CLECO
CLECO POWER	2017 FORM 10-K

2017, and 2016, the general liability and workers compensation reserves together were $4.5 million and $4.6 million, respectively.
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
	AT DEC. 31,
(THOUSANDS)	2017	2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,597	$9,213
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	3,284	12,671
Total current	13,081	23,084
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	14,456	17,379
Cleco Power’s charitable contributions	3,575	4,179
Cleco Power’s rate credit escrow	2,029	1,831
Total non-current	20,081	23,410
Total restricted cash and cash equivalents	$33,162	$46,494

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2017	2016
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,597	$9,213
Charitable contributions	1,200	1,200
Rate credit escrow	3,284	12,671
Total current	13,081	23,084
Non-current
Future storm restoration costs	14,456	17,379
Charitable contributions	3,575	4,179
Rate credit escrow	2,029	1,831
Total non-current	20,060	23,389
Total restricted cash and cash equivalents	$33,141	$46,473

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2016, to December 31, 2017, was due to Cleco Katrina/Rita using $9.1 million and $8.8 million in March and September 2017, respectively, for scheduled storm recovery bond principal payments and $1.9 million and $1.7 million, respectively, for related interest payments, partially offset by collecting $20.9 million net of administration fees.

In April 2016, in accordance with the Merger Commitments, Cleco Power established a $6.0 million charitable contribution fund to be disbursed over five years and deposited $136.0 million of rate credit funds into an escrow account. In April 2016, the LPSC voted to issue the rate credits equally to customers with service as of June 30, 2016, beginning in July 2016. As of December 31, 2017, $1.3 million of the charitable contributions and $130.8 million of the rate credits had been released from restricted cash.

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
Cleco evaluates for impairments of equity method investments at each balance sheet date to determine if events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2017, 2016, or 2015. For more information on Cleco’s equity investments, see Note 13 — “Variable Interest Entities.”

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

CLECO
CLECO POWER	2017 FORM 10-K

Investment Tax Credits
Investment tax credits, which were deferred for financial statement purposes, are amortized as a reduction to income tax expense over the estimated service lives of the properties that gave rise to the credits.

NMTC Fund
In 2008, Cleco Holdings and US Bancorp Community Development Corporation (USBCDC) formed the NMTC Fund. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. By using the cost method for investments, the gross investment amortization expense of the NMTC Fund will be recognized over a ten-year period, which is projected to be completed by the end of 2018. The grants received under Section 1603, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash reduce the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.
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

Unbilled Revenue
Cleco Power accrues estimated revenue monthly for energy used by customers but not yet billed. The monthly estimated unbilled revenue amounts are recorded as unbilled revenue and a receivable. Cleco Power uses actual customer energy consumption data available from AMI to calculate unbilled revenues.

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

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 11.07% on a pretax basis (6.81% net of tax) for 2017, 11.94% on a pretax basis (7.39% net of tax) for 2016, and 11.46% on a pretax basis (7.09% net of tax) for 2015.

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

CLECO
CLECO POWER	2017 FORM 10-K

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. In June 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. This proposal was submitted to the LPSC on July 28, 2017. An ALJ was assigned to the docket and a status conference was held on October 3, 2017. A procedural schedule was determined and on January 23, 2018, Cleco Power filed to suspend the procedural schedule. Cleco Power expects a new procedural schedule to be established by the end of the first quarter of 2018. On February 14, 2018, Cleco Power received data requests from the LPSC for the gas hedging docket with responses due March 1, 2018. There were no open natural gas positions at December 31, 2017, or 2016.
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
Cleco and Cleco Power may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For the years ended December 31, 2017, and 2016, Cleco did not enter into any contracts to mitigate the volatility in interest rate risk.

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
In May 2014, FASB amended the accounting guidance for revenue recognition. The amended guidance affects entities that enter into contracts with customers for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity must identify the performance obligations in a contract and the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this update also require extensive disclosure of sufficient information to allow users to understand the nature, amount, timing, and uncertainty of revenue and cash flow arising from contracts. Additional disclosure requirements include disaggregated revenue, reconciliation of contract balances, the entity’s performance obligations and remaining performance obligations, significant judgments used, costs to obtain or fulfill a contract and the use of practical expedients. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Cleco will implement the amended guidance under the modified retrospective approach, which allows companies to apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules. Management does not expect a cumulative adjustment as a result of implementation. Management did not identify any changes from the new standard that would have a material impact on the results of operations, financial condition, or cash flows of the Registrants. Management determined that the majority of the Registrants’ revenue is in scope of the new guidance. Revenues considered to be out of scope for the new standard

CLECO
CLECO POWER	2017 FORM 10-K

include lease revenue, SSR revenue, alternative revenue programs as defined by the regulated operations accounting guidance, and energy-related transactions that qualify as derivative contracts. The majority of sales, including energy provided to residential customers, are from tariff offerings that provide electricity supplied and billed in that period. As such, management does not expect significant changes in the timing or pattern of revenue recognition for such sales, as the majority of these sales will be recognized under the invoice practical expedient. Management’s evaluation of long-term contracts with industrial and wholesale customers also concluded that there will not be a significant shift in the timing or pattern of revenue recognition for these revenue streams, as the majority of these sales will also be recognized under the invoice practical expedient.
In February 2016, FASB amended the guidance to account for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes practical expedients that may be elected by entities. Management expects to elect these practical expedients which will permit the Registrants to retain its current lease assessment and classifications for existing leases at the effective date and to not apply the new guidance to land easements that exist or expire before the effective date. Management is currently working through an adoption plan which includes the evaluation of lease contracts, new business processes, including changes to current recordkeeping systems, and the need for additional internal controls. Other than an expected increase in assets and liabilities, the full impact of the amended guidance has not been determined. Management will continue to evaluate the impact of this guidance, including any additional clarifying amendments issued during implementation. The amended guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In August 2016, FASB amended the guidance for certain cash flow issues with the objective of reducing existing diversity in practice. This guidance affects the cash flow classification related to certain types of transactions including debt, contingent consideration, proceeds from the settlement of insurance claims, and distributions from equity method investees. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. This amendment should be applied using a retrospective transition method to each period presented. This guidance will impact the presentation of the cash flow statement but will not have an impact on the results of operations or financial condition of the Registrants.
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
In January 2017, FASB amended the accounting guidance to simplify the measurement of a goodwill impairment loss. The amended guidance eliminates step two of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Cleco elected to early adopt this guidance effective January 1, 2018. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In March 2017, FASB amended guidance related to defined benefit pension and other postretirement benefit plans. The new amendment requires an entity to present service cost in the same line item as other current employee compensation costs and to present the remaining components of net benefit cost in a separate line item outside of operating items. The amendment also allows only the service cost component of net benefit cost to be eligible for capitalization within property, plant, and equipment. The non-service costs will continue to be capitalized and recovered from ratepayers as approved by FERC. Beginning January 1, 2018, the non-service costs capitalized for ratemaking purposes are reflected as a regulatory asset or liability for GAAP. The adoption of this guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those years. This amendment will be applied retrospectively for the presentation of the service cost in the income statement while the capitalization of the service cost will be applied

CLECO
CLECO POWER	2017 FORM 10-K

prospectively. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In May 2017, FASB amended guidance related to service concession arrangements. The amendment clarifies that the grantor, rather than the third-party users, is the customer of the operation services in all cases for service concession arrangements. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Management does not expect this guidance to have an impact on the results of operations, financial condition, or cash flows of the Registrants.
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
The excess of the purchase price over the estimated fair value of assets acquired and the liabilities assumed was $1.49

CLECO
CLECO POWER	2017 FORM 10-K

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
The valuations performed in the second quarter of 2016 to estimate the fair value of assets acquired and liabilities assumed were considered preliminary as a result of the short time period between the closing of the Merger and the end of the second quarter of 2016. During the third quarter of 2016, valuations were performed for the valuation and assessment of the postretirement benefit plans as of April 13, 2016, and the economic useful life of the Cleco trade name. Cleco completed its evaluation and determination of the fair value of certain assets and liabilities acquired as of December 31, 2016. There were no adjustments to those amounts during the year ended December 31, 2017. While management believes the positions reflected on the income tax returns are reasonable, see Note 10 — “Income Taxes — Uncertain Tax Positions” for a discussion on the status of tax audits.

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

CLECO
CLECO POWER	2017 FORM 10-K

The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
	AT DEC. 31,		REMAINING RECOVERY PERIOD
(THOUSANDS)	2017	2016
Total federal regulatory liability — income taxes	$(64,205)	$(635)
Total state regulatory asset — income taxes	142,788	112,751
2017 tax reform	(348,590)	—
AFUDC	129,953	126,335
Total investment tax credit	(372)	(1,002)
Total regulatory (liabilities) assets — deferred taxes, net	(140,426)	237,449	*
Mining costs	3,823	6,372	1.5 yrs.
Interest costs	4,499	4,860	*
AROs (1)	2,762	2,096	*
Postretirement costs (1)	142,764	145,268	*
Tree trimming costs	7,193	5,549	*
Training costs	6,552	6,708	42 yrs.
Surcredits, net (2)	2,173	5,876	*
AMI deferred revenue requirement	4,227	4,772	8 yrs.
Emergency declarations	4,131	—	2.5 yrs.
Production operations and maintenance expenses	8,625	13,999	*
AFUDC equity gross-up (2)	71,205	70,423	*
Acadia Unit 1 acquisition costs	2,336	2,442	22 yrs.
Financing costs	8,293	8,663	*
Biomass costs	—	18	—
MISO integration costs	468	1,404	0.5 yr.
Coughlin transaction costs	968	999	31.5 yrs.
Corporate franchise tax	153	1,308	*
MATS Costs	2,564	4,270	0.5 yr.
Other	484	710	*
Total regulatory assets	273,220	285,737
Accumulated deferred fuel	13,980	20,787	*
Total regulatory assets, net	$146,774	$543,973
(1)Represents regulatory assets in which cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.
(2)Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2017. All other assets are earning a return on investment.
* For information related to the remaining recovery periods, refer to the following disclosures for each specific regulatory asset.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	AT DEC. 31,
(THOUSANDS)	2017	2016
Total Cleco Power regulatory assets, net	$146,774	$543,973
Cleco Merger adjustments (1)
Fair value of long-term debt	147,145	155,776
Postretirement costs	21,375	23,362
Financing costs	8,623	8,966
Debt issuance costs	6,665	7,606
Total Cleco regulatory assets, net	$330,582	$739,683
(1)Cleco regulatory assets include acquisition accounting adjustments as a result of the Merger.

Income Taxes
The regulatory assets and liabilities recorded for deferred income taxes represent the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid. The amounts deferred are attributable to differences between book and tax recovery periods. On December 22,

2017, the President signed the TCJA. Changes in the Tax Code from the TCJA had a material impact on the Registrants’ financial statements in 2017. Tax effects of changes in tax laws must be recognized in the period in which the law is enacted. Also, deferred tax assets and liabilities must be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. As a result, at the date of enactment, the Registrants’ deferred taxes were remeasured based upon the new tax rate and a regulatory liability of $348.6 million was recorded. For more information on the TCJA, see Note 10 — “Income Taxes.”

Mining Costs
Cleco Power operates a generating unit jointly owned with SWEPCO that uses lignite as its primary fuel source.
Cleco Power, along with SWEPCO, maintains a lignite mining agreement with DHLC, the operator of the Dolet Hills Mine. As ordered by the LPSC, Cleco Power’s retail customers received fuel cost savings through the year 2011, while actual mining costs above a certain percentage of the benchmark price were deferred. These deferred costs could be recovered from retail customers through the FAC only when the actual mining costs were below a certain percentage of the benchmark price.
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over 11.5 years. In connection with its 2009 approval of the Oxbow Lignite Mine acquisition, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the previously authorized recovery of the legacy deferred fuel balance.

Interest Costs
Cleco Power’s deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC. These costs are being amortized over the estimated lives of the respective assets.

AROs
Cleco Power has recorded an ARO liability for the retirement of certain ash disposal facilities. The ARO regulatory asset represents the accretion of the ARO liability and the depreciation of the related assets. For more information on the accounting treatment of Cleco Power’s AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs.”

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately 10 years as of December 31, 2017, for Cleco’s plan) when it exceeds certain

CLECO
CLECO POWER	2017 FORM 10-K

thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 9 — “Pension Plan and Employee Benefits.”

Tree Trimming Costs
In April 2013, the LPSC approved Cleco Power’s request to expend and defer up to $8.0 million in tree management costs. Cleco Power requested authorization to defer actual expenditures as a regulatory asset through the completion date of the tree extraction effort. In February 2015, Cleco Power completed the tree extraction and began amortizing the additional charges over a 3.5-year period.
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

Training Costs
In 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for training costs associated with existing processes and technology for new employees at Madison Unit 3. Recovery of these expenditures was approved by the LPSC in 2009. In 2010, Cleco Power began amortizing the regulatory asset over a 50-year period.

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
Cleco Power recorded a true-up to the surcredits to reflect the actual tax deductions allowed by the IRS for storm damages and uncertain tax positions. As a result of the true-ups, Cleco Power has recorded a regulatory asset that represents excess surcredits refunded to customers that will be collected from ratepayers in future periods. These amounts are being collected and amortized over a four-year period, through 2018.
As a result of a settlement with the LPSC, Cleco Power is required to implement a surcredit when funds are withdrawn from the restricted storm reserve. In November 2017, Cleco Power withdrew $4.0 million from the restricted storm reserve to pay for storm damages, resulting in the establishment of a new surcredit. This surcredit will be utilized to partially replenish the storm reserve.

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

Production Operations and Maintenance Expenses
Cleco Power defers, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $45.0 million annually (deferral threshold). The amount of the regulatory asset is capped at $23.0 million. The LPSC allows Cleco Power to recover the amount deferred in any calendar year over the following three year regulatory period, beginning on July 1, when the annual rates are set. In December 2016 and 2017, Cleco Power deferred $7.3 million, and $0.4 million, respectively, as a regulatory asset.

AFUDC Equity Gross-Up
Cleco Power capitalizes equity AFUDC as a cost component of construction projects. Cleco Power has recorded a regulatory asset to recover the tax gross-up related to the equity component of AFUDC. These costs are being amortized over the estimated lives of the respective assets constructed.

Acadia Unit 1 Acquisition Costs
In 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of the acquisition by Cleco Power of Acadia Unit 1 and half of Acadia Power Station’s related common facilities. The Acadia Unit 1 acquisition costs are being recovered over a 30-year period beginning February 2010.

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

CLECO
CLECO POWER	2017 FORM 10-K

Biomass Costs
In November 2011, the LPSC approved Cleco Power’s request to establish a regulatory asset for the non-fuel, non-capital portion of costs incurred to conduct a test burn of biomass fuel at Madison Unit 3. In August 2012, Cleco Power began amortizing these costs over a five-year period. As of July 31, 2017 these costs are fully amortized.

MISO Integration Costs
In June 2014, the LPSC approved Cleco Power’s request to recover the non-capital integration costs associated with Cleco Power joining MISO. The MISO integration costs are being recovered over a four-year period beginning July 2014.

Coughlin Transaction Costs
In January 2014, the LPSC authorized Cleco Power to create a regulatory asset for the transaction costs related to the transfer of Coughlin from Evangeline to Cleco Power. The Coughlin transaction costs are being recovered over a 35-year period beginning July 2014.

Corporate Franchise Tax
As part of the FRP extension approved by the LPSC in June 2014, Cleco Power was authorized to recover through a rider the retail portion of state corporate franchise taxes paid. In 2017 and 2016, Cleco Power’s net retail portion of franchise taxes paid was $1.3 million and $2.5 million, respectively. The retail portion of state corporate franchise taxes paid each year will be recovered over 12 months beginning July 1 of the following year.

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

Other
In 2014, the LPSC approved Cleco Power’s FRP extension which authorized the recovery of previously deferred costs incurred as a result of Cleco Power’s FRP extension filing, the 2003 through 2008 fuel audit, and a biomass study. These costs were recovered over a three-year period and were fully amortized as of June 30, 2017. In 2015, the LPSC approved the recovery of costs incurred as a result of Cleco Power’s 2009 through 2013 fuel audit. The 2009 through 2013 fuel audit costs and the IRP costs are being recovered over a three-year period beginning July 2016.
In March 2016, flooding occurred at the Toledo Bend Dam where Cleco Power receives capacity from the hydroelectric generators through a long-term contract. As part of the contract, Cleco Power is responsible for its allocated portion of $0.9 million of the insurance deductible for flood damages. These costs are being recovered over 12 months beginning July 1, 2017.

Accumulated Deferred Fuel
The cost of fuel used for electric generation and power purchased for utility customers are recovered through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. For 2017, approximately 76% of Cleco Power’s total fuel cost was regulated by the LPSC.
Accumulated deferred fuel decreased $6.8 million from December 31, 2016. Of this amount, $16.0 million was due to the timing of collections, partially offset by $5.7 million for fuel surcharges and a $3.5 million increase in the mark-to-market value on FTRs.

Cleco Holdings’ Merger Adjustments
As a result of the Merger, Cleco implemented acquisition accounting, which eliminated AOCI at the Cleco consolidated level on the date of the Merger. Cleco will continue to recover expenses related to certain postretirement costs; therefore, Cleco recognized a regulatory asset based on its determination that these costs can continue to be collected from customers. These costs will be amortized to Other operations expense over the average remaining service period of participating employees. Cleco will also continue to recover financing costs associated with the settlement of two treasury rate locks and a forward starting swap contract that were previously recognized in AOCI. Additionally, as a result of the Merger, a regulatory asset was recorded for debt issuance costs that were eliminated at Cleco and a regulatory asset was recorded for the difference between the carrying value and the fair value of long-term debt. These regulatory assets are being amortized over the terms of the related debt issuances, unless the debt is redeemed prior to maturity, at which time any unamortized related regulatory asset will be derecognized. On March 1, 2017, Cleco completed the repayment of the first of two tranches of its Cleco Katrina/Rita storm recovery bonds issued in March 2008. As a result, the fair value adjustments for the redeemed long-term debt and the related unamortized debt issuance cost of $0.7 million on Cleco’s Consolidated Balance Sheets were derecognized.

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
At December 31, 2017, the investment in and accumulated depreciation for each generating unit on Cleco and Cleco Power’s Consolidated Balance Sheets were as follows:

CLECO
CLECO POWER	2017 FORM 10-K

Cleco
		AT DEC. 31, 2017
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS	TOTAL
Utility plant in service	$72,129	$185,156	$257,285
Accumulated depreciation	$3,111	$15,094	$18,205
Construction work in progress	$436	$4,657	$5,093
Ownership interest percentage	30%	50%
Nameplate capacity (MW)	523	650
Ownership interest (MW)	157	325

Cleco Power
		AT DEC. 31, 2017
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS	TOTAL
Utility plant in service	$146,309	$402,653	$548,962
Accumulated depreciation	$77,291	$232,590	$309,881
Construction work in progress	$436	$4,657	$5,093
Ownership interest percentage	30%	50%
Nameplate capacity (MW)	523	650
Ownership interest (MW)	157	325

Note 6 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2017, and December 31, 2016, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
	2017		2016
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,866,955	$2,921,325	$2,768,149	$2,754,518
* The carrying value of long-term debt does not include deferred issuance costs of $11.6 million in 2017 and $11.7 million in 2016.

Cleco Power
	AT DEC. 31,
	2017		2016
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,369,810	$1,535,234	$1,262,373	$1,418,693
* The carrying value of long-term debt does not include deferred issuance costs of $9.1 million in 2017 and $9.4 million in 2016.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$144,302	$—	$144,302	$—	$66,410	$—	$66,410	$—
FTRs	7,396	—	—	7,396	7,884	—	—	7,884
Total assets	$151,698	$—	$144,302	$7,396	$74,294	$—	$66,410	$7,884
Liability Description
FTRs	352	—	—	352	201	—	—	201
Total liabilities	$352	$—	$—	$352	$201	$—	$—	$201

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE:
(THOUSANDS)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$95,681	$—	$95,681	$—	$65,089	$—	$65,089	$—
FTRs	7,396	—	—	7,396	7,884	—	—	7,884
Total assets	$103,077	$—	$95,681	$7,396	$72,973	$—	$65,089	$7,884
Liability Description
FTRs	352	—	—	352	201	—	—	201
Total liabilities	$352	$—	$—	$352	$201	$—	$—	$201

CLECO
CLECO POWER	2017 FORM 10-K

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Beginning balance	$7,683	$3,458	$7,398
Unrealized (losses) gains*	(1,392)	3,119	(1,031)
Purchases	23,941	12,896	2,070
Settlements	(23,188)	(11,790)	(4,979)
Ending balance	$7,044	$7,683	$3,458
* Unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco and Cleco Power's Consolidated Balance Sheets.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016
Beginning balance	$7,683	$7,398
Unrealized (losses) gains*	(1,392)	2,088
Purchases	23,941	14,966
Settlements	(23,188)	(16,769)
Ending balance	$7,044	$7,683
* Unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco and Cleco Power's Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of December 31, 2017:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at December 31, 2017	$7,396	$352	RTO auction pricing	FTR price - per MWh	$(2.95)	$6.33
FTRs at December 31, 2016	$7,884	$201	RTO auction pricing	FTR price - per MWh	$(3.61)	$6.04

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
At December 31, 2017, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $111.1 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017, and $20.0 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $62.5 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017, and $18.7 million, $23.1 million, and $23.3 million, respectively, at December 31, 2016. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power.

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
During the years ended December 31, 2017, and 2016, Cleco did not experience any transfers between levels within the fair value hierarchy.

CLECO
CLECO POWER	2017 FORM 10-K

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2017, and 2016:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2017	AT DEC. 31, 2016
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$7,396	$7,884
Current	Energy risk management liabilities	352	201
Commodity-related contracts, net		$7,044	$7,683

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years December 31, 2017, 2016, and 2015:

Cleco
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		SUCCESSOR		PREDECESSOR
(THOUSANDS)	DERIVATIVES LINE ITEM	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Commodity contracts
FTRs(1)	Electric operations	$44,181	$30,915	$8,563	$50,594
FTRs(1)	Power purchased for utility customers	(26,017)	(14,941)	(5,761)	(27,509)
Total		$18,164	$15,974	$2,802	$23,085
(1) For the year ended December 31, 2017, unrealized losses associated with FTRs of $1.4 million were reported through Accumulated deferred fuel on the balance sheet. For the periods January 1, 2016 - April 12, 2016, and April 13, 2016 - December 31, 2016, unrealized (losses) gains associated with FTRs of $(1.0) million and $3.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the year ended December 31, 2015, unrealized losses associated with FTRs of $1.5 million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2017	2016	2015
Commodity contracts
FTRs(1)	Electric operations	$44,181	$39,478	$50,594
FTRs(1)	Power purchased for utility customers	(26,017)	(20,702)	(27,509)
Total		$18,164	$18,776	$23,085
(1) For the years ended December 31, 2017, 2016, and 2015, unrealized (losses) gains associated with FTRs of $(1.4) million, $2.1 million, and $(1.5) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

The total volume of FTRs that Cleco Power had outstanding at December 31, 2017, and 2016 was 9.0 million MWh and 14.4 million MWh, respectively.

CLECO
CLECO POWER	2017 FORM 10-K

Note 7 — Debt
Cleco Power’s total indebtedness as of December 31, 2017, and 2016 was as follows:

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2017	2016
Bonds
Senior notes, 2.94%, due 2022	$25,000	$—
Senior notes, 3.08%, due 2023	100,000	—
Senior notes, 3.68%, due 2025	75,000	75,000
Senior notes, 3.47%, due 2026	130,000	130,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	200,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, 2.00%, due 2038, mandatory tender in 2020	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Katrina/Rita’s storm recovery bonds, 4.41%, due 2020	—	1,115
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	50,819	67,600
Total bonds	1,375,819	1,268,715
Other long-term debt
Barge lease obligations	—	1,819
Gross amount of long-term debt	1,375,819	1,270,534
Less: long-term debt due within one year	19,193	17,896
Less: lease obligations classified as long-term debt due within one year	—	1,819
Unamortized debt discount	(6,010)	(6,342)
Unamortized debt issuance costs	(9,141)	(9,421)
Total long-term debt, net	$1,341,475	$1,235,056

Cleco’s total indebtedness as of December 31, 2017, and 2016 was as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2017	2016
Total Cleco Power long-term debt, net	$1,341,475	$1,235,056
Cleco Holdings’ long-term debt, net
Senior notes, 3.250%, due 2023	165,000	165,000
Senior notes, 3.743%, due 2026	535,000	535,000
Senior notes, 4.973%, due 2046	350,000	350,000
Bank term loan, variable rate, due 2021	300,000	300,000
Unamortized debt issuance costs	(2,516)	(2,261)
Fair value adjustment	147,146	155,776
Total Cleco long-term debt, net	$2,836,105	$2,738,571

The principal amounts payable under long-term debt agreements for each year through 2022 and thereafter are as follows:

(THOUSANDS)	CLECO	CLECO POWER
For the year ending Dec. 31,
2018	$19,193	$19,193
2019	$20,571	$20,571
2020	$11,055	$11,055
2021	$300,000	$—
2022	$25,000	$25,000
Thereafter	$2,350,000	$1,300,000

Cleco Power Debt
Cleco Power had no short-term debt outstanding at December 31, 2017, and 2016.
At December 31, 2017, Cleco Power’s long-term debt outstanding was $1.36 billion, of which $19.2 million was due within one year. The long-term debt due within one year at December 31, 2017, represents principal payments for the Cleco Katrina/Rita storm recovery bonds.
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
On December 18, 2017, Cleco Power entered into a note purchase agreement for the issuance and sale in a private placement of $175.0 million aggregate principal amount of senior notes. The senior notes will be issued in two tranches. The first tranche was issued on December 18, 2017, with principal amounts of $25.0 million at an interest rate of 2.94% and $100.0 million at an interest rate of 3.08%, with final maturity dates of December 16, 2022, and 2023, respectively. The second tranche is anticipated to be issued on March 26, 2018, for $50.0 million at an interest rate of 3.17%, with a final maturity date of December 16, 2024. The proceeds from the issuance and sale were used and are anticipated to be used for capital investments and general utility purposes.

Cleco Debt
Cleco had no short-term debt outstanding at December 31, 2017, and 2016.
At December 31, 2017, Cleco’s long-term debt outstanding was $2.86 billion, of which $19.2 million was due within one year. The long-term debt due within one year at December 31, 2017, represents principal payments for the Cleco Katrina/Rita storm recovery bonds.
In May 2016, Cleco Holdings completed the private sale of $535.0 million of aggregate principal of its 3.743% senior notes due May 1, 2026, and $350.0 million aggregate principal amount of its 4.973% senior notes due May 1, 2046. The proceeds from the issuance and sale of these notes were used to repay a portion of the $1.35 billion Acquisition Loan Facility entered into in connection with the completion of the Merger. On April 28, 2017, Cleco Holdings completed an exchange offer for all of its then outstanding 3.743% and 4.973% senior notes, which were not registered under the Securities Act, for an equal principal amount of newly issued 3.743% senior notes due May 1, 2026, and 4.973% senior notes due May 1, 2046, that were registered under the Securities Act. Cleco Holdings did not receive any proceeds from the exchange offer.

Credit Facilities
At December 31, 2017, Cleco had two separate revolving credit facilities, one for Cleco Holdings and one for Cleco Power, with a maximum aggregate capacity of $400.0 million.
At December 31, 2017, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus

CLECO
CLECO POWER	2017 FORM 10-K

commitment fees of 0.125%. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2017, $888.9 million of Cleco Power’s member’s equity was unrestricted. If Cleco Power were to default under its credit facility or any other debt agreements, Cleco Holdings would be considered to be in default under its facility. At December 31, 2017, Cleco Power was in compliance with the covenants in its credit facility.
At December 31, 2017, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. The borrowing costs under Cleco Holdings’ new credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. Under covenants contained in Cleco Holdings’ credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2017, $721.5 million of Cleco’s member’s equity was unrestricted. At December 31, 2017, Cleco Holdings was in compliance with the covenants of its credit facility.

Note 8 — Common Stock

Stock-Based Plan Descriptions and Share Information
Prior to the completion of the Merger, Cleco had two stock-based compensation plans: the ESPP and the LTIP. As a result of the completion of the Merger, the ESPP and the LTIP were terminated. For more information about the Merger, see Note 3 — “Business Combinations.”

LTIP
Prior to the completion of the Merger, stock options, restricted stock, also known as non-vested stock, common stock equivalent units, and stock appreciation rights were available to be granted or awarded to certain officers, key employees, or directors of Cleco Corporation and its affiliates under the LTIP. During 2015, Cleco granted 9,611 shares of stock to directors of Cleco pursuant to the 2010 LTIP. All of these shares vested immediately upon award and were issued from shares previously purchased through Cleco’s common stock repurchase program. As stated above, the LTIP plan was terminated upon completion of the Merger.

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
The fair value of shares of non-vested stock that vested during the predecessor period January 1, 2016, through April 12, 2016, was $10.1 million. The fair value of shares of non-vested stock that vested during the predecessor year ended December 31, 2015, was $3.3 million.
The fair value of shares of non-vested stock granted during 2015 under the LTIP was estimated on the date of grant and the expense was calculated using the Monte Carlo simulation model with the assumptions listed in the following table:

PREDECESSOR
FOR THE YEAR ENDED DEC. 31, 2015
Expected term (in years) (1)	3.0
Volatility of Cleco stock (2)	15.8%
Correlation between Cleco stock volatility and peer group	63.1%
Expected dividend yield	2.9%
Weighted average fair value (Monte Carlo model)	$45.60
(1) The expected term was based on the service period of the award.
(2) The volatility rate is based on historical stock prices over an appropriate period, generally equal to the expected term.

Stock-Based Compensation
During 2016 and 2015, Cleco did not modify any of the terms of outstanding awards. Cleco recognized stock-based compensation expense for these provisions in accordance with the non-substantive vesting period approach.
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
During the predecessor period January 1, 2016, through April 12, 2016, and the predecessor year ended December 31, 2015, Cleco reported pretax compensation expense of $3.2 million and $6.1 million, respectively, on non-vested stock with a related tax benefit of $1.2 million and $2.4 million, respectively. In April 2016, Cleco incurred $2.3 million of merger expense due to accelerated vesting of the LTIP shares.
For the predecessor period January 1, 2016, through April 12, 2016, and the predecessor year ended December 31, 2015, compensation expense included in Cleco’s Consolidated Statements of Income related to non-forfeitable

CLECO
CLECO POWER	2017 FORM 10-K

dividends paid on non-vested stock that was not expected to vest was less than $0.1 million and $0.1 million, respectively.
During the years ended December 31, 2016, and 2015, Cleco Power reported pretax compensation expense of $1.0 million and $2.0 million, respectively, on non-vested stock with a related tax benefit of $0.4 million and $0.8 million, respectively.
The ESPP did not contain optionality features beyond those listed by the authoritative guidance on stock-based compensation. Therefore, Cleco was not required to recognize a fair-value expense related to the ESPP.
The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco’s Consolidated Balance Sheets for the predecessor period January 1, 2016, through April 12, 2016, and the predecessor year ended December 31, 2015, was $0.6 million and $0.8 million, respectively. The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco Power’s Consolidated Balance Sheets for the years ended December 31, 2016, and 2015 was $0.6 million and $0.7 million, respectively.

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2017 and 2016, nor does it expect to make any in 2018. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. Based on current funding assumptions, management estimates that $8.3 million in pension contributions will be required through 2022. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees and their dependents may be eligible to receive medical, dental, vision, and life insurance benefits (other benefits). Cleco recognizes the expected cost of these other benefits during the periods in which the benefits are earned.
The employee pension plan and other benefits plan obligation, plan assets, and funded status at December 31, 2017, and 2016 are presented in the following table:

	PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Change in benefit obligation
Benefit obligation at beginning of period	$512,785	$499,724	$480,062	$44,136	$42,707	$43,070
Service cost	9,039	6,909	2,563	1,446	1,112	431
Interest cost	21,648	15,088	6,242	1,569	1,237	476
Plan participants’ contributions	—	—	—	1,149	758	300
Actuarial loss	46,686	6,242	16,857	437	2,292	—
Expenses paid	(3,020)	(2,025)	(801)	—	—	—
Benefits paid	(19,923)	(13,153)	(5,199)	(5,534)	(3,970)	(1,570)
Benefit obligation at end of period	567,215	512,785	499,724	43,203	44,136	42,707
Change in plan assets
Fair value of plan assets at beginning of period	403,715	398,515	383,532	—	—	—
Actual return on plan assets	63,317	20,378	20,983	—	—	—
Expenses paid	(3,020)	(2,025)	(801)	—	—	—
Benefits paid	(19,923)	(13,153)	(5,199)	—	—	—
Fair value of plan assets at end of period	444,089	403,715	398,515	—	—	—
Unfunded status	$(123,126)	$(109,070)	$(101,209)	$(43,203)	$(44,136)	$(42,707)

The employee pension plan accumulated benefit obligation at December 31, 2017, and 2016 is presented in the following table:

	PENSION BENEFITS
	AT DEC. 31,
(THOUSANDS)	2017	2016
Accumulated benefit obligation	$520,612	$473,197

The following table presents the net actuarial gains/losses, transition obligations/assets, and prior service costs included in other comprehensive income for other benefits and in regulatory assets for pension related to current year gains and losses as a result of being included in net periodic benefit costs for the employee pension plan and other benefits plan at December 31, 2017, and 2016:

CLECO
CLECO POWER	2017 FORM 10-K

	PENSION BENEFITS			OTHER BENEFITS
	SUCCESSOR		PREDECESSOR	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Net actuarial loss (gain) occurring during period	$7,434	$(10,198)	$16,056	$437	$2,292	$—
Net actuarial loss (gain) amortized during period	$10,008	$8,138	$2,798	$(50)	$—	$181
Prior service (credit) cost amortized during period	$(71)	$(51)	$(20)	$—	$—	$34

The following table presents net gains/losses and prior period service costs/credits in accumulated other comprehensive income for other benefits and in regulatory assets for pension that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2018 for the employee pension plan and other benefits plans for December 31, 2018, 2017, and 2016:

		PENSION BENEFITS			OTHER BENEFITS
	AT DEC. 31,			AT DEC. 31,
(THOUSANDS)	2018	2017	2016	2018	2017	2016
Net actuarial loss (gain)	$12,267	$142,967	$145,542	$(98)	$2,779	$2,292
Prior service (credit) cost	$(71)	$(203)	$(274)	$—	$—	$—

The components of net periodic pension and other benefits costs for 2017, 2016, and 2015 are as follows:

			PENSION BENEFITS				OTHER BENEFITS
	SUCCESSOR		PREDECESSOR		SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Components of periodic benefit costs
Service cost	$9,039	$6,909	$2,563	$10,419	$1,446	$1,112	$431	$1,635
Interest cost	21,648	15,088	6,242	20,795	1,569	1,237	476	1,607
Expected return on plan assets	(24,064)	(17,310)	(6,812)	(23,382)	—	—	—	—
Amortizations
Prior period service (credit) cost	(71)	(51)	(20)	(71)	—	—	34	119
Net loss (gain)	10,008	8,138	2,798	13,828	(50)	—	181	866
Net periodic benefit cost	$16,560	$12,774	$4,771	$21,589	$2,965	$2,349	$1,122	$4,227

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
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the successor year ended December 31, 2017 was $1.8 million. The expense of the pension plan related to Cleco’s other subsidiaries for the predecessor period January 1, 2016, through April 12, 2016, was $0.5 million. The expense of the pension plan related to Cleco’s other subsidiaries for the successor period April 13, 2016, through December 31, 2016 was $1.3 million. The amount for the predecessor year ended December 31, 2015 was $2.1 million.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015 was $3.3 million, $3.5 million, and $3.6 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at December 31, 2017, and 2016 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2017	2016
Current	$4,061	$3,854
Non-current	$39,142	$40,196

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2017	2016
Current	$3,525	$3,345
Non-current	$34,033	$34,892

CLECO
CLECO POWER	2017 FORM 10-K

The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
	2017	2016	2017	2016
Weighted-average assumptions used to determine the benefit obligation
Discount rate	3.73%	4.27%	3.47%	3.81%
Rate of compensation increase	2.98%	3.03%	N/A	N/A

			PENSION BENEFITS				OTHER BENEFITS
	SUCCESSOR		PREDECESSOR		SUCCESSOR		PREDECESSOR
	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Weighted-average assumptions used to determine the net benefit cost
Discount rate	4.27%	4.21%	4.62%	4.21%	3.81%	4.08%	4.08%	3.76%
Expected return on plan assets	6.08%	6.21%	6.21%	6.15%	N/A	N/A	N/A	N/A
Rate of compensation increase	2.98%	3.03%	3.03%	3.08%	N/A	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was also compared to the expected rate of return of other comparable plans. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2018 periodic expense, Cleco decreased the expected long-term return on plan assets to 5.86%. Cleco expects pension expense to increase in 2018 by approximately $1.8 million due to a decrease in the discount rate, partially offset by a higher than expected return on assets in 2017 and favorable mortality improvement scale updates.
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

There have been no changes in the methodologies for determining fair value at December 31, 2017, and December 31, 2016. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

CLECO
CLECO POWER	2017 FORM 10-K

(THOUSANDS)		AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$4,825	$—	$4,825	$—
Common stock		17,655	17,655	—	—
Obligations of Government, Government Agencies, and state and local governments		50,852	—	50,852	—
Mutual funds
Domestic		58,617	58,617	—	—
International		36,970	36,970	—	—
Real estate funds		19,195	—	—	19,195
Corporate debt		204,835	—	204,835	—
Total		$392,949	$113,242	$260,512	$19,195

	Investments measured at net asset value*	48,103
	Interest accrual	3,037
	Total net assets	$444,089
	*Investments measured at net asset value consist of Common/collective trust.

(THOUSANDS)		AT DEC. 31, 2016	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$6,817	$—	$6,817	$—
Common stock		19,311	19,311	—	—
Obligations of Government, Government Agencies, and state and local governments		47,543	—	47,543	—
Mutual funds
Domestic		52,663	52,663	—	—
International		31,191	31,191	—	—
Real estate funds		18,668	—	—	18,668
Corporate debt		185,659	—	185,659	—
Total		$361,852	$103,165	$240,019	$18,668

	Investments measured at net asset value*	38,886
	Interest accrual	2,977
	Total net assets	$403,715
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

CLECO
CLECO POWER	2017 FORM 10-K

The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017, and 2016:

(THOUSANDS)
PREDECESSOR
Balance, Dec. 31, 2015	$17,890
Realized gains	71
Unrealized gains	89
Purchases	26
Sales	(205)
Balance, Apr. 12, 2016	$17,871
SUCCESSOR
Balance, Apr. 13, 2016	$17,871
Realized gains	151
Unrealized gains	227
Purchases	570
Sales	(151)
Balance, Dec. 31, 2016	$18,668
Realized losses	(2,365)
Unrealized gains	2,674
Purchases	649
Sales	(431)
Balance, Dec. 31, 2017	$19,195

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2017, the return on plan assets was 16.32% compared to an expected long-term return of 6.08%. The 2016 return on pension plan assets was 10.90% compared to an expected long-term return of 6.21%. As of December 31, 2017, none of the pension plan participants’ future annual benefits are covered by insurance contracts.

Pension Plan Investment Objectives
Cleco’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

•	Exceed the assumed rate of return on plan assets, and

•
Exceed the annualized total return of a customized index consisting of a mixture of S&P 500 Index, Russell 2500 Index, Morgan Stanley Capital International All Country World ex U.S. Index, Morgan Stanley Capital International Emerging Markets Index, Barclays Capital Long Credit Index, Barclays Capital Long Government/Credit Index, and National Council of Real Estate Investment Fiduciaries Index.

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

•
A minimum of 50% of the countries within the Morgan Stanley Capital International All Country World ex U.S. Index should be represented within the portfolio. The allocation to an individual country should not exceed the lesser of 30% or 5 times the country’s weighting within the Morgan Stanley Capital International All Country World ex U.S. Index.

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

•	Margin purchases or leverage is prohibited.

•	The average weighted duration of portfolio security holdings, including derivative exposure, is expected to range within +/- 20% of the Barclays Long Government/Credit Index duration.

CLECO
CLECO POWER	2017 FORM 10-K

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

The following chart shows the dynamic asset allocation based on the funded ratio at December 31, 2017:

	PERCENT OF TOTAL PLAN ASSETS
		AT DEC. 31, 2017
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		17%
International equity		19%
Real estate		4%
Total return-seeking	35%	40%	45%
Liability hedging*	55%	60%	65%
*Liability hedging is not target by subcategories.

The assumed health care cost trend rates used to measure the expected cost of other benefits is 5.0% for 2018 and remains at 5.0% thereafter. The rate used for 2017 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$16	$(18)
Effect on postretirement benefit obligation	$199	$(222)

The projected benefit payments for the employee pension plan and other benefits obligation plan for each year through 2022 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
For the year ending Dec. 31,
2018	$21,655	$4,131
2019	$22,795	$4,077
2020	$23,948	$3,979
2021	$25,041	$3,894
2022	$26,189	$3,801
Next five years	$147,475	$16,842

SERP
Certain Cleco officers are covered by SERP. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described below. SERP is a non-qualified, non-contributory, defined benefit pension plan. Generally, benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement. SERP benefits are reduced by retirement benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the limits of the original 401(k) Plan. In accordance with the SERP plan document and the Merger Agreement, four executive officers received enhanced benefits, and upon termination of employment, two of these executive officers received accelerated vesting. Another executive officer received enhanced SERP benefits, net of other postretirement benefits, as part of a separation agreement. Two executive officers’ SERP benefits will be capped as of December 31, 2017, with regard to final compensation; however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers had their annual bonuses set at target rather than actual awards for years 2016 and 2017 for the average incentive award portion of their SERP benefit calculation. A third executive officer’s SERP benefit amount will be set at a specified amount based upon the year of separation. Management will review current market trends as it evaluates Cleco’s future compensation strategy. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust. The life insurance policies issued on SERP participants designate the rabbi trust as the beneficiary. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies that employed the officer. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.

CLECO
CLECO POWER	2017 FORM 10-K

SERP’s funded status at December 31, 2017, and 2016 is presented in the following table:

			SERP BENEFITS
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Change in benefit obligation
Benefit obligation at beginning of period	$78,045	$79,555	$72,315
Service cost	494	571	702
Interest cost	3,239	2,275	900
Actuarial loss	6,442	1,152	—
Benefits paid	(4,376)	(2,999)	(1,186)
Plan amendments	180	(2,509)	—
Curtailments	—	—	3,602
Special/contractual termination benefits	315	—	3,222
Benefit obligation at end of period	$84,339	$78,045	$79,555

SERP’s accumulated benefit obligation at December 31, 2017, and 2016 is presented in the following table:

	SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2017	2016
Accumulated benefit obligation	$84,339	$76,194

The following table presents net actuarial gains/losses and prior service costs included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP at December 31, 2017, and 2016:

			SERP BENEFITS
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Net actuarial loss (gain) occurring during year	$6,622	$(1,345)	$—
Net actuarial loss amortized during year	$2,105	$1,651	$574
Prior service (credit) cost amortized during year	$(190)	$(50)	$17

The following table presents net gains/losses and prior period service costs/credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2018 for SERP for December 31, 2018, 2017, and 2016:

		SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2018	2017	2016
Net actuarial loss	$2,358	$25,336	$20,999
Prior service (credit)	$(160)	$(1,997)	$(2,368)

The components of the net SERP costs for 2017, 2016, and 2015 are as follows:

				SERP BENEFITS
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Components of periodic benefit costs
Service cost	$494	$571	$702	$2,705
Interest cost	3,239	2,275	900	3,056
Amortizations
Prior period service (credit) cost	(190)	(50)	17	54
Net loss	2,105	1,651	574	2,973
Net periodic benefit cost	5,648	4,447	2,193	8,788
Curtailment charge	—	—	3,602	—
Special/contractual termination benefits	315	—	3,222	—
Total benefit cost	$5,963	$4,447	$9,017	$8,788

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
There was a remeasurement of SERP at March 30, 2017, to reflect a special termination benefit resulting from an executive officer’s separation agreement. On the date of the remeasurement, the discount rate decreased from 4.22% to 4.08%. This remeasurement resulted in a special termination benefit for the executive officer of $0.3 million.
The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP BENEFITS
	AT DEC. 31,
	2017	2016
Weighted-average assumptions used to determine the benefit obligation
Discount rate	3.70%	4.22%
Rate of compensation increase	5.00%	5.00%

CLECO
CLECO POWER	2017 FORM 10-K

					SERP BENEFITS
	SUCCESSOR				PREDECESSOR
	MAR. 31, 2017 - DEC. 31, 2017	JAN. 1, 2017 - MAR. 30, 2017	SEPT. 1, 2016 - DEC. 31, 2016	APR. 13, 2016 - AUG. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Weighted-average assumptions used to determine the net benefit cost
Discount rate	4.08%	4.22%	3.47%	4.15%	4.60%	4.20%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015 was $1.3 million, $1.4 million, and $2.2 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2017, and 2016 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2017	2016
Current	$4,471	$4,308
Non-current	$79,868	$73,738

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2017	2016
Current	$929	$885
Non-current	$16,589	$15,145

The projected benefit payments for SERP for each year through 2022 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2018	2019	2020	2021	2022	NEXT FIVE YEARS
SERP	$4,553	$4,585	$4,665	$4,672	$4,645	$23,830

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2017, 2016, and 2015 was as follows:

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
401(k) Plan expense	$5,386	$3,554	$1,593	$5,029

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2017, 2016, and 2015 was as follows:

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
401(k) Plan expense	$888	$554	$319	$944

Note 10 — Income Taxes

Cleco
For the successor year ended December 31, 2017, and the successor period April 13, 2016, through December 31, 2016, income tax expense was lower than the amount computed by applying the statutory federal rate. For the predecessor period January 1, 2016, through April 12, 2016, and for the predecessor year ended December 31, 2015, income tax expense was higher than the amount computed by applying the statutory federal rate. The differences are as follows:

	SUCCESSOR		PREDECESSOR
(THOUSANDS, EXCEPT PERCENTAGES)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Income (loss) before tax	$145,159	$(46,935)	$(492)	$211,373
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax expense (benefit) at federal statutory rate	$50,806	$(16,427)	$(172)	$73,981
Increase (decrease)
Plant differences, including AFUDC flowthrough	743	(881)	823	1,875
Amortization of investment tax credits	(662)	(371)	(124)	(916)
State income taxes	4,254	(4,725)	(3,078)	1,117
Nondeductible merger costs	2	(844)	4,282	—
Return to accrual adjustment	(608)	(2,943)	—	—
2017 tax reform	(46,291)	—	—	—
NMTC	313	(181)	(158)	243
Other	(1,478)	3,550	1,895	1,404
Total tax expense (benefit)	$7,079	$(22,822)	$3,468	$77,704
Effective rate	4.9%	48.6%	(704.9)%	36.8%

CLECO
CLECO POWER	2017 FORM 10-K

Information about current and deferred income tax expense is as follows:

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Current federal income tax expense (benefit)	$46,520	$(1,062)	$1,373	$1,284
Deferred federal income tax (benefit) expense	(47,329)	(16,715)	5,297	76,219
Amortization of accumulated deferred investment tax credits	(662)	(371)	(124)	(916)
Total federal income tax expense (benefit)	$(1,471)	$(18,148)	$6,546	$76,587
Current state income tax expense (benefit)	3,187	(337)	—	3,233
Deferred state income tax expense (benefit)	5,363	(4,337)	(3,078)	(2,116)
Total state income tax expense (benefit)	$8,550	$(4,674)	$(3,078)	$1,117
Total federal and state income tax expense (benefit)	$7,079	$(22,822)	$3,468	$77,704
Items charged or credited directly to member’s/shareholders’ equity
Federal deferred	(659)	14,593	(277)	3,274
State deferred	207	2,441	(45)	528
Total tax (benefit) expense from items charged directly to member’s/shareholders’ equity	$(452)	$17,034	$(322)	$3,802
Total federal and state income tax expense (benefit)	$6,627	$(5,788)	$3,146	$81,506

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2017, and 2016 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2017	2016
Depreciation and property basis differences	$(596,824)	$(943,552)
Net operating loss carryforward	12,873	54,727
NMTC	96,917	89,411
Fuel costs	(3,283)	(8,802)
Other comprehensive income	(490)	3,399
Regulated operations regulatory liability, net	(54,471)	(91,734)
Postretirement benefits other than pension	23,642	22,733
Merger fair value adjustments	(58,251)	(124,254)
Other	(34,925)	(34,983)
Accumulated deferred federal and state income taxes, net	$(614,812)	$(1,033,055)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2017, and 2016, Cleco had a deferred tax asset resulting from NMTC carryforwards of $97.5 million for each year. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of December 31, 2017, Cleco had no federal net operating loss carryforward and a state net operating loss carryforward of $81.7 million. The state net operating loss carryforward will begin to expire in 2031. Cleco considers it more likely than not that these income tax losses will be utilized to reduce future payments of income taxes and Cleco expects to utilize the entire net operating loss carryforward within the statutory deadlines.

Cleco Power
For the years ended December 31, 2017, and 2016 income tax expense was lower than the amount computed by applying the statutory rate. For the year ended December 31, 2015, income tax expense was higher than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2017	2016	2015
Income before tax	$218,069	$57,497	$220,644
Statutory rate	35.0%	35.0%	35.0%
Tax expense at federal statutory rate	$76,324	$20,124	$77,225
Increase (decrease)
Plant differences, including AFUDC flowthrough	743	(58)	1,875
Amortization of investment tax credits	(662)	(494)	(916)
State income taxes	8,156	(2,573)	1,501
Return to accrual adjustment	(284)	(2,646)	—
2017 tax reform	(14,292)	—	—
Other	(2,654)	4,016	(391)
Total taxes	$67,331	$18,369	$79,294
Effective rate	30.9%	31.9%	35.9%

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016	2015
Current federal income tax expense (benefit)	$87,433	$(1,211)	$33,138
Deferred federal income tax (benefit) expense	(29,190)	22,647	45,572
Amortization of accumulated deferred investment tax credits	(662)	(494)	(916)
Total federal income tax expense	$57,581	$20,942	$77,794
Current state income tax expense (benefit)	14,751	(418)	3,397
Deferred state income tax benefit	(5,001)	(2,155)	(1,897)
Total state income tax expense (benefit)	$9,750	$(2,573)	$1,500
Total federal and state income taxes	$67,331	$18,369	$79,294
Items charged or credited directly to members’ equity
Federal deferred	(2,573)	1,976	106
State deferred	240	319	17
Total tax (benefit) expense from items charged directly to member’s equity	$(2,333)	$2,295	$123
Total federal and state income tax expense	$64,998	$20,664	$79,417

CLECO
CLECO POWER	2017 FORM 10-K

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2017, and 2016 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2017	2016
Depreciation and property basis differences	$(597,838)	$(941,166)
Net operating loss carryforward	470	(362)
Fuel costs	(3,282)	(8,802)
Other comprehensive income	5,250	8,021
Regulated operations regulatory liability, net	(54,471)	(91,734)
Postretirement benefits other than pension	6,266	1,288
Other	(12,757)	(35,837)
Accumulated deferred federal and state income taxes, net	$(656,362)	$(1,068,592)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considers it more likely than not that all deferred tax assets will be realized; therefore, no valuation allowance has been recorded.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2017, and 2016, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the years ended December 31, 2017, 2016, and 2015, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At December 31, 2017, and 2016, Cleco had no liability for unrecognized tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2017, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective income tax rate.
The federal income tax years that remain subject to examination by the IRS are 2013, 2014, 2015, and 2016.
Beginning with the 2013 tax year, Cleco entered into the IRS’s Compliance Assurance Process which allows taxpayers to work collaboratively with an IRS team to identify and resolve potential tax issues before the federal tax return is filed each year. Cleco must apply for admission to the program each year. Cleco has been approved for the Compliance Assurance Process through the 2018 tax year.
The state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2014, 2015, and 2016. In August 2015, Cleco reached a settlement for tax years 2011 through 2013. The favorable impact from the settlement was reflected in various line items in the financial statements.
Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2017, 2016, and 2015, no penalties were recognized.

2017 Tax Reform
On December 22, 2017, the President signed into law the TCJA. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the IRC, as amended, including amendments which significantly change the taxation of business entities and includes specific provisions related to rate regulated activities, including Cleco Power. The most significant change that impacts Cleco is the reduction in the corporate federal income tax rate from 35% to 21%. The specific provisions related to the rate regulated activities in the TCJA generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, and the continuation of certain rate normalization requirements for accelerated depreciation benefits.
Changes to the IRC from the TCJA had a material impact on the Registrants’ financial statements in 2017. The tax effects of changes in tax laws must be recognized in the period in which the law is enacted. Also, the deferred tax assets and liabilities must be measured at the enacted tax rate expected to be applied when temporary differences are to be realized or settled. As a result, at the date of the enactment, the Registrants’ deferred taxes were remeasured based upon the new tax rate. For Cleco Power’s rate regulated activities, the change in deferred taxes were recorded as a regulatory liability. For Cleco’s unregulated activities, the change in the deferred taxes was recorded as an adjustment to deferred tax expense.
The SEC Staff has recognized the complexity of reflecting the impacts of the TCJA and issued guidance which clarifies accounting for income taxes if information is not yet available or complete and provides for up to a one-year period in which to complete the required analysis and accounting (the measurement period).
The Registrants have made a reasonable estimate for the measurement and accounting of certain effects of the TCJA which have been reflected in the December 31, 2017, financial statements. The accounting for these provisional items decreased deferred income tax expense for Cleco and Cleco Power by $46.3 million and $14.3 million, respectively, for the year ended December 31, 2017. The TCJA also resulted in a decrease in the accumulated deferred income tax liability for Cleco and Cleco Power by $394.9 million and $362.9 million, respectively, at December 31, 2017.
The impacts of the TCJA discussed above, including the effects on income tax expense, regulatory liabilities, and effects on future periods are provisional and subject to change. The accounting is not complete due to the timing of the final passage of the TCJA, the complexity of the TCJA, the complexity of remeasuring ADIT, and the uncertainty of regulatory treatment. Additional analysis of the TCJA, the inventory of items that give rise to temporary differences, and additional analysis of items requiring normalization is required before accounting for the TCJA is considered complete under the authoritative guidance for income taxes. Cleco expects any final adjustments to the provisional amounts to be recorded by the fourth quarter of 2018, which could have a material adverse effect on the results of operations of Cleco.

Note 11 — Disclosures about Segments

Cleco
Cleco’s reportable segment is based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary.
Cleco Power, the reportable segment, engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s

CLECO
CLECO POWER	2017 FORM 10-K

CEO with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the chart below includes the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, and an investment subsidiary. On December 29, 2017, Cleco sold the transmission assets owned by Attala and Perryville, the two subsidiaries that owned and operated the transmission interconnection facilities.
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

SEGMENT INFORMATION
	SUCCESSOR FOR THE YEAR ENDED DEC. 31, 2017
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,108,389	$(10,757)	$—	$1,097,632
Other operations	77,522	2,058	—	79,580
Electric customer credits	(1,566)	—	—	(1,566)
Affiliate revenue	851	57,168	(58,019)	—
Operating revenue, net	$1,185,196	$48,469	$(58,019)	$1,175,646
Depreciation and amortization	$157,999	$8,439	$1	$166,439
Merger transaction and commitment costs	$—	$287	$—	$287
Interest charges	$69,362	$53,725	$(174)	$122,913
Interest income	$1,283	$316	$(175)	$1,424
Federal and state income tax expense (benefit)	$67,331	$(60,252)	$—	$7,079
Net income (loss)	$150,738	$(12,659)	$1	$138,080
Additions to property, plant, and equipment	$235,252	$1,680	$—	$236,932
Equity investment in investee	$18,172	$—	$—	$18,172
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,679,538	$619,943	$(21,099)	$6,278,382

	SUCCESSOR APR. 13, 2016 - DEC. 31, 2016				PREDECESSOR JAN. 1, 2016 - APR. 12, 2016
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	TOTAL	CLECO POWER	OTHER	ELIMINATIONS	TOTAL
Revenue
Electric operations	$810,075	$(7,482)	$(1)	$802,592	$281,154	$—	$—	$281,154
Other operations	50,080	1,482	—	51,562	18,493	587	—	19,080
Electric customer credits	(1,149)	—	—	(1,149)	(364)	—	—	(364)
Affiliate revenue	621	35,602	(36,223)	—	263	15,024	(15,287)	—
Operating revenue, net	$859,627	$29,602	$(36,224)	$853,005	$299,546	$15,611	$(15,287)	$299,870
Depreciation and amortization	$102,444	$7,296	$(1)	$109,739	$43,698	$377	$1	$44,076
Merger transaction and commitment costs	$151,501	$23,195	$—	$174,696	$—	$34,928	$(16)	$34,912
Interest charges	$54,606	$35,246	$(86)	$89,766	$21,840	$295	$(12)	$22,123
Interest income	$652	$275	$(87)	$840	$208	$69	$(12)	$265
Federal and state income tax expense (benefit)	$5,376	$(28,198)	$—	$(22,822)	$12,993	$(9,525)	$—	$3,468
Net income (loss)	$17,580	$(41,692)	$(1)	$(24,113)	$21,548	$(25,508)	$—	$(3,960)
Additions to property, plant, and equipment	$143,790	$654	$—	$144,444	$42,353	$39	$—	$42,392
Equity investment in investee	$18,672	$—	$—	$18,672
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,758,245	$614,959	$(30,060)	$6,343,144

CLECO
CLECO POWER	2017 FORM 10-K

	PREDECESSOR FOR THE YEAR ENDED DEC. 31, 2015
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,142,389	$—	$—	$1,142,389
Other operations	67,109	2,078	(1)	69,186
Electric customer credits	(2,173)	—	—	(2,173)
Affiliate revenue	1,142	57,323	(58,465)	—
Operating revenue, net	$1,208,467	$59,401	$(58,466)	$1,209,402
Depreciation and amortization	$147,839	$1,739	$1	$149,579
Merger transaction costs	$—	$4,592	$(1)	$4,591
Interest charges	$76,560	$1,149	$282	$77,991
Interest income	$725	$(111)	$281	$895
Federal and state income tax expense (benefit)	$79,294	$(1,590)	$—	$77,704
Net income (loss)	$141,350	$(7,681)	$—	$133,669
Additions to property, plant, and equipment	$156,357	$462	$—	$156,819
Equity investment in investee	$16,822	$—	$—	$16,822
Total segment assets	$4,233,337	$21,471	$68,546	$4,323,354

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
On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. As of December 31, 2017, Cleco Power had $2.1 million accrued, including interest, for potential reductions to the ROE.
For more information on the ROE complaint, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. Cleco Power will file an application with the LPSC for a new FRP by June 30, 2019, with anticipated new rates being effective July 1, 2020.
Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. On October 31, 2016, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2016, which indicated that no refund was due as a result of the FRP, and $0.3 million was due as a result of the cost of service savings from the Merger Commitments. On June 28, 2017, the LPSC approved the 2016 FRP monitoring report which confirmed no earnings-related refund. The $0.3 million cost of service savings were refunded on customer bills in September 2017. On October 31, 2017, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2017, which indicated that no refund was due as a result of the FRP and $1.2 million was due as a result of the cost of service savings from the Merger Commitments. On February 16, 2018, Cleco Power received its first set of data requests from the LPSC for the monitoring report for the 12-month period ended June 30, 2017. Responses are due by March 5, 2018. As of December 31, 2017, Cleco Power had $1.8 million accrued for the cost of service savings refund.

Merger Commitments
On March 28, 2016, the LPSC approved the Merger. The LPSC’s written order approving the Merger was issued on April 7, 2016. Approval of the Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. On April 28, 2016, the LPSC voted to issue credits equally to eligible customers with service as of June 30, 2016, beginning in July 2016. As of December 31, 2017, Cleco Power had issued $130.8 million of customer rate credits. Also included in the Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED, and $6.0 million of charitable contributions to be disbursed over five years. In December 2016, the $7.0 million one-time contribution was paid to the LED.
In addition, the Merger Commitments included $1.2 million of annual estimated cost of service savings expected as a result of the Merger. The cost of service savings are not

CLECO
CLECO POWER	2017 FORM 10-K

subject to the target ROE or any sharing mechanism in the current FRP and will continue until Cleco Power’s anticipated new rates begin on July 1, 2020. The cost of service savings are included in the annual monitoring reports and are refunded to customers annually. A report on the status of the Merger Commitments must be filed annually by October 31 for the 12-month period ended June 30. On October 31, 2017, Cleco Power filed the annual Merger Commitment status report for the period ended June 30, 2017. For more information on the cost of service savings, see “— FRP.”

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. One mitigating factor that has been identified is Cleco Power’s Terrebonne to Bayou Vista Transmission project, which is expected to be complete by the fourth quarter of 2018. In the second quarter of 2017, MISO began allocating SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. Cleco Power has a 12-month SSR Agreement for the period April 1, 2017, to March 31, 2018. During this time, Cleco Power will continue to operate Teche Unit 3. Cleco Power has filed with FERC for its approval to collect $20.3 million annually in SSR payments from MISO which includes recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR Agreement. At the end of the agreement, when Teche Unit 3 is retired, any SSR payments received from MISO for capital expenditures paid by third parties will be credited to property, plant, and equipment. As of December 31, 2017, Cleco Power had $3.3 million accrued for SSR payments received for capital expenditures related to Teche Unit 3. In the second quarter of 2017, Cleco Power began receiving the monthly SSR payments from MISO, subject to refund pending review and approval by FERC. On July 20, 2017, Cleco Power, FERC staff, and intervenors met at the first settlement conference and set a procedural schedule for data requests between parties. On July 27, 2017, Cleco Power received five sets of informal data requests from FERC staff and intervenors. The next settlement conference is scheduled for February 22, 2018. Cleco Power is unable to determine when a binding FERC order will be issued. In January 2018, another study was performed by MISO, and it was determined that an SSR Agreement will be needed after March 31, 2018. The time period of the extension is still under review. At the end of the SSR Agreement, Cleco Power will have the option to rescind the Attachment Y requesting retirement of Teche Unit 3. If this option is exercised, Cleco Power may be required to refund recoverable capital expenditures plus interest. Management does not expect to be required to refund any portion of these costs.

Other
In April 2016, the LPSC issued Docket No. R-34026 to investigate double leveraging issues for all LPSC-jurisdictional utilities whereby double leveraging is utilized to fund a utility’s capital structure and to consider whether any costs associated with such double leveraging should be included in the rates paid by the utility’s retail customers. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. In April 2016, the LPSC also issued Docket No. R-34029 to investigate tax structure issues for all LPSC-jurisdictional utilities to consider whether only the state and federal taxes included in a utility’s retail rate will be those that do not exceed the utility’s share of the actual taxes paid to those federal and state taxing authorities. Cleco Power filed a motion to intervene in this proceeding along with other Louisiana utilities. In October 2016, Cleco received the first set of data requests from the LPSC Staff for each of the above mentioned dockets. Cleco has filed responses to the non-confidential requests and is waiting on the completion of a confidentiality agreement to respond to the confidential requests. Cleco is unable to determine if or when the completion of this confidentiality agreement will occur.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2017, consisted of its equity investment of $18.2 million. In June 2017, Cleco Power received $0.5 million from Oxbow as a return of investment.
During the first quarter of 2017, the transition from the Dolet Hills mine to the Oxbow mine commenced. This transition was completed in July 2017.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2017	2016
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividend received	(1,100)	(600)
Total equity investment in investee	$18,172	$18,672

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2017	2016
Oxbow’s net assets/liabilities	$36,345	$37,345
Cleco Power’s 50% equity	$18,172	$18,672
Cleco Power’s maximum exposure to loss	$18,172	$18,672

CLECO
CLECO POWER	2017 FORM 10-K

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2017	2016
Current assets	$2,318	$886
Property, plant, and equipment, net	25,656	25,864
Other assets	10,186	10,971
Total assets	$38,160	$37,721
Current liabilities	$1,815	$376
Partners’ capital	36,345	37,345
Total liabilities and partners’ capital	$38,160	$37,721

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016	2015
Operating revenue	$4,189	$5,459	$3,991
Operating expenses	4,189	5,459	3,991
Income before taxes	$—	$—	$—

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

Note 14 — Operating Leases
Cleco maintains operating leases in its ordinary course of business activities. For the years ended December 31, 2017, 2016, and 2015, operating lease expense of $9.9 million, $9.0 million, and $9.4 million was recognized, respectively. The following table is a summary of expected operating lease payments for Cleco and Cleco Power:

(THOUSANDS)	CLECO HOLDINGS	CLECO POWER	TOTAL
Year ending Dec. 31,
2018	$413	$3,317	$3,730
2019	—	3,111	3,111
2020	—	2,830	2,830
2021	—	1,744	1,744
2022	—	237	237
Thereafter	—	3,104	3,104
Total operating lease payments	$413	$14,343	$14,756

Cleco Power leases utility systems from two municipalities and one non-municipal public body. The first municipal lease has a term of 10 years and expires on August 11, 2021. The second municipal lease has a term of 10 years and expires on May 13, 2028. The non-municipal lease has a term of 27 years and expires on July 31, 2039. Each utility system lease contains provisions for extensions.
Cleco Power has leases for 200 railcars for coal transportation. One lease for 115 railcars expires on March 31, 2021. During 2017, Cleco Power renegotiated a railcar lease to replace the lease that expired on March 31, 2017. The new lease for 85 railcars expires on March 31, 2020. Cleco Power pays a monthly rental fee per car. The railcar leases do not contain contingent rent payments.
Cleco Power leases 42 barges to transport solid fuels to the plant site. Prior to September 1, 2017, the lease met the accounting definition of a capital lease. On August 31, 2017,

the lease expired, and Cleco Power entered into an operating lease effective September 1, 2017. The operating lease agreement is on a month-to-month basis, until terminated by either party. Under the terms of the lease, Cleco Power pays a fixed amount for the barges. This amount is adjusted annually. Cleco Power pays various amounts for towing rate adjustments, depending on the type of solid fuel being transported. For more information about the capital lease, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
Cleco Power leases three towboats to push the barges that deliver solid fuels to the plant site. The lease agreement for these towboats expired August 31, 2017. The lease agreement was amended to extend monthly, or until the execution of a new agreement, which is expected to be in the first quarter of 2018. Cleco Power pays a fixed amount for the towboats per the terms and conditions of the contract that adjusts annually.
Cleco and Cleco Power’s remaining leases provide for office and operating facilities, office equipment, and tower rentals.

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

CLECO
CLECO POWER	2017 FORM 10-K

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

In November 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted in November 2014. In December 2014, the Court consolidated the remaining three actions and appointed interim co-lead counsel. In December 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction (the Consolidated Amended Petition). The consolidated action names Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Amended Petition alleges, among other things, that Cleco Corporation’s directors breached their fiduciary duties to Cleco’s shareholders and grossly mismanaged Cleco by approving the Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized, engaging in self-dealing by ignoring conflicts of interest, and failing to disclose material information about the Merger. The Consolidated Amended Petition further alleges that all defendants conspired to commit the breaches of fiduciary duty. Cleco believes that the allegations of the Consolidated Amended Petition are without merit and that it has substantial meritorious defenses to the claims set forth in the Consolidated Amended Petition.
The three actions filed in the Civil District Court for Orleans Parish are captioned as follows:

•	Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),

•	Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and

•	Cashen v. Cleco Corporation, No. 2014-11236 (filed November 21, 2014).

Both the Butler and Cashen actions name Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, bcIMC, and John Hancock Financial as defendants. The Creative Life Services action names Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, and Macquarie Infrastructure Partners III, L.P., as defendants. In December 2014, the plaintiff in the Butler action filed an Amended Class Action Petition for Damages. Each petition alleges, among other things, that members of Cleco Corporation’s Board of Directors breached their fiduciary duties to Cleco’s shareholders by approving the Merger Agreement because it allegedly does not value Cleco adequately, failing to structure a process through which shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also allege that the directors breached their fiduciary duties by failing to disclose material information about the Merger. Each petition further alleged that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. In December 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. In December 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. In January 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. In February 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish.
In February 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote at the Special Meeting of Shareholders held in February 2015, for approval of the Merger Agreement. Following the hearing, the Court denied the plaintiffs’ motion. In June 2015, three of the plaintiffs filed their Second Consolidated Amended Verified Derivative and Class Action Petition. This will be considered according to a schedule established by the Ninth Judicial District Court for Rapides Parish. Cleco filed exceptions seeking dismissal of the amended petition in July 2015.
In March 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. In May 2016, the plaintiffs filed their Fourth Verified Consolidated Amended Class Action Petition. This petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held in September 2016. In September 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case on September 21, 2017. On

CLECO
CLECO POWER	2017 FORM 10-K

December 13, 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. On January 12, 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The District Court denied Cleco’s exception in December 2015, after considering briefs and arguments. In January 2016, Cleco appealed the District Court’s denial of its exception by filing with the Third Circuit Court of Appeal. In June 2016, the Third Circuit Court of Appeal denied the request to have the case dismissed. In July 2016, Cleco filed a writ to the Louisiana Supreme Court seeking a review of the District Court’s denial of Cleco’s exception. In November 2016, the Louisiana Supreme Court denied Cleco’s writ application.
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

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In February 2016, the LPSC initiated an audit of Cleco Power’s fuel and purchased power expenses for the period January 2014 through December 2015. The total amount of fuel expense included in the audit was $582.6 million. On January 19, 2017, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. The report was approved by the LPSC on April 19, 2017. Cleco Power currently has FAC filings for 2016 and thereafter that are subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In February 2016, the LPSC initiated an audit of Cleco Power’s environmental costs for the period November 2010 through December 2015. The total amount of environmental costs included in this audit was $81.2 million. In December 2016, the LPSC Staff issued its audit report which recommended a disallowance of environmental costs of less than $0.1 million. The report was approved by the LPSC on February 17, 2017. Cleco Power currently has EAC filings for 2016 and thereafter that are subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of MATS. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. In April 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 24, 2016, deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings. At the request of the EPA, on April 27, 2017, the court issued an order holding the cases in abeyance pending the EPA’s review of its supplemental finding. These expenses are also eligible for

CLECO
CLECO POWER	2017 FORM 10-K

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
The second complaint, filed February 2015, was for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. Cleco Power is unable to determine when a binding FERC order will be issued on the second ROE complaint.
In November 2014, the MISO transmission owners committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
On February 13, 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO. As of December 31, 2017, Cleco Power had $2.1 million accrued, including interest, for potential reductions to the ROE. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2017, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $4.5 million and has accrued this amount.

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

CLECO
CLECO POWER	2017 FORM 10-K

amounts paid pursuant to the guarantees or indemnification obligations.

Long-Term Purchase Obligations
Cleco Holdings had no unconditional long-term purchase obligations at December 31, 2017. Cleco Power has several unconditional long-term purchase obligations primarily related to the purchase of petroleum coke, limestone, energy delivery facilities, information technology outsourcing, natural gas storage, network monitoring, and software maintenance. The aggregate amount of payments required under such obligations at December 31, 2017, is as follows:

FUTURE PAYMENTS UNDER LONG-TERM PURCHASE OBLIGATIONS	(THOUSANDS)
For the year ending Dec. 31,
2018	$42,760
2019	28,723
2020	6,985
2021	1,889
2022	382
Thereafter	1,428
Total long-term purchase obligations	$82,167

Payments under these agreements for the years ended December 31, 2017, 2016, and 2015 were $47.0 million, $72.9 million, and $89.7 million, respectively.

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
Due to the right of offset, the investment and associated debt are presented on Cleco’s Consolidated Balance Sheets in the line item titled Tax credit fund investment, net. At December 31, 2017, and 2016, the amount of the liability component contained in the net asset was $0.8 million and $0.6 million, respectively. The liability at December 31, 2016, was paid on March 30, 2017. The amount of tax benefits delivered in excess of capital contributions as of December 31, 2017, was $11.8 million.
By using the cost method for investments, the gross investment amortization expense will be recognized over a ten-year period, which is projected to be completed by the end of 2018. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects to receive a federal grant in lieu of tax credits and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Fuel Transportation Agreement
In 2007, Cleco Power entered into an agreement with Savage Services for barges, in order to transport petroleum coke and limestone to Madison Unit 3 that met the accounting definition of a capital lease. In December 2012, Cleco Power entered into an amended agreement for 42 dedicated barges. The amended agreement continued to meet the accounting definition of a capital lease until its expiration on August 31, 2017. On September 1, 2017, Cleco Power entered into a new agreement for continued use of the 42 barges that automatically renews the terms on a month-to-month basis until terminated by either party and meets the accounting definition of an operating lease. Under the 2017 amended agreement, Cleco Power recognized $1.2 million in operating lease expense. Cleco Power is evaluating future options related to its fuel transportation agreement with Savage Services.
Under the 2007 and 2012 agreements, the barge lease rate contained both fixed and variable components, of which the latter was adjusted annually per the Producer Price Index (PPI) for executory costs, and if the barges were idle, the lessor was required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment. During the year ended December 31, 2017, Cleco Power paid approximately $2.5 million in capital lease payments and received $0.3 million in revenue from subleases. During the year ended December 31, 2016, Cleco Power paid approximately $3.7 million in lease payments and received less than $0.1 million in revenue from subleases.
The following is an analysis of leased property under capital leases by major classes:

	AT DEC. 31,
CLASSES OF PROPERTY (THOUSANDS)	2017	2016
Barges	$—	$11,350
Less: accumulated amortization	—	9,729
Net capital leases	$—	$1,621

 During the years ended December 31, 2017, and 2016, Cleco Power incurred immaterial amounts of contingent rent under the barge agreement related to the increase in the PPI.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings’ Baa3 credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also

CLECO
CLECO POWER	2017 FORM 10-K

on February 7, 2018, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. If Cleco Holdings or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required and Cleco’s financial condition could be materially adversely affected.
Cleco Power is a participant in the MISO market. Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. Cleco Power uses FTRs to mitigate transmission congestion price risks. Changes to anticipated transmission paths may result in an unexpected increase in energy costs to Cleco Power.

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
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2017, 2016, and 2015.
At December 31, 2017 Cleco Holdings had accounts receivable of $0.6 million due from Cleco Group for tax payments made on behalf of Cleco Group. At December 31, 2016, Cleco Holdings had accounts receivable of less than $0.1 million due from Cleco Group in relation to merger costs paid on behalf of Cleco Group. At December 31, 2017, and 2016, Cleco Holdings had no accounts payable due to Cleco Group.
During the successor year ended December 31, 2017, Cleco Holdings made $84.1 million of distribution payments to Cleco Group.
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
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016	2015
Support Group
Other operations	$48,533	$46,116	$53,079
Maintenance	$2,039	$2,255	$1,807
Taxes other than income taxes	$(13)	$10	$(3)
Other expense	255	106	403
Cleco Holdings
Other expense	361	—	—

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016	2015
Affiliate revenue
Support Group	$851	$884	$1,142
Total affiliate revenue	$851	$884	$1,142
Other income
Cleco Holdings	$494	$19	$3
Diversified Lands	—	—	10
Perryville	—	6	—
Attala	—	6	—
Total other income	$494	$31	$13
Total	$1,345	$915	$1,155

CLECO
CLECO POWER	2017 FORM 10-K

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31,
	2017		2016
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$743	$113	$3	$119
Support Group	608	8,582	1,402	7,071
Other(1)	4	2	1	—
Total	$1,355	$8,697	$1,406	$7,190
(1) Represents Attala and Perryville in 2017 and Attala, Diversified Lands, and Perryville in 2016.

During 2017, 2016, and 2015, Cleco Power made $135.0 million, $110.0 million, and $135.0 million of distribution payments to Cleco Holdings, respectively. Cleco Power received no equity contributions from Cleco Holdings in 2017 and 2015. During 2016, Cleco Power received equity contributions from Cleco Holdings of $50.0 million cash.
Cleco Power is the pension plan sponsor and the related trust holds the assets. The net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco Power’s affiliates is transferred with a like amount of assets to Cleco Power monthly. The following table shows the expense of the pension plan related to Cleco Power’s affiliates for the years ended 2017 and 2016:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016
Support Group	$1,812	$1,771

Note 17 — Intangible Assets and Goodwill
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but may have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. At the date of the Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed on the date of the Merger. During the years ended December 31, 2017, 2016, and 2015, Cleco Katrina/Rita recognized amortization expense of $16.8 million, $16.5 million, and $15.7 million, respectively, based on actual collections.
As a result of the Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. During the successor year ended December 31, 2017, Cleco recognized amortization expense of $0.3 million on the trade name intangible asset. For the successor period April 13, 2016, through December 31, 2016, Cleco recognized amortization expense of $0.2 million on the trade name intangible asset.

The intangible assets related to the power supply agreements are being amortized over the remaining life of each applicable contract ranging between 5 years and 17 years. During the successor year ended December 31, 2017, Cleco recognized a reduction of revenue of $10.8 million on the intangible assets for the power supply agreements. For the successor period April 13, 2016, through December 31, 2016, Cleco recognized a reduction of revenue of $7.5 million on the intangible assets for the power supply agreements. There were no impairments recorded for 2017 and 2016.
The following tables summarize the balances for intangible assets subject to amortization for Cleco and Cleco Power as of December 31, 2017, and 2016:

Cleco
	AT DEC. 31,
(THOUSANDS)	2017	2016
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Power supply agreements	85,104	86,726
Trade name	5,100	5,100
Gross carrying amount	160,798	162,420
Accumulated amortization	(45,948)	(19,786)
Net intangible assets subject to amortization	$114,850	$142,634

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2017	2016
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(135,836)	(119,064)
Net intangible assets subject to amortization	$41,701	$58,473

The following tables summarize the amortization expense related to intangible assets expected to be recognized in Cleco and Cleco Power’s Statements of Income:

Cleco
EXPECTED AMORTIZATION EXPENSE	(THOUSANDS)
For the year ending Dec. 31,
2018	$29,247
2019	$32,324
2020	$9,935
2021	$9,935
2022	$9,935
Thereafter	$23,474

Cleco Power
EXPECTED AMORTIZATION EXPENSE	(THOUSANDS)
For the year ending Dec. 31,
2018	$19,312
2019	$22,389

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

CLECO
CLECO POWER	2017 FORM 10-K

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
The fair value estimate is particularly sensitive to WACC. WACC takes into account both the after-tax cost of debt and the cost of equity. WACC used for calculating the fair values as of August 1, 2017, was 5.2%. A downgrade in Cleco Power’s debt ratings could increase Cleco Power’s after-tax cost of debt. In addition, an increase in interest rates or return required by investors in equity markets could increase Cleco Power’s cost of equity. Any increase in the cost of equity or the cost of debt could materially impact Cleco Power’s fair value estimate. A WACC of 5.1% or 5.3% would have resulted in fair value calculations of $3.43 billion and $3.25 billion, respectively.
The fair value estimate is also sensitive to long-term cash flow growth rates applicable to periods beyond management’s five-year business plan. Management assumed a long-term cash flow growth rate of 2.5% based on historical and projected consumer price inflation, economic indicators, and projected industry growth. Any change in the expected terminal cash flow growth rate could materially impact Cleco Power’s fair value estimate. A terminal cash flow growth rate of 2.4% or 2.6% would have resulted in a fair value calculation of $3.25 billion and $3.43 billion, respectively. There were no impairments recorded for goodwill for 2017 and 2016.
For more information about the Merger related adjustments, see Note 3 — “Business Combinations.”

Note 18 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, Dec. 31, 2014	$(26,726)	$(5,939)	$(32,665)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	2,790	—	2,790
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	3,079	—	3,079
Reclassification of net loss to interest charges	—	211	211
Net current-period other comprehensive income	5,869	211	6,080
Balances, Dec. 31, 2015	$(20,857)	$(5,728)	$(26,585)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	587	—	587
Reclassification of net loss to interest charges	—	60	60
Net current-period other comprehensive income	587	60	647
Balances, Apr. 12, 2016	$(20,270)	$(5,668)	$(25,938)
SUCCESSOR(1)
Balances, Apr. 13, 2016	$—	$—	$—
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	2,304	—	2,304
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net gain	(804)	—	(804)
Net current-period other comprehensive income	1,500	—	1,500
Balances, Dec. 31, 2016	$1,500	$—	$1,500
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(3,898)	—	(3,898)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net gain	(523)	—	(523)
Net current-period other comprehensive loss	(4,421)	—	(4,421)
Balances, Dec. 31, 2017	$(2,921)	$—	$(2,921)
(1)As a result of the Merger, AOCI was reduced to zero on April 13, 2016, as required by acquisition accounting.

CLECO
CLECO POWER	2017 FORM 10-K

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2014	$(11,349)	$(5,939)	$(17,288)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(1,232)	—	(1,232)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,217	—	1,217
Reclassification of net loss to interest charges	—	211	211
Net current-period other comprehensive (loss) income	(15)	211	196
Balances, Dec. 31, 2015	$(11,364)	$(5,728)	$(17,092)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	3,913	—	3,913
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net gain	(454)	—	(454)
Reclassification of net loss to interest charges	—	211	211
Net current-period other comprehensive income	3,459	211	3,670
Balances, Dec. 31, 2016	$(7,905)	$(5,517)	$(13,422)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(948)	—	(948)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	476	—	476
Reclassification of net loss to interest charges	—	211	211
Net current-period other comprehensive (loss) income	(472)	211	(261)
Balances, Dec. 31, 2017	$(8,377)	$(5,306)	$(13,683)

Note 19 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2017 and 2016 is shown in the following tables:

				2017
	SUCCESSOR
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$250,501	$308,661	$338,499	$277,985
Operating income	$38,798	$70,249	$95,112	$50,130
Net income	$6,292	$25,444	$45,304	$61,040
Distributions to member	$28,955	$26,700	$28,300	$110

					2016
	PREDECESSOR		SUCCESSOR
	1ST QUARTER	2ND QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
(THOUSANDS)		APR. 1 - APR. 12	APR. 13 - JUNE 30
Operating revenue, net	$266,968	$32,903	$243,502	$342,860	$266,642
Operating income (loss)	$50,192	$(29,832)	$(110,148)	$93,143	$53,299
Net income (loss)	$19,368	$(23,328)	$(81,914)	$39,621	$18,180
Contribution from member	$—	$—	$100,720	$—	$—
Distributions to member	$—	$—	$28,000	$28,000	$32,765

Cleco Power
Quarterly information for Cleco Power for 2017 and 2016 is shown in the following tables:

				2017
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$253,702	$310,787	$340,614	$280,093
Operating income	$44,700	$74,533	$99,493	$58,907
Net income	$17,854	$35,733	$54,852	$42,299
Distributions to parent	$35,000	$25,000	$15,000	$60,000

				2016
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$266,682	$278,343	$345,131	$269,017
Operating income (loss)	$52,265	$(81,841)	$99,420	$59,156
Net income (loss)	$20,879	$(61,229)	$52,572	$26,906
Contribution from parent	$—	$50,000	$—	$—
Distributions to parent	$25,000	$10,000	$50,000	$25,000

CLECO
CLECO POWER	2017 FORM 10-K

Note 20 — Subsequent Event - Plan of Acquisition
On February 6, 2018. Cleco Energy entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central. Pursuant to the terms of the Purchase and Sale Agreement, Cleco Energy agreed to acquire from NRG Energy all of the outstanding membership interests in NRG South Central, which indirectly owns (i) a 176-MW natural-gas-fired generating station located in Sterlington, Louisiana, (ii) a 220-MW natural-gas-fired facility and a 210-MW natural-gas-fired peaking facility both located in Jarreau, Louisiana, (iii) a 580-MW coal-fired generating facility, a 540-MW natural-gas-fired generating station, and 58% of a 588-MW coal-fired generating station all located in New Roads, Louisiana, (iv) 75% of a 300-MW natural-gas-fired peaking facility located in Jennings, Louisiana, and (v) a 1,263-MW natural-gas-fired generating station located in Deweyville, Texas (the Cottonwood Plant), for approximately $1.0 billion, subject to customary working capital and other adjustments (the NRG Acquisition). Cleco expects to fund the NRG Acquisition with proceeds from the Debt Financing (as defined below), equity contributions, and cash on hand.
Cleco Energy, NRG Energy, and NRG South Central have each made customary representations, warranties and covenants in the Purchase and Sale Agreement, which includes customary indemnification provisions. The transaction is subject to customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (ii) receipt of required regulatory approvals, including approvals by FERC, the LPSC, the Committee on Foreign Investment in the United States, and the Public Utility

Commission of Texas. Cleco Holdings has agreed to guarantee the obligations of Cleco Energy, subject to certain limitations. In addition, the closing is conditioned upon the execution and delivery of a lease agreement between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it until May 2025. Upon closing, Cottonwood Energy will become a subsidiary of Cleco Energy.
The Purchase and Sale Agreement also contains certain customary termination rights for both Cleco Energy and NRG Energy, including a termination right for each if the closing does not occur by February 6, 2019. The parties expect the transaction to close before the end of 2018.
In connection with the Purchase and Sale Agreement, Cleco Holdings entered into a debt commitment letter, dated as of February 6, 2018, with Mizuho Bank, Ltd. (Mizuho), Credit Agricole Corporate and Investment Bank (CA-CIB) and The Bank of Nova Scotia (Scotiabank), pursuant to which Mizuho, CA-CIB, and Scotiabank have committed to provide (a) an acquisition loan facility in the aggregate principal amount of up to $300.0 million (the Acquisition Loan Facility), (b) a term loan facility in the aggregate principal amount of up to $300.0 million (the Term Loan Facility), and (c) an incremental revolving facility under Cleco Holding’s existing bank credit agreement with availability of $75.0 million (and together with the Acquisition Loan Facility and the Term Loan Facility, the Debt Financing). The Debt Financing is subject to various conditions, including the execution of definitive documentation and other customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2017. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Management’s Reports on Internal Control Over Financial Reporting
The management of Cleco and Cleco Power is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Cleco and Cleco Power’s internal control over financial reporting is a process designed by, or under the supervision of, each of Cleco and Cleco Power’s principal executive and financial officers and effected by Cleco and Cleco Power’s board of managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.
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

CLECO
CLECO POWER	2017 FORM 10-K

assurance with respect to financial statement preparation and presentation.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The management of Cleco and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco and Cleco Power’s respective internal control over financial reporting as of

December 31, 2017. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, the management of Cleco and Cleco Power concluded that, as of December 31, 2017, the Registrants’ internal control over financial reporting was effective.

Certifications
The certifications of the Registrants’ CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
None

CLECO
CLECO POWER	2017 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Boards of Managers of Cleco
As of February 21, 2018, the Board of Managers of Cleco Holdings is comprised of 12 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 13 managers, including the same 12 managers that comprise the Board of Managers of Cleco Holdings, plus one additional manager, Melissa Stark. The Board of Managers of Cleco Holdings and the Board of Managers of Cleco Power are collectively referred to below as “the Boards.” The managers’ ages, dates of election, employment history, and committee assignments as of February 21, 2018, are also set forth below.

Andrew Chapman joined MIRA in 2006 and currently acts as Head of Asset Management for Macquarie Infrastructure Partners I, II and III and Asset Director for utility company Puget Energy (Puget). Mr. Chapman is 62 years old and became a member of the Boards in 2016. He is the chair of the Business Planning and Budget Review Committee and a member of the Leadership Development and Compensation Committee, the Governance and Public Affairs Committee and the Audit Committee. Mr. Chapman serves on the board of Puget.
Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining MIRA in 2006.
Mr. Chapman earned his Masters of Business Administration from the Yale School of Management.

Richard Dinneny is the Senior Portfolio Manager, Infrastructure and Renewable Resources for bcIMC, where he has responsibility for all aspects of investing in infrastructure transactions. He is 55 years old and became a member of the Boards in 2016. Mr. Dinneny is the chair of the Audit Committee and a member of the Business Planning and Budget Review Committee. Mr. Dinneny has reviewed and completed a number of infrastructure and utility investments. He currently serves as a director of Vier Gas Services GmbH & Co. KG, Essen, the owner of Open Grid Europe (GmbH), and an alternate director on the board of Puget.
Mr. Dinneny earned his Masters of Business Administration from York University in Toronto and was awarded the Chartered Financial Analyst designation in 1998.

Mark Fay is a Managing Director within MIRA and Head of Portfolio and Strategy for the MIP series of private infrastructure funds operating primarily within the United States and Canada. He is 36 years old and became a member of the Boards in 2016. Mr. Fay is the chair of the Asset Management Committee and a member of the Business Planning and Budget Review Committee.
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

William “Bill” Fontenot serves as CEO of Cleco Holdings and Cleco Power. Mr. Fontenot is 55 years old and was appointed to the Boards in 2018. During Mr. Fontenot’s 30 years of service, he managed the development and restructuring efforts of generation projects valued at over $900.0 million, as well as led the development and construction of the $1.0 billion power plant, Madison Unit 3. His previous background was in marketing and the development of merchant power businesses.
Mr. Fontenot serves on the boards of the Council for a Better Louisiana, Association of Edison Illuminating Companies, Southeastern Electric Exchange, and the Central Louisiana Community Foundation. He is a member of the Association of Edison Illuminating Companies Power Generation Committee, Central Louisiana Manufacturing Managers Council, St. Rita Catholic Church, and the Knights of Columbus.
Mr. Fontenot holds a B.S. degree in electrical engineering from Louisiana State University in Baton Rouge.

Richard “Rick” Gallot, Jr. is the President of Grambling State University. He is 51 years old and became a member of the Boards in 2016. Mr. Gallot is a member of the Leadership Development and Compensation Committee and the Governance and Public Affairs Committee.
Mr. Gallot recently served as a Louisiana state senator for District 29, where he held the position of Vice-chair of the Commerce Committee and was a member of the Agriculture, Forestry, Aquaculture, and Rural Development Committee and the Revenue and Fiscal Affairs Committee. He previously served as a member of the Louisiana House of Representatives for District 11, where he served as Chair of the House and Governmental Affairs Committee and was a member of the Executive Committee.
Mr. Gallot obtained his Juris Doctorate from Southern University School of Law.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-based infrastructure contractor specializing in road and bridge construction. He is 58 years old and became a member of the Boards in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.

CLECO
CLECO POWER	2017 FORM 10-K

Under Mr. Gilchrist’s leadership, GCC has grown since 1985 from a small site work contractor to one of Louisiana’s leading highway contractors. Mr. Gilchrist has served as President of Associated General Contractors, Chair of Driving Louisiana Forward, Chair of the Central Louisiana Chamber of Commerce, and Vice chair of Central Louisiana Economic Development Alliance. He has also served on the boards of The Rapides Foundation and Rapides Healthcare System.

Recep Kendircioglu is a Managing Director at John Hancock Financial Services in the Power and Infrastructure Group. He is 42 years old and became a member of the Boards in 2016. Mr. Kendircioglu is a member of the Asset Management Committee.
Mr. Kendircioglu joined John Hancock in 2007, where he is responsible for the origination and execution of debt and equity investments in the infrastructure and utility sectors.
Mr. Kendircioglu holds a Masters in Business Administration from Rice University. He is a Chartered Financial Analyst, a certified Financial Risk Manager and a member of the Boston Security Analysts Society.

Christopher Leslie is the CEO of MIP, the manager of MIRA’s U.S.-based private infrastructure funds, Macquarie Infrastructure Partners I, II and III, which collectively manage more than $7 billion in U.S. and Canadian infrastructure investments. Mr. Leslie is 53 years old and became a member of the Boards in 2016. He is the Chair of the Leadership Development and Compensation Committee.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Peggy Scott currently serves as the Chair of the Boards. She served as Chairperson and Interim CEO of Cleco Holdings from February 9, 2017, through December 31, 2017. She also serves on Cleco’s Audit Committee and Governance and Public Affairs Committee. Presently, Ms. Scott advises diverse industries, including healthcare and technology. She is 66 years old and became a member of the Boards in 2016.
Previously, Ms. Scott served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of Blue Cross Blue Shield of Louisiana (BCBS) and as Chief Strategy Officer. Prior to BCBS, Ms. Scott was an office Managing Partner with Deloitte and held executive positions in U.S. and International companies where she led transformations, growth strategies, and operations in eight foreign countries.
Ms. Scott was named one of the ten Outstanding Young Women of America, featured in the Wall Street Journal as National Financial Executive of the year, and inducted into the American Institute of CPAs’ Hall of Fame. She is in the Louisiana State University’s Alumni Hall of Distinction, named a Tulane Outstanding Alumnus and holds a Ronald Reagan presidential citation.
Ms. Scott is a CPA and certified in Valuations/Forensics. She holds an MBA from Tulane University and a B.S. in accounting from Louisiana State University.

Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC, which she established in 2003 to provide independent directors and officers for special purpose entities. She is 55 years old and was appointed in 2016 as a special independent manager of Cleco Power, whose sole purpose is to vote on any bankruptcy-related matters, as specified in Cleco Power’s Second Amended and Restated Operating Agreement. From 2001 to 2017, Ms. Stark concurrently served as a principal and co-founder of Water Tower Capital, LLC, a Chicago based investment advisory firm. From 1994 to 1996 she was Vice President - Fixed Income Research at Duff & Phelps (now known as Fitch) where she covered high yield bonds in the retail industry. She served as Vice President - Special Investments at PPM America, Inc. from 1991 to 1994.
Ms. Stark holds a Masters of Business Administration in Finance from New York University Stern School of Business.

Steven Turner is a Portfolio Manager within the Infrastructure & Renewable Resources Department at bclMC, where he is responsible for sourcing, executing, and managing infrastructure investments. He is 45 years old and became a member of the Boards in 2016. Mr. Turner is the Chair of the Governance and Public Affairs Committee and a member of the Business Planning and Budget Review Committee and the Asset Management Committee.
Mr. Turner serves on the board of Corix Infrastructure Inc. (Corix), a waste/wastewater and utility products company in Vancouver, British Columbia. He is also a past director of Macquarie Utilities Inc. and Aquarion Water Company (Aquarion), the parent companies to a suite of New England-based water utilities.
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

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana’s Northshore and in New Orleans. He is 58 years old and became a member of the Boards in 2016. Mr. Wainer is a member of the Business Planning and Budget Review Committee, the Asset Management Committee, and the Governance and Public Affairs Committee. He is the developer of some of the most successful commercial developments in the New Orleans area and past chairman of the Northshore Business Council. His business affiliations include partner at Wainer Brothers, All State Financial Company and Circle West Trailer Park Company; president of Quality Properties, Inc., Regent Lands, Inc., Flowers, Inc., Upside Down Cajun Brands, Inc., Louisiana Properties, Inc., Tamco, Inc., Riverhill, Inc., Metro Credit Services, Inc. and Pan American Investors, Inc., and manager of Advance Mortgage Company, LLC.
Lincoln Webb is the Senior Vice President of Infrastructure & Renewable Resources at bcIMC, where he is responsible for the overall management of the firm’s infrastructure and renewable resource investments and setting strategic direction

CLECO
CLECO POWER	2017 FORM 10-K

for the group. He is 46 years old and became a member of the Boards in 2016. Mr. Webb is a member of the Leadership Development and Compensation Committee. Currently, he serves as a director on the boards of Open Grid Europe (GmbH), Glencore Agricutlure, Teays River, Endeavour Energy, Corix, and TiimberWest. He has served as a director on the boards of Puget, Aquarion, DBCT Ports of Australia, Thames Water in London, and Transelec S.A., Chile’s largest transmission utility.
Mr. Webb holds a Masters of Business Administration in International Business from the University of Victoria, a Masters of City Planning from the Department of Architecture at the

University of Manitoba, and is a Chartered Financial Analyst charter holder.

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of February 21, 2018, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Holdings Cleco Power Cleco Power

President and Chief Executive Officer since January 2018. Chief Operating Officer from April 2016 to December 2016; Senior Vice President - Utility Operations from March 2012 to April 2016; Group Vice President from March 2010 to March 2012.

Interim Chief Executive Officer from February 2017 to December 2017.
(Age 55; 31 years of service)

Terry L. Taylor Cleco Holdings Cleco Power	Chief Financial Officer since April 2016; Controller and Chief Accounting Officer from November 2011 to April 2016; Assistant Controller from August 2006 to November 2011. (Age 63; 17 years of service)
Julia E. Callis Cleco Holdings Cleco Power

Chief Compliance Officer and General Counsel since April 2016; Associate General Counsel and Corporate Secretary from November 2011 to April 2016; Senior Attorney from August 2007 to November 2011.
(Age 49; 10 years of service)

Anthony L. Bunting Cleco Holdings Cleco Power

Chief Administrative Officer since April 2016; Vice President - Transmission & Distribution Operations from March 2012 to April 2016; Vice President - Customer Services and Energy Delivery from October 2004 to March 2012.
(Age 58; 26 years of service)

Jeffrey M. Baudier Cleco Holdings Cleco Power

Chief Marketing & Development Officer since July 2016; Partner - Phelps Dunbar LLP from January 2013 to June 2016; President & Chief Executive Officer - Petra Nova LLC of NRG Energy from January 2011 to December 2012.
(Age 49; 1 year of service)

F. Tonita Laprarie Cleco Holdings Cleco Power

Controller & Chief Accounting Officer since July 2016; General Manager Audit & Risk from March 2014 to July 2016; Manager Accounting Services from December 2007 to March 2014.
(Age 53; 17 years of service)

Robert R. LaBorde, Jr. Cleco Holdings Cleco Power

Vice President Generation Operations & Environmental Services since April 2016; Vice President - Strategic Planning, Development and Environmental Policy from November 2011 to November 2012; General Manager - Environmental Services from August 2006 to November 2011.

Vice President - Generation Operations from November 2012 to April 2016.
(Age 50; 26 years of service)

Kristin L. Guillory Cleco Holdings Cleco Power

Treasurer since February 2018; General Manager Finance and Assistant Treasurer from May 2016 to February 2018; Manager Finance, Risk and Analytics & Assistant Treasurer from December 2013 to May 2016; Supervisor Corporate Analytics from March 2012 to December 2013; Director Financial Analytics from August 2009 to March 2012.
(Age 35; 13 years of service)

Dean C. Sikes Cleco Holdings Cleco Power

Vice President Engineering, Construction & Project Management since April 2016; General Manager Generation Engineering & Construction from March 2013 to April 2016; Manager Transmission Protection, Apparatus & Metering from January 2005 to March 2013.
(Age 54; 30 years of service)

Gregory A. Coco Cleco Holdings Cleco Power

Vice President Transmission & Distribution Operations since April 2016; General Manager Brame Energy Center from March 2013 to April 2016; General Manager Generation Engineering & Construction from March 2012 to March 2013; General Manager Transmission Services from October 2002 to March 2012.
(Age 58; 36 years of service)

Joel M. Prevost Cleco Holdings Cleco Power

Vice President Asset Management since April 2016; General Manager T&D Engineering & Construction from March 2012 to April 2016; General Manager Power Plant Engineering & Construction from June 2004 to March 2012.
(Age 57; 36 years of service)

CLECO
CLECO POWER	2017 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
J. Robert Cleghorn Cleco Holdings Cleco Power

Vice President Regulatory Strategy since April 2016; General Manager Regulatory Strategy & Planning from March 2012 to April 2016; General Manager Regulatory Strategy from June 2005 to March 2012.
(Age 59; 30 years of service)

Justin S. Hilton Cleco Holdings Cleco Power

Vice President MISO Operations since April 2016; General Manager Transmission Strategy from March 2012 to April 2016; General Manager Retail Operations from November 2004 to March 2012.
(Age 48; 28 years of service)

Shirley J. Turner Cleco Holdings Cleco Power

Vice President Customer Experience since April 2016; General Manager Customer Experience Management from March 2012 to April 2016; Manager Customer Services from January 2005 to March 2012.
(Age 64; 42 years of service)

Eric A. Schouest Cleco Holdings Cleco Power

Vice President - Marketing South since August 2016; General Manager Governmental Affairs/Regulatory Sales from February 2013 to August 2016; General Manager Eastern District from November 2004 to February 2013.
(Age 52; 16 years of service)

Marty A. Smith Cleco Holdings Cleco Power

Vice President - Marketing North since January 2017; General Manager Corporate Safety from April 2016 to January 2017; General Manager Distribution Engineering & Real Estate from February 2013 to April 2016; General Manager Northern District from March 2012 to February 2013; General Manager Central District from January 2009 to March 2012.
(Age 56; 26 years of service)

Marcus A. Augustine Cleco Holdings Cleco Power

Corporate Secretary & Senior Attorney since April 2016; Senior Attorney from January 2015 to April 2016; Attorney from September 2012 to January 2015; Associate - Sidley Austin LLP from January 2011 to September 2012.
(Age 37; 5 years of service)

Audit Committee
Cleco has a separately-designated standing audit committee. The members of Cleco’s Audit Committee are Andrew Chapman, Richard Dinneny (who serves as Chair of the committee), Randy Gilchrist, and Peggy Scott. The Boards have determined that Andrew Chapman is the Audit Committee financial expert.

Code of Business Conduct & Ethics and Related Party Transactions
Cleco has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, and treasurer. Cleco also has adopted Ethics & Business Standards applicable to all employees and the Boards. In addition, the Boards have adopted Conflicts of Interest and Related Policies to prohibit certain conduct and to reflect the expectation of the Boards that their members engage in and promote honest and ethical conduct in carrying out their duties and responsibilities, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and corporate opportunities. Under the Conflicts of Interest and Related Policies, Cleco considers transactions that are reportable under the SEC’s rules for transactions with related parties to be conflicts of interest and prohibits them. Any request, waiver, interpretation or other administration of the policy shall be referred to the Governance and Public Affairs Committee. Any recommendations by the Governance and Public Affairs Committee to implement a waiver shall be referred to the full Boards for a final determination. The Code of Conduct for Financial Managers, Ethics & Business Standards, and Conflicts of Interest and Related Policies are posted on Cleco’s website at https://cleco.com; About Us-Leadership-Codes of Conduct. Each of these documents is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.

Communications with the Boards
The Corporate Governance Guidelines provide for communications with the Boards by interested persons. In order for employees and other interested persons to make their concerns known to the Boards, Cleco has established a procedure for communications with the Boards through the Board’s Chair. The procedure is intended to provide a method for confidential communication, while at the same time protecting the privacy of the members of the Boards. Any interested person wishing to communicate with the Boards, or the non-management members of the Boards, may do so by addressing such communication as follows:

Chair of the Boards of Managers
c/o Corporate Secretary
Cleco Holdings
P. O. Box 5000
Pineville, LA 71361-5000

Upon receipt, Cleco’s Corporate Secretary will forward the communication, unopened, directly to the Chair of the Boards. The Chair will, upon review of the communication, make a determination as to whether it should be brought to the attention of the other non-management members and/or the management member of the Boards and whether any response should be made to the person sending the communication, unless the communication was made anonymously.

CLECO
CLECO POWER	2017 FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION

Leadership Development and Compensation Committee Interlocks and Insider Participation
The members of the Leadership Development and Compensation Committee (Committee) of the Boards who served during 2017 are named in the Report of the Leadership Development and Compensation Committee. No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2017, were formerly Company officers or had any relationship otherwise requiring disclosure.

Compensation Discussion and Analysis (CD&A)
This section provides information about the compensation program in place for the Company’s named executive officers who are included in the Summary Compensation Table. It includes a discussion and analysis of the overall objectives of our compensation program and each element of compensation the Company provides.

Executive Summary

2017 Business Highlights
In 2017, the Company performed well operationally and financially and initiated transformational strategic projects. Below are some of our accomplishments for the year:

•	Key Strategic Initiatives

◦	Initiated the $130.0 million START project which includes replacement of and improvement to Cleco’s enterprise business applications

◦	Completed several key elements of the safety strategy to improve 2017 performance and establish a stronger safety culture

◦	Completed a benchmarking opportunity assessment and identified $40.0 million to $50.0 million in potential cost savings

◦	Entered into an agreement to issue $175.0 million of private debt at Cleco Power

•	Effective Utility Operations

◦	Provided mutual assistance to other utilities following three storms and earned the 2017 EEI Emergency Assistance Award for hurricanes Harvey and Irma

◦	Effectively restored power following nine storms with a total cost of $8.7 million

•	Key Capital Investments and Regulatory Outcomes

◦	Completed the sale of the Perryville and Attala assets

◦	Substantially completed the $12.0 million radio system project to replace an obsolete system

◦	Received MISO approval for SSR designation of Teche 3 and received related payments of approximately $8.5 million, net of expenses

Compensation Philosophy
The compensation principles and philosophy of the Committee are:

•	Executives should be rewarded on performance, and incentives should align interests between management and the Company;

•	Total remuneration (the sum of base salary, annual incentives, long-term incentives, and retirement benefits) should be aligned with the market median;

◦	Newly hired and/or promoted executives should be transitioned to median over time as they become more proficient in their roles;

•
The mix of fixed compensation (base salary and retirement benefits) and variable/at-risk compensation (annual incentive and long-term incentive) should align with market by emphasizing variable/at-risk compensation; and

•	The competitive market for an executive’s compensation will be based on comparable utilities and will not be adjusted for Cleco’s privately held status or location.

Compensation Program Elements
The Committee targets total compensation (made up of the elements described below) to be competitive with the median of the Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2017, we believe that we accomplished our philosophy through the following compensation and benefit components:

2017 Pay Element	Description
Base Salary	• Fixed pay element • Delivered in cash
Annual Cash Incentive (STIP)
• Performance-based annual incentive plan that pays out in cash
• EBITDA is primary measure for the named executive officers
• Additional metrics include safety, system reliability, customer service, generation fleet availability, and milestone measures

Retention Bonus	• Performance-based annual incentive plan that pays out in cash in the two years following the close of the Merger • Metrics are consistent with those included in the STIP
Long-Term Incentives	• Performance-based incentive paid in cash currently with a two-year and a three-year cycle • Payout is contingent on ROE and EBITDA, each weighted at 50%
Benefits
• Broad-based benefits such as group medical, dental, vision, and prescription drug coverage; basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; a defined benefit pension plan (for those employees hired prior to August 1, 2007); and a 401(k) Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Plan with an enhanced benefit for those employees hired on or after August 1, 2007; same as those provided to all employees

Executive Benefits	• Supplemental Executive Retirement Plan (closed to new participants in 2014) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel, and relocation assistance

CLECO
CLECO POWER	2017 FORM 10-K

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met eight times during 2017, including three telephone meetings. The Chief Administrative Officer attended the Committee meetings on behalf of management but did not participate in the Committee’s executive sessions.
The Committee’s responsibilities, which are more fully described in its charter, include:

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

The Compensation Consultant
The Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2017 were reviewed by Pay Governance on behalf of the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

•	recommending a group of peer companies to use for market comparisons;

•	reviewing the Company’s executive compensation program, including compensation levels in relation to Company performance, pay opportunities relative to those at comparable companies, short- and long-term incentive targets and metrics, executive retirement benefits, and other executive benefits;

•	reviewing the Company’s Board of Manager compensation program;

•	reporting on emerging trends and best practices in the area of executive and Board of Manager compensation; and

•	attending the Committee meetings.

The Committee reviewed the firm’s qualifications as well as its independence and the potential for conflicts of interest. The Committee concluded that Pay Governance is independent, and its services to the Committee do not create any conflicts of interest. The Committee has the sole authority to approve Pay Governance’s compensation and determine the nature and scope of its services. Pay Governance does not perform any other services for or receive any other fees from the Company.

CEO
The CEO makes recommendations to the Committee regarding base salary adjustments, cash incentives, and long-term incentive awards for executives other than himself. The CEO participates in meetings of the Committee to discuss executive compensation, including measures and performance targets but is subsequently excused to allow the independent members of the Committee to meet in executive session.

Evaluation and Design of the Compensation and Benefit Programs
The Committee believes that compensation and benefits for our executive officers who successfully enhance investors’ value should be competitive with the compensation and benefits offered by similar companies in our industry to attract and retain the high quality executive talent required by the Company. The Committee examines our executive officers’ compensation against comparable positions using publicly available proxy data for a group of 13 industry peers (Peer Group) and utility industry survey data to help design and benchmark our executive officer compensation. This evaluation includes base salary, annual and long-term incentive plan targets, other potential awards, retirement benefits, and target total compensation. The Peer Group is used to track comparable performance of the long-term incentive plan. The combination of the Peer Group and the utility industry survey data is referred to as the “Comparator Group.”
Three companies were removed from the Peer Group in 2017: The Empire District Electric Company, TECO Energy, Inc., and UIL Holdings Corporation. The Committee will continue to evaluate the Peer Group annually as companies are often acquired, taken private, or grow at a rate that renders them inappropriate for comparison purposes. The Committee evaluates the Peer Group to ensure that peer companies are of similar scope in relation to revenues, assets, and employee count and have a good operational fit.

2017 Peer Group Companies
ALLETE, Inc.	IDACORP, Inc.	PNM Resources, Inc.
Avista Corporation	MGE Energy Inc.	Portland General Electric Company
Black Hills Corporation	NorthWestern Corporation	Westar Energy, Inc.
El Paso Electric Company	OGE Energy Corp.
Great Plains Energy Incorporated	Otter Tail Corporation

CLECO
CLECO POWER	2017 FORM 10-K

In setting executive compensation levels in 2017, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

CEO Pay Ratio
The aggregate compensation of the two executives who served in the CEO role in 2017 (Mr. Olagues and Ms. Scott) was $1,575,580. This amount differs from the aggregate amount reflected in the Summary Compensation Table included in this Annual Report on Form 10-K because of the inclusion of the value of the Company’s contribution to health and welfare benefits. Our median employee’s annual total compensation for 2017 was $102,584 calculated including the same components of total pay as was used for Mr. Olagues and Ms. Scott. As a result, we estimate that the CEO’s 2017 annual total compensation was 15.4 times that of our median employee’s annual total compensation. The median employee was determined based on employees of the Company on December 31, 2017, excluding Ms. Scott, using the consistently applied compensation measure of target total cash compensation (including base salary and target bonus). Target total cash compensation was annualized for those employees that were not employed for the full year of 2017.

Decisions Made in 2017 with Regard to Each Compensation and Benefit Component

Base Salary
The Committee strives to set base salary levels for the executive officers as a group, including the named executive officers, at a level approximating +/-10% of the Comparator Group market median for base pay.
In 2017, base salary increases for the named executive officers averaged 8.9% primarily due to Mr. Fontenot’s promotion to Interim CEO of Cleco Power and other pay adjustments. For more information, see the Summary Compensation Table below.
Base salaries for the named executive officers in 2017 are shown in the table below:

Name	2017 Base Salary	2017 % Change
Mr. Fontenot	$375,000	29.3%
Ms. Taylor	$250,000	8.7%
Ms. Callis	$255,000	8.5%
Mr. Bunting	$238,050	3.5%
Mr. LaBorde	$230,000	3.6%
Mr. Olagues	$550,000	0.0%
Ms. Scott	$270,000	N/A
Average % Change		8.9%

Annual Cash Incentive
We maintain the STIP, an annual, performance-based cash incentive plan. The STIP applies to all regular, full-time employees, and it includes weighting for corporate and individual performance goals. The Committee targets STIP award opportunities for executive officers to approximate the median of the annual cash incentive target award of the Comparator Group. Payouts are capped at 200% of target.

The table below presents the target STIP opportunities for the named executive officers in 2017:

Name	Target as % of Base Salary
Mr. Fontenot	50%
Ms. Taylor	50%
Ms. Callis	50%
Mr. Bunting	50%
Mr. LaBorde	50%
Mr. Olagues	80%
Ms. Scott	0%

The 2017 STIP award for the named executive officers was based on the corporate and individual performance measures described below. The 2017 corporate performance measures consisted of the six elements listed below (weighting):

•	EBITDA (40%)

•	Safety (10%)

•	Customer Satisfaction (10%)

•	System Average Interruption Duration Index or SAIDI (10%)

•	Equivalent Forced Outage Rate (demand) or EFORd (10%)

•	Milestone Measures (20%)

The Committee included Milestone Measures (Measures) in the 2017 STIP corporate metrics for the Executive Management Team (EMT) weighted at 20%. These Measures are associated with progress milestones on key strategic corporate projects. The Committee put the greatest emphasis on financial performance with EBITDA at 40%. In addition, to continually focus the executives and the entire organization on the importance of safety, customer satisfaction, system reliability, and generation fleet availability, 40% of the bonus opportunity attributable to the corporate measures was contingent on safety, customer satisfaction, and operational performance.
Management recommended the STIP financial performance and other measures to the Committee. Based on the historical performance relative to target and the relative historical performance versus the Comparator Group, the Committee reviews, revises as appropriate, and approves the STIP measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2017 STIP Award Levels

Metric # 1: EBITDA — The following EBITDA matrix was developed to determine performance and payout ranges related to EBITDA performance in 2017. This measure represents 60% of the overall STIP award for the corporate measures for non-EMT and 40% of the overall STIP award for the corporate measures for EMT. The final percentage of the financial target award is interpolated based on the performance level.

EBITDA MATRIX (40%)
Performance Level	% of Financial Target Award Paid
At or below $426.7 million	0%
$461.3 million	100%
At or above $495.9 million	200%
2017 Result - $460.7 million	102.6%

CLECO
CLECO POWER	2017 FORM 10-K

Metric # 2: Safety — For 2017, the Company changed the safety measure to include both the frequency of incidents represented by the Total Recordable Incident Rate (TRIR) and the severity of incidents represented by the Days Away, Restricted or Transferred (DART) rate. Each of these measures represents 5% of the overall STIP award for the corporate measures.

SAFETY - TRIR MATRIX (5%)
Performance Level	% of TRIR Target Award Paid
At or below 0.419	0%
0.574 - 0.420	50%
0.730 - 0.575	100%
0.885 - 0.731	150%
Above 0.885	200%
2017 Result (0.603)	100%

SAFETY - DART MATRIX (5%)
Performance Level	% of DART Target Award Paid
Below 0.146	0%
0.226 - 0.1446	50%
0.306 - 0.227	100%
0.385 - 0.307	150%
Above 0.385	200%
2017 Result (0.259)	100%

Metric # 3: Customer Satisfaction — The Company added Customer Satisfaction to its performance measures in 2017 using the JD Power South Midsize segment (JD Power study) for comparison. For the STIP metric, the Company eliminated price from the six factors in the JD Power study and used a three-year average to set the target. This metric represents 10% of the overall STIP award for the corporate measures.

CUSTOMER SATISFACTION MATRIX (10%)
Performance Level	% of Customer Satisfaction Target Award Paid
Below 658	0%
658 - 707	50%
683 - 707	100%
708 - 732	150%
Above 732	200%
2017 Result (719)	150%

Metric # 4: SAIDI — SAIDI measures the average amount of time a customer’s service is interrupted during the year and is measured in hours per customer per year. SAIDI is based on a three-year average of Cleco Power’s performance. This metric represents 10% of the overall STIP award for the corporate measures.

SAIDI MATRIX (10%)
Performance Level	% of SAIDI Target Award Paid
Above 2.73	0%
2.73 to 2.58	50%
2.57 to 2.42	100%
2.41 to 2.27	150%
Below 2.27	200%
2017 Result (2.22)	200%

Metric # 5: EFORd — This metric represents the probability a generator will fail either completely or in part when its operation is required and is 10% of the overall STIP award for the corporate measures.

EFORd MATRIX (10%)
Performance Level	% of EFORd Target Award Paid
Above 6.0%	0%
6.00% - 5.69%	50%
5.68% - 5.37%	100%
5.36% - 5.06%	150%
Below 5.06%	200%
2017 Result (5.27%)	150%

Total Payout: The calculated STIP payout was 121.6% of target for the corporate measures as shown in the table below. However, the Committee used discretion to increase the payouts to 150.0% of target based on its review of the Company’s performance in 2017. The resulting total STIP corporate payout for 2017 was calculated as follows:

	% of Target	x	Award Level	=	% of Payout
EBITDA	60%		102.6%		61.6%
Safety	10%		100%		10.0%
Customer Satisfaction	10%		150%		15.0%
SAIDI	10%		200%		20.0%
EFORd	10%		150%		15.0%
Total	100%				121.6%
Committee Discretion					28.4%
Resulting Total Payout					150.0%

Metric # 6: Milestone Measures — EMT had an additional STIP metric for 2017. This metric represents 20% of the overall STIP award for the corporate measures for EMT and measures progress on certain strategic initiatives. The four broad initiatives included safety, the business application strategy, generation portfolio optimization, and spend optimization with each initiative weighted at 5%. The Committee evaluated the performance of each initiative and determined the 2017 result for the Milestone Measures is 100%.

MILESTONE MEASURES (20%)
% of Milestone Target Award Paid
2017 Result	100%

Total Payout for EMT: The calculated STIP payout for EMT was 121.0% of target for the corporate measures and Milestone Measures. However, the Committee used discretion to increase the payouts to 150.0% of target based on its review of the Company’s performance in 2017. In addition, in recognition of significant accomplishments during 2017, the Committee made separate discretionary adjustments to Mr. Fontenot’s and Mr. Bunting’s STIP payout in the amount of $50,000 and $10,000, respectively.
The Committee also has the authority to adjust the amount of any individual STIP award upon recommendation by the CEO. Adjustments for the STIP participants, except for the named executive officers and other members of EMT, may be made by the CEO at his discretion. Adjustments are based on the annual performance review process. Adjustments were

CLECO
CLECO POWER	2017 FORM 10-K

made to the 2017 STIP awards for two of the named executive officers and one other member of EMT.
Retention Bonus
For those executives who were participants in the previous equity-based LTIP, the Board approved a cash award, a portion of which was paid in 2017 and a portion of which will be paid in 2018 (Retention Bonus), that is designed to fill the gap created by the missed earning opportunity on the outstanding LTIP cycles that were eliminated at the time of the Merger. These cash awards are intended to be paid out in the same proportion as the payout on the short-term incentive for 2016 and 2017, respectively; however, the Committee retains the ability to modify the payouts to ensure alignment with investor expectations. The Committee used discretion to payout the Retention Bonus for 2017 at 122.0% of target.

Long-Term Compensation
In 2017, the Committee adopted a new cash-based LTIP and issued grants for a two-year transition LTIP cycle for the performance period ending December 31, 2018, and a normal three-year cycle for the performance period ending December 31, 2019. The metrics for the LTIP are weighted 50% on the three-year average ROE and 50% on the three-year cumulative EBITDA.
Each executive officer’s target LTIP award level is set, so in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of our Peer Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary:

Name	Target as % of Base Salary
Mr. Fontenot	110%
Ms. Taylor	110%
Ms. Callis	110%
Mr. Bunting	110%
Mr. LaBorde	80%
Mr. Olagues	177%
Ms. Scott	0%

Retirement Plans - Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that members of the Boards, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Members of the Boards may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within our industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Actual participation in the plan is voluntary. The notional investment options made available to participants are selected by the CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2017.

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
Generally, benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (Pension Plan), certain employer contributions to the 401(k) Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2017.
In 2011, the Committee amended SERP to eliminate the business transaction benefit previously included in SERP, as well as the requirement that a SERP participant be a party to an employment agreement to receive change in control benefits.
In July 2014, the Cleco Corporation Board of Directors voted to close SERP to new participants. With regard to current SERP participants, two participants have agreed to fix the base compensation portion of their SERP calculation as of December 31, 2017. Additionally, they have agreed to use target rather than actual awards under the annual incentive plan for years 2016 and 2017 for the average incentive award portion of the SERP calculation. A third participant’s SERP benefit will be set at a specified amount based upon the year of separation.
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

Change in Employment Status and Change in Control Events
During 2017, the Company had no employment agreements other than the agreement with Ms. Scott to serve as interim CEO. The Company may enter into employment agreements with its executives generally in connection with recruiting efforts. The standard agreement provides for a non-renewing term, generally two years, and does not contain a change in control tax gross-up provision.

The Cleco Corporation Executive Severance Plan
In recognition of the non-renewal of executive employment contracts, the Cleco Corporation Board of Directors adopted the Cleco Corporation Executive Severance Plan (the Executive Severance Plan) on October 28, 2011. The

CLECO
CLECO POWER	2017 FORM 10-K

Executive Severance Plan provides the executive officers and other key employees with cash severance benefits in the event of a termination of employment, including involuntary termination in connection with a change in control.

Perquisites and Other Benefits
The Company may make available the following perquisites to its executive officers:

•	Executive officer physicals - as a condition of receiving their STIP award, we require and pay for an annual physical for the executive officers and their spouses;

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
The executive officers, including the named executive officers, participate in the other benefit plans on the same terms as other employees. These plans include paid time off for vacation, sick leave, and bereavement; group medical, dental, vision, and prescription drug coverage (including the annual wellness program); basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; defined benefit pension plan (for those hired prior to August 1, 2007); and the 401(k) Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Plan with an enhanced benefit for those employees hired on or after August 1, 2007.

Board Compensation
The Governance and Public Affairs Committee may engage the Committee’s independent consultant from time to time to conduct market competitive reviews of the Board compensation program. Details of the Boards’ compensation are shown in the “Board of Manager Compensation” table.

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

Risk Assessment
The Committee also seeks to structure compensation that will provide sufficient incentives for the executive officers to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. The Committee believes that the following actions and/or measures help achieve this goal:

•	the Committee reviews the design of the executive compensation program to ensure an appropriate balance between business risk and resulting compensation;

•	the Committee allocates pay mix between base salary and performance-based pay to provide a balance of incentives;

•	the design of the incentive measures is structured to align management’s actions with the interests of the investors;

•	incentive payments are dependent on the Company’s performance measured against pre-established targets and goals and/or compared to the performance of companies in the Peer Group;

•	the range and sensitivity of potential payouts relative to target performance are reasonable;

•	the Committee imposes checks and balances on the payment of compensation discussed herein;

•	detailed processes establish the Company’s financial performance measures under its incentive plans; and

CLECO
CLECO POWER	2017 FORM 10-K

•	incentive targets are designed to be challenging, yet achievable, to mitigate the potential for excessive risk-taking behaviors.

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

IRC Section 162(m)
IRC Section 162(m) limits to $1,000,000 the amount Cleco may deduct in a tax year for compensation paid to the CEO and each of the three other most highly compensated executive officers (other than the CFO).
The Committee took actions considered appropriate to preserve the deductibility of compensation paid to executive officers, but the Committee did not adopt a formal policy that required all compensation to be fully deductible. As a result, the Committee may have paid or awarded compensation that it deemed necessary or appropriate to achieve our business goals and to align the interests of our executives with those of Cleco’s investors, whether or not the compensation was performance-based within the meaning of IRC Section 162(m) or otherwise fully deductible.

Executive Officers’ Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)
A	B	C	D	E	F	G	H	I	J
William G. Fontenot,(1)(2)	2017	$362,904	$0	$0	$0	$475,460	$2,552,193	$13,681	$3,404,238
President & CEO	2016	$279,625	$0	$0	$0	$186,907	$308,118	$351,738	$1,126,388

Terry L. Taylor,(1)	2017	$248,462	$0	$0	$0	$280,452	$770,627	$17,057	$1,316,598
CFO	2016	$219,051				$129,353	$202,970	$219,872	$771,246

Julia E. Callis,(1)	2017	$253,462	$0	$0	$0	$285,550	$439,225	$20,292	$998,529
Chief Compliance Officer & General Counsel

Anthony L. Bunting,(1)	2017	$237,431	$0	$0	$0	$293,520	$562,686	$11,712	$1,105,349
Chief Administrative Officer	2016	$225,627				$137,127	$698,496	$240,627	$1,301,877

Robert R. LaBorde, Jr.,(1)	2017	$229,385	$0	$0	$0	$197,844	$374,676	$13,705	$815,610
Vice President - Generation Operations & Environmental Services

FORMER EXECUTIVE OFFICERS:
Darren J. Olagues,	2017	$82,500	$0	$0	$0	$0	$471,701	$368,081	$922,282
Former President & CEO	2016	$502,658	$0	$0	$0	$0	$829,173	$790,256	$2,122,087
	2015	$400,800	$0	$368,904	$0	$222,745	$14,921	$39,223	$1,046,593

Peggy B. Scott,	2017	$366,577	$270,000	$0	$0	$0	$0	$15,008	$651,585
Former Interim CEO - Cleco Corporate Holdings

(1)
Mr. Fontenot, Ms. Taylor, and Mr. Bunting were promoted to Chief officer positions following the Merger and were not classified as named executives previously. Ms. Callis was promoted to a Chief officer position following the Merger, but was not classified as a named executive until 2017. Mr. LaBorde was classified as a named executive officer for the first time in 2017.

(2)	Mr. Fontenot served as Interim CEO of Cleco Power from February 2017 until December 2017.

(3)
Amounts in this column include the change in pension value year over year. For 2017, this amount includes the change in pension value from 2015 to 2016. Negative changes in the pension value year over year are reported as $0.

General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2017, December 31, 2016, and December 31, 2015 (the “named executives” or “named executive officers”). The table also includes former officers, who would have been named executives had they not left the Company in connection with the Merger. Compensation components represent both payments made to the named executive officers during the year and other forms of compensation, as follows:

•
Column C, “Salary;” Column D, “Bonus;” Column G, “Non-Equity Incentive Plan Compensation;” and Column I, “All Other Compensation” represent cash compensation earned by the named executive in 2017, 2016, or 2015.

•	Awards shown in Column E, “Stock Awards” and Column F, “Option Awards” represent non-cash compensation items

CLECO
CLECO POWER	2017 FORM 10-K

which may or may not result in an actual award being received by the named executive, depending on the nature and timing of the grant and until certain performance objectives are achieved.

•
The amounts shown in Column H, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2017, 2016, and 2015 under the Pension Plan and SERP. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Pension Plan and Employee Benefits.” The 2017 changes shown in Column H are due to the actuarial impact from a decrease in the discount rate used to calculate future benefits under the Pension Plan and SERP. Negative changes, if any, are reported as zero. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “Decisions Made in 2017 with Regard to Each Compensation and Benefit Component — Base Salary” in the CD&A. In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2017, 2016, and 2015 base pay made by Mr. LaBorde pursuant to the Deferred Compensation Plan also is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to the Committee typically on an annual basis, and if approved, usually are implemented in January. Base salary changes made in 2017 for our named executives and the reasons for those changes are discussed in “Decisions Made in 2017 with Regard to Each Compensation and Benefit Component — Base Salary” in the CD&A.

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2017, 2016, or 2015. No such awards were earned in 2016 or 2015 by the named executive officers. In recognition of her significant contributions during 2017, Ms. Scott received a discretionary bonus of $270,000. The discretionary bonus will be paid in March 2018.

Stock Awards
Column E reflects grants and awards of Cleco Corporation common stock made to the named executive officers. Such grants and awards include annual performance-based restricted stock, as well as time-based service award grants. There were no stock grants or awards made in 2017 or 2016. Cleco Corporation common stock was delisted upon closing of the Merger. For 2015, Column E includes the grant date fair value calculated under GAAP for the three-year performance cycle beginning January 1, 2015 and ending December 31, 2017.
The dollar value of the LTIP grants in Column E is based on the grant date fair value as required by FASB, and does not represent cash compensation received by the named executives during 2015. The value was determined by the Company’s actuary (Willis Towers Watson) and reflected a “fair value” estimate using a Monte Carlo simulation over the requisite performance cycle based on Cleco Corporation’s historical stock price volatility and dividend yield data compared to each company in the Proxy Peer Group. For the three performance-based cycles applicable to Column E, the grant date fair value of Cleco common stock was $45.60 for the 2015 to 2017 cycle.

Option Awards
Column F, “Option Awards” reflects the grant date fair value for grants made to executive officers in 2017. No stock options were granted to our named executive officers during 2017, 2016, or 2015.

Non-Equity Incentive Plan Compensation
Column G, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2017 that will be paid in March 2018 under the STIP; earned during 2016 and paid in March 2017 under the Pay for Performance Plan (PFP); and earned during 2015 and paid in December 2015 and/or March 2016 under the PFP Plan. Deferral of annual cash incentive payments made by Mr. Fontenot and Mr. LaBorde pursuant to the Deferred Compensation Plan also is included in Column G and is further detailed in the “Nonqualified Deferred Compensation” table.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column H represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2017, 2016, and 2015 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2017, 2016, and 2015; rather, these amounts represent the present value of future retirement payments we project will be made to each named executive. Changes in the present value of the Pension Plan and SERP benefits from December 31, 2016 to December 31, 2017; from December 31, 2015 to December 31, 2016; and from December 31, 2014 to December 31, 2015 result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column H are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Committee in conjunction with its annual tally sheet analysis. An explanation of why the Company uses SERP and its relationship to other compensation elements can be found in “Decisions Made in 2017 With Regard to Each Compensation and Benefit Component.”
Column H also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2017, 2016, and 2015.

CLECO
CLECO POWER	2017 FORM 10-K

All Other Compensation
Payments made to or on behalf of our named executive officers in Column I, “All Other Compensation,” include the following:

•	Contributions by Cleco under the 401(k) Plan on behalf of the named executive officers;

•	Term life insurance premiums paid for the benefit of the named executive officers;

•	For 2016, the cash payout of restricted shares settled at the closing in accordance with the terms of the Merger Agreement;

•	Spousal travel;

•	For 2016 and 2015, accumulated dividends paid for the LTIP three-year performance cycles ended December 31, 2015 and December 31, 2014, respectively, as well as dividends paid on restricted shares settled at the closing of the Merger;

•	For 2017, for Mr. Olagues, cash payout of vacation and floating holiday balances upon termination, cash severance payments and COBRA premium reimbursements; and

•	Federal Insurance Contributions Act (“FICA”) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

The value of the Column I items for 2017 for each named executive officer is as follows:

	Mr. Fontenot	Ms. Taylor	Ms. Callis	Mr. Bunting	Mr. LaBorde	Mr. Olagues	Ms. Scott
Cleco Contributions to 401(k) Plan	$9,135	$9,686	$10,914	$9,081	$13,547	$2,538	$14,440
Taxable Group Term Life Insurance	350	1,382	158	830	158	20	0
Spousal Travel	0	0	0	0	0	0	568
Vacation and Floating Holiday Payout	0	0	0	0	0	30,324	0
Severance Pay	0	0	0	0	0	250,000	0
COBRA Reimbursement	0	0	0	0	0	15,887	0
FICA Tax on SERP	4,196	5,989	9,220	1,801	0	69,312	0
Total Other Compensation	$13,681	$17,057	$20,292	$11,712	$13,705	$368,081	$15,008

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards (STIP)(1)			Estimated Future Payments Under Non-Equity Incentive Plan Awards (2017-2018 LTIP Grant)			Estimated Future Payments Under Non-Equity Incentive Plan Awards (2017-2019 LTIP Grant)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
A	B	C	D	E	F	G	H	I	J	K
Mr. Fontenot	01/01/17	$0	$313,141	$626,282	$0	$330,000	$660,000	$0	$330,000	660,000
Ms. Taylor	01/01/17	$0	$202,136	$404,272	$0	$275,000	$550,000	$0	$275,000	550,000
Mr. Callis	01/01/17	$0	$205,741	$411,482	$0	$280,500	$561,000	$0	$280,500	561,000
Mr. Bunting	01/01/17	$0	$205,457	$410,914	$0	$261,855	$523,710	$0	$261,855	523,710
Mr. LaBorde	01/01/17	$0	$201,432	$402,864	$0	$184,000	$368,000	$0	$184,000	368,000
Mr. Olagues(2)	01/01/17	$0	$711,658	$1,423,316	$0	$975,000	$1,950,000	$0	$975,000	1,950,000
Ms. Scott(3)	01/01/17	$0	$0	$0	$0	$0	$0	$0	$0	$0
(1) Includes target awards for the Retention Bonus Plan.
(2) Under the terms of his separation agreement, Mr. Olagues was not eligible for payouts under the STIP or future payouts under the LTIP.
(3) Under the terms of her agreement to serve as Interim CEO - Cleco Corporate Holdings, Ms. Scott was not eligible to participate in the Company’s incentive plans.

General
The target values for each of the Company’s incentive plans — the STIP and the LTIP — are determined as part of the Committee’s review of executive officer compensation. The Committee’s review, supported by data prepared by Pay Governance, includes comparisons of base salary and annual and long-term incentive levels of Cleco executive officers versus the Comparator Group as detailed in “Evaluation and Design of the Compensation and Benefit Programs” in the CD&A. Targets for both the STIP and the LTIP are set as a percentage of base salary and stated in their dollar equivalent in the table above.

Estimated Future Payments under Non-Equity Incentive Plan Awards (STIP)
See “Decisions Made in 2017 with Regard to Each Compensation and Benefit Component — Annual Cash Incentive” in the CD&A for a discussion of our 2017 STIP award calculations.

Estimated Future Payments under Non-Equity Incentive Plan Awards (LTIP)
See “Decisions Made in 2017 with Regard to Each Compensation and Benefit Component — Long-Term Compensation” in the CD&A for a discussion of our grants made in 2017.

CLECO
CLECO POWER	2017 FORM 10-K

Pension Benefits

Name	Plan Name(s)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. Fontenot	Cleco Corporate Holdings LLC Pension Plan	31	$1,600,168	$0
	Cleco Corporation SERP	31	$3,915,800	$0
Ms. Taylor	Cleco Corporate Holdings LLC Pension Plan	17	$1,141,628	$0
	Cleco Corporation SERP	17	$2,462,193	$0
Ms. Callis	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	10	$1,925,774	$0
Mr. Bunting	Cleco Corporate Holdings LLC Pension Plan	25	$1,499,633	$0
	Cleco Corporation SERP	25	$2,208,982	$0
Mr. LaBorde(1)	Cleco Corporate Holdings LLC Pension Plan	16	$528,973	$0
	Cleco Corporation SERP	9	$1,559,426	$0
Mr. Olagues	Cleco Corporate Holdings LLC Pension Plan	10	$409,797	$0
	Cleco Corporation SERP	10	$3,719,609	$0
Ms. Scott(2)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
(1) Mr. LaBorde has prior years of service credit under the Pension Plan. He is not currently a participant in the Plan because he was rehired after the Pension was closed to new participants in 2007.
(2) Under the terms of her agreement to serve as Interim CEO - Cleco Corporate Holdings, Ms. Scott was not eligible to participate in the Company’s retirement plans.

General
The Company provides executive officers who meet certain tenure requirements benefits from the Pension Plan and SERP. Vesting in the Pension Plan requires five years of service with the Company. With the exception of Ms. Callis, each of the named executive officers is fully vested in the Pension Plan. Ms. Callis having been hired after August 1, 2007, was not eligible to participate in the Pension Plan and was included in an enhanced 401(k) Plan for those employees hired on or after August 1, 2007. Mr. LaBorde is fully vested in the Pension Plan based on previous service with the Company. Having been rehired after August 1, 2007, he was no longer eligible to participate in the Pension Plan and was included in an enhanced 401(k) Plan for those employees hired (or rehired) on or after August 1, 2007.
Vesting in SERP requires ten years of service. Under the terms of SERP, automatic vesting occurs upon a Change in Control if a participating executive is involuntarily terminated from the Company. Mr. Olagues received accelerated vesting upon his separation from the Company under the terms of his separation agreement. Mr. LaBorde is the only named executive officer who was not fully vested in SERP as of December 31, 2017. Mr. LaBorde became fully vested in SERP on February 1, 2018.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2017. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 3.73%. Other material assumptions relating to the valuation include use of the RP-2006 Employee and Healthy Annuitant gender distinct mortality tables projected generationally using Scale MP-2017, assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment, with the exception of Ms. Callis whose benefit is payable as a 10-year certain and life annuity.
The sum of the change in actuarial value of the Pension Plan during 2017 and the change in value of SERP is included in Column H, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

Pension Plan
The Cleco Corporate Holdings LLC Pension Plan, restated effective August 1, 2015, is a defined benefit plan funded entirely by employer contributions. Effective August 1, 2007, the Pension Plan was closed to new participants. Employees hired or rehired on or after August 1, 2007 are eligible to participate in an enhanced 401(k) Plan. With the exception of Ms. Callis, Mr. LaBorde, and Ms. Scott, each of our named executives was hired or rehired prior to August 1, 2007.
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, the value of benefits accrued or paid (including dividends) under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2017, the amount of earnings was further limited to $270,000 as prescribed by the IRS.
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The pension factor varies with the retirement year. For 2017, the applicable factor was 1.25%. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit

CLECO
CLECO POWER	2017 FORM 10-K

prescribed by the IRS, generally $215,000 in 2017. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

SERP
SERP is designed to provide retirement income of 65% of an executive officer’s final compensation at normal retirement, age 65. Final compensation under SERP is based on the sum of the highest annual salary paid during the five years prior to termination of employment and the average of the three highest PFP Plan or STIP awards paid to the participant during the preceding 60 months. Final compensation also is determined without regard to the IRS limit on compensation. SERP benefit rate at normal retirement is reduced by 2% per year for each year a participant retires prior to age 65, with a minimum benefit rate of 45% at age 55. The final benefit rate also may be reduced further if a participant separates from service prior to age 55. This actuarially determined reduction factor is equivalent to that used in our Pension Plan, which is 3% for each year from age 55 to 62. For example, if a SERP participant were to terminate service at age 50 and start receiving his or her SERP benefit at age 55, his or her SERP benefit rate would be 35.6%. This is the product of the minimum SERP benefit of 45% reduced by another 21% for early commencement. The actual SERP benefit payments are reduced if a participant is to receive benefit payments from our Pension Plan, has received certain employer contributions related to our 401(k) Plan and/or is eligible to receive retirement-type payments from former employers and subsequent employers, if applicable. Mr. Olagues will receive reduced payments from SERP because of retirement-type payments received or to be received from a former employer.
SERP provides survivor benefits, which are payable to a participant’s surviving spouse or other beneficiary. SERP also contains a supplemental death benefit that was added in 1999 to reflect market practice. If a SERP participant dies while actively employed, the amount of the supplemental death benefit is equal to the sum of two times the participant’s annual base salary as of the date of death and the participant’s target bonus payable under the annual incentive plan for the year in which death occurs. If a participant dies after termination of employment, the supplemental benefit is equal to the sum of the participant’s final annual base salary and target bonus payable under the annual incentive plan for the year in which the participant retired or otherwise terminated employment. The supplemental death benefit is not dependent on years of service.
In July 2014, Cleco Corporation’s Board of Directors closed SERP to new participants. In August 2016, the Company’s Board of Managers voted to freeze salary and bonus components used in the final compensation calculation as of December 31, 2017, for two current participants including Ms. Callis and Mr. LaBorde. With regard to other current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue.

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of December 31, 2017. Amounts shown for former executives reflect actual payments.

	Estimated Payments at Age 55 (or actual attained age if greater than 55)
	Pension	SERP	Total
Mr. Fontenot	$94,259	$105,181	$199,440
Ms. Taylor	$63,880	$139,060	$202,940
Ms. Callis	$0	$112,600	$112,600
Mr. Bunting	$83,236	$87,860	$171,096
Mr. LaBorde	$40,020	$65,378	$105,398
Mr. Olagues	$27,227	$247,000	$274,227
Ms. Scott(1)	$0	$0	$0
(1)Under the terms of her agreement to serve as Interim CEO - Cleco Corporate Holdings, Ms. Scott was not eligible to participate in the Company’s retirement plans.

Nonqualified Deferred Compensation

Name	Executive officer contributions in 2017 ($)(1)	Company contributions in 2017 ($)	Aggregate earnings in 2017 ($) (2)	Aggregate withdrawals/ distributions in 2017 ($)	Aggregate balance at December 31, 2017 ($)(3)
A	B	C	D	E	F
Mr. Fontenot	$65,418	$0	$100,756	$0	$973,698
Ms. Taylor	$0	$0	$0	$0	$0
Ms. Callis	$0	$0	$0	$0	$0
Mr. Bunting	$0	$0	$0	$0	$0
Mr. LaBorde	$55,549	$0	$42,211	$0	$376,054
Mr. Olagues	$0	$0	$0	$0	$0
Ms. Scott	$0	$0	$0	$0	$0
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2017 and are included in the amounts shown in Columns C and G, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.

Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in

Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Mr. Fontenot and Mr. LaBorde elected to participate in the Deferred Compensation Plan during 2017. All deferral

CLECO
CLECO POWER	2017 FORM 10-K

elections for 2017 were made prior to the beginning of 2017 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
Deferrals become general funds for use by the Company to be repaid to the participant at a pre-specified date. Short-term deferrals may be paid out as early as five years following the end of the plan year (i.e., the year in which compensation was earned). Retirement deferrals are paid at the later of termination of service or the attainment of an age specified by the participant. A bookkeeping account is maintained for each participant that records deferred salary and/or bonus, as well as earnings on deferred amounts. Earnings are determined by the performance of notional investment alternatives, which are similar to the investments available under the 401(k) Plan. Participants select which of these alternatives will be used to determine the earnings on their own accounts. The Deferred Compensation Plan is not intended to provide for the payment of above-market or preferential earnings (as these terms are defined under the SEC regulations) on compensation deferred under the plan. As such, the Deferred Compensation Plan does not provide a guaranteed rate of return.

Potential Payments at Termination or Change in Control
The following tables “Potential Payments at Termination or Change in Control” detail the estimated value of payments and benefits provided to each of our named executive officers assuming the following separation events occurred as of December 31, 2017: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. The Company has selected these events based on long-standing provisions in our employee benefit plans such as the Pension Plan and 401(k) Plan, or because their use is common within the industry and Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the STIP, LTIP, and SERP.
At its October 2011 meeting, Cleco Corporation’s Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014 and July 2015, the Cleco Corporation’s Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2017, all of the named executive officers, other than the former executive officers, were covered by the Executive Severance Plan.
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

Disability
Annual disability benefits are payable when a total and permanent disability occurs and are paid until the executive officer’s normal retirement age, which is age 65. This benefit is provided under SERP and is paid regardless of whether the executive was vested in SERP at the time of disability. At age

65, a disabled executive is eligible to receive annual retirement benefits under the Pension Plan, for those who are participants, and SERP as outlined under the headings “Pension Plan” and “SERP,” respectively. The executive officer also is eligible to receive a one-time, prorated share of the current year’s STIP award and a prorated award for each LTIP performance cycle in which he/she participates to the extent those performance cycles award at their completion.

Death
A prorated share of the current year’s STIP award and a supplemental death benefit provided from SERP are paid to an executive officer’s designated beneficiary in the event of death in service. Both are one-time payments. The executive officer’s designated beneficiary also is eligible to receive a prorated award for each LTIP performance cycle in which the executive officer participates to the extent those performance cycles award at their completion.
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

Retirement
In the event of early or normal retirement, the executive officer is eligible to receive a prorated share of the current year’s STIP award and at least a prorated award for each LTIP performance cycle in which he/she participates to the extent those performance cycles award at their completion. Retirement benefits are provided pursuant to the Pension Plan and SERP. Payments are made monthly and are calculated using the assumptions described in the discussion following the “Pension Benefits” table.

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

CLECO
CLECO POWER	2017 FORM 10-K

prorated portion of the current year’s payout under the STIP and a prorated award for the LTIP performance cycles in which he/she participates to the extent those performance cycles award at their completion.
If the executive officer has vested retirement benefits and has attained eligible retirement age, he/she would receive retirement benefits as described under “Pension Benefits.”

Termination for Cause
“Cause” is defined as an executive’s (i) intentional act of fraud, embezzlement or theft in the course of employment or other intentional misconduct that is materially injurious to the Company’s financial condition or business reputation; (ii) intentional damage to Company property, including the wrongful disclosure of its confidential information; (iii) willful and intentional refusal to perform the essential duties of his/her position; (iv) failure to fully cooperate with government or independent agency investigations; (v) conviction of a felony or crime involving moral turpitude; (vi) willful, reckless, or negligent violation of the material provisions of Cleco’s Code of Conduct; or (vii) intentional, reckless, or intentional acts or failures to act in a manner which materially compromises his/her ability to perform the essential duties of his/her position; or (viii) willful, reckless, or negligent violation of rules related to the Sarbanes-Oxley Act or rules adopted by the SEC. No payments, other than those required by law, are made or benefits provided under the Executive Severance Plan if an executive officer is terminated for cause. If an executive officer is vested in SERP, that benefit is forfeited. The value of that forfeiture is shown as a negative number in the separation payments tables.

Change in Control
The term “Change in Control” is defined in the LTIP. One or more of the following triggering events constitute a Change in Control:

•
Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Company or an Affiliate or any “person” who on the effective date of this Plan is a director, officer, or is the “beneficial owner” (as determined in Rule 13d-3 promulgated under the Exchange Act) of 20% or more of the combined voting power of outstanding securities of the Company or an employee stock ownership plan (within the meaning of Code Section 4975(e)(7)) sponsored by the Company or an Affiliate, is or becomes the “beneficial owner” (as determined in Rule 13d-3 promulgated under the Exchange Act) of 80% or more of the combined voting power of the outstanding securities of the Company;

•
The Company is party to a merger or consolidation with another entity and, as a result of such transaction, 80% or more of the combined voting power of outstanding securities of the Company or its successor in the merger (or a direct or indirect parent company of the Company or its successor in the merger) is owned in the aggregate by persons who were not “beneficial owners” (as determined in Rule 13d-3 promulgated under the Exchange Act) of securities of the Company immediately before such transaction;

•	The Company sells, leases, or otherwise disposes of, in one transaction or in a series of related transactions, all or substantially all of its assets;

•	The owners of the Company approve a plan of dissolution or liquidation; or

•
All or substantially all of the assets or the issued and outstanding membership interests of Cleco Power LLC is sold, leased or otherwise disposed of in one or a series of related transactions to a person, other than the Company or an Affiliate.

Except as described below, payments are made and benefits provided only if an executive’s employment is terminated during the 60-day period preceding or the 24-month period following the Change in Control.
Termination must be involuntary and by the Company without cause or initiated by the executive on account of “Good Reason.” Good reason means that (i) a Participant’s base compensation in effect immediately before the commencement of a Change in Control Period is materially reduced, or there is a material reduction or termination of such Participant’s rights to any employee benefit in effect immediately prior to such period; (ii) a Participant’s authority, duties or responsibilities are materially reduced from those in effect immediately before the commencement of a Change in Control Period, or such Participant has reasonably determined that, as a result of a change in circumstances that materially affects his or her employment with the Company, he or she is unable to exercise the authority, power, duties and responsibilities assigned to him or her immediately before the commencement of such period; or (iii) a Participant is required to transfer to an office or business location that is more than 60 miles from the primary location to which he or she was assigned prior to the commencement of a Change in Control Period. No event or condition shall constitute Good Reason hereunder unless (a) a Participant provides to the Committee written notice of his or her objection to such event not later than 60 days after such Participant first learns, or should have learned, of such event; (b) such event is not corrected by the Company promptly after receipt of such notice, but in no event more than 30 days after receipt thereof; and (c) such Participant Separates from Service not more than 15 days following the expiration of the 30-day period described in clause (b) hereof. The executive also must satisfy the conditions included in the waiver, release and covenants agreement defined in the Executive Severance Plan.
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
Subject to the conditions described above, upon a Change in Control, SERP benefits are: (i) fully vested; (ii) increased by adding three years to an affected executive’s age, subject to a minimum benefit of 50% of compensation; and (iii) subject to a modified actuarial reduction determined by increasing the executive’s age by three years.
If an executive officer is vested and of eligible retirement age, he or she may become eligible to begin to receive the annual retirement benefit described above upon a Change in Control.
The following tables set forth the value of post-employment payments and benefits that are not generally

CLECO
CLECO POWER	2017 FORM 10-K

made available to all employees. Each separation event is assumed to occur on December 31, 2017. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under our STIP and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the STIP, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to the Company to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to the Company to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Form 10-K are assumed to occur in the past, as of December 31, 2017.

Mr. Fontenot
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement(1)	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$375,000	$0	$991,145
Annual Cash Bonus	0	475,460	475,460	0	475,460	0	0
Long-Term Incentive	0	275,000	275,000	0	275,000	0	660,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(2)	0	1,600,042	1,843,948	0	0	(1,593,192)	1,690,179
SERP Supplemental Death Benefit	0	0	907,260	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	31,428	0	41,904
Total Incremental Value	$0	$2,350,502	$3,501,668	$0	$1,181,888	$(1,593,192)	$3,466,728
(1) As of December 31, 2017, Mr. Fontenot was not eligible for retirement.
(2) As of December 31, 2017, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.

Ms. Taylor
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$250,000	$0	$655,640
Annual Cash Bonus	0	280,452	280,452	280,452	280,452	0	0
Long-Term Incentive	0	229,167	229,167	229,167	229,167	0	550,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	187,529	885,863	0	0	(2,406,560)	507,268
SERP Supplemental Death Benefit	0	0	621,155	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	21,197	0	28,263
Total Incremental Value	$0	$697,148	$2,016,637	$509,619	$805,816	$(2,406,560)	$1,824,671
(1) As of December 31, 2017, Ms. Taylor was vested in SERP payments, which would be forfeited upon termination for cause.

Ms. Callis
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement(1)	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$255,000	$0	$685,865
Annual Cash Bonus	0	285,550	285,550	0	285,550	0	0
Long-Term Incentive	0	233,750	233,750	0	233,750	0	561,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(2)	0	1,598,757	179,798	0	0	(1,637,816)	315,686
SERP Supplemental Death Benefit	0	0	633,655	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	19,374	0	25,832
Total Incremental Value	$0	$2,118,057	$1,332,753	$0	$818,674	$(1,637,816)	$1,671,883
(1) As of December 31, 2017, Ms. Callis was not eligible for retirement.
(2) As of December 31, 2017, Ms. Callis was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Bunting
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$238,050	$0	$646,107
Annual Cash Bonus	0	293,520	293,520	293,520	293,520	0	0
Long-Term Incentive	0	218,213	218,213	218,213	218,213	0	523,710
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	452,463	1,243,266	0	0	(1,743,428)	538,780
SERP Supplemental Death Benefit	0	0	593,578	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	21,197	0	28,263
Total Incremental Value	$0	$964,196	$2,348,577	$511,733	$795,980	$(1,743,428)	$1,820,360
(1) As of December 31, 2017, Mr. Bunting was vested in SERP payments, which would be forfeited upon termination for cause.

CLECO
CLECO POWER	2017 FORM 10-K

Mr. LaBorde
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement(1)	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$230,000	$0	$633,372
Annual Cash Bonus	0	197,844	197,844	0	197,844	0	0
Long-Term Incentive	0	153,333	153,333	0	153,333	0	368,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	20,000	0	0
Present Value of Incremental SERP Payments	0	2,597,818	2,151,404	0	1,074,769	0	1,394,779
SERP Supplemental Death Benefit	0	0	550,524	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	29,400	0	39,200
Total Incremental Value	$0	$2,948,995	$3,053,105	$0	$1,705,346	$0	$2,518,851
(1) As of December 31, 2017, Mr. LaBorde was not eligible for retirement. Neither was he vested in SERP payments.

BOARD OF MANAGERS COMPENSATION

2017 Board of Managers Compensation

Name(1)	Fees Earned or Paid in Cash and/ or Stock ($)	Total ($)
A	B	C
Rick Gallot	$130,000	$130,000
Randy Gilchrist	$130,000	$130,000
Peggy Scott	$180,000	$180,000
Melissa Stark	$3,750	$3,750
Bruce Wainer	$130,000	$130,000
(1) Mr. Olagues was also a named executive officer until his resignation on February 9, 2017, and his compensation is included in the Compensation-Summary Compensation Table. He did not receive any additional compensation for his service on the Boards. Mr. Fontenot was appointed to the Boards effective January 1, 2018. His compensation is included in the Compensation - Summary Compensation Table. He does not receive any additional compensation for his service on the Boards. Messrs. Chapman, Dinneny, Fay, Kendircioglu, Leslie, Turner and Webb were appointed to the Boards by the Owner Group and do not receive additional compensation for their service on the Boards.

General
Column B, “Fees Earned or Paid in Cash and/or Stock” represents cash compensation earned and/or received in 2017.
A non-management Board Manager may elect to participate in the Company’s Deferred Compensation Plan and defer the receipt of all or part of his or her fees. Benefits are equal to the amount credited to each Board Manager’s individual account based on compensation deferred plus applicable investment returns as specified by the director upon election to participate in the plan. Investment options are similar to those provided to participants in the 401(k) Plan. Funds may be reallocated between investments at the discretion of the Board Manager. Accounts, which may be designated separately by deferral year, are payable in the form of a single-sum payment or in the form of substantially equal annual installments, not to exceed 15, when a Board Manager ceases to serve on the Board or attains a specified age.
Fees Earned or Paid in Cash and/or Stock
During 2017, each Board Manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, received an annual cash retainer of $130,000. Ms. Stark received an annual cash retainer of $3,750. Each committee chair who is not a Cleco employee or appointed by the Owner Group received an additional annual retainer of $20,000, and the non-management Chair of the Boards received an additional annual retainer of $50,000.
Board Managers are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2017.

Cleco reimburses Board Managers for travel and related expenses incurred for attending meetings of Cleco’s Boards and Board committees, including travel costs for spouses/companions. No expenses for spousal/companion travel were incurred during 2017.
Cleco also provides its Board Managers who are not employed by Cleco or appointed by the Owner Group with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained by Cleco Power. The total 2017 premium for all coverage (exempt employees, officers and Board Managers) under this plan was $16,573.

Interests of the Board of Managers
In 2017, the only non-management member of Cleco’s Boards who performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s Boards was Ms. Scott. In addition to serving as Chair of the Boards, Ms. Scott served as the Interim CEO of Cleco Corporate Holdings from February 8, 2017, until December 31, 2017. She received compensation for her service as Interim CEO, as outlined in the Compensation - Summary Compensation Table.

REPORT OF THE LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE
The Leadership Development and Compensation Committee of the Boards (see “Boards of Managers of Cleco” above and “Director Independence and Related Party Transactions” below), includes four managers, one of whom meets the additional requirements for independence which were adopted by the Board. The Leadership Development and Compensation Committee operates under a written charter last revised in August 2016, a copy of which is posted on Cleco’s web site at www.cleco.com; About Us; Leadership; Board Committees. A copy of this charter also is available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
The Leadership Development and Compensation Committee was constituted in April 2016.
Based on the review and discussions referred to above, the Leadership Development and Compensation Committee recommended to the Company’s Boards that the CD&A and related required compensation disclosure tables be included in the Company’s 2017 Form 10-K and filed with the SEC.

CLECO
CLECO POWER	2017 FORM 10-K

The Leadership Development and Compensation Committee of the Boards of Managers of Cleco Holdings and Cleco Power

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

Equity Compensation Plan Information
Cleco has no compensation plans under which equity securities are awarded.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence and Related Party Transactions
Cleco’s Boards have adopted categorical standards to assist them in making determinations of managers’ independence. These categorical standards are posted on Cleco’s web site at www.cleco.com; Leadership-Governance Guidelines. A copy of the standards is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000. The Boards have determined that Rick Gallot

(member of the Boards of Cleco Group, Cleco Holdings and Cleco Power), Randy Gilchrist (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power), Melissa Stark (member of the Board of Cleco Power), and Bruce Wainer (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power) are independent within the meaning of the categorical standards adopted by the Boards.
Cleco has no relationships to report under Item 407(a)(3)4.

CLECO
CLECO POWER	2017 FORM 10-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Deloitte & Touche LLP (Deloitte) served as the principal accountant from January 1, 2016, until May 12, 2016. On July 22, 2016, Cleco engaged PricewaterhouseCoopers LLP (PwC) as its principal accountant. Aggregate fees for professional services rendered by PwC for the years ended December 31, 2017, and 2016, respectively, were as follows:

	2017	2016
Audit fees	$1,625,605	$2,043,805
Audit related fees	102,000	69,579
Tax fees	219,564	248,548
Other fees	41,212	951,242
Total	$1,988,381	$3,313,174

The Audit fees include professional fees rendered by PwC for financial statement audits and reviews under statutory or regulatory requirements and services that generally only the auditor reasonably can provide, including issuance of comfort letter and consents for debt and equity issuances and other asset services required by statue or regulation.
The Audit related fees consist of assurance and related services that are traditionally performed by the auditor such as accounting assistance and due diligence in connection with proposed acquisitions or sales, consulting concerning financial accounting and reporting standards and audits of stand-alone financial statements or other assurance services not required by statue or regulation.
The Tax fees consist of professional services rendered by PwC for tax compliance, tax planning and tax advice, and consulting services, including assistance and representation in connection with tax audits and appeals, tax advice related to proposed acquisitions or sales, employee benefit plans and requests for rulings or technical advice from taxing authorities.
The Other fees for the year ended December 31, 2017, primarily reflect costs for consulting services and an accounting research software license. All Other fees for 2016 were incurred prior to PwC being engaged as Cleco’s principal accountant.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. During 2017 and 2016, all of the audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC. For 2016, one percent of the non-audit services were pre-approved by the Audit Committee, as the majority of these services were performed by PwC prior to its engagement on July 22, 2016, as Cleco’s principal accountant.
For the fiscal years ended December 31, 2017, and 2016, professional services provided for Cleco Power that were directly billed to Cleco Holdings, were allocated to Cleco Power though not billed directly to Cleco Power.

CLECO
CLECO POWER	2017 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	48
	Report of Independent Registered Public Accounting Firm	58
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the year ended December 31, 2017, April 13, 2016 - December 31, 2016 (Successor), January 1, 2016 - April 12, 2016, and the year ended December 31, 2015 (Predecessor)	51
	Consolidated Statements of Comprehensive Income for the year ended December 31, 2017, April 13, 2016 - December 31, 2016 (Successor), January 1, 2016 - April 12, 2016, and the year ended December 31, 2015 (Predecessor)	52
	Consolidated Balance Sheets at December 31, 2017, and 2016	53
	Consolidated Statements of Cash Flows for the year ended December 31, 2017, April 13, 2016 - December 31, 2016 (Successor), January 1, 2016 - April 12, 2016, and the year ended December 31, 2015 (Predecessor)	55
	Consolidated Statements of Changes in Equity for the year ended December 31, 2017, April 13, 2016 - December 31, 2016 (Successor), January 1, 2016 - April 12, 2016, and the year ended December 31, 2015 (Predecessor)	57
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015	60
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015	61
	Cleco Power Consolidated Balance Sheets at December 31, 2017, and 2016	62
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015	64
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2017, 2016, and 2015	66
	Notes to the Financial Statements	67
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the year ended December 31, 2017, April 13, 2016 - December 31, 2016 (Successor), January 1, 2016 - April 12, 2016, and the year ended December 31, 2015 (Predecessor)	134
	Condensed Statements of Comprehensive Income for the year ended December 31, 2017, April 13, 2016 - December 31, 2016 (Successor), January 1, 2016 - April 12, 2016, and the year ended December 31, 2015 (Predecessor)	135
	Condensed Balance Sheets at December 31, 2017, and 2016	136
	Condensed Statements of Cash Flows for the year ended December 31, 2017, April 13, 2016 - December 31, 2016 (Successor), January 1, 2016 - April 12, 2016, and the year ended December 31, 2015 (Predecessor)	137
	Notes to the Condensed Financial Statements	138
	Schedule II — Valuation and Qualifying Accounts
	Cleco - Valuation and Qualifying Accounts for the year ended December 31, 2017, April 13, 2016 - December 31, 2016 (Successor), January 1, 2016 - April 12, 2016, and the year ended December 31, 2015 (Predecessor)	140
	Cleco Power - Valuation and Qualifying Accounts for the years ended December 2017, 2016, and 2015	140

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	130

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

CLECO
CLECO POWER	2017 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(c)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(c)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(c)(4)	Third Supplemental Indenture dated May 24, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/24/16)	4.2
	4(d)	Registration Rights Agreement dated May 17, 2016 between Cleco Corporate Holdings LLC and Mizuho Securities USA Inc., Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc. and Other Initial Purchasers	1-15759	8-K(5/17/16)	4.4
	4(e)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3 (No New Participants)	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Cleco Corporate Holdings LLC Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No.4 (Special CEO Benefit)	1-15759	8-K(12/21/17)	10.2
**	10(a)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	10.1
**	10(b)(2)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 1	1-15759	8-K(10/24/14)	10.1
**	10(b)(3)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 2	1-15759	8-K(12/23/14)	10.1
**	10(b)(4)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 3	1-15759	10-Q(6/15)	10.1
**	10(b)(5)	Cleco Corporation Executive Severance Plan Adjustment to Severance Benefits Agreement between Cleco Corporation and Thomas R. Miller dated March 29, 2016	1-15759	8-K(4/1/16)	10.1
**	10(b)(6)	Cleco Corporation Executive Severance Plan Adjustment to Severance Benefits Agreement between Cleco Corporation and Wade A. Hoefling dated March 29, 2016	1-15759	8-K(4/1/16)	10.2
**	10(b)(7)	Cleco Corporation Executive Severance Plan Adjustment to Severance Benefits Agreement between Cleco Corporation and Judy P. Miller dated March 29, 2016	1-15759	8-K(4/1/16)	10.4
**	10(b)(8)
Cleco Corporate Holdings LLC Separation Agreement by and between Cleco Power LLC, including its parent, Cleco Corporate Holdings LLC, and each of their respective subsidiaries and affiliates and Keith D. Crump
			1-15759	10-K(2016)	10(j)
**	10(b)(9)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-15759	8-K(3/28/17)	10.1
**	10(b)(10)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(11)	Letter Agreement, dated March 29, 2016, between Bruce A. Williamson and Cleco Corporation	1-15759	8-K(4/1/16)	10.3
**	10(b)(12)	Cleco Group LLC Interim Executive Employment Agreement, effective February 8, 2017, by and between Peggy Scott and Cleco Group LLC	1-15759	10-K(2016)	10(k)
**	10(b)(13)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-15759	8-K(12/21/17)	10.1
**	10(b)(14)	Retention Bonus Agreement by and between Cleco Corporate Holdings LLC, Cleco Group LLC, Cleco Power LLC, and Terry Taylor dated as of December 21, 2017	1-15759	8-K(12/21/17)	10.3
	10(c)(1)	Cleco Corporation Pay for Performance Plan	1-15759	10-K(2011)	10(g)(4)
	10(c)(2)	Cleco Corporation Pay for Performance Plan, As Amended and Restated December 3, 2012	1-15759	10-K(2012)	10(f)(5)
**	10(d)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(d)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(d)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2

CLECO
CLECO POWER	2017 FORM 10-K

CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(d)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
	10(d)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(d)(6)	Form of Cleco Corporate Holdings LLC Retention Bonus Plan for calendar years 2016 and 2017	1-15759	8-K(7/5/16)	10.1
	10(e)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(e)(2)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(3/26/13)	10.1
	10(e)(3)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Corporation, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(10/17/13)	10.1
	10(e)(4)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(e)(5)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(e)(6)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(12/21/17)	10.1
	10(e)(7)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporation Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(4/19/16)	10.1
	10(e)(8)	Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(7/1/16)	10.1
	10(f)	Acadia Power Partners, LLC – Third Amended and Restated Limited Liability Company Agreement dated February 23, 2010	1-15759	10-K(2010)	10(j)
	10(g)(1)	Form of Board of Managers Services Agreement, dated as of April 13, 2016	1-15759	8-K(4/19/16)	10.3
	10(g)(2)	Form of Consulting Agreement, by and between Cleco Corporation and each of Thomas R. Miller, Wade A. Hoefling, and Judy P. Miller, dated as of April 13, 2016	1-15759	10-Q(3/16)	10.9
	10(h)(1)	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.3
	10(h)(2)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle	1-15759	10-Q(3/17)	10.4
	10(h)(3)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle	1-15759	10-Q(3/17)	10.5
	10(i)	2017 Short-Term Incentive Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.6
*	12(a)	Computation of Ratios of Earnings to Fixed Charges
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2017
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2017 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	First Amended and Restated Articles of Organization of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.2
	3(b)	First Amended and Restated Operating Agreement of Cleco Power LLC, dated April 30, 2010	1-05663	10-Q(3/10)	3.3
	3(c)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(d)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(b)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(b)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(b)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages therto	1-05663	8-K(12/21/16)	10.1
	10(b)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/17)	10.1
	10(b)(6)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(3/26/13)	10.1
	10(b)(7)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Power LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(10/17/13)	10.2
	10(b)(8)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-05663	8-K(4/19/16)	10.2
	10(c)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(c)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(c)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
	10(d)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
**	10(e)(1)
Cleco Corporate Holdings LLC Separation Agreement by and between Cleco Power LLC, including its parent, Cleco Corporate Holdings LLC, and each of their respective subsidiaries and affiliates and Keith D. Crump
			1-05663	10-K(2016)	10(j)
**	10(e)(2)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-05663	8-K(3/28/17)	10.1
**	10(e)(3)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-05663	8-K(12/21/17)	10.1
**	10(e)(4)	Retention Bonus Agreement by and between Cleco Corporate Holdings LLC, Cleco Group LLC, Cleco Power LLC, and Terry Taylor dated as of December 21, 2017	1-05663	8-K(12/21/17)	10.3
*	12(b)	Computation of Ratios of Earnings to Fixed Charges
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

CLECO
CLECO POWER	2017 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Operating expenses
Administrative and general	$5,042	$375	$319	$1,891
Merger transaction costs	287	23,211	34,912	4,591
Other operating expense	685	(382)	624	490
Total operating expenses	6,014	23,204	35,855	6,972
Operating loss	(6,014)	(23,204)	(35,855)	(6,972)
Equity income from subsidiaries, net of tax	170,706	9,357	21,789	141,636
Interest, net	(53,684)	(35,151)	(286)	(1,731)
Other income	3,978	1,948	702	17
Other expense	—	—	—	(1,142)
Income (loss) before income taxes	114,986	(47,050)	(13,650)	131,808
Federal and state income tax benefit	(23,094)	(22,937)	(9,690)	(1,861)
Net income (loss)	$138,080	$(24,113)	$(3,960)	$133,669
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Net income (loss)	$138,080	$(24,113)	$(3,960)	$133,669
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $2,764 and tax expense of $938, $367, and $3,670, respectively)	(4,421)	1,500	587	5,869
Amortization of interest rate derivatives to earnings (net of tax expense of $0, $0, $37, and $132, respectively)	—	—	60	211
Total other comprehensive (loss) income, net of tax	(4,421)	1,500	647	6,080
Comprehensive income (loss), net of tax	$133,659	$(22,613)	$(3,313)	$139,749
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2017	2016
Assets
Current assets
Cash and cash equivalents	$48,732	$1,377
Accounts receivable - affiliate	6,880	7,070
Other accounts receivable	209	395
Taxes receivable, net	15,172	—
Cash surrender value of trust-owned life insurance policies	62,839	57,207
Total current assets	133,832	66,049
Equity investment in subsidiaries	3,226,780	3,223,920
Tax credit fund investment, net	4,355	11,888
Accumulated deferred federal and state income taxes, net	105,575	140,577
Other deferred charges	1,037	1,351
Total assets	$3,471,579	$3,443,785

Liabilities and member's equity
Liabilities
Current liabilities
Accounts payable	$4,354	$3,424
Accounts payable - affiliate	5,621	14,521
Taxes payable, net	—	13,998
Interest accrued	7,621	7,642
Deferred compensation	12,132	11,654
Other current liabilities	272	270
Total current liabilities	30,000	51,509
Postretirement benefit obligations	4,404	4,280
Other deferred credits	—	1,100
Long-term debt, net	1,340,818	1,340,133
Total liabilities	1,375,222	1,397,022
Commitments and contingencies (Note 6)
Member's equity
Membership interest	2,069,376	2,069,376
Retained earnings (Accumulated deficit)	29,902	(24,113)
Accumulated other comprehensive (loss) income	(2,921)	1,500
Total member's equity	2,096,357	2,046,763
Total liabilities and member's equity	$3,471,579	$3,443,785
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Operating activities
Net cash provided by operating activities	$124,817	$36,811	$34,904	$128,909
Investing activities
Contributions to tax credit fund	(630)	—	—	(9,966)
Return of equity investment in tax credit fund	7,502	901	476	2,128
Contribution to subsidiary	—	(50,000)	—	—
Premiums paid on trust-owned life insurance	—	—	—	(3,607)
Net cash provided by (used in) investing activities	6,872	(49,099)	476	(11,445)
Financing activities
Draws on credit facility	73,000	—	3,000	57,000
Payments on credit facility	(73,000)	—	(10,000)	(80,000)
Issuance of long-term debt	—	1,350,000	—	—
Repayment of long-term debt	—	(1,350,000)	—	—
Payment of financing costs	(269)	(3,755)	—	—
Dividends paid on common stock	—	(572)	(24,579)	(97,283)
Contribution from member	—	100,720	—	—
Distributions to member	(84,065)	(88,765)	—	—
Other financing	—	—	—	(14)
Net cash (used in) provided by financing activities	(84,334)	7,628	(31,579)	(120,297)
Net increase (decrease) in cash and cash equivalents	47,355	(4,660)	3,801	(2,833)
Cash and cash equivalents at beginning of period	1,377	6,037	2,236	5,069
Cash and cash equivalents at end of period	$48,732	$1,377	$6,037	$2,236

Supplementary cash flow information
Interest paid, net of amount capitalized	$52,026	$26,264	$126	$130
Income taxes (refunded) paid, net	$(6)	$4,263	$1	$1,464
Supplementary non-cash investing and financing activity
Non-cash distribution from subsidiary	$13,000	$—	$—	$33,661
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2017 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2017, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.21 billion and exceeded 25% of its total consolidated net assets.
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

Note 3 — Debt
At December 31, 2017, and 2016, Cleco Holdings had no short-term debt outstanding.
At December 31, 2017, Cleco Holding’s long-term debt outstanding was $1.34 billion, of which none was due within one year.
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
The principal amounts payable under long-term debt agreements for each year through 2022 and thereafter are as follows:

AMOUNTS PAYABLE UNDER LONG-TERM DEBT ARRANGEMENTS	(THOUSANDS)
For the year ending Dec. 31,
2018	$—
2019	$—
2020	$—
2021	$300,000
2022	$—
Thereafter	$1,050,000

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
The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2017, 2016, and 2015:

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Cleco Power	$135,000	$85,000	$25,000	$135,000
Perryville	6,850	150	200	500
Attala	7,160	100	125	350
Total	$149,010	$85,250	$25,325	$135,850

During the successor year ended December 31, 2017, Cleco Holdings made no contributions to affiliates. During the successor period April 13, 2016, through December 31, 2016, Cleco Holdings made a contribution of $50.0 million to Cleco Power. During the predecessor period January 1, 2016, through April 12, 2016, and the predecessor year ended December 31, 2015, Cleco Holdings made no contributions to affiliates.
During the successor year ended December 31, 2017, Cleco Holdings received no equity contributions from Cleco Group and made $84.1 million of distribution payments to Cleco Group. During the successor period April 13, 2016, through December 31, 2016, Cleco Holdings received $100.7 million of equity contributions from Cleco Group and made $88.8 million of distribution payments to Cleco Group.

CLECO
CLECO POWER	2017 FORM 10-K

Note 5 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax expense (benefit) for the following line items:

	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Federal and state income tax benefit	$(23,094)	$(22,937)	$(9,690)	$(1,861)
Equity income from subsidiaries - Federal and state income tax expense	$30,173	$115	$13,158	$79,565

For information regarding the TCJA, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Income Taxes — 2017 Tax Reform.”

Note 6 — Commitments and Contingencies
For information regarding commitments and contingencies related to Cleco Holdings, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

CLECO
CLECO POWER	2017 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
SUCCESSOR
Year Ended Dec. 31, 2017	$7,199	$4,179	$9,921	$1,457
Period Apr. 13, 2016 to Dec. 31, 2016	$3,336	$4,348	$485	$7,199
PREDECESSOR
Period Jan. 1, 2016 to Apr. 12, 2016	$2,674	$1,163	$501	$3,336
Year Ended Dec. 31, 2015	$922	$2,986	$1,234	$2,674
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
SUCCESSOR
Year Ended Dec. 31, 2017	$2,607	$4,000	$2,421	$4,186
Period Apr. 13, 2016 to Dec. 31, 2016	$2,536	$71	$—	$2,607
PREDECESSOR
Period Jan. 1, 2016 to Apr. 12, 2016	$2,801	$—	$265	$2,536
Year Ended Dec. 31, 2015	$3,322	$—	$521	$2,801
Restricted Storm Reserve
SUCCESSOR
Year Ended Dec. 31, 2017	$17,385	$1,084	$4,000	$14,469
Period Apr. 13, 2016 to Dec. 31, 2016	$16,515	$870	$—	$17,385
PREDECESSOR
Period Jan. 1, 2016 to Apr. 12, 2016	$16,177	$338	$—	$16,515
Year Ended Dec. 31, 2015	$14,916	$1,261	$—	$16,177
(1) Included in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2017	$7,199	$4,179	$9,921	$1,457
Year Ended Dec. 31, 2016	$2,674	$5,511	$986	$7,199
Year Ended Dec. 31, 2015	$922	$2,986	$1,234	$2,674
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2017	$2,607	$4,000	$2,421	$4,186
Year Ended Dec. 31, 2016	$2,801	$71	$265	$2,607
Year Ended Dec. 31, 2015	$3,322	$—	$521	$2,801
Restricted Storm Reserve
Year Ended Dec. 31, 2017	$17,385	$1,084	$4,000	$14,469
Year Ended Dec. 31, 2016	$16,177	$1,208	$—	$17,385
Year Ended Dec. 31, 2015	$14,916	$1,261	$—	$16,177
(1) Included in the consolidated balance sheet

CLECO
CLECO POWER	2017 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	President & Chief Executive Officer	February 21, 2018
(William G. Fontenot)	(Principal Executive Officer)
/s/ Terry L. Taylor	Chief Financial Officer	February 21, 2018
(Terry L. Taylor)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	February 21, 2018
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew Chapman
Richard Dinneny
Mark Fay
Richard Gallot, Jr.
David R. Gilchrist
Recep Kendircioglu
Christopher Leslie
Peggy Scott
Steven Turner
Bruce Wainer
Lincoln Webb

*By:	/s/ William G. Fontenot	February 21, 2018
(William G. Fontenot, as Attorney-in-Fact)

CLECO
CLECO POWER	2017 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontentot	President & Chief Executive Officer	February 21, 2018
(William G. Fontenot)	(Principal Executive Officer)
/s/ Terry L. Taylor	Chief Financial Officer	February 21, 2018
(Terry L. Taylor)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	February 21, 2018
(Tonita Laprarie)	(Principal Accounting Officer)