Form 10-Q
period 2018-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2018-05-02
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Or
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

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
bcIMC	British Columbia Investment Management Corporation
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings
Cleco Corporation	Pre-merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MIRA, bcIMC, John Hancock Financial, and other infrastructure investors

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cottonwood Energy	Cottonwood Energy Company LP, an indirect subsidiary of NRG South Central. Upon closing of the Purchase and Sale Agreement, Cottonwood Energy will become an indirect subsidiary of Cleco Holdings.
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, NRG South Central, and Cleco Energy LLC (now Cleco Cajun)
RE	Regional Entity
Registrant(s)	Cleco Holdings and/or Cleco Power
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
VaR	Value-at-Risk

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

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

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,

•	changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

tax positions, or changes in other regulating policies that may result in a change to tax benefits or expenses,

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	nonperformance by and creditworthiness of the guarantor counterparty of the NMTC Fund,

•	credit ratings of Cleco Holdings and Cleco Power,

•	the ability to remain in compliance with debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee workforce factors, including aging workforce, changes in management, and inadequate resources.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$262,211	$234,056
Other operations	22,196	16,880
Gross operating revenue	284,407	250,936
Electric customer credits	(7,647)	(435)
Operating revenue, net	276,760	250,501
Operating expenses
Fuel used for electric generation	67,016	69,873
Power purchased for utility customers	53,159	31,963
Other operations	27,967	29,327
Maintenance	29,119	24,523
Depreciation and amortization	42,507	40,851
Taxes other than income taxes	12,258	12,502
Total operating expenses	232,026	209,039
Operating income	44,734	41,462
Interest income	783	312
Allowance for equity funds used during construction	2,363	911
Other income	554	1,370
Other expense	(3,554)	(2,938)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	32,030	31,945
Allowance for borrowed funds used during construction	(873)	(227)
Total interest charges	31,157	31,718
Income before income taxes	13,723	9,399
Federal and state income tax expense	2,862	3,107
Net income	$10,861	$6,292
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017
Net income	$10,861	$6,292
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $15 in 2018 and tax benefit of $1,370 in 2017)	43	(2,191)
Total other comprehensive income (loss), net of tax	43	(2,191)
Comprehensive income, net of tax	$10,904	$4,101
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Assets
Current assets
Cash and cash equivalents	$176,508	$119,040
Restricted cash and cash equivalents	6,727	13,081
Customer accounts receivable (less allowance for doubtful accounts of $1,424 in 2018 and $1,457 in 2017)	52,277	60,117
Other accounts receivable	22,680	30,806
Unbilled revenue	30,011	36,398
Fuel inventory, at average cost	73,215	87,520
Materials and supplies, at average cost	88,420	85,404
Energy risk management assets	4,828	7,396
Accumulated deferred fuel	23,053	13,980
Cash surrender value of company-/trust-owned life insurance policies	82,771	83,117
Prepayments	6,690	9,050
Regulatory assets	22,207	24,670
Other current assets	681	1,146
Total current assets	590,068	571,725
Property, plant, and equipment
Property, plant, and equipment	3,629,249	3,594,525
Accumulated depreciation	(221,941)	(192,348)
Net property, plant, and equipment	3,407,308	3,402,177
Construction work in progress	212,847	186,629
Total property, plant, and equipment, net	3,620,155	3,588,806
Equity investment in investee	18,172	18,172
Goodwill	1,490,797	1,490,797
Restricted cash and cash equivalents	19,327	20,081
Regulatory assets	425,041	432,358
Intangible assets	107,881	114,850
Other deferred charges	38,540	41,593
Total assets	$6,309,981	$6,278,382
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt due within one year	$19,875	$19,193
Accounts payable	95,542	147,562
Customer deposits	59,765	58,582
Provision for rate refund	11,805	4,206
Taxes payable, net	34,264	22,698
Interest accrued	40,924	14,703
Deferred compensation	11,322	12,132
Other current liabilities	21,633	21,278
Total current liabilities	295,130	300,354
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	618,657	614,812
Postretirement benefit obligations	243,084	242,135
Regulatory liabilities - deferred taxes, net	138,329	140,426
Restricted storm reserve	14,705	14,469
Other deferred credits	38,251	33,724
Total long-term liabilities and deferred credits	1,053,026	1,045,566
Long-term debt, net	2,874,064	2,836,105
Total liabilities	4,222,220	4,182,025
Commitments and contingencies (Note 12)
Member’s equity
Membership interest	2,069,376	2,069,376
Retained earnings	21,263	29,902
Accumulated other comprehensive loss	(2,878)	(2,921)
Total member’s equity	2,087,761	2,096,357
Total liabilities and member’s equity	$6,309,981	$6,278,382
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018		2017
Operating activities
Net income	$10,861		$6,292
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,754		46,727
Unearned compensation expense	1,116		955
Allowance for equity funds used during construction	(2,363)		(911)
Deferred income taxes	1,733		3,041
Deferred fuel costs	(11,353)		(2,982)
Cash surrender value of company-/trust-owned life insurance	346		(1,702)
Changes in assets and liabilities
Accounts receivable	10,563		8,346
Unbilled revenue	6,387		4,765
Fuel inventory and materials and supplies	11,573		(7,733)
Prepayments	2,199		1,318
Accounts payable	(40,239)		(27,148)
Customer deposits	3,500		2,622
Provision for merger commitments	(1,187)		(3,866)
Postretirement benefit obligations	1,007		1,213
Regulatory assets and liabilities, net	3,960		2,599
Other deferred accounts	5,871		1,920
Taxes accrued	11,108		12,568
Interest accrued	26,220		25,620
Other operating	(93)		1,138
Net cash provided by operating activities	87,963		74,782
Investing activities
Additions to property, plant, and equipment	(64,133)		(47,890)
Allowance for equity funds used during construction	2,363		911
Reimbursement for property loss	1,172		39
Return of equity investment in tax credit fund	2,775		426
Other investing	75		(388)
Net cash used in investing activities	(57,748)		(46,902)
Financing activities
Issuances of long-term debt	50,000		—
Repayment of long-term debt	(9,700)		(9,060)
Distributions to member	(19,500)		(28,955)
Other financing	(655)		(213)
Net cash provided by (used in) financing activities	20,145		(38,228)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	50,360		(10,348)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	152,202	(1)	69,571
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$202,562	(2)	$59,223

Supplementary cash flow information
Interest paid, net of amount capitalized	$4,236		$4,011
Income taxes refunded, net	$270		$1
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$35,067		$27,617
(1) Includes cash and cash equivalents of $119,040, current restricted cash and cash equivalents of $13,081, and non-current restricted cash and cash equivalents of $20,081.
(2) Includes cash and cash equivalents of $176,508, current restricted cash and cash equivalents of $6,727, and non-current restricted cash and cash equivalents of $19,327.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
Distributions to member	—	(19,500)	—	(19,500)
Net income	—	10,861	—	10,861
Other comprehensive income, net of tax	—	—	43	43
Balances, Mar. 31, 2018	$2,069,376	$21,263	$(2,878)	$2,087,761
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$264,631	$237,553
Other operations	22,195	16,365
Affiliate revenue	208	219
Gross operating revenue	287,034	254,137
Electric customer credits	(7,647)	(435)
Operating revenue, net	279,387	253,702
Operating expenses
Fuel used for electric generation	67,016	69,873
Power purchased for utility customers	53,159	31,963
Other operations	27,307	30,264
Maintenance	29,078	24,420
Depreciation and amortization	40,388	38,758
Taxes other than income taxes	11,918	12,000
Total operating expenses	228,866	207,278
Operating income	50,521	46,424
Interest income	641	266
Allowance for equity funds used during construction	2,363	911
Other income	740	210
Other expense	(2,608)	(1,998)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	18,529	18,331
Allowance for borrowed funds used during construction	(873)	(227)
Total interest charges	17,656	18,104
Income before income taxes	34,001	27,709
Federal and state income tax expense	7,997	9,855
Net income	$26,004	$17,854
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017
Net income	$26,004	$17,854
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $83 in 2018 and tax benefit of $262 in 2017)	233	(420)
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2018 and $33 in 2017)	64	53
Total other comprehensive income (loss), net of tax	297	(367)
Comprehensive income, net of tax	$26,301	$17,487
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Assets
Utility plant and equipment
Property, plant, and equipment	$4,924,970	$4,893,484
Accumulated depreciation	(1,737,911)	(1,712,590)
Net property, plant, and equipment	3,187,059	3,180,894
Construction work in progress	212,727	185,507
Total utility plant and equipment, net	3,399,786	3,366,401
Current assets
Cash and cash equivalents	128,182	69,816
Restricted cash and cash equivalents	6,727	13,081
Customer accounts receivable (less allowance for doubtful accounts of $1,424 in 2018 and $1,457 in 2017)	52,277	60,117
Accounts receivable - affiliate	1,311	1,355
Other accounts receivable	22,278	30,680
Unbilled revenue	30,011	36,398
Fuel inventory, at average cost	73,215	87,520
Materials and supplies, at average cost	88,420	85,404
Energy risk management assets	4,828	7,396
Accumulated deferred fuel	23,053	13,980
Cash surrender value of company-owned life insurance policies	20,341	20,278
Prepayments	5,000	7,236
Regulatory assets	13,350	15,812
Other current assets	—	475
Total current assets	468,993	449,548
Equity investment in investee	18,172	18,172
Restricted cash and cash equivalents	19,306	20,060
Regulatory assets	252,889	257,408
Intangible asset	37,216	41,701
Other deferred charges	35,125	35,451
Total assets	$4,231,487	$4,188,741

Liabilities and member’s equity
Member’s equity	$1,548,980	$1,550,679
Long-term debt, net	1,381,409	1,341,475
Total capitalization	2,930,389	2,892,154
Current liabilities
Long-term debt due within one year	19,875	19,193
Accounts payable	87,607	134,374
Accounts payable - affiliate	9,969	8,697
Customer deposits	59,765	58,582
Provision for rate refund	11,805	4,206
Taxes payable, net	45,197	31,611
Interest accrued	22,638	7,083
Other current liabilities	16,960	16,172
Total current liabilities	273,816	279,918
Commitments and contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	663,255	656,362
Postretirement benefit obligations	174,971	173,747
Regulatory liabilities - deferred taxes, net	138,329	140,426
Restricted storm reserve	14,705	14,469
Other deferred credits	36,022	31,665
Total long-term liabilities and deferred credits	1,027,282	1,016,669
Total liabilities and member’s equity	$4,231,487	$4,188,741
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018		2017
Operating activities
Net income	$26,004		$17,854
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,022		40,871
Allowance for equity funds used during construction	(2,363)		(911)
Deferred income taxes	4,692		10,135
Deferred fuel costs	(11,353)		(2,982)
Changes in assets and liabilities
Accounts receivable	10,710		8,064
Unbilled revenue	6,387		4,765
Fuel inventory and materials and supplies	11,573		(7,733)
Prepayments	2,075		925
Accounts payable	(35,030)		(23,836)
Accounts payable, affiliate	672		2,083
Customer deposits	3,500		2,622
Provision for merger commitments	(1,187)		(3,866)
Postretirement benefit obligations	1,061		1,026
Regulatory assets and liabilities, net	3,463		2,103
Other deferred accounts	6,116		1,494
Taxes accrued	13,127		11,769
Interest accrued	15,555		14,230
Other operating	2,322		2,566
Net cash provided by operating activities	99,346		81,179
Investing activities
Additions to property, plant, and equipment	(63,343)		(46,744)
Allowance for equity funds used during construction	2,363		911
Reimbursement of property loss	1,172		39
Other investing	75		242
Net cash used in investing activities	(59,733)		(45,552)
Financing activities
Issuances of long-term debt	50,000		—
Repayment of long-term debt	(9,700)		(9,060)
Distributions to parent	(28,000)		(35,000)
Other financing	(655)		(675)
Net cash provided by (used in) financing activities	11,645		(44,735)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	51,258		(9,108)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	102,957	(1)	67,955
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$154,215	(2)	$58,847

Supplementary cash flow information
Interest paid, net of amount capitalized	$1,789		$2,212
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$35,038		$27,493
(1) Includes cash and cash equivalents of $69,816, current restricted cash and cash equivalents of $13,081, and non-current restricted cash and cash equivalents of $20,060.
(2) Includes cash and cash equivalents of $128,182, current restricted cash and cash equivalents of $6,727, and non-current restricted cash and cash equivalents of $19,306.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
Distributions to parent	(28,000)	—	(28,000)
Net income	26,004	—	26,004
Other comprehensive income, net of tax	—	297	297
Balances, Mar. 31, 2018	$1,562,366	$(13,386)	$1,548,980
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Revenue Recognition	Cleco and Cleco Power
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 5	Fair Value Accounting	Cleco and Cleco Power
Note 6	Debt	Cleco and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 8	Income Taxes	Cleco and Cleco Power
Note 9	Disclosures about Segments	Cleco
Note 10	Regulation and Rates	Cleco and Cleco Power
Note 11	Variable Interest Entities	Cleco and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 13	Affiliate Transactions	Cleco and Cleco Power
Note 14	Intangible Assets	Cleco and Cleco Power
Note 15	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 16	Plan of Acquisition	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements of Cleco include the accounts of Cleco Holdings and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The Condensed Consolidated Financial Statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements. Because the interim Condensed Consolidated Financial Statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2017.
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,601	$8,597
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	2,926	3,284
Total current	6,727	13,081
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	14,705	14,456
Cleco Power’s charitable contributions	3,044	3,575
Cleco Power’s rate credit escrow	1,557	2,029
Total non-current	19,327	20,081
Total restricted cash and cash equivalents	$26,054	$33,162

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,601	$8,597
Charitable contributions	1,200	1,200
Rate credit escrow	2,926	3,284
Total current	6,727	13,081
Non-current
Future storm restoration costs	14,705	14,456
Charitable contributions	3,044	3,575
Rate credit escrow	1,557	2,029
Total non-current	19,306	20,060
Total restricted cash and cash equivalents	$26,033	$33,141

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2017, to March 31, 2018, was due to Cleco Katrina/Rita using $9.7 million for a scheduled storm recovery bond principal payment and $1.4 million for the related interest payment, partially offset by collections of $5.1 million net of administration fees.

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. There were no open natural gas positions at March 31, 2018, or December 31, 2017. In 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. Cleco Power’s proposal was submitted to the LPSC in July 2017. An ALJ has been assigned to the docket and a status conference was held in October 2017. On February 28, 2018, Cleco Power responded to LPSC data requests for the gas hedging docket. Cleco Power is currently awaiting a new procedural schedule to be established.
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
Cleco and Cleco Power may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For the three months ended March 31, 2018, and March 31, 2017, Cleco did not enter into any contracts to mitigate the volatility in interest rate risk.

Note 2 — Revenue Recognition
Cleco adopted the accounting guidance for revenue recognition and all related amendments on January 1, 2018, using the modified retrospective method. The guidance affects entities that enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Application of the new revenue standard did not result in a cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption of the new standard

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

is not material to the results of operations, financial condition, or cash flows of the Registrants.

Revenue from Contracts with Customers

Retail Utility Revenue
Cleco’s revenue from contracts with customers is generated primarily from Cleco Power’s regulated revenue to retail residential, commercial, and industrial customers. Cleco recognizes retail revenue from these contracts as a series, and progress towards satisfaction of the performance obligation is measured using an output method based on kWh delivered. Accordingly, revenue from electricity sales is recognized as energy is delivered to the customer. Cleco bills retail customers, based on rates regulated by the LPSC, on a monthly basis with payments generally due within 20 days of the invoice date. Cleco records retail revenue under the invoice practical expedient, which states that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount that the entity has a right to invoice.
Included in Cleco’s retail revenue is unbilled electric revenue which represents the amount customers will be billed for services rendered from the last meter reading to the end of the respective accounting period. Cleco uses actual customer energy consumption data available from AMI to calculate unbilled revenue.

Wholesale Revenue
Wholesale revenue is generated primarily through the sale of energy and capacity to municipalities and the MISO transmission provider. Cleco also enters into transactions through MISO for spot energy sales which are transacted in the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. The electricity revenue performance obligations, representing both energy and capacity, are satisfied as a series of performance obligations, and progress towards satisfaction of the performance obligations are measured using an output method. The energy performance obligation measure of progress is based on kWh delivered. The capacity performance obligation measure of progress is based on time elapsed and will be recognized each month as Cleco’s generating units stand ready to deliver electricity to the customer. Cleco charges its wholesale customers market based rates that are subject to FERC’s triennial market power analysis. Cleco recognizes wholesale revenue, inclusive of both performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice.

Transmission Revenue
Transmission revenue is earned under a tariff with MISO. The performance obligation of transmission service is satisfied as service is provided. Revenue is recognized upon delivery of the transmission service. Cleco’s revenue from the transmission of electricity is recorded based on a FERC-approved annual formula rate mechanism. This mechanism provides for an annual filing of an estimated revenue requirement with rates effective January 1 of each year and a mechanism to true-up that estimate based on actual revenue requirements.

Other Revenue
Other revenue from contracts with customers, which is not a significant source of Cleco’s revenue, includes Teche Unit 3 SSR revenue, connection or other fees, and electric customer credits. The performance obligation under these contracts is satisfied and revenue is recognized as control of the products is delivered or services are rendered.

Revenue Unrelated to Contracts with Customers
Certain energy-related transactions, where Cleco records the change in value of those contracts, qualify as derivative contracts and are recorded pursuant to derivatives and hedging accounting guidance.

Disaggregated Revenue
Operating revenue, net for the three months ended March 31, 2018, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$91,390	$—		$—	$91,390
Commercial (1)	66,695	—		—	66,695
Industrial (1)	37,386	—		—	37,386
Other retail (1)	3,801	—		—	3,801
Surcharge	5,238	—		—	5,238
Total retail revenue	$204,510	$—		$—	$204,510
Wholesale, net (1)	43,830	(2,420)	(2)	—	41,410
Transmission	17,644	—		—	17,644
Other (3)	43	1		—	44
Total revenue from contracts with customers	$266,027	$(2,419)		$—	$263,608

Revenue unrelated to contracts with customers
Affiliate	$208	$15,669		$(15,877)	$—
Other	13,152	—		—	13,152
Total revenue unrelated to contracts with customers	13,360	15,669		(15,877)	13,152
Operating revenue, net	$279,387	$13,250		$(15,877)	$276,760
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $3.2 million of Teche Unit 3 SSR revenue, net of $1.9 million of reserves for capital expenditures, and other miscellaneous fee revenue, partially offset by electric customer credits.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

Transaction Price Allocated to Remaining Performance Obligations
For wholesale contracts that are greater than one year, the following table discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018, and (2) when Cleco expects to recognize this revenue:

REMAINING PERFORMANCE OBLIGATIONS (THOUSANDS)
Nine months ending Dec. 31, 2018	$7,721
Years ending Dec. 31,
2019	6,779
2020	7,068
2021	7,068
2022	6,468
Thereafter	10,210
Total wholesale contracts	$45,314

Unsatisfied performance obligations primarily relate to stand-ready obligations as part of fixed capacity minimums.

Note 3 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In February 2016, FASB amended the guidance to account for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes practical expedients that may be elected by entities. Management expects to elect the practical expedients which permit the Registrants to retain their current lease assessment and classifications for existing leases at the effective date and to not apply the new guidance to land easements that exist or expire before the effective date. Management is currently working through an adoption plan which includes the evaluation of lease contracts, new business processes, including changes to current recordkeeping systems, and the need for additional internal controls. Other than an expected increase in assets and liabilities, the full impact of the amended guidance has not been determined. Management will continue to evaluate the impact of this guidance, including any additional clarifying amendments issued during implementation. The amended guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In November 2016, FASB amended guidance for certain cash flow issues. The amended guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those years. This amendment was applied using a retrospective transition method to each period presented. This guidance impacted the presentation of the cash flows statement, but did not have an impact on the results of operations or financial condition of the Registrants.
The following tables summarize the changes in the presentation of the Condensed Consolidated Statements of Cash Flows for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Transfer of cash from restricted accounts, net	$8,790	$—
Net cash used in investing activities	$(38,112)	$(46,902)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,558)	$(10,348)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$23,077	$69,571
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$21,519	$59,223

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Transfer of cash from restricted accounts, net	$8,790	$—
Net cash used in investing activities	$(36,762)	$(45,552)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(318)	$(9,108)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$21,482	$67,955
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$21,164	$58,847

In March 2017, FASB amended guidance related to defined benefit pension and other postretirement benefit plans. The new amendment requires an entity to present service cost in the same line item as other current employee compensation costs and to present the remaining components of net benefit cost in a separate line item outside of operating items. The amendment also allows only the service cost component of net benefit cost to be eligible for capitalization within property, plant, and equipment. The non-service costs will continue to be capitalized and recovered from ratepayers as approved by FERC. Beginning January 1, 2018, the non-service costs capitalized for ratemaking purposes were reflected as a regulatory asset or liability for GAAP. The adoption of this guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those years. This amendment was applied retrospectively for the presentation of the service cost in the income statement while the capitalization of the service cost was applied prospectively. This guidance did not have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

The following tables summarize the impact of this guidance on the Condensed Consolidated Statements of Income for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Other operations expenses	$31,892	$29,327	*
Total operating expenses	$211,703	$209,039
Operating income	$38,798	$41,462
Other expense	$(274)	$(2,938)
*Also reflects $0.1 million of Merger transaction and commitment costs that were reported in a separate line item in prior year.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Other operations expenses	$31,988	$30,264
Total operating expenses	$209,002	$207,278
Operating income	$44,700	$46,424
Other expense	$(274)	$(1,998)

In February 2018, FASB amended guidance that permits, but does not require, companies to reclassify stranded tax effects from the TCJA from AOCI to retained earnings. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. Management is currently evaluating this guidance and the impact it may have on the results of operations, financial condition, or cash flows of the Registrants.

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

The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Regulatory liabilities - deferred taxes, net	$(138,329)	$(140,426)
Mining costs	3,186	3,823
Interest costs	4,410	4,499
AROs	2,689	2,762
Postretirement costs	139,822	142,764
Tree trimming costs	7,579	7,193
Training costs	6,513	6,552
Surcredits, net	1,195	2,173
AMI deferred revenue requirement	4,090	4,227
Emergency declarations	4,004	4,131
Production operations and maintenance expenses	7,226	8,625
AFUDC equity gross-up	71,245	71,205
Acadia Unit 1 acquisition costs	2,310	2,336
Financing costs	8,201	8,293
MISO integration costs	234	468
Coughlin transaction costs	961	968
Corporate franchise tax, net	—	153
MATS costs	1,282	2,564
Non-service cost of postretirement benefits	1,037	—
Other	255	484
Total regulatory assets	266,239	273,220
Corporate franchise tax, net	(169)	—
Accumulated deferred fuel	23,053	13,980
Total regulatory assets, net	$150,794	$146,774

The following table summarizes Cleco’s net regulatory assets and liabilities:

(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Total Cleco Power regulatory assets, net	$150,794	$146,774
Cleco Merger adjustments (1)
Fair value of long-term debt	145,033	147,145
Postretirement costs	20,878	21,375
Financing costs	8,536	8,623
Debt issuance costs	6,562	6,665
Total Cleco regulatory assets, net	$331,803	$330,582
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the Merger.

Non-service Cost of Postretirement Benefits
On January 1, 2018, FASB’s amended guidance related to defined benefit pension and other postretirement plans became effective. The amendment allows only the service cost component of net benefit cost to be eligible for capitalization within property, plant, and equipment. The non-service costs will continue to be capitalized and recovered from ratepayers as approved by FERC. Beginning January 1, 2018, the non-service cost previously eligible for capitalization into property, plant, and equipment will be deferred to a regulatory asset and amortized over the estimated lives of the respective assets. For more information on FASB’s guidance related to defined benefit pension and other postretirement plans, see Note 3 — “Recent Authoritative Guidance.”

Note 5 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2018, and December 31, 2017, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

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
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2018		AT DEC. 31, 2017
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,905,222	$2,924,772	$2,866,955	$2,921,325
* The carrying value of long-term debt does not include deferred issuance costs of $11.3 million and $11.6 million at March 31, 2018, and December 31, 2017, respectively.

Cleco Power
	AT MAR. 31, 2018		AT DEC. 31, 2017
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,410,188	$1,555,341	$1,369,810	$1,535,234
* The carrying value of long-term debt does not include deferred issuance costs of $8.9 million and $9.1 million at March 31, 2018, and December 31, 2017, respectively.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$198,446	$—	$198,446	$—	$144,302	$—	$144,302	$—
FTRs	4,828	—	—	4,828	7,396	—	—	7,396
Total assets	$203,274	$—	$198,446	$4,828	$151,698	$—	$144,302	$7,396
Liability description
FTRs	$545	$—	$—	$545	$352	$—	$—	$352
Total liabilities	$545	$—	$—	$545	$352	$—	$—	$352

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$151,225	$—	$151,225	$—	$95,681	$—	$95,681	$—
FTRs	4,828	—	—	4,828	7,396	—	—	7,396
Total assets	$156,053	$—	$151,225	$4,828	$103,077	$—	$95,681	$7,396
Liability description
FTRs	$545	$—	$—	$545	$352	$—	$—	$352
Total liabilities	$545	$—	$—	$545	$352	$—	$—	$352

The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017
Beginning balance	$7,044	$7,683
Unrealized gains*	1,617	2,104
Purchases	371	275
Settlements	(4,749)	(5,644)
Ending balance	$4,283	$4,418
* Unrealized gains and losses are reported through Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of March 31, 2018, and December 31, 2017:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2018	$4,828	$545	RTO auction pricing	FTR price - per MWh	$(7.21)	$7.21
FTRs at Dec. 31, 2017	$7,396	$352	RTO auction pricing	FTR price - per MWh	$(2.95)	$6.33

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
At March 31, 2018, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $172.5 million, $6.7 million, and $19.2 million, respectively, at March 31, 2018, and $111.1 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $125.3 million, $6.7 million, and $19.2 million, respectively, at March 31, 2018, and $62.5 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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
During the three months ended March 31, 2018, and the year ended December 31, 2017, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2018, and December 31, 2017:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2018	AT DEC. 31, 2017
Commodity-related contracts
FTRs
Current	Energy risk management assets	$4,828	$7,396
Current	Other current liabilities	545	352
Commodity-related contracts, net		$4,283	$7,044

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2018, and 2017:

	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2018	2017
Commodity contracts
FTRs(1)	Electric operations	$18,150	$9,163
FTRs(1)	Power purchased for utility customers	(5,667)	(4,665)
Total		$12,483	$4,498
(1) For the three months ended March 31, 2018, and 2017, unrealized gains associated with FTRs of $1.6 million and $2.1 million, respectively, were reported through Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.

The total volume of FTRs that Cleco Power had outstanding at March 31, 2018, and December 31, 2017, was 3.8 million MWh and 9.0 million MWh, respectively.

Note 6 — Debt
On December 18, 2017, Cleco Power entered into an agreement for the issuance and sale in a private placement of $175.0 million aggregate principal amount of senior notes. The senior notes were issued in two tranches. The first tranche was issued on December 18, 2017, with principal amounts of $25.0 million at an interest rate of 2.94% and $100.0 million at an

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

interest rate of 3.08%, with final maturity dates of December 16, 2022, and 2023, respectively. The second tranche was issued on March 26, 2018, with principal amounts of $50.0 million at an interest rate of 3.17%, with a final maturity date of December 16, 2024. The proceeds from the issuance and sale were used for capital investments and general utility purposes.
On February 6, 2018, Cleco Power entered into a debt commitment letter in connection with the Purchase and Sale Agreement. For more information on the debt commitment letter, see Note 16 — “Plan of Acquisition.”

Note 7 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2017 and does not expect to make any in 2018. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is considered the plan sponsor and Support Group is considered the plan administrator.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes expected costs of Other Benefits during the periods in which the benefits are earned.
The non-service components of net periodic pension and Other Benefits cost are included in Other expense within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. Net periodic pension and Other Benefits cost for the three months ended March 31, 2018, and 2017 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017	2018	2017
Components of periodic benefit costs
Service cost	$2,393	$2,225	$338	$385
Interest cost	5,183	5,358	357	403
Expected return on plan assets	(5,938)	(6,138)	—	—
Amortizations
Prior period service credit	(18)	(18)	—	—
Net loss (gain)	2,960	2,413	5	(3)
Net periodic benefit cost	$4,580	$3,840	$700	$785

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2018, and 2017, was $0.5 million and $0.4 million, respectively.
Cleco Holdings is the plan sponsor for the Other Benefits plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2018, and 2017, was $0.8 million and $0.9 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at March 31, 2018, and December 31, 2017, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Current	$4,061	$4,061
Non-current	$38,684	$39,142

Cleco Power
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Current	$3,525	$3,525
Non-current	$33,648	$34,033

SERP
Certain Cleco officers are covered by SERP. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described below. SERP is a non-qualified, non-contributory, defined benefit pension plan. Generally, benefits under the plan reflect an employee’s years of service, age at retirement and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the three highest cash bonuses paid during the 60 months prior to retirement. SERP benefits are reduced by retirement benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the amount the employee would have received under the terms of the original 401(k) Plan. In accordance with the SERP plan document and the Merger Agreement, four executive officers received enhanced benefits, and upon termination of employment, two of these executive officers received accelerated vesting. Another executive officer received enhanced SERP benefits, net of other postretirement benefits, as part of a separation agreement. Two executive officers’ SERP benefits were capped as of December 31, 2017, with regard to final compensation; however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers had their annual bonuses set at target rather than

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

actual awards for the years 2016 and 2017 for the average incentive award portion of their SERP benefit calculation. A third executive officer’s SERP benefit amount will be set at a specified amount based upon the year of separation. Management will review current market trends as it evaluates Cleco’s future compensation strategy.
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
The non-service components of net periodic benefit cost related to SERP are included in Other expense within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. Net periodic benefit cost related to SERP for the three months ended March 31, 2018, and 2017, were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017
Components of periodic benefit costs
Service cost	$105	$145
Interest cost	760	800
Amortizations
Prior period service credit	(35)	(57)
Net loss	585	419
Net periodic benefit cost	1,415	1,307
Special/contractual termination benefits	—	315
Total benefit cost	$1,415	$1,622

There was a remeasurement of SERP on March 30, 2017, to reflect a special termination benefit resulting from an executive officer’s separation agreement. On the date of the remeasurement, the discount rate decreased from 4.22% to 4.08%. This remeasurement resulted in a special termination benefit for the executive officer of $0.3 million.
The total expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income was $0.3 million for both the three months ended March 31, 2018, and 2017.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2018, and December 31, 2017, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Current	$4,471	$4,471
Non-current	$79,637	$79,868

Cleco Power
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Current	$929	$929
Non-current	$16,560	$16,589

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the 401(k) Plan is voluntary, and all active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2018, and 2017, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017
401(k) Plan expense	$2,063	$1,668

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2018, and 2017, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017
401(k) Plan expense	$402	$279

Note 8 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three months ended March 31, 2018, and 2017:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
	2018	2017
Effective tax rate	20.9%	33.1%

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2018	2017
Effective tax rate	23.5%	35.6%

For the three months ended March 31, 2018, and 2017, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At March 31, 2018, and December 31, 2017, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the three months ended March 31, 2018, and 2017, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At March 31, 2018, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2018, for Cleco and Cleco Power would be unchanged in the

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
The federal income tax years that remain subject to examination by the IRS are 2014, 2015, and 2016.
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
Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2018, and 2017, no penalties were recognized.

2017 Tax Reform
On December 22, 2017, the President signed into law the TCJA. The TCJA includes significant changes to the Internal Revenue Code, as amended, including amendments which significantly change the taxation of business entities and includes specific provisions related to rate regulated activities, including Cleco Power. The most significant change that impacts Cleco is the reduction in the corporate federal income tax rate from 35% to 21%.
The SEC Staff has recognized the complexity of reflecting the impacts of the TCJA and issued guidance which clarifies accounting for income taxes if information is not yet available or complete and provides up to one year to complete the required analysis and accounting (the measurement period).
The Registrants have made a reasonable estimate for the measurement and accounting of certain effects of the TCJA, which were reflected in the December 31, 2017, financial statements. The accounting for these provisional items decreased deferred income tax expense for Cleco and Cleco Power by $46.3 million and $14.3 million, respectively, for the year ended December 31, 2017. The TCJA also resulted in a decrease in the accumulated deferred income tax liability for Cleco and Cleco Power by $394.9 million and $362.9 million, respectively, at December 31, 2017. For the three months ended March 31, 2018, there were no adjustments in the accumulated deferred income tax liability related to the TCJA for Cleco or Cleco Power.
The impacts of the TCJA discussed above, including the effects on income tax expense, regulatory liabilities, and effects on future periods, are provisional and subject to change. The accounting is not complete due to the timing of the final passage of the TCJA, the complexity of the TCJA, the complexity of remeasuring ADIT, and the uncertainty of regulatory treatment. Additional analysis of the TCJA, the inventory of items that give rise to temporary differences, and additional analysis of items requiring normalization is required before accounting for the TCJA is considered complete under the authoritative guidance for income taxes. Cleco expects any final adjustments to the provisional amounts to be recorded by the fourth quarter of 2018, which could have a material adverse effect on the results of operations of Cleco.

Note 9 — Disclosures about Segments
Cleco’s reportable segment is based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary.
Cleco Power, the reportable segment, engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the chart below includes the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, an investment subsidiary, and a subsidiary formed to facilitate the Purchase and Sale Agreement with NRG Energy and NRG South Central. On December 29, 2017, Cleco sold the transmission assets owned by Attala and Perryville, the two subsidiaries that owned and operated the transmission interconnection facilities. After December 29, 2017, the remaining operations of Attala and Perryville were minimal. On February 6, 2018, Cleco Cajun entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central. Upon the expected closing of the transaction, Cleco anticipates Cleco Cajun will be a new reportable segment. For more information on the Purchase and Sale Agreement and related transactions, see Note 16 — “Plan of Acquisition.”
The financial results in the table below are presented on an accrual basis. Management evaluates the performance of its segment and allocates resources to it based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MAR. 31,
2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$264,631	$(2,420)	$—	$262,211
Other operations	22,195	1	—	22,196
Electric customer credits	(7,647)	—	—	(7,647)
Affiliate revenue	208	15,669	(15,877)	—
Operating revenue, net	$279,387	$13,250	$(15,877)	$276,760
Depreciation and amortization	$40,388	$2,119	$—	$42,507
Interest charges	$17,656	$13,549	$(48)	$31,157
Interest income	$641	$190	$(48)	$783
Federal and state income tax expense (benefit)	$7,997	$(5,135)	$—	$2,862
Net income (loss)	$26,004	$(15,142)	$(1)	$10,861
Additions to property, plant, and equipment	$63,343	$790	$—	$64,133
Equity investment in investees	$18,172	$—	$—	$18,172
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,722,284	$618,513	$(30,816)	$6,309,981

2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$237,553	$(3,497)	$—	$234,056
Other operations	16,365	515	—	16,880
Electric customer credits	(435)	—	—	(435)
Affiliate revenue	219	14,734	(14,953)	—
Operating revenue, net	$253,702	$11,752	$(14,953)	$250,501
Depreciation and amortization	$38,758	$2,093	$—	$40,851
Interest charges	$18,104	$13,681	$(67)	$31,718
Interest income	$266	$113	$(67)	$312
Federal and state income tax expense (benefit)	$9,855	$(6,748)	$—	$3,107
Net income (loss)	$17,854	$(11,562)	$—	$6,292
Additions to property, plant, and equipment	$46,744	$1,146	$—	$47,890
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,679,538	$619,943	$(21,099)	$6,278,382
(1) Balances as of December 31, 2017

Note 10 — Regulation and Rates

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of March 31, 2018, Cleco Power had $2.1 million accrued for ROE reductions, including accrued interest.
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
Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ended June 30. On October 31, 2017, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2017, which indicated that no refund was due as a result of the FRP and $1.2 million was due as a result of the cost of service savings from the Merger Commitments. On March 5, 2018, Cleco Power responded to two sets of data requests from the LPSC for the 2017 monitoring report. On April 24, 2018, Cleco Power responded to a third set of data requests for the 2017 monitoring report. As of March 31, 2018, Cleco Power had $2.1 million accrued for the cost of service savings refund.

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

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

is expected to be complete by the first quarter of 2019. In the second quarter of 2017, MISO began allocating SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. Cleco Power had a 12-month SSR agreement for the period April 1, 2017, to March 31, 2018. In January 2018, another study was performed by MISO, and it was determined that an SSR agreement will be needed for the period April 1, 2018, until the sooner of the in-service date of the Terrebonne to Bayou Vista Transmission project or March 31, 2019. During this time, Cleco Power will continue to operate Teche Unit 3. Cleco Power filed with FERC for its approval to collect $20.3 million and $11.8 million annually in SSR payments from MISO for the first and second SSR agreements, respectively. The SSR payments include recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR agreements. At the end of the SSR period, when Teche Unit 3 is retired, any SSR payments received from MISO for capital expenditures paid by third parties will be credited to property, plant, and equipment. As of March 31, 2018, Cleco Power had $4.3 million accrued for SSR payments received for capital expenditures related to Teche Unit 3. In the second quarter of 2017, Cleco Power began receiving the monthly SSR payments from MISO, subject to refund pending review and approval by FERC. On July 20, 2017, Cleco Power, FERC staff, and intervenors met at the first settlement conference and set a procedural schedule for data requests between parties. On July 27, 2017, Cleco Power received five sets of informal data requests from FERC staff and intervenors. The second settlement conference was held on February 22, 2018; however, a settlement was not reached. Cleco Power is unable to determine when a binding FERC order will be issued. At the end of the SSR agreement, Cleco Power will have the option to rescind the Attachment Y requesting retirement of Teche Unit 3. If this option is exercised, Cleco Power may be required to refund recoverable capital expenditures plus interest. Management does not expect to be required to refund any portion of these costs.

TCJA
On February 21, 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. Cleco Power filed comments with the LPSC on March 12, 2018, which included among other things, a refund to customers for the differences in the cumulative federal and state income tax rate of 38% prior to the TCJA, versus the 26% cumulative federal and state income tax rate effective after the TCJA. As a result, Cleco Power began accruing an estimated reserve for the change in the tax rate beginning January 1, 2018, and will continue through June 30, 2018. Cleco Power recommended refunding this amount to customers on September 2018 bills based on July 2018 usage, pending LPSC review and approval. At March 31, 2018, Cleco Power had $7.3 million accrued for the estimated federal tax-related benefits from the TCJA. For the period July 1, 2018, to June 30, 2019, Cleco Power has proposed that its annual FRP filing reflect the change in the tax rate.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2018, consisted of its equity investment of $18.2 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(1,100)	(1,100)
Total equity investment in investee	$18,172	$18,172

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Oxbow’s net assets/liabilities	$36,345	$36,345
Cleco Power’s 50% equity	$18,172	$18,172
Cleco Power’s maximum exposure to loss	$18,172	$18,172

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017
Operating revenue	$863	$1,073
Operating expenses	863	1,073
Income before taxes	$—	$—

DHLC mines lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station.
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

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

In November 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted in November 2014. In December 2014, the Court consolidated the remaining three actions and appointed interim co-lead counsel. Also in December 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction (the Consolidated Amended Petition). The consolidated action named Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Amended Petition alleged, among other things, that Cleco Corporation’s directors breached their fiduciary duties to Cleco’s shareholders and grossly mismanaged Cleco by approving the Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized, engaging in self-dealing by ignoring conflicts of interest, and failing to disclose material information about the Merger. The Consolidated Amended Petition further alleged that all defendants conspired to commit the breaches of fiduciary duty. Cleco believes that the allegations of the Consolidated Amended Petition are without merit and that it has substantial meritorious defenses to the claims set forth in the Consolidated Amended Petition.
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

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. In December 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. Also in December 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. In January 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. In February 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish.
In February 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote for approval of the Merger Agreement. Following the hearing, the Court denied the plaintiffs’ motion. In June 2015, three of the plaintiffs filed their Second Consolidated Amended Verified Derivative and Class Action Petition. This will be considered according to a schedule established by the Ninth Judicial District Court for Rapides Parish. Cleco filed exceptions seeking dismissal of the amended petition in July 2015.
In March 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. In May 2016, the plaintiffs filed their Fourth Verified Consolidated Amended Class Action Petition. This petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held on September 15, 2016, and on September 26, 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case in September 2017. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. On January 12, 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. On March 2, 2018, the Louisiana Supreme Court denied the writ. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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

Sabine River Flood
In March 2017, Cleco was served with a summons in Perry Bonin, Ace Chandler, and Michael Manuel, et al v. Sabine River Authority of Texas and Sabine River Authority of Louisiana, No. B-160173-C. The action was filed in the 163rd Judicial District Court for Orange County, Texas, and relates to flooding that occurred in Texas and Louisiana in March 2016. The plaintiffs have alleged that the flooding was the result of the release of water from the Toledo Bend spillway gates into the Sabine River. While the plaintiffs have made numerous allegations, they have specifically alleged that Cleco Power, included as one of several companies and governmental bodies, failed to repair one of the two hydroelectric generators at the Toledo Bend Dam, which in turn contributed to the flooding. Cleco Power does not operate the hydroelectric generator.
The suit was removed to federal court in Texas. The new federal case is Perry Bonin, et al. v. Sabine River Authority of Texas et al., No. 17-cv-134, U.S. District Court for the Eastern District of Texas (Bonin Case). The plaintiffs moved to remand the case to state court, but the district court found that the case raises a substantial federal question and denied the motion to remand. Cleco Power, along with its co-defendants, filed a motion to dismiss on various grounds, primarily arguing that the plaintiffs’ claims are preempted because they infringe on FERC’s exclusive control of dam operations. The district court granted the motion to dismiss in part, declining to rule on some of the arguments raised by the defendants, and granted the plaintiffs leave to amend their complaint. The plaintiffs filed a Fifth Amended Complaint in March 2018. Cleco Power filed a new motion to dismiss the plaintiffs’ claims. The plaintiffs have not yet responded to Cleco Power’s motion.
On March 7, 2018, approximately 26 other individual plaintiffs filed a petition against Cleco Power and other defendants in Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. D180096-C. The action was filed in the 260th Judicial District Court for Orange County, Texas. The defendants removed the case to federal court on April 6, 2018. The new federal case is Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. 17-cv-153, U.S. District Court for the Eastern District of Texas. The allegations are essentially

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

identical to those in the Bonin Case. On April 13, 2018, Cleco Power filed a motion to dismiss on the same grounds that previously were successful in the Bonin Case. The plaintiffs have not yet responded to Cleco Power’s motion. Management believes that both cases, as they relate to Cleco Power, have no merit.

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On March 13, 2018, Cleco Power received notice of an FAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017. The total amount of fuel expense included in the audit is $536.2 million. Periods subsequent to December 31, 2017, are also subject to audit. On April 27, 2018, Cleco Power received its first set of data requests from the LPSC. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition or cash flows of the Registrants.

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
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of MATS. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. In April 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 2016 deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings. At the request of the EPA, in April 2017, the court issued an order holding the cases in abeyance pending the EPA’s review of its supplemental finding. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC.

FERC Audit
On March 13, 2018, the Division of Audits and Accounting within the Office of Enforcement of FERC initiated an audit of Cleco Power for the period January 1, 2014, to the present. No data requests have been received and management is unable to determine the outcome or timing of the audit.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. The first complaint, filed in November 2013, was for the period November 2013 through February 2015. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE. In February 2017, $1.2 million of refunds relating to the first complaint were submitted to MISO.
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
As of March 31, 2018, Cleco Power had $2.1 million accrued, including interest, for potential reductions to the ROE. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2018, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $4.6 million and has accrued this amount.

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

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

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

Other Commitments

NMTC Fund
In 2008, Cleco Holdings and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco Holdings has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Holdings. In total, Cleco Holdings contributed $285.5 million of equity contributions to the NMTC Fund and will receive at least $303.8 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the 10-year life of the investment. The difference between equity contributions and total benefits received were recognized over the life of the NMTC Fund as net tax benefits were delivered. As of March 31, 2018, the amount of tax benefits delivered was $18.3 million. Due to the right of offset, the investment and associated debt are presented in Other deferred charges, on Cleco’s Condensed Consolidated Balance Sheet.
By using the cost method for investments, the gross investment amortization expense will be recognized over a ten-year period. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Fuel Transportation Agreement
In 2012, Cleco Power entered into an amended agreement with Savage Services for 42 dedicated barges used to transport petroleum coke and limestone to Madison Unit 3. The amended agreement met the accounting definition of a capital lease until its expiration on August 31, 2017. In September 2017, Cleco Power entered into an operating lease that automatically renewed on a month-to-month basis until terminated by either party for use of the 42 barges. On April 2, 2018, the operating lease was terminated and Cleco Power entered into a new agreement with Savage Inland Marine for continued use of the 42 dedicated barges through March 2033. The new agreement meets the accounting definition of a capital lease.

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.

Risks and Uncertainties
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

Cleco or its affiliates are not in compliance with loan agreements or bond indentures.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings Baa3 credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. On April 7, 2018, Moody’s published a credit rating update that resulted in no change to the credit ratings or outlooks of Cleco Holdings or Cleco Power. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded by Moody’s or S&P, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.
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

Note 13 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2018		AT DEC. 31, 2017
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$90	$325	$743	$113
Support Group	1,221	9,644	608	8,582
Other (1)	—	—	4	2
Total	$1,311	$9,969	$1,355	$8,697
(1) Represents Attala and Perryville.

Note 14 — Intangible Assets
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. At the date of the Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed on the date of the Merger. During the three months ended March 31, 2018, and 2017, Cleco Katrina/Rita recognized amortization expense of $4.5 million and $3.5 million, respectively, based on actual collections.
As a result of the Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. During the three months ended March 31, 2018, and 2017, Cleco recognized amortization expense of less that $0.1 million on the trade name intangible asset.
The intangible assets related to the power supply agreements are being amortized over the remaining life of each applicable contract ranging between 5 years and 17 years. During the three months ended March 31, 2018, and 2017, Cleco recognized a reduction of revenue of $2.4 million, and $3.5 million, respectively, on the intangible assets for the power supply agreements.
The following tables summarize the balances for intangible assets subject to amortization for Cleco and Cleco Power as of March 31, 2018, and December 31, 2017:

Cleco
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Power supply agreements	85,104	85,104
Trade name	5,100	5,100
Gross carrying amount	160,798	160,798
Accumulated amortization	(52,917)	(45,948)
Net intangible assets subject to amortization	$107,881	$114,850

Cleco Power
(THOUSANDS)	AT MAR. 31, 2018	AT DEC. 31, 2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(140,321)	(135,836)
Net intangible assets subject to amortization	$37,216	$41,701

Note 15 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(2,921)	$—	$(2,921)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	43	—	43
Net current-period other comprehensive income	43	—	43
Balances, Mar. 31, 2018	$(2,878)	$—	$(2,878)

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$1,500	$—	$1,500
Other comprehensive loss before reclassifications
Postretirement benefits adjustment during the period	(2,065)	—	(2,065)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net gain	(126)	—	(126)
Net current-period other comprehensive loss	(2,191)	—	(2,191)
Balances, Mar. 31, 2017	$(691)	$—	$(691)

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,377)	$(5,306)	$(13,683)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	233	—	233
Reclassification of net loss to interest charges	—	64	64
Net current-period other comprehensive income	233	64	297
Balances, Mar. 31, 2018	$(8,144)	$(5,242)	$(13,386)

	FOR THE THREE MONTHS ENDED MAR. 31, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(7,905)	$(5,517)	$(13,422)
Other comprehensive income before reclassifications
Postretirement benefit adjustments during the period	(584)	—	(584)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	164	—	164
Reclassification of net loss to interest charges	—	53	53
Net current-period other comprehensive (loss) income	(420)	53	(367)
Balances, Mar. 31, 2017	$(8,325)	$(5,464)	$(13,789)

Note 16 — Plan of Acquisition
On February 6, 2018, Cleco Cajun entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central. Pursuant to the terms of the Purchase and Sale Agreement, Cleco Cajun agreed to acquire from NRG Energy all of the outstanding membership interests in NRG South Central, which indirectly owns (i) a 176-MW natural-gas-fired generating station located in Sterlington, Louisiana, (ii) a 220-MW natural-gas-fired facility and a 210-MW natural-gas-fired peaking facility both located in Jarreau, Louisiana, (iii) a 580-MW coal-fired generating facility, a 540-MW natural-gas-fired generating station, and 58% of a 588-MW coal-fired generating station all located in New Roads, Louisiana, (iv) 225 MW of a 300-MW natural-gas-fired peaking facility located in Jennings, Louisiana, and (v) a 1,263-MW natural-gas-fired generating station located in Deweyville, Texas (the Cottonwood Plant), for approximately $1.0 billion, subject to customary working capital and other adjustments (the NRG Acquisition). Cleco expects to fund the NRG Acquisition with proceeds from the Debt Financing (as defined below), equity contributions, and cash on hand.
The transaction remains subject to customary closing conditions, including receipt of required regulatory approvals, including approvals by FERC, the LPSC, the Committee on Foreign Investment in the United States, MISO, the Public Utility Commission of Texas, and the Federal Communications Commission. On February 27, 2018, Cleco filed a joint application seeking approval of the transaction with FERC. On

March 27, 2018, Cleco filed an application with the Committee on Foreign Investment in the United States seeking approval of the transaction. On April 4, 2018, Cleco filed an application with the LPSC seeking approval of the transaction. Also on April 4, 2018, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On April 13, 2018, Cleco filed an application with MISO and the Public Utility Commission of Texas seeking approval of the transaction. On April 23, 2018, Cleco received its first set of data requests from the LPSC staff for the LPSC application. Responses are due by May 8, 2018.
Cleco Cajun, NRG Energy, and NRG South Central have each made customary representations, warranties and covenants in the Purchase and Sale Agreement, which includes customary indemnification provisions. Cleco Holdings has agreed to guarantee the obligations of Cleco Cajun, subject to certain limitations. In addition, the closing is conditioned upon the execution and delivery of a lease agreement between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and could operate it until May 2025. Upon closing, Cottonwood Energy will become a subsidiary of Cleco Cajun.
The Purchase and Sale Agreement also contains certain customary termination rights for both Cleco Cajun and NRG Energy, including a termination right for each if the closing does not occur by February 6, 2019. Management expects the transaction to close before the end of 2018.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2018, and 2017.

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

Recent Developments
On February 6, 2018, Cleco Cajun entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central. Upon the expected closing of the transaction, Cleco anticipates Cleco Cajun will be a new reportable segment. For more information on the Purchase and Sale Agreement and related transactions, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 16 — Plan of Acquisition.”

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

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 and the unit is expected to be commercially operational in the third quarter of 2018 at an estimated cost of $110.7 million. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of March 31, 2018, Cleco Power had spent $85.0 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230-kilovolt transmission system for customers in south Louisiana. The project team completed negotiations on the right-of-way and land acquisition agreements. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $62.4 million. Construction is expected to be complete in the first quarter of 2019. As of March 31, 2018, Cleco Power had spent $17.2 million on the project.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. In June 2017, the LPSC approved the establishment of a regulatory asset for the revenue requirement associated with the Coughlin Pipeline project until Cleco Power seeks recovery in the new FRP, which is anticipated to be effective July 1, 2020. The project is expected to be complete in the third quarter of 2019 with an estimated cost of $32.0 million. As of March 31, 2018, Cleco Power had spent $0.4 million on the project.

START Project
The START project includes replacement of and improvement to Cleco’s enterprise business applications. The project’s objectives are to gain efficiencies through consistent, industry leading work processes and practices; enable better decision making through data transparency across business functions;

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. Management expects the project to be complete in the third quarter of 2019. The total estimated project cost is $136.5 million. As of March 31, 2018, Cleco had spent $48.7 million on the project.

Other
Cleco Power is working to secure load growth opportunities that include renewing existing franchises and wholesale contracts, pursuing new wholesale contracts and franchises, and adding new retail load opportunities with large industrial, commercial, and residential load. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government and military, wood and paper, health care, information technology, transportation, and other manufacturing.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018, and 2017

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue, net	$276,760	$250,501	$26,259	10.5%
Operating expenses	232,026	209,039	(22,987)	(11.0)%
Operating income	$44,734	$41,462	$3,272	7.9%
Allowance for equity funds used during construction	$2,363	$911	$1,452	159.4%
Other expense, net	$(3,000)	$(1,568)	$(1,432)	(91.3)%
Federal and state income tax expense	$2,862	$3,107	$245	7.9%
Net income	$10,861	$6,292	$4,569	72.6%

Operating revenue, net increased $26.3 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to higher base revenue, higher fuel cost recovery revenue, and higher other operations revenue, partially offset by higher electric customer credits at Cleco Power.
Operating expenses increased $23.0 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to higher recoverable fuel and power purchased expenses, higher generation maintenance expenses, higher non-recoverable fuel and power purchased expenses, and higher depreciation and amortization at Cleco Power. These increases were partially offset by lower other operations expense at Cleco Power.
Allowance for equity funds used during construction increased $1.5 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to higher construction costs related to the St. Mary Clean Energy Center project, the START project, and the Terrebonne to Bayou Vista Transmission project.
Other expense, net increased $1.4 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to the decrease in the cash surrender value of life insurance policies at Cleco Holdings due to unfavorable market conditions, partially offset by higher royalty income at Cleco Power.

Federal and state income tax expense decreased $0.2 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to $1.3 million for the flowthrough of state tax benefits, $0.6 million for adjustments related to the TCJA, $0.5 million for adjustments for permanent tax differences, and $0.1 million for miscellaneous tax items. These decreases were partially offset by $1.1 million to record tax expense at the consolidated projected annual effective tax rate, $1.1 million for the change in pretax income, excluding AFUDC equity, and $0.1 million for tax credits. The effective income tax rate for the first quarter of 2018 and 2017 was 20.9% and 33.1%, respectively. The estimated annual effective income tax rate used during the first quarter of 2018 and 2017 for Cleco may not be indicative of the full-year income tax rate.
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue
Base	$154,321	$143,117	$11,204	7.8%
Fuel cost recovery	110,310	94,436	15,874	16.8%
Electric customer credits	(7,647)	(435)	(7,212)	*
Other operations	22,195	16,365	5,830	35.6%
Affiliate revenue	208	219	(11)	(5.0)%
Operating revenue, net	279,387	253,702	25,685	10.1%
Operating expenses
Recoverable fuel and power purchased	110,311	94,280	(16,031)	(17.0)%
Non-recoverable fuel and power purchased	9,864	7,556	(2,308)	(30.5)%
Other operations	27,307	30,264	2,957	9.8%
Maintenance	29,078	24,420	(4,658)	(19.1)%
Depreciation and amortization	40,388	38,758	(1,630)	(4.2)%
Taxes other than income taxes	11,918	12,000	82	0.7%
Total operating expenses	228,866	207,278	(21,588)	(10.4)%
Operating income	$50,521	$46,424	$4,097	8.8%
Allowance for equity funds used during construction	$2,363	$911	$1,452	159.4%
Federal and state income tax expense	$7,997	$9,855	$1,858	18.9%
Net income	$26,004	$17,854	$8,150	45.6%
* Not meaningful

Cleco Power’s net income in the first quarter of 2018 increased $8.2 million compared to the first quarter of 2017 primarily as a result of the following factors:

•	higher base revenue,

•	higher other operations revenue,

•	lower other operations expense,

•	lower federal and state income tax expense, and

•	higher allowance for equity funds used during construction.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

These increases were partially offset by:

•	higher electric customer credits,

•	higher maintenance expense,

•	higher non-recoverable fuel and power purchased, and

•	higher depreciation and amortization.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	858	711	20.7%
Commercial	612	584	4.8%
Industrial	507	488	3.9%
Other retail	34	31	9.7%
Total retail	2,011	1,814	10.9%
Sales for resale	672	629	6.8%
Total retail and wholesale customer sales	2,683	2,443	9.8%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$62,779	$55,028	14.1%
Commercial	47,464	45,467	4.4%
Industrial	21,924	20,719	5.8%
Other retail	2,740	2,560	7.0%
Surcharge	5,238	5,082	3.1%
Total retail	140,145	128,856	8.8%
Sales for resale	14,176	14,261	(0.6)%
Total base revenue	$154,321	$143,117	7.8%

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
The following chart shows how heating and cooling degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE THREE MONTHS ENDED MAR. 31,
				2018 CHANGE
	2018	2017	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	797	421	890	89.3%	(10.4)%
Cooling degree-days	199	232	78	(14.2)%	155.1%

Base
Base revenue increased $11.2 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to $10.6 million due to higher usage as a result of colder winter weather and $0.6 million due to higher rates as a result of the annual FRP rate adjustment.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 74% of Cleco Power’s total fuel cost during the first quarter of 2018 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Fuel and purchased power expenses were also impacted by the interruption of the continuous supply of lignite due to adverse weather conditions and other factors that disrupted mining operations and transportation to Dolet Hills Power Station. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $7.2 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to accrued estimated refunds for the federal tax-related benefits for the TCJA. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes.”

Other Operations Revenue
Other operations revenue increased $5.8 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to $3.2 million of net generation revenue from SSR payments, $2.3 million of higher revenue from wholesale customers due to the absence of issuing customer credits relating to the MISO ROE complaints, $0.4 million of higher reconnect fees, and $0.2 million of higher net transmission and distribution revenue. These increases were partially offset by $0.3 million for the amortization of the emergency declarations regulatory asset. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — SSR.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $2.3 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to the absence of a $2.3 million refund from MISO for wholesale customers relating to the MISO ROE complaints, $1.4 million of MISO SSR net transmission expenses, and $0.2 million of higher miscellaneous expenses.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

These increases were partially offset by $1.6 million of lower net MISO transmission expenses primarily due to lower rates. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — SSR.”

Other Operations Expense
Other operations expense decreased $3.0 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to $1.5 million of lower salaries expenses, $1.0 million of lower customer service expenses, $0.9 million for the absence of the write-off of an uncollectible account, and $0.7 million of higher capitalized administrative and general expenses. These decreases were partially offset by $0.6 million of higher generation operations expenses, $0.4 million of higher employee benefit expenses, and $0.1 million of higher other operations expenses.

Maintenance
Maintenance expense increased $4.7 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to $5.3 million of higher net generating station outage and routine maintenance expenses and $0.1 million of higher transmission routine maintenance expenses. These increases were partially offset by $0.4 million of lower distribution routine maintenance expenses, and $0.3 million of lower administrative and general maintenance expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $1.6 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to $1.1 million for normal reoccurring additions to fixed assets and $1.0 million of higher amortization of storm damages, which is based on collections from customers. These increases were partially offset by $0.3 million of lower amortization of a regulatory asset related to state corporate franchise taxes and $0.2 million of lower miscellaneous amortization.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $1.5 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to higher construction costs related to the St. Mary Clean Energy Center project, the START project, and the Terrebonne to Bayou Vista Transmission project.

Income Taxes
Federal and state income tax expense decreased $1.9 million during the first quarter of 2018 compared to the first quarter of 2017 primarily due to $3.1 million for adjustments related to the TCJA, $1.3 million for the flowthrough of state tax benefits, and $0.5 million for adjustments for permanent tax differences. These decreases were partially offset by $1.8 million for the change in pretax income, excluding AFUDC equity, and $1.2 million to record tax expense at the projected annual effective tax rate.
The effective income tax rate for the first quarter of 2018 and 2017 was 23.5% and 35.6%, respectively. The estimated annual effective income tax rate used during the first quarter of 2018 and 2017 for Cleco Power may not be indicative of the full-year income tax rate.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2018:

	SENIOR UNSECURED DEBT		CORPORATE CREDIT
	MOODY’S	S&P	S&P
Cleco Holdings	Baa3	BBB-	BBB-
Cleco Power	A3	BBB+	BBB+

On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings’ Baa3 credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. On April 7, 2018, Moody’s published a credit rating update that resulted in no change to the credit ratings or outlooks of Cleco Holdings or Cleco Power.
Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Cleco Holdings’ and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.
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

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At March 31, 2018, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

2017 Tax Reform
The TCJA was signed into law on December 22, 2017. The provisions of the law reduce the top federal statutory corporate income tax rate from 35% to 21%, generally allow for 100% bonus depreciation for new and used equipment purchased after September 27, 2017, generally restrict deduction of interest expense to 30% of adjusted taxable EBITDA, and repeal the corporate alternative minimum tax. The regulatory treatment for the change in the statutory corporate income tax rate could decrease Cleco Power’s future retail rates, resulting in lower cash flows. As a result of a request by the LPSC, Cleco Power began accruing an estimated reserve for the change in the tax rates beginning January 1, 2018, and will continue through June 30, 2018. Cleco Power recommended refunding this amount to customers on September 2018 bills based on July 2018 usage, pending LPSC review and approval. At March 31, 2018, Cleco Power had $7.3 million accrued for the estimated federal tax-related benefits from the TCJA. For the period July 1, 2018, to June 30, 2019, Cleco Power has proposed that its annual FRP filing reflect the change in the tax rate. As defined by the TCJA, rate regulated activities are not allowed to utilize 100% bonus depreciation and are not subject to the restricted interest deduction.

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
The Registrants have made a reasonable estimate for the measurement and accounting of certain effects of the TCJA which were reflected in the December 31, 2017, financial statements. The accounting for these provisional items decreased deferred income tax expense for Cleco and Cleco Power by $46.3 million and $14.3 million, respectively, for the year ended December 31, 2017. The TCJA also resulted in a decrease in the accumulated deferred income tax liability for Cleco and Cleco Power by $394.9 million and $362.9 million, respectively, at December 31, 2017. For the three months ended March 31, 2018, there were no adjustments in the accumulated deferred income tax liability related to the TCJA for Cleco or Cleco Power.
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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. For more information on Cleco and Cleco Power’s restricted cash and cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.

Debt

Cleco Consolidated
At March 31, 2018, and December 31, 2017, Cleco had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At March 31, 2018, Cleco’s long-term debt outstanding was $2.89 billion, of which $19.9 million was due within one year. The long-term debt due within one year at March 31, 2018, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco, long-term debt increased by $38.6 million from December 31, 2017, primarily due to the issuance of $50.0 million of senior notes on March 26, 2018, and $0.4 million related to debt discount and expense. These increases were partially offset by a $9.7 million scheduled payment made on Cleco Katrina/Rita storm recovery bonds and $2.1 million for amortization of long-term debt fair value adjustments related to the Merger.
On December 18, 2017, Cleco entered into an agreement for the issuance and sale in a private placement of $175.0 million aggregate principal amount of senior notes. For more information, see “— Cleco Power” below.
Cash and cash equivalents available at March 31, 2018, were $176.5 million combined with $400.0 million credit facility capacity ($100.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $576.5 million.
At March 31, 2018, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”
At March 31, 2018, and December 31, 2017, Cleco had a working capital surplus of $294.9 million and $271.4 million, respectively. The $23.5 million increase in working capital is primarily due to:

•	a $57.5 million increase in cash and cash equivalents,

•	a $47.1 million decrease in accounts payable, excluding FTR purchases, primarily due to timing of fuel payments and lower accruals for payroll, and

•	an $11.2 million increase in accumulated deferred fuel primarily due to the timing of fuel revenue collections and additional deferrals through a fuel surcharge.

These increases in working capital were partially offset by:

•	a $26.2 million increase in interest primarily due to timing of interest payments on long-term debt,

•	a $14.3 million decrease in fuel inventory primarily due to lower lignite, petroleum coke, and natural gas due to plant operations, partially offset by higher coal purchases,

•	a $14.2 million decrease in customer accounts receivable and unbilled revenue due to a decrease in retail revenue and customer usage,

•	an $11.6 million increase in taxes payable primarily due to accrual of property taxes and provision for income taxes,

•
an $8.1 million decrease in other accounts receivable due to the receipt of an insurance reimbursement, lower receivables from joint owners for maintenance expenses, and timing of the receipt of transmission revenue,

•	a $7.6 million increase in provision for rate refund primarily due to the estimated refund due to retail customers as a result of changes in the tax rates due to TCJA, and

•	a $6.4 million decrease in restricted cash and cash equivalents.

Cleco Holdings (Holding Company Level)
At March 31, 2018, and December 31, 2017, Cleco Holdings had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At March 31, 2018, Cleco Holding’s long-term debt outstanding was $1.49 billion, none of which was due within one year.
At March 31, 2018, and December 31, 2017, Cleco Holdings had no borrowings outstanding under its $100 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.
Cash and cash equivalents available at March 31, 2018, were $48.3 million, combined with $100.0 million credit facility capacity for total liquidity of $148.3 million.

Cleco Power
At March 31, 2018, and December 31, 2017, Cleco Power had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At March 31, 2018, Cleco Power’s long-term debt outstanding was $1.40 billion, of which $19.9 million was due within one year. The long-term debt due within one year at March 31, 2018, represents principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco Power, long-term debt increased $40.6 million from December 31, 2017, primarily due to the issuance of $50.0 million of senior notes on March 26, 2018, and $0.3 million related to debt discount and expense. These increases were partially offset by a $9.7 million scheduled payment made on Cleco Katrina/Rita storm recovery bonds.
At March 31, 2018, and December 31, 2017, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

On December 18, 2017, Cleco Power entered into an agreement for the issuance and sale in a private placement of $175.0 million aggregate principal amount of senior notes. The senior notes were issued in two tranches. The first tranche was issued on December 18, 2017, with principal amounts of $25.0 million at an interest rate of 2.94% and $100.0 million at an interest rate of 3.08%, with final maturity dates of December 16, 2022, and 2023, respectively. The second tranche was issued on March 26, 2018, with principal amounts of $50.0 million at an interest rate of 3.17%, with a final maturity date of December 16, 2024. The proceeds from the issuance and sale were used for capital investments and general utility purposes.
Cash and cash equivalents available at March 31, 2018, were $128.2 million, combined with $300.0 million credit facility capacity for total liquidity of $428.2 million.
At March 31, 2018, and December 31, 2017, Cleco Power had a working capital surplus of $195.2 million and $169.6 million, respectively. The $25.6 million increase in working capital is primarily due to:

•	a $58.4 million increase in cash and cash equivalents,

•	a $41.9 million decrease in accounts payable, excluding FTR purchases, primarily due to timing of fuel payments and lower accruals for payroll, and

•	an $11.2 million increase in accumulated deferred fuel primarily due to the timing of fuel revenue collections and additional deferrals through a fuel surcharge.

These increases in working capital were partially offset by:

•	a $15.6 million increase in interest primarily due to timing of interest payments on long-term debt,

•	a $14.3 million decrease in fuel inventory primarily due to lower lignite, petroleum coke, and natural gas due to plant operations, partially offset by higher coal purchases,

•	a $14.2 million decrease in customer accounts receivable and unbilled revenue due to a decrease in retail revenue and customer usage,

•	a $13.6 million increase in taxes payable primarily due to accrual of property taxes and provision for income taxes,

•
an $8.4 million decrease in other accounts receivable due to the receipt of an insurance reimbursement, lower receivables from joint owners for maintenance expenses, and timing of the receipt of transmission revenue,

•	a $7.6 million increase in provision for rate refund primarily due to the estimated refund due to retail customers as a result of changes in the tax rates due to TCJA, and

•	a $6.4 million decrease in restricted cash and cash equivalents.

Credit Facilities
At March 31, 2018, Cleco Holdings had a $100.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. At March 31, 2018, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by either agency, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At March 31, 2018, Cleco Power had a $300.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. At March 31, 2018, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level by either agency, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt Limitations
The Merger Commitments include provisions limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Additionally, in accordance with the Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. The Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. At March 31, 2018, and December 31, 2017, Cleco Holdings and Cleco Power were in compliance with the provisions of the Merger Commitments that could restrict the amount of distributions available. For more information on the Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2017.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $88.0 million and $74.8 million during the three months ended March 31, 2018, and 2017, respectively. Net cash provided by operating activities increased $13.2 million primarily due to:

•	lower payments for fuel inventory of $20.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	lower payments for property taxes of $12.9 million due to timing of the payments,

•	higher receipts of $6.4 million for accounts receivable primarily due to timing of receipts of joint owners’ portion of generating station expenditures,

•	higher receipts of $2.8 million for advanced deposits for operations and maintenance costs on jointly-owned generating units, and

•	higher collections from customers of $2.7 million due to lower Merger credits issued.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

These increases were partially offset by:

•	higher payments of $26.9 million to vendors for power purchases and fuel costs and

•	lower net fuel and power purchase collections of $8.4 million primarily due to timing of collections.

Net Investing Cash Flow
Net cash used in investing activities was $57.7 million and $46.9 million during the three months ended March 31, 2018, and 2017, respectively. Net cash used in investing activities increased $10.8 million primarily due to higher payments for additions to property, plant, and equipment, net of AFUDC, of $14.8 million.

This increase was partially offset by:

•	higher return of investment in the NMTC fund of $2.3 million and

•	receipts of insurance reimbursements for property loss of $1.1 million.

Net Financing Cash Flow
Net cash provided by financing activities was $20.1 million during the three months ended March 31, 2018. Net cash used in financing activities was $38.2 million during the three months ended March 31, 2017. Net cash provided by financing activities increased $58.3 million primarily due to:

•	issuance of long-term debt of $50.0 million and

•	lower distributions to Cleco Group of $9.5 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $99.3 million and $81.2 million during the three months ended March 31, 2018, and 2017, respectively. Net cash provided by operating activities increased $18.1 million primarily due to:

•	lower payments for fuel inventory of $20.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	lower payments for property taxes of $13.2 million due to timing of the payments,

•	higher receipts of $6.4 million for accounts receivable primarily due to timing of receipts of joint owners’ portion of generating station expenditures,

•	higher receipts of $2.8 million for advanced deposits for operations and maintenance costs on jointly-owned generating units, and

•	higher collections from customers of $2.7 million due to lower Merger credits issued.

These increases were partially offset by:

•	higher payments of $24.1 million to vendors for power purchases and fuel costs and

•	lower net fuel and power purchase collections of $8.4 million primarily due to timing of collections.

Net Investing Cash Flow
Net cash used in investing activities was $59.7 million and $45.6 million during the three months ended March 31, 2018, and 2017, respectively. Net cash used in investing activities increased $14.1 million primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $15.1 million. This increase was partially offset by receipts of insurance reimbursements for property loss of $1.1 million.

Net Financing Cash Flow
Net cash provided by financing activities was $11.6 million during the three months ended March 31, 2018. Net cash used in financing activities was $44.7 million during the three months ended March 31, 2017. Net cash provided by financing activities increased $56.3 million primarily due to:

•	issuance of long-term debt of $50.0 million and

•	lower distributions to Cleco Holdings of $7.0 million.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements.
For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
For a discussion of other Cleco environmental matters, see Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Retail Rates of Cleco Power

Fuel Rates
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. For more information on the FAC and the current fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

SSR
Cleco Power is currently operating Teche Unit 3 as an SSR unit as designated by MISO. For more information on the MISO SSR designation of Teche Unit 3, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — SSR.”

Energy Efficiency
In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. The order addressed two energy efficiency programs, Phase I and Phase II. Phase I, known as the Quick Start program, was a three-year program to expedite the energy efficiency implementation and was expected to develop into Phase II, a more detailed and comprehensive program. Cleco Power participated in the Phase I program beginning in November 2014 for three years and designed several energy efficiency programs for customers. In January 2017, the LPSC amended the third year of the Phase I program to allocate no less than 50% of its annual program budgets to applicable government and state agencies. Beginning in November 2014, Cleco Power recovered approximately $3.3 million annually for each of the three program years through an approved rate tariff.
In September 2017, the LPSC extended Phase I for an additional year. Cleco Power began recovery of approximately $3.3 million for estimated costs for the fourth program year beginning January 1, 2018. Also in September 2017, the LPSC approved a motion for additional energy efficiency program funds for the exclusive benefit of school districts, local governments, state agencies, and higher education institutions or any other public entities (political subdivision). The recovery of approximately $3.3 million annually for estimated costs for the political subdivision program began on January 1, 2018.
In November 2017, the LPSC initiated an audit on the first two program years to consider all program costs. Cleco Power responded to the two sets of data requests on February 5, 2018, and April 20, 2018. Management is unable to predict or give a reasonable estimate of the outcome of the audit.

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

Wholesale Rates of Cleco Power
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its triennial market power analysis with FERC in December 2017. Cleco Power expects a determination from FERC in the second quarter of 2018. Management is unable to predict the outcome of this filing. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Transmission Rates of Cleco Power
In May 2017, Cleco Power filed a MISO Schedule 2 rate increase request with FERC. MISO Schedule 2 provides for compensation to Cleco Power for providing reactive power to MISO customers. On July 1, 2017, Cleco Power began collecting revenue at the requested rate, subject to refund. On December 1, 2017, a new rate became effective. FERC approved this rate on February 1, 2018. At March 31, 2018, Cleco had $0.1 million accrued, including accrued interest, for the amount over-collected in 2017. Cleco refunded this amount in April 2018.
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
For information about the risks associated with Cleco Power’s participation in MISO, see Part I, Item 1A, “Risk

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

Factors — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
For information on transmission rates of Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Transmission and Generation Projects
Cleco Power is currently involved in the Terrebonne to Bayou Vista Transmission project. Cleco Power is also involved in the St. Mary Clean Energy Center project, which is a waste heat generating unit, and the Coughlin Pipeline project. For information on these projects, see “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
For information on Cleco Power’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
In July 2017, the SPP RTO’s board of directors and members committee voted to authorize the SPP’s President and CEO to terminate the delegation agreement between the SPP and NERC, which will effectively dissolve the SPP RE by the end of 2018. On February 8, 2018, NERC approved Cleco Power’s proposed RE. On March 5, 2018, NERC, Midwest Reliability Organization (MRO), and SERC Reliability Corporation (SERC) filed a joint petition with FERC for approvals in connection with the termination of the regional delegation agreement with the SPP RE. NERC, MRO, and SERC requested that FERC consider this petition on an expedited basis to allow the issuance of an order on this proceeding within 60 days of the date of this filing. NERC, SERC, and SPP RE have engaged in preliminary activities involving the transfer of files, documents, and other information necessary for SERC to assume the delegated authority for Cleco Power by July 1, 2018. Management does not expect this termination to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
A NERC Reliability Standards audit is conducted every three years. Cleco Power’s next NERC Reliability Standards audit is scheduled to begin in 2019.
A NERC Critical Infrastructure Protection audit is also conducted every three years. A NERC Critical Infrastructure Protection audit was conducted in February 2017. There were three violations associated with the February 2017 audit. Cleco Power has completed the mitigation plans for the three violations. The SPP RE has not completed their analysis of the violations. Cleco Power’s next NERC Critical Infrastructure Protection audit is scheduled to begin in 2020. Management is unable to predict the final outcome of the current audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Lignite Deferral
At March 31, 2018, and December 31, 2017, Cleco Power had $3.2 million and $3.8 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, on October 20, 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. On February 20, 2018, Cleco Power filed the data assumptions to be used in its IRP analysis. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholder meeting was held on April 5, 2018. Comments from the stakeholders are due to Cleco Power by June 5, 2018. The schedule outlined in the General Order calls for Cleco Power to file a draft IRP in January 2019, and a final report filed in August 2019.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. Cleco Power’s next municipal franchise expires in July 2021.
For more information on franchises, see Part I, Item 1, “Business Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

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

For more information on Cleco’s critical accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings’ Baa3 credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. On April 7, 2018, Moody’s published a credit rating update that resulted in no change to the credit ratings or outlooks of Cleco Holdings or Cleco Power. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded by S&P or Moody’s, Cleco Holdings and/or Cleco Power would be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.

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

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At March 31, 2018, Cleco Holdings had no variable-rate debt outstanding under its $100.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At March 31, 2018, Cleco Holdings had a $300.0 million long-term variable rate bank term loan outstanding. Amounts outstanding under the bank term loan bear interest at LIBOR plus 1.625%. At March 31, 2018, the all-in rate was 3.42%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $3.0 million.
For information on variable-rate debt related to Cleco Power, please refer to “— Cleco Power.”

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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. There were no open natural gas positions at March 31, 2018. Cleco Power is currently working with the LPSC to establish a natural gas hedging pilot program. For more information on the program, see Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Risk Management.”

Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power records FTRs at their estimated fair value when purchased. Each accounting period, Cleco Power adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At March 31, 2018, Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $4.8 million in Energy risk management assets and $0.5 million in Other current liabilities. For more information on FTRs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting — Commodity Contracts.”

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
At March 31, 2018, Cleco Power had no variable-rate debt outstanding and no debt outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of March 31, 2018. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Park I, Item 1A, “Risk Factors” of the 2017 Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

CLECO
2.1*
Purchase and Sale Agreement dated as of February 6, 2018 by and between NRG Energy, Inc., a Delaware Corporation, as Seller, NRG South Central Generating LLC, a Delaware limited liability company, as the Company and Cleco Energy LLC, a Louisiana limited liability company, as Purchaser

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
* Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally with the SEC upon request provided; however, Cleco Corporate Holdings LLC may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

CLECO
CLECO POWER	2018 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 2, 2018