Form 10-Q
period 2018-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2018-08-01
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Or
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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
ADIT	Accumulated Deferred Income Tax
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
BCI	British Columbia Investment Management Corporation, formerly bcIMC
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings
Cleco Corporation	Pre-merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MIRA, BCI, John Hancock Financial, and other infrastructure investors

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cottonwood Energy	Cottonwood Energy Company LP, an indirect subsidiary of NRG South Central. Upon closing of the Purchase and Sale Agreement, Cottonwood Energy will become an indirect subsidiary of Cleco Holdings.
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
MATS	Mercury and Air Toxics Standards
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, NRG South Central, and Cleco Energy LLC (now Cleco Cajun)
RE	Regional Entity
Registrant(s)	Cleco Holdings and/or Cleco Power
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
VaR	Value-at-Risk

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

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

•
regulatory factors, such as changes in rate-setting practices or policies; the unpredictability in political actions of governmental regulatory bodies; adverse regulatory ratemaking actions; recovery of investments made under traditional regulation; recovery of storm restoration costs; the frequency, timing, and amount of rate increases or decreases; the impact that rate cases or requests for FRP extensions may have on operating decisions of Cleco Power; the results of periodic NERC, LPSC, and FERC audits; participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to additional suppliers; and compliance with the ERO reliability standards for bulk power systems by Cleco Power,

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

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,

•	changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

tax positions, or changes in other regulating policies that may result in a change to tax benefits or expenses,

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	credit ratings of Cleco Holdings and Cleco Power,

•	the ability to remain in compliance with debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee workforce factors, including aging workforce, changes in management, and inadequate resources.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in this report and in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$294,213	$287,435
Other operations	18,685	21,465
Gross operating revenue	312,898	308,900
Electric customer credits	(13,637)	(239)
Operating revenue, net	299,261	308,661
Operating expenses
Fuel used for electric generation	77,562	87,974
Power purchased for utility customers	50,154	43,356
Other operations	30,511	26,235
Maintenance	24,192	24,400
Depreciation and amortization	41,807	41,552
Taxes other than income taxes	11,326	11,874
Total operating expenses	235,552	235,391
Operating income	63,709	73,270
Interest income	1,427	381
Allowance for equity funds used during construction	3,224	1,440
Other income	798	475
Other expense	(3,745)	(3,281)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	32,957	31,022
Allowance for borrowed funds used during construction	(1,048)	(401)
Total interest charges	31,909	30,621
Income before income taxes	33,504	41,664
Federal and state income tax expense	7,665	16,220
Net income	$25,839	$25,444
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017
Net income	$25,839	$25,444
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $87 in 2018 and $37 in 2017)	247	60
Total other comprehensive income, net of tax	247	60
Comprehensive income, net of tax	$26,086	$25,504
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$556,424	$521,491
Other operations	40,881	38,345
Gross operating revenue	597,305	559,836
Electric customer credits	(21,284)	(674)
Operating revenue, net	576,021	559,162
Operating expenses
Fuel used for electric generation	144,578	157,846
Power purchased for utility customers	103,313	75,320
Other operations	58,477	55,561
Maintenance	53,311	48,924
Depreciation and amortization	84,314	82,402
Taxes other than income taxes	23,584	24,376
Total operating expenses	467,577	444,429
Operating income	108,444	114,733
Interest income	2,211	693
Allowance for equity funds used during construction	5,587	2,350
Other income	981	1,845
Other expense	(6,928)	(6,219)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	64,988	62,967
Allowance for borrowed funds used during construction	(1,921)	(628)
Total interest charges	63,067	62,339
Income before income taxes	47,228	51,063
Federal and state income tax expense	10,528	19,327
Net income	$36,700	$31,736
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017
Net income	$36,700	$31,736
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $102 in 2018 and tax benefit of $1,333 in 2017)	290	(2,131)
Total other comprehensive income (loss), net of tax	290	(2,131)
Comprehensive income, net of tax	$36,990	$29,605
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Assets
Current assets
Cash and cash equivalents	$116,312	$119,040
Restricted cash and cash equivalents	9,945	13,081
Customer accounts receivable (less allowance for doubtful accounts of $1,054 in 2018 and $1,457 in 2017)	65,886	60,117
Other accounts receivable	24,648	30,806
Unbilled revenue	46,480	36,398
Fuel inventory, at average cost	78,621	87,520
Materials and supplies, at average cost	87,927	85,404
Energy risk management assets	26,077	7,396
Accumulated deferred fuel	36,786	13,980
Cash surrender value of company-/trust-owned life insurance policies	83,365	83,117
Prepayments	8,249	9,050
Regulatory assets	21,361	24,670
Other current assets	1,749	1,146
Total current assets	607,406	571,725
Property, plant, and equipment
Property, plant, and equipment	3,691,344	3,594,525
Accumulated depreciation	(251,348)	(192,348)
Net property, plant, and equipment	3,439,996	3,402,177
Construction work in progress	238,218	186,629
Total property, plant, and equipment, net	3,678,214	3,588,806
Equity investment in investee	18,172	18,172
Goodwill	1,490,797	1,490,797
Restricted cash and cash equivalents	19,080	20,081
Regulatory assets	417,849	432,358
Intangible assets	99,889	114,850
Other deferred charges	54,204	41,593
Total assets	$6,385,611	$6,278,382
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt due within one year	$20,405	$19,193
Accounts payable	145,459	147,562
Customer deposits	60,494	58,582
Provision for rate refund	25,311	4,206
Taxes payable, net	46,237	22,698
Interest accrued	16,024	14,703
Deferred compensation	11,500	12,132
Other current liabilities	24,027	21,278
Total current liabilities	349,457	300,354
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	624,584	614,812
Postretirement benefit obligations	243,740	242,135
Regulatory liabilities - deferred taxes, net	136,447	140,426
Restricted storm reserve	14,955	14,469
Other deferred credits	34,625	33,724
Total long-term liabilities and deferred credits	1,054,351	1,045,566
Long-term debt, net	2,888,356	2,836,105
Total liabilities	4,292,164	4,182,025
Commitments and contingencies (Note 12)
Member’s equity
Membership interest	2,069,376	2,069,376
Retained earnings	26,702	29,902
Accumulated other comprehensive loss	(2,631)	(2,921)
Total member’s equity	2,093,447	2,096,357
Total liabilities and member’s equity	$6,385,611	$6,278,382
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018		2017
Operating activities
Net income	$36,700		$31,736
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	92,756		93,943
Provision for doubtful accounts	84		2,587
Unearned compensation expense	2,005		1,909
Allowance for equity funds used during construction	(5,587)		(2,350)
Deferred income taxes	5,691		16,881
Deferred fuel costs	(26,339)		(305)
Cash surrender value of company-/trust-owned life insurance	(248)		(2,393)
Changes in assets and liabilities
Accounts receivable	(8,309)		(30,205)
Unbilled revenue	(10,083)		(5,677)
Fuel inventory and materials and supplies	6,500		(9,652)
Accounts payable	306		(23,828)
Customer deposits	6,746		5,646
Provision for merger commitments	(1,847)		(6,761)
Postretirement benefit obligations	1,998		2,696
Regulatory assets and liabilities, net	7,917		4,896
Other deferred accounts	1,612		(8,631)
Taxes accrued	22,621		15,000
Interest accrued	1,321		965
Other operating	1,964		608
Net cash provided by operating activities	135,808		87,065
Investing activities
Additions to property, plant, and equipment	(135,702)		(128,693)
Allowance for equity funds used during construction	5,587		2,350
Reimbursement for property loss	1,223		105
Issuance of note receivable	(16,800)		—
Return of equity investment in tax credit fund	2,775		841
Other investing	672		328
Net cash used in investing activities	(142,245)		(125,069)
Financing activities
Draws on credit facilities	—		114,000
Payments on credit facilities	—		(29,000)
Issuances of long-term debt	50,000		—
Repayment of long-term debt	(9,700)		(9,060)
Distributions to member	(39,900)		(55,655)
Other financing	(828)		(849)
Net cash (used in) provided by financing activities	(428)		19,436
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(6,865)		(18,568)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	152,202	(1)	69,571
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$145,337	(2)	$51,003

Supplementary cash flow information
Interest paid, net of amount capitalized	$60,528		$57,937
Income taxes paid, net	$272		$1
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$40,011		$13,125
Non-cash additions to property, plant, and equipment	$—		$3,009
Incurrence of capital lease obligation - barges	$16,800		$—
(1) Includes cash and cash equivalents of $119,040, current restricted cash and cash equivalents of $13,081, and non-current restricted cash and cash equivalents of $20,081.
(2) Includes cash and cash equivalents of $116,312, current restricted cash and cash equivalents of $9,945, and non-current restricted cash and cash equivalents of $19,080.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
Distributions to member	—	(39,900)	—	(39,900)
Net income	—	36,700	—	36,700
Other comprehensive income, net of tax	—	—	290	290
Balances, June 30, 2018	$2,069,376	$26,702	$(2,631)	$2,093,447
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$296,633	$289,855
Other operations	18,685	20,950
Affiliate revenue	220	221
Gross operating revenue	315,538	311,026
Electric customer credits	(13,637)	(239)
Operating revenue, net	301,901	310,787
Operating expenses
Fuel used for electric generation	77,562	87,974
Power purchased for utility customers	50,154	43,356
Other operations	26,812	27,649
Maintenance	24,138	24,264
Depreciation and amortization	39,720	39,473
Taxes other than income taxes	10,913	11,404
Total operating expenses	229,299	234,120
Operating income	72,602	76,667
Interest income	1,313	328
Allowance for equity funds used during construction	3,224	1,440
Other income	797	165
Other expense	(3,099)	(2,393)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	19,155	17,812
Allowance for borrowed funds used during construction	(1,048)	(401)
Total interest charges	18,107	17,411
Income before income taxes	56,730	58,796
Federal and state income tax expense	13,710	23,063
Net income	$43,020	$35,733
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017
Net income	$43,020	$35,733
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $94 in 2018 and $120 in 2017)	267	193
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2018 and $33 in 2017)	64	53
Total other comprehensive income, net of tax	331	246
Comprehensive income, net of tax	$43,351	$35,979
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$561,264	$527,408
Other operations	40,880	37,315
Affiliate revenue	428	440
Gross operating revenue	602,572	565,163
Electric customer credits	(21,284)	(674)
Operating revenue, net	581,288	564,489
Operating expenses
Fuel used for electric generation	144,578	157,846
Power purchased for utility customers	103,313	75,320
Other operations	54,116	57,913
Maintenance	53,216	48,684
Depreciation and amortization	80,109	78,230
Taxes other than income taxes	22,831	23,404
Total operating expenses	458,163	441,397
Operating income	123,125	123,092
Interest income	1,953	594
Allowance for equity funds used during construction	5,587	2,350
Other income	1,537	375
Other expense	(5,708)	(4,391)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	37,684	36,143
Allowance for borrowed funds used during construction	(1,921)	(628)
Total interest charges	35,763	35,515
Income before income taxes	90,731	86,505
Federal and state income tax expense	21,707	32,918
Net income	$69,024	$53,587
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017
Net income	$69,024	$53,587
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $177 in 2018 and tax benefit $142 in 2017)	500	(227)
Amortization of interest rate derivatives to earnings (net of tax expense of $45 in 2018 and $66 in 2017)	128	106
Total other comprehensive income (loss), net of tax	628	(121)
Comprehensive income, net of tax	$69,652	$53,466
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Assets
Property, plant, and equipment	$4,985,054	$4,893,484
Accumulated depreciation	(1,763,394)	(1,712,590)
Net property, plant, and equipment	3,221,660	3,180,894
Construction work in progress	238,151	185,507
Total utility plant and equipment, net	3,459,811	3,366,401
Current assets
Cash and cash equivalents	71,579	69,816
Restricted cash and cash equivalents	9,945	13,081
Customer accounts receivable (less allowance for doubtful accounts of $1,054 in 2018 and $1,457 in 2017)	65,886	60,117
Accounts receivable - affiliate	698	1,355
Other accounts receivable	24,149	30,680
Unbilled revenue	46,480	36,398
Fuel inventory, at average cost	78,621	87,520
Materials and supplies, at average cost	87,927	85,404
Energy risk management assets	26,077	7,396
Accumulated deferred fuel	36,786	13,980
Cash surrender value of company-owned life insurance policies	20,394	20,278
Prepayments	6,700	7,236
Regulatory assets	12,504	15,812
Other current assets	905	475
Total current assets	488,651	449,548
Equity investment in investee	18,172	18,172
Restricted cash and cash equivalents	19,059	20,060
Regulatory assets	248,494	257,408
Intangible asset	31,707	41,701
Other deferred charges	50,868	35,451
Total assets	$4,316,762	$4,188,741

Liabilities and member’s equity
Member’s equity	$1,549,331	$1,550,679
Long-term debt, net	1,397,700	1,341,475
Total capitalization	2,947,031	2,892,154
Current liabilities
Long-term debt due within one year	20,405	19,193
Accounts payable	137,599	134,374
Accounts payable - affiliate	10,701	8,697
Customer deposits	60,494	58,582
Provision for rate refund	25,311	4,206
Taxes payable, net	64,562	31,611
Interest accrued	8,490	7,083
Other current liabilities	18,826	16,172
Total current liabilities	346,388	279,918
Commitments and contingencies (Note 12)
Accumulated deferred federal and state income taxes, net	668,128	656,362
Postretirement benefit obligations	172,220	173,747
Regulatory liabilities - deferred taxes, net	136,447	140,426
Restricted storm reserve	14,955	14,469
Other deferred credits	31,593	31,665
Total long-term liabilities and deferred credits	1,023,343	1,016,669
Total liabilities and member’s equity	$4,316,762	$4,188,741
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018		2017
Operating activities
Net income	$69,024		$53,587
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	83,199		82,292
Provision for doubtful accounts	84		2,500
Unearned compensation expense	609		1,023
Allowance for equity funds used during construction	(5,587)		(2,350)
Deferred income taxes	7,566		3,916
Deferred fuel costs	(26,339)		(305)
Changes in assets and liabilities
Accounts receivable	(7,933)		(30,240)
Accounts receivable, affiliate	1,639		1,560
Unbilled revenue	(10,083)		(5,677)
Fuel inventory and materials and supplies	6,500		(9,652)
Prepayments	65		(1,438)
Accounts payable	5,465		(21,455)
Accounts payable, affiliate	(1,740)		(58)
Customer deposits	6,746		5,646
Provision for merger commitments	(1,847)		(6,761)
Postretirement benefit obligations	1,784		2,472
Regulatory assets and liabilities, net	6,923		3,902
Other deferred accounts	1,949		(8,665)
Taxes accrued	32,033		21,753
Interest accrued	1,407		1,037
Other operating	2,317		1,436
Net cash provided by operating activities	173,781		94,523
Investing activities
Additions to property, plant, and equipment	(135,334)		(127,297)
Allowance for equity funds used during construction	5,587		2,350
Reimbursement of property loss	1,223		105
Issuance of note receivable	(16,800)		—
Other investing	672		958
Net cash used in investing activities	(144,652)		(123,884)
Financing activities
Draws on credit facility	—		90,000
Payments on credit facility	—		(15,000)
Issuances of long-term debt	50,000		—
Repayment of long-term debt	(9,700)		(9,060)
Distributions to parent	(71,000)		(60,000)
Other financing	(803)		(595)
Net cash (used in) provided by financing activities	(31,503)		5,345
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,374)		(24,016)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	102,957	(1)	67,955
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$100,583	(2)	$43,939

Supplementary cash flow information
Interest paid, net of amount capitalized	$33,940		$31,907
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$39,974		$13,081
Non-cash additions to property, plant, and equipment	$—		$3,009
Incurrence of capital lease obligation - barges	$16,800		$—
(1) Includes cash and cash equivalents of $69,816, current restricted cash and cash equivalents of $13,081, and non-current restricted cash and cash equivalents of $20,060.
(2) Includes cash and cash equivalents of $71,579, current restricted cash and cash equivalents of $9,945, and non-current restricted cash and cash equivalents of $19,059.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
Distributions to parent	(71,000)	—	(71,000)
Net income	69,024	—	69,024
Other comprehensive income, net of tax	—	628	628
Balances, June 30, 2018	$1,562,386	$(13,055)	$1,549,331
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Revenue Recognition	Cleco and Cleco Power
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 5	Fair Value Accounting	Cleco and Cleco Power
Note 6	Debt	Cleco and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 8	Income Taxes	Cleco and Cleco Power
Note 9	Disclosures about Segments	Cleco
Note 10	Regulation and Rates	Cleco and Cleco Power
Note 11	Variable Interest Entities	Cleco and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 13	Affiliate Transactions	Cleco and Cleco Power
Note 14	Intangible Assets	Cleco and Cleco Power
Note 15	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 16	Plan of Acquisition	Cleco and Cleco Power

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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,144	$8,597
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	601	3,284
Total current	9,945	13,081
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	14,934	14,456
Cleco Power’s charitable contributions	2,933	3,575
Cleco Power’s rate credit escrow	1,192	2,029
Total non-current	19,080	20,081
Total restricted cash and cash equivalents	$29,025	$33,162

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,144	$8,597
Charitable contributions	1,200	1,200
Rate credit escrow	601	3,284
Total current	9,945	13,081
Non-current
Future storm restoration costs	14,934	14,456
Charitable contributions	2,933	3,575
Rate credit escrow	1,192	2,029
Total non-current	19,059	20,060
Total restricted cash and cash equivalents	$29,004	$33,141

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2017, to June 30, 2018, was due to Cleco Katrina/Rita using $9.7 million for a scheduled storm recovery bond principal payment and $1.4 million for the related interest payment, partially offset by collections of $10.6 million net of administration fees.

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. There were no open natural gas positions at June 30, 2018, or December 31, 2017. In 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. Cleco Power’s proposal was submitted to the LPSC in July 2017. An ALJ has been assigned to the docket, and a status conference was held in October 2017. On February 28, 2018, Cleco Power responded to LPSC data requests for the gas hedging docket. Cleco Power is currently awaiting a new procedural schedule to be established.
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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

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

Transmission Revenue
Transmission revenue is earned under a tariff with MISO. The performance obligation of transmission service is satisfied as service is provided. Revenue is recognized upon delivery of the transmission service. Cleco’s revenue from the transmission of electricity is recorded based on a FERC-approved annual formula rate mechanism. This mechanism provides for an annual filing of revenue requirements with rates effective June 1 of each year.

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

Disaggregated Revenue
Operating revenue, net for the three and six months ended June 30, 2018, was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$107,805	$—		$—	$107,805
Commercial (1)	71,865	—		—	71,865
Industrial (1)	40,679	—		—	40,679
Other retail (1)	3,793	—		—	3,793
Surcharge	6,193	—		—	6,193
Total retail revenue	$230,335	$—		$—	$230,335
Wholesale, net (1)	54,662	(2,420)	(2)	—	52,242
Transmission	11,943	—		—	11,943
Other (3)	(6,895)	—		—	(6,895)
Total revenue from contracts with customers	$290,045	$(2,420)		$—	$287,625
Revenue unrelated to contracts with customers
Affiliate	$220	$17,273		$(17,493)	$—
Other	11,636	—		—	11,636
Total revenue unrelated to contracts with customers	11,856	17,273		(17,493)	11,636
Operating revenue, net	$301,901	$14,853		$(17,493)	$299,261
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $13.6 million of electric customer credits, partially offset by $4.1 million of other miscellaneous fee revenue, and $2.6 million of Teche Unit 3 SSR revenue, net of $0.3 million of reserves for capital expenditures.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$199,195	$—		$—	$199,195
Commercial (1)	138,560	—		—	138,560
Industrial (1)	78,065	—		—	78,065
Other retail (1)	7,594	—		—	7,594
Surcharge	11,431	—		—	11,431
Total retail revenue	$434,845	$—		$—	$434,845
Wholesale, net (1)	101,631	(4,840)	(2)	—	96,791
Transmission	26,448	—		—	26,448
Other (3)	(6,852)	1		—	(6,851)
Total revenue from contracts with customers	$556,072	$(4,839)		$—	$551,233
Revenue unrelated to contracts with customers
Affiliate	$428	$32,942		$(33,370)	$—
Other	24,788	—		—	24,788
Total revenue unrelated to contracts with customers	25,216	32,942		(33,370)	24,788
Operating revenue, net	$581,288	$28,103		$(33,370)	$576,021
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $21.3 million of electric customer credits, partially offset by $8.6 million of other miscellaneous fee revenue, and $5.8 million of Teche Unit 3 SSR revenue, net of $2.2 million of reserves for capital expenditures.

Transaction Price Allocated to Remaining Performance Obligations
For contracts that are greater than one year, the following table discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018, and (2) when Cleco expects to recognize this revenue:

REMAINING PERFORMANCE OBLIGATIONS	(THOUSANDS)
Six months ending Dec. 31, 2018	$24,213
Years ending Dec. 31,
2019	23,874
2020	7,068
2021	7,068
2022	6,468
Thereafter	10,210
Total remaining performance obligations	$78,901

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

The following tables summarize the changes in the presentation of the Condensed Consolidated Statements of Cash Flows for Cleco and Cleco Power:

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Transfer of cash from restricted accounts, net	$6,003	$—
Net cash used in investing activities	$(119,066)	$(125,069)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(12,565)	$(18,568)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$23,077	$69,571
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$10,512	$51,003

Cleco Power
	FOR THE SIX MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Transfer of cash from restricted accounts, net	$6,003	$—
Net cash used in investing activities	$(117,881)	$(123,884)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(18,013)	$(24,016)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$21,482	$67,955
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,469	$43,939

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

The following tables summarize the impact of this guidance on the Condensed Consolidated Statements of Income for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Other operations expenses	$29,256	$26,235
Total operating expenses	$238,412	$235,391
Operating income	$70,249	$73,270
Other expense	$(260)	$(3,281)

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Other operations expenses	$61,244	$55,561	*
Total operating expenses	$450,114	$444,429
Operating income	$109,048	$114,733
Other expense	$(534)	$(6,219)
* Also reflects less than $0.1 million of Merger transaction and commitment costs that were reported in a separate line item in prior year.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Other operations expenses	$29,782	$27,649
Total operating expenses	$236,253	$234,120
Operating income	$74,534	$76,667
Other expense	$(260)	$(2,393)

Cleco Power
	FOR THE SIX MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	AS REPORTED	AS ADJUSTED
Other operations expenses	$61,770	$57,913
Total operating expenses	$445,254	$441,397
Operating income	$119,235	$123,092
Other expense	$(534)	$(4,391)

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

method of rate regulation of Cleco could require discontinuance of the application of the authoritative guidance on regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Regulatory liabilities - deferred taxes, net	$(136,447)	$(140,426)
Mining costs	2,549	3,823
Interest costs	4,340	4,499
AROs	2,824	2,762
Postretirement costs	136,644	142,764
Tree trimming costs	8,015	7,193
Training costs	6,474	6,552
Surcredits, net	289	2,173
AMI deferred revenue requirement	3,954	4,227
Emergency declarations	3,781	4,131
Production operations and maintenance expenses	5,827	8,625
AFUDC equity gross-up	71,295	71,205
Acadia Unit 1 acquisition costs	2,283	2,336
Financing costs	8,108	8,293
MISO integration costs	—	468
Coughlin transaction costs	953	968
Corporate franchise tax, net	1,500	153
MATS costs	—	2,564
Non-service cost of postretirement benefits	2,136	—
Other	26	484
Total regulatory assets	260,998	273,220
Accumulated deferred fuel	36,786	13,980
Total regulatory assets, net	$161,337	$146,774

The following table summarizes Cleco’s net regulatory assets and liabilities:

(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Total Cleco Power regulatory assets, net	$161,337	$146,774
Cleco Merger adjustments (1)
Fair value of long-term debt	142,922	147,145
Postretirement costs	20,381	21,375
Financing costs	8,450	8,623
Debt issuance costs	6,459	6,665
Total Cleco regulatory assets, net	$339,549	$330,582
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the Merger.

Non-service Cost of Postretirement Benefits
On January 1, 2018, FASB’s amended guidance related to defined benefit pension and other postretirement plans became effective. The amendment allows only the service cost component of net benefit cost to be eligible for capitalization within property, plant, and equipment. The non-service costs will continue to be capitalized and recovered from ratepayers as approved by FERC. Beginning January 1, 2018, the non-service cost previously eligible for capitalization into property, plant, and equipment are being deferred to a regulatory asset and will be amortized over the estimated lives of the respective assets. For more information on FASB’s guidance related to defined benefit pension and other postretirement plans, see Note 3 — “Recent Authoritative Guidance.”

Note 5 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2018, and December 31, 2017, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2018		AT DEC. 31, 2017
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,903,190	$2,865,196	$2,866,955	$2,921,325
* The carrying value of long-term debt does not include deferred issuance costs of $11.1 million and $11.6 million at June 30, 2018, and December 31, 2017, respectively.

Cleco Power
	AT JUNE 30, 2018		AT DEC. 31, 2017
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,410,267	$1,518,752	$1,369,810	$1,535,234
* The carrying value of long-term debt does not include deferred issuance costs of $8.8 million and $9.1 million at June 30, 2018, and December 31, 2017, respectively.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$141,290	$—	$141,290	$—	$144,302	$—	$144,302	$—
FTRs	26,077	—	—	26,077	7,396	—	—	7,396
Total assets	$167,367	$—	$141,290	$26,077	$151,698	$—	$144,302	$7,396
Liability description
FTRs	$944	$—	$—	$944	$352	$—	$—	$352
Total liabilities	$944	$—	$—	$944	$352	$—	$—	$352

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$96,568	$—	$96,568	$—	$95,681	$—	$95,681	$—
FTRs	26,077	—	—	26,077	7,396	—	—	7,396
Total assets	$122,645	$—	$96,568	$26,077	$103,077	$—	$95,681	$7,396
Liability description
FTRs	$944	$—	$—	$944	$352	$—	$—	$352
Total liabilities	$944	$—	$—	$944	$352	$—	$—	$352

The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	2018	2017
Beginning balance	$4,283	$4,418	$7,044	$7,683
Unrealized gains (losses)*	2,420	(2,460)	2,420	(2,460)
Purchases	25,112	22,843	25,483	23,118
Settlements	(6,682)	(6,858)	(9,814)	(10,398)
Ending balance	$25,133	$17,943	$25,133	$17,943
* Unrealized gains and losses are reported through Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of June 30, 2018, and December 31, 2017:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2018	$26,077	$944	RTO auction pricing	FTR price - per MWh	$(3.84)	$7.42
FTRs at Dec. 31, 2017	$7,396	$352	RTO auction pricing	FTR price - per MWh	$(2.95)	$6.33

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
At June 30, 2018, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $112.5 million, $9.9 million, and $18.9 million, respectively, at June 30, 2018, and $111.1 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $67.8 million, $9.9 million, and $18.9 million, respectively, at June 30, 2018, and $62.5 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
Cleco Power’s FTRs were priced using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most recent seasonal auction prices is used for monthly valuation.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction.
During the six months ended June 30, 2018, and the year ended December 31, 2017, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2018, and December 31, 2017:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2018	AT DEC. 31, 2017
Commodity-related contracts
FTRs
Current	Energy risk management assets	$26,077	$7,396
Current	Other current liabilities	944	352
Commodity-related contracts, net		$25,133	$7,044

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the six months ended June 30, 2018, and 2017:

	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	DERIVATIVES LINE ITEM	2018	2017	2018	2017
Commodity contracts
FTRs(1)	Electric operations	$17,841	$11,947	$35,991	$21,110
FTRs(1)	Power purchased for utility customers	(7,027)	(6,327)	(12,693)	(10,992)
Total		$10,814	$5,620	$23,298	$10,118
(1) For the three and six months ended June 30, 2018, unrealized gains associated with FTRs of $2.4 million were reported through Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2017, unrealized losses associated with FTRs of $2.5 million were reported through Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.

The total volume of FTRs that Cleco Power had outstanding at June 30, 2018, and December 31, 2017, was 19.3 million MWh and 9.0 million MWh, respectively.

Note 6 — Debt
On December 18, 2017, Cleco Power entered into an agreement for the issuance and sale in a private placement of an aggregate principal amount of $175.0 million of senior notes. The senior notes were issued in two tranches. The first tranche was issued on December 18, 2017, with a principal amount of $25.0 million at an interest rate of 2.94% and $100.0 million at an interest rate of 3.08%, with final maturity dates of December 16, 2022, and 2023, respectively. The second tranche was issued on March 26, 2018, with a principal amount of $50.0 million at an interest rate of 3.17%, with a final maturity date of December 16, 2024. The proceeds from the issuances and sales were used for capital investments and general utility purposes.
On February 6, 2018, Cleco Power entered into a debt commitment letter in connection with the Purchase and Sale Agreement. For more information on the debt commitment letter, see Note 16 — “Plan of Acquisition.”
On July 31, 2018, Cleco amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Cleco Holdings expects Moody’s and Fitch to update Cleco Holdings’ senior debt rating. For more information on Cleco’s credit ratings and their impacts, see Note 12 — “Litigation, Other Commitment and Contingencies,

and Disclosures about Guarantees — Risks and Uncertainties.”
On April 2, 2018, Cleco Power entered into a capital lease agreement for use of 42 dedicated barges to transport petroleum coke and limestone to Madison Unit 3. For more information on the capital lease agreement, see Note 12 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

Note 7 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2017 and does not expect to make any contributions in 2018. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. The ultimate amount and timing of the contributions may be affected by changes in the assumed discount rate, changes in the funding

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

regulations, and actual returns on fund assets. Cleco Power is the plan sponsor and Support Group is the plan administrator.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes expected costs of Other Benefits during the periods in which the benefits are earned.

The non-service components of net periodic pension and Other Benefits cost are included in Other expense within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. Net periodic pension and Other Benefits cost for the three and six months ended June 30, 2018, and 2017 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	2018	2017
Components of periodic benefit costs
Service cost	$2,361	$2,295	$338	$385
Interest cost	5,472	5,467	357	402
Expected return on plan assets	(5,938)	(5,895)	—	—
Amortizations
Prior period service credit	(18)	(18)	—	—
Net loss (gain)	2,960	2,591	5	(2)
Net periodic benefit cost	$4,837	$4,440	$700	$785

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	2018	2017
Components of periodic benefit costs
Service cost	$4,753	$4,520	$675	$770
Interest cost	10,654	10,824	715	805
Expected return on plan assets	(11,875)	(12,032)	—	—
Amortizations
Prior period service credit	(36)	(36)	—	—
Net loss (gain)	5,921	5,004	10	(5)
Net periodic benefit cost	$9,417	$8,280	$1,400	$1,570

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2018, was $0.5 million and $1.0 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2017, was $0.5 million and $0.9 million, respectively.
Cleco Holdings is the plan sponsor for the Other Benefits plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018, was $0.8 million and $1.6 million, respectively. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017, was $0.9 million and $1.7 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at June 30, 2018, and December 31, 2017, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Current	$4,061	$4,061
Non-current	$38,270	$39,142

Cleco Power
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Current	$3,525	$3,525
Non-current	$33,302	$34,033

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

compensation; however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers had their annual bonuses set at target rather than actual awards for the years 2016 and 2017 for the average incentive award portion of their SERP benefit calculation. A third executive officer’s SERP benefit amount will be set at a specified amount based upon the year of separation. Management will review current market trends as it evaluates Cleco’s future compensation strategy.
Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust. The life insurance policies issued on SERP participants designate the rabbi trust as the beneficiary. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of the general cash available of the respective companies that employed the officer. Cleco Power is the plan sponsor and Support Group is the plan administrator.
The non-service components of net periodic benefit cost related to SERP are included in Other expense within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. Net periodic benefit cost related to SERP for the three and six months ended June 30, 2018, and 2017 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	2018	2017
Components of periodic benefit costs
Service cost	$166	$102	$271	$247
Interest cost	1,004	820	1,764	1,620
Amortizations
Prior period service credit	(47)	(29)	(81)	(68)
Net loss	647	624	1,232	1,025
Net periodic benefit cost	1,770	1,517	3,186	2,824
Special/contractual termination benefits	—	—	—	315
Total benefit cost	$1,770	$1,517	$3,186	$3,139

There was a remeasurement of SERP in March 2017 to reflect a special termination benefit resulting from an executive officer’s separation agreement. On the date of the remeasurement, the discount rate decreased from 4.22% to 4.08%. This remeasurement resulted in a special termination benefit for the executive officer of $0.3 million.
The total expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018, was $0.4 million and $0.7 million, respectively. The total expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017, was $0.3 million and $0.6 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2018, and December 31, 2017, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Current	$4,471	$4,471
Non-current	$79,487	$79,868

Cleco Power
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Current	$929	$929
Non-current	$12,934	$16,589

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the 401(k) Plan is voluntary, and all active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2018, and 2017 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	2018	2017
401(k) Plan expense	$1,229	$1,204	$3,292	$2,872

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2018, and 2017 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	2018	2017
401(k) Plan expense	$209	$198	$611	$477

Note 8 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and six months ended June 30, 2018, and 2017:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Effective tax rate	22.9%	38.9%	22.3%	37.8%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Effective tax rate	24.2%	39.2%	23.9%	38.1%

For the three and six months ended June 30, 2018, and 2017, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of state tax benefits, including AFUDC equity, and state tax expense.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At June 30, 2018, and December 31, 2017, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the six months ended June 30, 2018, and 2017, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At June 30, 2018, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2018, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
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
Cleco classifies income tax penalties as a component of other expense. For the six months ended June 30, 2018, and 2017, no penalties were recognized.

2017 Tax Reform
On December 22, 2017, the President signed into law the TCJA. The TCJA includes significant changes to the Internal Revenue Code, as amended, including amendments which significantly change the taxation of business entities and includes specific provisions related to rate regulated activities, including Cleco Power. The most significant change that impacts Cleco is the reduction of the corporate federal income tax rate from 35% to 21%.
The SEC Staff has recognized the complexity of reflecting the impacts of the TCJA and has issued guidance which clarifies accounting for income taxes if information is not yet available or complete. The SEC provides up to one year to complete the required analysis and accounting (the measurement period).
The Registrants have made a reasonable estimate for the measurement and accounting of certain effects of the TCJA, which were reflected in the December 31, 2017, financial statements. The accounting for these provisional items decreased deferred income tax expense for Cleco and Cleco Power by $46.3 million and $14.3 million, respectively, for the year ended December 31, 2017. The impacts of the TCJA also decreased the ADIT liability for Cleco and Cleco Power by $394.9 million and $362.9 million, respectively, at December

31, 2017. For the six months ended June 30, 2018, there were no adjustments in the ADIT liability related to the TCJA for Cleco or Cleco Power.
The impacts of the TCJA, including the effects on income tax expense, regulatory liabilities, and effects on future periods, are provisional and subject to change. The accounting is not complete due to the timing of the final passage of the TCJA, the complexity of the TCJA, the complexity of remeasuring ADIT, and the uncertainty of regulatory treatment. Additional analysis of the TCJA, the inventory of items that give rise to temporary differences, and additional analysis of items requiring normalization is required before accounting for the TCJA is considered complete under the authoritative guidance for income taxes. Cleco expects that any final adjustments to the provisional amounts will be recorded by the fourth quarter of 2018, which could have a material adverse effect on the results of operations of Cleco.

Note 9 — Disclosures about Segments
Cleco’s reportable segment is based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary.
Cleco Power, the reportable segment, engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, an investment subsidiary, and a subsidiary formed to facilitate the Purchase and Sale Agreement with NRG Energy and NRG South Central. On December 29, 2017, Cleco sold the transmission assets owned by Attala and Perryville, the two subsidiaries that owned and operated the transmission interconnection facilities. After December 29, 2017, the remaining operations of Attala and Perryville were minimal. On February 6, 2018, Cleco Cajun entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central. Upon the expected closing of the transaction, Cleco anticipates Cleco Cajun will be a new reportable segment. For more information on the Purchase and Sale Agreement and related transactions, see Note 16 — “Plan of Acquisition.”
The financial results in the following tables are presented on an accrual basis. Management evaluates the performance of its segment and allocates resources to it based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$296,633	$(2,420)	$—	$294,213
Other operations	18,685	—	—	18,685
Electric customer credits	(13,637)	—	—	(13,637)
Affiliate revenue	220	17,273	(17,493)	—
Operating revenue, net	$301,901	$14,853	$(17,493)	$299,261
Depreciation and amortization	$39,720	$2,086	$1	$41,807
Interest charges	$18,107	$13,843	$(41)	$31,909
Interest income	$1,313	$152	$(38)	$1,427
Federal and state income tax expense (benefit)	$13,710	$(6,045)	$—	$7,665
Net income (loss)	$43,020	$(17,182)	$1	$25,839

2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$289,855	$(2,420)	$—	$287,435
Other operations	20,950	515	—	21,465
Electric customer credits	(239)	—	—	(239)
Affiliate revenue	221	13,631	(13,852)	—
Operating revenue, net	$310,787	$11,726	$(13,852)	$308,661
Depreciation and amortization	$39,473	$2,079	$—	$41,552
Interest charges	$17,411	$13,285	$(75)	$30,621
Interest income	$328	$127	$(74)	$381
Federal and state income tax expense (benefit)	$23,063	$(6,843)	$—	$16,220
Net income (loss)	$35,733	$(10,289)	$—	$25,444

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$561,264	$(4,840)	$—	$556,424
Other operations	40,880	1	—	40,881
Electric customer credits	(21,284)	—	—	(21,284)
Affiliate revenue	428	32,942	(33,370)	—
Operating revenue, net	$581,288	$28,103	$(33,370)	$576,021
Depreciation and amortization	$80,109	$4,205	$—	$84,314
Interest charges	$35,763	$27,392	$(88)	$63,067
Interest income	$1,953	$342	$(84)	$2,211
Federal and state income tax expense (benefit)	$21,707	$(11,180)	$1	$10,528
Net income (loss)	$69,024	$(32,324)	$—	$36,700
Additions to property, plant, and equipment	$135,334	$368	$—	$135,702
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,807,559	$599,216	$(21,164)	$6,385,611
(1) Balances as of June 30, 2018

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$527,408	$(5,917)	$—	$521,491
Other operations	37,315	1,030		38,345
Electric customer credits	(674)	—	—	(674)
Affiliate revenue	440	28,365	(28,805)	—
Operating revenue, net	$564,489	$23,478	$(28,805)	$559,162
Depreciation and amortization	$78,230	$4,172	$—	$82,402
Interest charges	$35,515	$26,966	$(142)	$62,339
Interest income	$594	$240	$(141)	$693
Federal and state income tax expense (benefit)	$32,918	$(13,591)	$—	$19,327
Net income (loss)	$53,587	$(21,851)	$—	$31,736
Additions to property, plant, and equipment	$127,297	$1,396	$—	$128,693
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,679,538	$619,943	$(21,099)	$6,278,382
(1) Balances as of December 31, 2017

Note 10 — Regulation and Rates

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of June 30, 2018, Cleco Power had $2.1 million accrued for ROE reductions, including accrued interest.
For more information on the ROE complaints, see Note 12 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power will file an application with the LPSC for a new FRP by June 30, 2019, with anticipated new rates being effective July 1, 2020.
Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ended June 30. On October 31, 2017, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2017, which indicated that no refund was due as a result of the FRP and $1.2 million was due as a result of the cost of service savings from the Merger Commitments. Cleco Power responded to three sets of data requests from the LPSC for the 2017 monitoring report. On June 5, 2018, the LPSC filed its review of the 2017 FRP monitoring report which identified two exceptions; however, it concurred that no earnings-related refunds were due. Cleco Power filed a response to the review report on July 6, 2018, and anticipates filing a joint report for LPSC approval in the third quarter 2018. As of June 30, 2018, Cleco Power had $1.2 million accrued for the cost of service savings refund for the June 30, 2017 FRP monitoring report. Cleco Power expects to file its monitoring report for the 12 months ended June 30, 2018, on or before October 31, 2018, which will indicate that

$5.9 million of earnings-related refunds and $1.2 million of cost of service savings refunds are due to be returned to eligible customers. These amounts were accrued at June 30, 2018.

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. One mitigating factor that has been identified is Cleco Power’s Terrebonne to Bayou Vista Transmission project, which is expected to be complete in the third quarter of 2019. In the second quarter of 2017, MISO began allocating SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. Cleco Power had a 12-month SSR agreement for the period April 1, 2017, to March 31, 2018. In January 2018, another study was performed by MISO, and it was determined that an SSR agreement was needed for the period April 1, 2018, until the sooner of the in-service date of the Terrebonne to Bayou Vista Transmission project or March 31, 2019. During this time, Cleco Power will continue to operate Teche Unit 3. Cleco Power filed with FERC for its approval to collect $20.3 million and $11.8 million annually in SSR payments from MISO for the first and second SSR agreements, respectively. The SSR payments include recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR agreements. At the end of the SSR period, when Teche Unit 3 is retired, any SSR payments received from MISO for capital expenditures paid by third parties will be credited to property, plant, and equipment. As of June 30, 2018, Cleco Power had $4.4 million accrued for SSR payments received for capital expenditures related to Teche Unit 3. In the second quarter of 2017, Cleco Power began receiving the monthly SSR payments from MISO, subject to refund pending review and approval by FERC. On July 20, 2017, Cleco Power, FERC staff, and intervenors met at the first settlement conference and set a procedural schedule for data requests between parties. On July 27, 2017, Cleco Power received five sets of informal data requests from FERC staff and intervenors. The second

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

settlement conference was held on February 22, 2018; however, a settlement was not reached. On May 14, 2018, the settlement judge terminated the settlement proceedings. A hearing is scheduled for January 2019 with an initial decision from the ALJ expected in May 2019. At the end of the SSR agreement, Cleco Power will have the option to rescind the Attachment Y requesting retirement of Teche Unit 3. If this option is exercised, Cleco Power may be required to refund recoverable capital expenditures plus interest. Management does not expect to be required to refund any portion of these costs.

TCJA
On February 21, 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. Cleco Power filed comments with the LPSC on March 12, 2018, which included among other things, a refund to customers for the differences in the cumulative federal and state income tax rate of 38% prior to the TCJA, versus the 26% cumulative federal and state income tax rate effective after the TCJA. As a result, Cleco Power began accruing an estimated reserve for the change in the tax rate beginning January 1, 2018. At June 30, 2018, Cleco Power had $14.7 million accrued for the estimated federal tax-related benefits from the TCJA. Cleco Power anticipates filing an application with the LPSC no later than August 31, 2018, for consideration of Cleco Power’s methodology for TCJA refunds and related items, including the allocation of such refunds among Cleco Power’s jurisdictional customers. Rates are anticipated to go into effect October 1, 2018. Cleco Power anticipates refunding the amount accrued for the change in the tax rate for the period January 2018 to September 2018 on customers’ September 2018 bills, based on July 2018 usage, pending LPSC review and approval. Cleco Power expects to address the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its new FRP, which will be filed by June 30, 2019, with anticipated new rates being effective July 1, 2020.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2018, consisted of its equity investment of $18.2 million.

The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(1,100)	(1,100)
Total equity investment in investee	$18,172	$18,172

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Oxbow’s net assets/liabilities	$36,345	$36,345
Cleco Power’s 50% equity	$18,172	$18,172
Cleco Power’s maximum exposure to loss	$18,172	$18,172

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	2018	2017
Operating revenue	$1,057	$532	$1,920	$1,605
Operating expenses	1,057	532	1,920	1,605
Income before taxes	$—	$—	$—	$—

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

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

Both the Butler and Cashen actions name Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, BCI, and John Hancock Financial as defendants. The Creative Life Services action names Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, and Macquarie Infrastructure Partners III, L.P., as defendants. In December 2014, the plaintiff in the Butler action filed an Amended Class Action Petition for Damages. Each petition alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties to Cleco’s shareholders by approving the Merger Agreement because it allegedly does not value Cleco adequately, failing to structure a process through which shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also allege that the directors breached their fiduciary duties by failing to disclose material information about the Merger. Each petition further alleged that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. In December 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. Also in December 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. In January 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. In February 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish.
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
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition,

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

respectively. The fourth petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held in September 2016, and the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case in September 2017. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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
The suit was removed to federal court in Texas. The new federal case is Perry Bonin, et al. v. Sabine River Authority of Texas et al., No. 17-cv-134, U.S. District Court for the Eastern District of Texas (Bonin Case). The plaintiffs moved to remand the case to state court, but the district court found that the case raises a substantial federal question and denied the motion to remand. Cleco Power, along with its co-defendants, filed a motion to dismiss on various grounds, primarily arguing that the plaintiffs’ claims are preempted because they infringe on FERC’s exclusive control of dam operations. The district court granted the motion to dismiss in part, declining to rule on some of the arguments raised by the defendants, and granted the plaintiffs leave to amend their complaint. The plaintiffs filed a Fifth Amended Complaint in March 2018. Cleco Power filed a new motion to dismiss the plaintiffs’ claims. The briefing on Cleco Power’s motion is now complete, but the district court has not ruled on the motion or set a hearing date.
On March 7, 2018, approximately 26 other individual plaintiffs filed a petition against Cleco Power and other defendants in Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. D180096-C. The action was filed in the 260th Judicial District Court for Orange County, Texas. The defendants removed the case to federal court on April 6, 2018. The new federal case is Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. 18-cv-153, U.S. District Court for the Eastern District of Texas. The allegations are essentially identical to those in the Bonin Case. On April 13, 2018, Cleco Power filed a motion to dismiss on the same grounds that previously were successful in the Bonin Case. The briefing on Cleco Power’s motion is complete, but the district court has not ruled on the motion or set a hearing date. On July 20, 2018, the district court entered an order consolidating the Addison Case with the Bonin Case. Management believes that both cases, as they relate to Cleco Power, have no merit.

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On March 13, 2018, Cleco Power received notice of an FAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017. The total amount of fuel expense included in the audit is $536.2 million. Cleco Power has responded to two sets of data requests. Periods subsequent to December 31, 2017, are also subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

adverse effect on the results of operations, financial condition or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On May 22, 2018, Cleco Power received notice of an EAC audit from the LPSC for the period of January 1, 2016 to December 31, 2017. The total amount of environmental expense included in the audit is $30.7 million. Cleco Power has responded to one set of data requests. Periods subsequent to December 31, 2017, are also subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through Attachment O of the MISO tariff and certain grandfathered agreements. These rates are subject to periodic audits by FERC. On March 13, 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, to the present. Management has met with the auditors to discuss the progress of the audit. On July 31, 2018, Cleco Power received its first set of data requests related to this audit. Management is unable to determine the outcome or timing of the audit.

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
As of June 30, 2018, Cleco Power had $2.1 million accrued, including interest, for potential reductions to the ROE. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2018, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $4.6 million and has accrued this amount.

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Cleco Holdings provided guarantees and indemnities to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville generation facility in 2005. The remaining indemnifications relate to environmental matters that may have been present prior to closing. These remaining indemnifications have no time limitations. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under these guarantees.
On behalf of Acadia, Cleco Holdings provided guarantees and indemnifications as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. The remaining indemnifications relate to the fundamental organizational structure of Acadia. These remaining indemnifications have no time limitations or maximum potential future payments. Management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
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

Other Commitments

NMTC Fund
In 2008, Cleco Holdings and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco

Holdings has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Holdings. In total, Cleco Holdings contributed $285.5 million of equity contributions to the NMTC Fund and will receive at least $303.8 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the 10-year life of the investment. The difference between equity contributions and total benefits received were recognized over the life of the NMTC Fund as net tax benefits were delivered. As of June 30, 2018, the amount of tax benefits delivered was $18.3 million. Due to the right of offset, the investment and associated debt are presented in Other deferred charges, on Cleco’s Condensed Consolidated Balance Sheet.
By using the cost method for investments, the gross investment amortization expense is being recognized over a ten-year period, which is projected to be completed by the end of 2018. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

Fuel Transportation Agreement
In 2012, Cleco Power entered into an amended agreement with Savage Services for 42 dedicated barges used to transport petroleum coke and limestone to Madison Unit 3. The amended agreement met the accounting definition of a capital lease until its expiration on August 31, 2017. From September 2017 until April 2, 2018, Cleco Power had an operating lease that automatically renewed on a month-to-month basis for use of the 42 barges. On April 2, 2018, Cleco Power loaned Savage Inland Marine $16.8 million to purchase the barges. Also on April 2, 2018, Cleco Power entered into a new agreement with Savage Inland Marine for continued use of the 42 dedicated barges through March 2033. The new agreement meets the accounting definition of a capital lease.
Under the 2018 agreement, the barge lease rate contains both a fixed and variable component of which the latter will be adjusted every third anniversary of the new agreement for estimated executory costs. If the barges are idle, the lessor is required to attempt to sublease the barges to third parties with the revenue reducing Cleco Power’s lease payment. For the three and six months ended June 30, 2018, Cleco Power paid approximately $0.7 million in lease payments and received $0.1 million of revenue from subleases.
This agreement contains a provision for early termination upon the occurrence of any one of four cancellation events.
The following is an analysis of the leased property under Cleco Power’s capital lease:

(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Barges	$16,800	$—
Less: accumulated amortization	280	—
Net capital lease	$16,520	$—

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of June 30, 2018:

(THOUSANDS)
Six months ending Dec. 31, 2018	$1,306
Years ending Dec. 31,
2019	2,611
2020	2,611
2021	2,611
2022	2,611
2023	2,611
Thereafter	23,654
Total minimum lease payments	38,015
Less: executory costs	6,021
Net minimum lease payments	31,994
Less: amount representing interest	15,318
Present value of net minimum lease payments	$16,676
Current liabilities	$529
Non-current liabilities	$16,147

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.

Risks and Uncertainties
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco or its affiliates are not in compliance with loan agreements or bond indentures.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings Baa3 long-term issuer credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, taking into consideration the pending NRG South Central acquisition, S&P affirmed Cleco Holdings’ and Cleco Power’s corporate credit ratings at BBB- (stable) and BBB+ (stable), respectively. On April 7, 2018, Moody’s published a credit rating update that resulted in no change to the credit ratings or outlooks of Cleco Holdings or Cleco Power. On May 11, 2018, taking into consideration the pending NRG South Central acquisition, Fitch assigned a first-time long-term issuer default rating of BBB- at Cleco Holdings and BBB at Cleco Power. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded Cleco Holdings or Cleco Power could be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. On July 31, 2018, Cleco amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Cleco Holdings expects Moody’s and Fitch to update Cleco Holdings’ senior debt rating.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required and Cleco’s financial condition could be materially adversely affected.
Cleco Power is a participant in the MISO market. Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have higher LMPs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. Cleco Power uses FTRs to mitigate transmission congestion price risks. Changes to anticipated transmission paths may result in an unexpected increase in energy costs to Cleco Power.

Note 13 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2018		AT DEC. 31, 2017
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$212	$129	$743	$113
Support Group	486	10,572	608	8,582
Other (1)	—	—	4	2
Total	$698	$10,701	$1,355	$8,697
(1) Represents Attala and Perryville.

Note 14 — Intangible Assets
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. At the date of the Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed on the date of the Merger. During the three and six months ended June 30, 2018, Cleco Katrina/Rita recognized amortization expense of $5.5 million and $10.0 million, respectively, based on actual collections. During the three and six months ended June 30, 2017, Cleco Katrina/Rita recognized amortization expense of $4.7 million and $8.2 million, respectively, based on actual collections.
As a result of the Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. During the three and six months ended June 30, 2018, Cleco recognized amortization expense of less than $0.1 million and $0.1 million, respectively, on the trade name intangible asset. During the three and six months ended June 30, 2017, Cleco recognized amortization expense of less than $0.1 million and $0.1 million, respectively, on the trade name intangible asset.
The intangible assets related to the power supply agreements are being amortized over the remaining life of each applicable contract ranging between 5 years and 17 years. During the three and six months ended June 30, 2018, Cleco recognized a reduction of revenue of $2.4 million, and $4.8 million, respectively, on the intangible assets for the power supply agreements. During the three and six months ended June 30, 2017, Cleco recognized a reduction of

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

revenue of $2.4 million and $6.0 million, respectively, on the intangible assets for the power supply agreements.
The following tables summarize the balances for intangible assets subject to amortization for Cleco and Cleco Power as of June 30, 2018, and December 31, 2017:

Cleco
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Power supply agreements	85,104	85,104
Trade name	5,100	5,100
Gross carrying amount	160,798	160,798
Accumulated amortization	(60,909)	(45,948)
Net intangible assets subject to amortization	$99,889	$114,850

Cleco Power
(THOUSANDS)	AT JUNE 30, 2018	AT DEC. 31, 2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(145,830)	(135,836)
Net intangible assets subject to amortization	$31,707	$41,701

Note 15 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(2,878)	$(2,921)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	247	290
Net current-period other comprehensive income	247	290
Balances, June 30, 2018	$(2,631)	$(2,631)

	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(691)	$1,500
Other comprehensive income (loss) before reclassifications
Postretirement benefits adjustment during the period	—	(2,065)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss (gain)	60	(66)
Net current-period other comprehensive income (loss)	60	(2,131)
Balances, June 30, 2017	$(631)	$(631)

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2018			FOR THE SIX MONTHS ENDED JUNE 30, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,144)	$(5,242)	$(13,386)	$(8,377)	$(5,306)	$(13,683)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	267	—	267	500	—	500
Reclassification of net loss to interest charges	—	64	64	—	128	128
Net current-period other comprehensive income	267	64	331	500	128	628
Balances, June 30, 2018	$(7,877)	$(5,178)	$(13,055)	$(7,877)	$(5,178)	$(13,055)

	FOR THE THREE MONTHS ENDED JUNE 30, 2017			FOR THE SIX MONTHS ENDED JUNE 30, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,325)	$(5,464)	$(13,789)	$(7,905)	$(5,517)	$(13,422)
Other comprehensive income (loss) before reclassifications
Postretirement benefit adjustments during the period	—	—	—	(584)	—	(584)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	193	—	193	357	—	357
Reclassification of net loss to interest charges	—	53	53	—	106	106
Net current-period other comprehensive income (loss)	193	53	246	(227)	106	(121)
Balances, June 30, 2017	$(8,132)	$(5,411)	$(13,543)	$(8,132)	$(5,411)	$(13,543)

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Note 16 — Plan of Acquisition
On February 6, 2018, Cleco Cajun entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central. Pursuant to the terms of the Purchase and Sale Agreement, Cleco Cajun agreed to acquire from NRG Energy all of the outstanding membership interests in NRG South Central, which indirectly owns (i) a 176-MW natural-gas-fired generating station located in Sterlington, Louisiana, (ii) a 220-MW natural-gas-fired facility and a 210-MW natural-gas-fired peaking facility, both located in Jarreau, Louisiana, (iii) a 580-MW coal-fired generating facility, a 540-MW natural-gas-fired generating station, and 58% of a 588-MW coal-fired generating station all located in New Roads, Louisiana, (iv) 225 MW of a 300-MW natural-gas-fired peaking facility located in Jennings, Louisiana, and (v) a 1,263-MW natural-gas-fired generating station located in Deweyville, Texas (the Cottonwood Plant), for approximately $1.0 billion, subject to customary working capital and other adjustments (the NRG Acquisition). Cleco expects to fund the NRG Acquisition with proceeds from the Debt Financing (as defined below), equity contributions, and cash on hand.
The transaction remains subject to customary closing conditions, including receipt of required regulatory approvals by FERC, the LPSC, the Public Utility Commission of Texas, and final approval from the Federal Communications Commission (FCC). On February 27, 2018, Cleco filed a joint application seeking approval of the transaction with FERC. On April 4, 2018, Cleco filed an application with the LPSC seeking approval of the transaction. Also on April 4, 2018, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On April 13, 2018, Cleco filed an application with the Public Utility Commission of Texas seeking approval of the transaction. On June 19, 2018, the Committee on Foreign Investment in the United States approved and cleared Cleco’s application for the transaction to proceed. On July 10, 2018, the FCC’s consent to transfer two of three licenses to Cleco

Cajun became final. The FCC’s consent to transfer the third license is expected to become final on August 7, 2018. Cleco is in the process of responding to data requests from the LPSC staff for the LPSC application.
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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2018, and 2017.

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Key initiatives on which Cleco Power is currently working include continuing construction on the St. Mary Clean Energy Center project and the Terrebonne to Bayou Vista Transmission project; initiating construction of the Coughlin Pipeline project; continuing the START project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 and the unit is expected to be commercially operational in the fourth quarter of 2018 at an estimated cost of $113.6 million. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of June 30, 2018, Cleco Power had spent $94.1 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230-kilovolt transmission system for customers in south Louisiana. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $64.3 million. Construction began in July 2018 and is expected to be complete in the third quarter of 2019. As of June 30, 2018, Cleco Power had spent $22.7 million on the project.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. In June 2017, the LPSC approved the establishment of a regulatory asset for the revenue requirement associated with the Coughlin Pipeline project until Cleco Power seeks recovery in the new FRP, which is anticipated to be effective July 1, 2020. The project is expected to be complete in the third quarter of 2019 with an estimated cost of $32.1 million. As of June 30, 2018, Cleco Power had spent $3.0 million on the project.

START Project
The START project includes replacement of and improvement to Cleco’s enterprise business applications. The project’s objectives are to gain efficiencies through consistent, industry-leading work processes and practices; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. The project is at the end of the build phase and is transitioning to the testing phase. Management expects the project to be complete in the third quarter of 2019. The total estimated project cost is $136.5 million. As of June 30, 2018, Cleco had spent $73.5 million on the project.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018, and 2017

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue, net	$299,261	$308,661	$(9,400)	(3.0)%
Operating expenses	235,552	235,391	(161)	(0.1)%
Operating income	$63,709	$73,270	$(9,561)	(13.0)%
Interest income	$1,427	$381	$1,046	274.5%
Allowance for equity funds used during construction	$3,224	$1,440	$1,784	123.9%
Interest charges	$31,909	$30,621	$(1,288)	(4.2)%
Federal and state income tax expense	$7,665	$16,220	$8,555	52.7%
Net income	$25,839	$25,444	$395	1.6%

Operating revenue, net decreased $9.4 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to higher electric customer credits, lower other operations revenue, and lower fuel cost recovery revenue, partially offset by higher base revenue at Cleco Power.
Operating expenses increased $0.2 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to NRG South Central acquisition transaction expenses at Cleco Holdings. This increase was partially offset by lower recoverable and non-recoverable fuel and power purchased expenses, lower other operations expenses, and lower taxes other than income taxes at Cleco Power.
Interest income increased $1.0 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to higher interest rates and balances on temporary investments and interest on other long-term receivables at Cleco Power.
Allowance for equity funds used during construction increased $1.8 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to higher costs related to the St. Mary Clean Energy Center project, the START project, and the Terrebonne to Bayou Vista Transmission project.
Interest charges increased $1.3 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to long-term debt issued in December 2017 and March 2018 at Cleco Power and higher variable interest rates on the bank term loan at Cleco Holdings. These increases

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

were partially offset by an increase in allowance for borrowed funds used during construction and lower interest on Cleco Katrina/Rita storm recovery bonds due to the repayment of the first tranche of the bonds in March 2017.
Federal and state income tax expense decreased $8.6 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to $3.8 million for the change in pretax income, excluding AFUDC equity, $3.2 million for adjustments related to the reduction in the federal statutory tax rate prescribed by the TCJA, $0.6 million for tax credits, $0.4 million for adjustments for permanent tax differences, $0.4 million for the flowthrough of state tax benefits, and $0.2 million to record tax expense at the consolidated projected annual effective tax rate.
The effective income tax rate for the second quarter of 2018 and 2017 was 22.9% and 38.9%, respectively. The estimated annual effective income tax rate used during the second quarter of 2018 and 2017 for Cleco may not be indicative of the full-year income tax rate.
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue
Base	$177,354	$168,150	$9,204	5.5%
Fuel cost recovery	119,279	121,705	(2,426)	(2.0)%
Electric customer credits	(13,637)	(239)	(13,398)	*
Other operations	18,685	20,950	(2,265)	(10.8)%
Affiliate revenue	220	221	(1)	(0.5)%
Operating revenue, net	301,901	310,787	(8,886)	(2.9)%
Operating expenses
Recoverable fuel and power purchased	119,278	121,707	2,429	2.0%
Non-recoverable fuel and power purchased	8,438	9,623	1,185	12.3%
Other operations	26,812	27,649	837	3.0%
Maintenance	24,138	24,264	126	0.5%
Depreciation and amortization	39,720	39,473	(247)	(0.6)%
Taxes other than income taxes	10,913	11,404	491	4.3%
Total operating expenses	229,299	234,120	4,821	2.1%
Operating income	$72,602	$76,667	$(4,065)	(5.3)%
Interest income	$1,313	$328	$985	300.3%
Allowance for equity funds used during construction	$3,224	$1,440	$1,784	123.9%
Interest charges	$18,107	$17,411	$(696)	(4.0)%
Federal and state income tax expense	$13,710	$23,063	$9,353	40.6%
Net income	$43,020	$35,733	$7,287	20.4%
* Not meaningful

Cleco Power’s net income in the second quarter of 2018 increased $7.3 million compared to the second quarter of 2017 primarily as a result of the following factors:

•	lower federal and state income tax expense,

•	higher base revenue,

•	higher allowance for equity funds used during construction, and

•	lower non-recoverable fuel and power purchased.

These increases were partially offset by:

•	higher electric customer credits and

•	lower other operations revenue.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	943	868	8.6%
Commercial	704	671	4.9%
Industrial	572	506	13.0%
Other retail	32	33	(3.0)%
Total retail	2,251	2,078	8.3%
Sales for resale	750	702	6.8%
Total retail and wholesale customer sales	3,001	2,780	7.9%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$80,336	$73,880	8.7%
Commercial	49,787	48,234	3.2%
Industrial	22,704	22,369	1.5%
Other retail	2,721	2,687	1.3%
Surcharge	6,193	5,651	9.6%
Total retail	161,741	152,821	5.8%
Sales for resale	15,613	15,329	1.9%
Total base revenue	$177,354	$168,150	5.5%

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

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,
				2018 CHANGE
	2018	2017	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,058	924	942	14.5%	12.3%

Base
Base revenue increased $9.2 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to $8.2 million related to higher usage from warmer summer weather and $1.0 million due to higher rates primarily as a result of the annual FRP rate adjustment.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 78% of Cleco Power’s total fuel cost during the second quarter of 2018 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Fuel and purchased power expenses were also impacted by the interruption of the continuous supply of lignite due to adverse weather conditions and other factors that disrupted mining operations and transportation to Dolet Hills Power Station. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $13.4 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to $7.3 million of accrued estimated refunds for the federal tax-related benefits for the TCJA, $5.9 million of accrued estimated refunds for the June 2018 FRP monitoring report, and $0.2 million for higher accruals for site-specific customers. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes.” For more information on the FRP, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates.”

Other Operations Revenue
Other operations revenue decreased $2.3 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to $2.4 million of lower net generation revenue from SSR payments, $0.7 million of lower transmission revenue due to pass-through of MISO credits to a wholesale customer, and $0.3 million of higher amortization of the emergency declarations regulatory asset. These decreases were partially offset by $0.7 million of higher net transmission and distribution revenue, $0.2 million of higher reconnect fees, and $0.2 million of higher miscellaneous revenue. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — SSR.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased decreased $1.2 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to $0.7 million of lower MISO transmission expenses due to MISO credits, $0.3 million of lower miscellaneous expenses, $0.2 million of lower MISO transmission expenses primarily due to lower rates, and $0.2 million of lower MISO SSR net transmission expenses. These decreases were partially offset by $0.2 million for amortization of the regulatory asset related to the retail portion of the insurance deductible for flood damages. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — SSR.”

Interest Income
Interest income increased $1.0 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to $0.5 million of higher interest rates and balances on temporary investments, $0.4 million of interest on other long-term receivables, and $0.1 million of higher miscellaneous interest income.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $1.8 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to higher costs related to the St. Mary Clean Energy Center project, the START project, and the Terrebonne to Bayou Vista Transmission project.

Interest Charges
Interest charges increased $0.7 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to $1.3 million of interest on long-term debt from senior notes issued in December 2017 and March 2018 and $0.3 million of interest on the accrued estimated refunds for the federal tax-related benefits for the TCJA. These increases were partially offset by $0.6 million of higher allowance for borrowed funds used during construction and $0.3 million of lower interest on Cleco Katrina/Rita storm recovery bonds due to the repayment of the first tranche of the bonds in March 2017.

Income Taxes
Federal and state income tax expense decreased $9.4 million during the second quarter of 2018 compared to the second quarter of 2017 primarily due to $6.1 million for adjustments related to the reduction in the federal statutory rate prescribed by the TCJA, $1.5 million for the change in pretax income, excluding AFUDC equity, $1.0 million to record tax expense at the projected annual effective tax rate, $0.5 million for adjustments for permanent tax differences, and $0.3 million for the flowthrough of state tax benefits.
The effective income tax rate for the second quarter of 2018 and 2017 was 24.2% and 39.2%, respectively. The estimated annual effective income tax rate used during the second quarter of 2018 and 2017 for Cleco Power may not be indicative of the full-year income tax rate.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Comparison of the Six Months Ended June 30, 2018, and 2017

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue, net	$576,021	$559,162	$16,859	3.0%
Operating expenses	467,577	444,429	(23,148)	(5.2)%
Operating income	$108,444	$114,733	$(6,289)	(5.5)%
Interest income	$2,211	$693	$1,518	219.0%
Allowance for equity funds used during construction	$5,587	$2,350	$3,237	137.7%
Other expense, net	$(5,947)	$(4,374)	$(1,573)	(36.0)%
Federal and state income tax expense	$10,528	$19,327	$8,799	45.5%
Net income	$36,700	$31,736	$4,964	15.6%

Operating revenue, net increased $16.9 million during the first six months of 2018 compared to the first six months of 2017 primarily due to higher base revenue, higher fuel cost recovery revenue, and higher other operations revenue, partially offset by higher electric customer credits at Cleco Power.
Operating expenses increased $23.1 million during the first six months of 2018 compared to the first six months of 2017 primarily due to higher recoverable and non-recoverable fuel and power purchased expenses, higher generation maintenance expenses, higher depreciation and amortization at Cleco Power, and NRG South Central acquisition transaction expenses at Cleco Holdings. These increases were partially offset by lower other operations expense at Cleco Power.
Interest income increased $1.5 million during the first six months of 2018 compared to the first six months of 2017 primarily due to higher interest rates and balances on temporary investments and interest on other long-term receivables at Cleco Power.
Allowance for equity funds used during construction increased $3.2 million during the first six months of 2018 compared to the first six months of 2017 primarily due to higher costs related to the St. Mary Clean Energy Center project, the START project, and the Terrebonne to Bayou Vista Transmission project.
Other expense, net increased $1.6 million during the first six months of 2018 compared to the first six months of 2017 primarily due to the decrease in cash surrender value of life insurance policies due to unfavorable market conditions at Cleco Holdings and higher non-service costs of postretirement benefits at Cleco Power, partially offset by higher royalty income at Cleco Power.
Federal and state income tax expense decreased $8.8 million during the first six months of 2018 compared to the first six months of 2017 primarily due to $3.8 million for adjustments related to the reduction in the federal statutory tax rate prescribed by the TCJA, $2.7 million for the change in pretax income, excluding AFUDC equity, $1.7 million for the flowthrough of state tax benefits, $0.9 million for adjustments for permanent tax differences, and $0.6 million for adjustments for tax credits. These decreases were partially offset by $0.9 million to record tax expense at the consolidated projected annual effective tax rate.
The effective income tax rate for the six months ended June 30, 2018, and 2017 was 22.3% and 37.8%, respectively. The estimated annual effective income tax rate used during the six months ended June 30, 2018, and 2017 for Cleco might not be indicative of the full-year income tax rate.
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue
Base	$331,675	$311,268	$20,407	6.6%
Fuel cost recovery	229,589	216,140	13,449	6.2%
Electric customer credits	(21,284)	(674)	(20,610)	*
Other operations	40,880	37,315	3,565	9.6%
Affiliate revenue	428	440	(12)	(2.7)%
Operating revenue, net	581,288	564,489	16,799	3.0%
Operating expenses
Recoverable fuel and power purchased	229,588	215,987	(13,601)	(6.3)%
Non-recoverable fuel and power purchased	18,303	17,179	(1,124)	(6.5)%
Other operations	54,116	57,913	3,797	6.6%
Maintenance	53,216	48,684	(4,532)	(9.3)%
Depreciation and amortization	80,109	78,230	(1,879)	(2.4)%
Taxes other than income taxes	22,831	23,404	573	2.4%
Total operating expenses	458,163	441,397	(16,766)	(3.8)%
Operating income	$123,125	$123,092	$33	—%
Interest income	$1,953	$594	$1,359	228.8%
Allowance for equity funds used during construction	$5,587	$2,350	$3,237	137.7%
Interest charges	$35,763	$35,515	$(248)	(0.7)%
Federal and state income tax expense	$21,707	$32,918	$11,211	34.1%
Net income	$69,024	$53,587	$15,437	28.8%
* Not meaningful

Cleco Power’s net income in the first six months of 2018 increased $15.4 million compared to the first six months of 2017 primarily as a result of the following factors:

•	higher base revenue,

•	lower federal and state income tax expense,

•	lower other operations expense,

•	higher other operations revenue,

•	higher allowance for equity funds used during construction, and

•	higher interest income.

These increases were partially offset by:

•	higher electric customer credits,

•	higher maintenance expense,

•	higher depreciation and amortization, and

•	higher non-recoverable fuel and power purchased.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,801	1,578	14.1%
Commercial	1,316	1,256	4.8%
Industrial	1,079	995	8.4%
Other retail	66	64	3.1%
Total retail	4,262	3,893	9.5%
Sales for resale	1,422	1,331	6.8%
Total retail and wholesale customer sales	5,684	5,224	8.8%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$143,114	$128,907	11.0%
Commercial	97,251	93,701	3.8%
Industrial	44,628	43,088	3.6%
Other retail	5,462	5,248	4.1%
Surcharge	11,431	10,734	6.5%
Total retail	301,886	281,678	7.2%
Sales for resale	29,789	29,590	0.7%
Total base revenue	$331,675	$311,268	6.6%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2018 CHANGE
	2018	2017	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	881	440	940	100.2%	(6.3)%
Cooling degree-days	1,257	1,156	1,020	8.7%	23.2%

Base
Base revenue increased $20.4 million during the first six months of 2018 compared to the first six months of 2017 primarily due to $18.8 million related to higher usage from colder winter weather and warmer summer weather and $1.6 million due to higher rates primarily as a result of the annual FRP rate adjustment.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during the first six months of

2018 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Fuel and purchased power expenses were also impacted by the interruption of the continuous supply of lignite due to adverse weather conditions and other factors that disrupted mining operations and transportation to Dolet Hills Power Station. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $20.6 million during the first six months of 2018 compared to the first six months of 2017 primarily due to $14.7 million of accrued estimated refunds for the federal tax-related benefits for the TCJA and $5.9 million of accrued estimated refunds for the June 2018 FRP monitoring report. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes.” For more information on the FRP, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates.”

Other Operations Revenue
Other operations revenue increased $3.6 million during the first six months of 2018 compared to the first six months of 2017 primarily related to $2.3 million of higher revenue from wholesale customers due to the absence of issuing customer credits relating to the MISO ROE complaints, $1.4 million of higher net transmission and distribution revenue, $0.8 million of higher net generation revenue from SSR payments, $0.6 million of higher reconnect fees, and $0.3 million of higher miscellaneous revenue. These increases were partially offset by $1.3 million of lower transmission revenue due to pass-through of MISO credits to a wholesale customer and $0.5 million of higher amortization of the emergency declarations regulatory asset. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — SSR.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $1.1 million during the first six months of 2018 compared to the first six months of 2017 primarily due to the absence of a $2.3 million refund from MISO for wholesale customers relating to the MISO ROE complaints, $1.1 million of higher MISO SSR net transmission expenses, and $0.4 million for amortization of the regulatory asset related to the retail portion of the insurance deductible for flood damages. These increases were partially offset by $1.3 million of lower MISO transmission expenses primarily due to MISO credits, $1.1 million of lower MISO transmission expenses primarily due to lower rates, and $0.3 million of lower miscellaneous expenses.

Other Operations Expense
Other operations expense decreased $3.8 million during the first six months of 2018 compared to the first six months of 2017 primarily due to $5.2 million of lower compensation

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

expenses, $1.7 million for the absence of the write-off of an uncollectible account, $0.9 million of lower customer service expenses, $0.6 million for lower uncollectible accounts, and $0.2 million of the flood related uncollectible accounts deferred to regulatory assets. These decreases were partially offset by $2.0 million of higher generation operations expense, $1.0 million of higher distribution operations expense, $0.9 million of higher employee benefits expenses, $0.6 million of higher fees for outside services, and $0.3 million for higher miscellaneous expenses.

Maintenance Expense
Maintenance expense increased $4.5 million during the first six months of 2018 compared to the first six months of 2017 primarily due to $5.7 million of higher net generating station outage and routine maintenance expenses and $0.6 million of higher routine transmission maintenance expenses. These increases were partially offset by $0.9 million of lower routine distribution maintenance expenses, $0.8 million of lower administrative and general maintenance expenses, and $0.1 million of lower miscellaneous expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $1.9 million during the first six months of 2018 compared to the first six months of 2017 primarily due to $2.0 million of normal recurring additions to fixed assets and $1.8 million of higher amortization of storm damages, which is based on collections from customer. These increases were partially offset by $0.7 million of higher deferrals of corporate franchise taxes to regulatory assets, $0.7 million of lower amortization of a regulatory asset related to state corporate franchise taxes, and $0.5 million of lower miscellaneous amortization.

Interest Income
Interest income increased $1.4 million during the first six months of 2018 compared to the first six months of 2017 primarily due to $0.8 million of higher interest rates and balances on temporary investments, $0.4 million of interest on other long-term receivables, and $0.2 million of higher miscellaneous interest income.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $3.2 million during the first six months of 2018 compared to the first six months of 2017 primarily due to higher costs related to the St. Mary Clean Energy Center project, the START project, and the Terrebonne to Bayou Vista Transmission project.

Interest Charges
Interest charges increased $0.2 million during the first six months of 2018 compared to the first six months of 2017 primarily due to $2.3 million of interest on long-term debt from senior notes issued in December 2017 and March 2018 and $0.3 million of interest on the accrued estimated refunds for the federal tax-related benefits for the TCJA. These increases were partially offset by $1.3 million of higher allowance for borrowed funds used during construction, $0.5 million of lower interest on Cleco Katrina/Rita storm recovery bonds, $0.5 million for the absence of the debt discount write-off on the first tranche of the Cleco Katrina/Rita storm recovery bonds that was repaid in March 2017, and $0.1 million of lower miscellaneous expenses.

Income Taxes
Federal and state income tax expense decreased $11.2 million during the first six months of 2018 compared to the first six months of 2017 primarily due to $9.2 million for adjustments related to the reduction in the federal statutory tax rate prescribed by the TCJA, $1.7 million for the flowthrough of state tax benefits, and $1.0 million for adjustments for permanent tax differences. These decreases were partially offset by $0.4 million for the change in pretax income, excluding AFUDC equity, $0.2 million to record tax expense at the projected annual effective tax rate, and $0.1 million for miscellaneous tax items.
The effective income tax rate for the six months ended June 30, 2018, and 2017 was 23.9% and 38.1%, respectively. The estimated annual effective income tax rate used during the first six months of 2018 and 2017 for Cleco Power might not be indicative of the full-year income tax rate.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2018:

	SENIOR UNSECURED DEBT			SENIOR SECURED		CORPORATE/LONG- TERM ISSUER
	S&P	MOODY’S	FITCH	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	-	-	Baa3	BBB	BBB-	Baa3	BBB-
Cleco Power	BBB+	A3	BBB+	-	-	BBB+	A3	BBB

On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings’ Baa3 long-term issuer credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, taking into consideration the pending NRG South Central acquisition, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. On April 7, 2018, Moody’s published a credit rating update that resulted in no change to the credit ratings or outlooks of Cleco Holdings or Cleco Power. On May 11, 2018, taking into consideration the pending NRG South Central acquisition, Fitch assigned a first-time long-term issuer default rating of BBB- at Cleco Holdings and BBB at

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Cleco Power. On July 31, 2018, Cleco amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Cleco Holdings expects Moody’s and Fitch to update Cleco Holdings’ senior debt rating.
Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded Cleco Holdings or Cleco Power could be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.
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
Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At June 30, 2018, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

2017 Tax Reform
The TCJA was signed into law on December 22, 2017. The provisions of the law reduce the top federal statutory corporate income tax rate from 35% to 21%, generally allow for 100% bonus depreciation for new and used equipment purchased after September 27, 2017, generally restrict deduction of interest expense to 30% of adjusted taxable EBITDA, and repeal the corporate alternative minimum tax. As defined by the TCJA, rate regulated activities are not allowed to utilize 100% bonus depreciation and are not subject to the restricted interest deduction. Cleco Power anticipates filing an application with the LPSC no later than August 31, 2018, for consideration of Cleco Power’s methodology for TCJA refunds and related items, including the allocation of such refunds among Cleco Power’s jurisdictional customers. Rates are anticipated to go into effect October 1, 2018. Cleco Power anticipates refunding the amount accrued for the change in the tax rate for the period January 2018 to September 2018 on customers’ September 2018 bills, based on July 2018 usage, pending LPSC review and approval. Cleco Power expects to address the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its new FRP, which will be filed by June 30, 2019, with anticipated new rates being effective July 1, 2020. The regulatory treatment for the change in the statutory corporate income tax rate could decrease Cleco Power’s future retail rates, resulting in lower cash flows. As a result of a request by the LPSC, Cleco Power began accruing an estimated reserve for the change in the tax rates beginning January 1, 2018. At June 30, 2018, Cleco Power had $14.7 million accrued for the estimated federal tax-related benefits from the TCJA. For the period July 1, 2018 to June 30, 2019, Cleco Power has proposed that its annual FRP filing reflect the change in the tax rate.
At December 31, 2017, Cleco reduced net ADIT liability because of the reduction in the income tax rate from 35% to 21%. While activities not subject to cost of service rate regulation record the reduction in ADIT liability in income tax expense, Cleco Power is required to recognize a regulatory liability for the portion of the net reduction subject to regulatory treatment.
The Registrants have made a reasonable estimate for the measurement and accounting of certain effects of the TCJA which were reflected in the December 31, 2017, financial statements. The accounting for these provisional items decreased deferred income tax expense for Cleco and Cleco Power by $46.3 million and $14.3 million, respectively, for the year ended December 31, 2017. The impacts of the TCJA also resulted in a decrease in the ADIT liability for Cleco and Cleco Power by $394.9 million and $362.9 million, respectively, at December 31, 2017. For the six months ended June 30, 2018, there were no adjustments in the ADIT liability related to the TCJA for Cleco or Cleco Power.
Cleco expects current and deferred income tax expense in future periods to be lower than in past periods. Cleco also expects lower cash taxes to be paid for federal income taxes; however, higher income taxes may be paid for state income taxes because of the lower federal income tax deduction.
The reduction to ADIT discussed above, including the effects on income tax expense, regulatory liabilities, and

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

effects on future periods are provisional and subject to change. The accounting is not complete due to the timing of the final passage of the TCJA, the complexity of the TCJA, the complexity of remeasuring ADIT, and the uncertainty of regulatory treatment. Additional analysis of the TCJA, the inventory of items that give rise to temporary differences, and additional analysis of items requiring normalization is required before accounting for the TCJA is considered complete under the authoritative guidance for income taxes. Cleco expects that any final adjustments to the provisional amounts will be recorded by the fourth quarter of 2018, which could have a material adverse effect on the results of operations of Cleco. Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.

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

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes. For more information on Cleco and Cleco Power’s restricted cash and cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Debt

Cleco Consolidated
At June 30, 2018, and December 31, 2017, Cleco had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At June 30, 2018, Cleco’s long-term debt outstanding was $2.91 billion, of which $20.4 million was due within one year. The long-term debt due within one year at June 30, 2018, represents $19.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments. For Cleco, long-term debt increased by $53.5 million from December 31, 2017, primarily due to the issuance of $50.0 million of senior notes on March 26, 2018, a $16.8 million increase in capital lease obligations, and $0.7 million related to debt discount and expense. These increases were partially offset by a $9.7 million scheduled payment made on Cleco Katrina/Rita storm recovery bonds, $4.2 million for amortization of long-term debt fair value adjustments related to the Merger, and $0.1 million of capital lease principal payments.
On December 18, 2017, Cleco entered into an agreement for the issuance and sale in a private placement of an aggregate principal amount of $175.0 million of senior notes. For more information, see “— Cleco Power” below.
On April 2, 2018, Cleco entered into a capital lease agreement for use of 42 dedicated barges to transport petroleum coke and limestone to Madison Unit 3. For more information on the capital lease agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
Cash and cash equivalents available at June 30, 2018, were $116.3 million combined with $400.0 million credit facility capacity ($100.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $516.3 million.
At June 30, 2018, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”
At June 30, 2018, and December 31, 2017, Cleco had a working capital surplus of $257.9 million and $271.4 million, respectively. The $13.5 million decrease in working capital is primarily due to:

•	a $23.5 million increase in taxes payable primarily due to accrual of property taxes and provision for income taxes,

•
a $21.1 million increase in provision for rate refund primarily due to the estimated refund due to retail customers for the federal tax-related benefits of the TCJA and the estimated refund for the June 2018 FRP monitoring report,

•	an $8.9 million decrease in fuel inventory primarily due to higher usage of lignite, partially offset by higher coal purchases,

•
a $6.2 million decrease in other accounts receivable due to the receipt of an insurance reimbursement, timing of pole attachment billings, partially offset by higher receivables from joint owners for maintenance expenses,

•
a $3.3 million decrease in other regulatory assets primarily due to amortization of regulatory assets partially offset by a reclass of the retail jurisdictional split for the corporate franchise tax due,

•	a $3.1 million decrease in restricted cash and cash equivalents,

•	a $2.7 million decrease in cash and cash equivalents,

•	a $2.2 million increase in other current liabilities primarily due to higher accruals for SSR capital expenditures, and

•	a $1.9 million increase in customer deposits.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

These decreases in working capital were partially offset by:

•	a $26.8 increase in accumulated deferred fuel primarily due to the timing of fuel revenue collections and additional deferrals through a fuel surcharge,

•	a $16.4 million decrease in accounts payable, excluding FTR purchases, primarily due to a decrease in fuel costs and lower accruals for payroll, and

•	a $15.9 million increase in customer accounts receivable and unbilled revenue due to an increase in retail revenue and customer usage.

Cleco Holdings (Holding Company Level)
At June 30, 2018, and December 31, 2017, Cleco Holdings had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At June 30, 2018, Cleco Holding’s long-term debt outstanding was $1.49 billion, none of which was due within one year.
At June 30, 2018, and December 31, 2017, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.
Cash and cash equivalents available at June 30, 2018, were $44.7 million, combined with $100.0 million credit facility capacity for total liquidity of $144.7 million.

Cleco Power
At June 30, 2018, and December 31, 2017, Cleco Power had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At June 30, 2018, Cleco Power’s long-term debt outstanding was $1.42 billion, of which $20.4 million was due within one year. The long-term debt due within one year at June 30, 2018, represents $19.9 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments. For Cleco Power, long-term debt increased $57.4 million from December 31, 2017, primarily due to the issuance of $50.0 million of senior notes on March 26, 2018, a $16.8 million increase in capital lease obligations, and $0.4 million related to debt discount and expense. These increases were partially offset by a $9.7 million scheduled payment made on Cleco Katrina/Rita storm recovery bonds and $0.1 million of capital lease principal payments.
At June 30, 2018, and December 31, 2017, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.
On December 18, 2017, Cleco Power entered into an agreement for the issuance and sale in a private placement of an aggregate principal amount of $175.0 million of senior notes. The senior notes were issued in two tranches. The first tranche was issued on December 18, 2017, with a principal amount of $25.0 million at an interest rate of 2.94% and $100.0 million at an interest rate of 3.08%, with final maturity dates of December 16, 2022, and 2023, respectively. The second tranche was issued on March 26, 2018, with a principal amount of $50.0 million at an interest rate of 3.17%, with a final maturity date of December 16, 2024. The proceeds from the issuances and sales were used for capital investments and general utility purposes.
On April 2, 2018, Cleco Power entered into a capital lease agreement for use of 42 dedicated barges to transport petroleum coke and limestone to Madison Unit 3. For more information on the capital lease agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
Cash and cash equivalents available at June 30, 2018, were $71.6 million, combined with $300.0 million credit facility capacity for total liquidity of $371.6 million.
At June 30, 2018, and December 31, 2017, Cleco Power had a working capital surplus of $142.3 million and $169.6 million, respectively. The $27.3 million decrease in working capital is primarily due to:

•	a $33.0 million increase in taxes payable primarily due to accrual of property taxes and provision for income taxes,

•
a $21.1 million increase in provision for rate refund primarily due to the estimated refund due to retail customers for the federal tax-related benefits of the TCJA and the estimated refund for the June 2018 FRP monitoring report,

•	an $8.9 million decrease in fuel inventory primarily due to higher usage of lignite, partially offset by higher coal purchases,

•
a $6.5 million decrease in other accounts receivable due to the receipt of an insurance reimbursement, timing of pole attachment billings, partially offset by higher receivables from joint owners for maintenance expenses,

•
a $3.3 million decrease in other regulatory assets primarily due to amortization of regulatory assets partially offset by a reclass of the retail jurisdictional split for the corporate franchise tax due,

•	a $3.1 million decrease in restricted cash and cash equivalents,

•	a $2.2 million increase in other current liabilities primarily due to higher accruals for SSR capital expenditures, and

•	a $1.9 million increase in customer deposits.

These decreases in working capital were partially offset by:

•	a $26.8 increase in accumulated deferred fuel primarily due to the timing of fuel revenue collections and additional deferrals through a fuel surcharge,

•	a $15.9 million increase in customer accounts receivable and unbilled revenue due to an increase in retail revenue and customer usage, and

•	a $11.1 million decrease in accounts payable, excluding FTR purchases, primarily due to a decrease in fuel costs and lower accruals for payroll.

Credit Facilities
At June 30, 2018, Cleco Holdings had a $100.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. At June 30, 2018, Cleco Holdings was in compliance with the covenants of its credit

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level, Cleco Holdings could be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At June 30, 2018, Cleco Power had a $300.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. At June 30, 2018, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power could be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt Limitations
The Merger Commitments include provisions limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Additionally, in accordance with the Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. The Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. At June 30, 2018, and December 31, 2017, Cleco Holdings and Cleco Power were in compliance with the provisions of the Merger Commitments that could restrict the amount of distributions available. For more information on the Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2017.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $135.8 million and $87.1 million during the six months ended June 30, 2018, and 2017, respectively. Net cash provided by operating activities increased $48.7 million primarily due to:

•	lower payments of $18.0 million due to timing of property tax payments,

•	higher receipts from customers of $16.3 million due to timing of collections,

•	lower payments for fuel purchases of $13.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	higher receipts of $8.8 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures,

•	higher receipts of advanced deposits for operations and maintenance costs on jointly owned generating units of $7.0 million,

•	higher collections from customers of $4.7 million due to lower Merger credits used in 2018,

•	higher collections of $2.4 million primarily due to SSR revenue, and

•	lower payments of $2.2 million related to storm restoration efforts.

These increases were partially offset by:

•	lower net fuel and power purchase collections of $24.2 million primarily due to timing of collections,

•	higher pay out for employee benefits of $8.4 million, and

•	higher payments of $6.2 million for NRG South Central acquisition transaction costs.

Net Investing Cash Flow
Net cash used in investing activities was $142.2 million and $125.1 million during the six months ended June 30, 2018, and 2017, respectively. Net cash used in investing activities increased $17.1 million primarily due to:

•	issuance of a $16.8 million note receivable and

•	higher additions to property, plant, and equipment, net of AFUDC, of $3.8 million.

These increases were partially offset by:

•	higher return of investment in the NMTC Fund of $1.9 million and

•	higher receipts of insurance reimbursements for property loss of $1.1 million.

For more information about the note receivable, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

Net Financing Cash Flow
Net cash used in financing activities was $0.4 million during the six months ended June 30, 2018. Net cash provided by financing activities was $19.4 million during the six months ended June 30, 2017. Net cash used in financing activities increased $19.8 million primarily due to the absence of draws on Cleco’s credit facilities of $114.0 million.

This increase was partially offset by:

•	the $50.0 million issuance of the second tranche of senior notes on March 26, 2018,

•	absence of payments on Cleco’s credit facility of $29.0 million, and

•	lower distributions to Cleco Group of $15.8 million.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $173.8 million and $94.5 million during the six months ended June 30, 2018, and 2017, respectively. Net cash provided by operating activities increased $79.3 million primarily due to:

•	lower payments for affiliate settlements of $26.4 million,

•	lower payments of $18.0 million due to timing of property tax payments,

•	higher receipts from customers of $16.3 million due to timing of collections,

•	lower payments for fuel purchases of $13.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	higher receipts of $8.8 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures,

•	higher receipts of advanced deposits for operations and maintenance costs on jointly owned generating units of $7.0 million,

•	higher collections from customers of $4.7 million due to lower Merger credits used in 2018,

•	higher collections of $2.4 million primarily due to SSR revenue, and

•	lower payments of $2.2 million related to storm restoration efforts.

These increases were partially offset by:

•	lower net fuel and power purchase collections of $24.2 million primarily due to timing of collections and

•	higher pay out for employee benefits of $6.2 million.

Net Investing Cash Flow
Net cash used in investing activities was $144.7 million and $123.9 million during the six months ended June 30, 2018, and 2017, respectively. Net cash used in investing activities increased $20.8 million primarily due to:

•	issuance of a $16.8 million note receivable and

•	higher additions to property, plant, and equipment, net of AFUDC, of $4.8 million.

These increases were partially offset by higher receipts of insurance reimbursements for property loss of $1.1 million.
For more information about the note receivable, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

Net Financing Cash Flow
Net cash provided by financing activities was $31.5 million during the six months ended June 30, 2018. Net cash used in financing activities was $5.3 million during the six months ended June 30, 2017. Net cash used in financing activities increased $36.8 million primarily due to:

•	absence of draws on Cleco Power’s credit facility of $90.0 million and

•	higher distributions to Cleco Holdings of $11.0 million.

These increases were partially offset by:

•	the $50.0 million issuance of the second tranche of senior notes on March 26, 2018, and

•	absence of payments on Cleco’s credit facility of $15.0 million.

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

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco’s operational and information technology systems and networks due to a physical or cyberattack, or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. In addition, Cleco’s pending acquisition of NRG South Central could increase the risk associated with cybersecurity that could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows including phishing attacks, denial of service attacks, and employee insider attacks. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Information Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each quarter, management provides cybersecurity updates to Cleco’s Board of Managers. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Technology

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

and Terrorism Threats” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power would then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or FRP. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
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

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the current environmental audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

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
In November 2017, the LPSC initiated an audit on the first two program years to consider all program costs. Cleco Power responded to the two sets of data requests on the energy efficiency audit. Management is unable to predict or give a reasonable estimate of the outcome of the audit.

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

Wholesale Rates of Cleco Power
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its triennial market power analysis with FERC in December 2017. Cleco Power expects a determination from FERC in the third quarter of 2018. Management is unable to predict the outcome of this filing. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

operations, financial condition, or cash flows of the Registrants.

Transmission Rates of Cleco Power
In May 2017, Cleco Power filed a MISO Schedule 2 rate increase request with FERC. MISO Schedule 2 provides for compensation to Cleco Power for providing reactive power to MISO customers. On July 1, 2017, Cleco Power began collecting revenue at the requested rate, subject to refund. On December 1, 2017, a new rate in pursuance with interveners, became effective. FERC approved this rate on February 1, 2018. In April 2018, Cleco refunded $0.1 million, including accrued interest, for the amount over-collected in 2017.
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
In July 2017, the SPP RTO’s board of directors and members committee voted to authorize the SPP’s President and CEO to terminate the delegation agreement between the

SPP and NERC. On February 8, 2018, NERC approved Cleco Power’s proposed RE. On July 1, 2018, SERC Reliability Corporation (SERC) assumed the delegated authority as the new RE for Cleco Power, which replaced the SPP RE. Management does not expect the movement to SERC will have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
A NERC Reliability Standards audit is conducted every three years. Cleco Power’s next NERC Reliability Standards audit is scheduled to begin in 2019.
A NERC Critical Infrastructure Protection audit is also conducted every three years. A NERC Critical Infrastructure Protection audit was conducted in February 2017. There were three violations associated with the February 2017 audit. Cleco Power has completed the mitigation plans for the violations. The SPP RE has approved two of the mitigation plans. The third mitigation plan has been transferred to SERC due to the dissolution of the SPP RE. Cleco Power’s next NERC Critical Infrastructure Protection audit is scheduled to begin in 2020. Management is unable to predict the final outcome of the remaining violation, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

Lignite Deferral
At June 30, 2018, and December 31, 2017, Cleco Power had $2.5 million and $3.8 million, respectively, in uncollected deferred lignite mining costs.
For more information on Cleco Power’s deferred lignite mining expenditures, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, on October 20, 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. On February 20, 2018, Cleco Power filed the data assumptions to be used in its IRP analysis. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholder meeting was held on April 5, 2018. Comments from the stakeholders were filed on June 5, 2018. Cleco Power responded to multiple sets of data requests. The schedule outlined in the General Order calls for

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Cleco Power to file a draft IRP in January 2019, and a final report in August 2019.

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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings’ Baa3 long-term issuer credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, taking into consideration the pending NRG South Central acquisition, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. On April 7, 2018, Moody’s published a credit rating update that resulted in no change to the credit ratings or outlooks of Cleco Holdings or Cleco Power. On May 11, 2018, taking into consideration the pending NRG South Central acquisition, Fitch assigned a first-time long-term issuer default rating of BBB- at Cleco Holdings and BBB at Cleco Power. If Cleco

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

Holdings’ or Cleco Power’s credit ratings were to be downgraded Cleco Holdings or Cleco Power could be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. On July 31, 2018, Cleco amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Cleco Holdings expects Moody’s and Fitch to update Cleco Holdings’ senior debt rating.

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
At June 30, 2018, Cleco Holdings had no variable-rate debt outstanding under its $100.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At June 30, 2018, Cleco Holdings had a $300.0 million long-term variable rate bank term loan outstanding. Amounts outstanding under the bank term loan bear interest at LIBOR plus 1.625%. At June 30, 2018, the all-in rate was 3.72%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $3.0 million.
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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. There were no open natural gas positions at June 30, 2018. Cleco Power is currently working with the LPSC to establish a natural gas hedging pilot program. For more information on the program, see Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Risk Management.”
Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power records FTRs at their estimated fair value when purchased. Each accounting period, Cleco Power adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At June 30, 2018, Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $26.1 million in Energy risk management assets and $0.9 million in Other current liabilities. For more information on FTRs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting — Commodity Contracts.”

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
At June 30, 2018, Cleco Power had no variable-rate debt outstanding and no debt outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of June 30, 2018. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS

Other than the addition of the FERC Audit risk factor below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the 2017 Annual Report on Form 10-K.

FERC Audit

FERC conducts audits that could result in Cleco Power making refunds of previously recorded revenue.
Generally, Cleco Power records wholesale transmission revenue through Attachment O of the MISO tariff and certain grandfathered agreements. These formulas are based on inputs from Cleco Power’s annual FERC Form 1. These rates and regulatory filings are subject to periodic audits by FERC. On March 13, 2018, the Division of Audits and Accounting within the Office of Enforcement of FERC initiated an audit of Cleco Power for the period of January 1, 2014, to the present. Management is unable to predict or give a reasonable estimate of the possible range of the refund, if any, related to this audit. Any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

ITEM 5. OTHER INFORMATION
As previously disclosed by Cleco Holdings in its Current Report on Form 8-K filed with the SEC on July 1, 2016 (the “July 2016 Form 8-K”), on June 28, 2016, Cleco Holdings entered into a Term Loan Credit Agreement with Mizuho Bank, Ltd., as administrative agent, the lenders party thereto, Mizuho Bank, Ltd., Canadian Imperial Bank of Commerce, New York Branch, JPMorgan Chase Bank, N.A., Regions Bank, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and Wells Fargo Bank, N.A., as joint lead arrangers and joint bookrunners, under which Cleco Holdings’ obligations are secured by a pledge of Cleco Holdings’ equity interests in its wholly-owned subsidiary, Cleco Power. On July 31, 2018, Cleco Holdings entered into a Consent to Release of Collateral (Term Loan Credit Agreement) (“Term Loan Consent”) with the Lenders party thereto (the “Lenders”), and Mizuho Bank, Ltd., as administrative agent (in such capacity, the “Administrative Agent”) pursuant to which the Lenders and the Administrative Agent consented to release the pledge of the Cleco Power equity interests securing Cleco Holdings’ obligations under the Term Loan Agreement.
As previously disclosed in its Current Report on Form 8-K filed with the SEC on April 19, 2016 (the “April 2016 Form 8-K”), Cleco Holdings became a party to that certain Credit Agreement, dated as of April 13, 2016, by and among Cleco Holdings,  Mizuho Bank, Ltd., as administrative agent, Canadian Imperial Bank of Commerce, New York branch, Credit Agricole Corporate and Investment Bank, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners, and the other lenders named therein (the “Acquisition Loan Agreement”), under which, Cleco Holdings’ obligations are secured by a pledge of Cleco Holdings’ equity interests in Cleco Power. On July 31, 2018, Cleco Holdings entered into a Consent to Release of Collateral (Holdco Acquisition Credit

Agreement) (“Acquisition Loan Consent”) with the Lenders party thereto (the “Acquisition Loan Lenders”), and Mizuho Bank, Ltd., as administrative agent (in such capacity, the “Acquisition Loan Administrative Agent”), as Issuing Bank and as Swingline Lender, pursuant to which the Acquisition Loan Lenders and the Acquisition Loan Administrative Agent consented to release the pledge of the Cleco Power equity interests securing Cleco Holdings’ obligations under the Acquisition Loan Agreement.
As consideration for the Term Loan Consent and the Acquisition Loan Consent and the release of collateral contemplated thereby, Cleco Holdings will pay an aggregate amount of $0.6 million to the Term Loan Lenders and Acquisition Loan Lenders.
Except as specifically provided in the Term Loan Consent and the Acquisition Loan Consent, all of the terms and provisions of the Term Loan Credit Agreement and the Acquisition Loan Agreement, respectively, remain in full force and effect.
The foregoing descriptions of the Term Loan Consent and the Acquisition Loan Consent do not purport to be complete and are qualified in their entirety to the full text of the Term Loan Consent and the Acquisition Loan Consent, respectively, copies of which are filed herewith as Exhibit 10.1 and 10.2, respectively, and are incorporated herein by reference. The forgoing descriptions of the Term Loan Agreement and the Acquisition Loan Agreement do not purport to be complete and are qualified in their entirety to the full text of the Term Loan Agreement and the Acquisition Loan Agreement, respectively, copies of which are filed as Exhibit 10.1 to the July 2016 Form 8-K and Exhibit 10.1 to the April 2016 Form 8-K, respectively, and are incorporated herein by reference.

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
10.1
Consent to Release of Collateral (Term Loan Credit Agreement), dated as of July 31, 2018, by and among Cleco Corporate Holdings LLC, the Lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.

10.2
Consent to Release of Collateral (Holdco Acquisition Credit Agreement), dated as of July 31, 2018, by and among Cleco Corporate Holdings LLC, the Lenders party thereto, and Mizuho Bank, Ltd., as administrative agent, as Issuing Bank and as Swingline Lender.

10.3
Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Cleco Corporate Holdings LLC filed on April 19, 2016).

10.4
Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), Mizuho Bank, Ltd., as Administrative Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Cleco Corporate Holdings LLC filed on July 1, 2016).

12(a)	Computation of Ratios of Earnings to Fixed Charges
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2018 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 1, 2018