Form 10-Q
period 2018-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2018-10-31
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
Or
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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files). Yes ☒  No ☐

Indicate by check mark whether Cleco Corporate Holdings LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
ADIT	Accumulated Deferred Income Tax
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
BCI	British Columbia Investment Management Corporation, formerly bcIMC
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings
Cleco Corporation	Pre-merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MIRA, BCI, John Hancock Financial, and other infrastructure investors

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cottonwood Energy	Cottonwood Energy Company LP, an indirect subsidiary of NRG South Central. Upon closing of the Purchase and Sale Agreement, Cottonwood Energy will become an indirect subsidiary of Cleco Holdings.
Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, NRG South Central, and Cleco Energy LLC (now Cleco Cajun)
RE	Regional Entity
Registrant(s)	Cleco Holdings and/or Cleco Power
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
VaR	Value-at-Risk

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,

•	changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

tax positions, or changes in other regulating policies that may result in a change to tax benefits or expenses,

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	credit ratings of Cleco Holdings and Cleco Power,

•	the ability to remain in compliance with debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	employee workforce factors, including aging workforce, changes in management, and inadequate resources.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in the Registrant’s Combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$341,062	$317,589
Other operations	20,186	21,282
Gross operating revenue	361,248	338,871
Electric customer credits	(2,992)	(372)
Operating revenue, net	358,256	338,499
Operating expenses
Fuel used for electric generation	130,987	103,217
Power purchased for utility customers	29,608	39,355
Other operations	37,395	25,464
Maintenance	18,302	18,031
Depreciation and amortization	43,763	42,228
Taxes other than income taxes	12,091	12,414
Total operating expenses	272,146	240,709
Operating income	86,110	97,790
Interest income	1,832	354
Allowance for equity funds used during construction	3,829	2,096
Other income	2,214	2,557
Other expense	(3,378)	(3,977)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	33,072	31,110
Allowance for borrowed funds used during construction	(1,244)	(648)
Total interest charges	31,828	30,462
Income before income taxes	58,779	68,358
Federal and state income tax expense	11,419	23,054
Net income	$47,360	$45,304
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017
Net income	$47,360	$45,304
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $26 in 2018 and tax benefit of $26 in 2017)	261	(44)
Total other comprehensive income (loss), net of tax	261	(44)
Comprehensive income, net of tax	$47,621	$45,260
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$897,486	$839,080
Other operations	61,067	59,627
Gross operating revenue	958,553	898,707
Electric customer credits	(24,276)	(1,045)
Operating revenue, net	934,277	897,662
Operating expenses
Fuel used for electric generation	275,565	261,063
Power purchased for utility customers	132,921	114,675
Other operations	95,875	81,025
Maintenance	71,613	66,955
Depreciation and amortization	128,076	124,630
Taxes other than income taxes	35,674	36,790
Total operating expenses	739,724	685,138
Operating income	194,553	212,524
Interest income	4,043	1,046
Allowance for equity funds used during construction	9,416	4,446
Other income	3,195	4,402
Other expense	(10,306)	(10,196)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	98,059	94,077
Allowance for borrowed funds used during construction	(3,165)	(1,277)
Total interest charges	94,894	92,800
Income before income taxes	106,007	119,422
Federal and state income tax expense	21,947	42,381
Net income	$84,060	$77,041
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017
Net income	$84,060	$77,041
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $128 in 2018 and tax benefit of $1,359 in 2017)	551	(2,175)
Total other comprehensive income (loss), net of tax	551	(2,175)
Comprehensive income, net of tax	$84,611	$74,866
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Assets
Current assets
Cash and cash equivalents	$185,557	$119,040
Restricted cash and cash equivalents	5,247	13,081
Customer accounts receivable (less allowance for doubtful accounts of $990 in 2018 and $1,457 in 2017)	80,531	60,117
Other accounts receivable	24,252	30,806
Unbilled revenue	42,366	36,398
Fuel inventory, at average cost	57,388	87,520
Materials and supplies, at average cost	87,471	85,404
Energy risk management assets	23,163	7,396
Accumulated deferred fuel	39,898	13,980
Cash surrender value of company-/trust-owned life insurance policies	85,751	83,117
Prepayments	5,907	9,050
Regulatory assets	20,327	24,670
Other current assets	561	1,146
Total current assets	658,419	571,725
Property, plant, and equipment
Property, plant, and equipment	3,711,105	3,594,525
Accumulated depreciation	(278,575)	(192,348)
Net property, plant, and equipment	3,432,530	3,402,177
Construction work in progress	284,417	186,629
Total property, plant, and equipment, net	3,716,947	3,588,806
Equity investment in investee	18,172	18,172
Goodwill	1,490,797	1,490,797
Restricted cash and cash equivalents	18,850	20,081
Regulatory assets	412,561	432,358
Intangible assets	91,782	114,850
Other deferred charges	54,307	41,593
Total assets	$6,461,835	$6,278,382

Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt due within one year	$21,114	$19,193
Accounts payable	150,941	147,562
Customer deposits	60,969	58,582
Provision for rate refund	26,923	4,206
Taxes payable, net	67,362	22,698
Interest accrued	40,927	14,703
Deferred compensation	11,987	12,132
Other current liabilities	32,240	21,278
Total current liabilities	412,463	300,354
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	625,331	614,812
Postretirement benefit obligations	244,811	242,135
Regulatory liabilities - deferred taxes, net	135,911	140,426
Restricted storm reserve	15,215	14,469
Other deferred credits	31,248	33,724
Total long-term liabilities and deferred credits	1,052,516	1,045,566
Long-term debt, net	2,876,388	2,836,105
Total liabilities	4,341,367	4,182,025
Commitments and contingencies (Note 12)
Member’s equity
Membership interest	2,069,376	2,069,376
Retained earnings	53,462	29,902
Accumulated other comprehensive loss	(2,370)	(2,921)
Total member’s equity	2,120,468	2,096,357
Total liabilities and member’s equity	$6,461,835	$6,278,382
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018		2017
Operating activities
Net income	$84,060		$77,041
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	140,887		140,433
Provision for doubtful accounts	323		2,694
Unearned compensation expense	4,112		2,809
Allowance for equity funds used during construction	(9,416)		(4,446)
Deferred income taxes	5,876		41,192
Deferred fuel costs	(32,903)		4,231
Cash surrender value of company-/trust-owned life insurance	(2,635)		(3,940)
Changes in assets and liabilities
Accounts receivable	(25,487)		(44,139)
Unbilled revenue	(5,968)		(4,643)
Fuel inventory and materials and supplies	27,951		(6,885)
Prepayments	2,446		5,509
Accounts payable	(139)		(22,325)
Customer deposits	10,272		9,317
Provision for merger commitments	(2,684)		(9,244)
Postretirement benefit obligations	3,355		3,789
Regulatory assets and liabilities, net	11,439		9,430
Other deferred accounts	(582)		(6,546)
Taxes accrued	43,308		22,233
Interest accrued	26,223		23,772
Other operating	4,728		6,607
Net cash provided by operating activities	285,166		246,889
Investing activities
Additions to property, plant, and equipment	(194,619)		(185,609)
Allowance for equity funds used during construction	9,416		4,446
Reimbursement for property loss	1,258		137
Issuance of note receivable	(16,800)		—
Return of equity investment in tax credit fund	2,775		1,223
Other investing	934		460
Net cash used in investing activities	(197,036)		(179,343)
Financing activities
Proceeds from short-term debt, net	—		6,470
Draws on credit facilities	—		134,000
Payments on credit facilities	—		(134,000)
Issuances of long-term debt	50,000		—
Repayment of long-term debt	(19,193)		(17,896)
Distributions to member	(60,500)		(83,955)
Other financing	(985)		(2,188)
Net cash used in financing activities	(30,678)		(97,569)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	57,452		(30,023)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	152,202	(1)	69,571
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$209,654	(2)	$39,548

Supplementary cash flow information
Interest paid, net of amount capitalized	$67,158		$64,555
Income taxes paid (refunded), net	$272		$(6)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$54,294		$13,083
Non-cash additions to property, plant, and equipment	$643		$3,015
Incurrence of capital lease obligation - barges	$16,800		$—
(1) Includes cash and cash equivalents of $119,040, current restricted cash and cash equivalents of $13,081, and non-current restricted cash and cash equivalents of $20,081.
(2) Includes cash and cash equivalents of $185,557, current restricted cash and cash equivalents of $5,247, and non-current restricted cash and cash equivalents of $18,850.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
Distributions to member	—	(60,500)	—	(60,500)
Net income	—	84,060	—	84,060
Other comprehensive income, net of tax	—	—	551	551
Balances, Sept. 30, 2018	$2,069,376	$53,462	$(2,370)	$2,120,468
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$343,482	$320,009
Other operations	20,186	20,768
Affiliate revenue	223	209
Gross operating revenue	363,891	340,986
Electric customer credits	(2,992)	(372)
Operating revenue, net	360,899	340,614
Operating expenses
Fuel used for electric generation	130,987	103,217
Power purchased for utility customers	29,608	39,355
Other operations	32,619	26,816
Maintenance	18,218	17,812
Depreciation and amortization	41,687	40,049
Taxes other than income taxes	11,717	12,008
Total operating expenses	264,836	239,257
Operating income	96,063	101,357
Interest income	1,606	332
Allowance for equity funds used during construction	3,829	2,096
Other income	678	1,463
Other expense	(2,929)	(3,163)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	19,139	17,789
Allowance for borrowed funds used during construction	(1,244)	(648)
Total interest charges	17,895	17,141
Income before income taxes	81,352	84,944
Federal and state income tax expense	18,016	30,092
Net income	$63,336	$54,852
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017
Net income	$63,336	$54,852
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $110 in 2018 and $104 in 2017)	312	167
Amortization of interest rate derivatives to earnings (net of tax benefit of $26 in 2018 and tax expense of $33 in 2017)	112	53
Total other comprehensive income, net of tax	424	220
Comprehensive income, net of tax	$63,760	$55,072
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017
Operating revenue
Electric operations	$904,746	$847,417
Other operations	61,066	58,083
Affiliate revenue	651	649
Gross operating revenue	966,463	906,149
Electric customer credits	(24,276)	(1,045)
Operating revenue, net	942,187	905,104
Operating expenses
Fuel used for electric generation	275,565	261,063
Power purchased for utility customers	132,921	114,675
Other operations	86,736	84,732
Maintenance	71,434	66,496
Depreciation and amortization	121,796	118,280
Taxes other than income taxes	34,548	35,412
Total operating expenses	723,000	680,658
Operating income	219,187	224,446
Interest income	3,560	926
Allowance for equity funds used during construction	9,416	4,446
Other income	2,215	1,839
Other expense	(8,637)	(7,554)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	56,823	53,931
Allowance for borrowed funds used during construction	(3,165)	(1,277)
Total interest charges	53,658	52,654
Income before income taxes	172,083	171,449
Federal and state income tax expense	39,724	63,010
Net income	$132,359	$108,439
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT 30,
(THOUSANDS)	2018	2017
Net income	$132,359	$108,439
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $287 in 2018 and tax benefit of $38 in 2017)	812	(60)
Amortization of interest rate derivatives to earnings (net of tax expense of $19 in 2018 and $99 in 2017)	240	159
Total other comprehensive income, net of tax	1,052	99
Comprehensive income, net of tax	$133,411	$108,538
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Assets
Utility plant and equipment
Property, plant, and equipment	$5,002,367	$4,893,484
Accumulated depreciation	(1,786,148)	(1,712,590)
Net property, plant, and equipment	3,216,219	3,180,894
Construction work in progress	283,840	185,507
Total utility plant and equipment, net	3,500,059	3,366,401
Current assets
Cash and cash equivalents	59,376	69,816
Restricted cash and cash equivalents	5,247	13,081
Customer accounts receivable (less allowance for doubtful accounts of $990 in 2018 and $1,457 in 2017)	80,531	60,117
Other accounts receivable	23,712	30,680
Unbilled revenue	42,366	36,398
Fuel inventory, at average cost	57,388	87,520
Materials and supplies, at average cost	87,471	85,404
Energy risk management assets	23,163	7,396
Accumulated deferred fuel	39,898	13,980
Cash surrender value of company-owned life insurance policies	20,445	20,278
Prepayments	4,610	7,236
Regulatory assets	11,470	15,812
Other current assets	1,933	1,830
Total current assets	457,610	449,548
Equity investment in investee	18,172	18,172
Restricted cash and cash equivalents	18,828	20,060
Regulatory assets	246,003	257,408
Intangible asset	26,084	41,701
Other deferred charges	51,051	35,451
Total assets	$4,317,807	$4,188,741

Liabilities and member’s equity
Member’s equity	$1,562,690	$1,550,679
Long-term debt, net	1,387,707	1,341,475
Total capitalization	2,950,397	2,892,154
Current liabilities
Long-term debt due within one year	21,114	19,193
Accounts payable	139,879	134,374
Accounts payable - affiliate	10,574	8,697
Customer deposits	60,969	58,582
Provision for rate refund	26,923	4,206
Taxes payable, net	39,511	31,611
Interest accrued	22,655	7,083
Other current liabilities	24,870	16,172
Total current liabilities	346,495	279,918
Commitments and contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	667,133	656,362
Postretirement benefit obligations	173,559	173,747
Regulatory liabilities - deferred taxes, net	135,911	140,426
Restricted storm reserve	15,215	14,469
Other deferred credits	29,097	31,665
Total long-term liabilities and deferred credits	1,020,915	1,016,669
Total liabilities and member’s equity	$4,317,807	$4,188,741
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018		2017
Operating activities
Net income	$132,359		$108,439
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	126,515		123,911
Provision for doubtful accounts	323		2,592
Unearned compensation expense	1,172		1,479
Allowance for equity funds used during construction	(9,416)		(4,446)
Deferred income taxes	5,950		12,847
Deferred fuel costs	(32,903)		4,231
Changes in assets and liabilities
Accounts receivable	(25,141)		(44,115)
Accounts receivable, affiliate	1,456		1,221
Unbilled revenue	(5,968)		(4,643)
Fuel inventory and materials and supplies	27,951		(6,885)
Prepayments	1,929		4,774
Accounts payable	1,982		(19,648)
Accounts payable, affiliate	(2,005)		611
Customer deposits	10,272		9,317
Provision for merger commitments	(2,684)		(9,244)
Postretirement benefit obligations	3,054		3,673
Regulatory assets and liabilities, net	9,948		7,939
Other deferred accounts	(155)		(6,093)
Taxes accrued	6,544		31,258
Interest accrued	15,572		13,207
Other operating	4,192		5,537
Net cash provided by operating activities	270,947		235,962
Investing activities
Additions to property, plant, and equipment	(193,708)		(183,604)
Allowance for equity funds used during construction	9,416		4,446
Reimbursement of property loss	1,258		137
Issuance of note receivable	(16,800)		—
Other investing	934		1,090
Net cash used in investing activities	(198,900)		(177,931)
Financing activities
Proceeds from short-term debt, net	—		6,470
Draws on credit facility	—		106,000
Payments on credit facility	—		(106,000)
Issuances of long-term debt	50,000		—
Repayment of long-term debt	(19,193)		(17,896)
Distributions to parent	(121,400)		(75,000)
Other financing	(960)		(1,933)
Net cash used in financing activities	(91,553)		(88,359)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(19,506)		(30,328)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	102,957	(1)	67,955
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$83,451	(2)	$37,627

Supplementary cash flow information
Interest paid, net of amount capitalized	$37,764		$36,241
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$54,166		$13,072
Non-cash additions to property, plant, and equipment	$643		$3,015
Incurrence of capital lease obligation - barges	$16,800		$—
(1) Includes cash and cash equivalents of $69,816, current restricted cash and cash equivalents of $13,081, and non-current restricted cash and cash equivalents of $20,060.
(2) Includes cash and cash equivalents of $59,376, current restricted cash and cash equivalents of $5,247, and non-current restricted cash and cash equivalents of $18,828.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
Distributions to parent	(121,400)	—	(121,400)
Net income	132,359	—	132,359
Other comprehensive income, net of tax	—	1,052	1,052
Balances, Sept. 30, 2018	$1,575,321	$(12,631)	$1,562,690
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Revenue Recognition	Cleco and Cleco Power
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 5	Fair Value Accounting	Cleco and Cleco Power
Note 6	Debt	Cleco and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 8	Income Taxes	Cleco and Cleco Power
Note 9	Disclosures about Segments	Cleco
Note 10	Regulation and Rates	Cleco and Cleco Power
Note 11	Variable Interest Entities	Cleco and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 13	Affiliate Transactions	Cleco and Cleco Power
Note 14	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 15	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 16	Plan of Acquisition	Cleco and Cleco Power

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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,504	$8,597
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	543	3,284
Total current	5,247	13,081
Non-current
Diversified Lands’ mitigation escrow	22	21
Cleco Power’s future storm restoration costs	15,165	14,456
Cleco Power’s charitable contributions	2,841	3,575
Cleco Power’s rate credit escrow	822	2,029
Total non-current	18,850	20,081
Total restricted cash and cash equivalents	$24,097	$33,162

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,504	$8,597
Charitable contributions	1,200	1,200
Rate credit escrow	543	3,284
Total current	5,247	13,081
Non-current
Future storm restoration costs	15,165	14,456
Charitable contributions	2,841	3,575
Rate credit escrow	822	2,029
Total non-current	18,828	20,060
Total restricted cash and cash equivalents	$24,075	$33,141

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2017, to September 30, 2018, was due to Cleco Katrina/Rita using $19.2 million for scheduled storm recovery bond principal payments and $2.6 million for related interest payments, partially offset by collections of $16.7 million net of administration fees.

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
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. There were no open natural gas positions at September 30, 2018, or December 31, 2017. In 2015, the LPSC approved a long-term natural gas hedging pilot program that requires Cleco Power to establish a proposal for a program that will be designed to provide gas price stability for a minimum of five years. Cleco Power’s proposal was submitted to the LPSC in July 2017. An ALJ has been assigned to the docket, and a status conference was held in October 2017. On February 28, 2018, Cleco Power responded to LPSC data requests for the gas hedging docket. Cleco Power is currently awaiting a new procedural schedule to be established.
Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments that represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power records FTRs at their estimated fair value when purchased. Each accounting period, Cleco Power adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. For more information on FTRs, see Note 5 — “Fair Value Accounting — Commodity Contracts.”
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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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
Included in Cleco’s retail revenue is unbilled electric revenue, which represents the amount customers will be billed for services rendered from the last meter reading to the end of the respective accounting period. Cleco uses actual customer energy consumption data available from AMI to calculate unbilled revenue.

Wholesale Revenue
Wholesale revenue is generated primarily through the sale of energy and capacity to cooperatives, municipalities, and the MISO transmission provider. Cleco also enters into transactions through MISO for spot energy sales which are transacted in the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. The electricity revenue performance obligations, representing both energy and capacity, are satisfied as a series of performance obligations, and progress towards satisfaction of the performance obligations are measured using an output method. The energy performance obligation measure of progress is based on kWh delivered. The capacity performance obligation measure of progress is based on time elapsed and will be recognized each month as Cleco’s generating units stand ready to deliver electricity to the customer. Cleco charges its wholesale customers market based rates that are subject to FERC’s triennial market power analysis. Cleco recognizes wholesale revenue, inclusive of both performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice.

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

Disaggregated Revenue
Operating revenue, net for the three and nine months ended September 30, 2018, was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$139,162	$—		$—	$139,162
Commercial (1)	79,829	—		—	79,829
Industrial (1)	43,380	—		—	43,380
Other retail (1)	4,039	—		—	4,039
Surcharge	6,206	—		—	6,206
Total retail revenue	$272,616	$—		$—	$272,616
Wholesale, net (1)	63,624	(2,420)	(2)	—	61,204
Transmission	14,718	—		—	14,718
Other (3)	2,477	—		—	2,477
Total revenue from contracts with customers	$353,435	$(2,420)		$—	$351,015
Revenue unrelated to contracts with customers
Affiliate	$223	$22,765		$(22,988)	$—
Other (4)	7,241	—		—	7,241
Total revenue unrelated to contracts with customers	7,464	22,765		(22,988)	7,241
Operating revenue, net	$360,899	$20,345		$(22,988)	$358,256
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $4.9 million of other miscellaneous fee revenue, $0.6 million of Teche Unit 3 SSR revenue, net of $0.2 million of reserves for capital expenditures, partially offset by $3.0 million of electric customer credits.
(4) Includes unrealized gains associated with FTRs.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$338,357	$—		$—	$338,357
Commercial (1)	218,389	—		—	218,389
Industrial (1)	121,445	—		—	121,445
Other retail (1)	11,633	—		—	11,633
Surcharge	17,637	—		—	17,637
Total retail revenue	$707,461	$—		$—	$707,461
Wholesale, net (1)	165,255	(7,260)	(2)	—	157,995
Transmission	41,166	—		—	41,166
Other (3)	(4,375)	1		—	(4,374)
Total revenue from contracts with customers	$909,507	$(7,259)		$—	$902,248
Revenue unrelated to contracts with customers
Affiliate	$651	$55,707		$(56,358)	$—
Other (4)	32,029	—		—	32,029
Total revenue unrelated to contracts with customers	32,680	55,707		(56,358)	32,029
Operating revenue, net	$942,187	$48,448		$(56,358)	$934,277
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $24.3 million of electric customer credits, partially offset by $13.4 million of other miscellaneous fee revenue, and $6.5 million of Teche Unit 3 SSR revenue, net of $2.4 million of reserves for capital expenditures.
(4) Includes unrealized gains associated with FTRs.

Transaction Price Allocated to Remaining Performance Obligations
For contracts that are greater than one year, the following table discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018, and (2) when Cleco expects to recognize this revenue:

REMAINING PERFORMANCE OBLIGATIONS	(THOUSANDS)
Three months ending Dec. 31, 2018	$13,020
Years ending Dec. 31,
2019	28,490
2020	7,068
2021	7,068
2022	6,468
Thereafter	10,210
Total remaining performance obligations	$72,324

Unsatisfied performance obligations primarily relate to stand-ready obligations as part of fixed capacity minimums.

Note 3 — Recent Authoritative Guidance
The Registrants adopted, or will adopt, the recent authoritative guidance listed below on their respective effective dates.
In February 2016, FASB amended the guidance to account for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. In transition, lessees and lessors can recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Alternatively, an additional transition method is available which allows an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management expects to elect this practical expedient, as well as those that permit the Registrants to retain their current lease assessment and classifications for existing leases at the effective date and to not apply the new guidance to land easements that exist or expire before the effective date. Management is currently working through an adoption plan which includes the evaluation of lease contracts, new business processes, including changes to current recordkeeping systems, and the need for additional internal controls. Other than an expected increase in assets and liabilities, the full impact of the amended guidance has not been determined. Management will continue to evaluate the impact of this guidance, including any additional clarifying amendments issued during implementation. The amended guidance could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In November 2016, FASB amended guidance for certain cash flow issues. The amended guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The amended guidance was adopted at January 1, 2018, by moving the presentation of restricted cash and restricted cash equivalents in the statement of cash flows to net cash flows of total cash, cash equivalents, restricted cash, and restricted cash equivalents. This amendment was applied using a retrospective transition method to each period presented. This guidance impacted the presentation of the cash flows statement, as noted above, but did not have an impact on the results of operations or financial condition of the Registrants.
In March 2017, FASB amended guidance related to defined benefit pension and other postretirement benefit plans. The new amendment requires an entity to present service cost in the same line item as other current employee compensation costs and to present the remaining components of net benefit cost in a separate line item outside of operating items. The

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

amendment also allows only the service cost component of net benefit cost to be eligible for capitalization within property, plant, and equipment. The non-service costs will continue to be capitalized and recovered from ratepayers as approved by FERC. Beginning January 1, 2018, the non-service costs capitalized for ratemaking purposes were reflected as a regulatory asset or liability for GAAP. The adoption of this guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those years. This amendment was applied retrospectively for the presentation of the service cost in the income statement while the capitalization of the service cost was applied prospectively. This guidance did not have a significant impact on the results of operations, financial condition, or cash flows of the Registrants. Cleco’s change in presentation resulted in a decrease in Other operations expenses and an increase in Other expense of $2.7 million and $8.4 million for the three and nine months ended September 30, 2017, respectively. Cleco Power’s change in presentation resulted in a decrease in Other operations expenses and an increase in Other expense of $1.9 million and $5.7 million for the three and nine months ended September 30, 2017, respectively.
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
In August 2018, FASB issued guidance that allows for the deferral of certain implementation costs incurred in a cloud computing arrangement. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Management is currently evaluating this guidance and the impact it may have on the results of operations, financial condition, or cash flows of the Registrants.
In August 2018, FASB issued guidance updating the disclosure framework for Defined Benefit Plans. Under the new guidance, entities will no longer be required to disclose the amount in other comprehensive income expected to be recognized as a component of net periodic benefit cost over the next fiscal year or the impact of a one-percentage point increase and a one-percentage point decrease in the assumed health care cost trend. The new framework will require additional disclosures including a narrative description of the reasons for significant gains/losses affecting the benefit obligation. The adoption of this guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In August 2018, FASB issued guidance updating the disclosure framework for Fair Value Measurement. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, the policy of timing of transfers between levels, or the valuation policies and procedures for level 3 fair value measurements. The new framework will require additional disclosures around level 3 fair value measurements, including the range, weighted average, and time period used to develop significant unobservable inputs. The adoption of this guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Regulatory liabilities - deferred taxes, net	$(135,911)	$(140,426)
Regulatory liabilities - other	$(2,718)	$—
Regulatory assets
Mining costs	$1,912	$3,823
Interest costs	4,271	4,499
AROs	2,961	2,762
Postretirement costs	133,584	142,764
Tree trimming costs	8,535	7,193
Training costs	6,435	6,552
Surcredits, net	289	2,173
AMI deferred revenue requirement	3,817	4,227
Emergency declarations	3,378	4,131
Production operations and maintenance expenses	5,039	8,625
AFUDC equity gross-up	71,530	71,205
Acadia Unit 1 acquisition costs	2,257	2,336
Financing costs	8,015	8,293
MISO integration costs	—	468
Coughlin transaction costs	945	968
Corporate franchise tax, net	1,001	153
MATS costs	—	2,564
Non-service cost of postretirement benefits	3,484	—
Other	20	484
Total regulatory assets	257,473	273,220
Accumulated deferred fuel	39,898	13,980
Total regulatory assets, net	$158,742	$146,774

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

The following table summarizes Cleco’s net regulatory assets and liabilities:

(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Total Cleco Power regulatory assets, net	$158,742	$146,774
Cleco Merger adjustments (1)
Fair value of long-term debt	140,812	147,145
Postretirement costs	19,884	21,375
Financing costs	8,365	8,623
Debt issuance costs	6,356	6,665
Total Cleco regulatory assets, net	$334,159	$330,582
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the Merger.

Regulatory Liabilities - Other
On July 1, 2018, Cleco Power began collecting the revenue requirement related to the St. Mary Clean Energy Center project based on an expected commercial operation date in the third quarter of 2018. The project is now expected to be commercially operational in the first quarter of 2019. Cleco Power recorded a regulatory liability for the over collections and will continue to increase the regulatory liability until the project is in service. Cleco Power expects to return the total over collection as part of the July 1, 2019, FRP rate adjustment.

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

Note 5 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2018, and December 31, 2017, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT SEPT. 30, 2018		AT DEC. 31, 2017
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,891,664	$2,831,604	$2,866,955	$2,921,325
* The carrying value of long-term debt does not include deferred issuance costs of $10.7 million and $11.6 million at September 30, 2018, and December 31, 2017, respectively.

Cleco Power
	AT SEPT. 30, 2018		AT DEC. 31, 2017
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,400,852	$1,491,691	$1,369,810	$1,535,234
* The carrying value of long-term debt does not include deferred issuance costs of $8.6 million and $9.1 million at September 30, 2018, and December 31, 2017, respectively.

Long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues fixed and variable rate long-term debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed and variable rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity by which the debt was issued. The fair value of long-term debt is classified as Level 2 in the fair value hierarchy.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$199,531	$—	$199,531	$—	$144,302	$—	$144,302	$—
FTRs	23,163	—	—	23,163	7,396	—	—	7,396
Total assets	$222,694	$—	$199,531	$23,163	$151,698	$—	$144,302	$7,396
Liability description
FTRs	$903	$—	$—	$903	$352	$—	$—	$352
Total liabilities	$903	$—	$—	$903	$352	$—	$—	$352

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$78,110	$—	$78,110	$—	$95,681	$—	$95,681	$—
FTRs	23,163	—	—	23,163	7,396	—	—	7,396
Total assets	$101,273	$—	$78,110	$23,163	$103,077	$—	$95,681	$7,396
Liability description
FTRs	$903	$—	$—	$903	$352	$—	$—	$352
Total liabilities	$903	$—	$—	$903	$352	$—	$—	$352

The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	2018	2017
Beginning balance	$25,133	$17,943	$7,044	$7,683
Unrealized gains (losses)*	4,520	1,591	6,153	(791)
Purchases	1,251	419	26,734	23,537
Settlements	(8,644)	(7,066)	(17,671)	(17,542)
Ending balance	$22,260	$12,887	$22,260	$12,887
* Unrealized gains and losses are reported through Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions as of September 30, 2018, and December 31, 2017:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2018	$23,163	$903	RTO auction pricing	FTR price - per MWh	$(3.04)	$7.48
FTRs at Dec. 31, 2017	$7,396	$352	RTO auction pricing	FTR price - per MWh	$(2.95)	$6.33

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
At September 30, 2018, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $175.6 million, $5.2 million, and $18.7 million, respectively, at September 30, 2018, and $111.1 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $54.2 million, $5.2 million, and $18.7 million, respectively, at September 30, 2018, and $62.5 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
Cleco Power’s FTRs were priced using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

recent seasonal auction prices is used for monthly valuation. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction.
During the nine months ended September 30, 2018, and the year ended December 31, 2017, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2018, and December 31, 2017:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2018	AT DEC. 31, 2017
Commodity-related contracts
FTRs
Current	Energy risk management assets	$23,163	$7,396
Current	Other current liabilities	903	352
Commodity-related contracts, net		$22,260	$7,044

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018, and 2017:

	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	DERIVATIVES LINE ITEM	2018	2017	2018	2017
Commodity contracts
FTRs(1)	Electric operations	$13,665	$14,062	$49,656	$35,172
FTRs(1)	Power purchased for utility customers	(7,902)	(7,767)	(20,595)	(18,759)
Total		$5,763	$6,295	$29,061	$16,413
(1) For the three and nine months ended September 30, 2018, unrealized gains associated with FTRs of $4.5 million and $6.2 million, respectively, were reported through Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2017, unrealized gains (losses) associated with FTRs of $1.6 million and $(0.8) million, respectively, were reported through Accumulated deferred fuel on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets.

The total volume of FTRs that Cleco Power had outstanding at September 30, 2018, and December 31, 2017, was 13.0 million MWh and 9.0 million MWh, respectively.

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
On July 31, 2018, Cleco amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Moody’s and Fitch replaced Cleco Holdings’ senior secured debt rating with a senior unsecured debt rating. For more information on Cleco’s credit ratings and their impacts, see Note 12 — “Litigation, Other Commitment and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

changes in the assumed discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is the plan sponsor and Support Group is the plan administrator.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes expected costs of Other Benefits during the periods in which the benefits are earned.

The non-service components of net periodic pension and Other Benefits cost are included in Other expense within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. Net periodic pension and Other Benefits cost for the three and nine months ended September 30, 2018, and 2017 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	2018	2017
Components of periodic benefit costs
Service cost	$2,377	$2,260	$336	$314
Interest cost	5,215	5,412	361	372
Expected return on plan assets	(5,943)	(6,016)	—	—
Amortizations
Prior period service credit	(18)	(18)	—	—
Net loss (gain)	3,078	2,502	96	(32)
Net periodic benefit cost	$4,709	$4,140	$793	$654

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	2018	2017
Components of periodic benefit costs
Service cost	$7,130	$6,779	$1,011	$1,084
Interest cost	15,869	16,235	1,076	1,176
Expected return on plan assets	(17,818)	(18,048)	—	—
Amortizations
Prior period service credit	(53)	(53)	—	—
Net loss (gain)	8,998	7,506	105	(37)
Net periodic benefit cost	$14,126	$12,419	$2,192	$2,223

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2018, was $0.5 million and $1.5 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2017, was $0.5 million and $1.4 million, respectively.
Cleco Holdings is the plan sponsor for the Other Benefits plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018, was $0.9 million and $2.5 million, respectively. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, was $0.8 million and $2.5 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at September 30, 2018, and December 31, 2017, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Current	$4,061	$4,061
Non-current	$37,879	$39,142

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Current	$3,525	$3,525
Non-current	$33,013	$34,033

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

capped as of December 31, 2017, with regard to final compensation; however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers had their annual bonuses set at target rather than actual awards for the years 2016 and 2017 for the average incentive award portion of their SERP benefit calculation. A third executive officer’s SERP benefit amount will be set at a specified amount based upon the year of separation. Management reviews current market trends as it evaluates Cleco’s future compensation strategy.
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
The non-service components of net periodic benefit cost related to SERP are included in Other expense within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. Net periodic benefit cost related to SERP for the three and nine months ended September 30, 2018, and 2017 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	2018	2017
Components of periodic benefit costs
Service cost	$136	$123	$407	$370
Interest cost	769	810	2,296	2,430
Amortizations
Prior period service credit	(35)	(57)	(104)	(124)
Net loss	723	536	2,180	1,560
Net periodic benefit cost	1,593	1,412	4,779	4,236
Special/contractual termination benefits	—	—	—	315
Total benefit cost	$1,593	$1,412	$4,779	$4,551

There was a remeasurement of SERP in March 2017 to reflect a special termination benefit resulting from an executive officer’s separation agreement. On the date of the remeasurement, the discount rate decreased from 4.22% to 4.08%. This remeasurement resulted in a special termination benefit for the executive officer of $0.3 million.
The total expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018, was $0.4 million and $1.1 million, respectively. The total expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, was $0.3 million and $0.9 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at

September 30, 2018, and December 31, 2017, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Current	$4,471	$4,471
Non-current	$79,300	$79,868

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Current	$929	$929
Non-current	$12,914	$16,589

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the 401(k) Plan is voluntary, and all active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2018, and 2017 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	2018	2017
401(k) Plan expense	$1,424	$1,386	$4,716	$4,259

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2018, and 2017 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	2018	2017
401(k) Plan expense	$254	$234	$865	$710

Note 8 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and nine months ended September 30, 2018, and 2017:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2018	2017	2018	2017
Effective tax rate	19.4%	33.7%	20.7%	35.5%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2018	2017	2018	2017
Effective tax rate	22.1%	35.4%	23.1%	36.8%

For the three and nine months ended September 30, 2018, and 2017, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

primarily due to permanent tax differences; the flowthrough of state tax benefits, including AFUDC equity; tax returns filed in 2017; and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At September 30, 2018, and December 31, 2017, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the nine months ended September 30, 2018, and 2017, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At September 30, 2018, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2018, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
The federal income tax years that remain subject to examination by the IRS are 2015, 2016, and 2017.
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
Cleco classifies income tax penalties as a component of other expense. For the nine months ended September 30, 2018, and 2017, no penalties were recognized.

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
The SEC Staff recognized the complexity of reflecting the impacts of the TCJA and issued guidance which clarifies accounting for income taxes if information is not yet available or complete. The SEC provides up to one year to complete the required analysis and accounting (the measurement period).
The Registrants made a reasonable estimate for the measurement and accounting of certain effects of the TCJA, which were reflected in the December 31, 2017, financial statements. The accounting for these provisional items decreased deferred income tax expense for Cleco and Cleco

Power by $46.3 million and $14.3 million, respectively, for the year ended December 31, 2017. The impacts of the TCJA also decreased the ADIT liability for Cleco and Cleco Power by $394.9 million and $362.9 million, respectively, at December 31, 2017. The impacts of the TCJA, including the effects on income tax expense, regulatory liabilities, and effects on future periods, are provisional and subject to change. Due to the timing and complexity of the TCJA, further regulatory guidance and additional analysis is required to finalize the accounting treatment of ADIT. For the nine months ended September 30, 2018, there were no adjustments in the ADIT liability related to the TCJA for Cleco or Cleco Power. Cleco expects that any final adjustments to the provisional amounts will be recorded in the fourth quarter of 2018, which could have a material effect on the results of operations of Cleco. For more information on the regulatory treatment, see Note 10 — “Regulation and Rates — TCJA.”

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPT. 30,
2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$343,482	$(2,420)	$—	$341,062
Other operations	20,186	—	—	20,186
Affiliate revenue	223	22,765	(22,988)	—
Electric customer credits	(2,992)	—	—	(2,992)
Operating revenue, net	$360,899	$20,345	$(22,988)	$358,256
Depreciation and amortization	$41,687	$2,076	$—	$43,763
Interest income	$1,606	$310	$(84)	$1,832
Interest charges	$17,895	$14,017	$(84)	$31,828
Federal and state income tax expense (benefit)	$18,016	$(6,597)	$—	$11,419
Net income (loss)	$63,336	$(15,975)	$(1)	$47,360

2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$320,009	$(2,420)	$—	$317,589
Other operations	20,768	514	—	21,282
Affiliate revenue	209	13,517	(13,726)	—
Electric customer credits	(372)	—	—	(372)
Operating revenue, net	$340,614	$11,611	$(13,726)	$338,499
Depreciation and amortization	$40,049	$2,179	$—	$42,228
Interest income	$332	$31	$(9)	$354
Interest charges	$17,141	$13,331	$(10)	$30,462
Federal and state income tax expense (benefit)	$30,092	$(7,038)	$—	$23,054
Net income (loss)	$54,852	$(9,548)	$—	$45,304

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPT. 30,
2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$904,746	$(7,260)	$—	$897,486
Other operations	61,066	1	—	61,067
Affiliate revenue	651	55,707	(56,358)	—
Electric customer credits	(24,276)	—	—	(24,276)
Operating revenue, net	$942,187	$48,448	$(56,358)	$934,277
Depreciation and amortization	$121,796	$6,281	$(1)	$128,076
Interest income	$3,560	$652	$(169)	$4,043
Interest charges	$53,658	$41,409	$(173)	$94,894
Federal and state income tax expense (benefit)	$39,724	$(17,777)	$—	$21,947
Net income (loss)	$132,359	$(48,299)	$—	$84,060
Additions to property, plant, and equipment	$193,708	$911	$—	$194,619
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,808,604	$688,066	$(34,835)	$6,461,835
(1) Balances as of September 30, 2018

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

2017 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$847,417	$(8,337)	$—	$839,080
Other operations	58,083	1,544		59,627
Affiliate revenue	649	41,882	(42,531)	—
Electric customer credits	(1,045)	—	—	(1,045)
Operating revenue, net	$905,104	$35,089	$(42,531)	$897,662
Depreciation and amortization	$118,280	$6,351	$(1)	$124,630
Interest income	$926	$271	$(151)	$1,046
Interest charges	$52,654	$40,297	$(151)	$92,800
Federal and state income tax expense (benefit)	$63,010	$(20,629)	$—	$42,381
Net income (loss)	$108,439	$(31,398)	$—	$77,041
Additions to property, plant, and equipment	$183,604	$2,005	$—	$185,609
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,679,538	$619,943	$(21,099)	$6,278,382
(1) Balances as of December 31, 2017

Note 10 — Regulation and Rates

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of September 30, 2018, Cleco Power had $2.1 million accrued for potential ROE reductions, including accrued interest. For more information on the ROE complaints, see Note 12 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds is ultimately subject to LPSC approval. Cleco Power will file an application with the LPSC for a new FRP by July 1, 2019, with anticipated new rates being effective July 1, 2020.
Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ended June 30. On October 31, 2017, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2017, which indicated that no refund was due as a result of the FRP and $1.2 million was due as a result of the cost of service savings from the Merger Commitments. Cleco Power expects the LPSC to approve the 2017 FRP monitoring report in the fourth quarter of 2018. The $1.2 million cost of service savings from the Merger Commitments were refunded in September 2018.
On October 31, 2018, Cleco Power filed its monitoring report for the 12 months ended June 30, 2018, which indicated no earnings-related refund and $1.2 million of cost of service savings refunds are due to be returned to eligible customers. This amount was accrued at September 30, 2018.

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. One mitigating factor that has been identified is Cleco Power’s Terrebonne to Bayou Vista Transmission project. In January 2018, another study was performed by MISO, and it was determined that Teche Unit 3 would continue to be designated as an SSR unit. Cleco Power’s first SSR agreement was for the period April 2017 to March 2018, and the second SSR agreement is for the period April 2018 until the sooner of the in-service date of the Terrebonne to Bayou Vista Transmission project or March 31, 2019. The Terrebonne to Bayou Vista project is expected to be complete in the second quarter of 2019.
Cleco Power filed an application with FERC for approval to collect $20.3 million and $11.8 million annually in SSR payments from MISO for the first and second SSR agreements, respectively. In the second quarter of 2017, Cleco Power began receiving the monthly SSR payments from MISO, subject to refund. Also in the second quarter of 2017, MISO began allocating SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. The SSR payments include recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR agreements. At the end of the SSR period, if Teche Unit 3 is retired, any SSR payments received from MISO for capital expenditures paid by third parties will be credited to property, plant, and equipment. At the end of the SSR agreement, Cleco Power will have the option to rescind the Attachment Y. If this option is exercised, Cleco Power will be required to refund recoverable capital expenditures. As of September 30, 2018, Cleco Power had $4.5 million accrued for SSR payments received for capital expenditures related to Teche Unit 3.
In July 2017, Cleco Power, FERC Staff, and intervenors met at a settlement conference related to Cleco Power’s SSR agreements. Cleco Power has responded to multiple sets of informal data requests from FERC Staff and intervenors. A

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

second settlement conference was held in February 2018; however, a settlement was not reached. In September 2018, the parties drafted a settlement term sheet that is expected to resolve all issues in this proceeding. As a result of the settlement, Cleco Power recorded a $2.0 million decrease in Other operations revenue for expected refunds to MISO for a reduction in SSR payments and a $1.0 million decrease in Power purchased for utility customers for Cleco Power’s portion of allocated SSR costs.

TCJA
On February 21, 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. Cleco Power filed comments with the LPSC on March 12, 2018, which included among other things, a refund to customers for the differences in the cumulative federal and state income tax rate of 38% prior to the TCJA, versus the 26% cumulative federal and state income tax rate effective after the TCJA. As a result, Cleco Power began accruing an estimated reserve for the change in the tax rate beginning January 1, 2018. At September 30, 2018, Cleco Power had $22.7 million accrued for the estimated federal tax-related benefits from the TCJA. On October 5, 2018, the LPSC Staff issued a final report and proposed rule that would require utilities to adjust formula rates the earlier of January 31, 2019, or the next date required for implementation of compliance rate changes under the normal operation of the FRP. All utilities must file a report with the LPSC by December 1, 2018, describing its methodology for TCJA refunds and related items, including the allocation of such refunds among jurisdictional customers. The final rule was approved by the LPSC on October 26, 2018. Cleco Power expects to file its application with the LPSC no later than December 1, 2018. Rates are anticipated to go into effect the month following LPSC approval. Cleco Power expects to refund the amount accrued for the change in the tax rate based on July 2018 usage, after LPSC review and approval. Cleco Power expects to address the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its new FRP, which will be filed by July 1, 2019, with anticipated new rates being effective July 1, 2020.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2018, consisted of its equity investment of $18.2 million.

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

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Oxbow’s net assets/liabilities	$36,345	$36,345
Cleco Power’s 50% equity	$18,172	$18,172
Cleco Power’s maximum exposure to loss	$18,172	$18,172

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	2018	2017
Operating revenue	$2,214	$392	$4,134	$1,997
Operating expenses	2,214	392	4,134	1,997
Income before taxes	$—	$—	$—	$—

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

respectively. The fourth petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held in September 2016, and the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case in September 2017. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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
On March 7, 2018, approximately 26 other individual plaintiffs filed a petition against Cleco Power and other defendants in Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. D180096-C. The action was filed in the 260th Judicial District Court for Orange County, Texas. The defendants removed the case to federal court on April 6, 2018. The new federal case is Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. 18-cv-153, U.S. District Court for the Eastern District of Texas. The allegations are essentially identical to those in the Bonin Case. On April 13, 2018, Cleco Power filed a motion to dismiss on the same grounds that previously were successful in the Bonin Case. The briefing on Cleco Power’s motion is complete, but the district court has not ruled on the motion or set a hearing date. On July 20, 2018, the district court entered an order consolidating the Addison Case with the Bonin Case. Management believes that both cases, as they relate to Cleco Power, have no merit. On August 28, 2018, the Judge entered an order requiring the Plaintiffs to file a more definitive statement to clarify the Plaintiffs’ claims. In response thereto, the Plaintiffs filed a Sixth Amended Petition on September 11, 2018. Cleco Power filed a response on October 3, 2018. The Judge has not yet ruled on Cleco’s Motion to Dismiss.

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On March 13, 2018, Cleco Power received notice of an FAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017. The total amount of fuel expense included in the audit is $536.2 million. On August 31, 2018, LPSC Staff issued its audit report, which recommended no disallowance of fuel costs. The

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

report is expected to be approved by the LPSC in the fourth quarter of 2018. Cleco Power has FAC filings for January 2018 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On May 22, 2018, Cleco Power received notice of an EAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017. The total amount of environmental expense included in the audit is $30.7 million. Cleco Power has responded to two sets of data requests. Periods subsequent to December 31, 2017, are also subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through Attachment O of the MISO tariff and certain grandfathered agreements. These rates are subject to periodic audits by FERC. On March 13, 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, to the present. On October 10, 2018, Cleco Power received its second set of data requests related to this audit. Management is unable to determine the outcome or timing of the audit.

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
As of September 30, 2018, Cleco Power had $2.1 million accrued for potential ROE reductions, including interest. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2018, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $4.6 million and has accrued this amount.

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $101.1 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Other Commitments

NMTC Fund
In 2008, Cleco Holdings and US Bancorp Community Development (USBCDC) formed the NMTC Fund. Cleco Holdings has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund is to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments are designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualify for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduce the federal income tax obligations of Cleco Holdings. In total, Cleco Holdings contributed $285.5 million of equity contributions to the NMTC Fund and will receive at least $303.8 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the 10-year life of the investment. The difference between equity contributions and total benefits received were recognized over the life of the NMTC Fund as net tax benefits were delivered. As of September 30, 2018, the amount of tax benefits delivered was $18.3 million. Due to the right of offset, the investment and associated debt are presented in Other deferred charges, on Cleco’s Condensed Consolidated Balance Sheet.
By using the cost method for investments, the gross investment amortization expense is being recognized over a ten-year period, which is projected to be completed in the fourth quarter of 2018. The basis of the investment is reduced by the grants received under Section 1603 of the ARRA, which allow certain projects to receive a federal grant in lieu of tax credits, and other cash. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference are included as components of income tax expense.

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
Under the 2018 agreement, the barge lease rate contains both a fixed and variable component of which the latter will be adjusted every third anniversary of the new agreement for estimated executory costs. If the barges are idle, the lessor is required to attempt to sublease the barges to third parties with the revenue reducing Cleco Power’s lease payment. For the three and nine months ended September 30, 2018, Cleco Power paid $0.7 million and $1.3 million in lease payments, respectively. For the three and nine months ended September 30, 2018, Cleco Power received $0.2 million and $0.3 million of revenue from subleases, respectively.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

This agreement contains a provision for early termination upon the occurrence of any one of four cancellation events.
The following is an analysis of the leased property under Cleco Power’s capital lease:

(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Barges	$16,800	$—
Less: accumulated amortization	560	—
Net capital lease	$16,240	$—

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of September 30, 2018:

(THOUSANDS)
Three months ending Dec. 31, 2018	$653
Years ending Dec. 31,
2019	2,611
2020	2,611
2021	2,611
2022	2,611
2023	2,611
Thereafter	23,654
Total minimum lease payments	37,362
Less: executory costs	5,919
Net minimum lease payments	31,443
Less: amount representing interest	14,894
Present value of net minimum lease payments	$16,549
Current liabilities	$543
Non-current liabilities	$16,006

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.

Risks and Uncertainties
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco or its affiliates are not in compliance with loan agreements or bond indentures.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings Baa3 long-term issuer credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, taking into consideration the pending NRG South Central acquisition, S&P affirmed Cleco Holdings’ and Cleco Power’s corporate credit ratings at BBB- (stable) and BBB+ (stable), respectively. On April 7, 2018, Moody’s published a credit rating update that resulted in no change to the credit ratings or outlooks of Cleco Holdings or Cleco Power. On May 11, 2018, taking into consideration the pending NRG South Central acquisition, Fitch assigned a first-time long-term issuer default rating of BBB- at Cleco Holdings and BBB at Cleco Power. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded, Cleco Holdings or Cleco Power could be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. On July 31, 2018, Cleco amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Moody’s replaced Cleco Holdings’ senior secured debt rating with a senior unsecured debt rating of Baa3, and Fitch replaced Cleco Holdings’ senior secured debt rating with a senior unsecured debt rating of BBB-.
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

Note 13 — Affiliate Transactions
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2018		AT DEC. 31, 2017
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$97	$635	$743	$113
Support Group	1,275	9,939	608	8,582
Other (1)	—	—	4	2
Total	$1,372	$10,574	$1,355	$8,697
(1) Represents Attala and Perryville.

Note 14 — Intangible Assets and Goodwill
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. At the date of the Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed on the date of the Merger. Cleco Katrina/Rita records amortization expenses based on actual collections.
As a result of the Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. The intangible assets related to the power supply agreements are amortized over the remaining life of each applicable contract ranging between 5 years and 17 years.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

The following tables present Cleco and Cleco Power’s amortization of intangible assets:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	2018	2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$5,623	$4,643	$15,617	$12,837
Trade name	$64	$64	$191	$191
Power supply agreements	$2,420	$2,420	$7,260	$8,337

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	2018	2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$5,623	$4,643	$15,617	$12,837

The following tables summarize the balances for intangible assets subject to amortization for Cleco and Cleco Power:

Cleco
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Trade name	5,100	5,100
Power supply agreements	85,104	85,104
Gross carrying amount	160,798	160,798
Accumulated amortization	(69,016)	(45,948)
Net intangible assets subject to amortization	$91,782	$114,850

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2018	AT DEC. 31, 2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(151,453)	(135,836)
Net intangible assets subject to amortization	$26,084	$41,701

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
Cleco conducted its 2018 annual impairment test using an August 1, 2018, measurement date. The fair value of Cleco’s reporting segment, Cleco Power, was estimated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows, long-term rate of growth, the selection of comparable companies, and weighted-average cost of capital (WACC) or discount rate. Changes in these assumptions could materially affect the determination of fair value and goodwill impairment at Cleco Power. Based on the tests performed, management has determined that there was no impairment of Cleco Power’s goodwill as of August 1, 2018.
Management estimated the fair value of Cleco Power’s equity to be $3.55 billion at the August 1, 2018, measurement date. The carrying value of Cleco Power’s equity was approximately $3.30 billion with the excess of the fair value over the carrying value representing 7.5% or $247.4 million. There were no accumulated impairment charges.
The fair value estimate is particularly sensitive to WACC. WACC takes into account both the after-tax cost of debt and the cost of equity. WACC used for calculating the fair values as of August 1, 2018, was 5.7%. A downgrade in Cleco Power’s debt ratings could increase Cleco Power’s after-tax cost of debt. In addition, an increase in interest rates or return required by investors in equity markets could increase Cleco Power’s cost of equity. Any increase in the cost of equity or the cost of debt could materially impact Cleco Power’s fair value estimate. A WACC of 5.6% or 5.8% would have resulted in fair value calculations of $3.63 billion and $3.47 billion, respectively.
The fair value estimate is also sensitive to long-term cash flow growth rates applicable to periods beyond management’s five-year business plan. Management assumed a long-term cash flow growth rate of 2.5% based on historical and projected consumer price inflation, economic indicators, and projected industry growth. Any change in the expected terminal cash flow growth rate could materially impact Cleco Power’s fair value estimate. A terminal cash flow growth rate of 2.4% or 2.6% would have resulted in a fair value calculation of $3.48 billion and $3.62 billion, respectively. There was no impairment recorded for goodwill for 2017.

Note 15 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2018	FOR THE NINE MONTHS ENDED SEPT. 30, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(2,631)	$(2,921)
Amounts reclassified from accumulated AOCI
Amortization of postretirement benefit net loss	261	551
Net current-period other comprehensive income	261	551
Balances, Sept. 30, 2018	$(2,370)	$(2,370)

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2017	FOR THE NINE MONTHS ENDED SEPT. 30, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS)/GAIN
Balances, beginning of period	$(631)	$1,500
Other comprehensive loss before reclassifications
Postretirement benefits adjustment during the period	—	(2,065)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(44)	(110)
Net current-period other comprehensive loss	(44)	(2,175)
Balances, Sept. 30, 2017	$(675)	$(675)

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2018			FOR THE NINE MONTHS ENDED SEPT. 30, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(7,877)	$(5,178)	$(13,055)	$(8,377)	$(5,306)	$(13,683)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	312	—	312	812	—	812
Reclassification of net loss to interest charges	—	112	112	—	240	240
Net current-period other comprehensive income	312	112	424	812	240	1,052
Balances, Sept. 30, 2018	$(7,565)	$(5,066)	$(12,631)	$(7,565)	$(5,066)	$(12,631)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2017			FOR THE NINE MONTHS ENDED SEPT. 30, 2017
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,132)	$(5,411)	$(13,543)	$(7,905)	$(5,517)	$(13,422)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments during the period	—	—	—	(584)	—	(584)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	167	—	167	524	—	524
Reclassification of net loss to interest charges	—	53	53	—	159	159
Net current-period other comprehensive income (loss)	167	53	220	(60)	159	99
Balances, Sept. 30, 2017	$(7,965)	$(5,358)	$(13,323)	$(7,965)	$(5,358)	$(13,323)

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
The transaction remains subject to customary closing conditions, including receipt of required regulatory approvals by FERC and the LPSC. On February 27, 2018, Cleco filed a joint application seeking approval of the transaction with

FERC. On April 4, 2018, Cleco filed an application with the LPSC seeking approval of the transaction. Cleco has responded to several sets of LPSC data requests and on September 4, 2018, LPSC Staff filed testimony in the case assessing the transaction and identifying a number of commitments requested of Cleco. Cleco filed response testimony on October 5, 2018. The LPSC scheduled a hearing to begin on November 5, 2018, on the proposed acquisition.  The ALJ is expected to issue a recommended decision to the LPSC for its review and decision.
On April 4, 2018, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On June 19, 2018, the Committee on Foreign Investment in the United States approved and cleared Cleco’s application for the transaction to proceed. On August 7, 2018, the Federal Communication Commission’s consents to transfer licenses to Cleco Cajun became final. The Public Utility Commission of Texas approved Cleco’s application on October 12, 2018.
Cleco Cajun, NRG Energy, and NRG South Central have each made customary representations, warranties and covenants in the Purchase and Sale Agreement, which includes customary indemnification provisions. Cleco Holdings has agreed to guarantee the obligations of Cleco Cajun, subject to certain limitations. In addition, the closing is conditioned upon the execution and delivery of a lease

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Combined Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2018, and 2017.

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

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Cleco Power’s current key initiatives are continuing construction on the St. Mary Clean Energy Center project, the Terrebonne to Bayou Vista Transmission project, and the Coughlin Pipeline project; beginning construction on the Bayou Vista to Segura Transmission project; continuing the START project; initiating the DSMART project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 50-MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 and the unit is expected to be commercially operational in the first quarter of 2019 at an estimated cost of $126.4 million. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of September 30, 2018, Cleco Power had spent $104.0 million on the project.

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230-kilovolt transmission system for customers in south Louisiana. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $64.4 million. Construction began in July 2018 and is expected to be complete in the second quarter of 2019. As of September 30, 2018, Cleco Power had spent $32.6 million on the project.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. In June 2017, the LPSC approved the establishment of a regulatory asset for the revenue requirement associated with the Coughlin Pipeline project until Cleco Power seeks recovery in the new FRP, which is anticipated to be effective July 1, 2020. Construction on the

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

Coughlin Pipeline project began in September 2018. The project is expected to be complete in the third quarter of 2019 with an estimated cost of $31.8 million. As of September 30, 2018, Cleco Power had spent $8.6 million on the project.

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 47 miles of 230kV transmission line, a 230/138kV substation and three substation expansions in south Louisiana. The project is expected to cost approximately $142.7 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval in December 2017. The project is expected to begin construction in the fourth quarter of 2019 with the northern phase expected completion in fourth quarter of 2020 and the southern phase expected completion in fourth quarter of 2021.

START Project
The START project includes replacement of and improvement to Cleco’s enterprise business applications. The project’s objectives are to gain efficiencies through consistent, industry-leading work processes and practices; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. The project is at the end of the build phase and is transitioning to the testing phase. Management expects the project to be complete in the third quarter of 2019. The total estimated project cost is $136.5 million. As of September 30, 2018, Cleco had spent $92.4 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, with the first phase expected to begin in the first quarter of 2019. Management expects the project to be complete by the end of 2025.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2018, and 2017

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue, net	$358,256	$338,499	$19,757	5.8%
Operating expenses	272,146	240,709	(31,437)	(13.1)%
Operating income	$86,110	$97,790	$(11,680)	(11.9)%
Federal and state income tax expense	$11,419	$23,054	$11,635	50.5%
Net income	$47,360	$45,304	$2,056	4.5%

Operating revenue, net increased $19.8 million during the third quarter of 2018 compared to the third quarter of 2017 primarily due to higher fuel cost recovery revenue and higher base revenue, partially offset by higher electric customer credits at Cleco Power.
Operating expenses increased $31.4 million during the third quarter of 2018 compared to the third quarter of 2017 primarily due to higher recoverable fuel and power purchased expenses at Cleco Power, higher other operations expenses at Cleco Power, and expenses associated with the NRG South Central acquisition at Cleco Holdings.
Federal and state income tax expense decreased $11.6 million during the third quarter of 2018 compared to the third quarter of 2017 primarily due to $6.9 million for adjustments related to the reduction in the federal statutory tax rate prescribed by the TCJA, $4.4 million for the change in pretax income, excluding AFUDC equity, and $0.3 million for miscellaneous tax items.
The effective income tax rate for the third quarter of 2018 and 2017 was 19.4% and 33.7%, respectively. The estimated annual effective income tax rate used during the third quarter of 2018 and 2017 for Cleco may not be indicative of the full-year income tax rate.
Results of operations for Cleco Power are more fully described below.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue
Base	$192,188	$187,149	$5,039	2.7%
Fuel cost recovery	151,294	132,860	18,434	13.9%
Electric customer credits	(2,992)	(372)	(2,620)	(704.3)%
Other operations	20,186	20,768	(582)	(2.8)%
Affiliate revenue	223	209	14	6.7%
Operating revenue, net	360,899	340,614	20,285	6.0%
Operating expenses
Recoverable fuel and power purchased	151,291	132,866	(18,425)	(13.9)%
Non-recoverable fuel and power purchased	9,304	9,706	402	4.1%
Other operations	32,619	26,816	(5,803)	(21.6)%
Maintenance	18,218	17,812	(406)	(2.3)%
Depreciation and amortization	41,687	40,049	(1,638)	(4.1)%
Taxes other than income taxes	11,717	12,008	291	2.4%
Total operating expenses	264,836	239,257	(25,579)	(10.7)%
Operating income	$96,063	$101,357	$(5,294)	(5.2)%
Federal and state income tax expense	$18,016	$30,092	$12,076	40.1%
Net income	$63,336	$54,852	$8,484	15.5%

Cleco Power’s net income in the third quarter of 2018 increased $8.5 million compared to the third quarter of 2017 primarily as a result of the following factors:

•	lower federal and state income tax expense and

•	higher base revenue.

These increases were partially offset by:

•	higher other operations expense and

•	higher electric customer credits.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,156	1,113	3.9%
Commercial	793	771	2.9%
Industrial	583	535	9.0%
Other retail	35	35	—%
Total retail	2,567	2,454	4.6%
Sales for resale	904	924	(2.2)%
Total retail and wholesale customer sales	3,471	3,378	2.8%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$95,808	$92,782	3.3%
Commercial	50,670	49,848	1.6%
Industrial	22,555	21,690	4.0%
Other retail	2,774	2,732	1.5%
Surcharge	6,206	5,507	12.7%
Total retail	178,013	172,559	3.2%
Sales for resale	14,175	14,590	(2.8)%
Total base revenue	$192,188	$187,149	2.7%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2018 CHANGE
	2018	2017	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,691	1,519	1,511	11.3%	11.9%

Base
Base revenue increased $5.0 million during the third quarter of 2018 compared to the third quarter of 2017 primarily due to $5.3 million related to higher usage from warmer summer weather, partially offset by $0.3 million due to lower average rates. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during the third quarter of 2018 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $2.6 million during the third quarter of 2018 compared to the third quarter of 2017 primarily due to $8.0 million of accrued estimated refunds for the federal tax-related benefits of the TCJA and $0.1 million for higher accruals for site-specific customers. These increases were partially offset by a $5.5 million adjustment to the estimated accrued refunds for the June 2018 FRP monitoring report. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes — 2017 Tax Reform.”

Other Operations Expense
Other operations expense increased $5.8 million during the third quarter of 2018 compared to the third quarter of 2017 primarily due to $3.2 million of higher fees for outside services, $2.0 million of lower capitalized administrative and general expenses, $1.7 million of higher customer service expense, and $1.6 million of higher miscellaneous expenses. These increases were partially offset by $1.6 million of lower compensation expenses and $1.1 million for the absence of flood related uncollectible accounts deferred to regulatory assets.

Income Taxes
Federal and state income tax expense decreased $12.1 million during the third quarter of 2018 compared to the third quarter of 2017 primarily due to $9.8 million for adjustments related to the reduction in the federal statutory rate prescribed by the TCJA, $2.1 million for the change in pretax income, excluding AFUDC equity, and $0.2 million for miscellaneous tax items.
The effective income tax rate for the third quarter of 2018 and 2017 was 22.1% and 35.4%, respectively. The estimated annual effective income tax rate used during the third quarter of 2018 and 2017 for Cleco Power may not be indicative of the full-year income tax rate.

Comparison of the Nine Months Ended September 30, 2018, and 2017

Cleco
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue, net	$934,277	$897,662	$36,615	4.1%
Operating expenses	739,724	685,138	(54,586)	(8.0)%
Operating income	$194,553	$212,524	$(17,971)	(8.5)%
Interest income	$4,043	$1,046	$2,997	286.5%
Allowance for equity funds used during construction	$9,416	$4,446	$4,970	111.8%
Interest charges	$94,894	$92,800	$(2,094)	(2.3)%
Federal and state income tax expense	$21,947	$42,381	$20,434	48.2%
Net income	$84,060	$77,041	$7,019	9.1%

Operating revenue, net increased $36.6 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to higher fuel cost recovery revenue, higher base revenue, and higher other operations revenue, partially offset by higher electric customer credits at Cleco Power.
Operating expenses increased $54.6 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to higher recoverable fuel and power purchased expenses at Cleco Power, expenses associated with the NRG South Central acquisition at Cleco Holdings, higher generation maintenance expenses at Cleco Power, and higher depreciation and amortization at Cleco Power.
Interest income increased $3.0 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to higher interest rates and balances on temporary investments and interest on a note receivable at Cleco Power.
Allowance for equity funds used during construction increased $5.0 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to higher costs related to the St. Mary Clean Energy Center project, the START project, and the Terrebonne to Bayou Vista Transmission project.
Federal and state income tax expense decreased $20.4 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to $10.7 million for adjustments related to the reduction in the federal statutory tax rate prescribed by the TCJA, $7.1 million for the change in pretax income, excluding AFUDC equity, $1.6 million for adjustments for permanent tax differences, and $1.6 million for the flowthrough of state tax benefits. These decreases were partially offset by $0.6 million for miscellaneous tax items.
The effective income tax rate for the nine months ended September 30, 2018, and 2017 was 20.7% and 35.5%, respectively. The estimated annual effective income tax rate used during the nine months ended September 30, 2018, and 2017 for Cleco might not be indicative of the full-year income tax rate.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue
Base	$523,862	$498,417	$25,445	5.1%
Fuel cost recovery	380,884	349,000	31,884	9.1%
Electric customer credits	(24,276)	(1,045)	(23,231)	*
Other operations	61,066	58,083	2,983	5.1%
Affiliate revenue	651	649	2	0.3%
Operating revenue, net	942,187	905,104	37,083	4.1%
Operating expenses
Recoverable fuel and power purchased	380,880	348,853	(32,027)	(9.2)%
Non-recoverable fuel and power purchased	27,606	26,885	(721)	(2.7)%
Other operations	86,736	84,732	(2,004)	(2.4)%
Maintenance	71,434	66,496	(4,938)	(7.4)%
Depreciation and amortization	121,796	118,280	(3,516)	(3.0)%
Taxes other than income taxes	34,548	35,412	864	2.4%
Total operating expenses	723,000	680,658	(42,342)	(6.2)%
Operating income	$219,187	$224,446	$(5,259)	(2.3)%
Interest income	$3,560	$926	$2,634	284.4%
Allowance for equity funds used during construction	$9,416	$4,446	$4,970	111.8%
Interest charges	$53,658	$52,654	$(1,004)	(1.9)%
Federal and state income tax expense	$39,724	$63,010	$23,286	37.0%
Net income	$132,359	$108,439	$23,920	22.1%
* Not meaningful

Cleco Power’s net income in the first nine months of 2018 increased $23.9 million compared to the first nine months of 2017 primarily as a result of the following factors:

•	higher base revenue,

•	lower federal and state income tax expense,

•	higher other operations revenue,

•	higher allowance for equity funds used during construction, and

•	higher interest income.

These increases were partially offset by:

•	higher electric customer credits,

•	higher maintenance expense,

•	higher depreciation and amortization, and

•	higher other operations expense.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,957	2,692	9.8%
Commercial	2,110	2,026	4.1%
Industrial	1,662	1,529	8.7%
Other retail	100	99	1.0%
Total retail	6,829	6,346	7.6%
Sales for resale	2,326	2,256	3.1%
Total retail and wholesale customer sales	9,155	8,602	6.4%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2018	2017	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$238,922	$221,689	7.8%
Commercial	147,922	143,549	3.0%
Industrial	67,183	64,778	3.7%
Other retail	8,234	7,980	3.2%
Surcharge	17,637	16,241	8.6%
Total retail	479,898	454,237	5.6%
Sales for resale	43,964	44,180	(0.5)%
Total base revenue	$523,862	$498,417	5.1%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2018 CHANGE
	2018	2017	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	881	440	942	100.2%	(6.5)%
Cooling degree-days	2,948	2,675	2,531	10.2%	16.5%

Base
Base revenue increased $25.4 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to $24.1 million related to higher usage from colder winter weather and warmer summer weather and $1.3 million due to higher average rates. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during the first nine months of 2018 was regulated by the LPSC. Recovery of FAC costs is

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

Electric Customer Credits
Electric customer credits increased $23.2 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to $22.7 million of accrued estimated refunds for the federal tax-related benefits of the TCJA. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes — 2017 Tax Reform.”

Other Operations Revenue
Other operations revenue increased $3.0 million during the first nine months of 2018 compared to the first nine months of 2017 primarily related to $2.3 million of higher revenue from wholesale customers due to the absence of issuing customer credits relating to the MISO ROE complaints, $0.4 million of higher net transmission and distribution revenue, and $0.3 million of higher net generation revenue from SSR payments. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — SSR.”

Other Operations Expense
Other operations expense increased $2.0 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to $3.8 million of higher fees for outside services, $2.3 million of lower capitalized administrative and general expenses, $2.1 million of higher generation operations expense, $1.4 million of higher distribution operations expense, $0.9 million of higher employee benefits expenses, and $0.8 million of higher customer service expenses. These decreases were partially offset by $6.9 million of lower compensation expenses, $2.0 million for the absence of the write-off of an uncollectible account, and $0.4 million for lower miscellaneous expenses.

Maintenance Expense
Maintenance expense increased $4.9 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to $5.7 million of higher net generating station outage and routine maintenance expenses partially offset by $0.8 million of lower miscellaneous maintenance expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $3.5 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to $3.1 million of normal recurring additions to fixed assets and $2.8 million of higher amortization of storm damages, which is based on collections from customers. These increases were partially offset by $1.6 million of lower amortization of regulatory assets, $0.7 million of higher deferrals of corporate franchise taxes to regulatory assets, and $0.1 million of lower miscellaneous amortization.

Interest Income
Interest income increased $2.6 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to $1.4 million of higher interest rates and balances on temporary investments, $0.8 million of interest on a note receivable, and $0.4 million of higher miscellaneous interest income.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $5.0 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to higher costs related to the St. Mary Clean Energy Center project, the START project, and the Terrebonne to Bayou Vista Transmission project.

Interest Charges
Interest charges increased $1.0 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to $3.7 million of interest on long-term debt from senior notes issued in December 2017 and March 2018. This increase was partially offset by $1.9 million of higher allowance for borrowed funds used during construction and $0.8 million of lower interest on Cleco Katrina/Rita storm recovery bonds.

Income Taxes
Federal and state income tax expense decreased $23.3 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to $18.9 million for adjustments related to the reduction in the federal statutory tax rate prescribed by the TCJA, $1.7 million for the change in pretax income, excluding AFUDC equity, $1.6 million for adjustments for permanent tax differences, and $1.6 million for the flowthrough of state tax benefits. These decreases were partially offset by $0.5 million for miscellaneous tax items.
The effective income tax rate for the nine months ended September 30, 2018, and 2017 was 23.1% and 36.8%, respectively. The estimated annual effective income tax rate used during the first nine months of 2018 and 2017 for Cleco Power might not be indicative of the full-year income tax rate.

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

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2018:

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB-	Baa3	BBB-
Cleco Power	BBB+	A3	BBB+	BBB+	A3	BBB

On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings’ Baa3 long-term issuer credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, taking into consideration the pending NRG South Central acquisition, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. On April 7, 2018, Moody’s published a credit rating update that resulted in no change to the credit ratings or outlooks of Cleco Holdings or Cleco Power. On May 11, 2018, taking into consideration the pending NRG South Central acquisition, Fitch assigned a first-time long-term issuer default rating of BBB- at Cleco Holdings and BBB at Cleco Power. On July 31, 2018, Cleco amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Moody’s replaced Cleco Holdings’ senior secured debt rating with a senior unsecured debt rating of Baa3, and Fitch replaced Cleco Holdings’ senior secured debt rating with a senior unsecured debt rating of BBB-.
Cleco notes that credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded, Cleco Holdings or Cleco Power could be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.
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
Cleco Power participates in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At September 30, 2018, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
As a result of a request by the LPSC, Cleco Power began accruing an estimated reserve for the change in the tax rates beginning January 1, 2018. At September 30, 2018, Cleco Power had $22.7 million accrued for the estimated federal tax-related benefits from the TCJA. On October 5, 2018, the LPSC Staff issued a final report and proposed rule that would require utilities to adjust formula rates the earlier of January 31, 2019, or the next date required for implementation of compliance rate changes under the normal operation of the FRP. All utilities must file a report with the LPSC by December 1, 2018, describing its methodology for TCJA refunds and related items, including the allocation of such refunds among jurisdictional customers. The final rule was approved by the LPSC on October 26, 2018. Cleco Power expects to file its application with the LPSC no later than December 1, 2018. Rates are anticipated to go into effect the month following LPSC approval. Cleco Power expects to refund the amount accrued for the change in the tax rate based on July 2018 usage, after LPSC review and approval. Cleco Power expects to address the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its new FRP, which will be filed by July 1, 2019, with

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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
The Registrants have made a reasonable estimate for the measurement and accounting of certain effects of the TCJA which were reflected in the December 31, 2017, financial statements. The accounting for these provisional items decreased deferred income tax expense for Cleco and Cleco Power by $46.3 million and $14.3 million, respectively, for the year ended December 31, 2017. The impacts of the TCJA also resulted in a decrease in the ADIT liability for Cleco and Cleco Power by $394.9 million and $362.9 million, respectively, at December 31, 2017. The reduction to ADIT, including the effects on income tax expense, regulatory liabilities, and effects on future periods, are provisional and subject to change. Due to the timing and complexity of the TCJA, further regulatory guidance and additional analysis is required to finalize the accounting treatment of ADIT. For the nine months ended September 30, 2018, there were no adjustments in the ADIT liability related to the TCJA for Cleco or Cleco Power. Cleco expects that any final adjustments to the provisional amounts will be recorded in the fourth quarter of 2018, which could have a material effect on the results of operations of Cleco. Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.
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

Debt

Cleco Consolidated
At September 30, 2018, and December 31, 2017, Cleco had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At September 30, 2018, Cleco’s long-term debt outstanding was $2.90 billion, of which $21.1 million was due within one year. The long-term debt due within one year at September 30, 2018, represents $20.6 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments. For Cleco, long-term debt increased by $42.2 million from December 31, 2017, primarily due to the issuance of $50.0 million of senior notes on March 26, 2018, a $16.8 million increase in capital lease obligations, and $1.2 million related to debt discount and expense. These increases were partially offset by $19.2 million of scheduled payments made on Cleco Katrina/Rita storm recovery bonds, $6.3 million for amortization of long-term debt fair value adjustments related to the Merger, and 0.3 million of capital lease principal payments.
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
Cash and cash equivalents available at September 30, 2018, were $185.6 million combined with $400.0 million credit facility capacity ($100.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $585.6 million.
At September 30, 2018, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting.”
At September 30, 2018, and December 31, 2017, Cleco had a working capital surplus of $246.0 million and $271.4 million, respectively. The $25.4 million decrease in working capital is primarily due to:

•	a $44.7 million increase in taxes payable primarily due to accrual of property taxes and provision for income taxes,

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

•	a $30.1 million decrease in fuel inventory primarily due to higher usage of lignite, partially offset by higher coal purchases,

•	a $26.2 million increase in interest accrued primarily due to timing of interest payments,

•	a $22.7 million increase in provision for rate refund primarily due to the estimated refund due to retail customers for the federal tax-related benefits of the TCJA,

•	a $7.8 million decrease in restricted cash and cash equivalents,

•
a $7.7 million increase in other current liabilities due to timing of benefits and incentives accruals, higher accruals for SSR capital expenditures, partially offset by timing of payroll accruals, and

•
a $6.6 million decrease in other accounts receivable primarily due to the receipt of an insurance reimbursement, timing of receipt of transmission revenue, partially offset by timing of pole attachment billings.

These decreases in working capital were partially offset by:

•	a $66.5 million increase in cash and cash equivalents,

•	a $33.5 million increase in accumulated deferred fuel due to additional deferrals through a fuel surcharge and timing of fuel revenue collections, and

•	a $20.4 million increase in customer accounts receivable primarily due to an increase in retail revenue, partially offset by payments made on deferred agreements.

Cleco Holdings (Holding Company Level)
At September 30, 2018, and December 31, 2017, Cleco Holdings had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At September 30, 2018, Cleco Holding’s long-term debt outstanding was $1.49 billion, none of which was due within one year.
At September 30, 2018, and December 31, 2017, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.
Cash and cash equivalents available at September 30, 2018, were $126.2 million, combined with $100.0 million credit facility capacity for total liquidity of $226.2 million.

Cleco Power
At September 30, 2018, and December 31, 2017, Cleco Power had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At September 30, 2018, Cleco Power’s long-term debt outstanding was $1.41 billion, of which $21.1 million was due within one year. The long-term debt due within one year at September 30, 2018, represents $20.6 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments. For Cleco Power, long-term debt increased $48.2 million from December 31, 2017, primarily due to the issuance of $50.0 million of senior notes on

March 26, 2018, a $16.8 million increase in capital lease obligations, and $0.9 million related to debt discount and expense. These increases were partially offset by $19.2 million of scheduled payments made on Cleco Katrina/Rita storm recovery bonds and $0.3 million of capital lease principal payments.
At September 30, 2018, and December 31, 2017, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.
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
Cash and cash equivalents available at September 30, 2018, were $59.4 million, combined with $300.0 million credit facility capacity for total liquidity of $359.4 million.
At September 30, 2018, and December 31, 2017, Cleco Power had a working capital surplus of $111.1 million and $169.6 million, respectively. The $58.5 million decrease in working capital is primarily due to:

•	a $30.1 million decrease in fuel inventory primarily due to higher usage of lignite, partially offset by higher coal purchases,

•	a $22.7 million increase in provision for rate refund primarily due to the estimated refund due to retail customers for the federal tax-related benefits of the TCJA,

•	a $15.6 million increase in interest accrued primarily due to timing of interest payments,

•	a $10.4 million decrease in cash and cash equivalents,

•	a $7.9 million increase in taxes payable primarily due to accrual of property taxes and provision for income taxes, partially offset by an intercompany settlement of a tax liability,

•	a $7.8 million decrease in restricted cash and cash equivalents, and

•
a $7.0 million decrease in other accounts receivable primarily due to the receipt of an insurance reimbursement, timing of receipt of transmission revenue, partially offset by timing of pole attachment billings.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

These decreases in working capital were partially offset by:

•	a $33.5 million increase in accumulated deferred fuel due to additional deferrals through a fuel surcharge and timing of fuel revenue collections and

•	a $20.4 million increase in customer accounts receivable primarily due to an increase in retail revenue, partially offset by payments made on deferred agreements.

Credit Facilities
At September 30, 2018, Cleco Holdings had a $100.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. At September 30, 2018, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level, Cleco Holdings could be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At September 30, 2018, Cleco Power had a $300.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. At September 30, 2018, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power could be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt Limitations
The Merger Commitments include provisions limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Additionally, in accordance with the Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. The Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. At September 30, 2018, and December 31, 2017, Cleco Holdings and Cleco Power were in compliance with the provisions of the Merger Commitments that could restrict the amount of distributions available. For more information on the Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Annual Report on Form 10-K for the year ended December 31, 2017.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $285.2 million and $246.9 million during the nine months ended September 30, 2018, and 2017, respectively. Net cash provided by operating activities increased $38.3 million primarily due to:

•	lower payments for fuel purchases of $35.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	lower payments of $18.0 million due to timing of property tax payments,

•	higher collections from customers of $10.9 million due to lower Merger credits used in 2018 and timing of collections,

•	lower payment for affiliate settlements of $7.2 million,

•	higher collections of $5.5 million primarily due to SSR revenue,

•	higher receipts of $5.4 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures, and

•	higher receipts of advanced deposits for operations and maintenance costs on jointly owned generating units of $3.9 million.

These increases were partially offset by:

•	lower net fuel and power purchase collections of $37.1 million primarily due to timing of collections and

•	higher pay out for employee benefits of $8.2 million.

Net Investing Cash Flow
Net cash used in investing activities was $197.0 million and $179.3 million during the nine months ended September 30, 2018, and 2017, respectively. Net cash used in investing activities increased $17.7 million primarily due to:

•	issuance of a $16.8 million note receivable and

•	higher additions to property, plant, and equipment, net of AFUDC, of $4.0 million.

For more information about the note receivable, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

Net Financing Cash Flow
Net cash used in financing activities was $30.7 million during the nine months ended September 30, 2018. Net cash used in financing activities was $97.6 million during the nine months ended September 30, 2017. Net cash used in financing activities decreased $66.9 million primarily due to:

•	absence of payments on Cleco’s credit facility of $134.0 million,

•	the $50.0 million issuance of the second tranche of senior notes in March 2018, and

•	lower distributions to Cleco Group of $23.5 million.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

This decrease was partially offset by:

•	absence of draws on Cleco’s credit facilities of $134.0 million and

•	absence of issuance of $6.5 million of short-term debt.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $270.9 million and $236.0 million during the nine months ended September 30, 2018, and 2017, respectively. Net cash provided by operating activities increased $34.9 million primarily due to:

•	lower payments for fuel purchases of $35.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	lower payments of $18.0 million due to timing of property tax payments,

•	higher collections from customers of $10.9 million due to lower Merger credits used in 2018 and timing of collections,

•	higher collections of $5.5 million primarily due to SSR revenue,

•	higher receipts of $5.4 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures, and

•	higher receipts of advanced deposits for operations and maintenance costs on jointly owned generating units of $3.9 million.

These increases were partially offset by:

•	lower net fuel and power purchase collections of $37.1 million primarily due to timing of collections,

•	higher payments for affiliate settlements of $8.9 million, and

•	higher pay out for employee benefits of $6.4 million.

Net Investing Cash Flow
Net cash used in investing activities was $198.9 million and $177.9 million during the nine months ended September 30, 2018, and 2017, respectively. Net cash used in investing activities increased $21.0 million primarily due to:

•	issuance of a $16.8 million note receivable and

•	higher additions to property, plant, and equipment, net of AFUDC, of $5.1 million.

For more information about the note receivable, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

Net Financing Cash Flow
Net cash used in financing activities was $91.6 million during the nine months ended September 30, 2018. Net cash used in financing activities was $88.4 million during the nine months ended September 30, 2017. Net cash used in financing activities increased $3.2 million primarily due to:

•	absence of draws on Cleco Power’s credit facility of $106.0 million,

•	higher distributions to Cleco Holdings of $46.4 million, and

•	absence of issuance of $6.5 million of short-term debt.

These increases were partially offset by:

•	absence of payments on Cleco’s credit facility of $106.0 million and

•	the $50.0 million issuance of the second tranche of senior notes in March 2018.

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

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco’s operational and information technology systems and networks due to a physical or cyberattack, or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. In addition, Cleco’s pending acquisition of NRG South Central could increase the risk associated with cybersecurity that could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows including phishing attacks, denial of service attacks, and employee insider attacks. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Information Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each quarter, management provides cybersecurity updates to Cleco’s Board of Managers. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Technology and Terrorism Threats” in the Registrants’ Combined Annual

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

Retail Rates of Cleco Power

Fuel Rates
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. For more information on the FAC and the most recent fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

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

Wholesale Rates of Cleco Power
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its triennial market power analysis with FERC in December 2017. Cleco Power expects a determination from FERC in the fourth quarter of 2018. Management is unable to predict the outcome of this filing. If FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

Transmission, Distribution, and Generation Projects
Cleco Power is currently involved in the Terrebonne to Bayou Vista and Bayou Vista to Segura transmission projects, as well as the DSMART project. Cleco Power is also involved in the St. Mary Clean Energy Center project, which is a waste heat generating unit, and the Coughlin Pipeline project. For information on these projects, see “— Overview — Cleco Power.”

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
A NERC Reliability Standards audit is conducted every three years. Cleco Power’s next NERC Reliability Standards audit is scheduled to begin in October of 2019.
A NERC Critical Infrastructure Protection audit is also conducted every three years. A NERC Critical Infrastructure Protection audit was conducted in February 2017. There were three violations associated with the February 2017 audit. Cleco Power has completed the mitigation plans for the violations. The SPP RE has approved two of the mitigation plans. The third mitigation plan has been transferred to SERC due to the dissolution of the SPP RE. SERC continues to analyze Cleco Power’s mitigation plan.
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

Lignite Deferral
At September 30, 2018, and December 31, 2017, Cleco Power had $1.9 million and $3.8 million, respectively, in uncollected deferred lignite mining costs. For more information on Cleco Power’s deferred lignite mining expenditures, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Lignite Deferral” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, on October 20, 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. On February 20, 2018, Cleco Power filed the data assumptions to be used in its IRP analysis. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholder meeting was held on April 5, 2018. Comments from the stakeholders were filed on June 5, 2018. Cleco Power responded to multiple sets of data requests. The schedule outlined in the General Order calls for Cleco Power to file a draft IRP in January 2019 and a final report in August 2019.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. On February 7, 2018, taking into consideration the pending NRG South Central acquisition, Moody’s placed Cleco Holdings’ Baa3 long-term issuer credit rating on review for downgrade and affirmed Cleco Power at A3 (stable). Also on February 7, 2018, taking into consideration the pending NRG South Central acquisition, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. On April 7, 2018, Moody’s published a credit rating update that resulted in no change to the credit ratings or outlooks of Cleco Holdings or Cleco Power. On May 11, 2018, taking into consideration the pending NRG South Central acquisition, Fitch assigned a first-time long-term issuer default rating of BBB- at Cleco Holdings and BBB at Cleco Power. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded, Cleco Holdings or Cleco Power could be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities. On July

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

31, 2018, Cleco amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Moody’s replaced Cleco Holdings’ senior secured debt rating with a senior unsecured debt rating of Baa3, and Fitch replaced Cleco Holdings’ senior secured debt rating with a senior secured debt rating of BBB-.

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
At September 30, 2018, Cleco Holdings had no variable-rate debt outstanding under its $100.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At September 30, 2018, Cleco Holdings had a $300.0 million long-term variable rate bank term loan outstanding. Amounts outstanding under the bank term loan bear interest at LIBOR plus 1.625%. At September 30, 2018, the all-in rate was 3.785%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $3.0 million.
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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. There were no open natural gas positions at September 30, 2018. Cleco Power is currently working with the LPSC to establish a natural gas hedging pilot program. For more information on the program, see Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Risk Management.”
Cleco Power purchases FTRs in auctions facilitated by MISO. The majority of its FTRs are purchased in annual auctions during the second quarter, but Cleco Power may purchase additional FTRs in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Cleco Power’s customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power records FTRs at their estimated fair value when purchased. Each accounting period, Cleco Power adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices. Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Condensed Consolidated Statements of Income. At September 30, 2018, Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $23.2 million in Energy risk management assets and $0.9 million in Other current liabilities. For more information on FTRs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Fair Value Accounting — Commodity Contracts.”

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
At September 30, 2018, Cleco Power had no variable-rate debt outstanding and no debt outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of September 30, 2018. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the

Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS

Other than the addition of the FERC Audit risk factor in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “June 30, 2018, Quarterly Report on Form 10-Q”), there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the 2017 Annual Report on Form 10-K and see the risk factors disclosed under Part II, Item 1A, “Risk Factors” of the June 30, 2018, Quarterly Report on Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

and Item 104 of Regulation S-K is included in Exhibit 95 to this Combined Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

CLECO
12(a)	Computation of Ratios of Earnings to Fixed Charges
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
12(b)	Computation of Ratios of Earnings to Fixed Charges
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2018 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: October 31, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: October 31, 2018