Form 10-K
period 2018-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2019-02-27
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2018
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

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  Yes ☐   No☒

Indicate by check mark whether the Registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Cleco Corporate Holdings LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):
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

CLECO
CLECO POWER	2018 FORM 10-K

This Combined Annual Report on Form 10-K (this “Annual Report on Form 10-K”) is separately filed by Cleco Corporate Holdings LLC and Cleco Power LLC. Information in this filing relating to Cleco Power LLC is filed by Cleco Corporate Holdings LLC and separately by Cleco Power LLC on its own behalf. Cleco Power LLC makes no representation as to information relating to Cleco Corporate Holdings LLC (except as it may relate to Cleco Power LLC) or any other affiliate or subsidiary of Cleco Corporate Holdings LLC.
This Annual Report on Form 10-K should be read in its entirety as it pertains to each respective Registrant. The Notes to the Financial Statements for the Registrants and certain other sections of this Annual Report on Form 10-K are combined.

CLECO
CLECO POWER	2018 FORM 10-K

GLOSSARY OF TERMS
References in Part III, Item 11 in this filing to “we,” “our,” and “the Company” mean Cleco Corporate Holdings LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments
Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434 of which a performance report must be filed annually by October 31 for the 12 months ending June 30

401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARRA	American Recovery and Reinvestment Act of 2009
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
BCI	British Columbia Investment Management Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CAA	Clean Air Act
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in NRG South Central which closed on February 4, 2019.
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners
Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MIRA, BCI, John Hancock Financial, and other infrastructure investors

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
CO2	Carbon dioxide
Cottonwood Energy
Cottonwood Energy Company LP, a wholly owned subsidiary of Cleco Cajun. Prior to the closing of the Cleco Cajun Transaction on February 4, 2019, Cottonwood Energy was an indirect subsidiary of NRG South Central.

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EGU	Electric Generating Unit
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESPP	Employee Stock Purchase Plan

CLECO
CLECO POWER	2018 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LED	Louisiana Economic Development
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan
Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects. This fund was dissolved effective January 25, 2019.
NOAA	National Oceanic and Atmospheric Administration
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
ppb	Parts per billion
Predecessor	Pre-merger activity of Cleco. Cleco has accounted for the 2016 Merger transaction by applying the acquisition method of accounting. The predecessor period is not comparable to the successor period.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, NRG South Central, and Cleco Cajun
RE	Regional Entity
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization

CLECO
CLECO POWER	2018 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
SPP RE	Southwest Power Pool Regional Entity
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
STIP	Short-Term Incentive Plan
Successor	Post-merger activity of Cleco. Cleco has accounted for the 2016 Merger transaction by applying the acquisition method of accounting. The successor period is not comparable to the predecessor period.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
USBCDC	US Bancorp Community Development Corporation
VaR	Value-at-Risk

CLECO
CLECO POWER	2018 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	the effects of the Cleco Cajun Transaction and the 2016 Merger on Cleco Holdings’ and Cleco Power’s business relationships, operating results, and business generally,

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

•	the ability to recover fuel costs through the FAC,

•	the ability to successfully integrate the assets acquired in the Cleco Cajun Transaction into Cleco’s operations,

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

•	reliance on third parties for determination of Cleco’s commitments and obligations to markets for generation resources and reliance on third-party transmission services,

•	global and domestic economic conditions, including the

ability of customers to continue paying their utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, changes in commodity prices, and inflation rates,

•	political uncertainty in the U.S., including the ongoing debates related to the U.S. federal government budget and debt ceiling, and volatility and disruption in global capital and credit markets,

•	the ability of the lignite reserves at Dolet Hills to provide sufficient fuel to the Dolet Hills Power Station for seasonal operations until at least 2036,

•	Cleco Power’s ability to maintain its right to sell wholesale power at market-based rates within its control area,

•	Cleco Power’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	reliability of Cleco Power’s generating facilities,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

•
the impact of current or future environmental laws and regulations, including those related to CCRs, greenhouse gases, and energy efficiency that could limit or terminate the operation of Cleco’s generating units, increase costs, or reduce customer demand for electricity,

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

•
changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of tax positions, or changes in other regulating policies that may result in a change to tax benefits or expenses,

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the 2016 Merger Commitments,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

CLECO
CLECO POWER	2018 FORM 10-K

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	credit ratings of Cleco Holdings and Cleco Power,

•	Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	workforce factors, including aging workforce, changes in management, and unavailability of skilled employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2018, and 2017 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report on Form 10-K.
All subsequent written and oral forward-looking statements attributable to the Registrants, or persons acting on their behalf, are expressly qualified in their entirety by the factors identified above.
Any forward-looking statement is considered only as of the date of this Annual Report on Form 10-K and, except as required by law, the Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO
CLECO POWER	2018 FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL
Cleco Holdings is a public utility holding company that holds investments in several subsidiaries, including Cleco Power. Prior to the Cleco Cajun Transaction, substantially all of Cleco Holdings’ operations were conducted through Cleco Power. Cleco Holdings, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to provisions of the Public Utility Holding Company Act of 2005. Cleco Holdings’ predecessor was incorporated on October 30, 1998, under the laws of the state of Louisiana. On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. For more information on the 2016 Merger, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Business Combinations.”
Cleco Power is a regulated electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. Cleco Power owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 291,000 customers in Louisiana through its retail business. Additionally, Cleco Power supplies wholesale power in Louisiana and Mississippi. Cleco Power was organized as a limited liability company under the laws of the state of Louisiana on December 12, 2000. Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana.
Cleco Cajun was organized on December 28, 2017, under the laws of the state of Louisiana. On February 4, 2019, the Cleco Cajun Transaction was completed. For more information on the Cleco Cajun Transaction, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Cleco Cajun Transaction.”
At December 31, 2018, Cleco had 1,212 employees. Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400. Cleco’s website is located at https://www.cleco.com. Cleco and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s electronically filed reports can also be obtained on the SEC’s website located at https://www.sec.gov. Cleco’s governance guidelines, code of conduct for financial managers, ethics and business standards, and the charters of its boards of managers’ audit, leadership development and compensation, business planning and budget review, governance and public affairs, and asset management committees are available on its website and available in print upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.

At December 31, 2018, Cleco Power had 996 employees. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
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
Because the Cleco Cajun Transaction closed after December 31, 2018, the Registrants’ respective consolidated financial statements and the notes thereto do not include or take into account the closing and the effects of the Cleco Cajun Transaction. For more information on the Cleco Cajun Transaction, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Cleco Cajun Transaction.”

OPERATIONS

Cleco Power

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2018, and 2017 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2018, Cleco Power’s aggregate net electric generating capacity was 3,162 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. Beginning March 1, 2019, Cleco Power intends to operate Dolet Hills Power Station from June through September of each year; however, Dolet Hills Power Station will be available to operate in other months, as needed. Cleco Power will continue to evaluate the cost of operating the Dolet Hills Power Station compared with other alternatives and decide the best course of action for the Dolet Hills Power Station within the LPSC regulatory requirements and recovery mechanism. The following table sets forth certain information with respect to Cleco Power’s generating facilities as of December 31, 2018:

CLECO
CLECO POWER	2018 FORM 10-K

GENERATING STATION	YEAR OF INITIAL OPERATION	NAMEPLATE CAPACITY (MW)	(1)	NET CAPACITY (MW)	(2)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		416		natural gas	steam
Rodemacher Unit 2	1982	157	(3)	148	(3)	coal	steam
Madison Unit 3	2010	641		627		petroleum coke/coal	steam
Acadia Unit 1	2002	580		555		natural gas	combined cycle
Coughlin Unit 6	2000	264		246		natural gas	combined cycle
Coughlin Unit 7	2000	511		484		natural gas	combined cycle
Teche Unit 3	1971	359		331		natural gas	steam
Teche Unit 4	2011	33		34		natural gas	combustion
Dolet Hills Power Station	1986	325	(4)	321	(4)	lignite	steam
Total generating capability		3,310		3,162
(1) Nameplate capacity is the capacity at the start of commercial operations.
(2) Based on capacity testing of the generating units and operational tests performed between May and August 2018. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2018	11,848	94.6%
2017	10,864	91.1%
2016	12,759	103.6%
2015	12,564	100.2%
2014	9,858	74.9%

Cleco Power’s generation dispatch and transmission operations are integrated with MISO. The amount of power generated by Cleco Power is dictated by the availability of Cleco Power’s generating fleet and the manner in which MISO dispatches each generating unit. Depending on how generating units are dispatched by MISO, the amount of power generated may be greater than or less than total energy requirements. Generating units are dispatched by referencing each unit’s economic efficiency as it relates to the overall MISO market. For more information on MISO, see Part II, Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power.”

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

		LIGNITE		COAL		NATURAL GAS	PETROLEUM COKE		WEIGHTED AVERAGE COST PER MWh
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION
2018	$93.88	6.9%	$22.55	16.7%	$26.81	52.6%	$26.54	23.8%	$30.66
2017	$44.70	8.9%	$24.75	12.4%	$27.19	51.3%	$22.50	27.4%	$27.16
2016	$50.39	13.0%	$28.13	9.3%	$20.84	52.9%	$18.77	24.8%	$24.86
2015	$46.87	16.9%	$28.68	9.7%	$21.37	50.6%	$19.80	22.8%	$26.04
2014	$44.79	14.6%	$27.34	15.6%	$37.00	35.0%	$21.52	34.8%	$31.19

Power Purchases
Cleco Power is a participant in the MISO market. MISO makes economic and routine dispatch decisions regarding Cleco Power’s generating units. Power purchases are made at prevailing market prices, also referred to as LMP, which are highly correlated to natural gas prices. LMP includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have higher LMPs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.” For information on the cost benefit analysis of Cleco Power’s MISO membership, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — MISO Cost Benefit Analysis.”

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2. During 2018, Cleco Power contracted with Cloud Peak Energy, Arch Coal Sales, and Coal Network LLC to provide Cleco Power’s coal needs at Rodemacher Unit 2, utilizing short-term spot coal agreements. The coal supply agreements were fixed-price contracts or based on market indexes. For 2019, Cleco Power intends to meet its coal needs through short-term spot coal agreements which are expected to be fixed-price contracts or based on market indexes. For the transportation of coal, Cleco Power has an agreement with Union Pacific Railroad Company to transport coal from Wyoming’s Powder

CLECO
CLECO POWER	2018 FORM 10-K

River Basin to Rodemacher Unit 2. The transportation agreement is for three years, expiring December 31, 2019. Cleco Power expects to renegotiate with Union Pacific Railroad Company to continue this transportation agreement. Cleco Power leases 200 railcars to transport its coal under two leases. One lease expires on March 31, 2021, and the newest lease, which was entered into on April 1, 2017, expires on March 31, 2020.
The continuous supply of coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. At December 31, 2018, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 77,000 tons (approximately a 32-day supply).
Cleco Power uses a combination of petroleum coke and Illinois Basin coal for generation at Madison Unit 3. Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region. During 2018, Cleco received its petroleum coke supply from multiple refineries located along the upper and lower Mississippi River. Cleco purchased slightly more than 900,000 tons of petroleum coke during 2018, all of which were either an evergreen extension of a previous agreement or a negotiated agreement for one year ending December 31, 2018. For 2019, Cleco has contracted for 650,000 tons of petroleum coke from multiple refineries located along the upper and lower Mississippi River through one-year agreements ending December 31, 2019. The agreements are priced according to the Jacobs Consultancy Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2018, Cleco purchased approximately 525,000 tons of Illinois Basin coal. Cleco Power uses Louisiana waterways, such as the Mississippi River and the Red River, to deliver both petroleum coke and Illinois Basin coal to the Madison Unit 3 plant site. The continuous supply of petroleum coke and Illinois Basin coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Savage Inland Marine is Cleco Power’s exclusive transportation coordinator and provider. From September 2017 until April 2, 2018, Cleco Power had a logistics agreement with Savage Services that renewed on a month-to-month basis. On April 2, 2018, Cleco Power entered into a new logistics agreement with Savage Inland Marine that is set to expire in March 2033. At December 31, 2018, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 366,000 tons and Cleco Power’s Illinois Basin coal inventory at Madison Unit 3 was approximately 126,000 tons. The total fuel inventory was 492,000 tons (approximately a 98-day supply).
Cleco Power uses lignite for generation at the Dolet Hills Power Station. Cleco Power and SWEPCO each own an undivided 50% interest in the other’s leased and owned lignite reserves within the Dolet Hills mine in northwestern Louisiana. Additionally, through Oxbow, which is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power and SWEPCO control 74 million tons of estimated recoverable lignite reserves also located in northwestern Louisiana. Cleco Power and SWEPCO have entered into a long-term agreement with DHLC for the mining and delivery of lignite reserves at both mines, which are operated by SWEPCO. The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee. The term of this contract runs until all economically mineable lignite has been mined. The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station for seasonal operations until at least 2036. At December 31, 2018, Cleco Power’s investment in Oxbow was $18.2 million. For information regarding deferred mining costs and obligations associated with this mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Regulatory Assets and Liabilities — Mining Costs,” Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees,” and “— Long-Term Purchase Obligations.” For more information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Variable Interest Entities.”
The continuous supply of lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. During 2018, the cost of lignite per MWh increased primarily due to the mine continuing to incur fixed costs, despite fewer tons of lignite mined compared to prior years. At December 31, 2018, Cleco Power’s lignite inventory at Dolet Hills was approximately 239,000 tons (approximately a 38-day supply).

Natural Gas Supply
During 2018, Cleco Power purchased 36.1 million MMBtu of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table:

NATURAL GAS SUPPLIER	2018 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Tenaska Marketing Ventures	10,087,891	27,638	28.0%
Shell Energy North America	5,107,793	13,994	14.2%
DTE Energy Trading, Inc.	4,439,000	12,162	12.3%
Sequent Energy Management	4,323,600	11,845	12.0%
BP Energy Company	2,506,778	6,868	7.0%
Range Resources	2,302,930	6,309	6.4%
Spire Marketing, Inc.	1,600,108	4,384	4.4%
Mansfield Power and Gas	1,199,400	3,286	3.3%
Others	4,487,609	12,295	12.4%
Total	36,055,109	98,781	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities that allow it to access various natural gas supply markets and maintain a reliable, economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2018. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. During 2018, in order to partially address potential natural gas fuel curtailments and interruptions, Cleco contracted for natural gas firm transportation with several interstate pipelines

CLECO
CLECO POWER	2018 FORM 10-K

for a period of one year ending in late 2019. Additionally, the Coughlin Pipeline project, expected to be completed in the third quarter of 2019, is expected to increase reliability for natural gas delivery and mitigate exposure to transportation cost increases. For more information on the Coughlin Pipeline project see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Coughlin Pipeline Project.”
Cleco uses gas storage in order to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. At December 31, 2018, Cleco Power had 1.7 million MMBtu of gas in storage. Currently, Cleco Power anticipates that its diverse supply options and gas storage, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies.

Sales
Cleco Power’s 2018 and 2017 system peak demands, which occurred on January 17, 2018, and July 20, 2017, were 2,879 MW and 2,508 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. In 2018, Cleco Power experienced warmer than normal summer weather conditions and warmer than normal winter weather conditions. In 2017, Cleco Power experienced warmer than normal summer weather conditions and warmer than normal winter weather conditions. For information on the effects of future energy sales on Cleco Power’s results of operations, financial condition, and cash flows, see Item 1A, “Risk Factors — Future Electricity Sales” and “— Weather Sensitivity.” For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Miscellaneous Financial Information (Unaudited).”
Reserve margin is the net capacity resources (either owned or purchased) less native load demand, divided by native load demand. Members of MISO submit their forecasted native load demand to MISO each year. During 2018, Cleco Power’s reserve margin was 21.2%, which was above MISO’s unforced planning reserve margin benchmark of 8.4%. During 2017, Cleco Power’s reserve margin was 17.9%, which was above MISO’s unforced planning reserve margin benchmark of 7.8%. Cleco Power expects to meet or exceed MISO’s unforced planning reserve margin benchmark of 7.9% in 2019. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power.”

Capital Investment Projects
For a discussion of certain Cleco Power major capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — St. Mary Clean Energy Center Project,” “— Terrebonne to Bayou Vista

Transmission Project,” “— Coughlin Pipeline Project,” “— Bayou Vista to Segura Transmission Project,” “— START Project,” and “— DSMART Project.”

Customers
No single customer accounted for 10% or more of Cleco or Cleco Power’s consolidated revenue in 2018, 2017, or 2016. Cleco Power has a significant wholesale customer that accounted for 9.9% of Cleco and Cleco Power’s consolidated revenue in 2018, 9.3% in 2017, and 9.2% in 2016. For more information regarding Cleco’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. Cleco Power expects to file an application with the LPSC for a new FRP by July 1, 2019, with anticipated new rates being effective on July 1, 2020.
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC.
For more information on the FAC and the most recent fuel audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

CLECO
CLECO POWER	2018 FORM 10-K

In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the ongoing environmental audit covering January 1, 2016, through December 31, 2017, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
For more information on the LPSC Staff’s FRP reviews, amounts accrued by Cleco Power as a result of the TCJA, and information on the tax dockets, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — FRP” and “— TCJA.”
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

Franchise Renewals
Cleco Power renewed the following franchise agreements:

RENEWAL DATE	CITY/TOWN/VILLAGE	TERM	NUMBER OF CUSTOMERS
April 2017	Slidell	35 years	13,823
July 2017	Rosepine	33 years	916
July 2017	Cheneyville	33 years	356
October 2017	New Llano(1)	15 years	7
January 2019	Jeanerette	22 years	2,849
(1) This franchise agreement provides Cleco Power the opportunity to compete for future growth opportunities in the town.

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

•	the ability of electric utilities to recover stranded costs,

•	the impact of the TCJA on regulated public utilities,

•	the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,

•	the role of electric utilities and independent transmission providers in competitive bidding in the construction of new transmission facilities,

•	the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,

•	FERC’s assessment of market power and a utility’s ability to buy generation assets,

•	mandatory transmission reliability standards,

•	NERC’s imposition of additional reliability and cybersecurity standards,

•	the authority of FERC to grant utilities the power of eminent domain,

•	increasing requirements for renewable energy sources,

•	demand response and energy efficiency standards,

•	comprehensive multi-emissions environmental regulation in the areas of air, water, and waste,

•	regulation of greenhouse gas emissions,

•	regulation of the disposal and management of CCRs from coal-fired power plants, and

•	FERC’s increased ability to impose financial penalties.

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

CLECO
CLECO POWER	2018 FORM 10-K

other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery of the costs to comply with certain environmental laws and regulations from its retail customers. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact the results of operations, financial condition, or cash flows of the Registrants. For Cleco Power’s expected capital expenditures related to environmental compliance in 2019, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

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
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA contains a regional haze program with the goal of returning certain areas of the nation to natural visibility by 2064. States are required to develop regional haze State Implementation Plans (SIP) and revise them every ten years. A SIP must include requirements for the installation of Best Available Retrofit Technology (BART) for applicable EGUs in Louisiana. The EPA issued a final approval of the Louisiana SIP in December 2017 and it is currently on appeal to the U.S. Court of Appeals for the Fifth Circuit by the Sierra Club and the National Parks Conservation Association. Because the Louisiana SIP mandates use of existing controls and participation in the Cross State Air Pollution rule as BART, Cleco does not believe the Louisiana SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
The CAA also established the Acid Rain Program to address the effects of acid rain and imposed restrictions on acid rain-causing SO2 emissions from certain generating units. The CAA requires these EGUs to possess a regulatory allowance for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. Cleco expects to have sufficient allowances for 2019 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Cleco Power is able to achieve compliance with the acid rain permit limits for NOx at all of its affected facilities.
In December 2015, the EPA published the proposed CSAPR update for the 2008 ozone NAAQS in the Federal Register. The EPA finalized the rule in October 2016 with publication in the Federal Register. The EPA proposed Federal Implementation Plans (FIP) that update the existing EGU CSAPR NOx ozone season emission budgets and implement the budgets through the existing CSAPR NOx ozone-season allowance trading program. The FIP required implementation began with the 2017 ozone season. Cleco is in compliance with the rule. This rule did not have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In October 2015, the EPA promulgated a revision to the 2015 ozone NAAQS, lowering the level of both the primary and secondary standards to 70 ppb. Under the CAA, each state is required to submit a state implementation plan (SIP) that provides for the implementation, maintenance and enforcement of each primary and secondary NAAQS. In particular, each SIP must contain adequate provisions prohibiting emissions activity within the state which will contribute significantly to non-attainment or interfere with maintenance by any other state with respect to any such primary or secondary ambient air quality standard. This “good neighbor” SIP is to be submitted to the EPA by the state within three years of promulgation of a new or revised NAAQS. But until the EPA has approved the Louisiana submission and the final information is published, Cleco cannot determine if the SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In February 2012, the EPA finalized the MATS ruling that requires affected EGUs to meet strict emission limits on new and existing coal- and liquid oil-fired EGUs for mercury, acid gases, and non-mercury metallic pollutants. Cleco Power units impacted by the rule included Rodemacher Unit 2, Madison Unit 3, and Dolet Hills. MATS controls equipment was installed, and Cleco Power’s three EGUs affected by the MATS rule were compliant by the April 2015 deadline. In February 2016, the LPSC approved Cleco Power’s request for authorization to recover the revenue requirements associated with the MATS equipment. In 2017, this project was completed at a cost of $106.2 million. In March 2016, the Sierra Club filed a petition for judicial review in the 19th Judicial District Court, state of Louisiana, requesting that the LPSC’s approval of MATS be vacated. In January 2018, the 19th Judicial District Court affirmed the LPSC ruling in the Cleco MATS cost recovery case. Consequently, that same month, the Sierra Club filed an appeal seeking reversal by the Louisiana Supreme Court of the District Court’s and the LPSC’s rulings approving Cleco’s decision to install the MATS controls equipment. In March 2018, the Sierra Club filed a request to abandon their appeal and the District Court executed an order dismissing the Sierra Club’s appeal. Cleco Power has since recovered the eligible capital costs through its FRP, which is subject to periodic review by the LPSC.
For more information on the legal proceedings of the MATS ruling, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
In August 2015, the EPA released the final guidelines referred to as the CPP. These guidelines provide each state with standards for CO2 emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, and applying renewable energy. The CPP requires significant reductions of CO2 emissions. The CPP sets interim and final CO2 emission goals for each state. The interim emission goals begin in 2022, with final emission goals required by 2030. In February 2016, the U.S. Supreme Court issued a stay of the CPP, which will remain in place until the

CLECO
CLECO POWER	2018 FORM 10-K

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
In March 2017, the President signed a broad executive order. Among other measures, the order directed the EPA to review the CPP, the proposed FIP for the CPP, and the greenhouse gas new source performance standards (GHG NSPS). The executive order also gave the U.S. Department of Justice discretion to request that the U.S. Court of Appeals of the D.C. Circuit stay or otherwise delay the litigation challenging the CPP and the GHG NSPS while the administrative review is underway. In April 2017, the Court began the postponement of the litigation. In October 2017, following a review as directed by the President, the EPA published a proposed rule to repeal the CPP. In December 2017, the EPA published Advance Notice of Proposed Rulemaking (ANPR), soliciting information as it considers a potential future rule under CAA section 111(d) to reduce GHG emissions from existing EGUs. On August 31, 2018, the EPA published in the Federal Register a proposed rule to replace the CPP. The Proposed Rule, titled Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units; Revisions to Emission Guideline Implementing Regulations, Revision to New Source Review Program, would establish emission guidelines for states to address CO2 emissions from existing fossil fuel-fired electric generating units. The Proposed Rule is informally named the Affordable Clean Energy (ACE) Rule. Whether the EPA will finalize its proposed rule to repeal the CPP is uncertain. In addition, the date for finalizing the ACE rule is also uncertain. As a result, the CPP rule is not currently in force and the future regulation of greenhouse gas emissions from existing EGUs is uncertain.
In December 2018, following a review as directed by the President, the EPA published proposed rules to replace the August 2015 NSPS rules for CO2 emissions from new, modified, or reconstructed units. As with the current NSPS rules, the proposed rules set requirements and conditions with respect to CO2 emission standards for new, modified, or reconstructed units. Cleco does not anticipate a future modification or future reconstruction of its existing units, as defined in the proposal, that would trigger the application of the proposed CO2 emission limits. Until the EPA finalizes the rule, management cannot state what the final standards will entail or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
Until all directions of the executive order are carried out, management cannot predict what the final standards will entail or what controls the EPA and the state of Louisiana may require of Cleco in a final state implementation plan for existing units. However, any new rules that require significant reductions of CO2 emissions could require significant capital expenditures or curtailment of operations of certain EGUs to achieve compliance.
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
A primary NAAQS for NO2 promulgated by the EPA became effective in April 2010. The EPA established a new one-hour standard at a level of 100 ppb to supplement the existing annual standard. In January 2012, the EPA determined that no area in the country was violating the standard. In April 2018, the EPA published, following the required review of the NAAQS, a final action that retains the ambient air standards for NO2. The EPA may redesignate areas based on new data it receives from states. Due to the fact that fossil fuel-fired EGUs are a significant source of NO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their NO2 emissions. However, because the EPA has not yet completed any new designations, Cleco cannot predict the likelihood or potential impacts of such a rule on its generating units at this time.
The EPA revised the NAAQS for SO2 in June 2010. The new standard is now a one-hour health standard of 75 ppb, designed to reduce short-term exposures to SO2 ranging from five minutes to 24 hours. An important aspect of the new SO2 standard is a revised emission monitoring network combined with a new ambient air modeling approach to determine compliance with the new standard. The EPA expects to use monitoring or modeling data developed in the future to confirm the status of areas that currently have no monitoring data. Classification of those areas without adequate data will be deferred until adequate data has been developed. On January 9, 2018, the EPA published a final rule designating all areas containing Cleco generation facilities as either attainment/unclassifiable or unclassifiable. Therefore, there is no adverse impact to Cleco’s generating units.

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

CLECO
CLECO POWER	2018 FORM 10-K

a 45-month period and then comply with the rule as soon as possible after the next discharge permit renewal, by a date determined by the permitting authorities. Portions of the final rule could apply to a number of Cleco’s fossil fuel steam electric generating stations. Until the required studies are conducted, including technical and economic evaluations of the control options available, and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain as to which technology options or retrofits will be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, particularly if closed cycle cooling is required.
The CWA requires the EPA to periodically review and, if appropriate, revise technology-based effluent limitations guidelines for categories of industrial facilities, including power generating facilities. In September 2015, the EPA released the revised steam electric effluent limitation guidelines. The rule is focused on reducing the discharge of metals in wastewater from generating facilities to surface waters. In April 2017, the EPA Administrator indicated that it is appropriate and in the public interest to reconsider the rule.
In September 2017, the EPA published a rule postponing for a two year period the earliest compliance dates for some of the wastewater streams that fall under the rule. The EPA intends to conduct a rulemaking to potentially revise certain effluent limitations for those particular wastewater streams. The rule may require costly technological upgrades at Cleco’s facilities, particularly if additional wastewater treatment systems are required to be installed or if waste streams must be eliminated. Until the EPA finalizes the rule, management cannot predict what the final standards will entail, what controls the EPA and the state of Louisiana may require of Cleco, or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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
In April 2015, the EPA published a final rule in the
Federal Register for regulating the disposal and management of CCRs from coal-fired power plants. The federal regulation classifies CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The rule establishes extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and Internet posting requirements. In September 2017, the EPA Administrator indicated that it is appropriate and in the public interest to reconsider the provisions of the final CCR rule. On August 21, 2018, the Court of Appeals for the D.C. Circuit vacated several requirements in the CCR regulation. As a result, until the EPA has completed its evaluation of the CCR rule and made a decision on revising the provisions of the final rule, Cleco cannot determine if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power continues to be subject to state regulations pertaining to the disposal of coal ash. As a result, Cleco Power has an ARO for the retirement of certain ash disposal facilities. In March 2018, Cleco Power recorded a $1.5 million decrease to its ARO related to certain ash management areas. All costs of the CCR rule are expected to be recovered from customers in future rates. The actual asset retirement costs related to the CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Cleco Power will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco Power will update the ARO balance to reflect these changes in estimates. However, management does not expect any required adjustment to the ARO to have a material effect on the results of operations, financial condition, or cash flows of the Registrants. At December 31, 2018, management’s analysis confirmed that no additional adjustments were needed to update Cleco Power’s ARO balance.
In December 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act), including the WIIN Act’s provisions regarding CCRs was signed into law. The WIIN Act’s CCR provisions allow for implementation of the federal CCR rule through a state-based permit program. However, until the state of Louisiana has evaluated the WIIN Act and made a decision on implementing a state-based option, Cleco cannot determine if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
The CERCLA imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. In 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA for a facility known as the Devil’s Swamp Lake site located just

CLECO
CLECO POWER	2018 FORM 10-K

northwest of Baton Rouge, Louisiana. The notice requested that Cleco and Cleco Power, along with many other listed potentially responsible parties (PRP), enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. In 2008 the EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has been made. The EPA issued a Unilateral Administrative Order to two PRP’s, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in 2009. The Tier 1 part of the study was completed in June 2012. The tier 2 remedial investigation report, that fish and crawfish from the area should not be eaten, was made public in December 2015. Currently, the study/remedy selection task continues, and there is no record of a decision. Therefore, management is unable to determine how significant Cleco’s share of the costs associated with the RI/FS and possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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

Cleco Cajun Transaction

The success of the Cleco Cajun Transaction depends, in part, on Cleco’s ability to realize anticipated benefits and conduct an effective integration process.
On February 4, 2019, Cleco acquired all of the membership interests of NRG South Central upon the closing of the Cleco Cajun Transaction. The success of the Cleco Cajun Transaction will depend, in part, on Cleco’s ability to realize the expected benefits in the anticipated timeframe, including operating efficiencies, growth opportunities, cost savings and customer retention, from integrating Cleco’s and NRG South Central’s businesses, while at the same time continuing to provide consistent, high quality services. The integration process could be complex, costly and time consuming, including the diversion of significant management time and resources thereto, and may result in the following challenges, among others:

•	unanticipated delays, disruptions, issues or costs in integrating operations, financial and accounting, information technology, communications and other systems;

•	potential inconsistencies in procedures, practices, policies, controls, and standards;

•	possible differences in compensation arrangements, management perspectives and corporate culture; and

•	loss of or difficulties retaining valuable employees or third-party relationships.

Even with the successful integration of the businesses, Cleco may not achieve the expected results or economic benefits. Any of the factors addressed above could decrease or delay the projected neutral or accretive effect of the Cleco Cajun Transaction. Failure to fully realize the anticipated benefits could adversely affect Cleco’s results of operations, financial condition and cash flows.
From time to time, Cleco may continue to make acquisitions or divestitures of businesses and assets, form joint ventures or undertake restructurings. If Cleco is unable to make acquisitions or if those acquisitions do not perform as anticipated, Cleco’s future growth may be adversely affected.

Holding Company

Cleco Holdings is a holding company and its ability to meet its debt obligations is dependent on the cash generated by its subsidiaries.
Cleco Holdings is a holding company and conducts its operations primarily through its subsidiaries. Accordingly, Cleco Holdings’ ability to meet its debt obligations is largely dependent upon the cash generated by these subsidiaries. Cleco Holdings’ subsidiaries are separate and distinct entities and have no obligations to pay any amounts due on Cleco Holdings’ debt or to make any funds available for such payment. In addition, Cleco Holdings’ subsidiaries’ ability to make dividend payments or other distributions to Cleco Holdings may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Substantially all of Cleco’s consolidated assets are held by Cleco Power. Cleco Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Holdings were a creditor of any subsidiary, its rights as a creditor would be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by Cleco Holdings. Moreover, Cleco Power is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Holdings. The 2016 Merger Commitments also provide for limitations on the amount of

CLECO
CLECO POWER	2018 FORM 10-K

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
Cleco’s business is subject to extensive federal, state, and local energy, environmental, and other laws and regulations. The LPSC regulates Cleco’s retail operations and FERC regulates Cleco’s wholesale operations. The construction, planning, and siting of Cleco’s power plants and transmission lines are also subject to the jurisdiction of the LPSC and FERC. Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the U.S. Bureau of Land Management, the U.S. Fish and Wildlife Services, the U.S. Department of Energy, the U.S. Coast Guard, the U.S. Army Corps of Engineers, the U.S. Department of Homeland Security, the Occupational Safety and Health Administration, the U.S. Department of Transportation, the U.S. Department of Agriculture, the U.S. Bureau of Economic Analysis, the Federal Communications Commission, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, the Louisiana Department of Agriculture, the Louisiana Bureau of Economic Analysis, regional water quality boards, and various local regulatory districts.
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
As a result of the 2016 Merger, Cleco Holdings and Cleco Power made 2016 Merger Commitments to the LPSC including but not limited to the extension of Cleco Power’s current FRP for an additional two years, maintaining employee headcount, salaries, and benefits for ten years, and a limitation from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved.
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

Commodity Prices

Cleco Power and Cleco Cajun may be exposed to fluctuations in commodity prices and other factors.

Cleco Power
Cleco Power may enter into fuel cost hedge positions to mitigate the volatility in fuel costs passed through to its retail customers. As a transmission owner in the MISO market, Cleco Power receives Auction Revenue Rights, which can be converted to FTRs. FTRs provide a financial hedge to manage the risk of transmission congestion costs in the day-ahead energy market. Cleco Power may purchase additional FTRs to further hedge its residual congestion cost risk.
When these positions close, actual gains or losses are deferred and included in the FAC in the month the physical contract settles. Recovery of any of these FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.

Cleco Cajun
Cleco Cajun may be exposed to market price fluctuations due to generation and customer load uncertainty, unexpected plant outages, changes in fuel costs or changes in load driven by weather or other factors.
Cleco Cajun may also enter into commercial or hedging transactions that introduce locational basis exposure, transmission or transportation risks, counterparty credit risk, or do not perfectly match the price or volumetric exposure of hourly demand and prices.

Cleco Power and Cleco Cajun may not be adequately hedged against changes in commodity prices, which could materially affect Cleco Power and Cleco Cajun’s results of operations, financial condition, and liquidity.
Cleco may enter into transactions to hedge portions of customer supply agreements, natural gas, solid fuel requirements (coal), and other commodities within established risk management guidelines to manage the financial exposure related to uncertainty in commodity prices. As part of this strategy, Cleco may utilize fixed and variable price forward physical purchase and sales contracts, FTRs, firm transportation for fuels, futures, financial swaps, and physical or financial option contracts traded bilaterally with counterparties, in the over-the-counter markets, or on exchanges.
Additionally, Cleco may be able to only cover a portion of the exposure of its assets and commodities exposed to market price volatility, and the coverage will vary over time. To the extent Cleco has unhedged exposure, fluctuating commodity prices can materially affect Cleco’s results of operations and financial position.

CLECO
CLECO POWER	2018 FORM 10-K

Cleco may guarantee the performance of a portion of the obligations relating to hedging and risk management activities. Reductions in Cleco or Cleco Power’s credit quality or changes in the market prices of transaction related energy commodities could increase the cash (margining) or letter of credit collateral required to be posted in connection with hedging and risk management activities, which could materially affect Cleco or Cleco Power’s liquidity and financial position.

Transmission Constraints

Transmission constraints could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. Cleco Power purchases FTRs to mitigate transmission congestion price risks. However, insufficient FTR allocations or increased FTR costs due to negative congestion flows may result in an unexpected increase in energy costs to Cleco Power’s customers. If a disallowance of additional fuel costs associated with congestion is ordered by the LPSC resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
Cleco Power has FAC filings for 2018 and thereafter subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of fuel costs is ordered, resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
Cleco Power has EAC filings for 2016 and thereafter subject to audit. On May 22, 2018, Cleco Power received notice of an EAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017, and Cleco Power has responded to several sets of data requests. The total amount of environmental expense included in the audit is $30.7 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of environmental costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

FERC Audit

FERC conducts audits that could result in Cleco Power making refunds of previously recorded revenue.
Generally, Cleco Power records wholesale transmission revenue through Attachment O of the MISO tariff and certain grandfathered agreements. These formulas are based on inputs from Cleco Power’s FERC Form 1. These rates and regulatory filings are subject to periodic audits by FERC. On March 13, 2018, the Division of Audits and Accounting within the Office of Enforcement of FERC initiated an audit of Cleco Power for the period of January 1, 2014, to the present. Cleco has responded to several sets of data requests. Management is unable to predict or give a reasonable estimate of the possible range of the refund, if any, related to this audit. Any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Hedging and Risk Management Activities

Cleco Power and Cleco Cajun are exposed to the risk that counterparties may not meet their obligations, which may materially affect Cleco Power and Cleco Cajun’s operating and financial performance.
The supply, commercial, and hedging transaction activities of Cleco Power and Cleco Cajun can be exposed to the risk that counterparties may not perform on their physical or financial obligations. Currently, some master agreements contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Cleco, or specifically to Cleco Power or Cleco Cajun. If the counterparties to these arrangements fail to perform, Cleco may enforce and recover the proceeds from the credit support provided and acquire alternative hedging arrangements; however, credit support may not always be adequate to cover the related obligations. In such event, Cleco may incur losses in excess of amounts, if any, already paid to the counterparties. In addition, the credit commitments of Cleco’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially affect the adequacy of its liquidity sources.

CLECO
CLECO POWER	2018 FORM 10-K

The accounting for Cleco’s hedging activities may increase the volatility in the Registrants’ quarterly and annual financial results.
Cleco engages in transactions to economically hedge forward commodity market price risk exposure utilizing both physical and financial commodity purchases and sales commitments. Some of these contracts are accounted for as derivatives, which requires Cleco to record the fair value of the commitment on the balance sheet with changes in the fair value of all derivatives reflected within current period earnings. As a result, Cleco is unable to accurately predict the effect that its risk management decisions may have on quarterly and annual financial results, which could materially adversely affect the results of operations of the Registrants.

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

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 2% during the three years ended December 31, 2018. Under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s future cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Disruptions in the capital and credit markets may adversely affect the Registrants’ cost of capital and ability to meet liquidity needs or access capital to operate and grow the business.
The Registrants’ business is capital intensive and dependent upon the Registrants’ respective abilities to access capital at reasonable rates and other terms. The Registrants’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster or when there are spikes in the price for natural gas and other commodities. The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel, purchased power, or storm restoration costs; higher than expected required pension contributions; an acceleration of payments or decreased credit lines; less cash flow from operations than expected; or other unexpected events, could cause the financing needs of the Registrants to increase materially.
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

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows could be adversely affected by adverse macroeconomic conditions.
Adverse macroeconomic conditions resulting in low economic growth can negatively impact the businesses of Cleco Power’s residential, industrial, and commercial customers resulting in decreased power consumption, which causes a corresponding decrease in base revenue. Reduced production or the shutdown of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue.

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
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Approximately 25% of Cleco Power’s net capacity was constructed before 1980. Aging equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency, or to comply with environmental permits. Newer equipment can also be subject to unexpected failures. Accordingly, Cleco Power may incur more frequent unplanned

CLECO
CLECO POWER	2018 FORM 10-K

outages, higher than anticipated operating and maintenance expenditures, higher replacement costs of purchased power, increased fuel costs, MISO related costs, and the loss of potential revenue related to competitive opportunities. The costs of such repairs, maintenance, and purchased power may not be fully recoverable in rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power’s generating facilities are fueled primarily by coal, natural gas, petroleum coke, and lignite. The deliverability of these fuel sources may be constrained due to such factors as higher demand, decreased regional supply, production shortages, weather-related disturbances, railroad constraints, waterway levels, labor strikes, or lack of transportation capacity. If suppliers are unable to deliver the contracted volume of fuel and associated inventories are depleted, Cleco Power may be unable to operate generating units which may cause Cleco Power to operate at higher overall energy costs, which would increase the cost to customers. Fuel and MISO-procured/settled energy expenses, which are recovered from customers through the FAC, are subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
Competition for access to other natural resources, particularly oil and natural gas, could negatively impact Cleco Power’s ability to access its lignite reserves. Placement of drilling rigs and pipelines for developing oil and gas reserves can preclude access to lignite in the same areas. Additionally, Cleco Power could be indirectly liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power. Access to lignite reserves or the liability for impacts on reclaimed lands may not be recoverable in rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

The construction of, and capital improvements to, power generation and transmission and distribution facilities involve substantial risks. Should construction or capital improvement efforts be significantly more expensive than planned, the financial condition, results of operations, or liquidity of Cleco Power could be materially affected.
Cleco Power’s ability to complete construction of capital improvements to power generation and transmission and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, inaccurate cost estimates, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel or material costs, changes in the economy, changes in laws or regulations, including environmental compliance requirements, and other events beyond the control of Cleco Power may materially affect the schedule and cost of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco Power could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or may not be able to recover such costs in rates. Furthermore, failure to maintain various levels of generating unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.

Cleco Credit Ratings

A downgrade in Cleco Holdings’ or Cleco Power’s credit ratings could result in an increase in their respective borrowing costs, a reduced pool of potential investors and funding sources, and a restriction on Cleco Power making distributions to Cleco Holdings.
Neither Cleco Holdings nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. If S&P, Moody’s, or Fitch were to downgrade Cleco Holdings’ or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would be adversely affected. Downgrades of either Cleco Holdings’ or Cleco Power’s credit ratings could result in additional fees and higher interest rates for borrowings under their respective credit facilities. In addition, Cleco Holdings or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings, may be subject to more onerous debt covenants, and their pool of potential investors and funding sources could decrease. In addition, the 2016 Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings in the event of a ratings downgrade.

MISO

MISO market operations could have a material adverse effect on the results of operations, generation revenues, energy supply costs, financial condition, or cash flows of the Registrants.
Cleco is a member of the MISO market region referred to as “MISO South,” which encompasses parts of Arkansas, Louisiana, Mississippi, and Texas. Dispatch of generation resources and generation volumes to the market is determined by MISO. Costs in the MISO South region are heavily influenced by commodity fuel prices, transmission congestion, dispatch of the generating assets owned not only by Cleco, but by all market participants in the MISO South region, and the overall demand and generation availability in the region.
MISO evaluates forced outage rates to assess generating unit capacity for planning reserve margins. If Cleco is subject to a significant amount of forced outages, Cleco may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. For Cleco Power, the costs of such capacity may not be recoverable in its rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Using MISO’s unforced capacity method for determining generating unit capacity, Cleco Power’s fleet provided for 323 MW of capacity in excess of its peak, coincident to MISO’s peak, in 2018.

CLECO
CLECO POWER	2018 FORM 10-K

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
Cleco’s systems, including its financial information, operational systems, advanced metering, and billing systems, require constant maintenance, monitoring, security patches, modification or configuration of systems, and update and upgrade of systems, which can be costly and increase the risk of errors and malfunction. Any disruptions or deficiencies in existing systems, or disruptions, delays, or deficiencies in the modification or implementation of new systems, could result in increased costs, the inability to track or collect revenues and the diversion of management’s and employees’ attention and resources, and could adversely affect the effectiveness of Cleco’s control environment, and/or its ability to accurately or timely file required regulatory reports.
Despite implementation of security and mitigation measures, all of Cleco’s technology systems and those of Cleco’s vendors are vulnerable to inoperability or impaired operations or failures due to cyber or physical attacks on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s or its vendor’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could have a material adverse effect on the financial conditions, results of operations, or cash flows of the Registrants.
In addition, in the ordinary course of its business, Cleco collects and retains sensitive information including personal identification information about customers and employees, customer energy usage, and other confidential information. The theft, damage, or improper disclosure of sensitive electronic data could subject Cleco to both penalties for violation of applicable privacy laws and claims from third parties, or harm Cleco’s reputation. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

Taxes

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The Registrants make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate their obligations to taxing authorities. Tax obligations include income, franchise, real estate, sales and use, and employment-related taxes. These judgments may include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken by the Registrants could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Changes in taxation due to uncertain effects of the TCJA could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The budget reconciliation act commonly referred to as the TCJA was signed into law on December 22, 2017. Proposed rulemakings issued in 2018 by the IRS subsequent to the TCJA could have a material adverse effect on the results of operations, financial conditions, or cash flows of the Registrants. The Registrants continue to assess the regulatory treatment of the TCJA, which could also have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power, which may result in increased capital expenditures and operating expenses. Failure to comply with these standards can result in the imposition of material fines and civil penalties. Furthermore, failure to maintain various levels of generating unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.
The SERC RE conducts a NERC Reliability Standards audit and a NERC Critical Infrastructure Protection audit every three years. Cleco Power’s next NERC Reliability Standards audit is scheduled to begin in October 2019 and the next NERC Critical Infrastructure Protection audit is scheduled to begin in 2020. Management is unable to predict the outcome of any future audits or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2018 FORM 10-K

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. For example, the EPA has issued the CPP to reduce CO2 emissions from existing EGUs by 32% from 2005 levels of CO2 emissions; however, on February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the CPP pending resolution of challenges to the rule. On October 16, 2017, following a review as directed by the President, the EPA published a proposed rule to repeal the CPP. Whether the EPA will finalize its proposed rule to repeal the CPP remains uncertain; however, the EPA has proposed a draft rule called the Affordable Clean Energy (ACE) rule to replace the CPP. These proposed actions by the EPA could also be subject to future legal challenges. As a result, there is currently no regulation in force and the future regulation of greenhouse gas emissions from existing EGUs is uncertain. Changes under the stayed CPP would have environmental regulations governing power plant emissions effective beginning 2022, with final emission goals required by 2030, and, if implemented, could render some of Cleco’s EGUs uneconomical to maintain or operate and could prompt early retirement of certain generation units. Any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as fuel for new and existing electric generating facilities. Cleco will evaluate potential solutions to comply with such regulations and monitor rulemaking and any legal matters impacting the proposed regulations. Cleco may incur significant capital expenditures or additional operating costs to comply with such revisions, reinterpretations, and new requirements. If Cleco were to fail to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
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
Cleco Power’s ongoing financial viability depends on its ability to recover its costs in a timely manner from its LPSC-

jurisdictional customers through LPSC-approved rates and its ability to recover its FERC-authorized revenue requirements from its FERC-jurisdictional wholesale transmission customers. Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.
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

CLECO
CLECO POWER	2018 FORM 10-K

Wholesale Electric Service

Cleco Power’s business practices are regulated by FERC, and its wholesale rates are subject to FERC’s triennial market power analysis. Cleco could lose the right to sell wholesale generation at market-based rates.
FERC conducts a review of Cleco Power’s generation market power every three years in addition to each time generation capacity changes. Cleco’s next triennial market power analysis is expected to be filed in 2020. In the future, if FERC determines Cleco Power possesses generation market power in excess of certain thresholds, Cleco Power could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Weather Sensitivity

The operating results of Cleco Power are affected by weather conditions and may fluctuate on a seasonal basis.
Weather conditions directly influence the demand for electricity, particularly with respect to residential customers. In Cleco Power’s service territory, demand for power typically peaks during the hot summer months. As a result, Cleco Power’s financial results may fluctuate on a seasonal basis. In addition, Cleco Power has sold less power and, consequently, earned less income when weather conditions were milder. Unusually mild weather in the future could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

The physical risks associated with climate changes could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
If climate changes occur that result in warmer temperatures in Cleco’s service territories, it could result in one or more physical risks, such as an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding, and changes in weather conditions, such as changes in temperature and precipitation patterns, and potential increased impacts of extreme weather conditions or storms, or could affect the Registrants’ operations. The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands. A significant portion of the nation’s oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
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

Litigation

Cleco is subject to litigation related to the 2016 Merger.
In connection with the 2016 Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. One of the actions filed in Rapides Parish has been dismissed. The remaining three actions in Rapides Parish have been consolidated. The three actions in Orleans Parish have been transferred to Rapides Parish and consolidated with the other litigation in Rapides Parish. The actions were filed against Cleco Corporation and, among others, Cleco Partners, Merger Sub, and members of the Board of Directors of Cleco Corporation. The petitions generally allege, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the 2016 Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the 2016 Merger. The petitions also allege that Cleco Partners, Cleco, and Merger Sub and, in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses. In September 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling and on December 13, 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case back to the District Court for further proceedings. On January 12, 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. On March 2, 2018, the Louisiana Supreme Court denied the writ. Cleco filed writs of exception of res judicata and no cause of action in the District Court seeking dismissal of the case. On January 14, 2019, the District Court denied the writs.
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
The Registrants are party to various litigation matters arising out of the ordinary operations of their business. The ultimate

CLECO
CLECO POWER	2018 FORM 10-K

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
Cleco currently has property, casualty, cyber security and liability insurance policies in place to protect its employees, directors, and assets in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles. Insurance coverage may not be available in the future at current costs, on commercially reasonable terms, or at all, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Like other utilities that serve coastal regions, Cleco Power does not have insurance covering its transmission and distribution system, other than substations, because it believes such insurance to be cost prohibitive. In the future, Cleco Power may not be able to recover the costs incurred in restoring transmission and distribution properties following hurricanes or other natural disasters through issuance of storm recovery bonds or a change in Cleco Power’s regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, Cleco Power may not be able to restore any loss of, or damage to, any of its transmission and distribution properties without a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC, certain unsecured debt of Cleco Power LLC, and any preferred equity of any of Cleco Power LLC’s subsidiaries.
Some of Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2018, Cleco Power LLC had an aggregate of $1.36 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power LLC is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2018, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization.

CLECO
CLECO POWER	2018 FORM 10-K

Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2018, Cleco Katrina/Rita had $31.3 million of indebtedness outstanding, net of debt discount and debt expense.

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

Electric Generating Stations
As of December 31, 2018, Cleco Power either owned or had an ownership interest in five steam electric generating stations, three combined cycle units, and one gas turbine with a combined nameplate capacity of 3,310 MW, and a combined electric net generating capacity of 3,162 MW. The nameplate capacity is the capacity at the start of commercial operations, and the net generating capacity is the result of capacity tests and operational tests performed during 2018, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2018, Cleco Power owned 86 active transmission substations and 238 active distribution substations.

Electric Lines
As of December 31, 2018, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 549 circuit miles of 230-kV lines; 672 circuit miles of 138 kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,680 circuit miles of 34.5-kV lines and 8,381 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien of Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2018, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

ITEM 3. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Item 1, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Litigation,” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Item 1, “Business — Environmental Matters — Air Quality” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CLECO
CLECO POWER	2018 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

CLECO HOLDINGS
On April 13, 2016, upon completion of the 2016 Merger, Cleco Corporation’s common stock was delisted from trading on the New York Stock Exchange. There is no established public trading market for Cleco Holdings’ membership interests.
In connection with the 2016 Merger, Cleco Holdings replaced its credit facility. Cleco Holdings’ new credit facility still requires a total indebtedness of less than or equal to 65% of total capitalization in order to declare dividend payments. Additionally, in accordance with the 2016 Merger Commitments, Cleco Holdings is subjected to certain provisions limiting the amount of distributions that may be paid from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings.
Cleco Holdings made $71.4 million, $84.1 million, and $88.8 million of distribution payments to Cleco Group in 2018, 2017, and 2016, respectively.
Cleco Holdings received no equity contributions in 2018 and 2017 from Cleco Group. In 2016, Cleco Holdings received $100.7 million of equity contributions from Cleco Group.
For more information about the 2016 Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Business Combinations.”

CLECO POWER
There is no market for Cleco Power’s membership interests. All of Cleco Power’s outstanding membership interests are owned by Cleco Holdings. Distributions on Cleco Power’s membership interests are paid when and if declared by Cleco Power’s Board of Managers. Any future distributions also may be restricted by any credit or loan agreements into which Cleco Power may enter.
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Holdings by Cleco Power by requiring Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. In addition, the 2016 Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings.
During 2018, 2017, and 2016, Cleco Power made $121.4 million, $135.0 million, and $110.0 million, respectively, of distribution payments to Cleco Holdings.
Cleco Power received no equity contributions from Cleco Holdings in 2018 and 2017. Cleco Power received $50.0 million of equity contributions from Cleco Holdings in 2016.

ITEM 6. SELECTED FINANCIAL DATA

CLECO
The information set forth in the following table should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

Five-Year Selected Financial Data
	SUCCESSOR			PREDECESSOR
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015	FOR THE YEAR ENDED DEC. 31, 2014
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$1,240,722	$1,184,345	$859,006	$299,283	$1,207,325	$1,267,323
Midstream (1)	—	—	—	—	—	5,467
Other	(9,678)	(8,699)	(6,001)	587	2,077	(3,305)
Total	$1,231,044	$1,175,646	$853,005	$299,870	$1,209,402	$1,269,485
Income (loss) before income taxes	$123,819	$145,159	$(46,935)	$(492)	$211,373	$221,855
Net income (loss)	$94,437	$138,080	$(24,113)	$(3,960)	$133,669	$154,739
Capitalization
Member’s equity/Common shareholders’ equity	42.50%	42.50%	42.77%		56.92%	54.86%
Long-term debt and capital leases (2)	57.50%	57.50%	57.23%		43.08%	45.14%
Member’s equity/Common shareholders’ equity	$2,124,740	$2,096,357	$2,046,764		$1,674,841	$1,627,270
Long-term debt and capital leases (2)	$2,874,485	$2,836,105	$2,738,571		$1,267,703	$1,338,998
Total assets	$6,436,814	$6,278,382	$6,343,144		$4,323,354	$4,368,418
Cash dividends declared per common share	N/A	N/A	N/A	$0.40	$1.60	$1.5625
(1) Effective March 15, 2014, upon the transfer of Coughlin to Cleco Power, Midstream had minimal operations.
(2) Excludes long-term debt and capital leases due within one year. There were no capital lease obligations at December 31, 2017.

CLECO
CLECO POWER	2018 FORM 10-K

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

OVERVIEW
Cleco is a regional energy company that, prior to the close of the Cleco Cajun Transaction, conducted substantially all of its business operations through its primary subsidiary, Cleco Power. Cleco Power is a regulated electric utility company that owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 291,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi.

Cleco Cajun Transaction
On February 4, 2019, the Cleco Cajun Transaction was completed. For the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, Cleco Cajun is expected to become a new reportable segment. For more information on the transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Cleco Cajun Transaction.”
Because the Cleco Cajun Transaction closed after December 31, 2018, the Registrants’ respective consolidated financial statements and the notes thereto do not include or take into account the closing and the effects of the Cleco Cajun Transaction. For more information on the Cleco Cajun Transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Cleco Cajun Transaction.”

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

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 47.6 net MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 and the unit is expected to be commercially operational in the second quarter of 2019 at an estimated cost of $128.2 million. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of December 31, 2018, Cleco Power had spent $111.4 million on the project. Legal proceedings have been filed in connection with the St. Mary Clean Energy Center project. For more information about the ongoing litigation, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Dispute with Saulsbury Industries.”

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230-kilovolt transmission system for customers in south Louisiana. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $64.5 million. Construction began in July 2018 and is expected to be completed in the second quarter of 2019. As of December 31, 2018, Cleco Power had spent $51.9 million on the project.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. In June 2017, the LPSC approved a regulatory asset to be established upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project until Cleco Power seeks recovery in the new FRP, which is anticipated to be effective July 1, 2020. Construction on the Coughlin Pipeline project began in September 2018. The project is expected to be completed in the third quarter of 2019 with an estimated cost of $32.5 million. As of December 31, 2018, Cleco Power had spent $20.3 million on the project.

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 47 miles of 230kV transmission line, a 230/138kV substation and three substation expansions in south Louisiana. The project is expected to cost approximately $142.7 million. The project is expected to increase reliability,

CLECO
CLECO POWER	2018 FORM 10-K

provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. The project is currently in the early planning and engineering phase and is expected to begin construction in the fourth quarter of 2019, with the northern phase expected to be completed in the fourth quarter of 2020 and the southern phase expected to be completed in the fourth quarter of 2021. As of December 31, 2018, Cleco Power had spent $1.0 million on the project.

START Project
The START project includes replacement of and improvement to Cleco’s enterprise business applications. The project’s objectives are to gain efficiencies through consistent, industry-leading work processes and practices; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. The project is in the testing phase. Management expects the project to be completed in the second quarter of 2019. The total estimated project cost is $147.5 million. As of December 31, 2018, Cleco had spent $113.1 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project.

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

Comparison of the Years Ended December 31, 2018, and 2017

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue, net	$1,231,044	$1,175,646	$55,398	4.7%
Operating expenses	986,487	910,419	$(76,068)	(8.4)%
Operating income	$244,557	$265,227	$(20,670)	(7.8)%
Interest income	$6,073	$1,424	$4,649	326.5%
Allowance for equity funds used during construction	$14,159	$8,320	$5,839	70.2%
Other expense, net	$(14,328)	$(6,899)	$(7,429)	(107.7)%
Federal and state income tax expense	$29,382	$7,079	$(22,303)	(315.1)%
Net income	$94,437	$138,080	$(43,643)	(31.6)%

Operating revenue, net increased $55.4 million during 2018 compared to the 2017 primarily due to $56.6 million of higher fuel cost recovery revenue at Cleco Power, and $27.7 million higher base revenue at Cleco Power, partially offset by $31.6 million of higher electric customer credits at Cleco Power.
Operating expenses increased $76.1 million during 2018 compared to 2017 primarily due to $56.7 million of higher recoverable fuel and power purchased expenses at Cleco Power and $14.4 million of expenses associated with the Cleco Cajun Transaction at Cleco Holdings.
Interest income increased $4.6 million during 2018 compared to 2017 primarily due to $2.7 million of higher interest rates and balances on temporary investments and $1.2 million of interest on a note receivable at Cleco Power.
Allowance for equity funds used during construction increased $5.8 million during 2018 compared to 2017 primarily due to higher construction costs related to various projects.
Other expense, net increased $7.4 million during 2018 compared to 2017 primarily due to $6.4 million of change in value of life insurance policies as a result of unfavorable market conditions at Cleco Holdings.
Federal and state income tax expense increased $22.3 million during 2018 compared to 2017 primarily due to $46.3 million for the absence of adjustments related to the TCJA and $3.7 million for the flowthrough of state tax benefits. The increases were partially offset by $15.2 million for the reduction in the federal statutory tax rate as prescribed by the TCJA and $10.5 million for the change in pretax income, excluding AFDUC equity. The effective income tax rate for the year ended December 31, 2018, was 23.7%. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — TCJA” and “Note 13 — Regulation and Rates — TCJA.”
Results of operations for Cleco Power are more fully described below.

CLECO
CLECO POWER	2018 FORM 10-K

Cleco Power

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry. These factors include, among others, an increasingly competitive business environment; the ability to recover costs through rate-setting proceedings; the ability to successfully perform in MISO and the related operating challenges; the cost of compliance with environmental and reliability regulations; conditions in the credit markets and global economy; changes in the federal and state regulation of generation, transmission, and the sale of electricity; the regulatory treatment of the TCJA, and the increasing uncertainty of future federal and state regulatory and environmental policies. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises,” and “— Financial Condition — Regulatory and Other Matters — Market Restructuring.” For a discussion of risk factors affecting Cleco Power’s business, see Part I, Item 1A, “Risk Factors.” For more information about the TCJA, see “— Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks — TCJA.”
Cleco Power’s residential customers’ demand for electricity is affected largely by weather. Weather is generally measured in cooling degree-days and heating degree-days. A cooling degree-day is an indication of the likelihood that a consumer will use air conditioning, while a heating degree-day is an indication of the likelihood that a consumer will use heating. An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days because alternative heating sources are more readily available, and energy used in the winter is typically priced below the rate charged for energy used in the summer. Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
Over the last five years, Cleco Power has experienced moderate growth in retail non-industrial sales and anticipates the same over the next five years. Cleco Power may experience increases in the retail industrial class in 2019, due to the oil and gas industry. In addition, Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. Cleco Power is pursuing load growth opportunities that include renewal of existing franchises and wholesale contracts as well as adding new wholesale customers and franchises. For more information on other expectations of future energy sales on Cleco Power, see “— Base,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

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

CLECO
CLECO POWER	2018 FORM 10-K

of the facilities. Taxes other than income taxes generally include payroll taxes, franchise taxes, and property taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2019 compared to 2018. These expenses include higher depreciation and amortization expense, higher interest expense, and higher customer relations expense, partially offset by lower administration and general operations expense and lower generation maintenance expense.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue
Base	$678,378	$651,732	$26,646	4.1%
Fuel cost recovery	513,209	456,657	56,552	12.4%
Electric customer credits	(33,195)	(1,566)	(31,629)	*
Other operations	82,330	77,522	4,808	6.2%
Affiliate revenue	874	851	23	2.7%
Operating revenue, net	$1,241,596	$1,185,196	$56,400	4.8%
Operating expenses
Recoverable fuel and power purchased	513,206	456,509	(56,697)	(12.4)%
Non-recoverable fuel and power purchased	37,530	35,750	(1,780)	(5.0)%
Other operations and maintenance	202,556	202,738	182	0.1%
Depreciation and amortization	162,069	158,415	(3,654)	(2.3)%
Taxes other than income taxes	47,267	46,539	(728)	(1.6)%
Gain on sale of asset	(4)	—	4	—
Total operating expenses	962,624	899,951	(62,673)	(7.0)%
Operating income	$278,972	$285,245	$(6,273)	(2.2)%
Interest income	$5,052	$1,283	$3,769	293.8%
Allowance for equity funds used during construction	$14,159	$8,320	$5,839	70.2%
Interest charges	$71,303	$69,362	$(1,941)	(2.8)%
Federal and state income tax expense	$55,924	$67,331	$11,407	16.9%
Net income	$162,257	$150,738	$11,519	7.6%
*Not Meaningful

Cleco Power’s net income for 2018 increased $11.5 million compared to 2017 primarily as a result of the following factors:

•	higher base revenue,

•	lower federal and state income tax expense,

•	higher allowance for equity funds used during construction,

•	higher other operations revenue, and

•	higher interest income.

These increases were partially offset by:

•	higher electric customer credits,

•	higher depreciation and amortization, and

•	higher interest charges.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2018	2017	(UNFAVORABLE)
Electric sales
Residential	3,780	3,526	7.2%
Commercial	2,731	2,650	3.1%
Industrial	2,243	2,078	7.9%
Other retail	133	131	1.5%
Total retail	8,887	8,385	6.0%
Sales for resale	2,991	2,959	1.1%
Total retail and wholesale customer sales	11,878	11,344	4.7%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2018	2017	(UNFAVORABLE)
Electric sales
Residential	$304,708	$286,587	6.3%
Commercial	192,781	188,431	2.3%
Industrial	90,291	87,528	3.2%
Other retail	10,918	10,592	3.1%
Storm surcharge	23,138	20,965	10.4%
Total retail	621,836	594,103	4.7%
Sales for resale	56,542	57,629	(1.9)%
Total base revenue	$678,378	$651,732	4.1%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by NOAA to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2018 CHANGE
	2018	2017	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,311	3,044	2,779	8.8%	19.1%
Heating degree-days	1,470	1,029	1,546	42.9%	(4.9)%

Base
Base revenue increased $26.6 million in 2018 compared to 2017 primarily due to $22.6 million of higher usage from warmer summer weather and colder winter weather and $4.1 million due to higher rates.
Cleco Power expects increased base revenue of
$13.0 million in 2019 and an additional $11.7 million in 2020 through an FRP rider associated with the recovery of expenditures for capital projects. For more information on other expectations of future energy sales on Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Future Electricity Sales.”

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during 2018 was regulated by

CLECO
CLECO POWER	2018 FORM 10-K

the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Fuel and purchased power expenses were also impacted by the interruption of the continuous supply of lignite due to adverse weather conditions and other factors that disrupted mining operations and transportation to Dolet Hills Power Station. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $31.6 million in 2018 compared to 2017 primarily due to accrued estimated refunds for the tax-related benefits of the TCJA. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — TCJA,” and “Note 13 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue increased $4.8 million in 2018 compared to 2017 primarily due to $2.3 million of higher revenue from wholesale customers due to the absence of the 2017 customer credits relating to the MISO ROE complaints, $1.6 million of higher net transmission and distribution revenue, and $0.2 million of higher generation revenue from the Teche Unit 3 SSR. The $0.2 million of Teche Unit 3 SSR revenue consisted of $1.8 million higher revenue, partially offset by $1.6 million of expected refunds to MISO as a result of the SSR settlement agreement. For more information on the SSR, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $0.2 million in 2018 compared to 2017 primarily due to $7.6 million of higher deferrals of production operations and maintenance expenses to a regulatory asset, $7.5 million of lower compensation expense, and the absence of $1.9 million for the write-off of an uncollectible account. These decreases were partially offset by $5.6 million of higher fees for outside services, $3.4 million of higher employee benefits expenses, $2.9 million of higher net generating station outage and routine maintenance expenses, $2.8 million of higher customer service expenses, $1.7 million of higher distribution operations expenses, and $1.5 million of higher generation operations expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $3.7 million in 2018 compared to 2017 primarily due to $4.2 million of normal recurring additions to fixed assets and $3.8 million of higher amortization of storm damages which is based on collections from customers. These increases were partially offset by $2.7 million of higher deferrals of corporate franchise taxes to a regulatory asset and $1.4 million of lower amortization of the production operations and maintenance regulatory asset.

Interest Income
Interest income increased $3.8 million in 2018 compared to 2017 primarily due to $1.7 million of higher interest rates and balances on temporary investments and $1.2 million of interest on a note receivable.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $5.8 million in 2018 compared to 2017 primarily due to higher construction costs related to the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the START project, the Terrebonne to Bayou Vista Transmission project, and the Bayou Vista to Segura Transmission project.

Interest Charges
Interest charges increased $1.9 million in 2018 compared to 2017 primarily due to $4.9 million of interest on senior notes issued in December 2017 and March 2018. This increase was partially offset by $2.4 million of higher allowance for borrowed funds used during construction and $1.0 million of lower interest on Cleco Katrina/Rita storm recovery bonds.

Income Taxes
Federal and state income taxes decreased $11.4 million in 2018 compared to 2017. Tax expense decreased primarily due to $26.9 million related to the reduction in the federal statutory tax rate as prescribed by the TCJA, $2.2 million for the change in pretax income, excluding AFUDC equity, and $1.3 million for adjustments for permanent tax differences. These decreases were partially offset by $14.3 million for the absence of adjustments related to the TCJA and $3.7 million for the flowthrough of state tax benefits. The effective income tax rate is 25.6%, which is different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of benefits associated with AFUDC equity, adjustments for tax returns as filed, tax credits, and state tax expense. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — TCJA” and “Note 13 — Regulation and Rates — TCJA.”

Comparison of the Years Ended December 31, 2017, and 2016

Cleco
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating revenue, net	$1,175,646	$853,005	$299,870
Operating expenses	910,419	808,096	276,060
Operating income	$265,227	$44,909	$23,810
Interest income	1,424	840	265
Allowance for equity funds used during construction	8,320	3,735	723
Other expense, net	(6,899)	(6,653)	(3,167)
Interest charges	122,913	89,766	22,123
Federal and state income tax expense (benefit)	7,079	(22,822)	3,468
Net income (loss)	$138,080	$(24,113)	$(3,960)

CLECO
CLECO POWER	2018 FORM 10-K

Cleco’s net income attributable to the year ended December 31, 2017, was $138.1 million. There were no significant changes in the underlying trends impacting net income with the exception of the impact of a $46.3 million tax benefit for an adjustment related to the TCJA. The effective income tax rate for 2017 was 4.9%. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — TCJA” and “Note 13 — Regulation and Rates — TCJA.”
Cleco’s net loss attributable to the successor period April 13, 2016, through December 31, 2016, was $24.1 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax loss primarily related to:

•	$174.7 million of merger transaction and commitment costs relating to the 2016 Merger,

•	$34.0 million of interest costs related to debt obtained as a result of the 2016 Merger,

•
$7.5 million of an offset to operating revenue related to the amortization of the intangible asset recorded for the fair value adjustment of wholesale power supply agreements as a result of the 2016 Merger, and

•	$6.4 million of amortization of the fair value adjustment made as a result of the 2016 Merger to record the stepped-up basis for the Coughlin assets.

The effective income tax rate for the successor period April 13, 2016, through December 31, 2016, was 48.6%.
Cleco’s net loss attributable to the predecessor period January 1, 2016, through April 12, 2016, was $4.0 million. There were no significant changes in the underlying trends impacting net loss with the exception of the change in pretax loss primarily related to $34.9 million of merger transaction costs relating to the 2016 Merger. The effective income tax rate for the predecessor period January 1, 2016, through April 12, 2016, was (704.9)%.
Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2017	2016	VARIANCE	CHANGE
Operating revenue
Base	$651,732	$660,974	$(9,242)	(1.4)%
Fuel cost recovery	456,657	430,255	26,402	6.1%
Electric customer credits	(1,566)	(1,513)	(53)	(3.5)%
Other operations	77,522	68,573	8,949	13.1%
Affiliate revenue	851	884	(33)	(3.7)%
Operating revenue, net	$1,185,196	$1,159,173	$26,023	2.2%
Operating expenses
Recoverable fuel and power purchased	456,509	430,422	(26,087)	(6.1)%
Non-recoverable fuel and power purchased	35,750	35,684	(66)	(0.2)%
Other operations and maintenance	202,738	203,452	714	0.4%
Depreciation and amortization	158,415	153,393	(5,022)	(3.3)%
Taxes other than income taxes	46,539	48,287	1,748	3.6%
Merger commitment costs	—	151,501	151,501	100.0%
Gain on sale of asset	—	(1,095)	(1,095)	(100.0)%
Total operating expenses	899,951	1,021,644	121,693	11.9%
Operating income	$285,245	$137,529	$147,716	107.4%
Allowance for equity funds used during construction	$8,320	$4,458	$3,862	86.6%
Interest charges	$69,362	$76,446	$7,084	9.3%
Federal and state income tax expense	$67,331	$18,369	$(48,962)	(266.5)%
Net income	$150,738	$39,128	$111,610	285.2%

Cleco Power’s net income for 2017 increased $111.6 million compared to 2016 primarily as a result of the following factors:

•	the absence of 2016 Merger commitment costs,

•	higher other operations revenue,

•	lower interest charges, and

•	higher allowance for equity funds used during construction.

These increases were partially offset by:

•	higher income taxes,

•	lower base revenue, and

•	higher depreciation and amortization.

CLECO
CLECO POWER	2018 FORM 10-K

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2017	2016	(UNFAVORABLE)
Electric sales
Residential	3,526	3,671	(3.9)%
Commercial	2,650	2,724	(2.7)%
Industrial	2,078	1,988	4.5%
Other retail	131	133	(1.5)%
Total retail	8,385	8,516	(1.5)%
Sales for resale	2,959	3,143	(5.9)%
Total retail and wholesale customer sales	11,344	11,659	(2.7)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2017	2016	(UNFAVORABLE)
Electric sales
Residential	$286,587	$292,397	(2.0)%
Commercial	188,431	191,440	(1.6)%
Industrial	87,528	86,299	1.4%
Other retail	10,592	10,589	—%
Surcharge	20,965	21,175	(1.0)%
Total retail	594,103	601,900	(1.3)%
Sales for resale	57,629	59,074	(2.4)%
Total base revenue	$651,732	$660,974	(1.4)%

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

Base
Base revenue decreased $9.2 million in 2017 compared to 2016 primarily due to $5.8 million of lower rates to a site specific industrial customer and $4.3 million of lower usage as a result of milder weather and lower sales to wholesale customers.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel costs during 2017 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on the accounting for

MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue increased $8.9 million in 2017 compared to 2016 primarily due to $9.4 million of generation revenue from the Teche Unit 3 SSR and $1.7 million of higher forfeited discounts and reconnect fees mostly due to the absence of the 2016 customer rate credits as a result of the 2016 Merger and the absence of LPSC executive orders relating to 2016 flooding, which allowed impacted customers to defer utility payments. These increases were partially offset by $2.3 million of lower transmission revenue from wholesale customers as a result of issuing customer credits relating to the MISO ROE complaints. For more information on the SSR, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — SSR.”

Non-recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased increased $0.1 million in 2017 compared to 2016 primarily due to $4.1 million of MISO SSR transmission expenses, $0.8 million related to higher MISO administrative fees, and $0.6 million of expenses related to flood damages. These increases were partially offset by a $2.3 million refund from MISO for wholesale customers relating to the MISO ROE complaints, $1.8 million of lower MISO transmission expenses, and $1.3 million due to the absence of expenses in 2017 related to fuel accounting software. For more information on the SSR, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $0.7 million in 2017 compared to 2016 primarily due to $5.4 million of lower net generating station outage and routine maintenance expenses, $2.1 million of higher capitalized administrative and general expenses, $1.5 million for flood related uncollectible accounts deferred to regulatory assets, $1.5 million of lower employee benefits expenses, and $1.3 million for lower provision for other uncollectible accounts. These decreases were partially offset by $6.8 million of lower deferrals of production operations and maintenance expenses to a regulatory asset, $4.0 million of higher salaries, and $1.2 million for higher fees for outside services.

Depreciation and Amortization
Depreciation and amortization expense increased $5.0 million in 2017 compared to 2016 primarily due to higher depreciation due to additions to fixed assets.

Merger Commitment Costs
Merger commitment costs decreased $151.5 million in 2017 compared to 2016 due to the close of the 2016 Merger which resulted in $136.0 million one-time customer rate credits.

CLECO
CLECO POWER	2018 FORM 10-K

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

Income Taxes
Federal and state income taxes increased $49.0 million in 2017 compared to 2016 primarily due to $62.5 million for the change in pretax income, excluding AFUDC equity. This increase was partially offset by $14.3 million for adjustments related to the TCJA. The effective income tax rate for 2017 was 30.9% which is different than the federal statutory rate primarily due to the TCJA, permanent tax differences, the flowthrough of benefits associated with AFUDC equity, adjustments for tax returns as filed, and state tax expense. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — TCJA” and “Note 13 — Regulation and Rates — TCJA.”

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2018, and the year ended December 31, 2017, see “— Results of Operations — Comparison of the Years Ended December 31, 2018, and 2017 — Cleco Power.”
For a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items of Cleco Power between the year ended December 31, 2017, and the year ended December 31, 2016, see “— Results of Operations — Comparison of the Years Ended December 31, 2017, and 2016 — Cleco Power.”
The narrative analysis referenced above should be read in combination with Cleco Power’s Financial Statements and the Notes contained in this Annual Report on Form 10-K.

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
Cleco believes that the following are the most significant critical accounting policies:

•
To determine assets, liabilities, and expenses relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rates, expected return on plan assets, mortality rates, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year-to-year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2018 return on plan assets was (7.31)% compared to an expected long-term return of 5.86%. For 2017, the return on plan assets was 16.32% compared to an expected long-term return of 6.08%. For the calculation of the 2019 periodic expense, Cleco decreased the expected long-term return on plan assets to 6.55%.

Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. As a result of the annual review of assumptions, the pension plan discount rate increased from 3.73% to 4.35% for the December 31, 2018, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants (approximately 9 years as of December 31, 2018, for Cleco’s plan) when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
In October 2016, the Society of Actuaries released an updated mortality improvement scale which indicated lower mortality improvements than previously indicated in the 2015 mortality improvement scale. As a result, in December 2016, Cleco updated its mortality assumptions using the new data

CLECO
CLECO POWER	2018 FORM 10-K

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
In October 2018, the Society of Actuaries released another updated mortality improvement scale which indicated lower mortality improvements than previously indicated in the 2017 mortality improvement scale. As a result, in December 2018, Cleco updated its mortality assumptions using the new data released by the Society of Actuaries. The update resulted in a decrease of $1.4 million in the pension plan obligation at December 31, 2018.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(34,289)	$(3,452)
	0.5% decrease	$38,295	$3,794
Salary scale	0.5% increase	$7,412	$1,481
	0.5% decrease	$(6,776)	$(1,351)
Expected return on assets	0.5% increase	$—	$(2,022)
	0.5% decrease	$—	$2,022

Cleco Power did not make any required or discretionary contributions to the pension plan in 2018, 2017, or 2016. Based on funding assumptions at December 31, 2018, management estimates that $95.5 million in pension contributions will be required through 2023. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year-to-year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions.
For more information on pension and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.”

•
Cleco has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2018, Cleco Power had $134.8 million in regulatory assets, net. As a result of the 2016 Merger, Cleco Holdings recognized regulatory assets. At December 31, 2018, Cleco Holdings had $172.6 million of regulatory assets. Actions by the LPSC could limit the recovery of Cleco’s regulatory assets, causing Cleco to record a loss on some or all of the regulatory assets. If future recovery of costs ceases to be probable, Cleco Holdings could be required to record a loss of its regulatory assets associated with acquisition adjustments. For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” and “Note 5 — Regulatory Assets and Liabilities.”

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

For more information on income taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes.”

•
Cleco is currently involved in certain legal proceedings and management has estimated the probable costs for the resolution of these claims. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement assumptions. For more information on legal proceedings affecting Cleco, see Part I, Item 1, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

•
Assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if it exceeds the estimated fair value. On April 13, 2016, in connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion. Goodwill is required to be tested for impairment at the reporting segment level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying value. Additionally, on the date of the 2016 Merger, intangible assets were recognized for fair value adjustments of the Cleco trade name and long-term wholesale power supply contracts. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizing independent valuation experts, and involves the use of significant estimates and assumptions. Management’s judgments and

CLECO
CLECO POWER	2018 FORM 10-K

estimates can materially impact the financial statements in periods after acquisition, such as through depreciation, amortization, and goodwill impairment. For more information on intangible assets and goodwill recorded in connection with the 2016 Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Intangible Assets and Goodwill.”

Cleco Power
Cleco Power’s retail rates are regulated by the LPSC. Future rate changes could have a material impact on the results of operations, financial condition, or cash flows of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2018, the carrying value of Cleco Power’s long-lived assets was $3.21 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•
The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. Cleco Power has FAC filings for January 2018 and thereafter that are subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. For more information on LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2018, and 2017 — Cleco Power — Significant Factors Affecting Cleco Power — Fuel Cost Recovery/Recoverable Fuel and Power Purchased.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2018:

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB-	Baa3	BBB-
Cleco Power	BBB+	A3	BBB+	BBB+	A3	BBB
Credit ratings are not recommendations to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Taking into consideration the Cleco Cajun Transaction, Moody’s completed its review on January 10, 2019, and updated its credit opinion of Cleco Holdings to Baa3 (stable) and affirmed Cleco Power at A3 (stable). On January 24, 2019, taking into consideration the Cleco Cajun Transaction, Fitch affirmed Cleco Holdings’ and Cleco Power’s long-term issuer default ratings at BBB- and BBB, respectively. Also on January 24, 2019, taking into consideration the Cleco Cajun Transaction, Fitch affirmed Cleco Holdings’ and Cleco Power’s senior unsecured ratings at BBB- (stable) and BBB+ (stable), respectively. On February 5, 2019, after the completion of the Cleco Cajun Transaction, S&P affirmed Cleco Holdings’ and Cleco Power’s credit ratings at BBB- (stable) and BBB+ (stable), respectively. On February 11, 2019, after the completion of the Cleco Cajun Transaction, Fitch affirmed Cleco Holdings’ long-term issuer default ratings at BBB-.
Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. Savings are dependent upon the level of borrowings. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded, Cleco Holdings or Cleco Power, respectively, could be required to pay additional fees and incur higher interest rates for borrowings under their respective credit facilities.
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
Cleco Power and Cleco Cajun participate in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power to provide credit support which may increase or decrease due to the timing of the settlement schedules. At December 31, 2018, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. In anticipation of the Cleco Cajun Transaction, Cleco was required to provide credit support for MISO related to Cleco Cajun’s participation in MISO. On January 11, 2019, Cleco provided a $34.5 million letter of credit to MISO pursuant to energy market requirements. This letter of credit decreases availability under

CLECO
CLECO POWER	2018 FORM 10-K

the Cleco Holdings’ credit facility. For more information about MISO, see “— Regulatory and Other Matters — Transmission Rates of Cleco Power.”
In connection with Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on the Cleco Holdings’ credit facility.

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

TCJA
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
As a result of a request by the LPSC, Cleco Power began accruing an estimated reserve for the change in the tax rates beginning January 1, 2018. At December 31, 2018, Cleco Power had $31.6 million accrued for the estimated tax-related benefits from the TCJA. On October 26, 2018, the LPSC Staff approved a final rule that would require utilities to adjust formula rates on the earlier of January 31, 2019, or the next date required for implementation of compliance rate changes under the normal operation of the FRP. Cleco Power filed its report with the LPSC on December 3, 2018, describing its methodology for TCJA refunds and related items, including the allocation of such refunds among jurisdictional customers. On January 31, 2019, Cleco Power filed an application with the LPSC requesting the implementation of rate reductions and modifications of certain tariffs resulting from TCJA to be effective July 1, 2019. Cleco Power also requested to reduce the annual FRP rate, effective July 1, 2019, by the amount accrued for the change in tax rates as of June 30, 2019. Cleco Power recommended that the revenue reduction due to the change in the statutory corporate tax rate be allocated to only residential customers. Cleco Power also requested to address the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its new FRP, which is expected to be filed by July 1, 2019, with anticipated new rates being effective July 1, 2020. All items requested in the January 31, 2019, application are subject to LPSC review and approval.
At December 31, 2017, Cleco reduced net ADIT liability due to the reduction in the income tax rate from 35% to 21%. During the fourth quarter of 2018, Cleco finalized the remeasurement and accounting for the effects of the TCJA. While activities not subject to cost of service rate regulation recognize the reduction in ADIT liability in income tax expense, Cleco Power is required to recognize a regulatory liability for the portion of the net reduction subject to regulatory treatment.
The following tables summarize the effects on Cleco and Cleco Power for the TCJA:

Cleco
(THOUSANDS)	NET REDUCTION TO ADIT	RECOGNIZED AS REGULATORY LIABILITY	RECOGNIZED IN INCOME TAX EXPENSE
Provisional at Dec. 31, 2017	$(394,881)	$(348,590)	$(46,291)
TCJA adjustments recorded in 2018	(26,390)	(26,371)	(19)
Final at Dec. 31, 2018	$(421,271)	$(374,961)	$(46,310)

Cleco Power
(THOUSANDS)	NET REDUCTION TO ADIT	RECOGNIZED AS REGULATORY LIABILITY	RECOGNIZED IN INCOME TAX EXPENSE
Provisional at Dec. 31, 2017	$(362,882)	$(348,590)	$(14,292)
TCJA adjustments recorded in 2018	(26,390)	(26,371)	(19)
Final at Dec. 31, 2018	$(389,272)	$(374,961)	$(14,311)

Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.
As a result of the TCJA, Cleco’s current and deferred income tax expense in future periods is expected to be lower than in past periods. Cleco also expects to pay lower cash taxes for federal income taxes; however, higher income taxes are expected to be paid for state income taxes because of the lower federal income tax deduction.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Fair Value Accounting.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its

CLECO
CLECO POWER	2018 FORM 10-K

intended purposes and/or general company purposes. For more information on Cleco and Cleco Power’s restricted cash and cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Debt

Cleco Consolidated
Cleco had no short-term debt outstanding at December 31, 2018, or 2017. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At December 31, 2018, Cleco’s long-term debt outstanding was $2.90 billion, of which $21.1 million was due within one year. The long-term debt due within one year at December 31, 2018, represents $20.6 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments. For Cleco, long-term debt increased by $40.3 million from December 31, 2017, primarily due to the March 2018 issuance of $50.0 million principal amount of senior notes due in December 2024, a $16.8 million increase in capital lease obligations, and $1.5 million related to debt discount and expense. These increases were partially offset by $19.2 million of scheduled payments on Cleco Katrina/Rita storm recovery bonds, $8.4 million for amortization of long-term debt fair value adjustments related to the 2016 Merger, and $0.4 million of capital lease principal payments.
On December 18, 2017, Cleco entered into an agreement for the issuance and sale in a private placement of an aggregate principal amount of $175.0 million of senior notes. For more information, see “— Cleco Power” below.
On April 2, 2018, Cleco entered into a capital lease agreement for use of 42 dedicated barges to transport petroleum coke and limestone to Madison Unit 3. For more information on the capital lease agreement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
Cash and cash equivalents available at December 31, 2018, were $110.2 million combined with $400.0 million available credit facility capacity ($100.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $510.2 million.
At December 31, 2018, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Fair Value Accounting.”

At December 31, 2018, and 2017, Cleco had a working capital surplus of $185.9 million and $271.4 million, respectively. The $85.5 million decrease in working capital is primarily due to:

•	a $31.6 million increase in provision for rate refund primarily due to estimated refunds for the tax-related benefits of the TCJA,

•	a $21.0 million increase in taxes payable primarily due to higher provisions for income taxes and higher corporate franchise taxes,

•	a $10.1 million decrease in customer accounts receivable primarily due to the timing of a payment received from a wholesale customer and payments received on deferred agreements

•
a $9.6 million increase in other current liabilities primarily due to the timing of LTIP accruals, higher accruals for the refund of the SSR capital portion, and higher accruals for hydroelectric power purchases as a result of a contract that began in April 2018,

•	an $8.9 million decrease in cash and cash equivalents,

•
a $6.4 million increase in accounts payable, excluding FTR purchases, primarily due to the timing of payables, higher accruals of capital projects, and an increase in fuel costs, partially offset by lower accruals for STIP,

•	a $4.7 million decrease in fuel inventory primarily due to lower lignite deliveries and lower coal purchases, partially offset by higher per unit lignite costs, and

•
a $3.6 million decrease in other accounts receivable primarily due to the receipt of an insurance reimbursement and lower receivables from joint owners, partially offset by a NMTC receivable for the difference between guaranteed benefits and actual benefits received.

These decreases in working capital were partially offset by:

•	a $19.4 million increase in accumulated deferred fuel, excluding FTRs, primarily due to additional deferrals through a fuel surcharge and timing of collections and

•	a $7.3 million increase in material and supplies inventory primarily due to higher purchases.

At December 31, 2018, Cleco’s Consolidated Balance Sheets reflected $4.31 billion of total liabilities compared to $4.18 billion at December 31, 2017. The $130.0 million increase in total liabilities during 2018 was primarily due to:

•	an increase in long-term debt of $40.3 million, as previously discussed,

•	a higher provision for rate refund of $31.6 million due to the estimated refunds for the tax-related benefits of the TCJA,

•	an increase in taxes payable of $21.0 million primarily due to higher provisions for income taxes and higher corporate franchise taxes, and

•	an increase in net deferred taxes regulatory liability of $15.1 million primarily due to the finalization of the TCJA.

In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings issued $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco

CLECO
CLECO POWER	2018 FORM 10-K

Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to the company’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction. Also in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
In connection with Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on the Cleco Holdings’ credit facility.

Cleco Holdings (Holding Company Level)
Cleco Holdings had no short-term debt outstanding at December 31, 2018, or 2017. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At December 31, 2018, Cleco Holding’s long-term debt outstanding was $1.34 billion, none of which was due within one year.
At December 31, 2018, and 2017, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.
Cash and cash equivalents available at Cleco Holdings at December 31, 2018, were $76.9 million, combined with $100.0 million credit facility capacity for a total liquidity of $176.9 million.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2018, or 2017. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in aggregate, to support their working capital needs.
At December 31, 2018, Cleco Power’s long-term debt outstanding was $1.41 billion, of which $21.1 million was due within one year. The long-term debt due within one year at December 31, 2018, represents $20.6 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments. For Cleco Power, long-term debt increased $48.2 million from December 31, 2017, primarily due to the March 2018 issuance of $50.0 million principal amount of senior notes due in December 2024, a $16.8 million increase in capital obligations, and $1.0 million related to debt discount and expense. These increases were partially offset by $19.2 million of scheduled payments on Cleco Katrina/Rita storm recovery bonds and a $0.4 million in capital lease principal payments.
At December 31, 2018, and 2017, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restricted financial covenants and expires in 2021.

On December 18, 2017, Cleco Power entered into an agreement for the issuance and sale in a private placement of an aggregate principal amount of $175.0 million of senior notes. The senior notes were issued in two tranches. The first tranche was issued on December 18, 2017, with a principal amount of $25.0 million at an interest rate of 2.94% and $100.0 million at an interest rate of 3.08%, with final maturity dates in December 2022 and 2023, respectively. The second tranche was issued on March 26, 2018, with a principal amount of $50.0 million at an interest rate of 3.17%, with a final maturity date in December 2024. The proceeds from the issuance and sale were used for capital investments and general utility purposes.
On April 2, 2018, Cleco entered into a capital lease agreement for use of 42 dedicated barges to transport petroleum coke and limestone to Madison Unit 3. For more information on the capital lease agreement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
Cash and cash equivalents available at December 31, 2018, were $32.0 million combined with $300.0 million credit facility capacity for total liquidity of $332.0 million.
At December 31, 2018, and 2017, Cleco Power had a working capital surplus of $62.3 million and $169.6 million, respectively. The $107.3 million decrease in working capital is primarily due to:

•	a $37.8 million decrease in cash and cash equivalents,

•	a $31.6 million increase in provision for rate refund primarily due to estimated refunds for the tax-related benefits of the TCJA,

•	a $16.6 million increase in taxes payable primarily due to higher provisions for income taxes and higher corporate franchise taxes,

•	a $10.1 million decrease in customer accounts receivable primarily due to the timing of a payment received from a wholesale customer and payments received on deferred agreements,

•
a $9.4 million increase in accounts payable, excluding FTR purchases, primarily due to the timing of payables, higher accruals of capital projects, and an increase in fuel costs, partially offset by lower accruals for STIP,

•
a $6.4 million increase in other current liabilities primarily due to the timing of LTIP accruals, higher accruals for the refund of the SSR capital portion, and higher accruals for hydroelectric power purchases as a result of a contract that began in April 2018,

•	a $6.1 million decrease in other accounts receivable primarily due to the receipt of an insurance reimbursement and lower receivables from joint owners, and

•	a $4.7 million decrease in fuel inventory primarily due to lower lignite deliveries and lower coal purchases, partially offset by higher per unit lignite costs.

CLECO
CLECO POWER	2018 FORM 10-K

These decreases in working capital were partially offset by:

•	a $19.4 million increase in accumulated deferred fuel, excluding FTRs, primarily due to additional deferrals through a fuel surcharge and timing of collections and

•	a $7.3 million increase in material and supplies inventory primarily due to higher purchases.

At December 31, 2018, Cleco Power’s Consolidated Balance Sheets reflected $2.75 billion of total liabilities compared to $2.64 billion at December 31, 2017. The $116.5 million increase in total liabilities during 2018 was primarily due to:

•	an increase in long-term debt of $48.2 million, as previously discussed,

•	a higher provision for rate refund of $31.6 million due to the estimated refunds for the tax-related benefits of the TCJA,

•	an increase in taxes payable of $16.6 million primarily due to higher provisions for income taxes and higher corporate franchise taxes,

•	an increase in net deferred taxes regulatory liability of $15.1 million primarily due to the finalization of the TCJA, and

•
an increase in accounts payable of $11.9 million primarily due to the timing of payables, higher accruals of capital projects, and an increase in fuel costs, partially offset by lower accruals for STIP.

These increases were partially offset by a decrease of $25.6 million in accumulated deferred federal and state income taxes primarily due to adjustments related to the TCJA.

Credit Facilities
At December 31, 2018, Cleco had two separate revolving credit facilities, one for Cleco Holdings and one for Cleco Power, with a maximum aggregate capacity of $400.0 million.
At December 31, 2018, Cleco Holdings had a $100.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. Under covenants contained in Cleco Holdings’ credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2018, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At December 31, 2018, Cleco Holdings had no borrowings outstanding under its $100.0 million credit facility. If Cleco Holdings’ credit ratings were to be downgraded one level by either agency, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels for its credit facility. In connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million. All other terms remained the same. Also in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
At December 31, 2018, Cleco Power had a $300.0 million credit facility. The credit facility includes restricted financial covenants and expires in 2021. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2018, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. At December 31, 2018, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. If Cleco Power’s credit ratings were to be downgraded one level by either agency, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. At December 31, 2018 and 2017, Cleco Holdings and Cleco Power were in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. For more information on additional merger commitments, see Part I, Item 1A, “Risk Factors — Holding Company.”

Cleco Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $317.8 million and $265.4 million for the years ended December 31, 2018, and 2017, respectively. Net cash provided by operating activities during 2018 increased $52.4 million from 2017 primarily due to:

•	higher collections from customers of $25.3 million due to lower 2016 Merger credits used in 2018 and the timing of collections of accounts receivables,

•	lower payments for fuel purchases of $23.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	lower payments for affiliate settlements of $18.1 million

•	lower payments of $18.0 million due to timing of property tax payments, and

CLECO
CLECO POWER	2018 FORM 10-K

•	higher receipts of $8.1 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures.

These increases were partially offset by:

•	lower net fuel and power purchase collections of $30.4 million primarily due to timing of collections and

•	higher payments for employee benefits of $8.2 million.

For the year ended December 31, 2017, there were no significant changes in the underlying trends impacting cash provided by operating activities.
Net cash provided by operating activities for the successor period April 13, 2016, through December 31, 2016, was $69.9 million. There were no significant changes in the underlying trends impacting cash provided by operating activities with the exception of the following:

•	lower collections from customers of $121.5 million due to 2016 Merger credits used in 2016 and

•	$23.7 million related to payments for 2016 Merger transaction costs.

Net cash provided by operating activities for the predecessor period January 1, 2016, through April 12, 2016, was $129.8 million. There were no significant changes in the underlying trends impacting cash provided by operating activities.

Net Investing Cash Flow
Net cash used in investing activities was $288.2 million and$203.6 million during the years ended December 31, 2018, and 2017, respectively. Net cash used in investing activities increased $84.6 million primarily due to:

•	higher additions to property, plant, and equipment, net of AFUDC, of $48.3 million,

•	issuance of a $16.8 million note receivable, and

•	the absence of proceeds from the sale of transmission assets of $16.7 million.

For more information about the note receivable, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
For the year ended December 31, 2017, there were no significant changes in the underlying trends impacting cash provided by investing activities with the exception of $16.7 million of proceeds from the sale of transmission assets sold by Cleco on December 20, 2017.
Cleco’s net cash used in investing activities for the successor period April 13, 2016, through December 31, 2016, was $135.3 million. There were no significant changes in the underlying trends impacting cash used in investing activities.
Cleco’s net cash used in investing activities for the predecessor period January 1, 2016, through April 12, 2016, was $41.7 million. There were no significant changes in the underlying trends impacting cash used in investing activities.

Net Financing Cash Flow
Net cash used in financing activities was $41.7 million for the year ended December 31, 2018. Net cash provided by financing activities was $20.8 million for the year ended December 31, 2017. Net cash used in financing activities increased $62.5 million primarily due to:

•	absence of draws on Cleco’s credit facilities of $179.0 million and

•	lower issuances issuances of senior notes of $75.0 million.

These increases were partially offset by:

•	absence of payments on Cleco’s credit facility of $179.0 million and

•	lower distributions to Cleco Group of $12.7 million.

For the year ended December 31, 2017, there were no significant changes in the underlying trends impacting cash provided by financing activities.
Cleco’s net cash used in financing activities for the successor period April 13, 2016, through December 31, 2016, was $6.0 million. There were no significant changes in the underlying trends impacting cash provided by financing activities with the exception of $100.7 million in contributions from Cleco Group.
Cleco’s net cash used in financing activities for the predecessor period January 1, 2016, through April 12, 2016, was $40.9 million. There were no significant changes in the underlying trends impacting cash used in financing activities.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $339.7 million during 2018, $287.1 million during 2017, and $234.3 million during 2016. Net cash provided by operating activities during 2018 increased $52.6 million from 2017 primarily due to:

•	higher collections from customers of $25.3 million due to lower 2016 Merger credits used in 2018 and the timing of collections of accounts receivables,

•	lower payments for fuel purchases of $23.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	lower payments of $18.0 million due to timing of property tax payments,

•	higher receipts of $8.1 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures, and

•	lower payment for affiliate settlements of $5.3 million.

These increases in net operating cash were partially offset by:

•	lower net fuel and power purchase collections of $30.4 million primarily due to timing of collections and

•	higher payments for employee benefits of $6.4 million.

Net cash provided by operating activities during 2017 increased $52.8 million from 2016 primarily due to:

•	higher collections from customers of $109.9 million due to lower 2016 Merger credits used,

CLECO
CLECO POWER	2018 FORM 10-K

•	higher net fuel and power purchase collections of $19.1 million primarily due to the timing of collections, and

•	lower interest payments of $8.2 million due to long-term debt redeemed and replaced with lower interest rate debt in the fourth quarter of 2016.

These increases in net operating cash were partially offset by:

•	higher payments for fuel inventory of $59.9 million primarily due to higher per unit lignite and petroleum coke costs and higher coal purchases and

•	higher payments for affiliate settlements of $23.4 million.

Net Investing Cash Flow
Net cash used in investing activities was $289.0 million during 2018, $222.2 million during 2017, and $177.6 million during 2016. Net cash used in investing activities during 2018 increased $66.8 million from 2017 primarily due to:

•	higher additions to property, plant, and equipment, net of AFUDC, of $48.1 million and

•	issuance of a $16.8 million note receivable.

Net cash used in investing activities during 2017 increased $44.6 million from 2016 primarily due to higher payments for additions to property, plant, and equipment, net of AFUDC, of $45.2 million.

Net Financing Cash Flow
Net cash used in financing activities was $91.7 million during 2018, $29.9 million during 2017, and $79.9 million during 2016. Net cash used in financing activities during 2018 increased $61.8 million from 2017 primarily due to:

•	the absence of draws on Cleco Power’s credit facilities of $106.0 million and

•	lower issuances of senior notes of $75.0 million.

These increases were partially offset by:

•	the absence of payments on Cleco Power’s credit facility of $106.0 million and

•	lower distributions to Cleco Holdings of $13.6 million.

Net cash used in financing activities during 2017 decreased $50.0 million from 2016 primarily due to:

•	lower repayments of long-term debt of $308.9 million and

•	the absence of an $18.6 million make-whole payment made in connection with the redemption of $250.0 million of 6.65% senior notes in 2016.

These decreases in net financing activities were partially offset by:

•	lower issuances of long-term debt of $205.0 million,

•	the absence of contributions from Cleco Holdings of $50.0 million, and

•	higher distributions to Cleco Holdings of $25.0 million.

Capital Expenditures
Prior to the Cleco Cajun Transaction, Cleco’s capital expenditures were primarily incurred at Cleco Power. Cleco

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
During the years ended December 31, 2018, 2017, and 2016, Cleco Power had capital expenditures, excluding AFUDC, of $275.0 million, $226.9 million, $181.7 million, respectively. In 2018, 2017, and 2016, 100% of Cleco Power’s capital expenditure requirements were funded internally.
During the years ended December 31, 2018, December 31, 2017, and the successor period April 13, 2016, through December 31, 2016, other subsidiaries had capital expenditures of $1.9 million, $1.7 million, and $0.7 million, respectively. During the predecessor period January 1, 2016, through April 12, 2016, other subsidiaries had capital expenditures of less than $0.1 million.
In 2019 and for the five-year period ending 2023, Cleco Power expects to materially fund its capital expenditure requirements with internally generated funds. However, Cleco Power may choose to issue debt in order to achieve its stipulated regulatory capital structure. All computations of internally funded capital expenditures exclude AFUDC.
Cleco and Cleco Power’s estimated capital expenditures and debt maturities for 2019 and for the five-year period ending December 31, 2023 are presented in the following tables. All amounts exclude AFUDC and Cleco Cajun estimated capital expenditures. Following the Cleco Cajun Transaction, Cleco expects to incur capital expenditures at Cleco Cajun. Cleco Cajun’s estimated capital expenditures are expected to be included in the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Cleco
PROJECT (THOUSANDS)	2019	%	2019-2023%
Environmental	$1,000	—%	$20,000	1%
New business	38,000	16%	166,000	12%
Transmission reliability	33,000	14%	157,000	12%
Fuel optimization	22,000	9%	287,000	22%
General (1)	144,000	61%	704,000	53%
Total capital expenditures	$238,000	100%	$1,334,000	100%
Debt payments	21,000		622,000
Total capital expenditures and debt payments	$259,000		$1,956,000
(1)Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.

Cleco Power
PROJECT (THOUSANDS)	2019	%	2019-2023%
Environmental	$1,000	—%	$20,000	2%
New business	38,000	16%	166,000	12%
Transmission reliability	33,000	14%	157,000	12%
Fuel optimization	22,000	9%	287,000	22%
General (1)	142,000	61%	698,000	52%
Total capital expenditures	$236,000	100%	$1,328,000	100%
Debt payments	21,000		157,000
Total capital expenditures and debt payments	$257,000		$1,485,000
(1)Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.

CLECO
CLECO POWER	2018 FORM 10-K

Capital expenditures for other subsidiaries, excluding Cleco Cajun, in 2019 are estimated to total $2.0 million. For the five-year period ending December 31, 2023, capital expenditures for other subsidiaries, excluding Cleco Cajun, are estimated to total $6.0 million. Cleco expects cash and cash equivalents on hand in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Other Cash Requirements
Prior to the Cleco Cajun Transaction, Cleco Power’s regulated operations were Cleco’s primary source of internally generated funds. These funds, along with Cleco Cajun’s operation and the issuance of additional debt in future years, will be used for general company purposes, capital expenditures, and debt service.

Contractual Obligations
Cleco, in the course of normal business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. Additionally, the obligations listed in the following table do not include amounts related to Cleco Cajun; however, as a result of the Cleco Cajun Transaction, Cleco expects to incur contractual obligations at Cleco Cajun. The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2018, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2018.

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco
Long-term debt obligations (1)	$4,497,965	$142,937	$547,327	$506,722	$3,300,979
Capital lease obligations (2)	36,710	2,611	5,222	5,222	23,655
Operating lease obligations (3)	20,517	4,150	6,679	2,453	7,235
Purchase obligations (4)	215,712	148,229	41,787	9,254	16,442
Other long-term liabilities (5)	17,128	5,321	4,778	1,694	5,335
Postretirement benefits obligations (6)	368,559	8,863	52,888	77,012	229,796
Total Cleco	$5,156,591	$312,111	$658,681	$602,357	$3,583,442
Cleco Power
Long-term debt obligations (1)	$2,443,296	$87,964	$143,619	$256,136	$1,955,577
Capital lease obligations (2)	36,710	2,611	5,222	5,222	23,655
Operating lease obligations (3)	20,397	4,030	6,679	2,453	7,235
Purchase obligations (4)	182,789	126,846	33,013	8,159	14,771
Other long-term liabilities (5)	3,600	1,800	1,800	—	—
Postretirement benefits obligations (6)	167,501	—	35,393	60,093	72,015
Total Cleco Power	$2,854,293	$223,251	$225,726	$332,063	$2,073,253

(1) For individual long-term debt maturities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Debt.” For Cleco, the amount above excludes the fair value adjustments related to the 2016 Merger. Cleco’s anticipated interest payments related to long-term debt also are included in this category and do not reflect anticipated future refinancing, early redemptions, or debt issuances.
(2) Capital leases are maintained in the ordinary course of Cleco’s business activities, including leases for barges. Cleco’s anticipated interest payments and operating fees related to capital lease obligations are also included in this category. For more information regarding these leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
(3) Operating leases are maintained in the ordinary course of Cleco’s business activities. These leases include utility systems, railcars, towboats, office space, operating facilities, and office equipment and have various terms and expiration dates from 1 to 27 years. For more information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Operating Leases.”
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
(5) Other long-term liabilities primarily consist of obligations for deferred compensation and various operating and maintenance agreements.
(6) Postretirement benefits obligations consist of the expected required contributions for the Pension Plan and the estimated present value of obligations for SERP and other postretirement obligations. For more information regarding Cleco’s defined benefit pension plan, SERP, and other postretirement obligations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.”

For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same and all franchises will be renewed according to the rates used in the table.

Off-Balance Sheet Commitments and On-Balance Sheet Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require the Registrants to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and on-balance sheet guarantees, see Item 8, “Financial

Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco’s operational and information technology systems and networks and those of Cleco’s vendors due to a physical or cyberattack,

CLECO
CLECO POWER	2018 FORM 10-K

or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. In addition, Cleco’s recent acquisition of NRG South Central could increase the risk associated with cybersecurity that could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows including phishing attacks, denial of service attacks, and employee insider attacks. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Administrative Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each quarter, management provides cybersecurity updates to Cleco’s Board of Managers. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Technology and Terrorism Threats” in this Annual Report on Form 10-K.

Regulatory and Other Matters

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 2% during the three years ended December 31, 2018. Under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
Retail rates (comprised of base revenue, FAC revenue, and EAC revenue) regulated by the LPSC accounted for approximately 86% of Cleco Power’s 2018 revenue and 85% of Cleco Power’s 2017 revenue.

Fuel Rates
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. For more information on the FAC and the most recent fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the ongoing environmental audit covering January 1, 2016, through December 31, 2017, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

Base Rates
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. For more information on the LPSC’s regulation of Cleco Power’s base rates, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Rates.”
For more information on the LPSC Staff’s FRP reviews, amounts accrued by Cleco Power as a result of the TCJA, and information on the tax dockets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — FRP” and “— TCJA.”

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. For more information on the MISO SSR designation of Teche Unit 3, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — SSR.”

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

CLECO
CLECO POWER	2018 FORM 10-K

On December 19, 2018, the LPSC extended Phase I for an additional year.
Utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. In December 2018, Cleco Power filed a letter of intent with the LPSC to recover the accumulated decrease in revenues. Beginning March 1, 2019, this amount will be recovered over approximately four years, subject to LPSC review and approval.
In November 2017, the LPSC initiated an audit on the first two program years to consider all program costs. Cleco Power has responded to the two sets of data requests on the energy efficiency audit. On December 6, 2018, Cleco Power received the LPSC’s preliminary audit report, which concluded that the costs were reasonable and prudent, and eligible for recovery consistent with the Energy Efficiency Rules.

MISO Cost Benefit Analysis
Cleco Power entered into MISO in 2013. Within five years of joining MISO, the LPSC required Cleco Power to conduct a study of the costs and benefits of its membership in MISO. During the second quarter of 2017, Cleco Power submitted an analysis with both a backward-looking, historical analysis and a forward-looking, prospective analysis of the costs and benefits of operating in MISO, as compared to a scenario where Cleco Power and Entergy Louisiana exit MISO and operate independently. Cleco Power’s analysis indicated that continued MISO membership would best serve the public interest. Cleco Power has responded to several sets of data requests on the analysis. Management is unable to predict the outcome of this analysis or give a reasonable estimate of the possible range of disallowance of costs, if any.

Wholesale Rates of Cleco Power
The rates Cleco Power charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis is to be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its triennial market power analysis with FERC in December 2017. On November 8, 2018, FERC determined that Cleco Power has satisfied the requirements for market-based rate authority. Cleco’s next triennial market power analysis is expected to be filed during the fourth quarter of 2020.

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
Cleco Power’s generation dispatch and transmission operations are integrated with MISO. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. For more information about the risks associated with Cleco Power’s participation in MISO, see Part I, Item 1A, “Risk Factors — MISO.”
In May 2017, Cleco Power filed a MISO Schedule 2 rate increase request with FERC. MISO Schedule 2 provides for compensation to Cleco Power for providing reactive power to MISO customers. On July 1, 2017, Cleco Power began collecting revenue at the requested rate, subject to refund. On December 1, 2017, a new rate in pursuance with interveners became effective. FERC approved this rate through a settlement agreement on February 1, 2018. In April 2018, Cleco refunded $0.1 million, including accrued interest, for the amount over-collected in 2017.
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. For more information about the ROE complaints, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

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

Market Restructuring

Wholesale Electric Markets

RTO
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Cleco Power’s generation dispatch and transmission operations are integrated with MISO. For more information about Cleco Power’s integration into MISO, see “— Transmission Rates of Cleco Power.”

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
In July 2017, the SPP RTO’s board of directors and members committee voted to authorize the SPP’s President and CEO to terminate the delegation agreement between the SPP and NERC. On February 8, 2018, NERC approved Cleco Power’s proposed RE. On July 1, 2018, SERC assumed the delegated authority as the new RE for Cleco Power, which replaced the SPP RE. Management does not expect the movement to SERC to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2018 FORM 10-K

A NERC Reliability Standards audit is conducted every three years. Cleco Power’s next NERC Reliability Standards audit is scheduled to begin in October 2019.
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
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In December 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over 11.5 years. In connection with its 2009 approval of the Oxbow Lignite Mine acquisition, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the previously authorized recovery of the legacy deferred fuel balance. At December 31, 2018, and 2017, Cleco Power had $1.3 million and $3.8 million, respectively, deferred as a regulatory asset.

IRP
In accordance with the General Order in LPSC Docket No. R-30021, on October 20, 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. On February 20, 2018, Cleco Power filed the data assumptions to be used in its IRP analysis. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholder meeting was held on April 5, 2018. Comments from the stakeholders were filed on June 5, 2018. Cleco Power has responded to multiple sets of data requests. Cleco Power filed a draft IRP report on January 29, 2019, and expects to file the final report no later than August 30, 2019, with final LPSC approval expected in early 2020.

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP will remain in effect until 2021. Prior to the expiration of the SQP, a new five-year program must be negotiated and submitted to the LPSC for approval. Cleco Power filed its annual monitoring report on March 29, 2018.

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

CLECO
CLECO POWER	2018 FORM 10-K

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK OVERVIEW
Market risk inherent in Cleco’s market risk-sensitive instruments and positions includes potential changes in value arising from changes in interest rates and the commodity market prices of power, FTRs, and natural gas in the industry on different energy exchanges.
Cleco Power evaluates derivatives and hedging activities to determine whether market risk-sensitive instruments and positions are required to be marked-to-market. When positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the FAC.
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
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”

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
At December 31, 2018, Cleco Holdings had no debt outstanding under its $100.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At December 31, 2018, Cleco Holdings had a $300.0 million long-term variable rate bank term loan outstanding. Amounts outstanding under the bank term loan bear interest at LIBOR plus 1.625%. At December 31, 2018, the all-in rate was 3.08%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $3.0 million.
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
Cleco Power provides fuel for generation and purchases power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. These positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. There were no open natural gas positions at December 31, 2018. Cleco Power is currently working with the LPSC to establish a natural gas hedging pilot program. For more information on the program, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Risk Management.”
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

CLECO
CLECO POWER	2018 FORM 10-K

Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Consolidated Statements of Income. At December 31, 2018, Cleco Power’s Consolidated Balance Sheets reflected open FTR positions of
$23.4 million in Energy risk management assets and $0.5 million in Energy risk management liabilities. For more information on FTRs, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Fair Value Accounting — Commodity Contracts.”

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
At December 31, 2018, Cleco Power had no variable-rate debt outstanding.
At December 31, 2018, Cleco Power had no debt outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO
CLECO POWER	2018 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Corporate Holdings LLC and its subsidiaries (Successor and “the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the years ended December 31, 2018 and 2017 and for the period April 13, 2016 to December 31, 2016, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017 and for the period April 13, 2016 to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 26, 2019

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2018 FORM 10-K

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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2017

CLECO
CLECO POWER	2018 FORM 10-K

CLECO

Consolidated Statements of Income
	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating revenue
Electric operations	$1,181,907	$1,097,632	$802,592	$281,154
Other operations	82,332	79,580	51,562	19,080
Gross operating revenue	1,264,239	1,177,212	854,154	300,234
Electric customer credits	(33,195)	(1,566)	(1,149)	(364)
Operating revenue, net	1,231,044	1,175,646	853,005	299,870
Operating expenses
Fuel used for electric generation	382,556	339,346	250,142	96,378
Power purchased for utility customers	168,180	152,913	92,337	27,249
Other operations and maintenance	197,038	197,610	138,298	59,929
Depreciation and amortization	170,414	166,854	116,990	44,076
Taxes other than income taxes	48,791	48,546	35,543	14,611
Merger transaction and commitment costs	19,514	5,152	174,786	34,912
Gain on sale of assets	(6)	(2)	—	(1,095)
Total operating expenses	986,487	910,419	808,096	276,060
Operating income	244,557	265,227	44,909	23,810
Interest income	6,073	1,424	840	265
Allowance for equity funds used during construction	14,159	8,320	3,735	723
Other income	1,515	6,474	3,350	870
Other expense	(15,843)	(13,373)	(10,003)	(4,037)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	131,348	125,200	90,852	22,330
Allowance for borrowed funds used during construction	(4,706)	(2,287)	(1,086)	(207)
Total interest charges	126,642	122,913	89,766	22,123
Income (loss) before income taxes	123,819	145,159	(46,935)	(492)
Federal and state income tax expense (benefit)	29,382	7,079	(22,822)	3,468
Net income (loss)	$94,437	$138,080	$(24,113)	$(3,960)
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Net income (loss)	$94,437	$138,080	$(24,113)	$(3,960)
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $1,868, tax benefit of $2,764, and tax expense of $938 and $367, respectively)	5,296	(4,421)	1,500	587
Amortization of interest rate derivatives to earnings (net of tax expense of $0, $0, $0, and $37, respectively)	—	—	—	60
Total other comprehensive income (loss), net of tax	5,296	(4,421)	1,500	647
Comprehensive income (loss), net of tax	$99,733	$133,659	$(22,613)	$(3,313)
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2018	2017
Assets
Current assets
Cash and cash equivalents	$110,175	$119,040
Restricted cash and cash equivalents	11,241	13,081
Customer accounts receivable (less allowance for doubtful accounts of $814 in 2018 and $1,457 in 2017)	50,043	60,117
Other accounts receivable	27,196	30,806
Unbilled revenue	35,314	36,398
Fuel inventory, at average cost	82,836	87,520
Materials and supplies, at average cost	92,671	85,404
Energy risk management assets	23,355	7,396
Accumulated deferred fuel	20,112	13,980
Cash surrender value of company-/trust-owned life insurance policies	80,391	83,117
Prepayments	7,911	9,050
Regulatory assets	22,461	24,670
Other current assets	1,256	1,146
Total current assets	564,962	571,725
Property, plant, and equipment
Property, plant, and equipment	3,728,477	3,594,525
Accumulated depreciation	(303,727)	(192,348)
Net property, plant, and equipment	3,424,750	3,402,177
Construction work in progress	354,045	186,629
Total property, plant, and equipment, net	3,778,795	3,588,806
Equity investment in investee	18,172	18,172
Goodwill	1,490,797	1,490,797
Prepayments	2,251	1,887
Restricted cash and cash equivalents	18,670	20,081
Note receivable	15,829	—
Regulatory assets	425,330	432,358
Intangible assets	84,307	114,850
Tax credit fund investment, net	—	4,355
Other deferred charges	37,701	35,351
Total assets	$6,436,814	$6,278,382
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2018 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2018	2017
Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt and capital leases due within one year	$21,128	$19,193
Accounts payable	156,589	147,562
Customer deposits	61,736	58,582
Provision for rate refund	35,842	4,206
Taxes payable, net	43,674	22,698
Interest accrued	15,828	14,703
Energy risk management liabilities	468	352
Regulatory liabilities - other	2,496	—
Deferred compensation	10,753	12,132
Other current liabilities	30,536	20,926
Total current liabilities	379,050	300,354
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	608,030	614,812
Accumulated deferred investment tax credits	1,853	2,089
Postretirement benefit obligations	249,264	242,135
Regulatory liabilities - other	2,496	—
Regulatory liabilities - deferred taxes, net	155,537	140,426
Restricted storm reserve	15,485	14,469
Other deferred credits	25,874	31,635
Total long-term liabilities and deferred credits	1,058,539	1,045,566
Long-term debt and capital leases, net	2,874,485	2,836,105
Total liabilities	4,312,074	4,182,025
Commitments and contingencies (Note 16)
Member’s equity
Membership interest	2,069,376	2,069,376
Retained earnings	53,578	29,902
Accumulated other comprehensive income (loss)	1,786	(2,921)
Total member’s equity	2,124,740	2,096,357
Total liabilities and member’s equity	$6,436,814	$6,278,382
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating activities
Net income (loss)	$94,437	$138,080	$(24,113)	$(3,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	187,426	186,326	141,544	45,869
Gain on sales of assets	(6)	(2)	—	(1,095)
Provision for doubtful accounts	797	2,778	4,473	1,212
Unearned compensation expense	5,837	3,745	1,147	3,276
Allowance for equity funds used during construction	(14,159)	(8,320)	(3,735)	(723)
Deferred income taxes	6,543	(41,966)	(21,053)	2,219
Deferred fuel costs	(18,549)	11,909	(8,192)	977
Cash surrender value of company-/trust-owned life insurance	2,726	(5,892)	(2,561)	(840)
Changes in assets and liabilities
Accounts receivable	3,123	(25,584)	(21,537)	(1,865)
Unbilled revenue	1,084	(2,129)	(837)	563
Fuel inventory and materials and supplies	(2,981)	(44,995)	2,880	19,312
Prepayments	153	2,852	(2,514)	2,395
Accounts payable	18,898	14,705	5,183	8,348
Customer deposits	13,757	12,381	7,333	3,342
Provision for merger commitments	(3,273)	(12,971)	21,964	—
Postretirement benefit obligations	4,646	4,884	3,750	9,746
Regulatory assets and liabilities, net	3,032	12,531	13,750	5,178
Other deferred accounts	(9,748)	(8,380)	(9,441)	6,878
Taxes accrued	20,976	23,118	(24,210)	10,820
Interest accrued	1,124	(582)	(11,104)	17,909
Deferred compensation	(1,521)	308	(799)	(793)
Other operating	3,439	2,632	(2,038)	1,012
Net cash provided by operating activities	317,761	265,428	69,890	129,780
Investing activities
Additions to property, plant, and equipment	(291,061)	(236,932)	(144,444)	(42,392)
Allowance for equity funds used during construction	14,159	8,320	3,735	723
Proceeds from sale of property, plant, and equipment	995	17,499	766	1,932
Reimbursement for property loss	1,375	187	3,159	53
Contributions to equity investment in investee	—	—	—	(2,450)
Return of equity investment in tax credit fund	2,775	7,502	901	476
Issuance of note receivable	(16,800)	—	—	—
Other investing	397	(130)	622	—
Net cash used in investing activities	(288,160)	(203,554)	(135,261)	(41,658)
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2018 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	SUCCESSOR					PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018		FOR THE YEAR ENDED DEC. 31, 2017		APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Financing activities
Draws on credit facilities	—		179,000		15,000	3,000
Payments on credit facilities	—		(179,000)		(15,000)	(10,000)
Issuances of long-term debt	50,000		125,000		1,680,000	—
Repayments of long-term debt	(19,193)		(17,896)		(1,668,268)	(8,546)
Payments for long-term debt prepayment costs	—		—		(18,569)	—
Payment of financing costs	(791)		(463)		(8,655)	(43)
Dividends paid on common stock	—		—		(572)	(24,579)
Contribution from member	—		—		100,720	—
Distributions to member	(71,350)		(84,065)		(88,765)	—
Other financing	(383)		(1,819)		(1,890)	(717)
Net cash (used in) provided by financing activities	(41,717)		20,757		(5,999)	(40,885)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(12,116)		82,631		(71,370)	47,237
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	152,202	(1)	69,571		140,941	93,704
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$140,086	(2)	$152,202	(1)	$69,571	$140,941

Supplementary cash flow information
Interest paid, net of amount capitalized	$124,154		$118,009		$97,927	$2,478
Income taxes paid (refunded), net	$272		$(6)		$4,263	$(481)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$56,450		$31,083		$17,599	$10,619
Non-cash additions to property, plant, and equipment	$1,224		$3,015		$—	$—
Incurrence of capital lease obligation - barges	$16,800		$—		$—	$—
(1) Includes cash and cash equivalents of $119,040, current restricted cash and cash equivalents of $13,081, and non-current restricted cash and cash equivalents of $20,081.
(2) Includes cash and cash equivalents of $110,175, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,670.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO

Consolidated Statements of Changes in Equity
(THOUSANDS)	COMMON STOCK(1)/ MEMBERSHIP INTEREST	RETAINED EARNINGS/ (ACCUMULATED DEFICIT)	AOCI	TOTAL SHAREHOLDERS’/ MEMBER’S EQUITY
PREDECESSOR
Balances, Dec. 31, 2015	$456,412	$1,245,014	$(26,585)	$1,674,841
Common stock issued for compensatory plans	(1,277)	—	—	(1,277)
Dividends on common stock, $0.40 per share	—	(24,190)	—	(24,190)
Net loss	—	(3,960)	—	(3,960)
Other comprehensive income, net of tax	—	—	647	647
Balances, Apr. 12, 2016	$455,135	$1,216,864	$(25,938)	$1,646,061
SUCCESSOR
Balances, Apr. 13, 2016(2)	$2,158,141	$—	$—	$2,158,141
Distributions to member	(88,765)	—	—	(88,765)
Net loss	—	(24,113)	—	(24,113)
Other comprehensive income, net of tax	—	—	1,500	1,500
Balances, Dec. 31, 2016	$2,069,376	$(24,113)	$1,500	$2,046,763
Distributions to member	—	(84,065)	—	(84,065)
Net income	—	138,080	—	138,080
Other comprehensive loss, net of tax	—	—	(4,421)	(4,421)
Balances, Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
Distributions to member	—	(71,350)	—	(71,350)
Net income	—	94,437	—	94,437
Other comprehensive income, net of tax	—	—	5,296	5,296
Reclassification of effect of tax rate change	—	589	(589)	—
Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
(1)At April 12, 2016, and December 31, 2015, shareholders’ equity of the predecessor company included $61.1 million of common stock. At April 12, 2016, and December 31, 2015, shareholders’ equity of the predecessor company included premium on common stock of $414.6 million and $418.5 million, respectively. At April 12, 2016, and December 31, 2015, shareholders’ equity of the predecessor company included treasury stock of $20.5 million and $23.2 million, respectively.
(2)The April 13, 2016, beginning balance of the successor company differs from the April 12, 2016, ending balances of the predecessor company due to acquisition accounting adjustments related to the 2016 Merger.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Power LLC and its subsidiaries (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in member’s equity, and cash flows for each of the three years ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 26, 2019

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2016
Operating revenue
Electric operations	$1,191,587	$1,108,389	$1,091,229
Other operations	82,330	77,522	68,573
Affiliate revenue	874	851	884
Gross operating revenue	1,274,791	1,186,762	1,160,686
Electric customer credits	(33,195)	(1,566)	(1,513)
Operating revenue, net	1,241,596	1,185,196	1,159,173
Operating expenses
Fuel used for electric generation	382,556	339,346	346,520
Power purchased for utility customers	168,180	152,913	119,586
Other operations and maintenance	202,556	202,738	203,452
Depreciation and amortization	162,069	158,415	153,393
Taxes other than income taxes	47,267	46,539	48,287
Merger commitment costs	—	—	151,501
Gain on sale of asset	(4)	—	(1,095)
Total operating expenses	962,624	899,951	1,021,644
Operating income	278,972	285,245	137,529
Interest income	5,052	1,283	860
Allowance for equity funds used during construction	14,159	8,320	4,458
Other income	2,742	2,990	1,601
Other expense	(11,441)	(10,407)	(10,505)
Interest charges
Interest charges, including amortization of debt issuance costs, premiums, and discounts, net	76,009	71,649	77,739
Allowance for borrowed funds used during construction	(4,706)	(2,287)	(1,293)
Total interest charges	71,303	69,362	76,446
Income before income taxes	218,181	218,069	57,497
Federal and state income tax expense	55,924	67,331	18,369
Net income	$162,257	$150,738	$39,128
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2016
Net income	$162,257	$150,738	$39,128
Other comprehensive (loss) income, net of tax:
Postretirement benefits gain (loss) (net of tax expense of $968, tax benefit of $296, and tax expense of $2,163, respectively)	2,743	(472)	3,459
Amortization of interest rate derivatives to earnings (net of tax expense of $90, $132, and $132, respectively)	254	211	211
Total other comprehensive (loss) income, net of tax	2,997	(261)	3,670
Comprehensive income, net of tax	$165,254	$150,477	$42,798
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2018	2017
Assets
Utility plant and equipment
Property, plant, and equipment	$5,015,004	$4,893,484
Accumulated depreciation	(1,804,563)	(1,712,590)
Net property, plant, and equipment	3,210,441	3,180,894
Construction work in progress	351,828	185,507
Total utility plant and equipment, net	3,562,269	3,366,401
Current assets
Cash and cash equivalents	31,987	69,816
Restricted cash and cash equivalents	11,241	13,081
Customer accounts receivable (less allowance for doubtful accounts of $814 in 2018 and $1,457 in 2017)	50,043	60,117
Accounts receivable - affiliate	3,318	1,355
Other accounts receivable	24,523	30,680
Unbilled revenue	35,314	36,398
Fuel inventory, at average cost	82,836	87,520
Materials and supplies, at average cost	92,671	85,404
Energy risk management assets	23,355	7,396
Accumulated deferred fuel	20,112	13,980
Cash surrender value of company-owned life insurance policies	20,497	20,278
Prepayments	6,143	7,236
Regulatory assets	13,603	15,812
Other current assets	1,162	475
Total current assets	416,805	449,548
Equity investment in investee	18,172	18,172
Prepayments	2,251	1,887
Restricted cash and cash equivalents	18,649	20,060
Note receivable	15,829	—
Regulatory assets	261,569	257,408
Intangible asset	21,093	41,701
Other deferred charges	32,419	33,564
Total assets	$4,349,056	$4,188,741
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2018 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2018	2017
Liabilities and member’s equity
Member’s equity	$1,594,533	$1,550,679
Long-term debt and capital leases, net	1,387,774	1,341,475
Total capitalization	2,982,307	2,892,154
Current liabilities
Long-term debt and capital leases due within one year	21,128	19,193
Accounts payable	146,314	134,374
Accounts payable - affiliate	7,843	8,697
Customer deposits	61,736	58,582
Provision for rate refund	35,842	4,206
Taxes payable, net	48,177	31,611
Interest accrued	8,252	7,083
Energy risk management liabilities	468	352
Regulatory liabilities - other	2,496	—
Other current liabilities	22,263	15,820
Total current liabilities	354,519	279,918
Commitments and contingencies (Note 16)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	630,765	656,362
Accumulated deferred investment tax credits	1,853	2,089
Postretirement benefit obligations	182,721	173,747
Regulatory liabilities - other	2,496	—
Regulatory liabilities - deferred taxes, net	155,537	140,426
Restricted storm reserve	15,485	14,469
Other deferred credits	23,373	29,576
Total long-term liabilities and deferred credits	1,012,230	1,016,669
Total liabilities and member’s equity	$4,349,056	$4,188,741
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2016
Operating activities
Net income	$162,257	$150,738	$39,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	168,248	165,200	152,978
Gain on sales of asset	(4)	—	(1,095)
Provision for doubtful accounts	797	2,677	5,512
Unearned compensation expense	1,873	1,972	1,572
Allowance for equity funds used during construction	(14,159)	(8,320)	(4,458)
Deferred income taxes	(11,545)	(34,191)	20,492
Deferred fuel costs	(18,549)	11,909	(7,215)
Changes in assets and liabilities
Accounts receivable	3,967	(25,696)	(23,306)
Accounts receivable, affiliate	426	1,865	2,612
Unbilled revenue	1,084	(2,129)	(274)
Fuel inventory and materials and supplies	(2,981)	(44,995)	22,192
Prepayments	107	2,745	228
Accounts payable	22,419	11,005	9,140
Accounts payable, affiliate	(4,700)	1,349	(3,639)
Customer deposits	13,757	12,381	10,675
Provision for merger commitments	(3,273)	(12,971)	21,964
Postretirement benefit obligations	4,252	4,849	5,076
Regulatory assets and liabilities, net	1,044	10,544	17,506
Other deferred accounts	(5,421)	(8,137)	(3,249)
Taxes accrued	16,566	44,101	(29,535)
Interest accrued	1,169	(59)	(671)
Other operating	2,354	2,241	(1,308)
Net cash provided by operating activities	339,688	287,078	234,325
Investing activities
Additions to property, plant, and equipment	(289,153)	(235,252)	(186,143)
Allowance for equity funds used during construction	14,159	8,320	4,458
Proceeds from sale of property, plant, and equipment	995	4,078	2,698
Reimbursement for property loss	1,375	187	3,212
Issuance of note receivable	(16,800)	—	—
Contributions to equity investment in investee	—	—	(2,450)
Other investing	397	500	622
Net cash used in investing activities	(289,027)	(222,167)	(177,603)
The accompanying notes are an integral part of the Consolidated Financial Statements.

(Continued on next page)

CLECO
CLECO POWER	2018 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018		2017		2016
Financing activities
Draws on credit facility	—		106,000		15,000
Payments on credit facility	—		(106,000)		(15,000)
Issuances of long-term debt	50,000		125,000		330,000
Repayments of long-term debt	(19,193)		(17,896)		(326,814)
Payments for long-term debt prepayment costs	—		—		(18,569)
Contribution from member	—		—		50,000
Distributions to member	(121,400)		(135,000)		(110,000)
Other financing	(1,148)		(2,013)		(4,526)
Net cash used in financing activities	(91,741)		(29,909)		(79,909)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(41,080)		35,002		(23,187)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	102,957	(1)	67,955		91,142
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$61,877	(2)	$102,957	(1)	$67,955

Supplementary cash flow information
Interest paid, net of amount capitalized	$70,357		$65,984		$74,016
Income taxes refunded, net	$—		$—		$(485)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$55,718		$30,883		$16,755
Non-cash additions to property, plant, and equipment	$1,224		$3,015		$—
Incurrence of capital lease obligation - barges	$16,800		$—		$—
(1) Includes cash and cash equivalents of $69,816, current restricted cash and cash equivalents of $13,081, and non-current restricted cash and cash equivalents of $20,060.
(2) Includes cash and cash equivalents of $31,987, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,649.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2015	$1,569,496	$(17,092)	$1,552,404
Contribution from member	50,000	—	50,000
Distributions to member	(110,000)	—	(110,000)
Net income	39,128	—	39,128
Other comprehensive income, net of tax	—	3,670	3,670
Balances, Dec. 31, 2016	$1,548,624	$(13,422)	$1,535,202
Distributions to member	(135,000)	—	(135,000)
Net income	150,738	—	150,738
Other comprehensive loss, net of tax	—	(261)	(261)
Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
Distributions to member	(121,400)	—	(121,400)
Net income	162,257	—	162,257
Other comprehensive income, net of tax	—	2,997	2,997
Reclassification of effect of tax rate change	2,496	(2,496)	—
Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
The accompanying notes are an integral part of the Consolidated Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Revenue Recognition	Cleco and Cleco Power
Note 4	Business Combinations	Cleco
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Jointly Owned Generation Units	Cleco and Cleco Power
Note 7	Fair Value Accounting	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Common Stock	Cleco and Cleco Power
Note 10	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 11	Income Taxes	Cleco and Cleco Power
Note 12	Disclosures about Segments	Cleco
Note 13	Regulation and Rates	Cleco and Cleco Power
Note 14	Variable Interest Entities	Cleco and Cleco Power
Note 15	Operating Leases	Cleco and Cleco Power
Note 16	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 17	Affiliate Transactions	Cleco and Cleco Power
Note 18	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 19	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 20	Miscellaneous Financial Information (Unaudited)	Cleco and Cleco Power
Note 21	Cleco Cajun Transaction	Cleco

Notes to the Financial Statements

Note 1 — The Company
Cleco is composed of the following:

•
Cleco Power, a regulated electric utility subsidiary, which owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 291,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity that is consolidated with Cleco Power in its financial statements.

•	Cleco’s other operations consist of the following:

◦	Cleco Holdings, a holding company,

◦	Support Group, a shared services subsidiary,

◦	Diversified Lands, an investment subsidiary, and

◦	Attala and Perryville, two subsidiaries that owned and operated transmission interconnection facilities prior to the assets being sold by Cleco on December 29, 2017.

◦	Cleco Cajun, a subsidiary formed to facilitate the Cleco Cajun Transaction. For more information on the transaction, see Note 21 — “Cleco Cajun Transaction.”

On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. As a result, Cleco Corporation is presented as the predecessor entity and Cleco Holdings is presented as the successor entity.

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

Reclassifications
Certain reclassifications have been made to the 2017 and 2016 financial statements to conform to the presentation used in the 2018 financial statements. These reclassifications had no effect on Cleco and Cleco Power’s net income, financial condition, or cash flows.
Cleco and Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2017, and 2016, have been retrospectively adjusted by $0.4 million and $7.3 million, respectively, for the reclassification of deferred expenses from Depreciation and amortization to Other operations and maintenance.

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill is assessed annually or more often if

CLECO
CLECO POWER	2018 FORM 10-K

an event occurs or circumstances change that would indicate the carrying amount may be impaired. For more information on goodwill, see Note 18 — “Intangible Assets and Goodwill.”

Intangible Assets
Intangible assets include Cleco Katrina/Rita’s right to bill and collect storm recovery charges, fair value adjustments for long-term wholesale power supply agreements, and a fair value adjustment for the valuation of the Cleco trade name. The intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Impairment will be tested if there are events or circumstances that indicate that an impairment analysis should be performed. If such an event or circumstance occurs, intangible impairment testing will be performed prior to goodwill impairment testing. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. For more information on intangible assets, see Note 18 — “Intangible Assets and Goodwill.”

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
For more information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 5 — “Regulatory Assets and Liabilities.”

AROs
Cleco Power recognizes an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired. These guidelines also require an ARO which is conditional on a future event to be recorded even if the event has not yet occurred.
Cleco Power recognizes AROs at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is accreted to its present value each accounting period. Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. Concurrent with the recognition of the liability, these costs are capitalized to the related property, plant, and equipment asset. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.
In March 2018, Cleco Power recorded a $1.5 million decrease to its ARO related to the retirement of certain ash management areas. Cleco Power will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As this additional information becomes available, Cleco Power will update the ARO balance for these changes in estimates. At December 31, 2018, management’s analysis confirmed that no additional adjustments were needed to update Cleco Power’s ARO balance. For more information on Cleco Power’s current AROs, see Note 5 — “Regulatory Assets and Liabilities — AROs.”

Property, Plant, and Equipment
Property, plant, and equipment consists primarily of regulated utility generation and energy transmission and distribution assets. Regulated assets, utilized primarily for retail operations and electric transmission and distribution, are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the assets. For information on jointly owned assets, see Note 6 — “Jointly Owned Generation Units.”
Most of the carrying values of Cleco’s assets were determined to be stated at fair value at the 2016 Merger date, considering that most of these assets are subject to regulation by the LPSC and FERC. A fair value adjustment was made to record the stepped-up basis for the Coughlin assets, because Cleco Power is able to earn a return on and recover these costs from customers. At the date of the 2016 Merger, the gross balance of fixed depreciable assets at Cleco was adjusted to be net of accumulated depreciation, as no accumulated depreciation existed on the date of the 2016 Merger. Since pushdown accounting was not elected at the Cleco Power level, Cleco Power retained its accumulated depreciation. For more information about 2016 Merger related adjustments to property, plant, and equipment, see Note 4 — “Business Combinations.”
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. The amounts of unamortized computer software costs on Cleco’s Consolidated Balance Sheets at December 31, 2018, and 2017 were $7.2 million and $7.9 million, respectively. The amounts of unamortized computer

CLECO
CLECO POWER	2018 FORM 10-K

software costs on Cleco Power’s Consolidated Balance Sheets at December 31, 2018, and 2017 were $5.8 million and $6.6 million, respectively. Amortization of capitalized computer software costs charged to expense in Cleco and Cleco Power’s Consolidated Statements of Income for the years ending December 31, 2018, 2017, and 2016 is shown in the following tables:

Cleco
	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Amortization	$2,154	$2,367	$2,351	$921

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2016
Amortization	$1,607	$1,887	$2,405

Upon retirement or disposition, the cost of Cleco Power’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other depreciable assets, upon disposition or retirement, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense. Annual depreciation provisions expressed as a percentage of average depreciable property for Cleco Power for 2018, 2017, and 2016 was 2.80%, 2.72%, and 2.68%, respectively.
Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets, as follows:

CATEGORY	YEARS
Utility Plants
Generation	10	–	95
Distribution	15	–	50
Transmission	5	–	55
Other utility plant	5	–	45
Other property, plant, and equipment	5	–	45

At December 31, 2018, and 2017, Cleco and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2018	2017
Utility plants
Generation	$1,949,042	$1,908,344
Distribution	1,081,650	1,015,472
Transmission	519,269	512,428
Other utility plant	174,010	153,900
Other property, plant, and equipment	4,506	4,381
Total property, plant, and equipment	3,728,477	3,594,525
Accumulated depreciation	(303,727)	(192,348)
Net property, plant, and equipment	$3,424,750	$3,402,177

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2018	2017
Regulated utility plants
Generation	$2,476,733	$2,442,987
Distribution	1,523,885	1,462,193
Transmission	731,432	725,199
Other utility plant	282,954	263,105
Total property, plant, and equipment	5,015,004	4,893,484
Accumulated depreciation	(1,804,563)	(1,712,590)
Net property, plant, and equipment	$3,210,441	$3,180,894

During 2018, Cleco Power’s regulated utility property, plant, and equipment increased primarily due to general installation and rehabilitation of transmission, distribution, and generation assets.

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2018, and 2017, Cleco Power had deferred $1.4 million and $3.2 million, respectively, for projects that are in the initial stages of development. These amounts are classified as Other deferred charges on Cleco Power’s Consolidated Balance Sheets.

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

CLECO
CLECO POWER	2018 FORM 10-K

insurance, Cleco Power maintains reserves. At December 31, 2018, and 2017, the general liability and workers compensation reserves together were $4.8 million and $4.5 million, respectively.
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
	AT DEC. 31,
(THOUSANDS)	2018	2017
Current
Cleco Katrina/Rita’s storm recovery bonds	$9,505	$8,597
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	536	3,284
Total current	11,241	13,081
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Power’s future storm restoration costs	15,391	14,456
Cleco Power’s charitable contributions	2,753	3,575
Cleco Power’s rate credit escrow	505	2,029
Total non-current	18,670	20,081
Total restricted cash and cash equivalents	$29,911	$33,162

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2018	2017
Current
Cleco Katrina/Rita’s storm recovery bonds	$9,505	$8,597
Charitable contributions	1,200	1,200
Rate credit escrow	536	3,284
Total current	11,241	13,081
Non-current
Future storm restoration costs	15,391	14,456
Charitable contributions	2,753	3,575
Rate credit escrow	505	2,029
Total non-current	18,649	20,060
Total restricted cash and cash equivalents	$29,890	$33,141

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2017, to December 31, 2018, was due to Cleco Katrina/Rita collecting $22.7 million net of administration fees, partially offset by $19.2 million for scheduled storm recovery bond principal payments and $2.6 million for related interest payments.

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
Cleco evaluates for impairments of equity method investments at each balance sheet date to determine if events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2018, 2017, or 2016. For more information on Cleco’s equity investments, see Note 14 — “Variable Interest Entities.”

Income Taxes
Cleco accounts for income taxes under the asset and liability method. Cleco provides for federal and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are classified as non-current on Cleco and Cleco Power’s Consolidated Balance Sheets. Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. Cleco Group files a federal income tax return for all wholly owned subsidiaries. Cleco Power computes its federal and state income taxes as if it were a stand-alone taxpayer. The LPSC generally requires Cleco Power to flow the effects of state income taxes to customers immediately. The LPSC specifically requires that the state tax benefits associated with the deductions related to certain storm damages be normalized. For more information on income taxes, see Note 11 — “Income Taxes.”

Investment Tax Credits
Investment tax credits, which were deferred for financial statement purposes, are amortized as a reduction to income tax expense over the estimated service lives of the properties that gave rise to the credits.

NMTC Fund
In 2008, Cleco Holdings and the USBCDC formed the NMTC Fund. The purpose of the NMTC Fund was to invest in projects

CLECO
CLECO POWER	2018 FORM 10-K

located in qualified active low-income communities that are underserved by typical debt capital markets. These investments were designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualified for grants under Section 1603 of the ARRA. By using the cost method for investments, the gross investment amortization expense of the NMTC Fund was recognized over a ten-year period, which ended in 2018. The grants received under Section 1603, which allowed certain projects to receive a federal grant in lieu of tax credits, and other cash reduced the basis of the investment. Periodic amortization of the investment and the deferred taxes generated by the basis reduction temporary difference were included as components of income tax expense.
For more information, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — NMTC Fund.”

Accounting for Renewable Energy Tax Credits and Grants Under the ARRA
Cleco and the NMTC Fund elected to receive cash grants under the ARRA for investments in various projects. Cleco elected to reduce the carrying value of the qualifying assets as cash grants were received, which reduced the amount of depreciation expense recognized after the underlying assets were placed in service. Certain cash grants also reduced the tax basis of the underlying assets. Grants received via the NMTC Fund reduced the carrying value of the investment for GAAP, but did not reduce the income tax basis of the investment.

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

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 9.58% on a pretax basis (7.08% net of tax) for 2018, 11.07% on a pretax basis (6.81% net of tax) for 2017, and 11.94% on a pretax basis (7.39% net of tax) for 2016.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes. For more information about fair value levels, see Note 7 — “Fair Value Accounting.”

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

CLECO
CLECO POWER	2018 FORM 10-K

marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. There were no open natural gas positions at December 31, 2018, or 2017.
In 2015, the LPSC approved a long-term natural gas hedging pilot program that required Cleco Power to establish a proposal for a program that is designed to provide gas price stability for a minimum of five years. This proposal was submitted to the LPSC in July 2017. An ALJ was assigned to the docket and a status conference was held in October 2017. In February 2018, Cleco Power responded to LPSC data requests for the gas hedging docket. Cleco Power is currently awaiting a new procedural schedule to be established for the gas hedging docket.
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
Unrealized gains or losses on FTRs held by Cleco Power are included in Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheets. Realized gains or losses on settled FTRs are recorded in Fuel used for electric generation on Cleco Power’s Consolidated Statements of Income. For more information on FTRs, see Note 7 — “Fair Value Accounting — Commodity Contracts.”
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
Cleco and Cleco Power may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For the years ended December 31, 2018, and 2017, Cleco did not enter into any contracts to mitigate the volatility in interest rate risk.

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

Recent Authoritative Guidance
In February 2016, FASB amended the guidance to account for leases. This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Cleco adopted this new standard on January 1, 2019, using the optional transition method, which allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption and apply the new disclosure requirements beginning in the period of adoption. The new standard provides a number of optional practical expedients. Cleco has elected the following:

•
Transition Elections - Cleco elected the package of practical expedients that permits entities to not reassess prior conclusions about lease identification, lease classification, and initial direct costs under the new standard, as well as the practical expedient that permits entities to not assess existing land easements under the new standard;

•
Lessee Accounting Policy Elections - Cleco elected the short-term lease recognition exemption whereby right-of-use (ROU) assets and lease liabilities will not be recognized for leasing arrangements with terms one year or less, and the practical expedient to not separate lease and non-lease components for all classes of underlying assets other than the marine transportation asset class, which includes barges and towboats; and

•
Lessor Accounting Policy Election - Cleco elected the practical expedient to account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Cleco does not currently have lessor marine transportation agreements, but if any are entered into in the future then the practical expedient to not separate lease and non-lease components will not be elected for this class of underlying asset.

Adoption of this standard resulted in the recognition of ROU assets and lease liabilities for operating leases of $16.6 million and $16.0 million, respectively, as of January 1, 2019. There was no impact to retained earnings as a result of adopting this standard. Adoption of this standard did not materially impact the results of operations, financial condition, or cash flows of the Registrants.
In August 2016, FASB amended the guidance for certain cash flow issues with the objective of reducing existing diversity in practice. This guidance affects the cash flow classification related to certain types of transactions including debt, contingent consideration, proceeds from the settlement of insurance claims, and distributions from equity method investees. The amended guidance was adopted by the Registrants at January 1, 2018. This amendment was applied using a retrospective transition method to each period presented. This guidance impacted the presentation of Cleco and Cleco Power’s cash flow statements for the year ended December 31, 2016, by moving make-whole payments of $18.6 million, which were made in connection with the redemption of $250.0 million of 6.65% senior notes in 2016,

CLECO
CLECO POWER	2018 FORM 10-K

from Other deferred accounts to Payments for long-term debt prepayment costs. Also, this amount was removed from Interest paid, net of amount capitalized, in the supplementary cash flow information. This guidance did not impact the results of operations or financial condition of the Registrants.
In November 2016, FASB amended guidance for certain cash flow issues. The amended guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash and cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance was adopted by the Registrants at January 1, 2018, by moving the presentation of restricted cash and restricted cash equivalents in the statement of cash flows to net cash flows of total cash, cash equivalents, restricted cash, and restricted cash equivalents. This amendment was applied using a retrospective transition method to each period presented. This guidance impacted the presentation of the cash flows statement, as noted above, but did not have an impact on the results of operations or financial condition of the Registrants.
In January 2017, FASB amended the accounting guidance to simplify the measurement of a goodwill impairment loss. The amended guidance eliminates step two of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Cleco elected to early adopt this guidance effective January 1, 2018. Adoption of this guidance did not impact the results of operations, financial condition, or cash flows of the Registrants.
In March 2017, FASB amended guidance related to defined benefit pension and other postretirement benefit plans. The new amendment requires an entity to present service cost in the same line item as other current employee compensation costs and to present the remaining components of net benefit cost in a separate line item outside of operating items. The amendment also allows only the service cost component of net benefit cost to be eligible for capitalization within property, plant, and equipment. The non-service costs capitalized for ratemaking purposes will be reflected as a regulatory asset or liability for GAAP. Cleco adopted this guidance as of January 1, 2018. This amendment was applied retrospectively for the presentation of the service cost in the income statement while the capitalization of the service cost was applied prospectively. This guidance did not have a significant impact on the results of operations, financial condition, or cash flows of the Registrants. The change in presentation for Cleco and Cleco Power was as follows:

Cleco
	SUCCESSOR		PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Other operations and maintenance	$(11,071)	$(8,618)	$(3,447)
Other expense	$11,071	$8,618	$3,447

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2017	2016
Other operations and maintenance	$(7,612)	$(8,529)
Other expense	$7,612	$8,529

In February 2018, FASB amended guidance that permits, but does not require, companies to reclassify stranded tax effects from the TCJA from AOCI to retained earnings. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. Management has elected to early adopt. On December 31, 2018, Cleco and Cleco Power reclassed $0.6 million and $2.5 million, respectively, of stranded tax effects associated with the TCJA from AOCI to retained earnings.
In March 2018, FASB issued clarifying guidance regarding a company’s ability to comply with the accounting requirements for the income tax effects of the TCJA in the period of enactment. The guidance clarifies accounting for income taxes if information is not yet available or complete. In December 2018, Cleco recorded its final adjustments related to the TCJA.
In August 2018, FASB issued guidance that allows for the deferral of certain implementation costs incurred in a cloud computing arrangement. The adoption of this guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Management does not expect this guidance to have significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In August 2018, FASB issued guidance updating the disclosure framework for Defined Benefit Plans. Under the new guidance, entities will no longer be required to disclose the amount in other comprehensive income expected to be recognized as a component of net periodic benefit cost of the next fiscal year or the impact of a one-percentage point increase and a one-percentage point decrease in the assumed health care cost trend. The new framework will require additional disclosure including a narrative description of the reasons for significant gains/losses affecting the benefit obligation. The adoption of this guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Management does not expect this guidance to have a significant impact on the result of operations, financial condition, or cash flows of Registrants.
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

CLECO
CLECO POWER	2018 FORM 10-K

In October 2018, FASB issued guidance that requires indirect interest held through related parties under common control to be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interest. The adoption of this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.
In November 2018, FASB issued amendments clarifying that transactions in a collaborative arrangement should be accounted for using the Revenue Recognition standards when the counterparty is a customer for a direct good or service. The guidance precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The adoption of this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted. Management does not expect this guidance to have a significant impact on the results of operations, financials condition, or cash flows of the registrants.

Note 3 — Revenue Recognition
Cleco adopted the accounting guidance for revenue recognition and all related amendments on January 1, 2018, using the modified retrospective method. The guidance affects entities that enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Application of the new revenue standard did not result in a cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption of the new standard is not material to the results of operations, financial condition, or cash flows of the Registrants.

Revenue from Contracts with Customers

Retail Revenue
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

Included in Cleco’s retail revenue is unbilled electric revenue, which represents the amount customers will be billed for services rendered from the last meter reading to the end of the respective accounting period. Cleco uses actual customer energy consumption data available from AMI to calculate unbilled revenue. Also included in Cleco’s retail revenue is electric customer credits, which primarily represents the accrued estimated refunds for the tax-related benefits of the TCJA.

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

Other Revenue
Other revenue from contracts with customers, which is not a significant source of Cleco’s revenue, includes Teche Unit 3 SSR revenue and connection or other fees. The performance obligation under these contracts is satisfied and revenue is recognized as control of the products is delivered or services are rendered.

Revenue Unrelated to Contracts with Customers
Cleco Power’s energy-related transactions with the following characteristics, qualify as derivative contracts and are recorded pursuant to derivatives and hedging accounting guidance: a) their value is based on the notional amount or payment provisions of an underlying asset; b) they require no or a diminutive initial net investment; and c) their terms require or permit net settlement.
Pursuant to the rules of the Energy Efficiency General Order issued by the LPSC, Cleco Power intends to recover from customers the accumulated decrease in revenues associated with energy efficiency programs, also known as the Lost Contribution to Fixed Cost (LCFC). This revenue is

CLECO
CLECO POWER	2018 FORM 10-K

recorded in accordance with accounting guidance for alternative revenue programs.

Disaggregated Revenue
Operating revenue, net for the year ended December 31, 2018, was as follows:

	FOR THE TWELVE MONTHS ENDED DEC. 31, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$435,610	$—		$—	$435,610
Commercial (1)	288,791	—		—	288,791
Industrial (1)	167,001	—		—	167,001
Other retail (1)	15,582	—		—	15,582
Surcharge	23,138	—		—	23,138
Electric customer credits	(33,195)	—		—	(33,195)
Total retail revenue	896,927	—		—	896,927
Wholesale, net (1)	219,598	(9,680)	(2)	—	209,918
Transmission	54,531	—		—	54,531
Other (3)	27,800	2		—	27,802
Affiliate (4)	874	74,591		(75,465)	—
Total revenue from contracts with customers	1,199,730	64,913		(75,465)	1,189,178
Revenue unrelated to contracts with customers
Other (5)	41,866	—		—	41,866
Total revenue unrelated to contracts with customers	41,866	—		—	41,866
Operating revenue, net	$1,241,596	$64,913		$(75,465)	$1,231,044
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $18.2 million of other miscellaneous fee revenue and $9.6 million of Teche Unit 3 SSR revenue.
(4)Affiliate revenue from contracts with customers includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Includes realized gains associated with FTRs of $39.3 million and LCFC of $2.6 million.

Transaction Price Allocated to Remaining Performance Obligations
For contracts that are greater than one year, the following table discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018, and (2) when Cleco expects to recognize this revenue:

REMAINING PERFORMANCE OBLIGATIONS	(THOUSANDS)
Years ending Dec. 31,
2019	$35,970
2020	7,068
2021	7,068
2022	6,468
2023	5,268
Thereafter	4,942
Total remaining performance obligations	$66,784

Unsatisfied performance obligations primarily relate to stand-ready obligations as part of fixed capacity minimums.

Note 4 — Business Combinations
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the 2016 Merger, each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the 2016 Merger.

Regulatory Matters
On March 28, 2016, the LPSC approved the 2016 Merger. The LPSC’s written order approving the 2016 Merger was issued on April 7, 2016. Approval of the 2016 Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits, a $7.0 million one-time contribution for economic development in Cleco Power’s service territory to be administered by the LED, $6.0 million of charitable contributions to be disbursed over five years, and $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years. These commitment costs were accrued on April 13, 2016, and are included in Merger transaction and commitment costs and Merger commitment costs on Cleco and Cleco Power’s Consolidated Statements of Income, respectively. In addition, the 2016 Merger Commitments also included $1.2 million of annual refunds to customers representing cost savings due to the 2016 Merger. For more information, see Note 13 — “Regulation and Rates.”

Accounting for the 2016 Merger Transaction
The total purchase price consideration was approximately $3.36 billion, which consisted of cash paid to Cleco Corporation shareholders of $3.35 billion and cash paid for Cleco LTIP equity awards of $9.5 million. There were no remaining LTIP equity awards as of the close of the 2016 Merger.
Pushdown accounting was applied to Cleco, and accordingly, the Cleco consolidated assets acquired and liabilities assumed were recorded on April 13, 2016, at their fair values as follows:

CLECO
CLECO POWER	2018 FORM 10-K

Purchase Price Allocation
(THOUSANDS)	AT APR. 13, 2016
Current assets	$455,016
Property, plant, and equipment, net	3,432,144
Goodwill	1,490,797
Other long-term assets	1,023,487
Less
Current liabilities	228,515
Net deferred income tax liabilities	1,059,939
Other deferred credits	279,379
Long-term debt, net	1,470,126
Total purchase price	$3,363,485

Cleco Power’s assets and liabilities were recorded at historical cost since Cleco did not elect pushdown accounting at the Cleco Power level.
The following tables present the fair value adjustments to Cleco’s balance sheet and recognition of goodwill:

(THOUSANDS)	AT APR. 13, 2016
Property, plant, and equipment	$(1,334,932)
Accumulated depreciation	$(1,565,776)
Goodwill	$1,490,797
Intangible assets	$91,826
Regulatory assets	$250,409
Deferred income tax liabilities	$126,853
Other deferred credits	$21,175
Long-term debt	$198,599

Most of the carrying values of Cleco’s assets and liabilities were determined to be stated at fair value at the 2016 Merger date, considering that most of these assets are subject to regulation by the LPSC and FERC. Under such regulation, rates charged to customers are established by a regulator to provide for recovery of costs and a fair return on rate base and are generally measured at historical cost. As such, a market participant would not expect to recover any more or less than the carrying value of the assets. Prior to the 2016 Merger, the Coughlin step-up value was not recorded on Cleco’s Consolidated Balance Sheet due to the accounting treatment for the transfer of that asset in March 2014. However, the recovery of the step-up value of the Coughlin asset was approved by the LPSC for recovery in base rates, including a return on rate base. On the date of the 2016 Merger, the step-up value for the Coughlin asset was recognized on Cleco’s Consolidated Balance Sheet since Cleco Power is able to earn a return on and recover these costs from its customers. The beginning balance of fixed depreciable assets was shown net at the date of the 2016 Merger, as no accumulated depreciation existed on the date of the 2016 Merger.
The excess of the purchase price over the estimated fair value of assets acquired and the liabilities assumed was $1.49 billion, which was recognized as goodwill by Cleco at the 2016 Merger date. The goodwill represents the potential long-term return of Cleco to its member. Management has assigned goodwill to Cleco’s reportable segment, Cleco Power.
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
On the date of the 2016 Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the difference between the contract price and the market price of long-term wholesale power supply agreements. These adjustments are classified as Intangible assets on Cleco’s Consolidated Balance Sheet. The valuation of the power supply agreements was estimated using the income approach. The income approach is based upon discounted projected future cash flows associated with the underlying contracts. The intangible assets for the power supply agreements will be amortized over the remaining term of the applicable contract. The amortization of the power supply agreements is included in Electric operations on Cleco’s Consolidated Statement of Income.
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
The valuations performed in the second quarter of 2016 to estimate the fair value of assets acquired and liabilities assumed were considered preliminary as a result of the short time period between the closing of the 2016 Merger and the end of the second quarter of 2016. During the third quarter of 2016, valuations were performed for the valuation and assessment of the postretirement benefit plans as of April 13, 2016, and the economic useful life of the Cleco trade name. Cleco completed its evaluation and determination of the fair value of certain assets and liabilities acquired as of December 31, 2016. There were no adjustments to those amounts during the year ended December 31, 2017. While management believes the positions reflected on the income tax returns are reasonable, see Note 11 — “Income Taxes — Uncertain Tax Positions” for a discussion on the status of tax audits.

Note 5 — Regulatory Assets and Liabilities
Cleco capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to

CLECO
CLECO POWER	2018 FORM 10-K

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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
	AT DEC. 31,		REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	2018	2017
Regulatory (liabilities) assets - deferred taxes, net
Total federal regulatory liability — income taxes	$(55,922)	$(64,205)
Total state regulatory asset — income taxes	141,136	142,788
TCJA	(374,961)	(348,590)
AFUDC	134,369	129,953
Total investment tax credit	(159)	(372)
Total regulatory (liabilities) assets — deferred taxes, net	$(155,537)	$(140,426)	*
Regulatory liabilities - other	(4,992)	—	*
Regulatory Assets
Mining costs	1,274	3,823	0.5
Interest costs	4,208	4,499	*
AROs (1)	3,099	2,762	*
Postretirement costs (1)	140,245	142,764	*
Tree trimming costs	9,069	7,193	*
Training costs	6,396	6,552	41
Surcredits, net (2)	289	2,173	*
AMI deferred revenue requirement	3,681	4,227	7
Emergency declarations	2,980	4,131	1.5
Production operations and maintenance expenses	12,245	8,625	*
AFUDC equity gross-up (2)	71,952	71,205	*
Acadia Unit 1 acquisition costs	2,230	2,336	21
Financing costs	7,923	8,293	*
MISO integration costs	—	468	—
Coughlin transaction costs	938	968	30.5
Corporate franchise tax, net	1,416	153	*
MATS Costs	—	2,564	—
Non-service cost of postretirement benefits	4,629	—	*
Energy Efficiency	2,585	—	*
Other	13	484	*
Total regulatory assets	275,172	273,220
Accumulated deferred fuel	20,112	13,980	*
Total regulatory assets, net	$134,755	$146,774
(1)Represents regulatory assets in which cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.
(2)Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2018, and 2017, respectively. All other assets are earning a return on investment.
* For information related to the remaining recovery periods, refer to the following disclosures for each specific regulatory asset.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	AT DEC. 31,
(THOUSANDS)	2018	2017
Total Cleco Power regulatory assets, net	$134,755	$146,774
Cleco 2016 Merger adjustments (1)
Fair value of long-term debt	138,701	147,145
Postretirement costs	19,387	21,375
Financing costs	8,279	8,623
Debt issuance costs	6,252	6,665
Total Cleco regulatory assets, net	$307,374	$330,582
(1)Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Income Taxes
The regulatory assets and liabilities recorded for deferred income taxes represent the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid. The amounts deferred are attributable to differences between book and tax recovery periods. On December 22, 2017, the President signed the TCJA. Changes in the IRC, as amended, from the TCJA, had a material impact on the Registrants’ financial statements in 2017. Tax effects of changes in tax laws must be recognized in the period in which the law is enacted. Also, deferred tax assets and liabilities must be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At December 31, 2017, Cleco and Cleco Power made an estimate for the remeasurement of ADIT based upon the new tax rate, which resulted in a provisional regulatory liability of $348.6 million. During the fourth quarter of 2018, Cleco Power recorded the final remeasurements, which resulted in an additional regulatory liability of $26.4 million. At December 31, 2018, the final regulatory liability for the remeasurement of accumulated deferred income taxes was $375.0 million. For more information on the TCJA, see Note 11 — “Income Taxes.”

Regulatory Liabilities - Other
On July 1, 2018, Cleco Power began collecting the revenue requirement related to the St. Mary Clean Energy Center project based on an expected commercial operation date in the third quarter of 2018. The project is now expected to be commercially operational in the second quarter of 2019. Cleco Power recorded a regulatory liability for the over collections and will continue to increase the regulatory liability until the project is in service. Cleco Power expects to return the total over collection as part of the July 1, 2019, FRP rate adjustment.

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
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining

CLECO
CLECO POWER	2018 FORM 10-K

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

AROs
Cleco Power recorded an ARO liability for the retirement of certain ash disposal facilities. The ARO regulatory asset represents the accretion of the ARO liability and the depreciation of the related assets. For more information on the accounting treatment of Cleco Power’s AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs.”

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately nine years as of December 31, 2018, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 10 — “Pension Plan and Employee Benefits.”

Tree Trimming Costs
In April 2013, the LPSC approved Cleco Power’s request to expend and defer up to $8.0 million in tree management costs. Cleco Power requested authorization to defer actual expenditures as a regulatory asset through the completion date of the tree extraction effort. In February 2015, Cleco Power completed the tree extraction and began amortizing the additional charges over a 3.5-year period. As of April 30, 2018, these costs were fully amortized.
As a result of increased vegetation growth and to remain in compliance with regulatory requirements, Cleco Power anticipates the need to spend $20.8 million through December 2020 in tree and vegetation management costs. In September 2016, Cleco Power requested approval from the LPSC to defer a portion of these costs utilizing the same accounting treatment of similar costs approved in previous dockets. In October 2016, the LPSC approved Cleco Power to defer an additional amount up to $10.9 million. Of the remaining costs, $4.0 million will be expensed to Operations and maintenance on Cleco Power’s Consolidated Statements of Income, and

$5.9 million will be deferred and recovered in current base rates through June 2020.

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
Cleco Power recorded a true-up to the surcredits to reflect the actual tax deductions allowed by the IRS for storm damages and uncertain tax positions. As a result of the true-ups, Cleco Power recorded a regulatory asset that represents excess surcredits refunded to customers that were collected from ratepayers and amortized over a four-year period, through June 2018. Cleco Power expects to collect the balance as part of the July 1, 2019, FRP rate adjustment.

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

Emergency Declarations
In August 2016, the LPSC issued emergency declaration executive orders following flooding events in south Louisiana which prohibited public utilities from disconnecting or charging late fees to customers for non-payment in affected parishes. In January 2017, the LPSC issued an order terminating those executive orders effective March 1, 2017. The January 2017 order also provided that public utilities were entitled to formally petition the LPSC to recover lost revenues as a result of the executive orders issued in August 2016. Beginning in July 2017, Cleco Power’s lost revenues are being recovered and amortized over a three-year period.

Production Operations and Maintenance Expenses
Annually, Cleco Power is allowed to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $45.0 million, adjusted annually for a growth factor (deferral threshold). The amount of the regulatory asset is capped at $23.0 million. The LPSC allows Cleco Power to recover the amount deferred in any calendar year over the following three

CLECO
CLECO POWER	2018 FORM 10-K

year regulatory period, beginning on July 1, when the annual rates are set. In December 2018 and 2017, Cleco Power deferred $8.0 million and $0.4 million, respectively, as a regulatory asset.

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

MISO Integration Costs
In June 2014, the LPSC approved Cleco Power’s request to recover the non-capital integration costs associated with Cleco Power joining MISO. In July 2014, Cleco Power began recovering these MISO integration costs over a four-year period. As of June 30, 2018, these costs were fully recovered.

Coughlin Transaction Costs
In January 2014, the LPSC authorized Cleco Power to create a regulatory asset for the transaction costs related to the transfer of Coughlin from Evangeline to Cleco Power. The Coughlin transaction costs are being recovered over a 35-year period beginning July 2014.

Corporate Franchise Tax, Net
As part of the FRP extension approved by the LPSC in June 2014, Cleco Power was authorized to recover through a rider the retail portion of state corporate franchise taxes paid. The retail portion of state corporate franchise taxes paid each year will be recovered over 12 months beginning July 1 of the following year.

MATS Costs
In February 2016, the LPSC approved Cleco Power’s request to recover the revenue requirements associated with the installation of MATS equipment. The MATS rule required affected EGUs to meet specific emission standards and work practice standards to address hazardous air pollutants by April 2015. The LPSC approval also allowed Cleco Power to record a regulatory asset of $7.1 million representing the unrecovered revenue requirements of MATS equipment placed in service in the years prior to the LPSC review and approval. As of June 30, 2018, these costs were fully amortized.

Non-service Cost of Postretirement Benefits
On January 1, 2018, FASB’s amended guidance related to defined benefit pension and other postretirement plans became effective. The amendment allows only the service cost component of net benefit cost to be eligible for capitalization within property, plant, and equipment. Beginning January 1, 2018, the non-service cost previously eligible for capitalization into property, plant, and equipment are being deferred to a regulatory asset and will be amortized over the estimated lives of the respective assets. For more information on FASB’s guidance related to defined benefit pension and other postretirement plans, see Note 2 — “Summary of Significant Accounting Policies — Recent Authoritative Guidance.”

Energy Efficiency
In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power participated in the Phase I program beginning in November 2014. Pursuant to the rules of the Energy Efficiency General Order, utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. In December 2018, Cleco Power filed a letter of intent with the LPSC to recover the accumulated decrease in revenues, also known as the Lost Contribution to Fixed Cost (LCFC). Beginning March 1, 2019, this amount will be recovered over approximately four years, subject to LPSC review and approval.

Other
In 2015, the LPSC approved the recovery of costs incurred as a result of Cleco Power’s 2009 through 2013 fuel audit. The 2009 through 2013 fuel audit costs and the IRP costs are being recovered over a three-year period beginning July 2016.
In March 2016, flooding occurred at the Toledo Bend Dam where Cleco Power receives capacity from the hydroelectric generators through a long-term contract. As part of the contract, Cleco Power is responsible for its allocated portion of the insurance deductible for flood damages. In July 2017, Cleco Power began amortizing the retail portion of $0.9 million over a 12-month period. As of June 30, 2018, these costs were fully amortized.

Accumulated Deferred Fuel
The cost of fuel used for electric generation and power purchased for utility customers are recovered through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. For 2018, approximately 76% of Cleco Power’s total fuel cost was regulated by the LPSC.
Accumulated deferred fuel increased $6.1 million from December 31, 2017. This increase was primarily due to $22.4 million for fuel surcharges, partially offset by $13.3 million for the mark-to-market value on FTRs and $4.3 million due to the timing of collections.

Cleco Holdings’ 2016 Merger Adjustments
As a result of the 2016 Merger, Cleco implemented acquisition accounting, which eliminated AOCI at the Cleco consolidated level on the date of the 2016 Merger. Cleco will continue to recover expenses related to certain postretirement costs;

CLECO
CLECO POWER	2018 FORM 10-K

therefore, Cleco recognized a regulatory asset based on its determination that these costs can continue to be collected from customers. These costs will be amortized to Other operations expense over the average remaining service period of participating employees. Cleco will also continue to recover financing costs associated with the settlement of two treasury rate locks and a forward starting swap contract that were previously recognized in AOCI. Additionally, as a result of the 2016 Merger, a regulatory asset was recorded for debt issuance costs that were eliminated at Cleco and a regulatory asset was recorded for the difference between the carrying value and the fair value of long-term debt. These regulatory assets are being amortized over the terms of the related debt issuances, unless the debt is redeemed prior to maturity, at which time any unamortized related regulatory asset will be derecognized.

Note 6 — Jointly Owned Generation Units
Cleco Power operates electric generation units that are jointly owned with other utilities. The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units. Cleco Power’s share of the direct expenses of the jointly owned generation units is included in the operating expenses of the consolidated statements of income.
At the date of the 2016 Merger, the gross balance of jointly owned generation units at Cleco was adjusted to be net of accumulated depreciation, as no accumulated depreciation existed on the date of the 2016 Merger. Since pushdown accounting was not elected at the Cleco Power level, Cleco Power retained its accumulated depreciation. For more information about merger related adjustments, see Note 4 — “Business Combinations.”
At December 31, 2018, the investment in and accumulated depreciation for each generating unit on Cleco and Cleco Power’s Consolidated Balance Sheets were as follows:

Cleco
		AT DEC. 31, 2018
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS	TOTAL
Utility plant in service	$71,962	$176,935	$248,897
Accumulated depreciation	$5,309	$12,385	$17,694
Construction work in progress	$317	$5,463	$5,780
Ownership interest percentage	30%	50%
Nameplate capacity (MW)	523	650
Ownership interest (MW)	157	325

Cleco Power
		AT DEC. 31, 2018
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS	TOTAL
Utility plant in service	$146,142	$394,431	$540,573
Accumulated depreciation	$79,489	$229,882	$309,371
Construction work in progress	$317	$5,463	$5,780
Ownership interest percentage	30%	50%
Nameplate capacity (MW)	523	650
Ownership interest (MW)	157	325

Note 7 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2018, and 2017, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
	2018		2017
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$2,889,631	$2,859,924	$2,866,955	$2,921,325
* The carrying value of long-term debt does not include deferred issuance costs of $10.3 million in 2018 and $11.6 million in 2017.

Cleco Power
	AT DEC. 31,
	2018		2017
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,400,930	$1,517,152	$1,369,810	$1,535,234
* The carrying value of long-term debt does not include deferred issuance costs of $8.3 million in 2018 and $9.1 million in 2017.

Long-term debt liability consists of a single class. In order to fund capital requirements, Cleco issues fixed and variable rate long-term debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed and variable rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in credit rating of the Cleco entity by which the debt was issued. The fair value of long-term debt is classified as Level 2 in the fair value hierarchy.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

CLECO
CLECO POWER	2018 FORM 10-K

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$133,722	$—	$133,722	$—	$144,302	$—	$144,302	$—
FTRs	23,355	—	—	23,355	7,396	—	—	7,396
Total assets	$157,077	$—	$133,722	$23,355	$151,698	$—	$144,302	$7,396
Liability Description
FTRs	$468	$—	$—	$468	$352	$—	$—	$352
Total liabilities	$468	$—	$—	$468	$352	$—	$—	$352

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE:
(THOUSANDS)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$55,900	$—	$55,900	$—	$95,681	$—	$95,681	$—
FTRs	23,355	—	—	23,355	7,396	—	—	7,396
Total assets	$79,255	$—	$55,900	$23,355	$103,077	$—	$95,681	$7,396
Liability Description
FTRs	$468	$—	$—	$468	$352	$—	$—	$352
Total liabilities	$468	$—	$—	$468	$352	$—	$—	$352

The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017
Beginning balance	$7,044	$7,683
Unrealized gains (losses)*	11,865	(1,392)
Purchases	28,185	23,941
Settlements	(24,207)	(23,188)
Ending balance	$22,887	$7,044
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco and Cleco Power's Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of December 31, 2018:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at December 31, 2018	$23,355	$468	RTO auction pricing	FTR price - per MWh	$(4.40)	$15.10
FTRs at December 31, 2017	$7,396	$352	RTO auction pricing	FTR price - per MWh	$(2.95)	$6.33

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
At December 31, 2018, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $103.8 million, $11.2 million, and $18.7 million, respectively, at December 31, 2018, and $111.1 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017. At Cleco Power, the institutional money market funds were

CLECO
CLECO POWER	2018 FORM 10-K

reported on Cleco Power’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $26.1 million, $11.2 million, and $18.6 million, respectively, at December 31, 2018, and $62.5 million, $13.1 million, and $20.1 million, respectively, at December 31, 2017. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U. S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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

During the years ended December 31, 2018, and 2017, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2018, and 2017:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2018	AT DEC. 31, 2017
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$23,355	$7,396
Current	Energy risk management liabilities	468	352
Commodity-related contracts, net		$22,887	$7,044

The following table presents the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years December 31, 2018, 2017, and 2016:

Cleco
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		SUCCESSOR			PREDECESSOR
(THOUSANDS)	DERIVATIVES LINE ITEM	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Commodity contracts
FTRs(1)	Electric operations	$39,659	$23,826	$17,506	$3,012
FTRs(1)	Power purchased for utility customers	(4,566)	(5,509)	(2,112)	(582)
Total		$35,093	$18,317	$15,394	$2,430
(1) For the years ended December 31, 2018 and 2017, unrealized gains (losses) associated with FTRs of $11.9 million and $(1.4) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the predecessor period January 1, 2016 - April 12, 2016, and the successor period April 13, 2016 - December 31, 2016, unrealized (losses) gains associated with FTRs of $(1.0) million and $3.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2018	2017	2016
Commodity contracts
FTRs(1)	Electric operations	$39,659	$23,826	$20,518
FTRs(1)	Power purchased for utility customers	(4,566)	(5,509)	(2,694)
Total		$35,093	$18,317	$17,824
(1) For the years ended December 31, 2018, 2017, and 2016, unrealized gains (losses) associated with FTRs of $11.9 million, $(1.4) million, and $2.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

The total volume of FTRs that Cleco Power had outstanding at December 31, 2018, and 2017 was 8.7 million MWh and 9.0 million MWh, respectively.

CLECO
CLECO POWER	2018 FORM 10-K

Note 8 — Debt
Cleco Power’s total indebtedness as of December 31, 2018, and 2017 was as follows:

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2018	2017
Bonds
Senior notes, 2.94%, due 2022	$25,000	$25,000
Senior notes, 3.08%, due 2023	100,000	100,000
Senior notes, 3.17%, due 2024	50,000	—
Senior notes, 3.68%, due 2025	75,000	75,000
Senior notes, 3.47%, due 2026	130,000	130,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	200,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, 2.00%, due 2038, mandatory tender in 2020	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	31,625	50,819
Total bonds	1,406,625	1,375,819
Other long-term debt
Barge lease obligations	16,418	—
Gross amount of long-term debt	1,423,043	1,375,819
Less: long-term debt due within one year	20,571	19,193
Less: capital lease obligations classified as long-term debt due within one year	557	—
Unamortized debt discount	(5,695)	(6,010)
Unamortized debt issuance costs	(8,446)	(9,141)
Total long-term debt and capital leases, net	$1,387,774	$1,341,475

Cleco’s total indebtedness as of December 31, 2018, and 2017 was as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2018	2017
Total Cleco Power long-term debt and capital leases, net	$1,387,774	$1,341,475
Cleco Holdings’ long-term debt, net
Senior notes, 3.250%, due 2023	165,000	165,000
Senior notes, 3.743%, due 2026	535,000	535,000
Senior notes, 4.973%, due 2046	350,000	350,000
Bank term loan, variable rate, due 2021	300,000	300,000
Unamortized debt issuance costs(1)	(1,989)	(2,516)
Fair value adjustment	138,700	147,146
Total Cleco long-term debt and capital leases, net	$2,874,485	$2,836,105
(1)For December 31, 2018, and 2017, this amount includes unamortized debt issuance costs for Cleco Holdings of $8.2 million and $9.2 million, respectively, partially offset by deferred debt issuance costs eliminated as a result of the 2016 Merger of $6.3 million and $6.7 million, respectively. For more information, see Note 5 — “Regulatory Assets and Liabilities — Cleco Holdings’ 2016 Merger Adjustments.”

The principal amounts payable under long-term debt agreements for each year through 2023 and thereafter are as follows:

(THOUSANDS)	CLECO	CLECO POWER
For the year ending Dec. 31,
2019	$20,571	$20,571
2020	$11,054	$11,054
2021	$300,000	$—
2022	$25,000	$25,000
2023	$265,000	$100,000
Thereafter	$2,135,000	$1,250,000

The amounts payable under the capital lease agreements for each year through 2023 and thereafter are as follows:

(THOUSANDS)	CLECO	CLECO POWER
For the year ending Dec. 31,
2019	$557	$557
2020	$617	$617
2021	$682	$682
2022	$755	$755
2023	$836	$836
Thereafter	$12,971	$12,971

Cleco Power Debt
Cleco Power had no short-term debt outstanding at December 31, 2018, and 2017.
At December 31, 2018, Cleco Power’s long-term debt outstanding was $1.41 billion, of which $21.1 million was due within one year. The long-term debt due within one year at December 31, 2018, represents $20.6 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments.
On December 18, 2017, Cleco Power entered into an agreement for the issuance and sale in a private placement of an aggregate principal amount of $175.0 million of senior notes. The senior notes were issued in two tranches. The first tranche was issued on December 18, 2017, with a principal amount of $25.0 million at an interest rate of 2.94% and $100.0 million at an interest rate of 3.08%, with final maturity dates in December 2022 and 2023, respectively. The second tranche was issued on March 26, 2018, with a principal amount of $50.0 million at an interest rate of 3.17%, with a final maturity date in December 2024. The proceeds from the issuance and sale were used for capital investments and general utility purposes.
On April 2, 2018, Cleco Power entered into a capital lease agreement for use of 42 dedicated barges to transport petroleum coke and limestone to Madison Unit 3. For more information on the capital lease agreement, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”

Cleco Debt
Cleco had no short-term debt outstanding at December 31, 2018, and 2017.
At December 31, 2018, Cleco’s long-term debt outstanding was $2.90 billion, of which $21.1 million was due within one year. The long-term debt due within one year at December 31, 2018, represents $20.6 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.5 million of capital lease payments.

CLECO
CLECO POWER	2018 FORM 10-K

On July 31, 2018, Cleco Holdings amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Moody’s and Fitch replaced Cleco Holdings’ senior secured debt rating with a senior unsecured debt rating. For more information on Cleco’s credit ratings and their impacts, see Note 16 — “Litigation, Other Commitment and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings issued $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to the Company’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction.
In connection with Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on the Cleco Holdings’ credit facility.

Credit Facilities
At December 31, 2018, Cleco Holdings had a $100.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holding’s credit ratings were to be downgraded one level, Cleco Holdings could be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility. Under covenants contained in Cleco Holdings’ credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2018, $655.0 million of Cleco’s member’s equity was unrestricted. At December 31, 2018, Cleco Holdings was in compliance with the covenants of its credit facility. In connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million. All other terms remained the same. Also in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
At December 31, 2018, Cleco Power had a $300.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power could be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2018, $831.9 million of Cleco Power’s member’s equity was unrestricted. If Cleco Power were to default under its credit facility or any other debt agreements, Cleco Holdings would be considered to be in default under its facility. At December 31, 2018, Cleco Power was in compliance with the covenants in its credit facility.

Note 9 — Common Stock

Stock-Based Plan Descriptions and Share Information
Prior to the completion of the 2016 Merger, Cleco had two stock-based compensation plans: the ESPP and the LTIP. As a result of the completion of the 2016 Merger, the ESPP and the LTIP were terminated. For more information about the 2016 Merger, see Note 4 — “Business Combinations.”

LTIP
Prior to the completion of the 2016 Merger, stock options, restricted stock, also known as non-vested stock, common stock equivalent units, and stock appreciation rights were available to be granted or awarded to certain officers, key employees, or directors of Cleco Corporation and its affiliates under the LTIP. Because it was only to be settled in shares of Cleco Corporation common stock, non-vested stock was classified as equity. Recipients of non-vested stock had full voting rights of a stockholder. At the time restrictions lapsed, the accrued dividend equivalent units were paid to the recipient only to the extent that target shares vested.
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
During the predecessor period January 1, 2016, through April 12, 2016, Cleco granted no shares of non-vested stock pursuant to the LTIP. As a result of the 2016 Merger on April 13, 2016, all unvested shares outstanding under the LTIP that were granted prior to January 1, 2015, vested at target and were paid out in cash to plan participants. Unvested shares that were granted during 2015 were prorated to the target amount and paid out in cash to plan participants in accordance with the terms of the Merger Agreement.
The fair value of shares of non-vested stock that vested during the predecessor period January 1, 2016, through April 12, 2016, was $10.1 million.

Stock-Based Compensation
During 2016, Cleco did not modify any of the terms of outstanding awards. Cleco recognized stock-based compensation expense for these provisions in accordance with the non-substantive vesting period approach.
Prior to the completion of the 2016 Merger, Cleco recorded compensation expense for all non-vested stock. Assuming achievement of vesting requirements was probable, stock-based compensation expense of non-vested stock was recorded during the service periods, which were generally three years. All stock-based compensation cost was measured at the grant date based on the fair value of the award and was recognized as an expense in the income statement over the requisite service period of the award. Awards that vest pro rata during the requisite service period that contain only a service

CLECO
CLECO POWER	2018 FORM 10-K

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
During the year ended December 31, 2016, Cleco Power reported pretax compensation expense of $1.0 million on non-vested stock with a related tax benefit of $0.4 million.
The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco’s Consolidated Balance Sheets for the predecessor period January 1, 2016, through April 12, 2016, was $0.6 million. The amount of stock-based compensation capitalized in property, plant, and equipment on Cleco Power’s Consolidated Balance Sheets for the year ended December 31, 2016, was $0.6 million.
The ESPP did not contain optionality features beyond those listed by the authoritative guidance on stock-based compensation. Therefore, Cleco was not required to recognize a fair-value expense related to the ESPP.

Note 10 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2018 and 2017, nor does it expect to make any in 2019. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. Based on funding assumptions at December 31, 2018, management estimates that $95.5 million in pension contributions will be required through 2023. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is the plan sponsor and Support Group is the plan administrator.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The employee pension plan and other benefits plan obligation, plan assets, and funded status at December 31, 2018, and 2017 are presented in the following table:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of period	$567,215	$512,785	$43,203	$44,136
Service cost	9,507	9,039	1,320	1,446
Interest cost	20,860	21,648	1,465	1,569
Plan participants’ contributions	—	—	1,224	1,149
Actuarial (gain) loss	(42,935)	46,686	(1,106)	437
Expenses paid	(2,786)	(3,020)	—	—
Benefits paid	(20,925)	(19,923)	(5,651)	(5,534)
Benefit obligation at end of period	530,936	567,215	40,455	43,203
Change in plan assets
Fair value of plan assets at beginning of period	444,089	403,715	—	—
Actual return on plan assets	(28,884)	63,317	—	—
Expenses paid	(2,786)	(3,020)	—	—
Adjustment	439	—	—	—
Benefits paid	(20,925)	(19,923)	—	—
Fair value of plan assets at end of period	391,933	444,089	—	—
Unfunded status	$(139,003)	$(123,126)	$(40,455)	$(43,203)

CLECO
CLECO POWER	2018 FORM 10-K

The employee pension plan accumulated benefit obligation at December 31, 2018, and 2017 is presented in the following table:

	PENSION BENEFITS
	AT DEC. 31,
(THOUSANDS)	2018	2017
Accumulated benefit obligation	$491,522	$520,612

The following table presents the net actuarial gains/losses and prior service costs/credits included in other comprehensive income for other benefits and in regulatory assets for pension related to current year gains and losses as a result of being included in net periodic benefit costs for the employee pension plan and other benefits plan for December 31, 2018, and 2017:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2018	2017
Net actuarial loss (gain) occurring during period	$9,722	$7,434	$(1,106)	$437
Net actuarial loss (gain) amortized during period	$12,313	$10,008	$135	$(50)
Prior service (credit) cost amortized during period	$(71)	$(71)	$—	$—

The following table presents net actuarial gains/losses and prior service costs/credits in accumulated other comprehensive income for other benefits and in regulatory assets for pension that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2019 for the employee pension plan and other benefits plans at December 31, 2019, 2018, and 2017:

		PENSION BENEFITS			OTHER BENEFITS
	AT DEC. 31,			AT DEC. 31,
(THOUSANDS)	2019	2018	2017	2019	2018	2017
Net actuarial loss (gain)	$7,496	$140,377	$142,967	$(151)	$1,814	$2,779
Prior service credit	$(71)	$(131)	$(203)	$—	$—	$—

The non-service components of net periodic pension and Other Benefits cost are included in Other expense within Cleco and Cleco Power’s Consolidated Statements of Income. The

components of net periodic pension and other benefits costs for 2018, 2017, and 2016 are as follows:

			PENSION BENEFITS				OTHER BENEFITS
	SUCCESSOR			PREDECESSOR	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Components of periodic benefit costs
Service cost	$9,507	$9,039	$6,909	$2,563	$1,320	$1,446	$1,112	$431
Interest cost	20,860	21,648	15,088	6,242	1,465	1,569	1,237	476
Expected return on plan assets	(23,773)	(24,064)	(17,310)	(6,812)	—	—	—	—
Amortizations
Prior service (credit) cost	(71)	(71)	(51)	(20)	—	—	—	34
Net loss (gain)	12,312	10,008	8,138	2,798	135	(50)	—	181
Net periodic benefit cost	$18,835	$16,560	$12,774	$4,771	$2,920	$2,965	$2,349	$1,122

During the third quarter of 2016, management finalized its remeasurement of the pension plan as of April 13, 2016, associated with the 2016 Merger. On the date of the remeasurement, the discount rate decreased from 4.62% to 4.21%. Prior to the remeasurement, Cleco’s 2016 net periodic benefit cost for the pension plan was expected to be $15.9 million. Due to the remeasurement of the pension plan, Cleco’s 2016 net periodic benefit cost increased to $17.5 million.
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2018, and 2017 was $2.0 million and $1.8 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the predecessor period January 1, 2016, through April 12, 2016, was $0.5 million. The expense of the pension plan related to Cleco’s other subsidiaries for the successor period April 13, 2016, through December 31, 2016, was $1.3 million.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016 was $3.3 million, $3.3 million, and $3.5 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at December 31, 2018, and 2017 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2018	2017
Current	$4,130	$4,061
Non-current	$36,325	$39,142

CLECO
CLECO POWER	2018 FORM 10-K

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2018	2017
Current	$3,584	$3,525
Non-current	$31,694	$34,033

The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
	2018	2017	2018	2017
Weighted-average assumptions used to determine the benefit obligation
Discount rate	4.35%	3.73%	4.16%	3.47%
Rate of compensation increase	2.93%	2.98%	N/A	N/A

			PENSION BENEFITS				OTHER BENEFITS
	SUCCESSOR			PREDECESSOR	SUCCESSOR			PREDECESSOR
	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Weighted-average assumptions used to determine the net benefit cost
Discount rate	3.73%	4.27%	4.21%	4.62%	3.47%	3.81%	4.08%	4.08%
Expected return on plan assets	5.86%	6.08%	6.21%	6.21%	N/A	N/A	N/A	N/A
Rate of compensation increase	2.93%	2.98%	3.03%	3.03%	N/A	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was also compared to the expected rate of return of other comparable plans. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2019 periodic expense, Cleco increased the expected long-term return on plan assets to 6.55%. Cleco expects pension expense to decrease in 2019 by approximately $7.2 million due to an increase in the discount rate and an increase in expected return on plan assets.
Employee pension plan assets are invested in accordance with the Pension Plan’s Investment Policy Statement. At December 31, 2018, allowable investments included U.S. Equity Portfolios, International Equity - Developed Markets Portfolios, Emerging Markets Equity Portfolios, Multi-Asset Credits, Treasury Separate Trading of Registered Interest and Principal of Securities (STRIPS), Fixed Income Portfolios, Fixed Income Portfolios - Long Credit, and Real Estate Portfolios.
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

There have been no changes in the methodologies for determining fair value at December 31, 2018, and 2017. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

CLECO
CLECO POWER	2018 FORM 10-K

(THOUSANDS)		AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$2,471	$—	$2,471	$—
Common stock		13,111	13,111	—	—
Obligations of Government, Government Agencies, and state and local governments		19,831	—	19,831	—
Mutual funds
Domestic		79,210	79,210	—	—
International		43,418	43,418	—	—
Real estate funds		20,298	—	—	20,298
Corporate debt		138,391	—	138,391	—
Total		$316,730	$135,739	$160,693	$20,298

	Investments measured at net asset value*	73,100
	Interest accrual	2,103
	Total net assets	$391,933
	*Investments measured at net asset value consist of Common/collective trust.

(THOUSANDS)		AT DEC. 31, 2017	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$4,825	$—	$4,825	$—
Common stock		17,655	17,655	—	—
Obligations of Government, Government Agencies, and state and local governments		50,852	—	50,852	—
Mutual funds
Domestic		58,617	58,617	—	—
International		36,970	36,970	—	—
Real estate funds		19,195	—	—	19,195
Corporate debt		204,835	—	204,835	—
Total		$392,949	$113,242	$260,512	$19,195

	Investments measured at net asset value*	48,103
	Interest accrual	3,037
	Total net assets	$444,089
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
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018, and 2017:

(THOUSANDS)
Balance, Dec. 31, 2016	$18,668
Realized losses	(2,365)
Unrealized gains	2,674
Purchases	649
Sales	(431)
Balance, Dec. 31, 2017	$19,195
Realized gains	29
Unrealized gains	391
Purchases	710
Sales	(27)
Balance, Dec. 31, 2018	$20,298

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2018, the return on plan assets was (7.31)% compared to an expected long-term return of 5.86%. The 2017 return on pension plan assets was 16.32% compared to an expected long-term return of 6.08%. As of

CLECO
CLECO POWER	2018 FORM 10-K

December 31, 2018, none of the pension plan participants’ future annual benefits are covered by insurance contracts.

Pension Plan Investment Objectives
Cleco’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

•	Exceed the (FAS) actuarial assumed rate of return on plan assets, and

•
Exceed the annualized total return of the following customized index (based on the target allocation in the glide path) consisting of a mixture of S&P 500 Index, Russell 2500 Index, Morgan Stanley Capital International All Country World ex U.S. Index, Morgan Stanley Capital International Emerging Markets Index, Customer Index related to Multi-Asset Credit asset class, Bloomberg Barclays Capital Long Credit Index, Bloomberg Barclays 15+ Year Treasury Separate Trading of Registered Interest and Principal of Securities (STRIPS), and National Council of Real Estate Investment Fiduciaries Index.

Risk characteristics of the portfolio (annualized standard deviation of returns) should be similar to or less than the custom index.
In order to meet the objectives and to control risk, the retirement committee has established the following guidelines that the investment managers must follow:

U.S. Domestic Equity Portfolios

•	Equity holdings of a single company (including common stock and convertible securities) must not exceed 10% of the manager’s portfolio measured at market value.

•	A minimum of 25 stocks should be owned in the portfolio.

•	Equity holdings in a single sector should not exceed the lesser of three times the sector’s weighting in the S&P 500 Index or 35% of the portfolio.

•	Equity holdings should represent at least 90% of the portfolio.

•	Marketable common stocks, preferred stocks convertible into common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.

•	Securities in foreign entities denominated in U.S. dollars are limited to 10%. Securities denominated in currencies other than U.S. dollars are not permitted.

•	The purchase of securities on margin and short sales is prohibited.

International Equity - Developed Markets Portfolio

•	Equity holdings of a single company (including common stock and convertible securities) should not exceed 5% of the manager’s portfolio measured at market value.

•	A minimum of 30 stocks should be owned.

•	Equity holdings in a single sector should not exceed 35%.

•
A minimum of 50% of the countries within the Morgan Stanley Capital International All Country World ex U.S. Index should be represented within the portfolio. The allocation to an individual country should not exceed the lesser of 30% or 5 times the country’s weighting within the Morgan Stanley Capital International All Country World ex U.S. Index.

•	Currency hedging decisions are at the discretion of the investment manager.

Emerging Markets Portfolio

•	Equity holdings in any single company should not exceed 10% of the manager’s portfolio.

•	A minimum of 30 individual stocks should be owned.

•	Equity holdings of a single industry should not exceed 25%.

•	Equity investments must represent at least 75% of the manager’s portfolio.

•	A minimum of three countries should be represented within the manager’s portfolio.

•	Illiquid securities which are not readily marketable may represent no more than 10% of the manager’s portfolio.

•	Currency hedging decisions are at the discretion of the investment manager.

Multi-Asset Credit

•	Assets can include, but would not be limited to, high yield debt, emerging market debt, global investment grade credit and bank loans, as well as fixed income strategies.

•	Currency hedging decisions are the discretion of the investment manager.

Treasury STRIPS

•
The STRIPS are synthetic zero-coupon bonds that are created by separating each coupon and principal payment of a treasury bond into a separate security. STRIPS take the form of a zero-coupon bond which is sold at a discount to face value and mature at par. They are backed by US Treasury securities.

•	Implementation of the portfolio is either through Treasury Futures or purchase of Treasury STRIPS through an investment manager.

•	The benchmark would be Bloomberg Barclays 15+ Year Treasury STRIPS.

Fixed Income Portfolio - Long Credit

•
Permitted assets include U.S. government and agency securities, corporate securities, mortgage-backed securities, investment-grade private placements, surplus notes, trust preferred, e-caps and hybrids, money-market securities, and senior and subordinated debt.

•	At least 90% of securities must be U.S. dollar denominated.

•	At least 70% of the securities must be investment-grade credit.

•	Securities must have a maximum position size of 5% for A rated securities and 3% for BBB rated securities.

•	The duration of the portfolio must be within +/- 1 year of benchmark.

•	Treasury STRIPS managers will have the discretion to utilize U.S. treasury futures and STRIPS as needed to adjust the portfolio duration.

Real Estate Portfolios

•	Real estate funds should be invested primarily in direct equity positions, with debt and other investments representing less than 25% of the fund.

•	Leverage should be no more than 70% of the market value of the fund.

•	Investments should be focused on existing income-producing properties, with land and development properties representing less than 40% of the fund.

The use of futures and options positions which leverage portfolio positions through borrowing, short sales, or other encumbrances of the Plan’s assets is prohibited. The Long

CLECO
CLECO POWER	2018 FORM 10-K

Duration fixed income managers and Treasury STRIPS manger(s) are exempt from the prohibition on derivatives use, due to the nature of long duration fixed income management. Currency hedging is permitted for international investing.
The investment manager of affiliated securities shall not purchase any securities of its organization or affiliated entities.
The following chart shows the dynamic asset allocation based on the funded ratio at December 31, 2018:

	PERCENT OF TOTAL PLAN ASSETS
		AT DEC. 31, 2018
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		20%
International equity		20%
Multi-asset credit		6%
Real estate		4%
Total return-seeking	45%	50%	55%
Liability hedging*	45%	50%	55%
*Liability hedging has no target subcategories.

The assumed health care cost trend rates used to measure the expected cost of other benefits is 5.0% for 2019 and remains at 5.0% thereafter. The rate used for 2018 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on other benefits:

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$13	$(15)
Effect on postretirement benefit obligation	$194	$(215)

The projected benefit payments for the employee pension plan and other benefits obligation plan for each year through 2023 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
For the year ending Dec. 31,
2019	$22,868	$4,215
2020	$24,042	$4,071
2021	$25,180	$3,936
2022	$26,373	$3,856
2023	$27,512	$3,716
Next five years	$154,047	$16,615

SERP
Certain Cleco officers are covered by SERP. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described below. SERP is a non-qualified, non-contributory, defined benefit pension plan. Generally, benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the five highest cash bonuses paid during the 60 months prior to retirement. SERP benefits are reduced by retirement benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the amount the employee would have received under the terms of the original 401(k) Plan. In accordance with the SERP plan document and the Merger Agreement, four executive officers received enhanced benefits, and upon termination of employment, two of these executive officers received accelerated vesting. Another executive officer received enhanced SERP benefits, net of other postretirement benefits, as part of a separation agreement. Two executive officers’ SERP benefits were capped as of December 31, 2017, with regard to final compensation; however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers had their annual bonuses set at target rather than actual awards for years 2016 and 2017 for the average incentive award portion of their SERP benefit calculation. A third executive officer’s SERP benefit amount will be set at a specified amount based upon the year of separation. Management reviews current market trends as it evaluates Cleco’s future compensation strategy.
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
SERP’s funded status at December 31, 2018, and 2017 is presented in the following table:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017
Change in benefit obligation
Benefit obligation at beginning of period	$84,339	$78,045
Service cost	542	494
Interest cost	3,077	3,239
Actuarial (gain) loss	(5,163)	6,442
Benefits paid	(4,381)	(4,376)
Plan amendments	—	180
Special/contractual termination benefits	—	315
Benefit obligation at end of period	$78,414	$84,339

SERP’s accumulated benefit obligation at December 31, 2018, and 2017 is presented in the following table:

	SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2018	2017
Accumulated benefit obligation	$78,414	$84,339

The following table presents net actuarial gains/losses and prior service costs/credits included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP for December 31, 2018, and 2017:

CLECO
CLECO POWER	2018 FORM 10-K

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017
Net actuarial (gain) loss occurring during year	$(5,163)	$6,622
Net actuarial loss amortized during year	$2,913	$2,105
Prior service credit amortized during year	$(160)	$(190)

The following table presents net actuarial losses and prior service credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2019 for SERP at December 31, 2019, 2018, and 2017:

		SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2019	2018	2017
Net actuarial loss	$1,729	$17,261	$25,336
Prior service credit	$(160)	$(1,837)	$(1,997)

The non-service components of net periodic benefit cost related to SERP are included in Other expense within Cleco and Cleco Power’s Consolidated Statements of Income. The components of the net SERP costs for 2018, 2017, and 2016 are as follows:

			SERP BENEFITS
	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Components of periodic benefit costs
Service cost	$542	$494	$571	$702
Interest cost	3,077	3,239	2,275	900
Amortizations
Prior service (credit) cost	(160)	(190)	(50)	17
Net loss	2,913	2,105	1,651	574
Net periodic benefit cost	6,372	5,648	4,447	2,193
Curtailment charge	—	—	—	3,602
Special/contractual termination benefits	—	315	—	3,222
Total benefit cost	$6,372	$5,963	$4,447	$9,017

There was a remeasurement of SERP at April 13, 2016, to reflect change in control benefits as a result of the 2016 Merger. On the date of the remeasurement, the discount rate decreased from 4.60% to 4.15%. This remeasurement resulted in a $3.6 million curtailment charge and $3.2 million of special/contractual termination benefits. The curtailments and special/contractual termination benefits are included in 2016 Merger transaction and commitment costs on Cleco’s Consolidated Statements of Income. There was an additional remeasurement of SERP at August 31, 2016, to reflect changes to the plan relating to three executive officers’ SERP benefits being capped as of December 31, 2017, with regard to final compensation. On the date of the remeasurement, the discount rate decreased from 4.15% to 3.47%.
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
The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP BENEFITS
	AT DEC. 31,
	2018	2017
Weighted-average assumptions used to determine the benefit obligation
Discount rate	4.34%	3.70%
Rate of compensation increase	5.00%	5.00%

					SERP BENEFITS
	SUCCESSOR					PREDECESSOR
	JAN. 1, 2018 - DEC. 31, 2018	MAR. 31, 2017 - DEC. 31, 2017	JAN. 1, 2017 - MAR. 30, 2017	SEPT. 1, 2016 - DEC. 31, 2016	APR. 13, 2016 - AUG. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Weighted-average assumptions used to determine the net benefit cost
Discount rate	3.70%	4.08%	4.22%	3.47%	4.15%	4.60%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016 was $1.4 million, $1.3 million, and $1.4 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2018, and 2017 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2018	2017
Current	$4,478	$4,471
Non-current	$73,936	$79,868

CLECO
CLECO POWER	2018 FORM 10-K

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2018	2017
Current	$930	$929
Non-current	$12,025	$16,589

The projected benefit payments for SERP for each year through 2023 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2019	2020	2021	2022	2023	NEXT FIVE YEARS
SERP	$4,574	$4,670	$4,755	$4,754	$4,755	$24,717

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2018, 2017, and 2016 was as follows:

	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
401(k) Plan expense	$5,884	$5,386	$3,554	$1,593

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2018, 2017, and 2016 was as follows:

	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
401(k) Plan expense	$1,066	$888	$554	$319

Note 11 — Income Taxes

Cleco
For the year ended December 31, 2018 and for the predecessor period January 1, 2016, through April 12, 2016, income tax expense was higher than the amount computed by applying the statutory federal rate. For the year ended December 31, 2017, and for the successor period April 13, 2016, through December 31, 2016, income tax expense was lower than the amount computed by applying the statutory federal rate. The differences are as follows:

	SUCCESSOR			PREDECESSOR
(THOUSANDS, EXCEPT PERCENTAGES)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Income (loss) before tax	$123,819	$145,159	$(46,935)	$(492)
Statutory rate	21.0%	35.0%	35.0%	35.0%
Tax expense (benefit) at federal statutory rate	$26,002	$50,806	$(16,427)	$(172)
Increase (decrease)
Plant differences, including AFUDC flowthrough	(401)	743	(881)	823
Amortization of investment tax credits	(236)	(662)	(371)	(124)
State income taxes, net of federal benefit	6,288	5,047	1,844	(3,078)
Nondeductible merger costs	—	2	(844)	4,282
Return to accrual adjustment	(193)	(608)	(2,943)	—
TCJA	(19)	(46,291)	—	—
NMTC	(1,578)	313	(181)	(158)
Other	(481)	(2,271)	(3,019)	1,895
Total tax expense (benefit)	$29,382	$7,079	$(22,822)	$3,468
Effective rate	23.7%	4.9%	48.6%	(704.9)%

CLECO
CLECO POWER	2018 FORM 10-K

Information about current and deferred income tax expense is as follows:

	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENBDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Current federal income tax expense (benefit)	$15,304	$46,520	$(1,062)	$1,373
Deferred federal income tax expense (benefit)	5,863	(47,329)	(16,715)	5,297
Amortization of accumulated deferred investment tax credits	(236)	(662)	(371)	(124)
Total federal income tax expense (benefit)	$20,931	$(1,471)	$(18,148)	$6,546
Current state income tax expense (benefit)	7,771	3,187	(337)	—
Deferred state income tax expense (benefit)	680	5,363	(4,337)	(3,078)
Total state income tax expense (benefit)	$8,451	$8,550	$(4,674)	$(3,078)
Total federal and state income tax expense (benefit)	$29,382	$7,079	$(22,822)	$3,468
Items charged or credited directly to member’s/shareholders’ equity
Federal deferred	1,408	(2,380)	808	348
State deferred	460	(384)	130	56
Total tax expense (benefit) from items charged directly to member’s/shareholders’ equity	$1,868	$(2,764)	$938	$404
Total federal and state income tax expense (benefit)	$31,250	$4,315	$(21,884)	$3,872

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2018, and 2017 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2018	2017
Depreciation and property basis differences	$(664,996)	$(596,824)
Net operating loss carryforward	—	12,873
NMTC	86,673	96,917
Fuel costs	(8,339)	(3,283)
Other comprehensive income	640	(490)
Regulated operations regulatory liability, net	39,808	(54,471)
Postretirement benefits	19,580	23,642
Merger fair value adjustments	(56,725)	(58,251)
Other	(24,671)	(34,925)
Accumulated deferred federal and state income taxes, net	$(608,030)	$(614,812)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2018, and 2017, Cleco had a deferred tax asset resulting from NMTC carryforwards of $86.9 million and $97.5 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
As of December 31, 2018, Cleco had no federal net operating loss carryforward and no state net operating loss carryforward.

Cleco Power
For the year ended December 31, 2018, income tax expense was higher than the amount computed by applying the statutory rate. For the years ended December 31, 2017 and 2016, income tax expense was lower than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2018	2017	2016
Income before tax	$218,181	$218,069	$57,497
Statutory rate	21.0%	35.0%	35.0%
Tax expense at federal statutory rate	$45,818	$76,324	$20,124
Increase (decrease)
Plant differences, including AFUDC flowthrough	(401)	743	(58)
Amortization of investment tax credits	(236)	(662)	(494)
State income taxes, net of federal benefit	11,080	7,583	1,999
Return to accrual adjustment	483	(284)	(2,646)
TCJA	(19)	(14,292)	—
Other	(801)	(2,081)	(556)
Total taxes	$55,924	$67,331	$18,369
Effective rate	25.6%	30.9%	31.9%

CLECO
CLECO POWER	2018 FORM 10-K

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2016
Current federal income tax expense (benefit)	$44,411	$87,433	$(1,211)
Deferred federal income tax (benefit) expense	(9,033)	(29,190)	22,647
Amortization of accumulated deferred investment tax credits	(236)	(662)	(494)
Total federal income tax expense	$35,142	$57,581	$20,942
Current state income tax expense (benefit)	23,293	14,751	(418)
Deferred state income tax benefit	(2,511)	(5,001)	(2,155)
Total state income tax expense (benefit)	$20,782	$9,750	$(2,573)
Total federal and state income taxes	$55,924	$67,331	$18,369
Items charged or credited directly to members’ equity
Federal deferred	797	(141)	1,976
State deferred	261	(23)	319
Total tax expense (benefit) from items charged directly to member’s equity	$1,058	$(164)	$2,295
Total federal and state income tax expense	$56,982	$67,167	$20,664

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2018, and 2017 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2018	2017
Depreciation and property basis differences	$(666,224)	$(597,838)
Net operating loss carryforward	—	470
Fuel costs	(8,339)	(3,282)
Other comprehensive income	4,192	5,250
Regulated operations regulatory liability, net	39,808	(54,471)
Postretirement benefits	11,081	6,266
Other	(11,283)	(12,757)
Accumulated deferred federal and state income taxes, net	$(630,765)	$(656,362)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considers it more likely than not that all deferred tax assets will be realized; therefore, no valuation allowance has been recorded.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2018, and 2017, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the years ended December 31, 2018, 2017, and 2016, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At December 31, 2018, and 2017, Cleco and Cleco Power had no liability for unrecognized tax positions. Cleco and Cleco Power estimate that it is reasonably possible that there will be no liability for unrecognized tax positions in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective income tax rate.
The federal income tax years that remain subject to examination by the IRS are 2015, 2016, and 2017.
Beginning with the 2013 tax year, Cleco entered into the IRS’s Compliance Assurance Process which allows taxpayers to work collaboratively with an IRS team to identify and resolve potential tax issues before the federal tax return is filed each year. Cleco must apply for admission to the program each year. Cleco has been approved for the Compliance Assurance Process through the 2019 tax year.
The state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2015, 2016, and 2017.
Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2018, 2017, and 2016, no penalties were recognized.

TCJA
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
The SEC Staff recognized the complexity of reflecting the impacts of the TCJA and issued guidance which clarified accounting for income taxes and allowed for up to one year to complete the required analysis and accounting (the measurement period). During the fourth quarter of 2018, Cleco finalized the remeasurement of and accounting for the effects of the TCJA.
For the year ended December 31, 2017, the Registrants recorded provisional estimates for the effects of the TCJA that decreased deferred income tax expense for Cleco and Cleco Power by $46.3 million and $14.3 million, respectively. At December 31, 2017, the provisional impacts of the TCJA decreased the ADIT liability for Cleco and Cleco Power by $394.9 million and $362.9 million, respectively.
During the fourth quarter of 2018, Cleco and Cleco Power increased the ADIT liability by $26.4 million for the final remeasurement. For more information on the regulatory treatment, see Note 13 — “Regulation and Rates — TCJA.”
Additionally, as a result of the TCJA, effective for tax years beginning after December 31, 2017, corporations are no longer subject to the alternative minimum tax (AMT).  For companies with unused AMT credits, the credits may be carried forward and used as refundable credits for tax years beginning after 2017, but before 2022.  Cleco expects its unused AMT credits will be fully utilized by December 31, 2021. During 2018, Cleco’s $7.6 million of unused tax credits were reclassed from Accumulated deferred federal and state income taxes, net to Taxes payable, net and Other deferred charges on Cleco’s Consolidated Balance Sheet. Of this amount, the $3.8 million of AMT credits expected to be utilized in 2019 were reported in Taxes payable, net on Cleco’s Consolidated Balance Sheet, and the remaining $3.8 million are classified as Other deferred charges on Cleco’s Consolidated Balance Sheet.

CLECO
CLECO POWER	2018 FORM 10-K

Note 12 — Disclosures about Segments

Cleco
Cleco’s reportable segment is based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary.
Cleco Power, the reportable segment, engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the chart below includes the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, an investment subsidiary, and a subsidiary formed to facilitate the Cleco Cajun

Transaction. On December 29, 2017, Cleco sold the transmission assets owned by Attala and Perryville, the two subsidiaries that owned and operated the transmission interconnection facilities. After December 29, 2017, the remaining operations of Attala and Perryville were minimal. On February 4, 2019, the Cleco Cajun Transaction was closed. For the Registrants’ Combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, Cleco Cajun is expected to become a new reportable segment. For more information on the transaction, see Note 21 — “Cleco Cajun Transaction”.
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

SEGMENT INFORMATION
	SUCCESSOR FOR THE YEAR ENDED DEC. 31, 2018
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,191,587	$(9,680)	$—	$1,181,907
Other operations	82,330	2	—	82,332
Affiliate revenue	874	74,591	(75,465)	—
Electric customer credits	(33,195)	—	—	(33,195)
Operating revenue, net	$1,241,596	$64,913	$(75,465)	$1,231,044
Depreciation and amortization	$162,069	$8,344	$1	$170,414
Merger transaction and commitment costs	$—	$19,514	$—	$19,514
Interest income	$5,052	$1,338	$(317)	$6,073
Interest charges	$71,303	$55,659	$(320)	$126,642
Federal and state income tax expense (benefit)	$55,924	$(26,541)	$(1)	$29,382
Net income (loss)	$162,257	$(67,819)	$(1)	$94,437
Additions to property, plant, and equipment	$289,153	$1,908	$—	$291,061
Equity investment in investee	$18,172	$—	$—	$18,172
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,839,853	$633,756	$(36,795)	$6,436,814

	SUCCESSOR FOR THE YEAR ENDED DEC. 31, 2017
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,108,389	$(10,757)	$—	$1,097,632
Other operations	77,522	2,058	—	79,580
Affiliate revenue	851	57,168	(58,019)	—
Electric customer credits	(1,566)	—	—	(1,566)
Operating revenue, net	$1,185,196	$48,469	$(58,019)	$1,175,646
Depreciation and amortization	$158,415	$8,439	$—	$166,854
Merger transaction and commitment costs	$—	$5,445	$(293)	$5,152
Interest income	$1,283	$316	$(175)	$1,424
Interest charges	$69,362	$53,725	$(174)	$122,913
Federal and state income tax expense (benefit)	$67,331	$(60,252)	$—	$7,079
Net income (loss)	$150,738	$(12,659)	$1	$138,080
Additions to property, plant, and equipment	$235,252	$1,680	$—	$236,932
Equity investment in investee	$18,172	$—	$—	$18,172
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,679,538	$619,943	$(21,099)	$6,278,382

CLECO
CLECO POWER	2018 FORM 10-K

	SUCCESSOR APR. 13, 2016 - DEC. 31, 2016				PREDECESSOR JAN. 1, 2016 - APR. 12, 2016
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	TOTAL	CLECO POWER	OTHER	ELIMINATIONS	TOTAL
Revenue
Electric operations	$810,075	$(7,482)	$(1)	$802,592	$281,154	$—	$—	$281,154
Other operations	50,080	1,482	—	51,562	18,493	587	—	19,080
Affiliate revenue	621	35,602	(36,223)	—	263	15,024	(15,287)	—
Electric customer credits	(1,149)	—	—	(1,149)	(364)	—	—	(364)
Operating revenue, net	$859,627	$29,602	$(36,224)	$853,005	$299,546	$15,611	$(15,287)	$299,870
Depreciation and amortization	$109,695	$7,296	$(1)	$116,990	$43,698	$377	$1	$44,076
Merger transaction and commitment costs	$151,501	$23,285	$—	$174,786	$—	$34,928	$(16)	$34,912
Interest income	$652	$275	$(87)	$840	$208	$69	$(12)	$265
Interest charges	$54,606	$35,246	$(86)	$89,766	$21,840	$295	$(12)	$22,123
Federal and state income tax expense (benefit)	$5,376	$(28,198)	$—	$(22,822)	$12,993	$(9,525)	$—	$3,468
Net income (loss)	$17,580	$(41,692)	$(1)	$(24,113)	$21,548	$(25,508)	$—	$(3,960)
Additions to property, plant, and equipment	$143,790	$654	$—	$144,444	$42,353	$39	$—	$42,392
Equity investment in investee	$18,672	$—	$—	$18,672
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,758,245	$614,959	$(30,060)	$6,343,144

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and Mississippi and is viewed as one unit by management. Discrete financial reports are prepared only at the company level.

Note 13 — Regulation and Rates
At December 31, 2018, Provision for rate refund on Cleco and Cleco Power’s Consolidated Balance Sheets consisted primarily of $31.6 million for the estimated refund for the tax-related benefits from the TCJA, $1.9 million for potential reductions to the transmission ROE, and $1.8 million for the cost of service savings refunds.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of December 31, 2018, Cleco Power had $1.9 million accrued for potential reductions to the ROE. For more information on the ROE complaint, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

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
Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. On October 31, 2017, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2017, which indicated that no refund was due as a result of the FRP, and $1.2 million was due as a result of the cost of service savings from the 2016 Merger Commitments. Cleco Power expects the LPSC to approve the 2017 FRP monitoring report in the first half of 2019. The $1.2 million cost of service savings from the 2016 Merger Commitments were refunded in September 2018.
On October 31, 2018, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2018, which indicated that no refund was due as a result of the FRP and $1.2 million of cost of service savings refunds are due to be returned to eligible customers. On December 21, 2018, Cleco Power responded to the first set of data requests for the 2018 monitoring report. At December 31, 2018, Cleco Power had $1.8 million accrued for the cost of service savings refund.

TCJA
On February 21, 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. As a result of the tax rate reduction, Cleco Power began accruing an estimated reserve on January 1, 2018. At December 31, 2018, Cleco Power had $31.6 million accrued for the estimated tax-related benefits from the TCJA.
On October 26, 2018, the LPSC Staff approved a final rule that would require utilities to adjust formula rates the earlier of January 31, 2019, or the next date required for implementation of compliance rate changes under the normal operation of the FRP. Cleco Power filed its report with the LPSC on December 3, 2018, describing its methodology for TCJA refunds and related items, including the allocation of such refunds among jurisdictional customers. On January 31, 2019, Cleco Power filed an application with the LPSC requesting the implementation of rate reductions and modifications of certain tariffs resulting from TCJA to be effective July 1, 2019. Cleco Power also requested to reduce the annual FRP rate, effective July 1, 2019, by the amount accrued for the change in tax rates at June 30, 2019. Cleco Power recommended a rate redesign, allowing the change in the statutory corporate tax rate to be applied only to residential customers in order to

CLECO
CLECO POWER	2018 FORM 10-K

reduce customer bills. Cleco Power also requested to address the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its next FRP, which will be filed by July 1, 2019, with anticipated new rates being effective July 1, 2020. All items requested in the January 31, 2019, application are subject to LPSC review and approval.

2016 Merger Commitments
On March 28, 2016, the LPSC approved the 2016 Merger. The LPSC’s written order approving the 2016 Merger was issued on April 7, 2016. Approval of the 2016 Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. On April 28, 2016, the LPSC voted to issue credits equally to eligible customers with service as of June 30, 2016, beginning in July 2016. As of December 31, 2018, Cleco Power had issued $135.1 million of customer rate credits. Also included in the 2016 Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution in 2016 for economic development in Cleco Power’s service territory to be administered by the LED, and $6.0 million of charitable contributions to be disbursed over five years.
In addition, the 2016 Merger Commitments included $1.2 million of annual estimated cost of service savings expected as a result of the 2016 Merger. The cost of service savings are not subject to the target ROE or any sharing mechanism in the current FRP and will continue until Cleco Power’s anticipated new rates begin on July 1, 2020. The cost of service savings are included in the annual monitoring reports and are refunded to customers annually. A report on the status of the 2016 Merger Commitments must be filed annually by October 31 for the 12-month period ended June 30. On October 31, 2018, Cleco Power filed the annual 2016 Merger Commitment status report for the period ended June 30, 2018. For more information on the cost of service savings, see “— FRP.”

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. One mitigating factor that has been identified is Cleco Power’s Terrebonne to Bayou Vista Transmission project. The Terrebonne to Bayou Vista project is expected to be completed in the second quarter of 2019. Cleco Power has operated Teche Unit 3 as an SSR unit since April 2017. The first SSR agreement was for the period April 2017 to March 2018, and the second SSR agreement is for the period April 2018 until March 2019; and in January 2019, MISO approved the SSR designation for the third SSR period April 2019, until the sooner of the in-service date of the Terrebonne to Bayou Vista Transmission project or July 2019.
In the second quarter of 2017, Cleco Power began receiving the monthly SSR payments from MISO, subject to refund, and MISO began allocating SSR costs to the load serving entities that require the operation of the SSR unit for reliability purposes, including Cleco Power. The SSR payments include recovering operations and maintenance expenses, administrative and general expenses, taxes, depreciation, capital expenditures, and carrying charges, all of which are related to Teche Unit 3 for the period of the SSR agreements. If Teche Unit 3 is not retired, at the end of the final SSR Cleco Power must refund any SSR payments received from MISO for capital expenditures paid by third parties.
Cleco Power filed with FERC for its approval to collect $20.3 million and $11.8 million annually in SSR payments from MISO for the first and second SSR agreements, respectively. On December 31, 2018, FERC issued an Order certifying the settlement of Cleco Power’s first two SSR agreements. The MISO settlement included a reduction to the expenses and capital Cleco Power was allowed to recover. For the year ended December 31, 2018, Cleco Power recorded a $1.6 million decrease in Other operations revenue for expected refunds to MISO for a reduction in SSR payments related to the operating costs and a $0.9 million decrease in Power purchased for utility customers for Cleco Power’s portion of allocated SSR operating costs.
At the end of the third SSR agreement, Cleco Power expects Teche Unit 3 to be available to run until the estimated 2021 in-service date of Bayou Vista to Segura Transmission project; at which time, Cleco Power does not expect to offer the unit into MISO, barring any grid or customer reliability issues or other similar reasons. At December 31, 2018, Cleco Power had $5.9 million accrued for the net capital refund. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for their portion of the capital refund.

Note 14 — Variable Interest Entities
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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2018, consisted of its equity investment of $18.2 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2018	2017
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividend received	(1,100)	(1,100)
Total equity investment in investee	$18,172	$18,172

CLECO
CLECO POWER	2018 FORM 10-K

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2018	2017
Oxbow’s net assets/liabilities	$36,345	$36,345
Cleco Power’s 50% equity	$18,172	$18,172
Cleco Power’s maximum exposure to loss	$18,172	$18,172

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2018	2017
Current assets	$4,128	$2,318
Property, plant, and equipment, net	25,186	25,656
Other assets	9,405	10,186
Total assets	$38,719	$38,160
Current liabilities	$2,374	$1,815
Partners’ capital	36,345	36,345
Total liabilities and partners’ capital	$38,719	$38,160

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2016
Operating revenue	$6,992	$4,189	$5,459
Operating expenses	6,992	4,189	5,459
Income before taxes	$—	$—	$—

DHLC mines lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station.
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 15 — Operating Leases
Cleco maintains operating leases in its ordinary course of business activities. For the years ended December 31, 2018, 2017, and 2016, operating lease expense of $6.6 million, $9.9 million, and $9.0 million, respectively, was recognized. The following table is a summary of expected operating lease payments for Cleco and Cleco Power:

(THOUSANDS)	CLECO HOLDINGS	CLECO POWER	TOTAL
Year ending Dec. 31,
2019	$120	$4,030	$4,150
2020	—	3,890	3,890
2021	—	2,789	2,789
2022	—	1,239	1,239
2023	—	1,214	1,214
Thereafter	—	7,235	7,235
Total operating lease payments	$120	$20,397	$20,517

Cleco Power leases utility systems from two municipalities and one non-municipal public body. The first municipal lease has a term of 10 years and expires on August 11, 2021. The second municipal lease has a term of 10 years and expires on May 13, 2028. The non-municipal lease has a term of 27 years and expires on July 31, 2039. Each utility system lease contains provisions for extensions.

Cleco Power has leases for 200 railcars for coal transportation. One lease for 115 railcars expires on March 31, 2021. One lease for 85 railcars expires on March 31, 2020. Cleco Power pays a monthly rental fee per car. The railcar leases do not contain contingent rent payments.
From September 2017 until April 2, 2018, Cleco Power had an operating lease that automatically renewed on a month-to-month basis for use of 42 barges and three towboats to transport petroleum coke and limestone to Madison Unit 3. On April 2, 2018, Cleco Power entered into new agreements for the use of the barges and towboats that expire in March 2033. The new agreement for the barges meets the accounting definition of a capital lease and the new agreement for the towboats meets the accounting definition of an operating lease. Cleco Power pays a fixed amount for the towboats that is adjusted annually. For more information about the capital lease, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments — Fuel Transportation Agreement.”
Cleco and Cleco Power’s remaining leases provide for office and operating facilities, office equipment, and tower rentals.

Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

2016 Merger
In connection with the 2016 Merger,four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally alleged, among other things, that the members of the Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the 2016 Merger at a price that allegedly undervalued Cleco, and failing to disclose material information about the 2016 Merger. The petitions also alleged that Cleco Partners, Cleco Corporation, Merger Sub, and in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses.
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

CLECO
CLECO POWER	2018 FORM 10-K

Preliminary and Permanent Injunction (the Consolidated Amended Petition). The consolidated action names Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Amended Petition alleges, among other things, that Cleco Corporation’s directors breached their fiduciary duties to Cleco’s shareholders and grossly mismanaged Cleco by approving the 2016 Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized, engaging in self-dealing by ignoring conflicts of interest, and failing to disclose material information about the 2016 Merger. The Consolidated Amended Petition further alleges that all defendants conspired to commit the breaches of fiduciary duty. Cleco believes that the allegations of the Consolidated Amended Petition are without merit and that it has substantial meritorious defenses to the claims set forth in the Consolidated Amended Petition.
The three actions filed in the Civil District Court for Orleans Parish are captioned as follows:

•	Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),

•	Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and

•	Cashen v. Cleco Corporation, No. 2014-11236 (filed November 21, 2014).

Both the Butler and Cashen actions name Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, BCI, and John Hancock Financial as defendants. The Creative Life Services action names Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, and Macquarie Infrastructure Partners III, L.P., as defendants. In December 2014, the plaintiff in the Butler action filed an Amended Class Action Petition for Damages. Each petition alleges, among other things, that members of Cleco Corporation’s Board of Directors breached their fiduciary duties to Cleco’s shareholders by approving the Merger Agreement because it allegedly does not value Cleco adequately, failing to structure a process through which shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also allege that the directors breached their fiduciary duties by failing to disclose material information about the 2016 Merger. Each petition further alleged that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. In December 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. In December 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. In January 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. In February 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish.
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
In March 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction. In May 2016, the plaintiffs filed their Fourth Verified Consolidated Amended Class Action Petition. This petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held in September 2016. In September 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case in September 2017. On December 13, 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions. On November 2, 2018, Cleco filed exceptions of no cause of action and res judicata, seeking to dismiss all claims. The District Court denied the exceptions on January 14, 2019.

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

CLECO
CLECO POWER	2018 FORM 10-K

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

Dispute with Saulsbury Industries
In October 2018, Cleco Power sued Saulsbury Industries, Inc., the former general contractor for the St. Mary Clean Energy Center project, seeking damages for Saulsbury Industries, Inc.’s failure to complete the St. Mary Clean Energy Center project on time and for costs incurred by Cleco Power in hiring a replacement general contractor. The action was filed in the 9th Judicial District Court for Rapides Parish, No. 263339. Saulsbury Industries, Inc. has not filed responsive pleadings in the case.
In January 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC, No. 6:19-CV-00007, U.S. District Court for the Western District of Louisiana. Saulsbury Industries, Inc. alleges that Cleco Power and Cabot Corporation caused the delays in the St. Mary Clean Energy Center project, resulting in significant impact to Saulsbury Industries, Inc.’s direct and indirect costs. Cleco Power has not filed responsive pleadings in the case.

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997 in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On March 13, 2018, Cleco Power received notice of an FAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017. The total amount of fuel expense subject to audit is $536.2 million. On August 31, 2018, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. The report is expected to be approved by the LPSC in the first quarter of 2019. Cleco Power currently has FAC filings for January 2018 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition or cash flow of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On May 22, 2018, Cleco Power received notice of an EAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017, and Cleco Power has responded to

CLECO
CLECO POWER	2018 FORM 10-K

several sets of data requests. The total amount of environmental expense included in this audit was $30.7 million. Periods subsequent to December 31, 2017, are also subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowance cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the result of operations, financial condition, or cash flows of the Registrants.
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

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through Attachment O of the MISO tariff and certain grandfathered agreements. These rates are subject to periodic audits by FERC. On March 13, 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, to the present. Cleco Power has responded to several sets of data requests. Management is unable to determine the outcome or timing of the audit.

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
The second complaint, filed February 2015, was for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket recommending a 9.70% base ROE. On November 15, 2018, the ALJ ordered supplemental briefs and additional written evidence due to new ROE calculation methodologies pursuant to Emera Maine v. FERC. Cleco Power is unable to determine when a binding FERC order will be issued on the second ROE complaint.
In November 2014, the MISO transmission owners committee, in which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
As of December 31, 2018, Cleco Power had $1.9 million accrued for potential reductions to the ROE. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2018, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $4.8 million and has accrued this amount.

Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require the Registrants to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees.
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

CLECO
CLECO POWER	2018 FORM 10-K

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $91.4 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Long-Term Purchase Obligations
Cleco Holdings had no unconditional long-term purchase obligations at December 31, 2018. Cleco Power has several unconditional long-term purchase obligations primarily related to the purchase of petroleum coke, limestone, energy delivery facilities, information technology outsourcing, natural gas storage, network monitoring, and software maintenance. The aggregate amount of payments required under such obligations at December 31, 2018, is as follows:

FUTURE PAYMENTS UNDER LONG-TERM PURCHASE OBLIGATIONS	(THOUSANDS)
For the year ending Dec. 31,
2019	$40,980
2020	24,092
2021	17,695
2022	4,620
2023	4,646
Thereafter	16,442
Total long-term purchase obligations	$108,475

Payments under these agreements for the years ended December 31, 2018, 2017, and 2016 were $70.5 million, $47.0 million, and $72.9 million, respectively.

Other Commitments

NMTC Fund
In 2008, Cleco Holdings and the USBCDC formed the NMTC Fund. Cleco Holdings has a 99.9% membership interest in the NMTC Fund and USBCDC has a 0.1% interest. The purpose of the NMTC Fund was to invest in projects located in qualified active low-income communities that are underserved by typical debt capital markets. These investments were designed to generate NMTCs and Historical Rehabilitation tax credits. The NMTC Fund was later amended to include renewable energy investments. The majority of the energy investments qualified for grants under Section 1603 of the ARRA. The tax benefits received from the NMTC Fund reduced the federal income tax obligations of Cleco Holdings. In total, Cleco Holdings contributed $285.5 million of equity contributions to the NMTC Fund and received $303.8 million in the form of tax credits, tax losses, capital gains/losses, earnings, and cash over the 10-year life of the investment. The difference between equity contributions and total benefits received were recognized over the life of the NMTC Fund as net tax benefits were delivered. As of December 31, 2018, the NMTC Fund filed its final income tax return and in January 2019, Cleco Holdings received the final $1.6 million of cash receipts from the NMTC Fund. Effective January 25, 2019, the NMTC Fund was dissolved.

Fuel Transportation Agreement
In 2012, Cleco Power entered into an amended agreement with Savage Services for 42 dedicated barges used to transport petroleum met the accounting definition of a capital lease until its expiration on August 31, 2017. From September 2017 until April 2, 2018, Cleco Power had an operating lease that automatically renewed on a month-to-month basis for use of the 42 barges. On April 2, 2018, Cleco Power loaned Savage Inland Marine $16.8 million to purchase the barges. Also on April 2, 2018, Cleco Power entered into a new agreement with Savage Inland Marine for continued use of the 42 barges through March 2033. The new agreement meets the accounting definition of a capital lease.
Under the 2018 agreement, the barge lease rate contains both fixed and variable components, of which the latter was adjusted every third anniversary of the new agreement for estimated executory costs. If the barges are idle, the lessor is required to attempt to sublease the barges to third parties, with the revenue reducing Cleco Power’s lease payment.
During the year ended December 31, 2018, Cleco Power paid $2.0 million in capital lease payments and received $0.5 million in revenue from subleases. During the years ended December 31, 2017, and 2016, Cleco Power paid $2.5 million and $3.7 million, respectively, in capital lease payments and received $0.3 million and less than $0.1 million, respectively, in revenue from subleases.
This agreement contains a provision for early termination upon the occurrence of any one of four cancellation events.
The following is an analysis of leased property under capital leases by major classes:

	AT DEC. 31,
CLASSES OF PROPERTY (THOUSANDS)	2018	2017
Barges	$16,800	$—
Less: accumulated amortization	840	—
Capital lease assets, net	$15,960	$—

CLECO
CLECO POWER	2018 FORM 10-K

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2018:

(THOUSANDS)
Years ending Dec. 31,
2019	$2,611
2020	2,611
2021	2,611
2022	2,611
2023	2,611
Thereafter	23,655
Total minimum lease payments	36,710
Less: executory costs	5,817
Net minimum lease payments	30,893
Less: amount representing interest	14,475
Present value of net minimum lease payments	$16,418
Current liabilities	$557
Non-current liabilities	$15,861

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs. For more information on AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs” and Note 5 — “Regulatory Assets and Liabilities — AROs.”

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

Note 17 — Affiliate Transactions

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
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2018, 2017, and 2016.
At December 31, 2018, Cleco Holdings had no accounts receivable due from Cleco Group. At December 31, 2017, Cleco Holdings had accounts receivable of $0.6 million due from Cleco Group in relation to merger costs paid on behalf of Cleco Group. At December 31, 2018, and 2017, Cleco Holdings had no accounts payable due to Cleco Group.
During the years ended December 31, 2018, and 2017, Cleco Holdings made $71.4 million, and $84.1 million, respectively, of distribution payments to Cleco Group.
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
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2016
Support Group
Other operations and maintenance	$56,669	$50,572	$48,371
Taxes other than income taxes	$6	$(13)	$10
Other expense	$290	$255	$106
Cleco Holdings
Other expense	$1,007	$361	$—

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.

CLECO
CLECO POWER	2018 FORM 10-K

The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2016
Affiliate revenue
Support Group	$874	$851	$884
Total affiliate revenue	$874	$851	$884
Other income
Cleco Holdings	$1,092	$494	$19
Other(1)	$—	$—	$12
Total other income	$1,092	$494	$31
Total	$1,966	$1,345	$915
(1) Represents Attala and Perryville in 2016.

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31,
	2018		2017
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$699	$88	$743	$113
Support Group	2,619	7,755	608	8,582
Other(1)	—	—	4	2
Total	$3,318	$7,843	$1,355	$8,697
(1) Represents Attala and Perryville.

During 2018, 2017, and 2016, Cleco Power made $121.4 million, $135.0 million, and $110.0 million of distribution payments to Cleco Holdings, respectively. Cleco Power received no equity contributions from Cleco Holdings in 2018 and 2017. During 2016, Cleco Power received equity contributions from Cleco Holdings of $50.0 million cash.
Cleco Power is the pension plan sponsor and the related trust holds the assets. The net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco Power’s affiliates is transferred with a like amount of assets to Cleco Power monthly. The following table shows the expense of the pension plan related to Cleco Power’s affiliates for the years ended 2018 and 2017:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017
Support Group	$1,963	$1,812

Note 18 — Intangible Assets and Goodwill
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but could have a life of up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. At the date of the 2016 Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed on the date of the 2016 Merger.

As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. The intangible assets related to the power supply agreements are amortized over the remaining life of each applicable contract ranging between 4 years and 16 years.
The following tables present Cleco and Cleco Power’s
amortization of intangible assets:

Cleco
	FOR THE YEAR ENDED DEC. 31,
	SUCCESSOR			PREDECESSOR
(THOUSANDS)	2018	2017	2016	Jan. 1, 2016 - Apr. 12, 2016
Cleco Katrina/Rita right to bill and collect storm recovery charges	$20,608	$16,772	$12,121	$4,369
Trade name	255	255	183	—
Power supply agreements	9,680	10,757	7,482	—
Total amortization of intangible assets	$30,543	$27,784	$19,786	$4,369
No impairments for intangibles in the table above for 2018, 2017, and 2016.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2018	2017	2016
Cleco Katrina/Rita right to bill and collect storm recovery charges	$20,608	$16,772	$16,490

The following tables summarize the balances for intangible assets subject to amortization for Cleco and Cleco Power as of December 31, 2018, and 2017:

Cleco
	AT DEC. 31,
(THOUSANDS)	2018	2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Power supply agreements	85,104	85,104
Trade name	5,100	5,100
Gross carrying amount	160,798	160,798
Accumulated amortization	(76,491)	(45,948)
Net intangible assets subject to amortization	$84,307	$114,850

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2018	2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(156,444)	(135,836)
Net intangible assets subject to amortization	$21,093	$41,701

CLECO
CLECO POWER	2018 FORM 10-K

The following table summarizes the amortization expense related to intangible assets expected to be recognized in Cleco’s Consolidated Statements of Income:

Cleco
EXPECTED AMORTIZATION EXPENSE	(THOUSANDS)
For the year ending Dec. 31,
2019	$29,414
2020	$11,549
2021	$9,935
2022	$9,935
2023	$9,935
Thereafter	$13,539

Cleco Power expects to recognize $19.5 million and $1.6 million of amortization expense related to intangible assets on its Consolidated Statement of Income in the years 2019 and 2020, respectively.

Goodwill
On April 13, 2016, in connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion. Management assigned goodwill to Cleco’s reportable segment, Cleco Power. Goodwill is required to be tested for impairment at the reporting segment level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying value. Application of the goodwill impairment test requires significant judgments, including the identification of reporting segments, assignments of assets and liabilities to reporting segments, assignment of goodwill to reporting segments, and the determination of the fair value of the reporting segments. Management has determined that Cleco Power is Cleco’s only reporting segment.
Cleco conducted its 2018 annual impairment test using an August 1, 2018, measurement date. The fair value of Cleco’s reporting segment, Cleco Power, was estimated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows, long-term rate of growth, the selection of comparable companies, and weighted-average cost of capital (WACC) or discount rate. Changes in these assumptions could materially affect the determination of fair value and goodwill impairment at Cleco Power. Based on the tests performed, management has determined that there was no impairment of Cleco Power’s goodwill for 2018.
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
For more information about the 2016 Merger related adjustments, see Note 4 — “Business Combinations.”

Note 19 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

CLECO
CLECO POWER	2018 FORM 10-K

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
PREDECESSOR
Balances, Dec. 31, 2015	$(20,857)	$(5,728)	$(26,585)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	587	—	587
Reclassification of net loss to interest charges	—	60	60
Balances, Apr. 12, 2016	$(20,270)	$(5,668)	$(25,938)
SUCCESSOR(1)
Balances, Apr. 13, 2016	$—	$—	$—
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	2,304		2,304
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net gain	(804)	—	(804)
Balances, Dec. 31, 2016	$1,500	$—	$1,500
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(3,898)	—	(3,898)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net gain	(523)	—	(523)
Balances, Dec. 31, 2017	$(2,921)	$—	$(2,921)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	3,681	—	3,681
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	1,615	—	1,615
Reclassification of effect of tax rate change	(589)	—	(589)
Balances, Dec. 31, 2018	$1,786	$—	$1,786
(1)As a result of the 2016 Merger, AOCI was reduced to zero on April 13, 2016, as required by acquisition accounting.

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2015	$(11,364)	$(5,728)	$(17,092)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	3,913	—	3,913
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net gain	(454)	—	(454)
Reclassification of net loss to interest charges	—	211	211
Balances, Dec. 31, 2016	$(7,905)	$(5,517)	$(13,422)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(948)	—	(948)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	476	—	476
Reclassification of net loss to interest charges	—	211	211
Balances, Dec. 31, 2017	$(8,377)	$(5,306)	$(13,683)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	954	—	954
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,789	—	1,789
Reclassification of net loss to interest charges	—	254	254
Reclassification of effect of tax rate change	(1,426)	(1,070)	(2,496)
Balances, Dec. 31, 2018	$(7,060)	$(6,122)	$(13,182)

CLECO
CLECO POWER	2018 FORM 10-K

Note 20 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2018 and 2017 is shown in the following tables:

				2018
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$276,760	$299,261	$358,256	$296,767
Operating income	$44,734	$63,709	$86,110	$50,004
Net income	$10,861	$25,839	$47,360	$10,377
Distributions to member	$19,500	$20,400	$20,600	$10,850

				2017
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$250,501	$308,661	$338,499	$277,985
Operating income	$41,462	$73,270	$97,790	$52,702
Net income	$6,292	$25,444	$45,304	$61,040
Distributions to member	$28,955	$26,700	$28,300	$110

Cleco Power
Quarterly information for Cleco Power for 2018 and 2017 is shown in the following tables:

				2018
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$279,387	$301,901	$360,899	$299,409
Operating income	$50,521	$72,602	$96,063	$59,786
Net income	$26,004	$43,020	$63,336	$29,897
Distributions to member	$28,000	$43,000	$50,400	$—

				2017
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$253,703	$310,787	$340,614	$280,093
Operating income	$46,424	$76,667	$101,357	$60,798
Net income	$17,854	$35,733	$54,852	$42,299
Distributions to member	$35,000	$25,000	$15,000	$60,000

Note 21 — Cleco Cajun Transaction
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in NRG South Central, which indirectly owns:

i.	a 176-MW natural-gas-fired generating station located in Sterlington, Louisiana,

ii.	a 220-MW natural-gas-fired facility and a 210-MW natural-gas-fired peaking facility both located in Jarreau, Louisiana,

iii.	a 580-MW coal-fired generating facility, a 540-MW natural-gas-fired generating station, and 58% of a 588-MW coal-fired generating station all located in New Roads, Louisiana,

iv.	225-MW of a 300-MW natural-gas-fired peaking facility located in Jennings, Louisiana,

v.	a 1,263-MW natural-gas-fired generating station located in Deweyville, Texas (the Cottonwood Plant),

vi.	wholesale contracts to provide electricity and capacity to nine Louisiana cooperatives, five municipalities across Arkansas, Louisiana, and Texas, and one investor-owned utility,

vii.	transmission assets, which consist of equipment and land required to connect the generation stations and the wholesale customers to the transmission grid, and

viii.	current assets consisting of cash, inventory, receivables, and other miscellaneous assets.

Cleco Cajun, NRG Energy, and NRG South Central have each made customary representations, warranties and covenants in the Cleco Cajun Transaction, which includes customary indemnification provisions. Cleco Holdings has agreed to guarantee the obligations of Cleco Cajun, subject to certain limitations. In addition, upon closing, a lease agreement was executed and delivered between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it no later than May 2025. Upon closing, Cottonwood Energy became a subsidiary of Cleco Cajun.
As consideration for all of the outstanding membership interest in NRG South Central, Cleco paid cash of approximately $962.2 million, which represents the $1.0 billion acquisition price net of working capital adjustments of $37.8 million. In addition, Cleco assumed liabilities consisting of asset retirement obligations connected with the coal fueled generation stations and current liabilities, such as accounts payable.
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings issued $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to the Company’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction. Also in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million. All other terms remained the same. Also in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
The remaining cash required to finance the transaction consisted of an equity contribution from Cleco Group of $384.9 million and $102.3 million from cash on hand at Cleco Holdings.
In connection with the Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on the Cleco Holdings’ credit facility.
Because the initial accounting for the transaction is not complete, Cleco is unable to disclose the valuation and determination of the fair value of assets and liabilities acquired. Cleco expects the final valuation and purchase price allocation, including finalization of acquired liabilities, to be completed within one year of the date of acquisition as required by accounting guidance.

CLECO
CLECO POWER	2018 FORM 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2018. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting. In fiscal year 2019, the Registrants plan to implement a new enterprise business application. Implementation of this system is expected to necessitate changes in policies and procedures and the related internal controls and the Registrants’ method of application.

Management’s Reports on Internal Control Over Financial Reporting
The management of Cleco Holdings and Cleco Power is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Cleco Holdings and Cleco Power’s internal control over financial reporting is a process designed by, or under the supervision of, each of Cleco Holdings and Cleco Power’s principal executive and financial officers and effected by Cleco Holdings and Cleco Power’s board of managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.
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
The management of Cleco Holdings and Cleco Power, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Cleco Holdings and Cleco Power’s respective internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, the management of Cleco Holdings and Cleco Power concluded that, as of December 31, 2018, the Registrants’ internal control over financial reporting was effective.

Certifications
The certifications of the Registrants’ CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION
None

CLECO
CLECO POWER	2018 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Boards of Managers of Cleco
As of February 26, 2019, the Board of Managers of Cleco Holdings is comprised of 12 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 13 managers, including the same 12 managers that comprise the Board of Managers of Cleco Holdings, plus one additional manager, Melissa Stark. The Board of Managers of Cleco Holdings and the Board of Managers of Cleco Power are collectively referred to below as “the Boards.” The managers’ ages, dates of election, employment history, and committee assignments as of February 26, 2019, are also set forth below. Each of Ms. Scott and Messrs. Gallot, Gilchrist, and Wainer serve pursuant to one-year agreements which are considered for renewal annually by the Boards. Mr. Fontenot serves by virtue of his position as the CEO, and the other managers are designated for membership by BCI, John Hancock, or MIRA.

Andrew Chapman joined MIRA in 2006 and currently acts as Head of Asset Management for Macquarie Infrastructure Partners I, II and III and Asset Director for utility company Puget Energy (Puget). Mr. Chapman is 63 years old and became a member of the Boards in 2016. He is the chair of the Business Planning and Budget Review Committee and a member of the Leadership Development and Compensation Committee, the Governance and Public Affairs Committee and the Audit Committee. Mr. Chapman serves on the board of Puget.
Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining MIRA in 2006.
Mr. Chapman earned his Masters of Business Administration from the Yale School of Management.

Richard Dinneny is the Senior Portfolio Manager, Infrastructure and Renewable Resources for BCI, where he has responsibility for all aspects of investing in infrastructure transactions. He is 56 years old and became a member of the Boards in 2016. Mr. Dinneny is the chair of the Audit Committee and a member of the Business Planning and Budget Review Committee. Mr. Dinneny has reviewed and completed a number of infrastructure and utility investments. He currently serves as a director of Vier Gas Services GmbH & Co. KG, Essen, the owner of Open Grid Europe (GmbH), and an alternate director on the board of Puget.
Mr. Dinneny earned his Masters of Business Administration from York University in Toronto and was awarded the Chartered Financial Analyst designation in 1998.

William “Bill” Fontenot serves as CEO of Cleco Holdings and Cleco Power. Mr. Fontenot is 56 years old and was appointed to the Boards in 2018. He is a member of the Asset Management Committee, the Business Planning and Budget Review Committee, and the Governance and Public Affairs

Committee. During Mr. Fontenot’s 30 years of service, he managed the development and restructuring efforts of generation projects valued at over $900.0 million, as well as led the development and construction of the $1.0 billion power plant, Madison Unit 3. His previous background was in marketing and the development of merchant power businesses.
Mr. Fontenot serves on the boards of the Council for a Better Louisiana, Association of Edison Illuminating Companies, Southeastern Electric Exchange, and the Central Louisiana Community Foundation. He is a member of the Association of Edison Illuminating Companies Power Generation Committee, Central Louisiana Manufacturing Managers Council, St. Rita Catholic Church, and the Knights of Columbus.
Mr. Fontenot holds a B.S. degree in electrical engineering from Louisiana State University.

Richard “Rick” Gallot, Jr. is the President of Grambling State University. He is 52 years old and became a member of the Boards in 2016. Mr. Gallot is a member of the Leadership Development and Compensation Committee and the Governance and Public Affairs Committee.
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
Mr. Gallot obtained his Juris Doctorate from Southern University School of Law.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-based infrastructure contractor specializing in road and bridge construction. He is 59 years old and became a member of the Boards in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.
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

Gerald Hanrahan is a Senior Industry Advisor to the Power and Infrastructure Team at John Hancock. The Power and Infrastructure Team is responsible for transactions in public

CLECO
CLECO POWER	2018 FORM 10-K

utility, independent power project and infrastructure financing areas for John Hancock and manages a portfolio of over $21 billion in assets spanning over 300 individual investments. He is 59 years old and became a member of the Boards in 2018. Mr. Hanrahan is the Chair of the Asset Management Committee.
Mr. Hanrahan joined John Hancock as a director in 2001, served as managing director from 2003 to 2011, and served as Team Leader - Vice President from 2011 until 2016. He has worked in the financing area of the power industry since 1990. Before joining John Hancock, Mr. Hanrahan worked for four years in the Boston and London offices of InterGen, where he coordinated all financing activities on $2.7 billion in power projects in Turkey, Colombia and Egypt. Before that, he spent nine years in the structured finance and financial advisory divisions of Bank of Tokyo Capital Corporation in Boston.
Mr. Hanrahan holds an MBA from Babson College and a B.S. from Northeastern University.

Christopher Leslie is Executive Chairman of MIRA Americas. Prior to taking that role in July 2016, Mr. Leslie was the CEO of Macquarie Infrastructure Partners Inc., the manager of MIRA’s U.S.-based private infrastructure funds, Macquarie Infrastructure Partners I, II and III, which collectively manage more than $7 billion in U.S. and Canadian infrastructure investments. Mr. Leslie is 54 years old and became a member of the Boards in 2016. He is the Chair of the Leadership Development and Compensation Committee.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Jon Perry is a Senior Principal within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing and managing infrastructure investments. He is 42 years old and became a member of the Boards in 2018. Mr. Perry is a member of the Asset Management Committee.
Mr. Perry serves on the board of Noverco Inc., an investment holding company, which through its subsidiaries, distributes natural gas. Noverco also offers power generation, gas storage, and marketing services. He has over 10 years of experience in the utility and energy sectors. Prior to working with BCI, he held positions as Manager, Mergers and Acquisitions at TransAlta, a leading Canadian independent power producer and Manager, Regulatory and Financial Reporting at FortisAlberta, a regulated distribution utility. Before then, Mr. Perry held financial and investor relations positions in Canadian junior and mid-cap oil and gas companies.
Mr. Perry holds a Bachelor of Medical Laboratory Sciences from University of British Columbia. He is also a Chartered Accountant in the Province of Alberta and is a Chartered Financial Analyst charter holder.

Aaron Rubin is a Managing Director at MIRA, where he is responsible for MIRA’s North American power and utilities investment team. He is 41 years old and became a member of the Boards in 2018. Mr. Rubin is a member of the Business Planning and Budget Review Committee.

Since joining MIRA in 2008, Mr. Rubin has had extensive responsibility for investment origination and execution as well as for management of portfolio investments. He has also served as the CEO of the Moscow-based Macquarie Russia & CIS Infrastructure Fund, and has been a director of a number of MIRA portfolio companies in the energy, transportation, and communications sectors. Mr. Rubin is currently a director of Lordstown Energy Center, a 940 MW gas-fired power plant construction project in Ohio. Prior to joining MIRA, Mr. Rubin was a Vice President in JPMorgan’s North American mergers and acquisitions team.
Mr. Rubin holds a Bachelor of Commerce and a Bachelor of Laws degree from the University of Queensland.

Peggy Scott currently serves as the Chair of the Boards. She served as Chairperson and Interim CEO of Cleco Holdings from February 9, 2017, through December 31, 2017. She also serves on Cleco’s Audit Committee and Governance and Public Affairs Committee. Presently, Ms. Scott advises diverse industries, including healthcare and technology. She is 67 years old and became a member of the Boards in 2016.
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

Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC, which she established in 2003 to provide independent directors and officers for special purpose entities. She is 56 years old and was appointed in 2016 as a special independent manager of Cleco Power, whose sole purpose is to vote on any bankruptcy-related matters, as specified in Cleco Power’s Second Amended and Restated Operating Agreement. From 2001 to 2017, Ms. Stark concurrently served as a principal and co-founder of Water Tower Capital, LLC, a Chicago based investment advisory firm. From 1994 to 1996 she was Vice President - Fixed Income Research at Duff & Phelps (now known as Fitch) where she covered high yield bonds in the retail industry. She served as Vice President - Special Investments at PPM America, Inc. from 1991 to 1994.
Ms. Stark holds a Masters of Business Administration in Finance from New York University Stern School of Business.

Steven Turner is a Portfolio Manager within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing, and managing infrastructure investments. He is 46 years old and became a member of the Boards in 2016. Mr. Turner is the Chair of the Governance and Public Affairs Committee and a member of

CLECO
CLECO POWER	2018 FORM 10-K

the Business Planning and Budget Review Committee and the Leadership Development and Compensation Committee.
Mr. Turner serves on the board of Corix Infrastructure Inc., a privately-held waste/wastewater and utility holding company based in Vancouver, British Columbia. He is also a past director of Macquarie Utilities Inc. and Aquarion Water Company (Aquarion), the parent companies to a suite of New England-based water utilities.
Mr. Turner has over 11 years of experience in equity capital markets. Prior to joining BCI, he held positions as an Associate with Ventures West Management, a leading Canadian venture capital firm and as an Associate Equity Analyst with Raymond James Ltd., a full service brokerage firm.
Mr. Turner has a B.S. in Environmental Engineering from Montana Tech of the University of Montana and holds a Masters of Business Administration from the University of Victoria. He is also a registered Professional Engineer in the Province of British Columbia, a Chartered Financial Analyst charter holder and holds the ICD.D designation.

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana’s Northshore and in New Orleans. He is 59 years old and became a member of the Boards in 2016. Mr. Wainer is a member of the Business Planning and Budget Review Committee, the Asset Management Committee, and the Governance and Public Affairs Committee. He is the developer of some of the most successful commercial developments in the New Orleans area and past chairman of the Northshore Business Council. His business affiliations include partner at Wainer Brothers, All State Financial Company and Circle West Trailer Park Company; president of Quality Properties, Inc., Regent Lands, Inc., Flowers, Inc., Upside Down Cajun Brands, Inc., Louisiana Properties, Inc., Tamco, Inc., Riverhill, Inc., Metro Credit Services, Inc. and Pan American Investors, Inc., and manager of Advance Mortgage Company, LLC.
Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of February 26, 2019, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Holdings Cleco Power

President and Chief Executive Officer since January 2018.

Chief Executive Officer since February 2019; President and Chief Executive Officer from January 2018 to February 2019; Interim Chief Executive Officer from February 2017 to December 2017; Chief Operating Officer from April 2016 to February 2017; Senior Vice President - Utility Operations from March 2012 to April 2016.
(Age 56; 32 years of service)

Kazi K. Hasan Cleco Holdings Cleco Power

Chief Financial Officer since October 2018; Chief Risk Officer, AES Corporation from late 2014 to May 2018; Chief Financial Officer, AES Corporation Asia from late 2012 to late 2014.
(Age 48; <1 year of service)

Julia E. Callis Cleco Holdings Cleco Power	Chief Compliance Officer and General Counsel since April 2016; Associate General Counsel and Corporate Secretary from November 2011 to April 2016. (Age 50; 11 years of service)
Anthony L. Bunting Cleco Holdings Cleco Power

Chief Transformation Officer since February 2019; Chief Administrative Officer from April 2016 to February 2019; Vice President - Transmission & Distribution Operations from March 2012 to April 2016.
(Age 59; 27 years of service)

F. Tonita Laprarie Cleco Holdings Cleco Power

Controller & Chief Accounting Officer since July 2016; General Manager Audit & Risk from March 2014 to July 2016; Manager Accounting Services from December 2007 to March 2014.
(Age 54; 18 years of service)

Robert R. LaBorde, Jr. Cleco Holdings Cleco Power

Chief Operations Officer since February 2019; Vice President Generation Operations & Environmental Services from April 2016 to February 2019.

Vice President - Generation Operations from November 2012 to April 2016.
(Age 51; 27 years of service)

Kristin L. Guillory Cleco Holdings Cleco Power

Treasurer since February 2018; General Manager Finance and Assistant Treasurer from May 2016 to February 2018; Manager Finance, Risk and Analytics & Assistant Treasurer from December 2013 to May 2016.
(Age 36; 14 years of service)

Normanique G. Preston Cleco Holdings Cleco Power

Vice President - Human Resources since September 2018; Vice President - Human Resources, Dynegy, Inc. from November 2015 to June 2018; Managing Director, Human Resources, Consulting, Services, and Labor Relations, Dynegy, Inc. from March 2013 to November 2015.
(Age 52; <1 year of service)

Dean C. Sikes Cleco Holdings Cleco Power	Vice President Engineering, Construction & Project Management since April 2016; General Manager Generation Engineering & Construction from March 2013 to April 2016. (Age 55; 31 years of service)

CLECO
CLECO POWER	2018 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Gregory A. Coco Cleco Holdings Cleco Power	Vice President Transmission & Distribution Operations since April 2016; General Manager Brame Energy Center from March 2013 to April 2016. (Age 59; 37 years of service)
Joel M. Prevost Cleco Holdings Cleco Power	Vice President Asset Management since April 2016; General Manager T&D Engineering & Construction from March 2012 to April 2016. (Age 58; 37 years of service)
J. Robert Cleghorn Cleco Holdings Cleco Power	Vice President Regulatory Strategy since April 2016; General Manager Regulatory Strategy & Planning from March 2012 to April 2016. (Age 60; 31 years of service)
Justin S. Hilton Cleco Power Cleco Holdings Cleco Power	President since February 2019. Vice President MISO Operations from April 2016 to February 2019; General Manager Transmission Strategy from March 2012 to April 2016. (Age 49; 29 years of service)
Shirley J. Turner Cleco Holdings Cleco Power	Vice President Customer Experience since April 2016; General Manager Customer Experience Management from March 2012 to April 2016. (Age 65; 43 years of service)
Marty A. Smith Cleco Holdings Cleco Power

Vice President - Marketing North since January 2017; General Manager Corporate Safety from April 2016 to January 2017; General Manager Distribution Engineering & Real Estate from February 2013 to April 2016.
(Age 57; 27 years of service)

Eric A. Schouest Cleco Cajun Cleco Holdings Cleco Power

President since February 2019; Interim President from May 2018 to February 2019.

Vice President - Governmental Affairs from March 2018 to May 2018; Vice President - Marketing South from August 2016 to March 2018; General Manager Governmental Affairs/Regulatory Sales from February 2013 to August 2016.
(Age 53; 17 years of service)

Robert E. Adrian Cleco Cajun	Chief Operating Officer since November 2018; CEO, eServices, LLC from January 2012 to November 2018. (Age 59; <1 year of service)

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

CLECO
CLECO POWER	2018 FORM 10-K

response should be made to the person sending the communication, unless the communication was made anonymously.

ITEM 11. EXECUTIVE COMPENSATION

Leadership Development and Compensation Committee Interlocks and Insider Participation
The members of the Leadership Development and Compensation Committee (Committee) of the Boards who served during 2018 are named in the Report of the Leadership Development and Compensation Committee. No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2018, were formerly Company officers or had any relationship otherwise requiring disclosure.

Compensation Discussion and Analysis (CD&A)
This section provides information about the compensation program in place for the Company’s named executive officers who are included in the Summary Compensation Table. It includes a discussion and analysis of the overall objectives of our compensation program and each element of compensation the Company provides.

Executive Summary

2018 Business Highlights
In 2018, the Company performed well operationally and financially and initiated transformational strategic projects. Below are some of our accomplishments for the year:

•	Key Strategic Initiatives

◦
Entered into the Purchase and Sale Agreement with NRG Energy and NRG South Central in which Cleco Cajun agreed to acquire from NRG Energy all of the outstanding membership interest in NRG South Central

◦	Continued the $147.5 million START project which includes replacement of and improvement to Cleco’s enterprise business applications

◦	Implemented several key elements of the safety strategy focused on improving employee and contractor safety to build a stronger safety culture

◦	Continued capture of potential cost savings identified in the 2017 benchmarking opportunity assessment

•	Effective Utility Operations

◦	Effectively restored power following four storms with a total cost of $9.3 million

•	Key Capital Investments and Regulatory Outcomes

◦	Continuing construction on the St. Mary Clean Energy Center project, the Terrebonne to Bayou Vista Transmission project, and the Bayou Vista to Segura Transmission project

◦	Initiated construction on the Coughlin Pipeline project

◦	Initiated the DSMART project

Compensation Philosophy
The compensation principles and philosophy of the Committee are:

•	Executives should be rewarded on performance, and incentives should align interests between management and the Company;

•	Total remuneration (the sum of base salary, annual incentives, long-term incentives, and retirement benefits) should be aligned with the market median;

◦	Newly hired and/or promoted executives should be transitioned to median over time as they become more proficient in their roles;

•
The mix of fixed compensation (base salary and retirement benefits) and variable/at-risk compensation (annual incentive and long-term incentive) should align with market by emphasizing variable/at-risk compensation; and

•	The competitive market for an executive’s compensation will be based on comparable utilities and will not be adjusted for Cleco’s privately held status or location.

Compensation Program Elements
The Committee targets total compensation (made up of the elements described below) to be competitive with the median of the Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2018, we believe that we accomplished our philosophy through the following compensation and benefit components:

2018 Pay Element	Description
Base Salary	• Fixed pay element • Delivered in cash
Annual Cash Incentive (STIP)
• Performance-based annual incentive plan that pays out in cash
• EBITDA is primary measure for the named executive officers
• Additional metrics include safety, system reliability, customer service, generation fleet availability, and milestone measures

Long-Term Incentives	• Performance-based incentive paid in cash currently with a three-year cycle • Payout is contingent on ROE and EBITDA, each weighted at 50%
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

Executive Benefits	• Supplemental Executive Retirement Plan (closed to new participants in 2014) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel, and relocation assistance

CLECO
CLECO POWER	2018 FORM 10-K

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met five times during 2018, including three telephone meetings. Either the Chief Administrative Officer or the General Counsel and Chief Compliance Officer attended the Committee meetings on behalf of management but did not participate in the Committee’s executive sessions.
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

The Compensation Consultant
The Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2018 were reviewed by Pay Governance on behalf of the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

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

Evaluation and Design of the Compensation and Benefit Programs
The Committee believes that compensation and benefits for our executive officers who successfully enhance investors’ value should be competitive with the compensation and benefits offered by similar companies in our industry to attract and retain the high quality executive talent required by the Company. The Committee examines executive officers’ compensation against comparable positions using publicly available proxy data for a group of 14 industry peers (Peer Group) and utility industry survey data to help design and benchmark our executive officer compensation. This evaluation includes base salary, annual and long-term incentive plan targets, other potential awards, retirement benefits, and target total compensation. The Peer Group is used to track comparable performance of the long-term incentive plan. The combination of the Peer Group and the utility industry survey data is referred to as the “Comparator Group.”
Three companies were removed from the Peer Group in 2018: MGE Energy, Great Plains Energy Incorporated, and Westar Energy. Four companies were added to the Peer Group in 2018: Pinnacle West Capital Corporation, Alliant Energy Corporation, Vectren Corporation, and Hawaiian Electric Industries, Inc. The Committee will continue to evaluate the Peer Group annually as companies are often acquired, taken private, or grow at a rate that renders them inappropriate for comparison purposes. The Committee evaluates the Peer Group to ensure that peer companies are of similar scope in relation to revenues, assets, and employee count and have a good operational fit.

CLECO
CLECO POWER	2018 FORM 10-K

2018 Peer Group Companies
ALLETE, Inc.	Hawaiian Electric Industries, Inc.	Pinnacle West Capital Corporation
Alliant Energy Corporation	IDACORP, Inc.	PNM Resources, Inc.
Avista Corporation	NorthWestern Corporation	Portland General Electric Company
Black Hills Corporation	OGE Energy Corp.	Vectren Corporation
El Paso Electric Company	Otter Tail Corporation

In setting executive compensation levels in 2018, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

Decisions Made in 2018 with Regard to Each Compensation and Benefit Component

Base Salary
The Committee strives to set base salary levels for the executive officers as a group, including the named executive officers, at a level approximating +/-10% of the Comparator Group market median for total remuneration.
Base salaries for the named executive officers in 2018 are shown in the table below:

Name	2018 Base Salary	2018 % Change
Mr. Fontenot(1)	$575,000	34.8%
Mr. Hasan	$400,000	N/A
Ms. Callis	$270,000	5.6%
Mr. Bunting	$246,000	3.2%
Mr. LaBorde	$240,000	4.2%
Ms. Taylor	$257,500	2.9%
(1) Mr. Fontenot was promoted to CEO in January 2018.

Annual Cash Incentive
The Company maintains the STIP, an annual, performance-based cash incentive plan. The STIP applies to all regular, full-time employees, and it includes weighting for corporate and individual performance goals. The Committee targets STIP award opportunities for executive officers to approximate the median of the annual cash incentive target award of the Comparator Group. Payouts are capped at 200% of target.
The table below presents the target STIP opportunities for the named executive officers in 2018:

Name	Target as % of Base Salary
Mr. Fontenot	80%
Mr. Hasan(1)	50%
Ms. Callis	50%
Mr. Bunting	50%
Mr. LaBorde	50%
Ms. Taylor	50%
(1) Mr. Hasan will begin participation in the STIP in 2019.

The 2018 STIP award for the named executive officers was based on the corporate and individual performance measures described below. The 2018 corporate performance measures consisted of the six elements listed below (weighting):

•	Safety (10%)

•	Customer Satisfaction (10%)

•	System Average Interruption Duration Index or SAIDI (10%)

•	Equivalent Forced Outage Rate (demand) or EFORd (10%)

•	EBITDA (35%)

•	Milestone Measures (25%)

The Committee included Milestone Measures (Measures) in the 2018 STIP corporate metrics for the Executive Management Team (EMT) and other corporate officers weighted at 25%. These Measures were associated with progress milestones on key strategic corporate projects related to safety, the START project, and the Cleco Cajun Transaction. The Committee put the greatest emphasis on financial performance with EBITDA at 35%. In addition, to continually focus the executives and the entire organization on the importance of safety, customer satisfaction, system reliability, and generation fleet availability, 40% of the bonus opportunity was attributable to these operational measures.
Management recommended the STIP financial performance and other measures to the Committee. Based on the historical performance relative to target and the relative historical performance versus the Peer Group, the Committee reviews, revises as appropriate, and approves the STIP measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2018 STIP Award Levels

Metric # 1: Safety — For 2018, the Company included both the frequency of incidents represented by the Total Recordable Incident Rate (TRIR) and the severity of incidents represented by the Days Away, Restricted or Transferred (DART) rate for its safety measure. Each of these measures represents 5% of the overall STIP award for the corporate measures. The targets for both safety measures were based on the average rates of the companies in the Southeastern Electric Exchange, of which Cleco is a member, over the period 2016-2017.

SAFETY - TRIR MATRIX (5%)
Performance Level	% of TRIR Target Award Paid
At or below 0.655	0%
0.586 - 0.655	50%
0.515 - 0.585	100%
0.444 - 0.514	150%
Above 0.443	200%
2018 Result (0.941)	0%

CLECO
CLECO POWER	2018 FORM 10-K

SAFETY - DART MATRIX (5%)
Performance Level	% of DART Target Award Paid
Below 0.359	0%
0.301 - 0.359	50%
0.242 - 0.300	100%
0.183 - 0.241	150%
Above 0.182	200%
2018 Result (0.342)	50%

Metric # 2: Customer Satisfaction — The Company included Customer Satisfaction in its performance measures in 2018 using the JD Power South Midsize segment (JD Power study) for comparison. For the STIP metric, the Company used the 2017 performance of the JD Power study to set the target. In addition, the Company compared its overall performance against the other companies in the JD Power study and allowed a payout only if the Company’s performance improved more than that of the other companies in the JD Power study. This metric represents 10% of the overall STIP award for the corporate measures.

CUSTOMER SATISFACTION MATRIX (10%)
Performance Level	% of Customer Satisfaction Target Award Paid
Below 687	0%
687 - 705	50%
706 - 723	100%
724 - 735	150%
Above 736	200%
2018 Result (722)	100%

Metric # 3: SAIDI — SAIDI measures the average amount of time a customer’s service is interrupted during the year and is measured in hours per customer per year. The 2018 SAIDI goal was based on the Company’s long-term goal of consistent performance improvement. This metric represents 10% of the overall STIP award for the corporate measures.

SAIDI MATRIX (10%)
Performance Level	% of SAIDI Target Award Paid
Above 2.55	0%
2.45 to 2.55	50%
2.34 to 2.44	100%
2.23 to 2.33	150%
Below 2.22	200%
2018 Result (2.87)	0%

Metric # 4: EFORd — This metric represents the probability a generator will fail either completely or in part when its operation is required and is 10% of the overall STIP award for the corporate measures. The 2018 target was based on the Company’s weighted average performance over the three-year period 2015-2017.

EFORd MATRIX (10%)
Performance Level	% of EFORd Target Award Paid
Above 5.71%	0%
5.48% - 5.71%	50%
5.23% - 5.47%	100%
4.98% - 5.22%	150%
Below 4.97%	200%
2018 Result (7.58%)	0%

Metric # 5: EBITDA — The following EBITDA matrix was developed to determine performance and payout ranges related to EBITDA performance in 2018. This measure represents 60% of the overall STIP award for the corporate measures for non-EMT and 35% of the overall STIP award for the corporate measures for EMT. The final percentage of the financial target award is interpolated based on the performance level.

EBITDA MATRIX (35%)
Performance Level	% of Financial Target Award Paid
At or below $418.7 million	0%
$452.7 million	100%
At or above $486.7 million	200%
2018 Result - $458.0 million	115.6%

Metric # 6: Milestone Measures — EMT had an additional STIP metric for 2018. This metric represents 25% of the overall STIP award for the corporate measures for EMT and measures progress on certain strategic initiatives. The three broad initiatives included safety (5%), the business application strategy (10%), and the Cleco Cajun Transaction (10%). The Committee evaluated the performance of each initiative and determined the 2018 result for the Milestone Measures to be 100%.

MILESTONE MEASURES (25%)
% of Milestone Target Award Paid
2018 Result	100%

Total Payout for EMT: The calculated STIP payout for EMT was 78.0% of target. However, the Committee used discretion to increase the payouts to 83.5% of target based on its review of the Company’s performance in 2018. The resulting total STIP corporate payout for 2018 was calculated as follows:

	% of Target	x	Award Level	=	% of Payout
Safety	10%		25.0%		2.5%
Customer Satisfaction	10%		100.0%		10.0%
SAIDI	10%		0.0%		0.0%
EFORd	10%		0.0%		0.0%
EBITDA	35%		115.6%		40.5%
Milestone Measures	25%		100%		25.0%
Total	100%				78.0%
Committee Discretion					5.5%
Resulting Total Payout					83.5%

The Committee also has the authority to adjust the amount of any individual STIP award upon recommendation by the CEO. Adjustments for the STIP participants, except for the

CLECO
CLECO POWER	2018 FORM 10-K

named executive officers and other members of EMT, may be made by the CEO at his discretion. Adjustments are based on the annual performance review process.

Long-Term Compensation
In 2018, the Committee continued a cash-based LTIP and issued grants for the three-year cycle for the performance period ending December 31, 2020. The metrics for the LTIP are weighted 50% on the three-year average ROE and 50% on the three-year cumulative EBITDA.
Each executive officer’s target LTIP award level is set, so in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of our Peer Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary:

Name	Target as % of Base Salary
Mr. Fontenot	217%
Mr. Hasan(1)	110%
Ms. Callis	110%
Mr. Bunting	110%
Mr. LaBorde	80%
Ms. Taylor	110%
(1) Mr. Hasan will begin participation in the LTIP in 2019.

2017-2018 LTIP Award
The Leadership Development & Compensation Committee approved an overall award level of 133.5% of target for the LTIP two-year performance cycle that ended on December 31, 2018. This award level represents an average ROE of 9.804% and a cumulative EBITDA of $935.2 million over the two-year performance period. This award will be paid in cash and is included in column G of the Summary Compensation Table for 2018.

Retirement Plans - Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that members of the Boards, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Members of the Boards may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within our industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Actual participation in the plan is voluntary. The notional investment options made available to participants are selected by the CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2018.

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
Generally, benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (Pension Plan), certain employer contributions to the 401(k) Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2018.
In 2011, the Committee amended SERP to eliminate the business transaction benefit previously included in SERP, as well as the requirement that a SERP participant be a party to an employment agreement to receive change in control benefits.
In July 2014, the Cleco Corporation Board of Directors voted to close SERP to new participants. With regard to current SERP participants, two participants have agreed to fix the base compensation portion of their SERP calculation as of December 31, 2018. Additionally, they have agreed to use target rather than actual awards under the annual incentive plan for years 2016 and 2018 for the average incentive award portion of the SERP calculation. A third participant’s SERP benefit will be set at a specified amount based upon the year of separation.
In the event a SERP participant’s employment is involuntarily terminated by the Company without cause, or the participant terminates his or her employment on account of good reason, occurring within the 36-month period following a change in control event for all participants who commenced participation in SERP prior to October 28, 2011, or the 24-month period following a change in control event for all participants who commenced participation in SERP on or after October 28, 2011, such participant’s benefit shall: (i) become fully vested; (ii) be increased by adding three years to an affected participant’s age, subject to a minimum benefit of 50% of final compensation; and (iii) be subject to a modified reduction determined by increasing the executive’s age by three years.

Change in Employment Status and Change in Control Events
During 2018, the Company had no employment agreements with named executives other than the agreement with Mr. Fontenot as President & Chief Executive Officer. The Company may enter into employment agreements with its executives generally in connection with recruiting efforts. The standard agreement provides for a non-renewing term, generally two years, and does not contain a change in control tax gross-up provision.

The Cleco Corporation Executive Severance Plan
In recognition of the non-renewal of executive employment contracts, the Cleco Corporation Board of Directors adopted the Cleco Corporation Executive Severance Plan (the Executive Severance Plan) on October 28, 2011. The Executive Severance Plan provides the executive officers and other key employees with cash severance benefits in the event

CLECO
CLECO POWER	2018 FORM 10-K

of a termination of employment, including involuntary termination in connection with a change in control.

Perquisites and Other Benefits
The Company may make available the following perquisites to its executive officers:

•	Executive officer physicals - as a condition of receiving their STIP award, we require and pay for an annual physical for the executive officers and their spouses;

•
Spousal/companion travel - in connection with the various industry, governmental, civic, and entertainment activities of the executive officers, we pay for spousal/companion travel associated with such events;

•
Relocation program - in addition to the standard relocation policy available to all employees, we maintain a policy whereby the executive officers and other key employees may request that the Company pay real estate agent and certain other closing fees should the officer or key employee sell his/her primary residence or that the Company purchase the executive officer’s or key employee’s primary residence at the greater of its documented cost (not to exceed 120% of the original purchase price) or average appraised value. Typically, this occurs when an executive officer or key employee relocates at the Company’s request; and

•
Purchase program - under the Executive Severance Plan, a covered executive officer may request the Company to purchase his/her primary residence in the event he or she is involuntarily terminated without cause or separates for good reason, either in connection with a change in control and further provided the executive officer relocates more than 100 miles from the residence to be purchased. Limits on the purchase amount are the same as the relocation program described above.

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

Risk Assessment
The Committee also seeks to structure compensation that will provide sufficient incentives for the executive officers to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. The Committee believes that the following actions and/or measures help achieve this goal:

•	the Committee reviews the design of the executive compensation program to ensure an appropriate balance between business risk and resulting compensation;

•	the Committee allocates pay mix between base salary and performance-based pay to provide a balance of incentives;

•	the design of the incentive measures is structured to align management’s actions with the interests of the investors;

•	incentive payments are dependent on the Company’s performance measured against pre-established targets and goals and/or compared to the performance of companies in the Peer Group;

•	the range and sensitivity of potential payouts relative to target performance are reasonable;

•	the Committee imposes checks and balances on the payment of compensation discussed herein;

•	detailed processes establish the Company’s financial performance measures under its incentive plans; and

CLECO
CLECO POWER	2018 FORM 10-K

•	incentive targets are designed to be challenging, yet achievable, to mitigate the potential for excessive risk-taking behaviors.

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

Executive Officers’ Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)
A	B	C	D	E	F	G	H
William G. Fontenot,	2018	$552,885	$0	$819,412	$0	$12,921	$1,385,218
President & CEO	2017	$362,904	$0	$475,460	$2,552,193	$13,681	$3,404,238
	2016	$279,625	$0	$186,907	$308,118	$351,738	$1,126,388

Kazi K. Hasan,(1)	2018	$46,155	$0	$0	$0	$942	$47,097
CFO

Julia E. Callis,	2018	$268,846	$0	$486,712	$0	$13,616	$769,174
Chief Compliance Officer & General Counsel	2017	$253,462	$0	$285,550	$439,225	$20,292	$998,529

Anthony L. Bunting,	2018	$245,389	$0	$452,027	$886,982	$18,806	$1,603,204
Chief Administrative Officer	2017	$237,431	$0	$293,520	$562,686	$11,712	$1,105,349
	2016	$225,627	$0	$137,127	$698,496	$240,627	$1,301,877

Robert R. LaBorde, Jr.,	2018	$239,231	$0	$356,506	$0	$28,490	$624,227
Vice President - Generation Operations & Environmental Services	2017	$229,385	$0	$197,844	$374,676	$13,705	$815,610

FORMER EXECUTIVE OFFICER:
Terry L. Taylor,(2)	2018	$256,923	$0	$474,391	$375,791	$271,666	$1,378,771
Former CFO	2017	$248,462	$0	$280,452	$770,627	$17,057	$1,316,598
	2016	$219,051	$0	$129,353	$202,970	$219,872	$771,246

(1)	Mr. Hasan was hired as CFO on November 5, 2018.

(2)	Ms. Taylor served as CFO until November 5, 2018 at which time she became Sr. Vice President - Special Projects. Ms. Taylor retired from the Company on December 31, 2018.

(3)
Amounts in this column include the change in pension value year over year. For 2018, this amount includes the change in pension value from 2017 to 2018. Negative changes in the pension value year over year are reported as $0.

General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2018, December 31, 2017, and December 31, 2016 (the “named executives” or “named executive officers”). Compensation components represent both payments made to the named executive officers during the year and other forms of compensation, as follows:

•
Column C, “Salary;” Column D, “Bonus;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash compensation earned by the named executive in 2018, 2017, or 2016.

•
The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2018, 2017, and 2016 under the Pension Plan and SERP, as applicable. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.” The 2018 changes shown in Column F

CLECO
CLECO POWER	2018 FORM 10-K

are due in part to the actuarial impact from an increase in the discount rate used to calculate future benefits under the Pension Plan and SERP. Negative changes, if any, are reported as zero. Mr. Bunting’s and Ms. Taylor’s increases were due to the significant increase in the final average earnings portion of their benefit calculation as the result of the 2017 bonus paid in 2018, as neither of their final average earnings calculations was frozen. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “— Compensation Discussion and Analysis — Decisions Made in 2018 with Regard to Each Compensation and Benefit Component — Base Salary.” In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2018, 2017, and 2016 base pay made by Mr. LaBorde pursuant to the Deferred Compensation Plan also is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to the Committee typically on an annual basis, and if approved, usually are implemented in January. Base salary changes made in 2018 for our named executives and the reasons for those changes are discussed in “— Compensation Discussion and Analysis — Decisions Made in 2018 with Regard to Each Compensation and Benefit Component — Base Salary.”

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2018, 2017, or 2016. No such awards were earned in 2018, 2017, or 2016 by the named executive officers.

Non-Equity Incentive Plan Compensation
Column E, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2018 that will be paid in March 2019 under the STIP; earned during 2017 and paid in March 2018 under the STIP; and earned during 2016 and paid in December 2016 and/or March 2017 under the Pay for Performance Plan (PFP). Deferral of annual cash incentive payments made by Mr. Fontenot and Mr. LaBorde pursuant to the Deferred Compensation Plan also is included in Column E and is further detailed in the “Nonqualified Deferred Compensation” table. Column E also includes cash awards earned during 2018 that will be paid in February 2019 for the LTIP performance period ended December 31, 2018.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column F represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2018, 2017, and 2016 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2018, 2017, and 2016; rather, these amounts represent the present value of future retirement payments we project will be made to each named executive.

Changes in the present value of the Pension Plan and SERP benefits from December 31, 2017 to December 31, 2018; from December 31, 2016 to December 31, 2017; and from December 31, 2015 to December 31, 2016 result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column F are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Committee in conjunction with its annual tally sheet analysis. An explanation of why the Company uses SERP and its relationship to other compensation elements can be found in “Decisions Made in 2018 With Regard to Each Compensation and Benefit Component.”
Column F also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2018, 2017, and 2016.

All Other Compensation
Payments made to or on behalf of our named executive officers in Column G, “All Other Compensation,” include the following:

•	Contributions by Cleco under the 401(k) Plan on behalf of the named executive officers;

•	Term life insurance premiums paid for the benefit of the named executive officers;

•	For 2016, the cash payout of restricted shares settled at the closing in accordance with the terms of the Merger Agreement;

•	Spousal travel;

•	For 2016, accumulated dividends paid for the LTIP three-year performance cycle ended December 31, 2015, as well as dividends paid on restricted shares settled at the closing of the 2016 Merger;

•
For 2018, for Ms. Taylor, a cash retention payment for completing the transition of a new CFO prior to her retirement and a retirement incentive payment received under a plan for all employees who give a six-month retirement notice; and

•	Federal Insurance Contributions Act (FICA) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

CLECO
CLECO POWER	2018 FORM 10-K

The value of the Column G items for 2018 for each named executive officer is as follows:

	Mr. Fontenot	Mr. Hasan	Ms. Callis	Mr. Bunting	Mr. LaBorde	Ms. Taylor
Cleco Contributions to 401(k) Plan	$10,481	$923	$11,865	$11,000	$16,500	$11,000
Taxable Group Term Life Insurance	791	19	350	830	350	1,382
Spousal Travel	1,649	0	0	0	0	0
Retirement Incentive	0	0	0	0	0	2,500
Retention Payment	0	0	0	0	0	250,000
FICA Tax on SERP	0	0	1,401	6,976	11,640	6,784
Total Other Compensation	$12,921	$942	$13,616	$18,806	$28,490	$271,666

Name	Grant Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards (STIP)(1)			Estimated Future Payments Under Non-Equity Incentive Plan Awards (2018-2020 LTIP Grant)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
A	B	C	D	E	F	G	H
Mr. Fontenot	01/01/18	$0	$460,000	$920,000	$0	$1,250,000	$2,500,000
Mr. Hasan (1)		$0	$0	$0	$0	$0	$0
Ms. Callis	01/01/18	$0	$135,000	$270,000	$0	$297,000	$594,000
Mr. Bunting	01/01/18	$0	$123,000	$246,000	$0	$270,600	$541,200
Mr. LaBorde	01/01/18	$0	$120,000	$240,000	$0	$192,000	$384,000
Ms. Taylor	01/01/17	$0	$128,750	$257,500	$0	$283,250	$566,500
(1) Mr. Hasan was not eligible to participate in the non-equity incentive plans for 2018.

General
The target values for each of the Company’s incentive plans — the STIP and the LTIP — are determined as part of the Committee’s review of executive officer compensation. The Committee’s review, supported by data prepared by Pay Governance, includes comparisons of base salary and annual and long-term incentive levels of Cleco executive officers versus the Comparator Group as detailed in “— Compensation Discussion and Analysis — Evaluation and Design of the Compensation and Benefit Programs.” Targets for both the STIP and the LTIP are set as a percentage of base salary and stated in their dollar equivalent in the table above.

Estimated Future Payments under Non-Equity Incentive Plan Awards (STIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2018 with Regard to Each Compensation and Benefit Component — Annual Cash Incentive.” for a discussion of our 2018 STIP award calculations.

Estimated Future Payments under Non-Equity Incentive Plan Awards (LTIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2018 with Regard to Each Compensation and Benefit Component — Long-Term Compensation.” for a discussion of our grants made in 2018.

Pension Benefits

Name	Plan Name(s)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mr. Fontenot	Cleco Corporate Holdings LLC Pension Plan	32	$1,572,077	$0
	Cleco Corporation SERP	32	$3,605,079	$0
Mr. Hasan(1)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Ms. Callis	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	11	$1,685,374	$0
Mr. Bunting	Cleco Corporate Holdings LLC Pension Plan	26	$1,501,655	$0
	Cleco Corporation SERP	26	$3,093,942	$0
Mr. LaBorde(2)	Cleco Corporate Holdings LLC Pension Plan	16	$478,852	$0
	Cleco Corporation SERP	10	$1,369,911	$0
Ms. Taylor	Cleco Corporate Holdings LLC Pension Plan	18	$1,053,492	$0
	Cleco Corporation SERP	18	$2,838,284	$0
(1) Mr. Hasan is not a participant in the SERP or the Pension Plan as he was hired after both plans were closed to new participants.
(2) Mr. LaBorde has prior years of service credit under the Pension Plan. He is not currently a participant in the Plan because he was rehired after the Pension Plan was closed to new participants in 2007.

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

CLECO
CLECO POWER	2018 FORM 10-K

enhanced 401(k) Plan for those employees hired (or rehired) on or after August 1, 2007.
Vesting in SERP requires ten years of service. Under the terms of SERP, automatic vesting occurs upon a Change in Control if a participating executive is involuntarily terminated from the Company. Mr. Fontenot, Ms. Callis, Mr. Bunting, Mr. Laborde, and Ms. Taylor are all fully vested in the SERP based on years of service. Mr. Hasan is not a participant in the SERP.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2018. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 4.35%. Other material assumptions relating to the valuation include use of the RP-2006 Employee and Healthy Annuitant gender distinct mortality tables projected generationally using Scale MP-2018, assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment, with the exception of Ms. Callis whose benefit is payable as a 10-year certain and life annuity.
The sum of the change in actuarial value of the Pension Plan during 2018 and the change in value of SERP is included in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

Pension Plan
The Cleco Corporate Holdings LLC Pension Plan, restated effective August 1, 2015, is a defined benefit plan funded entirely by employer contributions. Effective August 1, 2007, the Pension Plan was closed to new participants. Employees hired or rehired on or after August 1, 2007 are eligible to participate in an enhanced 401(k) Plan. Mr. Fontenot, Mr. Bunting, and Ms. Taylor were hired or rehired prior to August 1, 2007.
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, the value of benefits accrued or paid (including dividends) under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2018, the amount of earnings was further limited to $275,000 as prescribed by the IRS.
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The pension factor varies with the retirement year. For 2018, the applicable factor was 1.25%. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $220,000 in 2018. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

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

CLECO
CLECO POWER	2018 FORM 10-K

as of December 31, 2017, for two current participants including Ms. Callis and Mr. LaBorde. In December 2017, the Company entered into an employment agreement with Mr. Fontenot as its CEO, the terms of which amended the calculation of Mr. Fontenot’s SERP benefit to include a fixed benefit depending upon the year Mr. Fontenot separates from the Company. With regard to other current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue.

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of

December 31, 2018. Amounts shown for former executives reflect actual payments.

	Estimated Payments at Age 55 (or actual attained age if greater than 55)
	Pension	SERP	Total
Mr. Fontenot	$102,081	$97,359	$199,440
Mr. Hasan	$0	$0	$0
Ms. Callis	$0	$110,967	$110,967
Mr. Bunting	$90,244	$117,516	$207,760
Mr. LaBorde	$40,020	$64,566	$104,586
Ms. Taylor(1)	$66,664	$169,543	$236,207
(1) Actual payments to Ms. Taylor following her retirement on December 31, 2018.

Nonqualified Deferred Compensation

Name	Executive officer contributions in 2018 ($)(1)	Company contributions in 2018 ($)	Aggregate earnings in 2018 ($) (2)	Aggregate withdrawals/ distributions in 2018 ($)	Aggregate balance at December 31, 2018 ($)(3)
A	B	C	D	E	F
Mr. Fontenot	$223,142	$0	$0	$0	$1,134,574
Mr. Hasan	$0	$0	$0	$0	$0
Ms. Callis	$0	$0	$0	$0	$0
Mr. Bunting	$0	$0	$0	$0	$0
Mr. LaBorde	$34,303	$0	$0	$0	$401,571
Ms. Taylor	$0	$0	$0	$0	$0
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2018 and are included in the amounts shown in Columns C and G, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.

Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Mr. Fontenot and Mr. LaBorde elected to participate in the Deferred Compensation Plan during 2018. All deferral elections for 2018 were made prior to the beginning of 2018 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
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

Potential Payments at Termination or Change in Control
The following tables “Potential Payments at Termination or Change in Control” detail the estimated value of payments and benefits provided to each of our named executive officers assuming the following separation events occurred as of December 31, 2018: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. The Company has selected these events based on long-standing provisions in our employee benefit plans such as the Pension Plan and 401(k) Plan, or because their use is common within the industry and Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the STIP, LTIP, and SERP.
At its October 2011 meeting, Cleco Corporation’s Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014 and July 2015, the Cleco Corporation’s Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2018, all of the named executive officers, other than the former executive officers, were covered by the Executive Severance Plan.
The following narrative describes the type and form of payments and benefits for each separation event. The tables under “Potential Payments at Termination or Change in Control” provide an estimate of potential payments and benefits to each named executive officer under each separation event. Throughout this section, reference to “executive officers” is inclusive of named executive officers.

CLECO
CLECO POWER	2018 FORM 10-K

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
Under the terms of the Executive Severance Plan, an executive would receive constructive termination payments including up to 52 weeks of base compensation, up to $50,000 in lieu of outplacement services and reimbursement of premiums paid to maintain coverage under our medical plan for up to 18 months. The executive also would be eligible for a prorated portion of the current year’s payout under the STIP and a prorated award for the LTIP performance cycles in which he/she participates to the extent those performance cycles award at their completion.
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

CLECO
CLECO POWER	2018 FORM 10-K

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
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2018. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under our STIP and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the STIP, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to the Company to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to the Company to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Annual Report on Form 10-K are assumed to occur in the past, as of December 31, 2018.

Mr. Fontenot
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement(1)	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$575,000	$0	$1,515,931
Annual Cash Bonus	0	378,962	378,962	378,962	378,962	0	0
Long-Term Incentive	0	1,077,217	1,077,217	1,077,217	1,077,217	0	1,910,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	50,000	0	0
Present Value of Incremental SERP Payments(1)	0	770,973	2,644,133	0	0	(1,764,990)	1,472,858
SERP Supplemental Death Benefit	0	0	1,418,270	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	32,787	0	43,716
Total Incremental Value	$0	$2,227,152	$5,518,582	$1,456,179	$2,113,966	$(1,764,990)	$5,026,005
(1) As of December 31, 2018, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.

CLECO
CLECO POWER	2018 FORM 10-K

Mr. Hasan
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement(1)	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$400,000	$0	$800,000
Annual Cash Bonus	0	0	0	0	0	0	0
Long-Term Incentive	0	0	0	0	0	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	0	0	43,716
Total Incremental Value	$0	$0	$0	$0	$425,000	$0	$927,216
(1) As of December 31, 2018, Mr. Hasan was not eligible for retirement.

Ms. Callis
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement(1)	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$270,000	$0	$778,999
Annual Cash Bonus	0	112,243	112,243	0	112,243	0	0
Long-Term Incentive	0	660,468	660,468	0	660,468	0	858,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(2)	0	1,412,220	321,381	0	0	(1,502,599)	292,627
SERP Supplemental Death Benefit	0	0	672,115	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	20,268	0	27,024
Total Incremental Value	$0	$2,184,931	$1,766,207	$0	$1,087,979	$(1,502,599)	$2,040,150
(1) As of December 31, 2018, Ms. Callis was not eligible for retirement.
(2) As of December 31, 2018, Ms. Callis was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Bunting
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$246,000	$0	$726,629
Annual Cash Bonus	0	102,450	102,450	102,450	102,450	0	0
Long-Term Incentive	0	614,347	614,347	614,347	614,347	0	794,310
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	443,976	1,264,688	0	0	(2,116,711)	554,141
SERP Supplemental Death Benefit	0	0	613,473	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	22,161	0	29,548
Total Incremental Value	$0	$1,160,773	$2,594,958	$716,797	$1,009,958	$(2,116,711)	$2,188,128
(1) As of December 31, 2018, Mr. Bunting was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. LaBorde
Value of Payment/Benefit	Termination by Executive	Disability	Death	Retirement(1)	Constructive Termination	Termination for Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$240,000	$0	$724,508
Annual Cash Bonus	0	110,866	110,866	0	110,866	0	0
Long-Term Incentive	0	432,307	432,307	0	432,307	0	560,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	20,000	0	0
Present Value of Incremental SERP Payments(2)	0	1,364,345	1,096,173	0	0	(987,287)	297,056
SERP Supplemental Death Benefit	0	0	574,154	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	20,453	0	40,907
Total Incremental Value	$0	$1,907,518	$2,213,500	$0	$823,626	$(987,287)	$1,705,971
(1) As of December 31, 2018, Mr. LaBorde was not eligible for retirement.
(2) As of December 31, 2018, Mr. Laborde was vested in SERP payments, which would be forfeited upon termination for cause.

CLECO
CLECO POWER	2018 FORM 10-K

BOARD OF MANAGERS COMPENSATION

2018 Board of Managers Compensation

Name(1)	Fees Earned or Paid in Cash and/ or Stock ($)	Total ($)
A	B	C
Rick Gallot	$136,676	$136,676
Randy Gilchrist	$136,676	$136,676
Peggy Scott	$203,365	$203,365
Melissa Stark	$3,750	$3,750
Bruce Wainer	$136,676	$136,676
(1)Messrs. Chapman, Dinneny, Leslie, Perry, Rubin, and Turner were appointed to the Boards by the Owner Group and do not receive additional compensation for their service on the Boards.

General
Column B, “Fees Earned or Paid in Cash and/or Stock” represents cash compensation earned and/or received in 2018.
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

Fees Earned or Paid in Cash and/or Stock
Between January 1 and May 1, 2018, each Board Manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, received an annual cash retainer of $130,000. Beginning May 1, 2018, each such Manager was compensated at an annual rate of $140,000. Ms. Stark received an annual cash retainer of $3,750. Each committee chair who is not a Cleco employee or appointed by the Owner Group received an additional annual retainer of $20,000. Between January 1 and May 1, the non-management Chair of the Boards received an additional annual retainer of $50,000. Beginning May 1, 2018, the non-management Chair was compensated with an additional retainer of $75,000.
Board Managers are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2018.
Cleco reimburses Board Managers for travel and related expenses incurred for attending meetings of Cleco’s Boards and Board committees, including travel costs for spouses/companions. No expenses for spousal/companion travel were incurred during 2018.
Cleco also provides its Board Managers who are not employed by Cleco or appointed by the Owner Group with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained by Cleco Power. The total 2018 premium for all coverage (exempt employees, officers and Board Managers) under this plan was $6,450.

Interests of the Board of Managers
In 2018, no non-management member of Cleco’s Boards performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s Boards.

REPORT OF THE LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE
The Leadership Development and Compensation Committee of the Boards (see “Boards of Managers of Cleco” above and “Director Independence and Related Party Transactions” below), includes four managers, one of whom meets the additional requirements for independence which were adopted by the Board. The Leadership Development and Compensation Committee operates under a written charter last revised in February 2018, a copy of which is posted on Cleco’s web site at www.cleco.com; About Us; Leadership; Board Committees. A copy of this charter also is available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
The Leadership Development and Compensation Committee was constituted in April 2016.
Based on the review and discussions referred to above, the Leadership Development and Compensation Committee recommended to the Company’s Boards that the CD&A and related required compensation disclosure tables be included in the this Annual Report on Form 10-K and filed with the SEC.

The Leadership Development and Compensation Committee of the Boards of Managers of Cleco Holdings and Cleco Power
Christopher Leslie, Chair
Andrew Chapman
Rick Gallot
Steven Turner

Compensation Committee Interlocks and Insider Participation
The members of the Leadership Development and Compensation Committee are set forth above. There are no matters relating to interlocks or insider participation of the Leadership Development and Compensation Committee members that Cleco is required to report.

CEO Pay Ratio
The aggregate compensation of the executive who served in the CEO role in 2018 (Mr. Fontenot) was $1,409,794. This amount differs from the aggregate amount reflected in the Summary Compensation Table included in this Annual Report on Form 10-K because of the inclusion of the value of the Company’s contribution to health and welfare benefits. The median employee’s annual total compensation for 2018 was $107,854, calculated including the same components of total pay as was used for Mr. Fontenot. As a result, we estimate that the CEO’s 2018 annual total compensation was 13.1 times that of the median employee’s annual total compensation. The median employee was determined based on employees of the Company on December 31, 2018, using the consistently applied compensation measure of target total cash compensation (including base salary and target bonus). Target total cash compensation was annualized for those employees that were not employed for the full year of 2018.
We believe that the above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. In addition, because the SEC rules for identifying the median employee allow companies to adopt a

CLECO
CLECO POWER	2018 FORM 10-K

variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Management and Certain Beneficial Owners
Upon the closing of the 2016 Merger on April 13, 2016, all shares of Cleco Corporation common stock were exchanged for consideration of $55.37 per share. Following the closing of the 2016 Merger, there are no longer any outstanding shares of Cleco Corporation common stock.

Equity Compensation Plan Information
Cleco has no compensation plans under which equity securities are awarded.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence and Related Party Transactions
Cleco’s Boards have adopted categorical standards to assist them in making determinations of managers’ independence. These categorical standards are posted on Cleco’s web site at www.cleco.com; Leadership-Governance Guidelines. A copy of the standards is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000. The Boards have determined that Rick Gallot (member of the Boards of Cleco Group, Cleco Holdings and

Cleco Power), Randy Gilchrist (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power), Peggy Scott (member of the Boards of Cleco Group, Cleco Holdings, and Cleco Power), Melissa Stark (member of the Board of Cleco Power), and Bruce Wainer (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power) are independent within the meaning of the categorical standards adopted by the Boards.
Cleco has no relationships to report under Item 407(a)(3)4.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2018, and 2017, respectively, were as follows:

	2018	2017
Audit fees	$1,801,292	$1,595,605
Audit related fees	1,376,880	132,000
Tax fees	383,112	219,564
Other fees	4,725	41,212
Total	$3,566,009	$1,988,381

The Audit fees include professional fees rendered by PwC for financial statement audits and reviews under statutory or regulatory requirements and services that generally only the auditor reasonably can provide, including issuance of comfort letter and consents for debt and equity issuances and other asset services required by statute or regulation.
The Audit related fees consist of assurance and related services that are traditionally performed by the auditor such as accounting assistance and due diligence in connection with proposed acquisitions or sales, consulting concerning financial accounting and reporting standards and audits of stand-alone financial statements or other assurance services not required by statute or regulation.
The Tax fees consist of professional services rendered by PwC for tax compliance, tax planning and tax advice, and consulting services, including assistance and representation in connection with tax audits and appeals, tax advice related to proposed acquisitions or sales, employee benefit plans and requests for rulings or technical advice from taxing authorities.
The Other fees primarily reflect costs for consulting services and an accounting research software license.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. During 2018 and 2017, all audit and non-audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2018, and 2017, professional services provided for Cleco Power that were directly billed to Cleco Holdings, were allocated to Cleco Power though not billed directly to Cleco Power. The following is Cleco Power’s allocation of professional services provided by PwC:

	2018	2017
Audit fees	$1,800,442	$1,589,633
Audit related fees	1,376,597	131,657
Tax fees	382,927	218,727
Other fees	4,723	41,055
Total	$3,564,689	$1,981,072

CLECO
CLECO POWER	2018 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	49
	Report of Independent Registered Public Accounting Firm	58
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the years ended December 31, 2018, and 2017, April 13, 2016 - December 31, 2016 (Successor), and January 1, 2016 - April 12, 2016 (Predecessor)	51
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, and 2017, April 13, 2016 - December 31, 2016 (Successor), and January 1, 2016 - April 12, 2016 (Predecessor)	52
	Consolidated Balance Sheets at December 31, 2018, and 2017	53
	Consolidated Statements of Cash Flows for the years ended December 31, 2018, and 2017, April 13, 2016 - December 31, 2016 (Successor), and January 1, 2016 - April 12, 2016 (Predecessor)	55
	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, and 2017, April 13, 2016 - December 31, 2016 (Successor), and January 1, 2016 - April 12, 2016 (Predecessor)	57
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016	59
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016	60
	Cleco Power Consolidated Balance Sheets at December 31, 2018, and 2017	61
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016	63
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2018, 2017, and 2016	65
	Notes to the Financial Statements	66
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2018, and 2017, April 13, 2016 - December 31, 2016 (Successor), and January 1, 2016 - April 12, 2016 (Predecessor)	133
	Condensed Statements of Comprehensive Income for the years ended December 31, 2018, and 2017, April 13, 2016 - December 31, 2016 (Successor), and January 1, 2016 - April 12, 2016 (Predecessor)	134
	Condensed Balance Sheets at December 31, 2018, and 2017	135
	Condensed Statements of Cash Flows for the years ended December 31, 2018, and 2017, April 13, 2016 - December 31, 2016 (Successor), and January 1, 2016 - April 12, 2016 (Predecessor)	136
	Notes to the Condensed Financial Statements	137
	Schedule II — Valuation and Qualifying Accounts
	Cleco - Valuation and Qualifying Accounts for the years ended December 31, 2018, and 2017, April 13, 2016 - December 31, 2016 (Successor), and January 1, 2016 - April 12, 2016 (Predecessor)	139
	Cleco Power - Valuation and Qualifying Accounts for the years ended December 2018, 2017, and 2016	139

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	129

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

CLECO
CLECO POWER	2018 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	2(b)	Purchase and Sale Agreement dated as of February 6, 2018 by and between NRG Energy, Inc., a Delaware Corporation, as Seller, NRG South Central Generating LLC, a Delaware limited liability company, as the Company and Cleco Energy LLC, a Louisiana limited liability company, as Purchaser	1-15759	10-Q(3/18)	2.1
	2(c)	Letter Agreement, dated as of February 1, 2019 between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC) amending, supplementing and modifying the Purchase and Sale Agreement (the “Purchase Agreement”), dated as of February 6, 2018, by and between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC).	1-15759	8-K(2/8/19)	10.6
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(c)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(c)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(c)(4)	Third Supplemental Indenture dated May 24, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/24/16)	4.2
	4(d)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3 (No New Participants)	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Cleco Corporate Holdings LLC Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No.4 (Special CEO Benefit)	1-15759	8-K(12/21/17)	10.2
**	10(a)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	10.1
**	10(b)(2)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 1	1-15759	8-K(10/24/14)	10.1
**	10(b)(3)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 2	1-15759	8-K(12/23/14)	10.1
**	10(b)(4)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 3	1-15759	10-Q(6/15)	10.1
**	10(b)(5)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-15759	8-K(3/28/17)	10.1
**	10(b)(6)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(7)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-15759	8-K(12/21/17)	10.1
**	10(b)(8)	Retention Bonus Agreement by and between Cleco Corporate Holdings LLC, Cleco Group LLC, Cleco Power LLC, and Terry Taylor dated as of December 21, 2017	1-15759	8-K(12/21/17)	10.3
**	10(c)(1)	Cleco Corporation Pay for Performance Plan	1-15759	10-K(2011)	10(g)(4)
**	10(c)(2)	Cleco Corporation Pay for Performance Plan, As Amended and Restated December 3, 2012	1-15759	10-K(2012)	10(f)(5)
**	10(d)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(d)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(d)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
**	10(d)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**	10(d)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
**	10(d)(6)	Form of Cleco Corporate Holdings LLC Retention Bonus Plan for calendar years 2016 and 2017	1-15759	8-K(7/5/16)	10.1
	10(e)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(e)(2)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Corporation, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-15759	8-K(10/17/13)	10.1

CLECO
CLECO POWER	2018 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(e)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(e)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(e)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(12/21/17)	10.1
	10(e)(6)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporation Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(4/19/16)	10.1
	10(e)(7)	Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(7/1/16)	10.1
	10(e)(8)	Bridge Loan Agreement, dated as of February 1, 2019 among Cleco Corporate Holdings LLC, the Lenders from time to time party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.1
	10(e)(9)	Term Loan Agreement, dated as of February 1, 2019 among Cleco Corporate Holdings LLC, the Lenders from time to time party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.2
	10(e)(10)	Increasing Lender Supplement, dated as of February 1, 2019, by and between Cleco Corporate Holdings LLC and Mizuho Bank, Ltd.	1-15759	8-K(2/8/19)	10.3
	10(e)(11)	Increasing Lender Supplement, dated as of February 1, 2019, by and between Cleco Corporate Holdings LLC and The Bank of Nova Scotia.	1-15759	8-K(2/8/19)	10.4
	10(e)(12)	Increasing Lender Supplement, dated as of February 1, 2019, by and between Cleco Corporate Holdings LLC and Credit Agricole Corporate and Investment Bank.	1-15759	8-K(2/8/19)	10.5
	10(e)(13)	Amendment No. 2, dated as of February 1, 2019, to the Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.7
	10(e)(14)	Amendment No. 2, dated as of February 1, 2019, to the Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd. as administrative agent, issuing bank and swingline lender.	1-15759	8-K(2/8/19)	10.8
	10(f)	Form of Board of Managers Services Agreement, dated as of April 13, 2016	1-15759	8-K(4/19/16)	10.3
	10(g)(1)	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.3
	10(g)(2)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle	1-15759	10-Q(3/17)	10.4
	10(g)(3)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle	1-15759	10-Q(3/17)	10.5
	10(h)	2017 Short-Term Incentive Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.6
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2018
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2018 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(b)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(b)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(b)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(b)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages therto	1-05663	8-K(12/21/16)	10.1
	10(b)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/17)	10.1
	10(b)(6)	Term Loan Agreement dated March 20, 2013, by and among Cleco Power LLC, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(3/26/13)	10.1
	10(b)(7)	Amended and Restated Credit Agreement dated as of October 16, 2013, among Cleco Power LLC, various financial institutions, and JPMorgan Chase Bank, N.A., as administrative agent	1-05663	8-K(10/17/13)	10.2
	10(b)(8)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-05663	8-K(4/19/16)	10.2
	10(c)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(c)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(c)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
	10(d)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
**	10(e)(1)
Cleco Corporate Holdings LLC Separation Agreement by and between Cleco Power LLC, including its parent, Cleco Corporate Holdings LLC, and each of their respective subsidiaries and affiliates and Keith D. Crump
			1-05663	10-K(2016)	10(j)
**	10(e)(2)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-05663	8-K(3/28/17)	10.1
**	10(e)(3)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-05663	8-K(12/21/17)	10.1
**	10(e)(4)	Retention Bonus Agreement by and between Cleco Corporate Holdings LLC, Cleco Group LLC, Cleco Power LLC, and Terry Taylor dated as of December 21, 2018	1-05663	8-K(12/21/17)	10.3
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2018 FORM 10-K

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC.31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating expenses
Administrative and general	$1,269	$602	$285	$319
Merger transaction costs	19,514	5,152	23,301	34,912
Other operating expense	318	260	(382)	624
Total operating expenses	21,101	6,014	23,204	35,855
Operating loss	(21,101)	(6,014)	(23,204)	(35,855)
Equity income from subsidiaries, net of tax	149,543	170,706	9,357	21,789
Interest, net	(54,635)	(53,684)	(35,151)	(286)
Other income	650	3,978	1,948	702
Other expense	(2,337)	—	—	—
Income (loss) before income taxes	72,120	114,986	(47,050)	(13,650)
Federal and state income tax benefit	(22,317)	(23,094)	(22,937)	(9,690)
Net income (loss)	$94,437	$138,080	$(24,113)	$(3,960)
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Net income (loss)	$94,437	$138,080	$(24,113)	$(3,960)
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $1,868, tax benefit of $2,764, and tax expense of $938 and $367, respectively)	5,296	(4,421)	1,500	587
Amortization of interest rate derivatives to earnings (net of tax expense of $0, $0, $0, and $37, respectively)	—	—	—	60
Total other comprehensive income (loss), net of tax	5,296	(4,421)	1,500	647
Comprehensive income (loss), net of tax	$99,733	$133,659	$(22,613)	$(3,313)
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2018	2017
Assets
Current assets
Cash and cash equivalents	$76,938	$48,732
Accounts receivable - affiliate	8,374	6,880
Other accounts receivable	2,755	209
Taxes receivable, net	7,046	15,172
Cash surrender value of trust-owned life insurance policies	59,894	62,839
Total current assets	155,007	133,832
Equity investment in subsidiaries	3,247,809	3,226,780
Tax credit fund investment, net	—	4,355
Accumulated deferred federal and state income taxes, net	101,015	105,575
Other deferred charges	4,532	1,037
Total assets	$3,508,363	$3,471,579

Liabilities and member's equity
Liabilities
Current liabilities
Accounts payable	$1,322	$4,354
Accounts payable - affiliate	18,047	5,621
Interest accrued	7,576	7,621
Deferred compensation	10,753	12,132
Other current liabilities	273	272
Total current liabilities	37,971	30,000
Postretirement benefit obligations	3,894	4,404
Long-term debt, net	1,341,758	1,340,818
Total liabilities	1,383,623	1,375,222
Commitments and contingencies (Note 6)
Member's equity
Membership interest	2,069,376	2,069,376
Retained earnings	53,578	29,902
Accumulated other comprehensive loss	1,786	(2,921)
Total member's equity	2,124,740	2,096,357
Total liabilities and member's equity	$3,508,363	$3,471,579
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating activities
Net cash provided by operating activities	$97,614	$124,817	$36,811	$34,904
Investing activities
Contributions to tax credit fund	—	(630)	—	—
Return of equity investment in tax credit fund	2,775	7,502	901	476
Contribution to subsidiary	(1,250)	—	(50,000)	—
Other investing	442	—	—	—
Net cash provided by (used in) investing activities	1,967	6,872	(49,099)	476
Financing activities
Draws on credit facility	—	73,000	—	3,000
Payments on credit facility	—	(73,000)	—	(10,000)
Issuance of long-term debt	—	—	1,350,000	—
Repayment of long-term debt	—	—	(1,350,000)	—
Payment of financing costs	(25)	(269)	(3,755)	—
Dividends paid on common stock	—	—	(572)	(24,579)
Contribution from member	—	—	100,720	—
Distributions to member	(71,350)	(84,065)	(88,765)	—
Net cash (used in) provided by financing activities	(71,375)	(84,334)	7,628	(31,579)
Net increase (decrease) in cash and cash equivalents	28,206	47,355	(4,660)	3,801
Cash and cash equivalents at beginning of period	48,732	1,377	6,037	2,236
Cash and cash equivalents at end of period	$76,938	$48,732	$1,377	$6,037

Supplementary cash flow information
Interest paid, net of amount capitalized	$53,798	$52,026	$26,264	$126
Income taxes paid (refunded), net	$2	$(6)	$4,263	$1
Supplementary non-cash investing and financing activity
Non-cash contribution to subsidiary, net of tax	$3,865	$—	$—	$—
The accompanying notes are an integral part of the Condensed Financial Statements.

CLECO
CLECO POWER	2018 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2018, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.25 billion and exceeded 25% of its total consolidated net assets.
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

Note 2 — Business Combinations
On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners. At the effective time of the 2016 Merger, each outstanding share of Cleco Corporation common stock, par value $1.00 per share (other than shares that were owned by Cleco Corporation, Cleco Partners, Merger Sub, or any other direct or indirect wholly owned subsidiary of Cleco Partners or Cleco Corporation), were cancelled and converted into the right to receive $55.37 per share in cash, without interest, with all dividends payable before the effective time of the 2016 Merger. For more information regarding the 2016 Merger, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Business Combinations.”

Note 3 — Debt
At December 31, 2018, and 2017, Cleco Holdings had no short-term debt outstanding.
At December 31, 2018, Cleco Holding’s long-term debt outstanding was $1.34 billion, of which none was due within one year.
On July 31, 2018, Cleco Holdings amended its $300.0 million bank term loan agreement and its $100.0 million revolving credit facility agreement to release any and all collateral from all of its debt obligations under those agreements. As a result of the release of collateral, Moody’s and Fitch replaced Cleco Holdings’ senior secured debt rating with a senior unsecured debt rating. For more information on Cleco’s credit ratings and their impacts, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — “Litigation, Other

Commitment and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings issued $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to the company’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction.
In connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million. All other terms remained the same. Also in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
The principal amounts payable under long-term debt agreements for each year through 2023 and thereafter are as follows:

AMOUNTS PAYABLE UNDER LONG-TERM DEBT ARRANGEMENTS	(THOUSANDS)
For the year ending Dec. 31,
2019	$—
2020	$—
2021	$300,000
2022	$—
2023	$165,000
Thereafter	$885,000

Note 4 — Cash Distributions and Equity Contributions
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Holdings by Cleco Power by requiring Cleco Power’s total indebtedness to be less than or equal to 65% of total capitalization. In addition, the 2016 Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings.
The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2018, 2017, and 2016:

	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Cleco Power	$121,400	$135,000	$85,000	$25,000
Perryville	225	6,850	150	200
Attala	217	7,160	100	$125
Total	$121,842	$149,010	$85,250	$25,325

During the year ended December 31, 2018, Cleco Holdings made $1.8 million and $2.1 million in non-cash equity contributions to Perryville and Attala, respectively. During the year ended December 31, 2017, Cleco Holdings made no non-cash equity contributions to affiliates. During the

CLECO
CLECO POWER	2018 FORM 10-K

successor period April 13, 2016, through December 31, 2016, Cleco Holdings made no non-cash equity contributions to affiliates.
During the year ended December 31, 2018, Cleco Holdings made $1.3 million of contributions to Cleco Cajun. During the year ended December 31, 2017, Cleco Holdings made no contributions to affiliates. During the successor period April 13, 2016, through December 31, 2016, Cleco Holdings made a contribution of $50.0 million to Cleco Power. During the predecessor period January 1, 2016, through April 12, 2016, Cleco Holdings made no contributions to affiliates.
During both years ended December 31, 2018, and 2017, Cleco Holdings received no equity contributions from Cleco Group. During the successor period April 13, 2016, through December 31, 2016, Cleco Holdings received $100.7 million of equity contributions from Cleco Group.
During the years ended December 31, 2018, and 2017, Cleco Holdings made $71.4 million and $84.1 million, respectively, of distribution payments to Cleco Group. During the successor period April 13, 2016, through December 31, 2016, Cleco Holdings made $88.8 million of distribution payments to Cleco Group.

Note 5 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax expense (benefit) for the following line items:

	SUCCESSOR			PREDECESSOR
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Federal and state income tax expense (benefit)	$(22,317)	$(23,094)	$(22,937)	$(9,690)
Equity income from subsidiaries - Federal and state income tax expense	$51,699	$30,173	$115	$13,158

For information regarding the TCJA, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — TCJA.”

Note 6 — Commitments and Contingencies
For information regarding commitments and contingencies related to Cleco Holdings, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

CLECO
CLECO POWER	2018 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
SUCCESSOR
Year Ended Dec. 31, 2018	$1,457	$977	$1,620	$814
Year Ended Dec. 31, 2017	$7,199	$4,179	$9,921	$1,457
Period Apr. 13, 2016 to Dec. 31, 2016	$3,336	$4,348	$485	$7,199
PREDECESSOR
Period Jan. 1, 2016 to Apr. 12, 2016	$2,674	$1,163	$501	$3,336
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
SUCCESSOR
Year Ended Dec. 31, 2018	$4,186	$—	$514	$3,672
Year Ended Dec. 31, 2017	$2,607	$4,000	$2,421	$4,186
Period Apr. 13, 2016 to Dec. 31, 2016	$2,536	$71	$—	$2,607
PREDECESSOR
Period Jan. 1, 2016 to Apr. 12, 2016	$2,801	$—	$265	$2,536
Restricted Storm Reserve
SUCCESSOR
Year Ended Dec. 31, 2018	$14,469	$1,016	$—	$15,485
Year Ended Dec. 31, 2017	$17,385	$1,084	$4,000	$14,469
Period Apr. 13, 2016 to Dec. 31, 2016	$16,515	$870	$—	$17,385
PREDECESSOR
Period Jan. 1, 2016 to Apr. 12, 2016	$16,177	$338	$—	$16,515
(1) Included in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	UNCOLLECTIBLE ACCOUNT WRITE-OFFS LESS RECOVERIES	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2018	$1,457	$977	$1,620	$814
Year Ended Dec. 31, 2017	$7,199	$4,179	$9,921	$1,457
Year Ended Dec. 31, 2016	$2,674	$5,511	$986	$7,199
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2018	$4,186	$—	$514	$3,672
Year Ended Dec. 31, 2017	$2,607	$4,000	$2,421	$4,186
Year Ended Dec. 31, 2016	$2,801	$71	$265	$2,607
Restricted Storm Reserve
Year Ended Dec. 31, 2018	$14,469	$1,016	$—	$15,485
Year Ended Dec. 31, 2017	$17,385	$1,084	$4,000	$14,469
Year Ended Dec. 31, 2016	$16,177	$1,208	$—	$17,385
(1) Included in the consolidated balance sheet

CLECO
CLECO POWER	2018 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	President & Chief Executive Officer	February 26, 2019
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kazi K. Hasan	Chief Financial Officer	February 26, 2019
(Kazi K. Hasan)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	February 26, 2019
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Richard W. Dinneny
Richard J. Gallot, Jr.
David R. Gilchrist
Gerald C. Hanrahan, Jr.
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	February 26, 2019
(William G. Fontenot, as Attorney-in-Fact)

CLECO
CLECO POWER	2018 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(Chief Executive Officer)

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	Chief Executive Officer	February 26, 2019
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kazi K. Hasan	Chief Financial Officer	February 26, 2019
(Kazi K. Hasan)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	February 26, 2019
(Tonita Laprarie)	(Principal Accounting Officer)