Form 10-Q
period 2019-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2019-05-13
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Or
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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files). Yes ☒  No ☐

Indicate by check mark whether Cleco Corporate Holdings LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one): Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:
Cleco Corporate Holdings LLC: None	Cleco Power LLC: None

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

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

This Combined Quarterly Report on Form 10-Q (this “Quarterly Report on Form 10-Q”) is separately filed by Cleco Corporate Holdings LLC and Cleco Power LLC. Information in this filing relating to Cleco Power LLC is filed by Cleco Corporate Holdings LLC and separately by Cleco Power LLC on its own behalf. Cleco Power LLC makes no representation as to information relating to Cleco Corporate Holdings LLC (except as it may relate to Cleco Power LLC) or any other affiliate or subsidiary of Cleco Corporate Holdings LLC.
This Quarterly Report on Form 10-Q should be read in its entirety as it pertains to each respective Registrant. The Notes to the Unaudited Condensed Consolidated Financial Statements for the Registrants and certain other sections of this Quarterly Report on Form 10-Q are combined.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
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
Cleco Cajun Transaction
The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in NRG South Central, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback.

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
Consent Decree
The Consent Decree, entered March 5, 2013, in Civil Action No. 09-100-JJB-DLD, US District Court for the Middle District of Louisiana, by and among the EPA, the Louisiana Department of Environmental Quality and Louisiana Generating relating to Big Cajun II, Unit 1, New Roads, Louisiana

Cottonwood Energy
Cottonwood Energy Company LP, a wholly owned subsidiary of Cleco Cajun. Prior to the closing of the Cleco Cajun Transaction on February 4, 2019, Cottonwood Energy was an indirect subsidiary of NRG South Central.

Cottonwood Plant	Cleco Cajun’s 1,263-MW, natural-gas-fired generating station located in Deweyville, Texas
Cottonwood Sale Leaseback
A lease agreement executed and delivered between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it no later than May 2025.

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating
Louisiana Generating, LLC, a wholly owned subsidiary of Cleco Cajun. Prior to the closing of the Cleco Cajun Transaction on February 4, 2019, Louisiana Generating was an indirect subsidiary of NRG South Central.

LPSC	Louisiana Public Service Commission
LTSA
Long-Term Parts and Service Agreement between Cottonwood Energy and a third party, dated January 19, 2001, that Cleco Cajun assumed as a result of the Cleco Cajun Transaction to provide maintenance services related to the Cottonwood Plant

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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, NRG South Central, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
ROE	Return on Equity
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP RE	Southwest Power Pool Regional Entity
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
VaR	Value-at-Risk

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	the effects of the Cleco Cajun Transaction and the 2016 Merger on Cleco’s business relationships, operating results, and business generally,

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

•	Cleco Power’s ability to recover fuel costs through the FAC,

•	the ability to successfully integrate the assets acquired in the Cleco Cajun Transaction into Cleco’s operations,

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

•	political uncertainty in the U.S., including the ongoing debates related to the U.S. federal government budget and debt ceiling, and volatility and disruption in global capital and credit markets,

•	the ability of the lignite reserves at Dolet Hills to provide sufficient fuel to the Dolet Hills Power Station for seasonal operations until at least 2036,

•	Cleco’s ability to maintain its right to sell wholesale power at market-based rates within its control area,

•	Cleco’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	reliability of Cleco’s generating facilities,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

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

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the 2016 Merger Commitments,

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

•	Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	credit ratings of Cleco Holdings and Cleco Power,

•	Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	workforce factors, including aging workforce, changes in management, and unavailability of skilled employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
All subsequent written and oral forward-looking statements attributable to the Registrants, or persons acting on their behalf, are expressly qualified in their entirety by the factors identified above.
Any forward-looking statement is considered only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, the Registrants undertake no obligation to update any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$312,949	$262,211
Other operations	39,397	22,196
Gross operating revenue	352,346	284,407
Electric customer credits	(8,160)	(7,647)
Operating revenue, net	344,186	276,760
Operating expenses
Fuel used for electric generation	104,054	67,016
Power purchased for utility customers	60,099	53,159
Other operations and maintenance	60,733	55,139
Depreciation and amortization	49,856	42,507
Taxes other than income taxes	13,870	12,258
Merger transaction and commitment costs	4,990	1,947
Gain on sale of asset	(2)	—
Total operating expenses	293,600	232,026
Operating income	50,586	44,734
Interest income	1,491	783
Allowance for equity funds used during construction	5,688	2,363
Other income	5,108	554
Other expense	(2,331)	(3,554)
Interest charges
Interest charges, net	36,115	32,030
Allowance for borrowed funds used during construction	(2,116)	(873)
Total interest charges	33,999	31,157
Income before income taxes	26,543	13,723
Federal and state income tax expense	5,986	2,862
Net income	$20,557	$10,861
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Net income	$20,557	$10,861
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $47 in 2019 and tax expense of $15 in 2018)	(135)	43
Total other comprehensive (loss) income, net of tax	(135)	43
Comprehensive income, net of tax	$20,422	$10,904
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Assets
Current assets
Cash and cash equivalents	$101,641	$110,175
Restricted cash and cash equivalents	5,456	11,241
Customer accounts receivable (less allowance for doubtful accounts of $710 in 2019 and $814 in 2018)	94,292	50,043
Other accounts receivable	35,831	27,196
Unbilled revenue	30,205	35,314
Fuel inventory, at average cost	106,283	82,836
Materials and supplies, at average cost	118,574	92,671
Energy risk management assets	9,171	23,355
Accumulated deferred fuel	17,179	20,112
Cash surrender value of company-/trust-owned life insurance policies	82,197	80,391
Prepayments	7,526	7,911
Regulatory assets	22,107	22,461
Other current assets	10,604	1,256
Total current assets	641,066	564,962
Property, plant, and equipment
Property, plant, and equipment	4,450,790	3,728,477
Accumulated depreciation	(327,192)	(303,727)
Net property, plant, and equipment	4,123,598	3,424,750
Construction work in progress	421,515	354,045
Total property, plant, and equipment, net	4,545,113	3,778,795
Equity investment in investee	18,172	18,172
Goodwill	1,490,797	1,490,797
Prepayments	40,056	2,251
Restricted cash and cash equivalents	19,056	18,670
Note receivable	15,677	15,829
Regulatory assets	417,314	425,330
Intangible assets	176,683	84,307
Right of use assets	15,327	—
Other deferred charges	39,908	37,701
Total assets	$7,419,169	$6,436,814
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt and finance leases due within one year	$92,596	$21,128
Accounts payable	151,302	156,589
Accounts payable - affiliate	3,102	—
Customer deposits	61,624	61,736
Provision for rate refund	44,002	35,842
Taxes payable, net	50,734	43,674
Interest accrued	44,490	15,828
Energy risk management liabilities	1,361	468
Regulatory liabilities - other	6,315	2,496
Deferred compensation	10,950	10,753
Other current liabilities	47,869	30,536
Total current liabilities	514,345	379,050
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	621,038	608,030
Postretirement benefit obligations	249,638	249,264
Regulatory liabilities - other	2,130	2,496
Regulatory liabilities - deferred taxes, net	154,651	155,537
Restricted storm reserve	15,696	15,485
Deferred lease revenue	60,460	—
Intangible liabilities	31,108	—
Asset retirement obligations	17,899	6,881
Operating lease liability	11,634	—
Other deferred credits	23,252	20,846
Total long-term liabilities and deferred credits	1,187,506	1,058,539
Long-term debt and finance leases, net	3,187,256	2,874,485
Total liabilities	4,889,107	4,312,074
Commitments and contingencies (Note 14)
Member’s equity	2,530,062	2,124,740
Total liabilities and member’s equity	$7,419,169	$6,436,814
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019		2018
Operating activities
Net income	$20,557		$10,861
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	56,776		46,754
Unearned compensation expense	948		1,116
Allowance for equity funds used during construction	(5,688)		(2,363)
Deferred lease revenue	(1,440)		—
Deferred income taxes	5,425		1,733
Deferred fuel costs	13,869		(11,353)
Cash surrender value of company-/trust-owned life insurance	(1,806)		346
Changes in assets and liabilities
Accounts receivable	(6,929)		10,563
Unbilled revenue	5,109		6,387
Fuel inventory and materials and supplies	(1,939)		11,573
Prepayments	14		2,199
Accounts payable	(19,999)		(40,239)
Accounts payable - affiliate	3,102		—
Customer deposits	2,598		3,500
Provision for merger commitments	(732)		(1,187)
Postretirement benefit obligations	192		1,007
Regulatory assets and liabilities, net	5,173		3,960
Other deferred accounts	(540)		5,871
Taxes accrued	5,403		11,108
Interest accrued	28,662		26,220
Other operating	(626)		(93)
Net cash provided by operating activities	108,129		87,963
Investing activities
Additions to property, plant, and equipment	(83,679)		(64,133)
Allowance for equity funds used during construction	5,688		2,363
Reimbursement for property loss	29		1,172
Return of equity investment in investees	—		2,775
Payment to acquire business, net of cash acquired	(814,969)		—
Other investing	270		75
Net cash used in investing activities	(892,661)		(57,748)
Financing activities
Draws on credit facilities	108,000		—
Payments on credit facilities	(108,000)		—
Issuances of long-term debt	400,000		50,000
Repayment of long-term debt	(10,382)		(9,700)
Payment of financing costs	(3,785)		(655)
Contributions from member	384,900		—
Distributions to member	—		(19,500)
Other financing	(134)		—
Net cash provided by financing activities	770,599		20,145
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(13,933)		50,360
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	140,086	(1)	152,202
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$126,153	(2)	$202,562

Supplementary cash flow information
Interest paid, net of amount capitalized	$5,752		$4,236
Income taxes paid, net	$—		$270
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$50,670		$35,067
(1) Includes cash and cash equivalents of $110,175, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,670.
(2) Includes cash and cash equivalents of $101,641, current restricted cash and cash equivalents of $5,456, and non-current restricted cash and cash equivalents of $19,056.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
Distributions to member	—	(19,500)	—	(19,500)
Net income	—	10,861	—	10,861
Other comprehensive income, net of tax	—	—	43	43
Balances, Mar. 31, 2018	$2,069,376	$21,263	$(2,878)	$2,087,761

Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
Contribution from member	—	384,900	—	384,900
Net income	—	20,557	—	20,557
Other comprehensive loss, net of tax	—	—	(135)	(135)
Balances, Mar. 31, 2019	$2,069,376	$459,035	$1,651	$2,530,062
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$257,175	$264,631
Other operations	19,430	22,195
Affiliate revenue	300	208
Gross operating revenue	276,905	287,034
Electric customer credits	(8,160)	(7,647)
Operating revenue, net	268,745	279,387
Operating expenses
Fuel used for electric generation	94,131	67,016
Power purchased for utility customers	29,654	53,159
Other operations and maintenance	47,700	56,385
Depreciation and amortization	42,377	40,388
Taxes other than income taxes	9,978	11,918
Total operating expenses	223,840	228,866
Operating income	44,905	50,521
Interest income	994	641
Allowance for equity funds used during construction	5,688	2,363
Other income	4,596	740
Other expense	(4,328)	(2,608)
Interest charges
Interest charges, net	19,261	18,529
Allowance for borrowed funds used during construction	(2,116)	(873)
Total interest charges	17,145	17,656
Income before income taxes	34,710	34,001
Federal and state income tax expense	7,998	7,997
Net income	$26,712	$26,004
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Net income	$26,712	$26,004
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $55 in 2019 and $83 in 2018)	156	233
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2019 and $22 in 2018)	64	64
Total other comprehensive income, net of tax	220	297
Comprehensive income, net of tax	$26,932	$26,301
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Assets
Utility plant and equipment
Property, plant, and equipment	$5,003,196	$5,015,004
Accumulated depreciation	(1,813,732)	(1,804,563)
Net property, plant, and equipment	3,189,464	3,210,441
Construction work in progress	416,886	351,828
Total utility plant and equipment, net	3,606,350	3,562,269
Current assets
Cash and cash equivalents	22,487	31,987
Restricted cash and cash equivalents	5,456	11,241
Customer accounts receivable (less allowance for doubtful accounts of $710 in 2019 and $814 in 2018)	47,932	50,043
Accounts receivable - affiliate	2,046	3,318
Other accounts receivable	32,240	24,523
Unbilled revenue	30,205	35,314
Fuel inventory, at average cost	88,602	82,836
Materials and supplies, at average cost	92,743	92,671
Energy risk management assets	5,684	23,355
Accumulated deferred fuel	17,179	20,112
Cash surrender value of company-owned life insurance policies	17,453	20,497
Prepayments	4,751	6,143
Regulatory assets	10,210	13,603
Other current assets	588	1,162
Total current assets	377,576	416,805
Equity investment in investee	18,172	18,172
Prepayments	2,512	2,251
Restricted cash and cash equivalents	18,326	18,649
Note receivable	15,677	15,829
Regulatory assets	259,389	261,569
Intangible asset	16,223	21,093
Right of use assets	15,007	—
Other deferred charges	37,194	32,419
Total assets	$4,366,426	$4,349,056
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Liabilities and member’s equity
Member’s equity	$1,621,465	$1,594,533
Long-term debt and finance leases, net	1,376,819	1,387,774
Total capitalization	2,998,284	2,982,307
Current liabilities
Long-term debt and finance leases due within one year	21,815	21,128
Accounts payable	114,412	146,314
Accounts payable - affiliate	18,274	7,843
Customer deposits	61,624	61,736
Provision for rate refund	44,002	35,842
Taxes payable, net	26,217	48,177
Interest accrued	25,120	8,252
Energy risk management liabilities	872	468
Regulatory liabilities - other	6,315	2,496
Other current liabilities	24,737	22,263
Total current liabilities	343,388	354,519
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	629,342	630,765
Postretirement benefit obligations	183,318	182,721
Regulatory liabilities - other	2,130	2,496
Regulatory liabilities - deferred taxes, net	154,651	155,537
Restricted storm reserve	15,696	15,485
Asset retirement obligations	6,989	6,881
Operating lease liability	11,489	—
Other deferred credits	21,139	18,345
Total long-term liabilities and deferred credits	1,024,754	1,012,230
Total liabilities and member’s equity	$4,366,426	$4,349,056
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019		2018
Operating activities
Net income	$26,712		$26,004
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	43,739		42,022
Allowance for equity funds used during construction	(5,688)		(2,363)
Deferred income taxes	(2,386)		4,692
Deferred fuel costs	13,869		(11,353)
Cash surrender value of company-owned life insurance	3,044		(63)
Changes in assets and liabilities
Accounts receivable	(8,045)		10,710
Accounts receivable - affiliate	1,687		524
Unbilled revenue	5,109		6,387
Fuel inventory and materials and supplies	(6,147)		11,573
Prepayments	965		2,075
Accounts payable	(10,704)		(35,030)
Accounts payable - affiliate	8,422		672
Customer deposits	2,598		3,500
Provision for merger commitments	(732)		(1,187)
Postretirement benefit obligations	394		1,061
Regulatory assets and liabilities, net	4,676		3,463
Other deferred accounts	(840)		6,116
Taxes accrued	(22,895)		13,127
Interest accrued	16,868		15,555
Other operating	(677)		1,861
Net cash provided by operating activities	69,969		99,346
Investing activities
Additions to property, plant, and equipment	(81,040)		(63,343)
Allowance for equity funds used during construction	5,688		2,363
Reimbursement of property loss	29		1,172
Other investing	270		75
Net cash used in investing activities	(75,053)		(59,733)
Financing activities
Draws on credit facility	33,000		—
Payments on credit facility	(33,000)		—
Issuances of long-term debt	—		50,000
Repayment of long-term debt	(10,382)		(9,700)
Distributions to parent	—		(28,000)
Other financing	(142)		(655)
Net cash (used in) provided by financing activities	(10,524)		11,645
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(15,608)		51,258
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	61,877	(1)	102,957
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$46,269	(2)	$154,215

Supplementary cash flow information
Interest paid, net of amount capitalized	$1,348		$1,789
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$49,477		$35,038
(1) Includes cash and cash equivalents of $31,987, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,649.
(2) Includes cash and cash equivalents of $22,487, current restricted cash and cash equivalents of $5,456, and non-current restricted cash and cash equivalents of $18,326.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
Distributions to parent	(28,000)	—	(28,000)
Net income	26,004	—	26,004
Other comprehensive income, net of tax	—	297	297
Balances, Mar. 31, 2018	$1,562,366	$(13,386)	$1,548,980

Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
Net income	26,712	—	26,712
Other comprehensive income, net of tax	—	220	220
Balances, Mar. 31, 2019	$1,634,427	$(12,962)	$1,621,465
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Business Combination	Cleco
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Fair Value Accounting	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Disclosures about Segments	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco Holdings and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco’s condensed consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through March 31, 2019. For more information about the Cleco Cajun Transaction, see Note 2 — “Business Combination.”

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this quarterly report should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,724	$9,505
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	532	536
Total current	5,456	11,241
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Cajun’s defense fund	709	—
Cleco Power’s future storm restoration costs	15,665	15,391
Cleco Power’s charitable contributions	2,421	2,753
Cleco Power’s rate credit escrow	240	505
Total non-current	19,056	18,670
Total restricted cash and cash equivalents	$24,512	$29,911

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,724	$9,505
Charitable contributions	1,200	1,200
Rate credit escrow	532	536
Total current	5,456	11,241
Non-current
Future storm restoration costs	15,665	15,391
Charitable contributions	2,421	2,753
Rate credit escrow	240	505
Total non-current	18,326	18,649
Total restricted cash and cash equivalents	$23,782	$29,890

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2018, to March 31, 2019, was due to Cleco Katrina/Rita using $10.4 million for scheduled storm recovery bond principal payments and $0.9 million for related interest payments, partially offset by collections of $5.5 million net of administration fees.
As part of the Cleco Cajun Transaction, Cleco acquired restricted cash of $0.7 million to be used by Cleco Cajun’s cooperative customers for defense funds in the event of potential takeovers. There is no further obligation of Cleco with respect to such expenses, including the replenishment of the fund.

Leases
Cleco accounts for leases in accordance with accounting guidance effective January 1, 2019. For more information on this guidance, see Note 3 — “Recent Authoritative Guidance.”
Cleco determines if a contract is a lease at its inception. If a contract is determined to be a lease, Cleco recognizes an ROU asset and lease liability at the commencement date based on the present value of lease payments over the lease term. The present value of the lease payments is determined by using the implicit interest rate if readily determinable. Cleco’s incremental borrowing rate for a term similar to the duration of the lease based on information available at the commencement date is used if the implicit interest rate is not readily determinable.
Cleco recognizes ROU assets and lease liabilities for leasing arrangements with terms greater than one year. Except for the marine transportation asset class, Cleco accounts for lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Cleco’s marine transportation contracts, which include barges and towboats, contain non-lease components, such as maintenance and labor. Cleco allocates the consideration in these contracts between lease and non-lease components based on estimates of fair value from third parties that typically execute leases for this class of assets.
Expense for a lessee operating lease is recognized as a single lease cost on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the leased asset’s function. Income for a lessor operating lease is recognized as a single lease income item on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the lease asset’s function.

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

Risk Management
Market price risk is inherent in Cleco Power and Cleco Cajun’s fuel supply, generation, and customer supply activities. This includes changes in interest rates and commodity market prices, inclusive of solid and natural gas fuel costs, electricity, transmission, and transportation. Cleco’s Energy Market Risk Management Policy authorizes the use of various derivative instruments, including exchange traded futures and option contracts, forward purchase and sales contracts, and swap transactions to reduce exposure to fluctuations in the price of power, FTRs, and natural gas. Cleco evaluates derivatives and hedging activities to determine whether the market risk-sensitive instruments and positions are required to be marked-to-market.
Cleco Power may also enter into risk mitigating positions that would not meet the requirements of a normal-purchase, normal-sale transaction in order to attempt to mitigate the volatility in customer fuel costs. These positions would be marked-to-market with the resulting gain or loss recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets as a component of energy risk management assets or liabilities. Such gain or loss would be deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When these positions close, actual gains or losses would be included in the FAC and reflected on customers’ bills as a component of the fuel charge. For Cleco Cajun, FTRs are marked-to-market with the resulting unrealized gain or loss recorded on the income statement as a component of power purchase expense and on the balance sheet as a component of energy risk management assets or liabilities. When these positions close, realized gains or losses are included in power purchase expense or electric operations income, and the expense is reflected in customers’ bills. For more information on FTRs, see Note 7 — “Fair Value Accounting — Commodity Contracts.” There were no open natural gas positions at March 31, 2019, or December 31, 2018.
Cleco and Cleco Power purchase FTRs in auctions facilitated by MISO. The majority of these FTRs are purchased in annual auctions during the second quarter, but additional FTRs may be purchased in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving customer load. FTRs are not designated as hedging instruments for accounting purposes.
FTRs are recorded at their estimated fair value when purchased. Each accounting period, Cleco adjusts the carrying value of FTRs to their estimated fair value based on the most recent MISO FTR auction prices.
Cleco monitors credit risk exposure through review of counterparty credit quality and counterparty credit exposure. Cleco manages counterparty credit risk exposure by establishing appropriate credit limits with counterparties and

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

requiring contractual guarantees, cash deposits, or letters of credit from counterparties, as deemed necessary. Cleco Power and Cleco Cajun have agreements in place with various counterparties that may authorize transaction netting and contract payments to mitigate credit risk of transactions.
Cleco and Cleco Power may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Note 2 — Business Combination
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in NRG South Central. This acquisition will enable Cleco to significantly increase the scale of its operations in Louisiana. As a result, Cleco Cajun indirectly owns:

•	a 176-MW natural-gas-fired generating station located in Sterlington, Louisiana,

•	a 220-MW natural-gas-fired facility and a 210-MW natural-gas-fired peaking facility, both located in Jarreau, Louisiana,

•	a 580-MW coal-fired generating facility, a 540-MW natural-gas-fired generating station, and 58% of a 588-MW coal-fired generating station all located in New Roads, Louisiana,

•	225 MW of a 300-MW natural-gas-fired peaking facility located in Jennings, Louisiana,

•	a 1,263-MW natural-gas-fired generating station located in Deweyville, Texas (the Cottonwood Plant),

•	wholesale contracts to provide electricity and capacity to nine Louisiana cooperatives, five municipalities across Arkansas, Louisiana, and Texas, and one investor-owned utility,

•	transmission assets, which consist of equipment and land required to connect the generation stations and the wholesale customers to the transmission grid, and

•	current assets consisting of cash, inventory, receivables and other miscellaneous assets.

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

Regulatory Matters
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the transaction was conditioned upon certain commitments, including holding Cleco Power ratepayers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings debt by 2024, of which $66.7 million is required in 2019; and a $4.0 million annual reduction to Cleco Power’s retail customer rates. For more information about the debt and rate reduction commitments, see Note 8 — “Debt” and Note 6 — “Regulatory Assets and Liabilities,” respectively.

Louisiana Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and Louisiana Department of Environmental Quality against Louisiana Generating related to Big Cajun II-Unit 3. Entergy, as co-owner of Big Cajun II-Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy will be determined by ongoing litigation and negotiations. NRG South Central estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset.
Prior to the Cleco Cajun Transaction, NRG South Central was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. Management is unable to estimate any potential losses that Cleco Cajun may ultimately be responsible for with respect to any one of these matters in the event of a negative outcome. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses associated with matters that existed as of the closing date, including pending litigation.

Accounting for the Cleco Cajun Transaction
As consideration for all of the outstanding membership interest in NRG South Central, Cleco paid cash of approximately $962.2 million, which represents the $1.0 billion acquisition price net of working capital and other adjustments of $37.8 million.
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to the Company’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction. Also in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million. All other terms remained the same. Also in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
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

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Cleco Cajun accounted for the Cleco Cajun Transaction as a business combination, and accordingly, the assets acquired and liabilities assumed were recorded on Cleco’s Condensed Consolidated Balance Sheet as of February 4, 2019, at their estimated fair values as follows:

Preliminary Purchase Price Allocation
(THOUSANDS)	AT FEB. 4, 2019
Current assets
Cash and cash equivalents	$146,494
Customer and other accounts receivable	48,401
Fuel inventory	22,060
Materials and supplies	25,659
Energy risk management assets	4,193
Other current assets	10,000
Non-current assets
Property, plant, and equipment, net	727,906
Prepayments	36,222
Restricted cash and cash equivalents	707
Intangible assets	102,500
Other deferred charges	132
Total assets acquired	1,124,274
Current liabilities
Accounts payable	35,456
Taxes payable	723
Energy risk management liabilities	242
Other current liabilities	14,243
Non-current liabilities
Accumulated deferred federal and state income taxes, net	6,744
Deferred lease revenue	61,900
Intangible liabilities	31,900
Asset retirement obligations	10,789
Operating lease liability	107
Total liabilities assumed	162,104
Total purchase price consideration	$962,170

The fair values of Cleco Cajun’s acquired assets and assumed liabilities were determined based on significant estimates and assumptions, including projected future cash flows and discount rates reflecting risk inherent in those future cash flows. There were also estimates made to determine the expected useful lives of each class of assets acquired.
On the date of the acquisition, preliminary fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. The preliminary fair value of intangible assets of $102.5 million and intangible liabilities of $7.8 million was reflected in the preliminary purchase price allocation. The valuation of the acquired intangible assets and liabilities was estimated by applying the differential cash flows approach, which is based upon discounted projected future cash flows associated with the underlying contracts. The power supply agreement intangible assets and liabilities are being amortized to Electric operations over the remaining term of the applicable agreements.
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. The preliminary fair value of the LTSA was estimated by applying the differential cash flows approach. An intangible liability of $24.1 million was reflected in the preliminary purchase price allocation and is being amortized using the straight-line method over the estimated remaining life of the

LTSA of seven years. The amortization is included as a reduction to the acquired LTSA prepayments.
On the date of the acquisition, the preliminary fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy was estimated by applying the differential cash flows approach. Deferred lease revenue of $61.9 million was reflected in the preliminary purchase price allocation and is being amortized over the term of the lease agreement. The amortization is included in Other operations revenue.
The net increase in Accumulated deferred federal and state income taxes, net represents the differences between the preliminary assigned fair values of assets acquired and their related preliminary income tax basis.
The valuations performed in the first quarter of 2019 to assess the fair value of certain assets acquired and liabilities assumed are considered preliminary as a result of the short time period between the closing of the acquisition and the end of the first quarter of 2019. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the acquisition as more information becomes available. The significant assets and liabilities for which preliminary valuation amounts are recognized at March 31, 2019, include the fair value of property, plant, and equipment, intangible assets and liabilities, deferred lease revenue, and asset retirement obligations. The preliminary amounts recognized are subject to revision until valuations are completed and to the extent that additional information becomes available about the facts and circumstances that existed as of the acquisition date. Cleco expects these final valuations and assessments will be completed by the end of 2019, which may affect the purchase price allocation.

Pro forma Impact of the Cleco Cajun Transaction
The following table includes the unaudited pro forma financial information reflecting the consolidated results of operations of Cleco as if the Cleco Cajun Transaction had taken place on January 1, 2018. The pro forma net income was adjusted to exclude nonrecurring transaction related expenses of $3.9 million and $1.6 million for the three months ended March 31, 2019, and 2018, respectively.
The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved had the transaction taken place on the dates indicated, or the future consolidated results of operations of the combined companies.

Unaudited Pro Forma Financial Information
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Operating revenue, net	$381,796	$393,181
Net income	$32,986	$32,637

Note 3 — Recent Authoritative Guidance
In February 2016, FASB amended the guidance to account for leases. Effective January 1, 2019, Cleco adopted the amended guidance using the optional transition method that allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption, apply the new disclosure requirements beginning in the period of adoption, and continue to present comparative period information as required under previous guidance.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

In addition, Cleco elected the transition practical expedient that permits an entity to not reassess prior conclusions about lease identification, lease classification, and initial direct costs under the new standard, as well as the practical expedient that permits entities to not assess existing land easements under the new standard.
Adoption of this standard resulted in the recognition of ROU assets and lease liabilities for Cleco and Cleco Power’s operating leases of $16.1 million and $15.9 million, respectively. There was no impact to retained earnings as a result of adopting this standard. Adoption of this standard did not materially impact the Registrants’ results of operations or liquidity, and their accounting for finance leases is substantially unchanged. For more information on Cleco’s lease obligations, see Note 4 — “Leases.”
In June 2016, FASB amended the guidance for the measurement of credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses. The adoption of this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Management is evaluating the impact that the adoption of this guidance will have on the results of operations, financial condition, or cash flows of the registrants.

Note 4 — Leases
Cleco maintains operating and finance leases in its ordinary course of business activities.
Effective January 1, 2019, Cleco adopted new guidance which requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. A lease is deemed to exist when the right to control the use of identified property, plant, or equipment is conveyed through a contract for a certain period of time and consideration is paid. For more information on the new guidance, see Note 3 — “Recent Authoritative Guidance.” For more information on how leases are identified, see Note 1 — “Summary of Significant Accounting Policies — Leases.”

Operating Leases
Cleco Power leases utility systems from two municipalities and one non-municipal public body. The first municipal lease has a term of 10 years and expires on August 11, 2021. The second municipal lease has a term of 10 years and expires on May 13, 2028. The non-municipal lease has a term of 27 years and expires on July 31, 2039. Each utility system lease contains fixed and variable components, as well as provisions for extensions.
Cleco Power has leases for 200 railcars for coal transportation. One lease for 115 railcars expires on March 31, 2021, and the other lease for 85 railcars expires on March 31, 2020. Cleco Cajun has a lease for 135 railcars for coal transportation, which commenced in February 2019 and is a short-term lease with an initial term of 12 months. This short-term lease renews for additional one-month terms unless Cleco Cajun chooses to terminate. Cleco reassesses its need for the railcars upon the expiration of each term. Cleco pays a monthly rental fee per car. The railcar leases do not contain contingent rent payments.
Cleco Power has leases for three towboats in order to transport petroleum coke to Madison Unit 3. Each of the towboat leases has a term of 10 years and expires on March 31, 2028. Under these agreements, the rates are adjusted annually per the Producer Price Index. Each lease contains provisions for a five-year extension.
Cleco and Cleco Power’s remaining operating leases provide for office and operating facilities, office equipment, and tower rentals.
The following is a schedule by year of future minimum lease payments due under Cleco and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of March 31, 2019:

(THOUSANDS)	CLECO POWER	CLECO
Nine months ending Dec. 31, 2019	$4,598	$4,773
Years ending Dec. 31,
2020	5,918	5,952
2021	4,593	4,626
2022	3,225	3,256
2023	3,201	3,229
Thereafter	25,150	25,172
Total minimum lease payments	$46,685	$47,008
Less: amount representing interest	31,678	31,689
Present value of net minimum operating lease payments	$15,007	$15,319
Current liabilities	$3,518	$3,685
Non-current liabilities	11,489	11,634

The following table is a summary of expected operating lease payments for Cleco and Cleco Power at December 31, 2018:

(THOUSANDS)	CLECO HOLDINGS	CLECO POWER	TOTAL
Year ending Dec. 31,
2019	$120	$4,030	$4,150
2020	—	3,890	3,890
2021	—	2,789	2,789
2022	—	1,239	1,239
2023	—	1,214	1,214
Thereafter	—	7,235	7,235
Total operating lease payments	$120	$20,397	$20,517

Finance Lease
In April 2018, Cleco Power entered into an agreement with Savage Inland Marine for 42 barges used to transport petroleum coke through March 2033. The agreement meets the accounting definition of a finance lease.
The barge lease rate contains both a fixed and variable component, of which the latter is adjusted every third anniversary of the agreement for estimated executory costs. If the barges are idle, the lessor is required to attempt to sublease the barges to third parties with the revenue reducing Cleco Power’s lease payment. This agreement contains a provision for early termination upon the occurrence of any one of four cancellation events.
For the three months ended March 31, 2019, Cleco Power paid $0.7 million in lease payments and received $0.3 million of revenue from subleases.
The following is an analysis of the leased property under the finance lease:

(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Barges	$16,800	$16,800
Less: accumulated amortization	1,120	840
Net finance lease	$15,680	$15,960

The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of March 31, 2019:

(THOUSANDS)
Nine months ending Dec. 31, 2019	$1,653
Years ending Dec. 31,
2020	2,203
2021	2,203
2022	2,203
2023	2,203
2024	2,203
Thereafter	17,674
Total minimum lease payments	30,342
Less: amount representing interest	14,058
Present value of net minimum lease payments	$16,284
Current liabilities	$572
Non-current liabilities	$15,712

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of December 31, 2018:

(THOUSANDS)
Years ending Dec. 31,
2019	$2,611
2020	2,611
2021	2,611
2022	2,611
2023	2,611
Thereafter	23,655
Total minimum lease payments	36,710
Less: executory costs	5,817
Net minimum lease payments	30,893
Less: amount representing interest	14,475
Present value of net minimum lease payments	$16,418
Current liabilities	$557
Non-current liabilities	$15,861

Additional Lessee Disclosures
Cleco and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following table reflects total lease costs for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED MAR. 31, 2019
(THOUSANDS)	CLECO POWER	CLECO
Finance lease cost
Amortization of ROU assets	$280	$280
Interest on lease liabilities	417	417
Operating lease cost	1,081	1,136
Variable lease cost	162	162
Total lease cost	$1,940	$1,995

The following table presents additional information related to Cleco and Cleco Power’s operating and finance leases as of and for the three months ended March 31, 2019:

(THOUSANDS)	BALANCE SHEET LINE ITEM	CLECO POWER	CLECO
Supplemental balance sheet information
ROU assets
Operating	Right of use assets	$15,007	$15,327
Finance	Property, plant, and equipment	15,680	15,680
Total ROU assets		$30,687	$31,007
Current lease liabilities
Operating	Other current liabilities	$3,518	$3,685
Finance	Long-term debt and finance leases due within one year	572	572
Non-current lease liabilities
Operating	Operating lease liability	11,489	11,634
Finance	Long-term debt and finance leases, net	15,712	15,712
Total lease liabilities		$31,291	$31,603

(THOUSANDS)		CLECO POWER	CLECO
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,014	$1,065
Operating cash flows from finance leases		$417	$417
Financing cash flows from finance leases		$134	$134
ROU assets obtained in exchange for new lease liabilities		$—	$132

Other supplemental information
Operating leases
Weighted-average remaining lease term		7.4 years	7.4 years
Weighted-average discount rate		4.38%	4.37%
Finance leases
Weighted-average remaining lease term		14 years	14 years
Weighted-average discount rate		10.18%	10.18%

Lessor Agreements
Upon the closing of the Cleco Cajun Transaction, Cleco assumed two lessor contracts leasing land to farmers for a term of one year. Both of these lessor contracts are classified as operating leases. For more information on the Cleco Cajun Transaction, see Note 2 — “Business Combination.”

Cottonwood Sale Leaseback Agreement
Upon closing the Cleco Cajun Transaction, the Cottonwood Sale Leaseback was executed. Under the terms of the lease, NRG Energy will operate the plant, incur all costs, and receive all revenues from the operations of the plant. Cottonwood Energy will receive fixed lease payments of $40.0 million per year and certain variable payments for LTSA costs paid by NRG Energy on behalf of Cleco. Cleco may terminate the lease contract under specific circumstances stated in the lease contract. The residual value under the Cottonwood Sale Leaseback is expected to be recovered through sales of power generation from the plant. The residual value of the Cottonwood Plant has been determined using the plant’s estimated economic life.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback was as follows:

(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2019
Fixed payments	$6,667
Variable payments	3,151
Total lease income	$9,818

The remaining minimum lease payments to be received under the Cottonwood Sale Leaseback are as follows:

(THOUSANDS)
Nine months ending Dec. 31, 2019	$30,000
Years ending Dec. 31,
2020	40,000
2021	40,000
2022	40,000
2023	40,000
Thereafter	56,666
Total payments	$246,666

Depreciation expense associated with Cleco’s property under the Cottonwood Sale Leaseback was $3.4 million for the three months ended March 31, 2019. Cleco calculated depreciation on a straight-line basis over the useful life of the asset. Property associated with the Cottonwood Sale Leaseback was as follows:

(THOUSANDS)	AT MAR. 31, 2019
Gross property, plant, and equipment	$484,766
Less: accumulated depreciation	3,370
Net property, plant, and equipment	$481,396

Note 5 — Revenue Recognition

Revenue from Contracts with Customers

Retail Utility Revenue
Cleco’s revenue from contracts with customers is generated primarily from Cleco Power’s regulated revenue from retail residential, commercial, and industrial customers. Cleco recognizes retail revenue from these contracts as a series, and progress towards satisfaction of the performance obligation is measured using an output method based on kWh delivered. Accordingly, revenue from electricity sales is recognized as energy is delivered to the customer. Cleco bills retail customers, based on rates regulated by the LPSC, on a monthly basis with payments generally due within 20 days of the invoice date.
Included in Cleco’s retail revenue is unbilled electric revenue, which represents the amount customers will be billed for services rendered from the last meter reading to the end of the respective accounting period. Cleco uses actual customer energy consumption data available from AMI to calculate unbilled revenue. Also included in Cleco’s retail revenue is electric customer credits, which primarily represents the accrued estimated refunds to Cleco Power’s retail customers for the tax related benefits of the TCJA.

Wholesale Revenue
Wholesale revenue is generated primarily through the sale of energy and capacity to cooperatives, municipalities, and the MISO transmission provider. Cleco also enters into transactions through MISO for spot energy sales which are transacted in the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. The electricity revenue performance obligations, representing both energy and capacity, are satisfied as a series of performance obligations, and progress towards satisfaction of the performance obligations are measured using an output method. The energy performance obligation measure of progress is based on kWh delivered. The capacity performance obligation measure of progress is based on time elapsed and will be recognized each month as Cleco’s generating units stand ready to deliver electricity to the customer. Cleco recognizes wholesale revenue, inclusive of both performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice. Cleco Power charges its wholesale customers market based rates that are subject to FERC’s triennial market power analysis.

Transmission Revenue
Transmission revenue is earned under a tariff with MISO. The performance obligation of transmission service is satisfied as service is provided. Revenue is recognized upon delivery of the transmission service. Cleco Power’s revenue from the transmission of electricity is recorded based on a FERC-approved annual formula rate mechanism. This mechanism provides for an annual filing of revenue requirements with rates effective June 1 of each year.

Other Revenue
Other revenue from contracts with customers, which is not a significant source of Cleco’s revenue, includes Cleco Power’s Teche Unit 3 SSR revenue and connection or other fees. The performance obligation under these contracts is satisfied and revenue is recognized as control of the products is delivered or services are rendered.

Revenue Unrelated to Contracts with Customers
Cleco’s energy-related transactions with the following characteristics, qualify as derivative contracts and are recorded pursuant to derivatives and hedging accounting guidance: a) their value is based on the notional amount or payment provisions of an underlying asset; b) they require no or a diminutive initial net investment; and c) their terms require or permit net settlement.
Cleco Cajun’s other revenue includes fixed lease payments and certain variable payments for costs paid by NRG Energy on behalf of Cleco. For more information on the Cottonwood lease agreement, see Note 4 — “Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”

Disaggregated Revenue
Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a new reportable segment. For more information on the transaction, see Note 2 — “Business Combinations.”

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Operating revenue, net for the three months ended March 31, 2019, and 2018, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31, 2019
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$87,148		$—		$—		$—	$87,148
Commercial (1)	65,380		—		—		—	65,380
Industrial (1)	37,870		—		—		—	37,870
Other retail (1)	3,681		—		—		—	3,681
Surcharge	5,321		—		—		—	5,321
Electric customer credits	(8,160)		—		—		—	(8,160)
Total retail revenue	191,240		—		—		—	191,240
Wholesale, net	55,546	(1)	58,191		(2,420)	(2)	—	111,317
Transmission	12,579		8,727		—		—	21,306
Other	6,851	(3)	(26)		2		—	6,827
Affiliate (4)	300		—		26,535		(26,835)	—
Total revenue from contracts with customers	266,516		66,892		24,117		(26,835)	330,690
Revenue unrelated to contracts with customers
Other	2,229	(5)	11,267	(6)	—		—	13,496
Total revenue unrelated to contracts with customers	2,229		11,267		—		—	13,496
Operating revenue, net	$268,745		$78,159		$24,117		$(26,835)	$344,186
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $4.4 million of other miscellaneous fee revenue and $2.4 million of Teche Unit 3 SSR revenue at Cleco Power.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Includes realized gains associated with FTRs of $4.8 million and the reversal of the Lost Contribution to Fixed Cost revenue of ($2.6) million.
(6) Includes $9.8 million in lease revenue related to the Cottonwood Sale Leaseback and $1.4 million of deferred lease revenue amortization.

	FOR THE THREE MONTHS ENDED MAR. 31, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$91,390	$—		$—	$91,390
Commercial (1)	66,695	—		—	66,695
Industrial (1)	37,386	—		—	37,386
Other retail (1)	3,801	—		—	3,801
Surcharge	5,238	—		—	5,238
Electric customer credits	(7,647)	—		—	(7,647)
Total retail revenue	196,863	—		—	196,863
Wholesale, net (1)	43,830	(2,420)	(2)	—	41,410
Transmission	17,644	—		—	17,644
Other (3)	7,690	1		—	7,691
Affiliate	208	15,669		(15,877)	—
Total revenue from contracts with customers	266,235	13,250		(15,877)	263,608
Revenue unrelated to contracts with customers
Other	13,152	—		—	13,152
Total revenue unrelated to contracts with customers	13,152	—		—	13,152
Operating revenue, net	$279,387	$13,250		$(15,877)	$276,760
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $3.2 million of Teche Unit 3 SSR revenue, net of $1.9 million of reserves for capital expenditures and other miscellaneous fee revenue.

Cleco has unsatisfied performance obligations with durations ranging between one and fifteen years that primarily relate to stand-ready obligations as part of fixed capacity minimums. Cleco has elected to not disclose the value of unsatisfied performance obligations as part of its application of the right to invoice practical expedient.

Note 6 — Regulatory Assets and Liabilities
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

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

discontinuance of the application of the authoritative guidance on regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Regulatory assets (liabilities)
Deferred taxes, net	$(154,651)	$(155,537)
Mining costs	637	1,274
Interest costs	4,146	4,208
AROs	3,238	3,099
Postretirement costs	138,388	140,245
Tree trimming costs	9,463	9,069
Training costs	6,358	6,396
Surcredits, net (1)	289	289
AMI deferred revenue requirement	3,545	3,681
Emergency declarations	2,560	2,980
Production operations and maintenance expenses	11,458	12,245
AFUDC equity gross-up (1)	72,622	71,952
Acadia Unit 1 acquisition costs	2,204	2,230
Financing costs	7,830	7,923
Coughlin transaction costs	930	938
Corporate franchise tax, net	(231)	1,416
Non-service cost of postretirement benefits	5,925	4,629
Energy efficiency	(324)	2,585
Accumulated deferred fuel	17,179	20,112
Other, net	(7,884)	(4,979)
Total regulatory assets, net	$123,682	$134,755
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at March 31, 2019, and December 31, 2018, respectively. All other assets are earning a return on investment.

The following table summarizes Cleco’s net regulatory assets and liabilities:

(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Total Cleco Power regulatory assets, net	$123,682	$134,755
Cleco 2016 Merger adjustments (1)
Fair value of long-term debt	136,589	138,701
Postretirement costs	18,891	19,387
Financing costs	8,193	8,279
Debt issuance costs	6,149	6,252
Total Cleco regulatory assets, net	$293,504	$307,374
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

In December 2018, Cleco Power filed a letter of intent with the LPSC to recover the accumulated decrease in revenues, also known as the Lost Contribution to Fixed Cost (LCFC), associated with the energy efficiency programs. On March 28, 2019, Cleco Power received communication from the LPSC indicating denial of the request. As a result, Cleco Power reversed the $2.6 million regulatory asset that was accrued at December 31, 2018, and recorded a $0.3 million regulatory liability for the LCFC revenue recovered in Cleco Power’s energy efficiency rates effective March 1, 2019.
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the Cleco Cajun Transaction was

conditioned upon certain commitments, including a $4.0 million annual reduction to Cleco Power’s retail customer rates. Cleco Power began accruing for this reduction in February 2019 and will continue accruing this reduction until July 1, 2019, at which time it will become part of the FRP rate adjustment. At March 31, 2019, Cleco Power had $0.7 million accrued for the rate reduction.

Note 7 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2019, and December 31, 2018, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2019		AT DEC. 31, 2018
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,277,216	$3,327,937	$2,889,631	$2,859,924
* The carrying value of long-term debt does not include deferred issuance costs of $13.5 million at March 31, 2019, and $10.3 million at December 31, 2018.

Cleco Power
	AT MAR. 31, 2019		AT DEC. 31, 2018
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,390,627	$1,539,270	$1,400,930	$1,517,152
* The carrying value of long-term debt does not include deferred issuance costs of $8.1 million at March 31, 2019, and $8.3 million at December 31, 2018.

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
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Cleco
	CLECO CONSOLIDATED FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$109,848	$—	$109,848	$—	$133,722	$—	$133,722	$—
FTRs	9,171	—	—	9,171	23,355	—	—	23,355
Total assets	$119,019	$—	$109,848	$9,171	$157,077	$—	$133,722	$23,355
Liability description
FTRs	$1,361	$—	$—	$1,361	$468	$—	$—	$468
Total liabilities	$1,361	$—	$—	$1,361	$468	$—	$—	$468

Cleco Power
	CLECO POWER FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$43,918	$—	$43,918	$—	$55,900	$—	$55,900	$—
FTRs	5,684	—	—	5,684	23,355	—	—	23,355
Total assets	$49,602	$—	$43,918	$5,684	$79,255	$—	$55,900	$23,355
Liability description
FTRs	$872	$—	$—	$872	$468	$—	$—	$468
Total liabilities	$872	$—	$—	$872	$468	$—	$—	$468

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Beginning balance	$22,887	$7,044
Unrealized (losses) gains*	(1,917)	1,617
Purchases	5,237	371
Settlements	(18,397)	(4,749)
Ending balance	$7,810	$4,283
* Unrealized (losses) gains are reported through Accumulated deferred fuel on the condensed consolidated balance sheet for Cleco Power and through Fuel used for electric generation on the condensed income statement for Cleco Cajun.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Beginning balance	$22,887	$7,044
Unrealized (losses) gains*	(2,939)	1,617
Purchases	1,286	371
Settlements	(16,422)	(4,749)
Ending balance	$4,812	$4,283
* Unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions as of March 31, 2019, and December 31, 2018:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2019	$9,171	$1,361	RTO auction pricing	FTR price - per MWh	$(3.31)	$8.00
FTRs at Dec. 31, 2018	$23,355	$468	RTO auction pricing	FTR price - per MWh	$(4.40)	$15.10

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2019	$5,684	$872	RTO auction pricing	FTR price - per MWh	$(3.31)	$8.00
FTRs at Dec. 31, 2018	$23,355	$468	RTO auction pricing	FTR price - per MWh	$(4.40)	$15.10

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

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

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
At March 31, 2019, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $85.2 million, $5.5 million, and $19.1 million, respectively, at March 31, 2019, and $103.8 million, $11.2 million, and $18.7 million, respectively, at December 31, 2018. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $20.1 million, $5.5 million, and $18.3 million, respectively, at March 31, 2019, and $26.1 million, $11.2 million, and $18.6 million, respectively, at December 31, 2018. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
Cleco Power and Cleco Cajun’s FTRs were priced using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most recent seasonal auction prices is used for monthly valuation. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction.
During the three months ended March 31, 2019, and the year ended December 31, 2018, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2019, and December 31, 2018:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2019	AT DEC. 31, 2018
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$9,171	$23,355
Current	Energy risk management liabilities	1,361	468
Commodity-related contracts, net		$7,810	$22,887

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2019	AT DEC. 31, 2018
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$5,684	$23,355
Current	Energy risk management liabilities	872	468
Commodity-related contracts, net		$4,812	$22,887

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2019, and 2018:

Cleco
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2019	2018
Commodity contracts
FTRs(1)	Electric operations	$5,209	$13,099
FTRs(1)	Power purchased for utility customers	(3,324)	(513)
Total		$1,885	$12,586
(1) For the three months ended March 31, 2019, unrealized losses associated with FTRs for Cleco Power of $2.9 million were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2018, unrealized gains associated with FTRs of $1.6 million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2019	2018
Commodity contracts
FTRs(1)	Electric operations	$5,206	$13,099
FTRs(1)	Power purchased for utility customers	(1,983)	(513)
Total		$3,223	$12,586
(1) For the three months ended March 31, 2019, unrealized losses associated with FTRs of $2.9 million were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2018, unrealized gains associated with FTRs of $1.6 million were reported through Accumulated deferred fuel on the balance sheet.

The total volume of FTRs that Cleco Power had outstanding at March 31, 2019, and December 31, 2018, was 3.4 million MWh and 8.7 million MWh, respectively. In connection with the Cleco Cajun Transaction, Cleco acquired

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

FTRs. The total volume of FTRs that Cleco had outstanding at March 31, 2019, and December 31, 2018, was 5.3 million MWh and 8.7 million MWh, respectively.

Note 8 — Debt
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement (Acquisition Debt). Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to the Company’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction. Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco, including repayment of $400.0 million of Cleco Holdings’ debt prior to December 31, 2024. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$132,300
2021	$200,000
2022	$266,700
2023	$332,300
2024	$400,000

Also in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million. All other terms remained the same. In addition, in connection with the Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on the Cleco Holdings’ credit facility. At March 31, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility.

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Cleco does not expect to make any contributions to the pension plan in 2019. Cleco Power is the plan sponsor and Support Group is the plan administrator.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other expense within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and other benefits cost for the three months ended March 31, 2019, and 2018 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018	2019	2018
Components of periodic benefit costs
Service cost	$2,067	$2,393	$288	$338
Interest cost	5,650	5,183	400	357
Expected return on plan assets	(6,622)	(5,938)	—	—
Amortizations
Prior period service credit	(18)	(18)	—	—
Net loss (gain)	1,875	2,960	(45)	5
Net periodic benefit cost	$2,952	$4,580	$643	$700

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for both the three months ended March 31, 2019, and 2018, was $0.5 million.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2019, and 2018, was $0.7 million and $0.8 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at March 31, 2019, and December 31, 2018, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Current	$4,130	$4,130
Non-current	$35,805	$36,325

Cleco Power
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Current	$3,584	$3,584
Non-current	$31,274	$31,694

SERP
Certain Cleco officers are covered by SERP. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust. The life insurance policies issued on SERP participants designate the rabbi trust as the beneficiary.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

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
The non-service components of net periodic benefit cost related to SERP are included in Other expense within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net SERP for the three months ended March 31, 2019, and 2018 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Components of periodic benefit costs
Service cost	$113	$105
Interest cost	825	760
Amortizations
Prior period service credit	(35)	(35)
Net loss	392	585
Net periodic benefit cost	$1,295	$1,415

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for both the three months ended March 31, 2019, and 2018, was $0.3 million.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2019, and December 31, 2018, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Current	$4,478	$4,478
Non-current	$73,736	$73,936

Cleco Power
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Current	$930	$930
Non-current	$12,009	$12,025

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2019, and 2018 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
401(k) Plan expense	$2,267	$2,063

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2019, and 2018 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
401(k) Plan expense	$930	$402

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three months ended March 31, 2019, and 2018:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
	2019	2018
Effective tax rate	22.6%	20.9%

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2019	2018
Effective tax rate	23.0%	23.5%

For the three months ended March 31, 2019, and 2018, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to permanent tax differences; the flowthrough of tax benefits, including AFUDC equity; and state tax expense.

Net Operating Loss
For the 2019 tax year, Cleco is expected to create approximately $561.2 million and $113.8 million of federal and state net operating losses, respectively, primarily due to the Cleco Cajun Transaction.
The federal net operating loss may be carried forward indefinitely, and state net operating loss carryforwards will begin to expire in 2039.
Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments and utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At March 31, 2019, and December 31, 2018, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the three months ended March 31, 2019, and 2018, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At March 31, 2019, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2019, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
The federal income tax years that remain subject to examination by the IRS are 2015, 2016, and 2017.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Cleco participates in the IRS’s Compliance Assurance Process in which financial results are examined and agreed upon prior to filing the federal consolidated tax return.
The state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2015, 2016, and 2017.
Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2019, and 2018, no penalties were recognized.

Note 11 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Cleco Cajun.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, two transmission interconnection facility subsidiaries, an investment subsidiary, and a subsidiary formed to facilitate the Cleco Cajun Transaction. Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a new reportable segment. For more information on the transaction, see Note 2 — “Business Combinations.”
The financial results in the following tables are presented on an accrual basis. The historical segment information was not recast because the Cleco Cajun segment only consists of the newly acquired business. There were no other changes to Cleco’s existing reportable segments. Management evaluates the performance of its segment and allocates resources to it based on segment profit and the requirements to implement new strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services.

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MAR. 31,
2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$257,175	$58,194	$(2,420)	$—	$312,949
Other operations	19,430	19,965	2	—	39,397
Affiliate revenue	300	—	26,535	(26,835)	—
Electric customer credits	(8,160)	—	—	—	(8,160)
Operating revenue, net	$268,745	$78,159	$24,117	$(26,835)	$344,186
Depreciation and amortization	$42,377	$5,410	$2,069	$—	$49,856
Interest income	$994	$254	$417	$(174)	$1,491
Interest charges, net	$17,145	$—	$17,028	$(174)	$33,999
Federal and state income tax expense (benefit)	$7,998	$3,529	$(5,540)	$(1)	$5,986
Net income (loss)	$26,712	$11,056	$(17,210)	$(1)	$20,557
Additions to property, plant, and equipment	$81,040	$1,530	$1,109	$—	$83,679
Equity investment in investees	$18,172	$—	$—	$—	$18,172
Goodwill	$1,490,797	$—	$—	$—	$1,490,797
Total segment assets	$5,857,223	$1,043,253	$585,647	$(66,954)	$7,419,169

2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$264,631	$(2,420)	$—	$262,211
Other operations	22,195	1	—	22,196
Affiliate revenue	208	15,669	(15,877)	—
Electric customer credits	(7,647)	—	—	(7,647)
Operating revenue, net	$279,387	$13,250	$(15,877)	$276,760
Depreciation and amortization	$40,388	$2,119	$—	$42,507
Interest income	$641	$190	$(48)	$783
Interest charges, net	$17,656	$13,549	$(48)	$31,157
Federal and state income tax expense (benefit)	$7,997	$(5,135)	$—	$2,862
Net income (loss)	$26,004	$(15,142)	$(1)	$10,861
Additions to property, plant, and equipment	$63,343	$790	$—	$64,133
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,839,853	$633,756	$(36,795)	$6,436,814
(1) Balances as of December 31, 2018

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Note 12 — Regulation and Rates
At March 31, 2019, Provision for rate refund on Cleco and Cleco Power’s Consolidated Balance Sheets consisted primarily of $39.3 million for the estimated refund for the tax-related benefits from the TCJA, $1.9 million for potential reductions to the transmission ROE, and $2.1 million for the cost of service savings refunds.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of March 31, 2019, Cleco Power had $1.9 million accrued for potential ROE reductions. For more information on the ROE complaints, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

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
Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. On October 31, 2017, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2017, which indicated that no refund was due as a result of the FRP and $1.2 million was due as a result of the cost of service savings from the 2016 Merger Commitments. Cleco Power expects the LPSC to approve the 2017 FRP monitoring report in the fourth quarter of 2019. The $1.2 million cost of service savings from the 2016 Merger Commitments were refunded in September 2018.
On October 31, 2018, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2018, which indicated that no refund was due as a result of the FRP and $1.2 million of cost of service savings refunds are due to be returned to eligible customers. On December 21, 2018, Cleco Power responded to the first set of data requests for the 2018 monitoring report. At March 31, 2019, Cleco Power had $2.1 million accrued for the cost of service savings refund.

TCJA
On February 21, 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. As a result of the tax rate reduction, Cleco Power began accruing an estimated reserve on January 1, 2018. At March 31, 2019, Cleco Power had $39.3 million accrued for the estimated federal tax-related benefits from the TCJA.
On October 26, 2018, the LPSC Staff approved a final rule that would require utilities to adjust formula rates the earlier of January 31, 2019, or the next date required for implementation of compliance rate changes under the normal operation of the FRP. Cleco Power filed its report with the LPSC on December 3, 2018, describing its methodology for TCJA refunds and related items, including the allocation of such refunds among jurisdictional customers. On January 31, 2019, Cleco Power filed an application with the LPSC requesting the implementation of rate reductions and modifications of certain tariffs resulting from TCJA to be effective July 1, 2019. Cleco Power also requested to reduce the annual FRP rate, effective July 1, 2019, by the amount accrued for the change in tax rates at June 30, 2019. Cleco Power recommended a rate redesign, allowing the change in the statutory corporate tax rate to be applied only to residential customers in order to reduce customer bills. Cleco Power also requested to address the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its next FRP, which will be filed by July 1, 2019, with anticipated new rates being effective July 1, 2020. All items requested in the January 31, 2019, application are subject to LPSC review and approval prior to implementation. Cleco Power expects the LPSC to approve the application in the first half of 2020.

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution could be implemented to mitigate reliability issues. One mitigating factor identified was Cleco Power’s Terrebonne to Bayou Vista Transmission project. The Terrebonne to Bayou Vista project was completed in April 2019. Cleco Power received a termination notice, effective April 30, 2019, and filed paperwork to withdraw the filed Attachment Y to comply with the settlement agreement. Cleco Power operated Teche Unit 3 as an SSR unit from April 2017 until April 2019.
After the end of the final SSR agreement, which was terminated on April 30, 2019, Cleco Power expects Teche Unit 3 to be available to run until the estimated 2021 in-service date of Bayou Vista to Segura Transmission project, at which time, Cleco Power does not expect to offer the unit into MISO, barring any grid or customer reliability issues or other similar reasons. At March 31, 2019, Cleco Power had $6.0 million accrued for the net capital refund for capital expenditures paid for by third parties. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for their portion of the capital refund.

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

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2019, consisted of its equity investment of $18.2 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(1,100)	(1,100)
Total equity investment in investee	$18,172	$18,172

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Oxbow’s net assets/liabilities	$36,345	$36,345
Cleco Power’s 50% equity	$18,172	$18,172
Cleco Power’s maximum exposure to loss	$18,172	$18,172

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Operating revenue	$1,958	$863
Operating expenses	1,958	863
Income before taxes	$—	$—

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

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

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
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition, respectively. The fourth petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held in September 2016, and the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case in September 2017. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. On November 2, 2018, Cleco filed exceptions of no cause of action and res judicata, seeking to dismiss all claims. The District Court denied the exceptions on January 14, 2019. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

defendants removed the case to federal court on April 6, 2018. The new federal case is Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. 18-cv-153, U.S. District Court for the Eastern District of Texas. The allegations are essentially identical to those in the Bonin Case. On April 13, 2018, Cleco Power filed a motion to dismiss on the same grounds that previously were successful in the Bonin Case. The briefing on Cleco Power’s motion is complete, but the district court has not ruled on the motion or set a hearing date. On July 20, 2018, the district court entered an order consolidating the Addison Case with the Bonin Case. Management believes that both cases, as they relate to Cleco Power, have no merit. On August 28, 2018, the Judge entered an order requiring the Plaintiffs to file a more definitive statement to clarify the Plaintiffs’ claims. In response thereto, the Plaintiffs filed a Sixth Amended Petition on September 11, 2018. Cleco Power filed a response on October 3, 2018. All claims were dismissed against Cleco Power by ruling of the Judge on March 18, 2019.

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

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On March 13, 2018, Cleco Power received notice of an FAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017. The total amount of fuel expense included in the audit was $536.2 million. On August 31, 2018, LPSC Staff issued its audit report, which recommended no disallowance of fuel costs. On April 26, 2019, the report was approved by the LPSC. Cleco Power has FAC filings for January 2018 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On May 22, 2018, Cleco Power received notice of an EAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017, and Cleco Power has responded to several sets of data requests. The total amount of environmental expense included in this audit is $30.7 million. Periods subsequent to December 31, 2017, are also subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to this audit. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through Attachment O of the MISO tariff and certain grandfathered agreements. These rates are subject to periodic audits by FERC. On March 13, 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, to the present. Cleco Power has responded to several sets of data requests. A final report is expected in the third quarter of 2019. Management is unable to determine the outcome or timing of the audit.

Transmission ROE
A complaint was filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaint sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%.
The complaint, filed in February 2015, was for the period February 2015 through May 2016. In June 2016, an ALJ issued an initial decision in the second rate case docket

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

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
As of March 31, 2019, Cleco Power had $1.9 million accrued for potential ROE reductions. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Louisiana Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and Louisiana Department of Environmental Quality against Louisiana Generating related to Big Cajun II-Unit 3. Entergy, as co-owner of Big Cajun II-Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy will be determined by ongoing litigation and negotiations. NRG South Central estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset.
Prior to the Cleco Cajun Transaction, NRG South Central was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. Management is unable to estimate any potential losses that Cleco Cajun may ultimately be responsible for with respect to any one of these matters in the event of a negative outcome. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses associated with matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2019, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $4.6 million and has accrued this amount.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $86.4 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement is not expected to terminate pursuant to its terms until 2036 and does not affect the amount the Registrants can borrow under their credit facilities. Currently, management

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

does not expect to be required to pay DHLC under this guarantee.
At March 31, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Other Commitments
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs. For more information about Cleco Cajun AROs, see Note 2 — “Business Combination.”

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
Cleco Power and Cleco Cajun are participants in the MISO market. Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have higher LMPs. Physical transmission constraints present in the MISO market could increase energy costs within pricing zones. Cleco Power and Cleco Cajun use FTRs to mitigate transmission congestion price risks. Changes to anticipated transmission paths may result in an unexpected increase in energy costs.

Note 15 — Affiliate Transactions
At March 31, 2019, Cleco has a payable of $3.1 million to Cleco Group for a federal income tax refund that was received by Cleco Holdings.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2019		AT DEC. 31, 2018
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$396	$574	$699	$88
Support Group	1,644	17,688	2,619	7,755
Cleco Cajun	6	12	—	—
Total	$2,046	$18,274	$3,318	$7,843

Note 16 — Intangible Assets and Liabilities
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but could have a life up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. At the date of the 2016 Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed on the date of the 2016 Merger. Cleco Katrina/Rita records amortization expenses based on actual collections.
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. The intangible assets related to the power supply agreements are amortized over the remaining life of each applicable contract ranging between 4 years and 16 years and the amortization is included in Electric operations.
As a result of the Cleco Cajun Transaction, preliminary fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of the acquired long-term wholesale power supply agreements. The preliminary fair value of intangible assets of $102.5 million and intangible liabilities of $7.8 million was reflected in the preliminary purchase price allocation. At the end of their life, these intangible assets and liabilities will have no residual value. These intangibles are amortized over the remaining life of each applicable contract of approximately six years. The amortization is included in Electric operations.
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. The preliminary fair value of the LTSA was estimated by applying the differential cash flows approach. An intangible liability of $24.1 million was reflected in the preliminary purchase price allocation and is being amortized using the straight-line method over the estimated remaining life of the LTSA of seven years. The amortization is included as a reduction to the acquired LTSA prepayments.
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$4,870	$4,485
Trade name	$64	$64
Power supply agreements	$5,190	$2,420
Intangible liabilities
LTSA	$(581)	$—
Power supply agreements	$(211)	$—

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018
Cleco Katrina/Rita right to bill and collect storm recovery charges	$4,870	$4,485

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco and Cleco Power:

Cleco
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Trade name	5,100	5,100
Power supply agreements	187,604	85,104
Total intangible assets carrying amount	263,298	160,798
Intangible liabilities
LTSA	$(24,100)	$—
Power supply agreements	(7,800)	—
Total intangible liability carrying amount	(31,900)	—
Total intangible assets carrying amount, net	231,398	160,798
Accumulated amortization	(85,824)	(76,491)
Net intangible assets subject to amortization	$145,574	$84,307

Cleco Power
(THOUSANDS)	AT MAR. 31, 2019	AT DEC. 31, 2018
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(161,314)	(156,444)
Net intangible assets subject to amortization	$16,223	$21,093

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
FOR THE THREE MONTHS ENDED MAR. 31, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN
Balances, beginning of period	$1,786
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	(135)
Balances, Mar. 31, 2019	$1,651

FOR THE THREE MONTHS ENDED MAR. 31, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(2,921)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	43
Balances, Mar. 31, 2018	$(2,878)

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(7,060)	$(6,122)	$(13,182)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	156	—	156
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2019	$(6,904)	$(6,058)	$(12,962)

	FOR THE THREE MONTHS ENDED MAR. 31, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,377)	$(5,306)	$(13,683)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	233	—	233
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2018	$(8,144)	$(5,242)	$(13,386)

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cleco uses its website, https://www.cleco.com, as a routine channel for distribution of important information, including news releases and financial information. Cleco’s website is the primary source of publicly disclosed news about Cleco. Cleco is providing the address to its website solely for informational purposes and does not intend for the address to be an active link. The contents of the website are not incorporated into this Quarterly Report on Form 10-Q.
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2019, and 2018.

OVERVIEW
Cleco is a regional energy company that, prior to the close of the Cleco Cajun Transaction, conducted substantially all of its business operations through its primary subsidiary, Cleco Power. As a result of the Cleco Cajun Transaction, Cleco now conducts substantially all of its business operations through its two primary subsidiaries:

•
Cleco Power, a regulated electric utility company that owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 291,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi; and

•
Cleco Cajun, an unregulated electric utility company that owns eight generating units with a net capacity of 3,555 MW and supplies wholesale power and capacity to nine Louisiana cooperatives, five municipalities across Arkansas, Louisiana, and Texas, and one investor-owned utility. The Cottonwood Sale Leaseback was entered into upon the close of the Cleco Cajun Transaction.

Cleco Cajun Transaction
On February 4, 2019, the Cleco Cajun Transaction was completed. For the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, Cleco Cajun is a new reportable segment. For more information on the transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combination.” Cleco’s condensed consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, until March 31, 2019.

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

and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Cleco Power’s current key initiatives are continuing construction on, start-up of, and commissioning of the St. Mary Clean Energy Center project and the Coughlin Pipeline project; beginning construction on the Bayou Vista to Segura Transmission project; implementing the START project; continuing the DSMART project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 47.6 net MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. Construction began in October 2016 and the unit is expected to be commercially operational in June 2019 at an estimated cost of $134.2 million. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. As of March 31, 2019, Cleco Power had spent $122.2 million on the project. Legal proceedings have been filed in connection with the St. Mary Clean Energy Center project. For more information about the ongoing litigation, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Dispute with Saulsbury Industries.”

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230-kilovolt transmission system for customers in south Louisiana. The project was placed in service in April 2019. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $64.2 million. As of March 31, 2019, Cleco Power had spent $60.4 million on the project, with the remaining costs relating to final construction and clean-up costs.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. In June 2017, the LPSC approved a regulatory asset to be established upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project until Cleco Power seeks recovery in the new FRP, which is anticipated to be effective July 1, 2020. Construction on the Coughlin Pipeline project began in September 2018. The project is expected to be completed in the third quarter of 2019 with an estimated cost of $32.7 million. As of March 31, 2019, Cleco Power had spent $25.4 million on the project.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 47 miles of 230kV transmission line, a 230/138kV substation and three substation expansions in south Louisiana. The project is expected to cost approximately $142.7 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. The project is currently in the early planning and engineering phase and is expected to begin construction in the fourth quarter of 2019, with the northern phase expected to be completed in the fourth quarter of 2020 and the southern phase expected to be completed in the fourth quarter of 2021. As of March 31, 2019, Cleco Power had spent $2.0 million on the project.

START Project
The START project includes replacement of and improvement to Cleco’s enterprise business applications. The project’s objectives are to gain efficiencies through consistent, industry-leading work processes and practices; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. The project is in the implementation phase. Management expects the project to be completed in the second quarter of 2019. The total estimated project cost is $147.5 million. As of March 31, 2019, Cleco had spent $134.8 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of March 31, 2019, Cleco Power had spent $0.2 million on the project.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019, and 2018

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue, net	$344,186	$276,760	$67,426	24.4%
Operating expenses	293,600	232,026	(61,574)	(26.5)%
Operating income	50,586	44,734	5,852	13.1%
Interest income	1,491	783	708	90.4%
Allowance for equity funds used during construction	5,688	2,363	3,325	140.7%
Other income (expense), net	2,777	(3,000)	5,777	192.6%
Interest charges	33,999	31,157	(2,842)	(9.1)%
Federal and state income tax expense	5,986	2,862	(3,124)	(109.2)%
Net income	$20,557	$10,861	$9,696	89.3%
Includes the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through March 31, 2019.

Operating revenue, net increased $67.4 million during the first quarter of 2019 compared to the first quarter of 2018 primarily due to $58.2 million of electric operations revenue and $20.0 million of other operations revenue at Cleco Cajun and $4.5 million of higher fuel cost recovery revenue at Cleco Power. These increases were partially offset by $11.9 million of lower base revenue at Cleco Power, and $2.8 million of lower other operations revenue at Cleco Power.
Operating expenses increased $61.6 million during the first quarter of 2019 compared to the first quarter of 2018 primarily due to $40.4 million of non-recoverable fuel and power purchased expenses, $14.5 million of other operations and maintenance, $5.4 million of depreciation and amortization, and $3.1 million of other taxes at Cleco Cajun. Additional increases of $3.0 million were due to expenses associated with the Cleco Cajun Transaction. These increases were partially offset by $8.7 million of lower other operations and maintenance expenses at Cleco Power.
Federal and state income tax expense increased $3.1 million during the first quarter of 2019 compared to the first quarter of 2018 primarily due to $1.8 million for the flowthrough of tax benefits, $1.8 million for the change in pretax income, excluding AFUDC equity, and $0.8 million for miscellaneous tax items. These increases were partially offset by $1.3 million to record tax expense at the consolidated projected annual effective tax rate.
The effective income tax rate for the first quarter of 2019 and 2018 was 22.6% and 20.9%, respectively. The estimated annual effective income tax rate used during the first quarter of 2019 and 2018 for Cleco may not be indicative of the full-year income tax rate.
Results of operations for Cleco Power and Cleco Cajun are more fully described below.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Cleco Power
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue
Base	$142,385	$154,321	$(11,936)	(7.7)%
Fuel cost recovery	114,790	110,310	4,480	4.1%
Electric customer credits	(8,160)	(7,647)	(513)	(6.7)%
Other operations	19,430	22,195	(2,765)	(12.5)%
Affiliate revenue	300	208	92	44.2%
Operating revenue, net	268,745	279,387	(10,642)	(3.8)%
Operating expenses
Recoverable fuel and power purchased	114,794	110,311	(4,483)	(4.1)%
Non-recoverable fuel and power purchased	8,991	9,864	873	8.9%
Other operations and maintenance	47,700	56,385	8,685	15.4%
Depreciation and amortization	42,377	40,388	(1,989)	(4.9)%
Taxes other than income taxes	9,978	11,918	1,940	16.3%
Total operating expenses	223,840	228,866	5,026	2.2%
Operating income	44,905	50,521	(5,616)	(11.1)%
Interest income	994	641	353	55.1%
Allowance for equity funds used during construction	5,688	2,363	3,325	140.7%
Other income (expense), net	268	(1,868)	2,136	114.3%
Interest charges	17,145	17,656	511	2.9%
Federal and state income tax expense	7,998	7,997	(1)	—%
Net income	$26,712	$26,004	$708	2.7%

Cleco Power’s net income in the first quarter of 2019 increased $0.7 million compared to the first quarter of 2018 primarily as a result of lower other operations and maintenance expense and higher allowance for equity funds used during construction. These increases were partially offset by lower base revenue.
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	787	858	(8.3)%
Commercial	582	612	(4.9)%
Industrial	490	507	(3.4)%
Other retail	31	34	(8.8)%
Total retail	1,890	2,011	(6.0)%
Sales for resale	619	672	(7.9)%
Total retail and wholesale customer sales	2,509	2,683	(6.5)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$56,104	$62,779	(10.6)%
Commercial	44,863	47,464	(5.5)%
Industrial	20,649	21,924	(5.8)%
Other retail	2,558	2,740	(6.6)%
Surcharge	5,321	5,238	1.6%
Total retail	129,495	140,145	(7.6)%
Sales for resale	12,890	14,176	(9.1)%
Total base revenue	$142,385	$154,321	(7.7)%

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

	FOR THE THREE MONTHS ENDED MAR. 31,
				CHANGE
	2019	2018	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	733	797	890	(8.0)%	(17.6)%
Cooling degree-days	108	199	78	(45.7)%	38.5%

Base
Base revenue decreased $11.9 million during the first quarter of 2019 compared to the first quarter of 2018 primarily due to $7.8 million of lower rates and $4.1 million related to lower usage from milder winter weather. Cleco Power’s revenues are expected to increase $16.0 million in 2020 due to the St. Mary Clean Energy Center project expected to become commercially operational in June 2019. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 77% of Cleco Power’s total fuel cost during the first quarter of 2019

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue decreased $2.8 million during the first quarter of 2019 compared to the first quarter of 2018 primarily related to $2.0 million of lower net transmission and distribution revenue and $0.4 million of lower generation revenue from the Teche Unit 3 SSR. For more information on the SSR payments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $8.7 million during the first quarter of 2019 compared to the first quarter of 2018 primarily due to $13.7 million of lower generation maintenance expenses. This decrease was partially offset by $2.0 million of higher compensation expenses, $1.9 million of higher outside services, and $1.0 million of higher customer service expenses.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $3.3 million during the first quarter of 2019 compared to the first quarter of 2018 primarily due to higher construction costs related to the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the START project, the Terrebonne to Bayou Vista Transmission project, and the Bayou Vista to Segura Transmission project.

Other Income (Expense), Net
Other income (expense), net increased $2.1 million during the first quarter of 2019 compared to the first quarter of 2018 primarily due to $3.8 million for a death benefit recognized on company-owned life insurance policies and $1.5 million of lower pension non-service costs. These increases were partially offset by $3.1 million for the decrease in cash surrender value of company-owned life insurance policies related to the recognized death benefit.

Cleco Cajun
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2019
Operating revenue
Electric operations	$58,194
Other operations	19,965
Operating revenue, net	78,159
Operating expenses
Fuel used for electric generation	9,922
Power purchased for utility customers	30,445
Other operations and maintenance	14,412
Depreciation and amortization	5,410
Taxes other than income taxes	3,145
Gain on sale of asset	(2)
Total operating expenses	63,332
Operating income	14,827
Interest income	254
Other (expense) income, net	(496)
Federal and state income tax expense	3,529
Net income	$11,056
From the closing of the Cleco Cajun Transaction on February 4, 2019, through March 31, 2019.

Significant factors affecting Cleco Cajun’s net income during the first quarter of 2019 from the closing of the Cleco Cajun Transaction on February 4, 2019, through March 31, 2019, are described below.

Operating Revenue
Operating revenue of $78.2 million for the first quarter of 2019 consisted of $58.2 million of electric operations revenue from wholesale customers, $9.8 million of lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback, and $8.4 million of transmission revenue. For more information on the Cottonwood Sale Leaseback agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”

Operating Expenses
Operating expenses of $63.3 million for the first quarter of 2019 consisted of $21.6 million of power purchased from MISO, $9.9 million of fuel expenses for generation, $8.7 million for generation operation and maintenance expenses, $8.6 million of MISO transmission costs, $5.4 million of depreciation and amortization, $5.3 million in general and administrative expenses, and $3.1 million primarily related to property taxes.

Income Taxes
Federal and state income tax expense of $3.5 million for the first quarter of 2019 includes $3.1 million for the change in pretax income and $0.6 million for miscellaneous tax items.
The effective income tax rate for the first quarter of 2019 was 24.2%. The estimated annual effective income tax rate used during the first quarter of 2019 for Cleco Cajun may not be indicative of the full-year income tax rate.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2019:

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
Cleco Power and Cleco Cajun participate in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules. At March 31, 2019, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. At March 31, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
As a result of a request by the LPSC, Cleco Power began accruing an estimated reserve for the change in the tax rates beginning January 1, 2018. At March 31, 2019, Cleco Power had $39.3 million accrued for the estimated tax-related benefits from the TCJA. On January 31, 2019, Cleco Power filed an application with the LPSC requesting the implementation of rate reductions and modifications of certain tariffs resulting from TCJA to be effective July 1, 2019. Cleco Power also requested to reduce the annual FRP rate, effective July 1, 2019, by the amount accrued for the change in tax rates as of June 30, 2019. Cleco Power recommended a rate redesign, allowing the change in the statutory corporate tax rate to be applied only to residential customers in order to reduce customer bills. Cleco Power also requested to address the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its next FRP, which will be filed by July 1, 2019, with anticipated new rates being effective July 1, 2020. All items requested in the January 31, 2019, application are subject to LPSC review and approval. Cleco Power is awaiting review and approval from the LPSC.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

At March 31, 2019, Cleco Power had a regulatory liability of $375.0 million for the portion of the net reduction to ADIT subject to regulatory treatment.
Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Fair Value Accounting.”

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

Debt

Cleco Consolidated
At March 31, 2019, and December 31, 2018, Cleco had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At March 31, 2019, Cleco’s long-term debt outstanding was $3.28 billion, of which $92.6 million was due within one year. The long-term debt due within one year at March 31, 2019, represents $66.7 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments, $21.2 million of principal payments for the Cleco Katrina/Rita storm recovery bonds, $4.1 million of fair value adjustments related to the 2016 Merger, and $0.6 million of finance lease payments. Long-term debt increased by $384.2 million from December 31, 2018, primarily due to the issuance of a $300.0 million bridge term loan agreement and a $100.0 million bank term loan on February 4, 2019, in connection with the Cleco Cajun Transaction. These increases were partially offset by $10.4 million for a scheduled payment made on Cleco Katrina/Rita storm recovery bonds, $3.2 million related to debt discount and expense, $2.1 million for amortization of long-term debt fair value adjustments related to the 2016 Merger, and $0.1 million of finance lease principal payments. For more information on Cleco’s debt, see Item 1, “Notes to the

Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.” For more information on the Cleco Cajun Transaction commitments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — Cleco Cajun Transaction Commitments.”
Cash and cash equivalents available at March 31, 2019, were $101.6 million combined with $440.5 million available credit facility capacity ($140.5 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $542.1 million. For more information on the credit facility capacity, see “— Credit Facilities.”
At March 31, 2019, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Fair Value Accounting.”
At March 31, 2019, and December 31, 2018, Cleco had a working capital surplus of $126.7 million and $185.9 million, respectively. The $59.2 million decrease in working capital is primarily due to:

•
a $71.5 million increase in long-term debt due within one year primarily due to $66.7 million required by the Cleco Cajun Transaction commitments to repay Cleco Holdings’ debt early and $4.1 million of fair value adjustments related to the 2016 Merger,

•	a $28.7 million increase in accrued interest primarily due to the timing of interest payments on long-term debt at Cleco Holdings and Cleco Power,

•	a $13.8 million decrease in accumulated deferred fuel, excluding Cleco Power FTRs, primarily due to the timing of collections,

•	an $8.5 million decrease in cash and cash equivalents,

•	an $8.2 million increase in provision for rate refund primarily due to the estimated refunds for the tax-related benefits of the TCJA,

•
a $7.3 million increase in other current liabilities primarily due to higher benefit expenses accrued, an operating lease liability recorded in accordance with amended lease accounting guidance, and additional liabilities incurred as a result of the Cleco Cajun Transaction, partially offset by the timing of payroll accruals,

•	a $7.1 million increase in taxes payable primarily due to accrual of property taxes, partially offset by lower provision for income taxes,

•	a $5.8 million decrease in restricted cash and cash equivalents, and

•	a $5.1 million decrease in unbilled revenue due to lower usage as a result of milder winter weather.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

These decreases in working capital were partially offset by:

•	a $44.3 million increase in customer accounts receivable primarily due to the Cleco Cajun Transaction,

•	a $25.9 million increase in materials and supplies inventory primarily due to the Cleco Cajun Transaction,

•
a $23.4 million increase in fuel inventory primarily due to inventory acquired in the Cleco Cajun Transaction and the seasonal operations of the Dolet Hills Power Station, partially offset by lower petroleum coke purchases at Cleco Power, and

•
an $8.6 million increase in other accounts receivable primarily due to the timing of revenue receipts, a receivable for life insurance death benefit, and higher receivables due to the Cleco Cajun Transaction, partially offset by lower receivables from joint owners at Cleco Power.

In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to the company’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction.
In connection with Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on the Cleco Holdings’ credit facility. At March 31, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility.

Cleco Holdings (Holding Company Level)
At March 31, 2019, and December 31, 2018, Cleco Holdings had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At March 31, 2019, Cleco Holding’s long-term debt outstanding was $1.88 billion, of which $70.8 million was due within one year. The long-term debt due within one year at March 31, 2019, represents $66.7 million principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments and $4.1 million of fair value adjustments related to the 2016 Merger.
At March 31, 2019, and December 31, 2018, Cleco Holdings had no borrowings outstanding under its $175.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021.
Cash and cash equivalents available at March 31, 2019, were $6.2 million, combined with $140.5 million credit facility capacity for total liquidity of $146.7 million. For more information on the credit facility capacity, see “— Credit Facilities.”

Cleco Power
At March 31, 2019, and December 31, 2018, Cleco Power had no short-term debt outstanding. Cleco Holdings and Cleco Power have uncommitted lines of credit with a bank that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At March 31, 2019, Cleco Power’s long-term debt outstanding was $1.40 billion, of which $21.8 million was due within one year. The long-term debt due within one year at March 31, 2019, represents $21.2 million of principal payments for the Cleco Katrina/Rita storm recovery bonds and $0.6 million of finance lease payments. For Cleco Power, long-term debt decreased $10.3 million from December 31, 2018, primarily due to a scheduled payment made on Cleco Katrina/Rita storm recovery bond.
At March 31, 2019, and December 31, 2018, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021.
Cash and cash equivalents available at March 31, 2019, were $22.5 million, combined with $300.0 million credit facility capacity for total liquidity of $322.5 million.
At March 31, 2019, and December 31, 2018, Cleco Power had a working capital surplus of $34.2 million and $62.3 million, respectively. The $28.1 million decrease in working capital is primarily due to:

•	a $16.9 million increase in accrued interest primarily due to the timing of interest payments on long-term debt,

•	a $13.8 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to the timing of collections,

•	a $10.4 million increase in affiliate accounts payable primarily due to an increase in payable to Cleco Holdings,

•	a $9.5 million decrease in cash and cash equivalents,

•	an $8.2 million increase in provision for rate refund primarily due to the estimated refunds for the tax-related benefits of the TCJA,

•	a $5.8 million decrease in restricted cash and cash equivalents,

•	a $5.1 million decrease in unbilled revenue due to lower usage as a result of milder winter weather,

•
a $3.8 million increase in other regulatory liabilities primarily due to the over collections of revenue related to the St. Mary Clean Energy Center project that will be returned to retail customers as part of the July 2019 FRP rate adjustment,

•
a $3.4 million decrease in other regulatory assets primarily due to the reversal of the accumulated loss contribution factor related to the Energy Efficiency program, the reversal of the contingent liability related to the inventory tax credits, and the amortization of regulatory assets, and

•	a $3.0 million decrease in cash surrender value of life insurance policies due to the payment of a death benefit.

These decreases in working capital were partially offset by:

•	a $24.7 million decrease in accounts payable, excluding FTR purchases, primarily due to a decrease in fuel costs, the

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

timing of payables, and the STIP payment in March 2019, partially offset by higher gas volumes and higher accruals of capital projects,

•	a $22.0 million decrease in taxes payable primarily due to lower provisions for income taxes, partially offset by higher accruals of property taxes,

•
a $7.7 million increase in other accounts receivable primarily due to the timing of revenue receipts and a receivable for life insurance death benefit, partially offset by lower receivables from joint owners, and

•	a $5.8 million increase in fuel inventory primarily due to the seasonal operations of the Dolet Hills Power Station, partially offset by lower petroleum coke purchases.

Credit Facilities
At March 31, 2019, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million and one for Cleco Power in the amount of $300.0 million, with a maximum aggregate capacity of $475.0 million.
In connection with the Cleco Cajun Transaction, on February 4, 2019, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. At March 31, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility. At March 31, 2019, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At March 31, 2019, Cleco Power had a $300.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. At March 31, 2019, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’

corporate credit rating is investment grade with one or more of the three credit rating agencies. At March 31, 2019, Cleco Holdings was not in compliance with the debt to EBITDA ratio provision; therefore, restricting the amount of distributions available. Cleco Holdings expects to be in compliance with the debt to EBITDA ratio provision by the fourth quarter of 2019 and does not expect to make distributions to Cleco Group until all provisions of the 2016 Merger Commitments are met. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At March 31, 2019, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $108.1 million and $88.0 million during the three months ended March 31, 2019, and 2018, respectively. Net cash provided by operating activities increased $20.1 million primarily due to:

•	higher net fuel and power purchase collections of $25.2 million primarily due to timing of collections and

•	lower pay out for employee benefits of $5.4 million.

These increases were partially offset by:

•	lower collections from customers of $9.6 million and

•	lower receipts of $8.1 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures.

Net Investing Cash Flow
Net cash used in investing activities was $892.7 million and $57.7 million during the three months ended March 31, 2019, and 2018, respectively. Net cash used in investing activities increased $835.0 million primarily due to:

•	payment for the acquisition of all the membership interest in NRG South Central of $962.2 million, net of cash received of $147.2 million and

•	higher additions to property, plant, and equipment, net of AFUDC, of $16.2 million.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Net Financing Cash Flow
Net cash provided by financing activities was $770.6 million and $20.1 million, respectively, during the three months ended March 31, 2019, and 2018. Net cash provided by financing activities increased $750.5 million primarily due to:

•	higher contributions from Cleco Group of $384.9 million,

•	higher issuances of long-term debt of $350.0 million, primarily related to the financing of the Cleco Cajun Transaction,

•	higher draws on Cleco’s credit facilities of $108.0 million, and

•	the absence of distributions to Cleco Group of $19.5 million.

These increases were partially offset by higher payments on Cleco’s credit facilities of $108.0 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $70.0 million and $99.3 million during the three months ended March 31, 2019, and 2018, respectively. Net cash provided by operating activities decreased $29.3 million primarily due to:

•	higher payments for affiliate settlements of $32.5 million,

•	lower collections from customers of $7.0 million, and

•	lower receipts of $8.5 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures.

These decreases were partially offset by higher net fuel and power purchase collections of $25.2 million primarily due to timing of collections.

Net Investing Cash Flow
Net cash used in investing activities was $75.1 million and $59.7 million during the three months ended March 31, 2019, and 2018, respectively. Net cash used in investing activities increased $15.4 million primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $14.4 million.

Net Financing Cash Flow
Net cash used in financing activities was $10.5 million during the three months ended March 31, 2019. Net cash provided by financing activities was $11.6 million during the three months ended March 31, 2018. Net cash used in financing activities increased $22.1 million primarily due to:

•	higher payments on Cleco Power’s credit facilities of $33.0 million and

•	the absence of $50.0 million issuance of the second tranche of senior notes in March 2018.

These increases were partially offset by:

•	higher draws on Cleco Power’s credit facilities of $33.0 million and

•	lower distributions to Cleco Holdings of $28.0 million.

Capital Expenditures
As a result of the Cleco Cajun Transaction, Cleco’s estimated capital expenditures increased to include Cleco Cajun’s estimated capital expenditures.

During the three months ended March 31, 2019, Cleco and Cleco Cajun had capital expenditures, excluding AFUDC, of $78.0 million and $1.5 million, respectively.
Cleco Cajun’s estimated capital expenditures for the nine months ending December 31, 2019, and for the remainder of the five-year period ending December 31, 2023, excluding AFUDC, are $30.0 million and $106.0 million, respectively. Cleco’s estimated capital expenditures and debt maturities for the nine months ending December 31, 2019, and for the remainder of the five-year period ending December 31, 2023, excluding AFUDC, are $269.0 million and $2.31 billion, respectively. For more information on Cleco and Cleco Power’s estimated capital expenditures for 2019 and the five-year period ending December 31, 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Cleco expects cash and cash equivalents on hand in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements. For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit, in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and on-balance sheet guarantees, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks due to a physical or cyberattack, or other event could significantly disrupt operations; cause harm to the public or

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. In addition, the Cleco Cajun Transaction could increase the risk associated with cybersecurity that could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows including phishing attacks, denial of service attacks, and employee insider attacks. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Transformation Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each quarter, management provides cybersecurity updates to Cleco’s Board of Managers. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Technology and Terrorism Threats” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power could then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or FRP. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines. For a discussion of other Cleco environmental matters, see Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
On May 2, 2019, Louisiana Generating notified the EPA and the Louisiana Department of Environmental Quality that it has elected not to Retrofit (as such term is defined in the Consent Decree) Big Cajun II, Unit 1.

Retail Rates of Cleco Power

Fuel Rates
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. For more information on the FAC and the most recent fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the ongoing environmental audit covering January 1, 2016, through December 31, 2017, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

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
In September 2017, the LPSC extended Phase I for an additional year. Cleco Power began recovery of approximately $3.3 million for estimated costs for the fourth program year beginning January 1, 2018. Also in September 2017, the LPSC approved a motion for additional energy efficiency program funds for the exclusive benefit of school districts, local governments, state agencies, and higher education institutions or any other public entities (political subdivision). The recovery of approximately $3.3 million annually for estimated costs for the political subdivision program began on January 1, 2018. On December 19, 2018, the LPSC extended Phase I for an additional year. The LPSC staff has begun to work on Phase II rules.
In November 2017, the LPSC initiated an audit on the first two program years to consider all program costs. Cleco Power has responded to the two sets of data requests on the energy efficiency audit. On December 6, 2018, Cleco Power received the LPSC’s preliminary audit report, which concluded that the costs were reasonable and prudent, and eligible for recovery consistent with the Energy Efficiency Rules. Cleco Power expects the LPSC to approve the report in the second quarter of 2019.
Utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. In December 2018, Cleco Power filed a letter of intent with the LPSC to recover the accumulated decrease in revenues. On March 28, 2019, the LPSC Staff denied Cleco Power’s request.

MISO Cost Benefit Analysis
Cleco Power entered into MISO in 2013. Within five years of joining MISO, the LPSC required Cleco Power to conduct a study of the costs and benefits of its membership in MISO.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

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
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. For more information about the ROE complaints, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”
For information about the risks associated with Cleco Power’s participation in MISO, see Part I, Item 1A, “Risk Factors — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
For information on transmission rates of Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Transmission, Distribution, and Generation Projects
Cleco Power is currently involved in the Bayou Vista to Segura transmission project as well as the DSMART project. Cleco Power is also involved in the St. Mary Clean Energy Center project, which is a waste heat generating unit, and the Coughlin Pipeline project. For information on these projects, see “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
For information on Cleco Power’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
A NERC Reliability Standards audit is conducted every three years. Cleco Power’s next NERC Reliability Standards audit is scheduled to begin in October 2019. The Cleco Cajun NERC Reliability Standards audit occurred during April 2019. There were no violations or areas of concern discovered during this audit.
A NERC Critical Infrastructure Protection audit is also conducted every three years. A NERC Critical Infrastructure Protection audit was conducted in February 2017. There were three violations associated with the February 2017 audit. Cleco Power has completed the mitigation plans for the violations. The SPP RE has approved two of the mitigation plans. The third mitigation plan has been transferred to SERC Reliability Corporation (SERC) due to the dissolution of the SPP RE. SERC continues to analyze Cleco Power’s mitigation plan.
Cleco Power’s next NERC Critical Infrastructure Protection audit is scheduled to begin in 2020. Management is unable to predict the final outcome of the remaining violation, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Cleco Cajun’s next NERC Critical Infrastructure Protection audit is scheduled to begin in June 2019. Management is unable to predict the outcome of any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, on October 20, 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. On February 20, 2018, Cleco Power filed the data assumptions to be used in its IRP analysis. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholder meeting was held on April 5, 2018. Comments from the stakeholders were filed on June 5, 2018. Cleco Power responded to multiple sets of data requests. Cleco Power filed a draft IRP report on January 29, 2019. A second stakeholder meeting was held on February 28, 2019. Comments from stakeholders were received on April 30, 2019. Cleco Power expects to file the final IRP report no later than August 30, 2019, with final LPSC approval expected in early 2020.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. Cleco Power’s next municipal franchise expires in July 2021. For more information on franchises, see Part I, Item 1, “Business Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
For more information on Cleco’s critical accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK OVERVIEW
Market price risk is inherent in Cleco Power and Cleco Cajun’s fuel supply, generation, and customer supply activities. This includes changes in interest rates and commodity market prices, inclusive of solid and natural gas fuel costs, electricity, transmission, and transportation.
Cleco Power and Cleco Cajun evaluate derivatives and hedging activities to determine whether market risk-sensitive instruments and positions are required to be marked-to-market. For Cleco Power, when positions close, actual gains or losses are included in the FAC and reflected on customers’ bills as a component of the FAC. For Cleco Cajun, when positions close, actual gains or losses are reflected as electric operations income or power purchase expense.
Cleco’s exposure to market risk, as discussed below, represents an estimate of possible changes in the fair value or future earnings that would occur, assuming possible future movements in the interest rates and commodity prices of power, FTRs, natural gas, coal, and other components of variable margin. Management’s views on market risk are not necessarily indicative of actual results, nor do they represent the maximum possible gains or losses. The views do represent, within the parameters disclosed, what management estimates may happen.

Cleco monitors credit risk exposure through review of counterparty credit quality and counterparty credit exposure. Cleco manages counterparty credit risk exposure by establishing appropriate credit limits with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties, as deemed necessary. Cleco Power and Cleco Cajun have agreements in place with various counterparties that may authorize transaction netting and contract payments to mitigate credit risk of transactions.
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

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

credit facilities based on the highest rating held. For more information, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”

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
At March 31, 2019, Cleco Holdings had no variable-rate debt outstanding under its $175.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At March 31, 2019, Cleco Holdings had $700.0 million long-term variable rate bank term loans outstanding. One bank term loan has $300.0 million outstanding at an interest rate of LIBOR plus 1.250%, for an all-in interest rate of 3.75% at March 31, 2019. Two other bank term loans have total balances of $400.0 million outstanding, at interest rates of 1.625%, for all-in interest rates of 4.125% at March 31, 2019. The weighted average rate for all outstanding term loan debt was 3.964%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $7.0 million.
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
Cleco Power and Cleco Cajun provide fuel for generation and purchase power to meet the power demands of customers. Cleco Power may enter into positions to mitigate the volatility in customer fuel costs, as encouraged by various LPSC orders. Cleco Cajun may enter into positions to manage variable margin. For Cleco Power, these positions would be marked-to-market with the resulting gain or loss recorded on the balance sheet as a component of the accumulated deferred fuel asset or liability and a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in the FAC and reflected in customers’ bills as a component of the fuel charge. For Cleco Cajun, these positions would be marked-to-market with the resulting gain or loss recorded on the income statement as a component of power purchase expense and on the balance sheet as a component of the energy risk management assets or liabilities. When these positions close, actual gains or losses would be included in power purchase expense or electric operations income, and the expense would be reflected in customers’ bills. There were no open natural gas positions at March 31, 2019.

Cleco Power and Cleco Cajun purchase FTRs in auctions facilitated by MISO. The majority of these FTRs are purchased in annual auctions during the second quarter, but additional FTRs may be purchased in monthly auctions. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving customer load. FTRs are not designated as hedging instruments for accounting purposes. Cleco Power and Cleco Cajun record FTRs at their estimated fair value when purchased. Each accounting period, the carrying value of FTRs is adjusted to their estimated fair value based on the most recent MISO FTR auction prices.
At March 31, 2019, Cleco Power’s Condensed Consolidated Balance Sheets reflected open FTR positions of $5.7 million in Energy risk management assets and $0.9 million in Other current liabilities. At March 31, 2019, Cleco’s Condensed Consolidated Balance Sheets reflected open FTR positions of $9.2 million in Energy risk management assets and $1.4 million in Other current liabilities. For more information on FTRs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Fair Value Accounting — Commodity Contracts.”

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
At March 31, 2019, Cleco Power had no variable-rate debt outstanding.
At March 31, 2019, Cleco Power had no debt outstanding under its $300.0 million credit facility. The borrowing costs under the Cleco Power credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Please refer to “— Commodity Price Risks” for a discussion of controls, transactions, VaR, and market value maturities associated with Cleco Power’s energy commodity activities.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of March 31, 2019. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in NRG South Central. Cleco is evaluating changes to processes and other components of internal controls over financial reporting of Cleco Cajun as part of its ongoing integration activities, and as a result, controls will be periodically changed. For more information on the transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combination.”
There have been no other changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting. The Registrants are in the process of implementing a new enterprise business application during the second quarter of 2019. The Registrants have followed a system implementation process that required significant pre-implementation planning, design, and testing. The Registrants are currently performing post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed.

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the 2018 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

CLECO
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2019 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 13, 2019