Form 10-Q
period 2019-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2019-08-13
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or
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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments
Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434 of which a performance report must be filed annually by October 31 for the 12 months ending June 30

401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC (formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings) and its subsidiaries
Cleco Cajun Transaction
The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback.

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
Consent Decree
The Consent Decree, entered March 5, 2013, in Civil Action No. 09-100-JJB-DLD, US District Court for the Middle District of Louisiana, by and among the EPA, the LDEQ, and Louisiana Generating relating to Big Cajun II, Unit 1, New Roads, Louisiana

Cottonwood Energy
Cottonwood Energy Company LP, a wholly owned subsidiary of Cleco Cajun. Prior to the closing of the Cleco Cajun Transaction on February 4, 2019, Cottonwood Energy was an indirect subsidiary of South Central Generating.

Cottonwood Plant	Cleco Cajun’s 1,263-MW, natural-gas-fired generating station located in Deweyville, Texas
Cottonwood Sale Leaseback
A lease agreement executed and delivered between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it no later than May 2025.

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
ROE	Return on Equity
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage caused by hurricanes and other storms or severe drought conditions; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs or fuel supply costs, shortages, solid fuel and natural gas transportation problems, or other developments; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

•	reliance on third parties for determination of Cleco’s commitments and obligations to markets for generation resources and reliance on third-party fuel transportation and transmission services,

•
global and domestic economic conditions, including the ability of customers to continue paying their utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, and inflation rates,

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

•	the ability to recover costs of compliance with environmental laws and regulations, including those through Cleco Power’s EAC,

•	financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,

•
changing market conditions and a variety of other factors associated with physical energy, financial transactions, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,

•	changes in commodity prices and related factors, particularly related to natural gas,

•	legal, environmental, and regulatory delays and other obstacles associated with acquisitions, reorganizations, investments in joint ventures, or other capital projects,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,

•
changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of tax positions, or changes in other regulatory policies that may result in a change to tax benefits or expenses,

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the 2016 Merger Commitments,

•	Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	the ability to successfully modify, implement, or transition Cleco’s legacy enterprise business applications into new systems,

•	credit ratings of Cleco Holdings and Cleco Power,

•	Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	workforce factors, including aging workforce, changes in management, and unavailability of skilled employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$365,466	$294,213
Other operations	42,367	18,685
Gross operating revenue	407,833	312,898
Electric customer credits	(9,960)	(13,637)
Operating revenue, net	397,873	299,261
Operating expenses
Fuel used for electric generation	109,145	77,562
Power purchased for utility customers	68,637	50,154
Other operations and maintenance	64,970	49,580
Depreciation and amortization	51,535	41,807
Taxes other than income taxes	15,600	11,326
Merger transaction and commitment costs	796	5,123
Gain on sale of asset	(6)	—
Total operating expenses	310,677	235,552
Operating income	87,196	63,709
Interest income	1,275	1,427
Allowance for equity funds used during construction	5,518	3,224
Other expense, net	(1,122)	(2,947)
Interest charges
Interest charges, net	37,898	32,957
Allowance for borrowed funds used during construction	(2,058)	(1,048)
Total interest charges	35,840	31,909
Income before income taxes	57,027	33,504
Federal and state income tax expense	12,281	7,665
Net income	$44,746	$25,839
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018
Net income	44,746	$25,839
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $52 in 2019 and tax expense of $87 in 2018)	(147)	247
Total other comprehensive (loss) income, net of tax	(147)	247
Comprehensive income, net of tax	$44,599	$26,086
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$678,416	$556,424
Other operations	81,764	40,881
Gross operating revenue	760,180	597,305
Electric customer credits	(18,120)	(21,284)
Operating revenue, net	742,060	576,021
Operating expenses
Fuel used for electric generation	213,199	144,578
Power purchased for utility customers	128,736	103,313
Other operations and maintenance	125,705	104,718
Depreciation and amortization	101,391	84,314
Taxes other than income taxes	29,470	23,584
Merger transaction and commitment costs	5,786	7,070
Gain on sale of asset	(8)	—
Total operating expenses	604,279	467,577
Operating income	137,781	108,444
Interest income	2,767	2,211
Allowance for equity funds used during construction	11,206	5,587
Other income (expense), net	1,655	(5,947)
Interest charges
Interest charges, net	74,014	64,988
Allowance for borrowed funds used during construction	(4,175)	(1,921)
Total interest charges	69,839	63,067
Income before income taxes	83,570	47,228
Federal and state income tax expense	18,267	10,528
Net income	$65,303	$36,700
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018
Net income	$65,303	$36,700
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $100 in 2019 and tax expense of $102 in 2018)	(282)	290
Total other comprehensive (loss) income, net of tax	(282)	290
Comprehensive income, net of tax	$65,021	$36,990
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Assets
Current assets
Cash and cash equivalents	$116,077	$110,175
Restricted cash and cash equivalents	10,692	11,241
Customer accounts receivable (less allowance for doubtful accounts of $1,144 in 2019 and $814 in 2018)	109,519	50,043
Other accounts receivable	33,087	27,196
Unbilled revenue	43,221	35,314
Fuel inventory, at average cost	102,555	82,836
Materials and supplies, at average cost	119,864	92,671
Energy risk management assets	17,080	23,355
Accumulated deferred fuel	38,619	20,112
Cash surrender value of company-/trust-owned life insurance policies	83,349	80,391
Prepayments	10,369	7,911
Regulatory assets	22,142	22,461
Other current assets	11,700	1,256
Total current assets	718,274	564,962
Property, plant, and equipment
Property, plant, and equipment	4,551,632	3,728,477
Accumulated depreciation	(369,549)	(303,727)
Net property, plant, and equipment	4,182,083	3,424,750
Construction work in progress	410,799	354,045
Total property, plant, and equipment, net	4,592,882	3,778,795
Equity investment in investee	18,172	18,172
Goodwill	1,490,797	1,490,797
Prepayments	20,285	2,251
Operating lease right of use assets	14,618	—
Restricted cash and cash equivalents	18,911	18,670
Note receivable	15,521	15,829
Regulatory assets	413,720	425,330
Intangible assets	161,639	84,307
Other deferred charges	40,192	37,701
Total assets	$7,505,011	$6,436,814
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt and finance leases due within one year	$91,572	$21,128
Accounts payable	175,447	156,589
Accounts payable - affiliate	3,174	—
Customer deposits	60,213	61,736
Provision for rate refund	54,611	35,842
Taxes payable, net	59,763	43,674
Interest accrued	16,333	15,828
Energy risk management liabilities	5,185	468
Regulatory liabilities - other	12,523	2,496
Deferred compensation	11,388	10,753
Other current liabilities	54,816	30,536
Total current liabilities	545,025	379,050
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	636,484	608,030
Postretirement benefit obligations	250,367	249,264
Regulatory liabilities - other	—	2,496
Regulatory liabilities - deferred taxes, net	149,461	155,537
Restricted storm reserve	15,909	15,485
Deferred lease revenue	54,464	—
Intangible liabilities	35,378	—
Asset retirement obligations	22,727	6,881
Operating lease liabilities	10,746	—
Other deferred credits	23,974	20,846
Total long-term liabilities and deferred credits	1,199,510	1,058,539
Long-term debt and finance leases, net	3,185,815	2,874,485
Total liabilities	4,930,350	4,312,074
Commitments and contingencies (Note 14)
Member’s equity	2,574,661	2,124,740
Total liabilities and member’s equity	$7,505,011	$6,436,814
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019		2018
Operating activities
Net income	$65,303		$36,700
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	115,408		92,756
Unearned compensation expense	2,356		2,005
Allowance for equity funds used during construction	(11,206)		(5,587)
Deferred lease revenue	(3,835)		—
Deferred income taxes	15,313		5,691
Deferred fuel costs	(3,531)		(26,339)
Cash surrender value of company-/trust-owned life insurance	(2,958)		(248)
Changes in assets and liabilities
Accounts receivable	(23,241)		(8,309)
Unbilled revenue	(7,907)		(10,083)
Fuel inventory and materials and supplies	560		6,500
Prepayments	(9,210)		329
Accounts payable	8,343		306
Accounts payable - affiliate	3,174		—
Customer deposits	3,367		6,746
Provision for merger commitments	(1,444)		(1,847)
Postretirement benefit obligations	722		1,998
Regulatory assets and liabilities, net	8,904		7,917
Other deferred accounts	(2,591)		1,612
Taxes accrued	16,028		22,621
Interest accrued	505		1,321
Risk management assets and liabilities, net	8,032		—
Other operating	4,168		1,719
Net cash provided by operating activities	186,260		135,808
Investing activities
Additions to property, plant, and equipment	(151,463)		(135,702)
Allowance for equity funds used during construction	11,206		5,587
Reimbursement for property loss	93		1,223
Issuance of note receivable	—		(16,800)
Return of investment in company-owned life insurance	1,891		—
Return of equity investment in tax credit fund	1,625		2,775
Payment to acquire business, net of cash acquired	(814,969)		—
Other investing	623		672
Net cash used in investing activities	(950,994)		(142,245)
Financing activities
Draws on credit facilities	108,000		—
Payments on credit facilities	(108,000)		—
Issuances of long-term debt	400,000		50,000
Repayment of long-term debt	(10,382)		(9,700)
Payment of financing costs	(3,919)		—
Contributions from member	384,900		—
Distributions to member	—		(39,900)
Other financing	(271)		(828)
Net cash provided by (used in) financing activities	770,328		(428)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	5,594		(6,865)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	140,086	(1)	152,202
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$145,680	(2)	$145,337
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018
Supplementary cash flow information
Interest paid, net of amount capitalized	$67,639	$60,528
Income taxes paid, net	$—	$272
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$39,527	$40,011
Incurrence of finance lease obligation - barges	$—	$16,800
(1) Includes cash and cash equivalents of $110,175, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,670.
(2) Includes cash and cash equivalents of $116,077, current restricted cash and cash equivalents of $10,692, and non-current restricted cash and cash equivalents of $18,911.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Mar. 31, 2018	$2,069,376	$21,263	$(2,878)	$2,087,761
Distributions to member	—	(20,400)	—	(20,400)
Net income	—	25,839	—	25,839
Other comprehensive income, net of tax	—	—	247	247
Balances, June 30, 2018	$2,069,376	$26,702	$(2,631)	$2,093,447

Balances, Mar. 31, 2019	$2,069,376	$459,035	$1,651	$2,530,062
Net income	—	44,746	—	44,746
Other comprehensive loss, net of tax	—	—	(147)	(147)
Balances, June 30, 2019	$2,069,376	$503,781	$1,504	$2,574,661

Balances, Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
Distributions to member	—	(39,900)	—	(39,900)
Net income	—	36,700	—	36,700
Other comprehensive income, net of tax	—	—	290	290
Balances, June 30, 2018	$2,069,376	$26,702	$(2,631)	$2,093,447

Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
Contribution from member	—	384,900	—	384,900
Net income	—	65,303	—	65,303
Other comprehensive loss, net of tax	—	—	(282)	(282)
Balances, June 30, 2019	$2,069,376	$503,781	$1,504	$2,574,661
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$265,924	$296,633
Other operations	15,404	18,685
Affiliate revenue	337	220
Gross operating revenue	281,665	315,538
Electric customer credits	(8,693)	(13,637)
Operating revenue, net	272,972	301,901
Operating expenses
Fuel used for electric generation	86,235	77,562
Power purchased for utility customers	18,486	50,154
Other operations and maintenance	42,914	50,950
Depreciation and amortization	39,330	39,720
Taxes other than income taxes	10,561	10,913
Total operating expenses	197,526	229,299
Operating income	75,446	72,602
Interest income	867	1,313
Allowance for equity funds used during construction	5,518	3,224
Other expense, net	(1,127)	(2,302)
Interest charges
Interest charges, net	19,428	19,155
Allowance for borrowed funds used during construction	(2,058)	(1,048)
Total interest charges	17,370	18,107
Income before income taxes	63,334	56,730
Federal and state income tax expense	13,978	13,710
Net income	$49,356	$43,020
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018
Net income	$49,356	$43,020
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $45 in 2019 and $94 in 2018)	129	267
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2019 and $22 in 2018)	64	64
Total other comprehensive income, net of tax	193	331
Comprehensive income, net of tax	$49,549	$43,351
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$523,100	$561,264
Other operations	34,833	40,880
Affiliate revenue	637	428
Gross operating revenue	558,570	602,572
Electric customer credits	(16,853)	(21,284)
Operating revenue, net	541,717	581,288
Operating expenses
Fuel used for electric generation	180,366	144,578
Power purchased for utility customers	48,140	103,313
Other operations and maintenance	90,614	107,332
Depreciation and amortization	81,707	80,109
Taxes other than income taxes	20,538	22,831
Total operating expenses	421,365	458,163
Operating income	120,352	123,125
Interest income	1,860	1,953
Allowance for equity funds used during construction	11,206	5,587
Other expense, net	(859)	(4,171)
Interest charges
Interest charges, net	38,690	37,684
Allowance for borrowed funds used during construction	(4,175)	(1,921)
Total interest charges	34,515	35,763
Income before income taxes	98,044	90,731
Federal and state income tax expense	21,976	21,707
Net income	$76,068	$69,024
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018
Net income	$76,068	$69,024
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $101 in 2019 and $177 in 2018)	285	500
Amortization of interest rate derivatives to earnings (net of tax expense of $45 in 2019 and $45 in 2018)	128	128
Total other comprehensive income, net of tax	413	628
Comprehensive income, net of tax	$76,481	$69,652
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Assets
Utility plant and equipment
Property, plant, and equipment	$5,065,093	$5,015,004
Accumulated depreciation	(1,843,622)	(1,804,563)
Net property, plant, and equipment	3,221,471	3,210,441
Construction work in progress	406,354	351,828
Total utility plant and equipment, net	3,627,825	3,562,269
Current assets
Cash and cash equivalents	26,017	31,987
Restricted cash and cash equivalents	10,692	11,241
Customer accounts receivable (less allowance for doubtful accounts of $1,144 in 2019 and $814 in 2018)	59,801	50,043
Accounts receivable - affiliate	2,023	3,318
Other accounts receivable	29,738	24,523
Unbilled revenue	43,221	35,314
Fuel inventory, at average cost	82,587	82,836
Materials and supplies, at average cost	94,233	92,671
Energy risk management assets	14,742	23,355
Accumulated deferred fuel	38,619	20,112
Cash surrender value of company-owned life insurance policies	17,496	20,497
Prepayments	5,010	6,143
Regulatory assets	11,112	13,603
Other current assets	602	1,162
Total current assets	435,893	416,805
Equity investment in investee	18,172	18,172
Prepayments	3,447	2,251
Operating lease right of use assets	14,352	—
Restricted cash and cash equivalents	18,175	18,649
Note receivable	15,521	15,829
Regulatory assets	258,545	261,569
Intangible assets	11,051	21,093
Other deferred charges	37,557	32,419
Total assets	$4,440,538	$4,349,056
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Liabilities and member’s equity
Member’s equity	$1,671,014	$1,594,533
Long-term debt and finance leases, net	1,377,224	1,387,774
Total capitalization	3,048,238	2,982,307
Current liabilities
Long-term debt and finance leases due within one year	21,577	21,128
Accounts payable	130,473	146,314
Accounts payable - affiliate	7,878	7,843
Customer deposits	60,213	61,736
Provision for rate refund	53,238	35,842
Taxes payable, net	34,724	48,177
Interest accrued	8,606	8,252
Energy risk management liabilities	832	468
Regulatory liabilities - other	12,523	2,496
Other current liabilities	27,924	22,263
Total current liabilities	357,988	354,519
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	646,026	630,765
Postretirement benefit obligations	184,343	182,721
Regulatory liabilities - other	—	2,496
Regulatory liabilities - deferred taxes, net	149,461	155,537
Restricted storm reserve	15,909	15,485
Asset retirement obligations	7,100	6,881
Operating lease liabilities	10,598	—
Other deferred credits	20,875	18,345
Total long-term liabilities and deferred credits	1,034,312	1,012,230
Total liabilities and member’s equity	$4,440,538	$4,349,056
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019		2018
Operating activities
Net income	$76,068		$69,024
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	84,503		83,199
Allowance for equity funds used during construction	(11,206)		(5,587)
Deferred income taxes	9,042		7,566
Deferred fuel costs	(3,531)		(26,339)
Cash surrender value of company-owned life insurance	3,002		(116)
Changes in assets and liabilities
Accounts receivable	(20,932)		(7,933)
Accounts receivable - affiliate	2,125		1,639
Unbilled revenue	(7,907)		(10,083)
Fuel inventory and materials and supplies	(1,560)		6,500
Accounts payable	12,974		5,465
Accounts payable - affiliate	(1,233)		(1,740)
Customer deposits	3,367		6,746
Provision for merger commitments	(1,444)		(1,847)
Postretirement benefit obligations	1,179		1,784
Regulatory assets and liabilities, net	7,911		6,923
Other deferred accounts	(1,836)		1,949
Taxes accrued	(15,280)		32,033
Interest accrued	354		1,407
Other operating	1,969		3,191
Net cash provided by operating activities	137,565		173,781
Investing activities
Additions to property, plant, and equipment	(147,696)		(135,334)
Allowance for equity funds used during construction	11,206		5,587
Reimbursement of property loss	93		1,223
Issuance of note receivable	—		(16,800)
Return of investment in company-owned life insurance	1,891		—
Other investing	623		672
Net cash used in investing activities	(133,883)		(144,652)
Financing activities
Draws on credit facility	33,000		—
Payments on credit facility	(33,000)		—
Issuances of long-term debt	—		50,000
Repayment of long-term debt	(10,382)		(9,700)
Distributions to parent	—		(71,000)
Other financing	(293)		(803)
Net cash used in financing activities	(10,675)		(31,503)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(6,993)		(2,374)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	61,877	(1)	102,957
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$54,884	(2)	$100,583

Supplementary cash flow information
Interest paid, net of amount capitalized	$33,958		$33,940
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$38,971		$39,974
Non-cash additions to property, plant, and equipment	$51		$—
Incurrence of finance lease obligation - barges	$—		$16,800
(1) Includes cash and cash equivalents of $31,987, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,649.
(2) Includes cash and cash equivalents of $26,017, current restricted cash and cash equivalents of $10,692, and non-current restricted cash and cash equivalents of $18,175.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Mar. 31, 2018	$1,562,366	$(13,386)	$1,548,980
Distributions to parent	(43,000)	—	(43,000)
Net income	43,020	—	43,020
Other comprehensive income, net of tax	—	331	331
Balances, June 30, 2018	$1,562,386	$(13,055)	$1,549,331

Balances, Mar. 31, 2019	$1,634,427	$(12,962)	$1,621,465
Net income	49,356	—	49,356
Other comprehensive income, net of tax	—	193	193
Balances, June 30, 2019	$1,683,783	$(12,769)	$1,671,014

Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
Distributions to parent	(71,000)	—	(71,000)
Net income	69,024	—	69,024
Other comprehensive income, net of tax	—	628	628
Balances, June 30, 2018	$1,562,386	$(13,055)	$1,549,331

Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
Net income	76,068	—	76,068
Other comprehensive income, net of tax	—	413	413
Balances, June 30, 2019	$1,683,783	$(12,769)	$1,671,014
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Business Combination	Cleco
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Fair Value Accounting	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Disclosures about Segments	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco Holdings and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco’s condensed consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through June 30, 2019. For more information about the Cleco Cajun Transaction, see Note 2 — “Business Combination.”

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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,715	$9,505
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	777	536
Total current	10,692	11,241
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Cajun’s defense fund	715	—
Cleco Power’s future storm restoration costs	15,879	15,391
Cleco Power’s charitable contributions	2,296	2,753
Cleco Power’s rate credit escrow	—	505
Total non-current	18,911	18,670
Total restricted cash and cash equivalents	$29,603	$29,911

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Current
Cleco Katrina/Rita’s storm recovery bonds	$8,715	$9,505
Charitable contributions	1,200	1,200
Rate credit escrow	777	536
Total current	10,692	11,241
Non-current
Future storm restoration costs	15,879	15,391
Charitable contributions	2,296	2,753
Rate credit escrow	—	505
Total non-current	18,175	18,649
Total restricted cash and cash equivalents	$28,867	$29,890

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2018, to June 30, 2019, was due to Cleco Katrina/Rita using $10.4 million for scheduled storm recovery bond principal payments and $0.9 million for related interest payments, partially offset by collections of $10.5 million net of administration fees.
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
Cleco determines if a contract is a lease at its inception. If a contract is determined to be a lease, Cleco recognizes a ROU asset and lease liability at the commencement date based on the present value of lease payments over the lease term. The present value of the lease payments is determined by using the implicit interest rate if readily determinable. Cleco’s incremental borrowing rate for a term similar to the duration of the lease based on information available at the commencement date is used if the implicit interest rate is not readily determinable.
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

Derivatives and Other Risk Management Activity
Cleco’s Energy Market Risk Management Policy authorizes hedging of commodity price risk with physical or financially settled derivative instruments. Some of these contracts may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. The majority of these FTRs are purchased in annual auctions during the second quarter, but additional FTRs may be purchased in monthly auctions. FTRs represent economic hedges of future congestion charges that will be incurred in serving customer load. FTRs are derivatives not designated as hedging instruments for accounting purposes.
Cleco Power’s FTRs are marked-to-market with the resulting unrealized gains or losses deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. At settlement, realized gains or losses are included in the FAC and reflected on customers’ bills as a component of the fuel charge.
Cleco Cajun’s FTRs are marked-to-market with the resulting unrealized gains and losses recorded on the income statement as a component of power purchase expense. At settlement, realized gains or losses are also recorded on the income statement as a component of power purchase expense.
Cleco Cajun entered into other commodity derivative contracts during the six months ended June 30, 2019, that did not qualify as hedging instruments for accounting purposes. When these contracts are marked-to-market, the resulting unrealized gain or loss is recorded on the income statement as a component of fuel expense. At settlement, realized gains or losses will also be recorded on the income statement as a component of fuel expense.
For more information on FTRs and other commodity derivatives, see Note 7 — “Fair Value Accounting — Commodity Contracts.”
Cleco may also enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Note 2 — Business Combination
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in South Central Generating. This acquisition will enable Cleco to significantly increase the scale of its operations in Louisiana. As a result, Cleco Cajun owns:

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

•	a 176-MW natural-gas-fired generating station located in Sterlington, Louisiana,

•	a 220-MW natural-gas-fired facility and a 210-MW natural-gas-fired peaking facility, both located in Jarreau, Louisiana,

•	a 580-MW coal-fired generating facility, a 540-MW natural-gas-fired generating station, and 58% of a 588-MW coal-fired generating station all located in New Roads, Louisiana,

•	225 MW of a 300-MW natural-gas-fired peaking facility located in Jennings, Louisiana,

•	a 1,263-MW natural-gas-fired generating station located in Deweyville, Texas (the Cottonwood Plant),

•	wholesale contracts to provide electricity and capacity to nine Louisiana cooperatives, three municipalities across Arkansas, Louisiana, and Texas, and one investor-owned utility,

•	transmission assets, which consist of equipment and land required to connect the generation stations and the wholesale customers to the transmission grid, and

•	current assets consisting of cash, inventory, receivables and other miscellaneous assets.

Cleco Cajun, NRG Energy, and South Central Generating have each made customary representations, warranties and covenants in the Cleco Cajun Transaction, which includes customary indemnification provisions. Cleco Holdings has agreed to guarantee the obligations of Cleco Cajun, subject to certain limitations. In addition, upon closing, a lease agreement was executed and delivered between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it no later than May 2025. Upon closing, Cottonwood Energy became a subsidiary of Cleco Cajun.

Regulatory Matters
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the transaction was conditioned upon certain commitments, including holding Cleco Power ratepayers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt by 2024, of which $66.7 million is required in 2019; and a $4.0 million annual reduction to Cleco Power’s retail customer rates. For more information about the debt and rate reduction commitments, see Note 8 — “Debt” and Note 6 — “Regulatory Assets and Liabilities,” respectively.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the LDEQ against Louisiana Generating related to Big Cajun II, Unit 3. Entergy, as co-owner of Big Cajun II, Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy will be determined by ongoing litigation and negotiations. South Central Generating estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset, which was included in the preliminary purchase price allocation.
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. Management is unable to estimate any potential losses that Cleco Cajun may ultimately be responsible for with respect to any one of these matters in the event of a negative outcome. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

Accounting for the Cleco Cajun Transaction
As consideration for all of the outstanding membership interest in South Central Generating, Cleco paid cash of approximately $962.2 million, which represents the $1.0 billion acquisition price net of working capital and other adjustments of $37.8 million.
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a bridge loan agreement and $100.0 million under a term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction. Also, in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total capacity of $175.0 million. All other terms remained the same. Also in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
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
Cleco Cajun accounted for the Cleco Cajun Transaction as a business combination, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Cleco made certain measurement period adjustments at June 30, 2019. The following chart presents Cleco’s current preliminary purchase price allocation.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Preliminary Purchase Price Allocation
(THOUSANDS)	AT FEB. 4, 2019
Current assets
Cash and cash equivalents	$146,494
Customer and other accounts receivable	49,809
Fuel inventory	22,060
Materials and supplies	25,659
Energy risk management assets	4,193
Other current assets	10,056
Non-current assets
Property, plant, and equipment, net	741,203
Prepayments	36,166
Restricted cash and cash equivalents	707
Intangible assets	98,900
Other deferred charges	133
Total assets acquired	1,135,380
Current liabilities
Accounts payable	38,478
Taxes payable	723
Energy risk management liabilities	241
Other current liabilities	14,570
Non-current liabilities
Accumulated deferred federal and state income taxes, net	7,165
Deferred lease revenue	58,300
Intangible liabilities	38,300
Asset retirement obligations	15,323
Operating lease liabilities	110
Total liabilities assumed	173,210
Total purchase price consideration	$962,170

The fair values of Cleco Cajun’s acquired assets and assumed liabilities were determined based on significant estimates and assumptions, including projected future cash flows and discount rates reflecting risk inherent in those future cash flows. There were also estimates made to determine the expected useful lives of each class of assets acquired.
On the date of the acquisition, preliminary fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. The preliminary fair value of intangible assets of $98.9 million and intangible liabilities of $14.2 million was reflected in the preliminary purchase price allocation. The valuation of the acquired intangible assets and liabilities was estimated by applying the income method, which is based upon discounted projected future cash flows associated with the underlying contracts. The power supply agreement intangible assets and liabilities are being amortized to Electric operations on Cleco’s Condensed Consolidated Statement of Income over the remaining term of the applicable agreements.
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. The preliminary fair value of the LTSA was estimated by applying the income method. An intangible liability of $24.1 million was reflected in the preliminary purchase price allocation and is being amortized using the straight-line method over the estimated remaining life of the LTSA of seven years. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Condensed Consolidated Balance Sheet.
On the date of the acquisition, the preliminary fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy was estimated by applying the income method. Deferred lease revenue of $58.3 million was reflected in the preliminary purchase price allocation and is being amortized over the term of the lease agreement. The amortization is included in Other operations revenue on Cleco’s Condensed Consolidated Statement of Income.
Valuations were performed to assess the fair value of certain assets acquired and liabilities assumed and were considered preliminary as a result of the short time period between the closing of the acquisition and the end of the first quarter of 2019. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the acquisition as more information becomes available. Cleco expects these final valuations and assessments will be completed by the end of 2019, which may affect the purchase price allocation.
During the second quarter of 2019, certain modifications were made to the preliminary valuations as of February 4, 2019, due to the refinement of valuation models, assumptions, and inputs. The measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date.

Measurement Period Adjustments
(THOUSANDS)	AT JUN. 30, 2019
Current assets
Customer and other accounts receivable	$1,408
Other current assets	$56
Non-current assets
Property, plant, and equipment, net	$13,297
Prepayments	$(56)
Intangible assets	$(3,600)
Other deferred charges	$1
Current liabilities
Accounts payable	$3,022
Energy risk management liabilities	$(1)
Other current liabilities	$327
Non-current liabilities
Accumulated deferred federal and state income taxes, net	$421
Deferred lease revenue	$(3,600)
Intangible liabilities	$6,400
Asset retirement obligations	$4,534
Operating lease liabilities	$3

The measurement period adjustments resulted in an increase in electric operations revenue of $0.5 million, a decrease in other operations revenue of $0.1 million, and an increase in depreciation expense of $0.2 million recorded for the three months ended June 30, 2019.

Pro forma Impact of the Cleco Cajun Transaction
The following table includes the unaudited pro forma financial information reflecting the consolidated results of operations of Cleco as if the Cleco Cajun Transaction had taken place on January 1, 2018. There were no nonrecurring transaction-related expenses to be excluded from the pro forma net income for the three months ended June 30, 2019. The pro forma net income for the six months ended June 30, 2019, was adjusted to exclude nonrecurring transaction-related expenses of $3.9 million. The pro forma net income for the three and six

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

months ended June 30, 2018, includes nonrecurring transaction-related expenses.
The unaudited pro forma financial information presented in the following table is not necessarily indicative of the consolidated results of operations that would have been achieved had the transaction taken place on the dates indicated, or the future consolidated results of operations of the combined companies.

Unaudited Pro Forma Financial Information
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
Operating revenue, net	$397,873	$400,582	$762,817	$793,763
Net income	$44,746	$36,542	$66,873	$69,179

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

Operating Leases
Cleco Power leases utility systems from two municipalities and one non-municipal public body. The first municipal lease has a term of 10 years and expires on August 11, 2021. On July 9, 2019, this municipal lease was renewed for an additional term of 10 years and expires on August 11, 2031. The second municipal lease has a term of 10 years and expires on May 13, 2028. The non-municipal lease has a term of 27 years and expires on July 31, 2039. Each utility system lease contains fixed and variable components, as well as provisions for extensions.
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
The following is a schedule by year of future minimum lease payments due under Cleco and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of June 30, 2019:

(THOUSANDS)	CLECO POWER	CLECO
Six months ending Dec. 31, 2019	$1,897	$2,021
Years ending Dec. 31,
2020	3,838	3,872
2021	2,512	2,546
2022	1,144	1,178
2023	1,120	1,151
Thereafter	5,909	5,951
Total minimum lease payments	16,420	16,719
Less: amount representing interest	2,182	2,197
Present value of net minimum operating lease payments	$14,238	$14,522
Current liabilities	$3,640	$3,776
Non-current liabilities	$10,598	$10,746

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

The following table is a summary of expected operating lease payments for Cleco and Cleco Power at December 31, 2018:

(THOUSANDS)	CLECO HOLDINGS	CLECO POWER	TOTAL
Year ending Dec. 31,
2019	$120	$4,030	$4,150
2020	—	3,890	3,890
2021	—	2,789	2,789
2022	—	1,239	1,239
2023	—	1,214	1,214
Thereafter	—	7,235	7,235
Total operating lease payments	$120	$20,397	$20,517

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
For the three and six months ended June 30, 2019, Cleco Power paid $0.6 million and $1.1 million, respectively, in lease payments. For the three and six months ended June 30, 2019, Cleco Power received $0.6 million and $0.9 million, respectively, of revenue from subleases.
The following is an analysis of the leased property under the finance lease:

(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Barges	$16,800	$16,800
Accumulated amortization	(1,400)	(840)
Net finance lease	$15,400	$15,960

The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of June 30, 2019:

(THOUSANDS)
Six months ending Dec. 31, 2019	$1,102
Years ending Dec. 31,
2020	2,203
2021	2,203
2022	2,203
2023	2,203
2024	2,203
Thereafter	17,675
Total minimum lease payments	29,792
Less: amount representing interest	13,645
Present value of net minimum lease payments	$16,147
Current liabilities	$586
Non-current liabilities	$15,561

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

Additional Lessee Disclosures
Cleco and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following tables reflect total lease costs for Cleco and Cleco Power for the three and six months ended June 30, 2019:

Cleco
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Finance lease cost
Amortization of ROU assets	$280	$560
Interest on lease liabilities	413	830
Operating lease cost	1,118	2,253
Variable lease cost	144	306
Total lease cost	$1,955	$3,949

Cleco Power
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Finance lease cost
Amortization of ROU assets	$280	$560
Interest on lease liabilities	413	830
Operating lease cost	1,061	2,142
Variable lease cost	144	306
Total lease cost	$1,898	$3,838

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

The following tables present additional information related to Cleco and Cleco Power’s operating and finance leases as of and for the three and six months ended June 30, 2019:

		AT JUNE 30, 2019
(THOUSANDS)	BALANCE SHEET LINE ITEM	CLECO POWER	CLECO
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$14,352	$14,618
Finance	Property, plant, and equipment	15,400	15,400
Total ROU assets		$29,752	$30,018
Current lease liabilities
Operating	Other current liabilities	$3,640	$3,776
Finance	Long-term debt and finance leases due within one year	586	586
Non-current lease liabilities
Operating	Operating lease liabilities	10,598	10,746
Finance	Long-term debt and finance leases, net	15,561	15,561
Total lease liabilities		$30,385	$30,669

Cleco
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,214	$2,279
Operating cash flows from finance leases	$413	$830
Financing cash flows from finance leases	$137	$271
ROU assets obtained in exchange for new lease liabilities	$—	$132

Cleco Power
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,141	$2,155
Operating cash flows from finance leases	$413	$830
Financing cash flows from finance leases	$137	$271

	AT JUNE 30, 2019
(THOUSANDS)	CLECO POWER	CLECO
Other supplemental information
Operating leases
Weighted-average remaining lease term	7.4 years	7.3 years
Weighted-average discount rate	4.38%	4.38%
Finance leases
Weighted-average remaining lease term	13.8 years	13.8 years
Weighted-average discount rate	10.18%	10.18%

Lessor Agreements
Upon the closing of the Cleco Cajun Transaction, Cleco assumed two lessor contracts leasing land to farmers for a term of one year. Both of these lessor contracts are classified as operating leases. For more information on the Cleco Cajun Transaction, see Note 2 — “Business Combination.”

Cottonwood Sale Leaseback Agreement
Upon closing the Cleco Cajun Transaction, the Cottonwood Sale Leaseback was executed. Under the terms of the lease, NRG Energy will operate the plant, incur all costs, and receive all revenues from the operations of the plant. Cottonwood

Energy will receive fixed lease payments of $40.0 million per year and variable lease payments for LTSA costs and property taxes paid by NRG Energy on behalf of Cleco. Cleco may terminate the lease contract under specific circumstances stated in the lease contract. The residual value under the Cottonwood Sale Leaseback is expected to be recovered through sales of power generation from the plant. The residual value of the Cottonwood Plant has been determined using the plant’s estimated economic life.
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three and six months ended June 30, 2019, was as follows:

(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Fixed payments	$10,000	$16,667
Variable payments	5,087	8,239
Amortization of deferred lease liability(1)	2,396	3,835
Total lease income	$17,483	$28,741
(1) The deferred lease revenue resulting from the preliminary fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

The remaining minimum lease payments to be received under the Cottonwood Sale Leaseback are as follows:

(THOUSANDS)
Six months ending Dec. 31, 2019	$20,000
Years ending Dec. 31,
2020	40,000
2021	40,000
2022	40,000
2023	40,000
Thereafter	56,666
Total payments	$236,666

Depreciation expense associated with Cleco’s property under the Cottonwood Sale Leaseback for the three and six months ended June 30, 2019, was $6.2 million and $9.5 million, respectively. Cleco calculated depreciation on a straight-line basis over the useful life of the asset. Property associated with the Cottonwood Sale Leaseback was as follows:

(THOUSANDS)	AT JUNE 30, 2019
Property, plant, and equipment	$539,768
Accumulated depreciation	(9,533)
Net property, plant, and equipment	$530,235

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

Transmission Revenue
Cleco earns transmission revenues pursuant to MISO’s FERC filed tariff. The performance obligation of transmission service is satisfied as service is provided. Revenue is recognized upon delivery of the transmission service. Cleco Power’s revenue from the transmission of electricity is recorded based on a FERC-approved annual formula rate mechanism. This mechanism provides for an annual filing of revenue requirements with rates effective June 1 of each year. Cleco Cajun charges transmission rates based on its cost to provide transmission services.

Other Revenue
Other revenue from contracts with customers, which is not a significant source of Cleco’s revenue, includes Cleco Power’s Teche Unit 3 SSR revenue and miscellaneous fees. The performance obligation under these contracts is satisfied and revenue is recognized as control of the products is delivered or services are rendered.

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

Disaggregated Revenue
Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a new reportable segment. For more information on the transaction, see Note 2 — “Business Combination.”
Operating revenue, net for the three and six months ended June 30, 2019, and 2018, was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2019
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$97,927		$—		$—		$—	$97,927
Commercial (1)	68,013		—		—		—	68,013
Industrial (1)	34,845		—		—		—	34,845
Other retail (1)	3,476		—		—		—	3,476
Surcharge	2,201		—		—		—	2,201
Electric customer credits	(8,693)		—		—		—	(8,693)
Total retail revenue	197,769		—		—		—	197,769
Wholesale, net	54,529	(1)	100,702		(2,420)	(2)	—	152,811
Transmission	12,067		12,462		—		(2,954)	21,575
Other	3,337	(3)	(38)		—		—	3,299
Affiliate (4)	337		—		23,012		(23,349)	—
Total revenue from contracts with customers	268,039		113,126		20,592		(26,303)	375,454
Revenue unrelated to contracts with customers
Other	4,933	(5)	17,486	(6)	—		—	22,419
Total revenue unrelated to contracts with customers	4,933		17,486		—		—	22,419
Operating revenue, net	$272,972		$130,612		$20,592		$(26,303)	$397,873
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $2.5 million of other miscellaneous fee revenue and $0.8 million of Teche Unit 3 SSR revenue at Cleco Power.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Includes realized gains associated with FTRs of $4.9 million.
(6) Includes $15.1 million in lease revenue related to the Cottonwood Sale Leaseback and $2.4 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$107,805	$—		$—	$107,805
Commercial (1)	71,865	—		—	71,865
Industrial (1)	40,679	—		—	40,679
Other retail (1)	3,793	—		—	3,793
Surcharge	6,193	—		—	6,193
Electric customer credits	(13,637)	—		—	(13,637)
Total retail revenue	216,698	—		—	216,698
Wholesale, net (1)	54,662	(2,420)	(2)	—	52,242
Transmission	11,943	—		—	11,943
Other (3)	6,742	—		—	6,742
Affiliate	220	17,273		(17,493)	—
Total revenue from contracts with customers	290,265	14,853		(17,493)	287,625
Revenue unrelated to contracts with customers
Other	11,636	—		—	11,636
Total revenue unrelated to contracts with customers	11,636	—		—	11,636
Operating revenue, net	$301,901	$14,853		$(17,493)	$299,261
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $4.1 million of other miscellaneous fee revenue and $2.6 million of Teche Unit 3 SSR revenue, net of $0.3 million of reserves for capital expenditures.

	FOR THE SIX MONTHS ENDED JUNE 30, 2019
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$185,075		$—		$—		$—	$185,075
Commercial (1)	133,393		—		—		—	133,393
Industrial (1)	72,715		—		—		—	72,715
Other retail (1)	7,157		—		—		—	7,157
Surcharge	7,522		—		—		—	7,522
Electric customer credits	(16,853)		—		—		—	(16,853)
Total retail revenue	389,009		—		—		—	389,009
Wholesale, net	110,075	(1)	158,893		(4,840)	(2)	—	264,128
Transmission	24,645		21,190		2		(2,954)	42,883
Other	10,189	(3)	(64)		—		—	10,125
Affiliate (4)	637		—		49,547		(50,184)	—
Total revenue from contracts with customers	534,555		180,019		44,709		(53,138)	706,145
Revenue unrelated to contracts with customers
Other	7,162	(5)	28,753	(6)	—		—	35,915
Total revenue unrelated to contracts with customers	7,162		28,753		—		—	35,915
Operating revenue, net	$541,717		$208,772		$44,709		$(53,138)	$742,060
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $6.9 million of other miscellaneous fee revenue and $3.2 million of Teche Unit 3 SSR revenue at Cleco Power.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Includes realized gains associated with FTRs of $9.8 million and the reversal of the Lost Contribution to Fixed Cost revenue of $(2.6) million.
(6) Includes $24.9 million in lease revenue related to the Cottonwood Sale Leaseback and $3.8 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$199,195	$—		$—	$199,195
Commercial (1)	138,560	—		—	138,560
Industrial (1)	78,065	—		—	78,065
Other retail (1)	7,594	—		—	7,594
Surcharge	11,431	—		—	11,431
Electric customer credits	(21,284)	—		—	(21,284)
Total retail revenue	413,561	—		—	413,561
Wholesale, net (1)	101,631	(4,840)	(2)	—	96,791
Transmission	26,448	—		—	26,448
Other (3)	14,432	1		—	14,433
Affiliate	428	32,942		(33,370)	—
Total revenue from contracts with customers	556,500	28,103		(33,370)	551,233
Revenue unrelated to contracts with customers
Other	24,788	—		—	24,788
Total revenue unrelated to contracts with customers	24,788	—		—	24,788
Operating revenue, net	$581,288	$28,103		$(33,370)	$576,021
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $8.6 million of other miscellaneous fee revenue and $5.8 million of Teche Unit 3 SSR revenue, net of $2.2 million of reserves for capital expenditures.

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

The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Regulatory assets (liabilities)
Deferred taxes, net	$(149,461)	$(155,537)
Mining costs	—	1,274
Interest costs	4,083	4,208
AROs	3,380	3,099
Postretirement costs	136,356	140,245
Tree trimming costs	10,365	9,069
Training costs	6,319	6,396
Surcredits, net (1)	289	289
AMI deferred revenue requirement	3,409	3,681
Emergency declarations	2,152	2,980
Production operations and maintenance expenses	10,670	12,245
AFUDC equity gross-up (1)	73,827	71,952
Acadia Unit 1 acquisition costs	2,178	2,230
Financing costs	7,738	7,923
Coughlin transaction costs	923	938
Corporate franchise tax, net	1,700	1,416
Non-service cost of postretirement benefits	6,268	4,629
Energy efficiency	(1,463)	2,585
Accumulated deferred fuel	38,619	20,112
Other, net	(11,060)	(4,979)
Total regulatory assets, net	$146,292	$134,755
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at June 30, 2019, and December 31, 2018, respectively. All other assets are earning a return on investment.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

The following table summarizes Cleco’s net regulatory assets and liabilities:

(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Total Cleco Power regulatory assets, net	$146,292	$134,755
Cleco 2016 Merger adjustments (1)
Fair value of long-term debt	133,718	138,701
Postretirement costs	18,393	19,387
Financing costs	8,107	8,279
Debt issuance costs	5,987	6,252
Total Cleco regulatory assets, net	$312,497	$307,374
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

In December 2018, Cleco Power filed a letter of intent with the LPSC to recover the accumulated decrease in revenues, also known as the Lost Contribution to Fixed Cost (LCFC), associated with the energy efficiency programs. On March 28, 2019, Cleco Power received communication from the LPSC indicating denial of the request. As a result, Cleco Power reversed the $2.6 million regulatory asset that was accrued at December 31, 2018. At June 30, 2019, Cleco Power had $1.5 million accrued as a regulatory liability for the LCFC revenue recovered in Cleco Power’s energy efficiency rates effective March 1, 2019.
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the Cleco Cajun Transaction was conditioned upon certain commitments, including a $4.0 million annual reduction to Cleco Power’s retail customer rates. At June 30, 2019, Cleco Power had $1.7 million accrued for the period from February 4, 2019, to June 30, 2019. This regulatory liability is being amortized over 12 months beginning July 1, 2019.

Note 7 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2019, and December 31, 2018, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-

recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2019		AT DEC. 31, 2018
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,274,428	$3,418,882	$2,889,631	$2,859,924
* The carrying value of long-term debt does not include deferred issuance costs of $13.0 million at June 30, 2019, and $10.3 million at December 31, 2018.

Cleco Power
	AT JUNE 30, 2019		AT DEC. 31, 2018
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,390,710	$1,594,302	$1,400,930	$1,517,152
* The carrying value of long-term debt does not include deferred issuance costs of $8.1 million at June 30, 2019, and $8.3 million at December 31, 2018.

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
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$137,829	$—	$137,829	$—	$133,722	$—	$133,722	$—
FTRs	17,080	—	—	17,080	23,355	—	—	23,355
Total assets	$154,909	$—	$137,829	$17,080	$157,077	$—	$133,722	$23,355
Liability description
FTRs	$2,415	$—	$—	$2,415	$468	$—	$—	$468
Other commodity derivatives	2,770	—	2,770	—	—	—	—	—
Total liabilities	$5,185	$—	$2,770	$2,415	$468	$—	$—	$468

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$50,493	$—	$50,493	$—	$55,900	$—	$55,900	$—
FTRs	14,742	—	—	14,742	23,355	—	—	23,355
Total assets	$65,235	$—	$50,493	$14,742	$79,255	$—	$55,900	$23,355
Liability description
FTRs	$832	$—	$—	$832	$468	$—	$—	$468
Total liabilities	$832	$—	$—	$832	$468	$—	$—	$468

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
Beginning balance	$7,810	$4,283	$22,887	$7,044
Unrealized (losses) gains*	(2,909)	2,420	(3,862)	2,420
Purchases	20,607	25,112	25,844	25,483
Settlements	(10,843)	(6,682)	(30,204)	(9,814)
Ending balance	$14,665	$25,133	$14,665	$25,133
* Cleco Power’s unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized (losses) gains are reported through Power purchased for utility customers on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
Beginning balance	$4,812	$4,283	$22,887	$7,044
Unrealized (losses) gains*	(2,552)	2,420	(2,552)	2,420
Purchases	18,542	25,112	19,828	25,483
Settlements	(6,892)	(6,682)	(26,253)	(9,814)
Ending balance	$13,910	$25,133	$13,910	$25,133
* Unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions as of June 30, 2019, and December 31, 2018:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2019	$17,080	$2,415	RTO auction pricing	FTR price - per MWh	$(3.15)	$4.63
FTRs at Dec. 31, 2018	$23,355	$468	RTO auction pricing	FTR price - per MWh	$(4.40)	$15.10

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2019	$14,742	$832	RTO auction pricing	FTR price - per MWh	$(2.15)	$4.09
FTRs at Dec. 31, 2018	$23,355	$468	RTO auction pricing	FTR price - per MWh	$(4.40)	$15.10

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by obtaining the closing price of similar assets and liabilities from published indices in active markets. Institutional money market funds assets are discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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
At June 30, 2019, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $108.2 million, $10.7 million, and $18.9 million, respectively, at June 30, 2019, and $103.8 million, $11.2 million, and $18.7 million, respectively, at December 31, 2018. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $21.6 million, $10.7 million, and $18.2 million, respectively, at June 30, 2019, and $26.1 million, $11.2 million, and $18.6 million, respectively, at December 31, 2018. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
The other commodity derivatives are fixed price natural gas forwards that fluctuate in value as underlying natural gas prices change. These contracts contain counterparty credit risk because they are transacted directly with a counterparty and are not cleared on an exchange. These other commodity derivatives are recorded at fair value and categorized as Level 2 because pricing is indexed to other contracts.

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
During the six months ended June 30, 2019, and the year ended December 31, 2018, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2019, and December 31, 2018:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2019	AT DEC. 31, 2018
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$17,080	$23,355
Current	Energy risk management liabilities	2,415	468
Other commodity derivatives:
Current	Energy risk management liabilities	2,770	—
Commodity-related contracts, net		$11,895	$22,887

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2019	AT DEC. 31, 2018
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$14,742	$23,355
Current	Energy risk management liabilities	832	468
Commodity-related contracts, net		$13,910	$22,887

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the six months ended June 30, 2019, and 2018:

Cleco
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2019	2018	2019	2018
Commodity-related contracts
FTRs(1)	Electric operations	$5,204	$12,067	$10,413	$25,166
FTRs(1)	Power purchased for utility customers	(7,013)	(1,189)	(10,337)	(1,701)
Other commodity derivatives	Fuel used for electric generation	(2,770)	—	(2,770)	—
Total		$(4,579)	$10,878	$(2,694)	$23,465
(1) For the three and six months ended June 30, 2019, unrealized losses associated with FTRs for Cleco Power of $2.6 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2018, unrealized gains associated with FTRs for Cleco Power of $2.4 million were reported through Accumulated deferred fuel on the balance sheet.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Cleco Power
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2019	2018	2019	2018
Commodity-related contracts
FTRs(1)	Electric operations	$5,197	$12,067	$10,403	$25,166
FTRs(1)	Power purchased for utility customers	(989)	(1,189)	(2,972)	(1,701)
Total		$4,208	$10,878	$7,431	$23,465
(1) For the three and six months ended June 30, 2019, unrealized losses associated with FTRs of $2.6 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2018, unrealized gains associated with FTRs of $2.4 million were reported through Accumulated deferred fuel on the balance sheet.

The total volume of FTRs that Cleco Power had outstanding at June 30, 2019, and December 31, 2018, was 19.3 million MWh and 8.7 million MWh, respectively. In connection with the Cleco Cajun Transaction, Cleco acquired FTRs. The total volume of FTRs that Cleco had outstanding at June 30, 2019, and December 31, 2018, was 31.3 million MWh and 8.7 million MWh, respectively. The total volume of other commodity derivatives Cleco Cajun had outstanding at June 30, 2019, was 7.8 million MMBtus.

Note 8 — Debt
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement (Acquisition Debt). Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction. Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco, including repayment of $400.0 million of Cleco Holdings’ debt prior to December 31, 2024. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$132,300
2021	$200,000
2022	$266,700
2023	$332,300
2024	$400,000

Also, in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total capacity of $175.0 million. All other terms remained the same. In addition, in connection with the Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on the Cleco Holdings’ credit facility. At June 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility.

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Cleco does not expect to make any contributions to the pension plan in 2019. Cleco Power is the plan sponsor and Support Group is the plan administrator. The plan was amended on February 4, 2019, to include certain former NRG Energy employees, who are now Cleco Cajun employees. The Cleco Cajun employees are eligible to participate as a cash balance participant and are credited with all service that was credited to them under the NRG Pension Plan as of February 4, 2019. Benefits under the plan amendment reflect an employee’s years of service, age at retirement, and accrued benefit at retirement.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and other benefits cost for the three and six months ended June 30, 2019, and 2018 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
Components of periodic benefit costs
Service cost	$2,140	$2,361	$280	$338
Interest cost	5,593	5,472	400	357
Expected return on plan assets	(6,629)	(5,938)	—	—
Amortizations
Prior period service credit	(18)	(18)	—	—
Net loss (gain)	2,050	2,960	(35)	5
Net periodic benefit cost	$3,136	$4,837	$645	$700

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2018	2017	2018	2017
Components of periodic benefit costs
Service cost	$4,207	$4,753	$568	$675
Interest cost	11,243	10,654	800	715
Expected return on plan assets	(13,251)	(11,875)	—	—
Amortizations
Prior period service credit	(36)	(36)	—	—
Net loss (gain)	3,925	5,921	(80)	10
Net periodic benefit cost	$6,088	$9,417	$1,288	$1,400

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2019, was $0.6 million and $1.1 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2018, was $0.5 million and $1.0 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019, was $0.7 million and $1.5 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018, was $0.8 million and $1.6 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at June 30, 2019, and December 31, 2018, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Current	$4,130	$4,130
Non-current	$35,690	$36,325

Cleco Power
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Current	$3,584	$3,584
Non-current	$31,300	$31,694

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

The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net SERP for the three and six months ended June 30, 2019, and 2018 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
Components of periodic benefit costs
Service cost	$52	$166	$165	$271
Interest cost	838	1,004	1,663	1,764
Amortizations
Prior period service credit	(35)	(47)	(70)	(81)
Net loss	370	647	762	1,232
Net periodic benefit cost	$1,225	$1,770	$2,520	$3,186

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019, was $0.1 million and $0.4 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018, was $0.4 million and $0.7 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2019, and December 31, 2018, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Current	$4,478	$4,478
Non-current	$73,479	$73,936

Cleco Power
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Current	$930	$930
Non-current	$11,844	$12,025

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan was amended upon the close of the Cleco Cajun Transaction to include Cleco Cajun employees. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2019, and 2018 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
401(k) Plan expense	$1,792	$1,229	$4,059	$3,292

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2019, and 2018 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
401(k) Plan expense	$821	$209	$1,752	$611

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and six months ended June 30, 2019, and 2018:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Effective tax rate	21.5%	22.9%	21.9%	22.3%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Effective tax rate	22.1%	24.2%	22.4%	23.9%

For the three and six months ended June 30, 2019, and 2018, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to permanent tax differences; the flowthrough of tax benefits, including AFUDC equity; and state tax expense.

Net Operating Loss
For the 2019 tax year, Cleco is expected to create approximately $587.3 million and $144.1 million of federal and state net operating losses, respectively, primarily due to the Cleco Cajun Transaction.
The federal net operating loss may be carried forward indefinitely, and the state net operating loss carryforwards will begin to expire in 2039.
Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments, and the entire net operating loss carryforward will be utilized within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At June 30, 2019, and December 31, 2018, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the three and six months ended June 30, 2019, and 2018, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At June 30, 2019, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2019, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
The federal income tax years that remain subject to examination by the Internal Revenue Service are 2015, 2016, and 2017.
Cleco participates in the IRS’s Compliance Assurance Process in which financial results are examined and agreed upon prior to filing the federal consolidated tax return.
The state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2015, 2016, and 2017.
Cleco classifies income tax penalties as a component of other expense. For the three and six months ended June 30, 2019, and 2018, no penalties were recognized.

Note 11 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Cleco Cajun.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, an investment subsidiary, and a subsidiary formed to facilitate the Cleco Cajun Transaction. Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a new reportable segment. For more information on the transaction, see Note 2 — “Business Combination.”
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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,
2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$265,924	$101,962	$(2,420)	$—	$365,466
Other operations	15,404	29,917	—	(2,954)	42,367
Affiliate revenue	337	—	23,012	(23,349)	—
Electric customer credits	(8,693)	(1,267)	—	—	(9,960)
Operating revenue, net	$272,972	$130,612	$20,592	$(26,303)	$397,873
Depreciation and amortization	$39,330	$10,136	$2,070	$(1)	$51,535
Interest income	$867	$368	$197	$(157)	$1,275
Interest charges, net	$17,370	$—	$18,626	$(156)	$35,840
Federal and state income tax expense (benefit)	$13,978	$4,028	$(5,725)	$—	$12,281
Net income (loss)	$49,356	$12,926	$(17,537)	$1	$44,746

2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$296,633	$(2,420)	$—	$294,213
Other operations	18,685	—	—	18,685
Affiliate revenue	220	17,273	(17,493)	—
Electric customer credits	(13,637)	—	—	(13,637)
Operating revenue, net	$301,901	$14,853	$(17,493)	$299,261
Depreciation and amortization	$39,720	$2,086	$1	$41,807
Interest income	$1,313	$152	$(38)	$1,427
Interest charges, net	$18,107	$13,843	$(41)	$31,909
Federal and state income tax expense (benefit)	$13,710	$(6,045)	$—	$7,665
Net income (loss)	$43,020	$(17,182)	$1	$25,839

SEGMENT INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,
2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$523,100	$160,156	$(4,840)	$—	$678,416
Other operations	34,833	49,883	2	(2,954)	81,764
Affiliate revenue	637	—	49,547	(50,184)	—
Electric customer credits	(16,853)	(1,267)	—	—	(18,120)
Operating revenue, net	$541,717	$208,772	$44,709	$(53,138)	$742,060
Depreciation and amortization	$81,707	$15,546	$4,139	$(1)	$101,391
Interest income	$1,860	$622	$614	$(329)	$2,767
Interest charges	$34,515	$—	$35,654	$(330)	$69,839
Federal and state income tax expense (benefit)	$21,976	$7,557	$(11,265)	$(1)	$18,267
Net income (loss)	$76,068	$23,982	$(34,747)	$—	$65,303
Additions to property, plant, and equipment	$147,696	$2,672	$1,095	$—	$151,463
Equity investment in investees (1)	$18,172	$—	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$—	$1,490,797
Total segment assets (1)	$5,931,335	$1,048,891	$559,660	$(34,875)	$7,505,011
(1) Balances as of June 30, 2019

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$561,264	$(4,840)	$—	$556,424
Other operations	40,880	1	—	40,881
Affiliate revenue	428	32,942	(33,370)	—
Electric customer credits	(21,284)	—	—	(21,284)
Operating revenue, net	$581,288	$28,103	$(33,370)	$576,021
Depreciation and amortization	$80,109	$4,205	$—	$84,314
Interest income	$1,953	$342	$(84)	$2,211
Interest charges	$35,763	$27,392	$(88)	$63,067
Federal and state income tax expense (benefit)	$21,707	$(11,180)	$1	$10,528
Net income (loss)	$69,024	$(32,324)	$—	$36,700
Additions to property, plant, and equipment	$135,334	$368	$—	$135,702
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,839,853	$633,756	$(36,795)	$6,436,814
(1) Balances as of December 31, 2018

Note 12 — Regulation and Rates
At June 30, 2019, Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of $47.5 million for the estimated refund for the tax-related benefits from the TCJA, $2.4 million for the cost of service savings refund, and $1.9 million for potential reductions to the transmission ROE.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of June 30, 2019, Cleco Power had $1.9 million accrued for potential ROE reductions. For more information on the ROE complaints, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of Cleco Power’s current FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. On June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP, with anticipated new rates being effective July 1, 2020.
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
On October 31, 2018, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2018, which indicated that no refund was due as a result of the FRP and $1.2 million of cost of service savings refunds are due to be returned to eligible customers. On December 21, 2018, Cleco Power responded to the first set of data requests for the 2018 monitoring report. Cleco Power expects to file its monitoring report for the 12-month period ended June 30, 2019, on or before October 31, 2019, which is expected to indicate $1.2 million of cost of service savings refunds are due to be returned to eligible customers. At June 30, 2019, Cleco Power had $2.4 million accrued for the estimated cost of service savings refunds.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reserve for the reduction in the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. After various filings and settlement discussions, on July 10, 2019, the LPSC approved Cleco Power’s rate refund of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund will be credited to customers over 12 months beginning August 1, 2019. At June 30, 2019, Cleco Power had $47.5 million accrued for the estimated federal tax-related benefits from the TCJA and $3.0 million accrued for related interest.
Also, on July 10, 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s application for its next FRP, which was filed on June 28, 2019.

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Terrebonne to Bayou Vista Transmission project. The Terrebonne to Bayou Vista project was completed in April 2019. Cleco Power received a termination notice, effective April 30, 2019, and filed paperwork to withdraw the filed Attachment Y. While operating as an SSR unit, Cleco Power received monthly payments that included recovery of expenses, including capital expenditures, related to the operations of Teche Unit 3. Additionally, MISO allocated SSR costs to the load serving entities that required the operation of the SSR unit, including Cleco Power. These payments and cost allocations were finalized as part of a MISO SSR settlement approved in December 2018. Cleco Power operated Teche Unit 3 as an SSR unit from April 2017 until April 2019.
After the end of the final SSR agreement, which was terminated on April 30, 2019, Cleco Power expects Teche Unit 3 to be available to run until the estimated 2021 in-service date of Bayou Vista to Segura Transmission project, at which time, Cleco Power does not expect to offer the unit into MISO, barring any grid or customer reliability issues or other similar reasons. At June 30, 2019, Cleco Power had $6.1 million accrued for the net capital refund for capital expenditures paid for by third parties. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for their portion of the capital refund. Management is unable to determine the timing of the capital refund.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2019, consisted of its equity investment of $18.2 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(1,100)	(1,100)
Total equity investment in investee	$18,172	$18,172

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Oxbow’s net assets/liabilities	$36,345	$36,345
Cleco Power’s 50% equity	$18,172	$18,172
Cleco Power’s maximum exposure to loss	$18,172	$18,172

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
Operating revenue	$2,381	$1,057	$4,339	$1,920
Operating expenses	2,381	1,057	4,339	1,920
Income before taxes	$—	$—	$—	$—

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

Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

2016 Merger
In connection with the 2016 Merger, four actions were filed in the 9th Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the 2016 Merger at a price that allegedly undervalued Cleco, and failing to disclose material information about the 2016 Merger. The petitions also alleged that Cleco Partners, Cleco Corporation, Merger Sub, and in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses.
The four actions filed in the 9th Judicial District Court for Rapides Parish are captioned as follows:

•	Braunstein v. Cleco Corporation, No. 251,383B (filed October 27, 2014),

•	Moore v. Macquarie Infrastructure and Real Assets, No. 251,417C (filed October 30, 2014),

•	Trahan v. Williamson, No. 251,456C (filed November 5, 2014), and

•	L’Herisson v. Macquarie Infrastructure and Real Assets, No. 251,515F (filed November 14, 2014).

In November 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted in November 2014. In December 2014, the Court consolidated the remaining three actions and appointed interim co-lead counsel. Also, in December 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction (the Consolidated Amended Petition). The consolidated action named Cleco Corporation, its directors, Cleco Partners, and Merger Sub as defendants. The Consolidated Amended Petition alleged, among other things, that Cleco Corporation’s directors

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

Both the Butler and Cashen actions name Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, BCI, and John Hancock Financial as defendants. The Creative Life Services action names Cleco Corporation, its directors, Cleco Partners, Merger Sub, MIRA, and Macquarie Infrastructure Partners III, L.P., as defendants. In December 2014, the plaintiff in the Butler action filed an Amended Class Action Petition for Damages. Each petition alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties to Cleco’s shareholders by approving the Merger Agreement because it allegedly did not value Cleco adequately, failing to structure a process through which shareholder value would be maximized and engaging in self-dealing by ignoring conflicts of interest. The Butler and Creative Life Services petitions also allege that the directors breached their fiduciary duties by failing to disclose material information about the 2016 Merger. Each petition further alleged that Cleco, Cleco Partners, Merger Sub, and certain of the investors in Cleco Partners aided and abetted the directors’ breaches of fiduciary duty. In December 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the 9th Judicial District Court for Rapides Parish or dismissed. Also, in December 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. In January 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the 9th Judicial District Court for Rapides Parish. In February 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the 9th Judicial District Court for Rapides Parish.
In February 2015, the 9th Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs Moore, L’Herisson, and Trahan seeking to enjoin the shareholder vote for approval of the Merger Agreement. Following the hearing, the Court denied the plaintiffs’ motion. In June 2015, three of the plaintiffs filed their Second Consolidated Amended Verified Derivative and

Class Action Petition. This will be considered according to a schedule established by the 9th Judicial District Court for Rapides Parish. Cleco filed exceptions seeking dismissal of the amended petition in July 2015.
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition, respectively. The fourth petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held in September 2016, and the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case in September 2017. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. In November 2018, Cleco filed exceptions of no cause of action and res judicata, seeking to dismiss all claims. The District Court denied the exceptions on January 14, 2019. A hearing on the plaintiffs’ request for certification of a class is scheduled for August 26, 2019. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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
In March 2018, approximately 26 other individual plaintiffs filed a petition against Cleco Power and other defendants in Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. D180096-C. The action was filed in the 260th Judicial District Court for Orange County, Texas. The defendants removed the case to federal court in April 2018. The new federal case is Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. 18-cv-153, U.S. District Court for the Eastern District of Texas. The allegations are essentially identical to those in the Bonin Case. Also, in April 2018, Cleco Power filed a motion to dismiss on the same grounds that previously were successful in the Bonin Case. In July 2018, the district court entered an order consolidating the Addison Case with the Bonin Case. Management believes that both cases, as they relate to Cleco Power, have no merit. In August 2018, the Judge entered an order requiring the plaintiffs to file a more definitive statement to clarify the plaintiffs’ claims. In response thereto, the plaintiffs filed a Sixth Amended Petition in September 2018. Cleco Power filed a response in October 2018. All claims were dismissed against Cleco Power by ruling of the Judge on March 18, 2019. The plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Fifth Circuit.

Dispute with Saulsbury Industries
In October 2018, Cleco Power sued Saulsbury Industries, Inc., the former general contractor for the St. Mary Clean Energy Center project, seeking damages for Saulsbury Industries, Inc.’s failure to complete the St. Mary Clean Energy Center project on time and for costs incurred by Cleco Power in hiring a replacement general contractor. The action was filed in the 9th Judicial District Court for Rapides Parish, No. 263339. Saulsbury Industries, Inc. removed the case to the U.S. District Court for the Western District of Louisiana, on March 1, 2019.
In January 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC, in the U.S. District Court for the Western District of Louisiana. Saulsbury Industries, Inc. alleges that Cleco Power and Cabot Corporation caused the delays in the St. Mary Clean Energy Center project, resulting in significant impact to Saulsbury Industries, Inc.’s direct and indirect costs. On June 5, 2019, Cleco Power and Cabot each filed separate motions to dismiss. No ruling has been made on the motions.

LPSC Audits

Fuel Audit
Generally, the cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In March 2018, Cleco Power received notice of an FAC audit from the LPSC for the period of January 2016, to December 2017. The total amount of fuel expense included in the audit was $536.2 million. In August 2018, LPSC Staff issued its audit report, which recommended no disallowance of fuel costs. On April 26, 2019, the report was approved by the LPSC. Cleco Power has FAC filings for January 2018 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In May 2018, Cleco Power received notice of an EAC audit from the LPSC for the period of January 2016 to December 2017, and Cleco Power has responded to several sets of data requests. The total amount of environmental expense included in this audit is $30.7 million. On July 16, 2019, LPSC Staff issued its audit report, which recommended no disallowance of environmental cost. The report is expected to be approved in the third quarter of 2019. Cleco Power has EAC filings from January 2018 that remain subject to audit. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of Mercury and Air Toxics Standards (MATS). In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. In April 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 2016 deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings. At the request of the EPA, in April 2017, the court issued an order holding the cases in abeyance pending the EPA’s review of its supplemental finding. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC.

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through Attachment O of the MISO tariff and certain grandfathered agreements. These rates are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, to the present. Cleco Power has responded to several sets of data requests. A final report is expected in the third quarter of 2019. Management is unable to determine the outcome or timing of the audit.

Transmission ROE
A complaint was filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaint sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%.
The complaint, filed in February 2015, was for the period February 2015 through May 2016. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. Cleco Power is unable to determine when a binding FERC order will be issued on the second ROE complaint.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
As of June 30, 2019, Cleco Power had $1.9 million accrued for potential ROE reductions. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the LDEQ against Louisiana Generating related to Big Cajun II, Unit 3. Entergy, as co-owner of Big Cajun II, Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to

Entergy will be determined by ongoing litigation and negotiations. South Central Generating estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset, which was included in the preliminary purchase price allocation.
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. Management is unable to estimate any potential losses that Cleco Cajun may ultimately be responsible for with respect to any one of these matters in the event of a negative outcome. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2019, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $6.0 million and has accrued this amount.

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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
At June 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility.
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

Note 15 — Affiliate Transactions
At June 30, 2019, Cleco has an affiliate payable of $3.2 million to Cleco Group for a federal income tax refund that was received by Cleco Holdings.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2019		AT DEC. 31, 2018
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$89	$82	$699	$88
Support Group	1,142	7,796	2,619	7,755
Cleco Cajun	792	—	—	—
Total	$2,023	$7,878	$3,318	$7,843

Note 16 — Intangible Assets and Liabilities
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset is expected to have a life of 12 years, but could have a life up to 15 years depending on the time period required to collect the required amount from Cleco Power’s customers. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. At the date of the 2016 Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed on the date of the 2016 Merger. Cleco Katrina/Rita records amortization expense based on actual collections.
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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

to the power supply agreements are amortized over the remaining life of each applicable contract ranging between 4 years and 16 years and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statement of Income.
As a result of the Cleco Cajun Transaction, preliminary fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. The preliminary fair value of intangible assets of $98.9 million and intangible liabilities of $14.2 million was reflected in the preliminary purchase price allocation. At the end of their life, these intangible assets and liabilities will have no residual value. These intangibles are amortized over the remaining life of each applicable contract ranging between two years and eight years. The amortization is included in Electric operations on Cleco’s Condensed Consolidated Statement of Income.
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. An intangible liability of $24.1 million was reflected in the preliminary purchase price allocation and is being amortized using the straight-line method over the estimated remaining life of the LTSA of seven years. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Condensed Consolidated Balance Sheet. For more information on the fair value adjustments of intangible assets and liabilities related to the Cleco Cajun Transaction, see Note 2 — “Business Combination.”
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$5,172	$5,509	$10,042	$9,994
Trade name	$64	$64	$127	$128
Power supply agreements	$6,208	$2,420	$11,399	$4,840
Intangible liabilities
LTSA	$871	$—	$1,452	$—
Power supply agreements	$1,259	$—	$1,470	$—

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	2019	2018
Cleco Katrina/Rita right to bill and collect storm recovery charges	$5,172	$5,509	$10,042	$9,994

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco and Cleco Power:

Cleco
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Trade name	5,100	5,100
Power supply agreements	184,004	85,104
Total intangible assets carrying amount	259,698	160,798
Intangible liabilities
LTSA	$24,100	$—
Power supply agreements	14,200	—
Total intangible liability carrying amount	38,300	—
Net intangible assets carrying amount	221,398	160,798
Accumulated amortization	(95,137)	(76,491)
Net intangible assets subject to amortization	$126,261	$84,307

Cleco Power
(THOUSANDS)	AT JUNE 30, 2019	AT DEC. 31, 2018
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(166,486)	(156,444)
Net intangible assets subject to amortization	$11,051	$21,093

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN
Balances, beginning of period	$1,651	$1,786
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(147)	(282)
Balances, June 30, 2019	$1,504	$1,504

	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(2,878)	$(2,921)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	247	290
Balances, June 30, 2018	$(2,631)	$(2,631)

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2019			FOR THE SIX MONTHS ENDED JUNE 30, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(6,904)	$(6,058)	$(12,962)	$(7,060)	$(6,122)	$(13,182)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	129	—	129	285	—	285
Reclassification of net loss to interest charges	—	64	64	—	128	128
Balances, June 30, 2019	$(6,775)	$(5,994)	$(12,769)	$(6,775)	$(5,994)	$(12,769)

	FOR THE THREE MONTHS ENDED JUNE 30, 2018			FOR THE SIX MONTHS ENDED JUNE 30, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(8,144)	$(5,242)	$(13,386)	$(8,377)	$(5,306)	$(13,683)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	267	—	267	500	—	500
Reclassification of net loss to interest charges	—	64	64	—	128	128
Balances, June 30, 2018	$(7,877)	$(5,178)	$(13,055)	$(7,877)	$(5,178)	$(13,055)

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2019, and 2018.

OVERVIEW
Cleco is a regional energy company that, prior to the close of the Cleco Cajun Transaction, conducted substantially all of its business operations through its primary subsidiary, Cleco Power. As a result of the Cleco Cajun Transaction, Cleco now conducts substantially all of its business operations through its two primary subsidiaries:

•
Cleco Power, a regulated electric utility company that owns nine generating units with a total nameplate capacity of 3,310 MW and serves approximately 291,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi; and

•
Cleco Cajun, an unregulated electric utility company that owns eight generating units with a net capacity of 3,555 MW and supplies wholesale power and capacity in Arkansas, Louisiana, and Texas. The Cottonwood Sale Leaseback was entered into upon the close of the Cleco Cajun Transaction.

Cleco Cajun Transaction
Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a new reportable segment and is reflected as such in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. For more information on the transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combination.” Cleco’s condensed consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, until June 30, 2019.

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

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 47.6 net MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. The unit was placed in service on August 8, 2019, and is expected to have a final cost of $138.3 million. As of June 30, 2019, Cleco Power had spent $132.5 million on the project. Legal proceedings have been filed in connection with the St. Mary Clean Energy Center project. For more information about the ongoing litigation, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 —

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Dispute with Saulsbury Industries.”

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230-kilovolt transmission system for customers in south Louisiana. The project was placed in service in April 2019. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $64.2 million. As of June 30, 2019, Cleco Power had spent $61.4 million on the project, with the remaining costs relating to final construction and clean-up costs.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. In June 2017, the LPSC approved a regulatory asset to be established upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project until Cleco Power seeks recovery in the new FRP, which is anticipated to be effective July 1, 2020. Construction on the Coughlin Pipeline project began in September 2018. The project is expected to be completed in September 2019 with an estimated cost of $32.7 million. As of June 30, 2019, Cleco Power had spent $29.1 million on the project.

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 47 miles of 230kV transmission line, a 230/138kV substation and three substation expansions in south Louisiana. The project is expected to cost approximately $142.7 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. The project is currently in the design and engineering phase. Construction has begun on expansions to existing substations, with the northern phase expected to be completed in the fourth quarter of 2020 and the southern phase expected to be completed in the fourth quarter of 2021. As of June 30, 2019, Cleco Power had spent $3.4 million on the project.

START Project
The START project replaces outdated business department applications with a modern, fully integrated enterprise business application suite. The project’s objectives are to gain efficiencies through consistent, industry-leading work processes and practices; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. The project was placed in service in May 2019. The total estimated project cost is $157.3 million. As of June 30,

2019, Cleco had spent $146.8 million on the project, with the remaining costs relating to implementation of the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of June 30, 2019, Cleco Power had spent $0.4 million on the project.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2019, and 2018

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue, net	$397,873	$299,261	$98,612	33.0%
Operating expenses	310,677	235,552	(75,125)	(31.9)%
Operating income	87,196	63,709	23,487	36.9%
Interest income	1,275	1,427	(152)	(10.7)%
Allowance for equity funds used during construction	5,518	3,224	2,294	71.2%
Other expense, net	(1,122)	(2,947)	1,825	61.9%
Interest charges	35,840	31,909	(3,931)	(12.3)%
Federal and state income tax expense	12,281	7,665	(4,616)	(60.2)%
Net income	$44,746	$25,839	$18,907	73.2%

Operating revenue, net increased $98.6 million during the second quarter of 2019 compared to the second quarter of 2018 primarily due to the addition of $102.0 million of electric operations revenue and $29.9 million of other operations revenue at Cleco Cajun, as well as $4.9 million of lower electric customer credits at Cleco Power. These increases were partially offset by $21.5 million of lower fuel cost recovery revenue, $9.2 million of lower base revenue, and $3.3 million of lower other operations revenue at Cleco Power.
Operating expenses increased $75.1 million during the second quarter of 2019 compared to the second quarter of

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

2018 primarily due to the addition of Cleco Cajun’s expenses. The increase in operating expenses related to Cleco Cajun operations were partially offset by $21.6 million of lower recoverable fuel and power purchased expenses and $8.0 million of lower other operations and maintenance expenses at Cleco Power and $4.3 million lower expenses associated with the Cleco Cajun Transaction.
Federal and state income tax expense increased $4.6 million during the second quarter of 2019 compared to the second quarter of 2018 primarily due to $4.3 million for the change in pretax income as a result of the addition of Cleco Cajun’s operations, and $0.3 million for miscellaneous tax items.
The effective income tax rate for the second quarter of 2019 and 2018 was 21.5% and 22.9%, respectively. The estimated annual effective income tax rate used during the second quarter of 2019 and 2018 for Cleco may not be indicative of the full-year income tax rate.
Results of operations for Cleco Power and Cleco Cajun are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue
Base	$168,167	$177,354	$(9,187)	(5.2)%
Fuel cost recovery	97,757	119,279	(21,522)	(18.0)%
Electric customer credits	(8,693)	(13,637)	4,944	36.3%
Other operations	15,404	18,685	(3,281)	(17.6)%
Affiliate revenue	337	220	117	53.2%
Operating revenue, net	272,972	301,901	(28,929)	(9.6)%
Operating expenses
Recoverable fuel and power purchased	97,668	119,278	21,610	18.1%
Non-recoverable fuel and power purchased	7,053	8,438	1,385	16.4%
Other operations and maintenance	42,914	50,950	8,036	15.8%
Depreciation and amortization	39,330	39,720	390	1.0%
Taxes other than income taxes	10,561	10,913	352	3.2%
Total operating expenses	197,526	229,299	31,773	13.9%
Operating income	75,446	72,602	2,844	3.9%
Interest income	867	1,313	(446)	(34.0)%
Allowance for equity funds used during construction	5,518	3,224	2,294	71.2%
Other expense, net	(1,127)	(2,302)	1,175	51.0%
Interest charges	17,370	18,107	737	4.1%
Federal and state income tax expense	13,978	13,710	(268)	(2.0)%
Net income	$49,356	$43,020	$6,336	14.7%

Cleco Power’s net income in the second quarter of 2019 increased $6.3 million compared to the second quarter of 2018 primarily as a result of the following factors:

•	lower other operations and maintenance expense,

•	lower electric customer credits,

•	higher allowance for equity funds used during construction,

•	lower non-recoverable fuel and power purchased, and

•	lower other expense, net.

These decreases were partially offset by:

•	lower base revenue and

•	lower other operations revenue.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	890	943	(5.6)%
Commercial	699	704	(0.7)%
Industrial	517	572	(9.6)%
Other retail	31	32	(3.1)%
Total retail	2,137	2,251	(5.1)%
Sales for resale	697	750	(7.1)%
Total retail and wholesale customer sales	2,834	3,001	(5.6)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$74,190	$80,336	(7.7)%
Commercial	48,948	49,787	(1.7)%
Industrial	21,598	22,704	(4.9)%
Other retail	2,544	2,721	(6.5)%
Surcharge	5,602	6,193	(9.5)%
Total retail	152,882	161,741	(5.5)%
Sales for resale	15,285	15,613	(2.1)%
Total base revenue	$168,167	$177,354	(5.2)%

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

	FOR THE THREE MONTHS ENDED JUNE 30,
				CHANGE
	2019	2018	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,046	1,058	942	(1.1)%	11.0%

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Base
Base revenue decreased $9.2 million during the second quarter of 2019 compared to the second quarter of 2018 primarily due to $6.3 million of lower rates and $2.9 million lower usage related to milder weather. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part II, Item 1A, “Risk Factors — Future Electricity Sales” in this Quarterly Report on Form 10-Q.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during the second quarter of 2019 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits decreased $4.9 million during the second quarter of 2019 compared to the second quarter of 2018 primarily due to the absence of $5.9 million of estimated refunds for the June 2018 FRP monitoring report, which were reversed in the third quarter of 2018 with the filed 2018 FRP monitoring report. This decrease was partially offset by $0.9 million of higher estimated refunds for the federal tax-related benefits of the TCJA. For more information on the FRP and the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — FRP.” and “— TCJA.”

Other Operations Revenue
Other operations revenue decreased $3.3 million during the second quarter of 2019 compared to the second quarter of 2018 primarily related to $2.0 million of lower net generation revenue as a result of the Teche Unit 3 SSR ending in April 2019. For more information on the SSR payments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $8.0 million during the second quarter of 2019 compared to the second quarter of 2018 primarily due to the absence of $4.5 million of generating station major outage maintenance expenses, $1.7 million of lower generation operation expenses, and $1.3 million of lower generating station routine maintenance expenses.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $2.3 million during the second quarter of 2019 compared to the second quarter of 2018 primarily due to higher construction costs related to the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the START project, and the Bayou Vista to Segura Transmission project.

Cleco Cajun
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2019
Operating revenue
Electric operations	$101,962
Other operations	29,917
Electric customer credits	(1,267)
Operating revenue, net	130,612
Operating expenses
Fuel used for electric generation	22,910
Power purchased for utility customers	53,105
Other operations and maintenance	23,688
Depreciation and amortization	10,136
Taxes other than income taxes	4,199
Gain on sale of asset	(6)
Total operating expenses	114,032
Operating income	16,580
Interest income	368
Other income, net	6
Federal and state income tax expense	4,028
Net income	$12,926

Significant factors affecting Cleco Cajun’s net income during the second quarter of 2019 are described below.

Operating Revenue
Operating revenue of $130.6 million for the second quarter of 2019 primarily consisted of $102.0 million of electric operations revenue from wholesale customers, $17.5 million of lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback, and $11.3 million of transmission revenue from wholesale customers. For more information on the Cottonwood Sale Leaseback agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”

Operating Expenses
Operating expenses of $114.0 million for the second quarter of 2019 primarily consisted of $36.5 million of power purchased from MISO, $20.1 million of fuel expenses for generation, $11.9 million of MISO transmission costs, $10.4 million of generating station routine maintenance expenses, $9.9 million of general depreciation expense on fixed assets, $6.8 million in general and administrative expenses, $5.5 million of generation operations expenses, and $3.4 million of property tax expenses.

Income Taxes
Federal and state income tax expense of $4.0 million for the second quarter of 2019 primarily included $3.6 million of tax expense on pretax income at the statutory tax rate and $0.4 million for miscellaneous tax items.
The effective income tax rate for the second quarter of 2019 was 23.8%. The estimated annual effective income tax rate used during the second quarter of 2019 for Cleco Cajun may not be indicative of the full-year income tax rate.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Comparison of the Six Months Ended June 30, 2019, and 2018

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue, net	$742,060	$576,021	$166,039	28.8%
Operating expenses	604,279	467,577	(136,702)	(29.2)%
Operating income	137,781	108,444	29,337	27.1%
Interest income	2,767	2,211	556	25.1%
Allowance for equity funds used during construction	11,206	5,587	5,619	100.6%
Other income (expense), net	1,655	(5,947)	7,602	127.8%
Interest charges	69,839	63,067	(6,772)	(10.7)%
Federal and state income tax expense	18,267	10,528	(7,739)	(73.5)%
Net income	$65,303	$36,700	$28,603	77.9%

Operating revenue, net increased $166.0 million during the first six months of 2019 compared to the first six months of 2018 primarily due to the addition of $160.2 million of electric operations revenue and $49.9 million of other operations revenue at Cleco Cajun, as well as $4.4 million of lower electric customer credits at Cleco Power. These increases were partially offset by $21.1 million of lower base revenue, $17.0 million of lower fuel cost recovery revenue, and $6.0 million of lower other operations revenue at Cleco Power.
Operating expenses increased $136.7 million during the first six months of 2019 compared to the first six months of 2018 primarily due to the addition of Cleco Cajun’s expenses. The increases in operating expenses related to Cleco Cajun operations were partially offset by $16.7 million of lower other operations and maintenance expenses and $17.1 million of lower recoverable fuel and power purchased expenses at Cleco Power.
Allowance for equity funds used during construction increased $5.6 million during the first six months of 2019 compared to the first six months of 2018 primarily due to higher Cleco Power construction costs related to various projects.
Other income (expense), net increased $7.6 million during the first six months of 2019 compared to the first six months of 2018 primarily due to $4.1 million for the increase in the cash surrender value of certain trust-owned life insurance policies as a result of favorable market conditions and $2.9 million of lower pension non-service costs.
Interest charges increased $6.8 million during the first six months of 2019 compared to the first six months of 2018 primarily due to $4.6 million of interest associated with the financing of the Cleco Cajun Transaction, $2.8 million of higher interest rates on a bank term loan, and $1.4 million in interest on the estimated refunds for the federal related tax benefits of the TCJA. These increases were partially offset by $2.3 million of higher allowance for borrowed funds used during construction.
Federal and state income tax expense increased $7.7 million during the first six months of 2019 compared to the first six months of 2018 primarily due to $6.2 million for the change in pretax income, excluding AFUDC equity, and $1.3 million for the state taxes.
The effective income tax rate for the six months ended June 30, 2019, and 2018 was 21.9% and 22.3%, respectively. The estimated annual effective income tax rate used during the six months ended June 30, 2019, and 2018 for Cleco might not be indicative of the full-year income tax rate.
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue
Base	$310,553	$331,675	$(21,122)	(6.4)%
Fuel cost recovery	212,547	229,589	(17,042)	(7.4)%
Electric customer credits	(16,853)	(21,284)	4,431	20.8%
Other operations	34,833	40,880	(6,047)	(14.8)%
Affiliate revenue	637	428	209	48.8%
Operating revenue, net	541,717	581,288	(39,571)	(6.8)%
Operating expenses
Recoverable fuel and power purchased	212,462	229,588	17,126	7.5%
Non-recoverable fuel and power purchased	16,044	18,303	2,259	12.3%
Other operations and maintenance	90,614	107,332	16,718	15.6%
Depreciation and amortization	81,707	80,109	(1,598)	(2.0)%
Taxes other than income taxes	20,538	22,831	2,293	10.0%
Total operating expenses	421,365	458,163	36,798	8.0%
Operating income	120,352	123,125	(2,773)	(2.3)%
Interest income	1,860	1,953	(93)	(4.8)%
Allowance for equity funds used during construction	11,206	5,587	5,619	100.6%
Other expense, net	(859)	(4,171)	3,312	79.4%
Interest charges	34,515	35,763	1,248	3.5%
Federal and state income tax expense	21,976	21,707	(269)	(1.2)%
Net income	$76,068	$69,024	$7,044	10.2%

Cleco Power’s net income in the first six months of 2019 increased $7.0 million compared to the first six months of 2018 primarily as a result of the following factors:

•	lower other operations and maintenance expense,

•	higher allowance for equity funds used during construction,

•	lower electric customer credits,

•	lower other expense, net,

•	lower taxes other than income taxes, and

•	lower non-recoverable fuel and power purchased

These increases were partially offset by:

•	lower base revenue and

•	lower other operations revenue.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,678	1,801	(6.8)%
Commercial	1,281	1,316	(2.7)%
Industrial	1,006	1,079	(6.8)%
Other retail	62	66	(6.1)%
Total retail	4,027	4,262	(5.5)%
Sales for resale	1,316	1,422	(7.5)%
Total retail and wholesale customer sales	5,343	5,684	(6.0)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$130,295	$143,114	(9.0)%
Commercial	93,811	97,251	(3.5)%
Industrial	42,247	44,628	(5.3)%
Other retail	5,101	5,462	(6.6)%
Surcharge	10,924	11,431	(4.4)%
Total retail	282,378	301,886	(6.5)%
Sales for resale	28,175	29,789	(5.4)%
Total base revenue	$310,553	$331,675	(6.4)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2019 CHANGE
	2019	2018	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	778	881	941	(11.7)%	(17.3)%
Cooling degree-days	1,154	1,257	1,020	(8.2)%	13.1%

Base
Base revenue decreased $21.1 million during the first six months of 2019 compared to the first six months of 2018 primarily due to $14.3 million of lower rates and $6.8 million related to lower usage from milder weather. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part II, Item 1A, “Risk Factors — Future Electricity Sales” in this Quarterly Report on Form 10-Q.

Fuel Cost Recovery/Recoverable Fuel and Power Purchased
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 77% of Cleco Power’s total fuel cost during the first six months of 2019 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits decreased $4.4 million during the first six months of 2019 compared to the first six months of 2018 primarily related to the absence of $5.9 million of estimated refunds for the June 2018 FRP monitoring report, which were reversed in the third quarter of 2018 with the filed 2018 FRP monitoring report. This decrease was partially offset by $1.3 million of higher estimated refunds for the federal tax-related benefits of the TCJA. For more information on the FRP and the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — FRP” and “— TCJA.”

Other Operations Revenue
Other operations revenue decreased $6.0 million during the first six months of 2019 compared to the first six months of 2018 primarily related to $2.4 million of lower net generation revenue as a result of the Teche Unit 3 SSR ending in April 2019, $1.9 million of lower net transmission and distribution revenue, and $1.8 million of lower forfeited discounts and reconnect fees. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — SSR.”

Non-Recoverable Fuel and Power Purchased
Non-recoverable fuel and power purchased decreased $2.3 million during the first six months of 2019 compared to the first six months of 2018 primarily due to $1.2 million of lower MISO transmission expenses and $0.7 million of lower MISO SSR net transmission expenses, as a result of the Teche Unit 3 SSR ending in April 2019. For more information on the SSR payments, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $16.7 million during the first six months of 2019 compared to the first six months of 2018 primarily due to the absence of $16.9 million of generating station major outage maintenance expenses and $4.5 million of lower generating station routine operations and maintenance expenses.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $2.3 million during the first six months of 2019 compared to the first six months of 2018 primarily due to $1.4 million of lower Louisiana corporate franchise taxes due to the reversal of a contingent liability related to inventory tax credits.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $5.6 million during the first six months of 2019 compared to the first six months of 2018 primarily due to higher construction costs related to the St. Mary Clean Energy Center project, the

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Coughlin Pipeline project, the START project, and the Bayou Vista to Segura Transmission project.

Other Expense, Net
Other expense, net decreased $3.3 million during the first six months of 2019 compared to the first six months of 2018 primarily due to lower pension non-service costs.

Cleco Cajun
(THOUSANDS)	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Operating revenue
Electric operations	$160,156
Other operations	49,883
Electric customer credits	(1,267)
Operating revenue, net	208,772
Operating expenses
Fuel used for electric generation	32,833
Power purchased for utility customers	83,550
Other operations and maintenance	38,099
Depreciation and amortization	15,546
Taxes other than income taxes	7,344
Gain on sale of asset	(8)
Total operating expenses	177,364
Operating income	31,408
Interest income	622
Other expense, net	(491)
Federal and state income tax expense	7,557
Net income	$23,982
From the closing of the Cleco Cajun Transaction on February 4, 2019, through June 30, 2019.

Significant factors affecting Cleco Cajun’s net income from the closing of the Cleco Cajun Transaction on February 4, 2019, through June 30, 2019, are described below.

Operating Revenue
Operating revenue of $208.8 million during 2019 primarily consisted of $160.2 million of electric operations revenue from wholesale customers, $28.8 million of lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback, and $19.7 million of transmission revenue from wholesale customers. For more information on the Cottonwood Sale Leaseback agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”

Operating Expenses
Operating expenses of $177.4 million during 2019 primarily consisted of $57.0 million of power purchased from MISO, $30.0 million of fuel expenses for generation, $20.5 million of MISO transmission costs, $15.5 million for generating station routine maintenance expenses, $15.2 million of depreciation on fixed assets, $12.1 million of general and administrative expenses, $9.5 million of generation operations expenses, and $5.6 million of property tax expenses.

Income Taxes
Federal and state income tax expense of $7.6 million during 2019 primarily included $6.6 million of tax expense on pretax income at the statutory tax rate and $1.0 million for state taxes.
The effective income tax rate for 2019 was 24.0%. The estimated annual effective income tax rate used for 2019 for

Cleco Cajun may not be indicative of the full-year income tax rate.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2019:

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
With respect to any open power or natural gas trading contracts that Cleco has or may initiate in the future, Cleco may be required to provide credit support or pay liquidated damages. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price of power and natural gas, changes in open power and gas contracts, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
Cleco Power and Cleco Cajun participate in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules. At June 30, 2019, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

of credit automatically renews each year. At June 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reduction in reserve for the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. After various filings and settlement discussions, on July 10, 2019, the LPSC approved Cleco Power to accrue rate refunds of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund will be credited to customers over 12 months beginning August 1, 2019. At June 30, 2019, Cleco Power had $47.5 million accrued for the estimated tax-related benefits from the TCJA and $3.0 million accrued for related interest.
Also, on July 10, 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its next FRP, which was filed on

June 28, 2019, with anticipated new rates being effective July 1, 2020. At June 30, 2019, Cleco Power had a regulatory liability of $375.0 million for the portion of the net reduction to ADIT subject to regulatory treatment. Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.

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

Debt

Cleco Consolidated
At June 30, 2019, and December 31, 2018, Cleco had no short-term debt outstanding.
At June 30, 2019, Cleco’s long-term debt outstanding was $3.28 billion, of which $91.6 million was due within one year. The long-term debt due within one year at June 30, 2019, primarily represents $66.7 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments and $21.0 million of principal payments, net of related debt discount and expense, for the Cleco Katrina/Rita storm recovery bonds. Long-term debt increased by $381.8 million from December 31, 2018, primarily due to borrowings under a $300.0 million bridge term loan agreement and a $100.0 million bank term loan on February 4, 2019, in connection with the Cleco Cajun Transaction. These increases were partially offset by $10.4 million for a scheduled payment made on Cleco Katrina/Rita storm recovery bonds. For more information on Cleco’s debt, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
Cash and cash equivalents available at June 30, 2019, were $116.1 million combined with $440.5 million available credit facility capacity ($140.5 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $556.6 million. For more information on the credit facility capacity, see

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

“— Credit Facilities.” Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At June 30, 2019, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Fair Value Accounting.”
At June 30, 2019, and December 31, 2018, Cleco had a working capital surplus of $173.2 million and $185.9 million, respectively. The $12.7 million decrease in working capital is primarily due to:

•	a $70.4 million increase in long-term debt due within one year primarily due to $66.7 million required by the Cleco Cajun Transaction commitments to repay Cleco Holdings’ debt early,

•	a $24.3 million increase in other current liabilities primarily due to additional liabilities incurred as a result of the Cleco Cajun Transaction and the timing of payroll accruals,

•	an $18.8 million increase in provision for rate refund primarily due to the estimated refunds for the tax-related benefits of the TCJA,

•	a $16.1 million increase in taxes payable primarily due to accruals of property taxes, partially offset by lower provision for income taxes,

•
a $13.4 million increase in accounts payable, excluding FTR purchases, primarily due to additional vendor payables as a result of the Cleco Cajun Transaction and higher gas volumes at Cleco Power, partially offset by a decrease in solid fuel costs at Cleco Power and the short-term incentive plan payment in March 2019, and

•
a $10.0 million increase in other regulatory liabilities primarily due to the collections of revenue related to the St. Mary Clean Energy Center project that will be returned to retail customers as part of the July 2019 FRP rate adjustment as a result in a delay in the project’s commercial operational date.

These decreases in working capital were partially offset by:

•	a $59.5 million increase in customer accounts receivable primarily due to additional Cleco Cajun receivables and the timing of a payment from a Cleco Power wholesale customer,

•	a $27.2 million increase in materials and supplies inventory primarily due to the Cleco Cajun Transaction,

•
a $19.7 million increase in fuel inventory primarily due to inventory acquired in the Cleco Cajun Transaction and the seasonal operations of the Dolet Hills Power Station, partially offset by lower petroleum coke purchases at Cleco Power,

•	a $9.6 million increase in other current assets primarily due to an indemnification asset at Cleco Cajun as a result of a contingent liability assumed with the Cleco Cajun Transaction,

•	a $7.9 million increase in unbilled revenue due to higher usage as a result of warmer weather,

•	a $5.9 million increase in other accounts receivable primarily due to higher receivables from joint owners, the timing of revenue receipts, and additional Cleco Cajun receivables, and

•	a $5.9 million increase in cash and cash equivalents.

In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a bridge loan agreement and $100.0 million under a term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). Cleco Holdings anticipates that some or all of the variable rate debt may be replaced or repaid with long-term financing, markets permitting, within 12 months of the closing of the Cleco Cajun Transaction.
In connection with the Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on the Cleco Holdings’ credit facility. At June 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility.

Cleco Holdings (Holding Company Level)
At June 30, 2019, and December 31, 2018, Cleco Holdings had no short-term debt outstanding.
At June 30, 2019, Cleco Holding’s long-term debt outstanding was $1.88 billion, of which $70.0 million was due within one year. The long-term debt due within one year at June 30, 2019, primarily represents $66.7 million principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments.
At June 30, 2019, and December 31, 2018, Cleco Holdings had no borrowings outstanding under its $175.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021. Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2019, were $18.1 million, combined with $140.5 million credit facility capacity for total liquidity of $158.6 million. For more information on the credit facility capacity, see “— Credit Facilities.”

Cleco Power
At June 30, 2019, and December 31, 2018, Cleco Power had no short-term debt outstanding.
At June 30, 2019, Cleco Power’s long-term debt outstanding was $1.40 billion, of which $21.6 million was due within one year. The long-term debt due within one year at June 30, 2019, represents $21.0 million of principal payments, net of related debt discount and expense, for the Cleco Katrina/Rita storm recovery bonds and $0.6 million of finance lease payments. For Cleco Power, long-term debt decreased $10.1 million from December 31, 2018, primarily due to a

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

scheduled payment made on Cleco Katrina/Rita storm recovery bond.
At June 30, 2019, and December 31, 2018, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021. Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
Cash and cash equivalents available at June 30, 2019, were $26.0 million, combined with $300.0 million credit facility capacity for total liquidity of $326.0 million.
At June 30, 2019, and December 31, 2018, Cleco Power had a working capital surplus of $77.9 million and $62.3 million, respectively. The $15.6 million increase in working capital is primarily due to:

•
a $21.3 million decrease in accounts payable, excluding FTR purchases, primarily due to a decrease in solid fuel costs and the short-term incentive plan payment in March 2019, partially offset by higher gas volumes,

•	a $13.5 million decrease in taxes payable primarily due to lower provisions for income taxes, partially offset by the timing of accruals of property taxes,

•	an $9.8 million increase in customer accounts receivable due to the timing of a payment from a wholesale customer,

•	a $7.9 million increase in unbilled revenue due to higher usage as a result of warmer weather, and

•	a $5.2 million increase in other accounts receivable primarily due to higher receivables from joint owners and the timing of revenue receipts.

These decreases in working capital were partially offset by:

•	an $17.4 million increase in provision for rate refund primarily due to the estimated refunds for the tax-related benefits of the TCJA,

•
a $10.0 million increase in other regulatory liabilities primarily due to the collections of revenue related to the St. Mary Clean Energy Center project that will be returned to retail customers as part of the July 2019 FRP rate adjustment as a result in a delay in the project’s commercial operational date,

•	a $6.0 million decrease in cash and cash equivalents, and

•	a $5.7 million increase in other current liabilities primarily due to the timing of payroll accruals.

Credit Facilities
At June 30, 2019, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million and one for Cleco Power in the amount of $300.0 million, with a maximum aggregate capacity of $475.0 million.
In connection with the Cleco Cajun Transaction, on February 4, 2019, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. At June 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. This letter of credit automatically renews each year and decreases availability under the Cleco Holdings’ credit facility. At June 30, 2019, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At June 30, 2019, Cleco Power had a $300.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. At June 30, 2019, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At June 30, 2019, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At June 30, 2019, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part II, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in this Quarterly Report on Form 10-Q.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $186.3 million and $135.8 million, respectively, during the six months ended June 30, 2019, and 2018, respectively. Net cash provided by operating activities increased $50.5 million primarily due to:

•	$50.9 million for the addition of Cleco Cajun operations, including receipts of $20.0 million as a result of the Cottonwood Sale Leaseback,

•	higher net fuel and power purchase collections at Cleco Power of $22.8 million primarily due to timing of collections,

•	lower payout for employee benefits of $5.4 million.

These increases were partially offset by:

•	lower receipts for other accounts receivable at Cleco Power of $8.4 million, including the timing of receipts of joint owners’ portion of generating station expenditures,

•	higher payments for deferred project costs at Cleco Power of $7.3 million, and

•	lower collections from Cleco Power customers of $5.9 million.

Net Investing Cash Flow
Net cash used in investing activities was $951.0 million and $142.2 million, respectively, during the six months ended June 30, 2019, and 2018, respectively. Net cash used in investing activities increased $808.8 million primarily due to:

•	payment for the acquisition of all the membership interest in South Central Generating of $962.2 million, net of cash received of $147.2 million and

•	higher additions to property, plant, and equipment, net of AFUDC, of $10.1 million.

These increases were partially offset by:

•	the absence of the issuance of a $16.8 million note receivable.

Net Financing Cash Flow
Net cash provided by financing activities was $770.3 million and $0.4 million, respectively, during the six months ended June 30, 2019, and 2018. Net cash provided by financing activities increased $770.7 million primarily due to:

•	higher contributions from Cleco Group of $384.9 million,

•	increased borrowings of $350.0 million, primarily related to the financing of the Cleco Cajun Transaction,

•	higher draws on Cleco’s credit facilities of $108.0 million, and

•	the absence of distributions to Cleco Group of $39.9 million.

These increases were partially offset by higher payments on Cleco’s credit facilities of $108.0 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $137.6 million and $173.8 million, respectively, during the six months ended June 30, 2019, and 2018, respectively. Net cash provided by operating activities decreased $36.2 million primarily due to:

•	higher payments for affiliate settlements of $39.8 million,

•	lower receipts for other accounts receivable of $8.4 million, including the timing of receipts of joint owners’ portion of generating station expenditures,

•	higher payments for deferred project costs of $7.3 million, and

•	lower collections from customers of $5.9 million.

These decreases were partially offset by:

•	higher net fuel and power purchase collections of $22.8 million primarily due to timing of collections and

•	lower payout for employee benefits of $7.8 million.

Net Investing Cash Flow
Net cash used in investing activities was $133.9 million and $144.7 million, respectively, during the six months ended June 30, 2019, and 2018, respectively. Net cash used in investing activities decreased $10.8 million primarily due to the absence of issuance of $16.8 million note receivable. This increase was partially offset by lower additions to property, plant, and equipment, net of AFUDC, of $6.7 million.

Net Financing Cash Flow
Net cash used in financing activities was $10.7 million and $31.5 million, respectively, during the six months ended June 30, 2019, and 2018. Net cash used in financing activities decreased $20.8 million primarily due to:

•	lower distributions to Cleco Holdings of $71.0 million and

•	higher draws on Cleco Power’s credit facilities of $33.0 million.

These decreases were partially offset by:

•	the absence of a $50.0 million issuance for the second tranche of senior notes in March 2018 and

•	higher payments on Cleco Power’s credit facilities of $33.0 million.

Capital Expenditures
As a result of the Cleco Cajun Transaction, Cleco’s estimated capital expenditures increased to include Cleco Cajun’s estimated capital expenditures.
During the six months ended June 30, 2019, Cleco and Cleco Cajun had capital expenditures, excluding AFUDC, of $140.3 million and $2.7 million, respectively.
Cleco Cajun’s estimated capital expenditures for the six months ending December 31, 2019, and for the remainder of the five-year period ending December 31, 2023, excluding AFUDC, are $13.0 million and $89.0 million, respectively. Cleco’s estimated capital expenditures and debt maturities for the six months ending December 31, 2019, and for the remainder of the five-year period ending December 31, 2023, excluding AFUDC, are $190.0 million and $2.22 billion, respectively. For more information on Cleco and Cleco Power’s

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks due to a physical or cyberattack, or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. In addition, the Cleco Cajun Transaction could increase the risk associated with cybersecurity that could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows including phishing attacks, denial of service attacks, and employee insider attacks. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Digital and Information Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each quarter, management provides cybersecurity updates to Cleco’s Board of Managers. For more information on risks related to Cleco’s cybersecurity, see Part II, Item 1A, “Risk Factors — Technology and Terrorism Threats” in this Quarterly Report on Form 10-Q.

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
On May 2, 2019, Louisiana Generating notified the EPA and the LDEQ that it has elected not to Retrofit (as such term is defined in the Consent Decree) Big Cajun II, Unit 1.
On July 8, 2019, the EPA published in the Federal Register a final rule to replace the CPP, formally titled Repeal of the Clean Power Plan; Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units; Revisions to Emission Guidelines Implementing Regulations. The state agency will have to set standards of performance for each affected generating unit and submit the implementation plan to the EPA for approval within three years from the date of rule publication in the Federal Register. Until the state agency has set standards for the affected generating units, management cannot determine the future regulatory requirements and impact on Cleco’s existing affected units nor if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Retail Rates of Cleco Power

Fuel Rates
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of power purchased for utility customers are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. For more information on the FAC and the most recent fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the ongoing environmental audit covering January 1, 2016, through December 31, 2017, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

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
In September 2017, the LPSC extended Phase I for an additional year. Cleco Power began recovery of approximately $3.3 million for estimated costs for the fourth program year beginning January 1, 2018. Also, in September 2017, the LPSC approved a motion for additional energy efficiency program funds for the exclusive benefit of school districts, local governments, state agencies, and higher education institutions or any other public entities (political subdivision). The recovery of approximately $3.3 million annually for estimated costs for the political subdivision program began on January 1, 2018. On December 19, 2018, the LPSC extended Phase I for an additional year. The LPSC Staff has begun to work on Phase II rules.
In November 2017, the LPSC initiated an audit on the first two program years to consider all program costs. On June 19, 2019, the LPSC approved the audit report and concluded the costs were reasonable and prudent, and eligible for recovery consistent with the Energy Efficiency Rules.
Generally, utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. In December 2018, Cleco Power filed a letter of intent with the LPSC to recover certain accumulated decrease in revenues. On March 28, 2019, Cleco Power received communication from the LPSC indicating denial of the request.

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

Wholesale Rates
The rates Cleco charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco’s next triennial market power analysis is expected to be filed during the fourth quarter of 2020.

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
For information about the risks associated with Cleco Power’s participation in MISO, see Part II, Item 1A, “Risk Factors — MISO” in this Quarterly Report on Form 10-Q.
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

Transmission, Distribution, and Generation Projects
Cleco Power’s significant ongoing projects include the Bayou Vista to Segura transmission project, the DSMART distribution project and the St. Mary Clean Energy Center generation project. For information on these projects, see “— Overview — Cleco Power.”

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. Cleco Power’s next NERC Reliability Standards on-site audit is scheduled to begin in October 2019. The Cleco Cajun NERC Reliability Standards audit occurred during April 2019. There were no violations or areas of concern discovered during this audit.
A NERC CIP audit is also conducted every three years. Cleco Power’s next NERC CIP audit is scheduled to begin in the second quarter of 2020. Cleco Cajun’s CIP audit occurred during June 2019. The results of the audit are pending.
Management is unable to predict the final outcome of the current Cleco Cajun CIP audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part II, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance” in this Quarterly Report on Form 10-Q.

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

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, on October 20, 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. On February 20, 2018, Cleco Power filed the data assumptions to be used in its IRP analysis. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholder meeting was held on April 5, 2018. Comments from the stakeholders were filed on June 5, 2018. Cleco Power responded to multiple sets of data requests. Cleco Power filed a draft IRP report on January 29, 2019. A second stakeholder meeting was held on February 28, 2019. Comments from stakeholders were received on April 30, 2019. Cleco Power expects to file the final IRP report no later than August 30, 2019, with LPSC acknowledgment of a completed IRP process expected in early 2020.
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis. The IRP is used as a guide in future decision-making and does not represent firm operational commitments. LPSC acknowledgment of a completed IRP process does not represent approval of any actions stated in the IRP report.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. Cleco Power’s next municipal franchise expires in July 2021.

In June 2019, the Village of Loreauville voted to renew the franchise agreement with Cleco Power with an effective date of June 6, 2019. The franchise agreement is for 27 years until June 2046. Currently, approximately 384 customers are located in the Village of Loreauville.
In July 2019, the City of Opelousas voted to renew the franchise agreement with Cleco Power with an effective date of August 11, 2021. The franchise agreement is for 10 years from the effective date, until August 2031. Currently, approximately 9,604 customers are located in the City of Opelousas.
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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK OVERVIEW
Cleco is exposed to several forms of market risk, consisting primarily of counterparty credit risk, interest rate risk, and commodity price risk. Cleco maintains policies and procedures to help manage these risks.

Credit and Liquidity
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
At June 30, 2019, Cleco Holdings had no variable-rate debt outstanding under its $175.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At June 30, 2019, Cleco Holdings had $700.0 million long-term variable rate bank term loans outstanding. One bank term loan has $300.0 million outstanding at an interest rate of LIBOR plus 1.250%, for an all-in interest rate of 3.66% at June 30, 2019. Another bank term loan has a balance of $300.0 million outstanding, at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 4.015% at June 30, 2019. The last bank term loan has a balance of $100.0 million outstanding, at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 4.045% at June 30, 2019. The weighted average rate for all outstanding term loan debt was 3.867%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $7.0 million.
At June 30, 2019, Cleco Power had no variable-rate debt outstanding. Cleco Power’s borrowing costs under its $300.0 million credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risks
Cleco Power and Cleco Cajun are exposed to changes in market prices inherent in fuel supply, generation, and customer supply activities. Cleco’s Energy Market Risk Management Policy authorizes hedging commodity price risk with physical or financially settled derivative instruments. Some of these contracts may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. The majority of these FTRs are purchased in annual auctions during the second quarter, but additional FTRs may be purchased in monthly auctions. FTRs represent economic hedges of future congestion charges that will be incurred in serving customer load. FTRs are derivatives not designated as hedging instruments for accounting purposes. At June 30, 2019, Cleco Power’s Condensed Consolidated Balance Sheet reflected FTRs of $14.7 million in Energy risk management assets and $0.8 million in Energy risk management liabilities. At June 30, 2019, Cleco’s Condensed Consolidated Balance Sheet reflected FTRs of $17.1 million in Energy risk management assets and $2.4 million in Energy risk management liabilities.
Cleco Cajun entered into other commodity derivative contracts that are fixed price natural gas forwards which fluctuate in value as underlying natural gas prices change. At June 30, 2019, Cleco’s Condensed Consolidated Balance Sheet reflected other commodity derivatives of $2.8 million in Energy risk management liabilities.
For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity” and “Note 7 — Fair Value Accounting — Commodity Contracts.”

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of June 30, 2019. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in South Central Generating. Cleco is evaluating changes to processes and other components of internal controls over financial reporting of
Cleco Cajun as part of its ongoing integration activities. For more information on the transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combination.”
During the three months ended June 30, 2019, the Registrants transitioned to a new enterprise business application and, accordingly, modified certain existing, as well as implemented new, processes and internal controls to adapt to the new application. While Cleco believes that this new system and related changes to internal controls will ultimately strengthen its internal controls over financial reporting, there are inherent risks in implementing a new system and the
Registrants will continue to evaluate and monitor these control changes.
There have been no other changes in the Registrants’ internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS

The following risk factors, which supplement and update the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018, could have a material adverse effect on results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

Cleco Cajun Transaction

The success of the Cleco Cajun Transaction depends, in part, on Cleco’s ability to manage the acquired business, realize anticipated benefits, and conduct an effective integration process.
On February 4, 2019, Cleco acquired all of the membership interests of South Central Generating upon the closing of the Cleco Cajun Transaction. The success of the Cleco Cajun Transaction will depend, in part, on Cleco’s ability to manage and operate an unregulated business through service to nine electric Louisiana cooperative customers and other wholesale customers. Additionally, the integration process could be complex, costly, and time consuming, including the diversion of significant management time and resources thereto, and may result in the following challenges, among others:

•	unanticipated delays, disruptions, issues or costs in integrating operations, financial and accounting, information technology, communications and other systems;

•	potential inconsistencies in procedures, practices, policies, controls, and standards;

•	possible differences in compensation arrangements, management perspectives and corporate culture;

•	loss of or difficulties retaining valuable employees or third-party relationships; and

•	meeting LPSC commitments relating to the transaction.

Even with the successful integration of the businesses, Cleco may not achieve the expected results or economic benefits. Any of the factors addressed above could decrease or delay the projected neutral or accretive effect of the Cleco Cajun Transaction. Failure to fully realize the anticipated benefits could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Holding Company

Cleco Holdings is a holding company and its ability to meet its debt obligations is dependent on the cash generated by its subsidiaries.
Cleco Holdings is a holding company and conducts its operations primarily through its subsidiaries. Accordingly,

Cleco Holdings’ ability to meet its debt obligations is largely dependent upon the cash generated by these subsidiaries. Cleco Holdings’ subsidiaries are separate and distinct entities and have no obligations to pay any amounts due on Cleco Holdings’ debt or to make any funds available for such payment. In addition, Cleco Holdings’ subsidiaries’ ability to make dividend payments or other distributions to Cleco Holdings may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Substantially all of Cleco’s consolidated assets are held by either Cleco Power or Cleco Cajun. Cleco Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Holdings were a creditor of any subsidiary, its rights as a creditor would be effectively subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary ranking senior to that held by Cleco Holdings. Cleco Power is subject to regulation by the LPSC, which may impose limits on the amount of dividends that Cleco Power may pay Cleco Holdings. The 2016 Merger Commitments also provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings.

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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
As a result of the 2016 Merger, Cleco Holdings and Cleco Power made 2016 Merger Commitments to the LPSC including but not limited to the extension of Cleco Power’s current FRP for an additional two years, maintaining employee headcount, salaries, and benefits for ten years, and a limitation from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. Additionally, upon approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC including but not limited to holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt prior to December 31, 2024, of which $66.7 million is required in 2019; and a $4.0 million annual reduction to Cleco Power’s retail customer rates.
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

Commodity Prices

Cleco Power and Cleco Cajun’s financial performance could be exposed to fluctuations in commodity prices and other factors, which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Cleco Power
Cleco Power may enter into fuel cost hedging transactions to mitigate the volatility in fuel costs passed through to its retail customers. When transactions expire or are offset through liquidation, actual gains or losses are deferred and included in the FAC in the month the physical contract settles. Recovery of any of these FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.

Cleco Cajun
Cleco Cajun is exposed to uncertain market prices of electricity, natural gas, coal, and other commodities related to its generation and supply business. Energy costs and revenues are also subject to volumetric risk due to fluctuations related to generation and customer load uncertainty, unexpected plant outages, or changes in load driven by weather or other factors during the normal course of business. Failure to properly manage such expenses could result in adverse financial performance.

Transmission Constraints

Transmission constraints could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power and Cleco Cajun’s pricing zones. Cleco purchases FTRs to mitigate transmission congestion price risks. However, insufficient FTR allocations or increased FTR costs due to negative congestion flows may result in an unexpected increase in energy costs to Cleco’s customers. For Cleco Power, if a disallowance of additional fuel costs associated with congestion is ordered by the LPSC resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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
On May 22, 2018, Cleco Power received notice of an EAC audit from the LPSC for the period of January 1, 2016, to December 31, 2017, and Cleco Power has responded to several sets of data requests. The total amount of environmental expense included in the audit is $30.7 million. A final report is expected in the third quarter of 2019. Cleco Power has EAC filings for January 2018 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of environmental costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

Hedging and Risk Management Activities

Cleco may not be adequately hedged against changes in commodity prices, which could have a material adverse effect on the results of operations, financial condition, and liquidity of the Registrants.
Cleco may enter into transactions to hedge all or some of customer supply agreements, natural gas, solid fuel requirements (coal), power, and other commodities. Hedge transactions are executed within established risk management guidelines. As part of this strategy, Cleco may utilize fixed and variable price forward physical purchase and sales contracts, FTRs, firm transportation for fuels, futures, financial swaps, and physical or financial option contracts traded bilaterally with counterparties, in the over-the-counter markets, or on exchanges.
Additionally, Cleco may be able to only cover a portion of the exposure of its assets and commodities exposed to market price volatility, and the coverage will vary over time. To the extent Cleco has unhedged exposure, fluctuating commodity prices can materially affect Cleco’s results of operations and financial position.
Hedging transactions may introduce additional risks including basis, transmission, transportation, volumetric, and counterparty risks.
Cleco may guarantee the performance of a portion of the obligations relating to commercial transactions and hedging. Reductions in Cleco’s credit quality or changes in the market prices of transaction related energy commodities could increase the cash (margining) or letter of credit collateral required to be posted in connection with hedging and risk management activities, which could materially affect the Registrants’ liquidity and financial position.

Cleco is exposed to the risk that counterparties may not meet their obligations, which could have a material adverse effect on the operating and financial performance of the Registrants.
Counterparties may fail to perform their physical or financial obligations. Currently, some master agreements contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Cleco, or specifically to Cleco Power or Cleco Cajun. If the counterparties to these arrangements fail to perform, Cleco may enforce and recover the proceeds from the credit support provided; however, in the event of a default, credit support may not always be adequate to cover the related obligations. In such event, Cleco may incur losses in excess of amounts, if any, already paid to the counterparties. In addition, the credit commitments of Cleco’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially affect the adequacy of its liquidity sources. In no case would Cleco Power bear any commodity or credit risk of Cleco Cajun.

The accounting for Cleco’s hedging activities may increase the volatility in the Registrants’ quarterly and annual financial results.
Cleco engages in transactions to economically hedge forward commodity market price risk exposure utilizing both physical and financial commodity purchases and sales commitments. Some of these contracts are accounted for as derivatives, which requires Cleco to record the fair value of the commitment on the balance sheet with changes in the fair value of all derivatives reflected within current period earnings. As a result, Cleco is unable to accurately predict the effect that its risk management decisions may have on quarterly and annual financial results, which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

Global Economic Environment and Uncertainty; Access to Capital

Adverse capital market performance could result in reductions in the fair value of benefit plan assets and increase the Registrants’ liabilities related to such plans. Sustained declines in the fair value of the plan’s assets or sustained increases in plan liabilities could result in significant increases in funding requirements, which could adversely affect the Registrants’ liquidity and results of operations.
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
Events beyond the Registrants’ control, such as political uncertainty in the U.S. (including the ongoing debates related to the U.S. federal government budget and debt ceiling), volatility and disruption in global capital and credit markets, may create uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. Additionally, upon approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC including but not limited to holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt prior to December 31, 2024, of which $66.7 million is required in 2019; and a $4.0 million annual reduction to Cleco Power’s retail customer rates. The Registrants are unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants’ ability to fund capital expenditures or to service debt, or on the Registrants’ flexibility to react to changing economic and business conditions.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows and Cleco Cajun’s future wholesale revenue and cash flows could be adversely affected by adverse macroeconomic conditions.
Adverse macroeconomic conditions resulting in low economic growth can negatively impact the businesses of Cleco Power’s residential, commercial, wholesale, and industrial customers, and Cleco Cajun’s wholesale customers resulting in decreased power consumption, which causes a corresponding decrease in base revenue for Cleco Power and revenue for Cleco Cajun. Reduced production or the shutdown of any of these customers’ facilities could substantially reduce Cleco Power’s base revenue and Cleco Cajun’s revenue.

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
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Approximately 25% of Cleco Power’s net capacity was constructed before 1980. Aging equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency, or to comply with environmental permits. Newer equipment can also be subject to unexpected failures. Accordingly, Cleco Power may incur more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, higher replacement costs of purchased power, increased fuel costs, MISO related costs, and the loss of

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

Cleco Cajun’s Generation Facilities

Cleco Cajun’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, interruption of fuel deliveries, and transmission constraints.
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
Cleco Cajun’s generation facilities are fueled by coal and natural gas. The deliverability of these fuel sources may be constrained due to such factors as higher demand, production shortages, weather-related disturbances, or lack of transportation capacity.

Cleco Credit Ratings

A downgrade in Cleco Holdings’ or Cleco Power’s credit ratings could result in an increase in their respective borrowing costs, a reduced pool of potential investors and funding sources, and a restriction on Cleco Power making distributions to Cleco Holdings.
Neither Cleco Holdings nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. If S&P, Moody’s, or Fitch were to downgrade Cleco Holdings’ or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would be adversely affected. Downgrades of either Cleco Holdings’ or Cleco Power’s credit ratings could result in additional fees and higher interest rates for borrowings under their respective credit facilities. In addition, Cleco Holdings or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings, may be subject to more onerous debt covenants, and their pool of potential investors and funding sources could decrease. In addition, the 2016 Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings in the event of a ratings downgrade below investment grade.

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
MISO evaluates forced outage rates to assess generating unit capacity for planning reserve margins. If Cleco

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

is subject to a significant amount of forced outages, Cleco may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. For Cleco Power, the costs of such capacity may not be recoverable in its rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Using MISO’s unforced capacity method for determining generating unit capacity, Cleco Power’s fleet provided for 536 MW of capacity in excess of its peak, coincident to MISO’s peak, in 2018.

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
Cleco’s systems, including its financial information, operational systems, advanced metering, and billing systems, require constant maintenance, monitoring, security patches, modification or configuration of systems, and update and upgrade of systems, which can be costly and increase the risk of errors and malfunction. Any disruptions or deficiencies in existing systems, or disruptions, delays, or deficiencies in the modification, transition to, or implementation of new systems, could result in increased costs, the inability to track or collect revenues and the diversion of management’s and employees’ attention and resources, and could adversely affect the effectiveness of Cleco’s control environment, and/or its ability to accurately or timely file required regulatory reports.
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
In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. After various filings and settlement discussions, on July 10, 2019, the LPSC approved Cleco Power’s rate refund of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund will be credited to customers over 12 months beginning August 1, 2019. At June 30, 2019, Cleco Power had $47.5 million accrued for the estimated federal tax-related benefits from the TCJA and $3.0 million accrued for related interest.
Also, on July 10, 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s application for its next FRP, which was filed on June 28, 2019.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power and Cleco Cajun separately, which may result in increased capital expenditures and operating expenses. Failure to comply with these standards can result in the imposition of material fines and civil penalties.
The SERC Reliability Corporation Regional Entity conducts a NERC Reliability Standards audit and a NERC CIP audit every three years on Cleco Power and Cleco Cajun separately. Cleco Power’s next NERC Reliability Standards audit is scheduled to begin in October 2019 and the next NERC CIP audit is scheduled to begin in the second quarter of 2020. Cleco Cajun’s most current CIP audit occurred in June 2019. The results of the audit are pending. Management is unable to predict the outcome of Cleco Cajun’s current CIP audit or any future audits or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. As a result, some of Cleco’s electric generating units could be rendered uneconomical to maintain or operate and could prompt early retirement of certain generation units. Any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as fuel for new and existing electric generating units. Cleco will evaluate potential solutions to comply with such regulations and monitor rulemaking and any legal matters impacting the proposed regulations. Cleco may incur significant capital expenditures or additional operating costs to comply with such revisions, reinterpretations, and new requirements. If Cleco were to fail to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.

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

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

Wholesale Electric Service

Cleco’s business practices are regulated by FERC, and the wholesale rates of both Cleco Power and Cleco Cajun are subject to FERC’s triennial market power analysis. Cleco Power and/or Cleco Cajun could lose the right to sell wholesale generation at market-based rates.
FERC conducts a review of Cleco’s generation market power every three years in addition to each time generation capacity changes. Cleco’s next triennial market power analysis is expected to be filed in 2020. In the future, if FERC determines Cleco Power and/or Cleco Cajun possesses generation market power in excess of certain thresholds, Cleco Power and/or Cleco Cajun could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generating facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on Cleco’s ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction. Also, to the extent that climate change would adversely impact the economic health of a region or result in energy conservation or demand side management programs, it may adversely impact customer demand and revenues. Such physical or operational risks could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Litigation

Cleco is subject to litigation related to the 2016 Merger.
In connection with the 2016 Merger, four actions were filed in the 9th Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. One of the actions filed in Rapides Parish has been dismissed. The remaining three actions in Rapides Parish have been consolidated. The three actions in Orleans Parish have been transferred to Rapides Parish and consolidated with the other litigation in Rapides Parish. The actions were filed against Cleco Corporation and, among others, Cleco Partners, Merger Sub, and members of the Board of Directors of Cleco Corporation. The petitions generally allege, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the 2016 Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the 2016 Merger. The petitions also allege that Cleco Partners, Cleco, and Merger Sub and, in some cases, certain of the investors in Cleco Partners, either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses. In September 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling and on December 13, 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case back to the District Court for further proceedings. On January 12, 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. On March 2, 2018, the Louisiana Supreme Court denied the writ. Cleco filed writs of exception of res judicata and no cause of action in the District Court seeking dismissal of the case. On January 14, 2019, the District Court denied the writs. A hearing on plaintiffs’ request for certification of a class is scheduled for August 26, 2019.

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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

Alternative Generation Technology

Changes in technology may have a material adverse effect on the value of Cleco Power and Cleco Cajun’s generating facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably wind turbines, photovoltaic cells, and other solar generated power. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. As new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generating assets. As a result, the value of Cleco Power and Cleco Cajun’s generating facilities could be reduced.

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

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC and structurally subordinated to debt and preferred equity of any of Cleco Power LLC’s subsidiaries.
Some of Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of June 30, 2019, Cleco Power LLC had an aggregate of $1.36 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

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
As of June 30, 2019, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of June 30, 2019, Cleco Katrina/Rita had $21.0 million of indebtedness outstanding, net of debt discount and debt expense.

ITEM 6. EXHIBITS

CLECO
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Unaudited Pro Forma Condensed Combined Financial Statements of Cleco (and its consolidated subsidiaries) for the year ended December 31, 2018, and for the six-month period ended June 30, 2019
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2019 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 13, 2019