Form 10-Q
period 2019-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2019-11-13
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Or
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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
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
Consent Decree
The Consent Decree, entered March 5, 2013, in Civil Action No. 09-100-JJB-DLD, US District Court for the Middle District of Louisiana, by and among the EPA, the LDEQ, and Louisiana Generating relating to Big Cajun II, Unit 1 located in New Roads, Louisiana

Cottonwood Energy
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
kWh	Kilowatt-hour(s)
LCFC	Lost Contribution to Fixed Cost
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
ROE	Return on Equity
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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

•	changes in commodity prices and transportation costs,

•	legal, environmental, and regulatory delays and other obstacles associated with acquisitions, reorganizations, investments in joint ventures, or other capital projects,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,

•
changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of tax positions, or changes in other regulatory policies that may result in a change to tax benefits or expenses,

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the 2016 Merger Commitments,

•	Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	the ability to successfully modify, implement, or transition Cleco’s legacy enterprise business applications into new systems,

•	credit ratings of Cleco Holdings and Cleco Power,

•	Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	workforce factors, including aging workforce, changes in management, and unavailability of skilled employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and this Quarterly Report on Form 10-Q.
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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$451,902	$341,062
Other operations	49,780	20,186
Gross operating revenue	501,682	361,248
Electric customer credits	(13,711)	(2,992)
Operating revenue, net	487,971	358,256
Operating expenses
Fuel used for electric generation	141,722	130,987
Purchased power	85,176	29,608
Other operations and maintenance	82,913	49,321
Depreciation and amortization	57,004	43,763
Taxes other than income taxes	17,611	12,091
Merger transaction and commitment costs	2,006	6,376
Total operating expenses	386,432	272,146
Operating income	101,539	86,110
Interest income	1,690	1,832
Allowance for equity funds used during construction	3,619	3,829
Other expense, net	(1,363)	(1,164)
Interest charges
Interest charges, net	37,412	33,072
Allowance for borrowed funds used during construction	(1,580)	(1,244)
Total interest charges	35,832	31,828
Income before income taxes	69,653	58,779
Federal and state income tax expense	14,088	11,419
Net income	$55,565	$47,360
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018
Net income	$55,565	$47,360
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $13 in 2019 and tax expense of $26 in 2018)	(37)	261
Total other comprehensive (loss) income, net of tax	(37)	261
Comprehensive income, net of tax	$55,528	$47,621
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$1,130,318	$897,486
Other operations	131,544	61,067
Gross operating revenue	1,261,862	958,553
Electric customer credits	(31,832)	(24,276)
Operating revenue, net	1,230,030	934,277
Operating expenses
Fuel used for electric generation	354,921	275,565
Purchased power	213,912	132,921
Other operations and maintenance	208,608	154,043
Depreciation and amortization	158,395	128,076
Taxes other than income taxes	47,081	35,674
Merger transaction and commitment costs	7,792	13,445
Total operating expenses	990,709	739,724
Operating income	239,321	194,553
Interest income	4,456	4,043
Allowance for equity funds used during construction	14,825	9,416
Other income (expense), net	292	(7,111)
Interest charges
Interest charges, net	111,426	98,059
Allowance for borrowed funds used during construction	(5,755)	(3,165)
Total interest charges	105,671	94,894
Income before income taxes	153,223	106,007
Federal and state income tax expense	32,355	21,947
Net income	$120,868	$84,060
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018
Net income	$120,868	$84,060
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $112 in 2019 and tax expense of $128 in 2018)	(319)	551
Total other comprehensive (loss) income, net of tax	(319)	551
Comprehensive income, net of tax	$120,549	$84,611
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Assets
Current assets
Cash and cash equivalents	$101,392	$110,175
Restricted cash and cash equivalents	5,356	11,241
Customer accounts receivable (less allowance for doubtful accounts of $3,895 in 2019 and $814 in 2018)	125,125	50,043
Other accounts receivable	31,089	27,196
Unbilled revenue	46,080	35,314
Fuel inventory, at average cost	66,441	82,836
Materials and supplies, at average cost	121,380	92,671
Energy risk management assets	10,671	23,355
Accumulated deferred fuel	56,056	20,112
Cash surrender value of company-/trust-owned life insurance policies	84,122	80,391
Prepayments	6,826	7,911
Regulatory assets	19,398	22,461
Other current assets	11,714	1,256
Total current assets	685,650	564,962
Property, plant, and equipment
Property, plant, and equipment	4,813,017	3,728,477
Accumulated depreciation	(411,485)	(303,727)
Net property, plant, and equipment	4,401,532	3,424,750
Construction work in progress	221,386	354,045
Total property, plant, and equipment, net	4,622,918	3,778,795
Equity investment in investee	17,672	18,172
Goodwill	1,490,797	1,490,797
Prepayments	24,312	2,251
Operating lease right of use assets	29,719	—
Restricted cash and cash equivalents	15,113	18,670
Note receivable	15,362	15,829
Regulatory assets	408,557	425,330
Intangible assets	149,440	84,307
Other deferred charges	38,833	37,701
Total assets	$7,498,373	$6,436,814
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt and finance leases due within one year	$63,684	$21,128
Accounts payable	160,240	156,589
Accounts payable - affiliate	3,175	—
Customer deposits	57,542	61,736
Provision for rate refund	50,777	35,842
Taxes payable, net	73,875	43,674
Interest accrued	43,829	15,828
Energy risk management liabilities	1,298	468
Regulatory liabilities - other	11,350	2,496
Deferred compensation	11,548	10,753
Other current liabilities	53,408	30,536
Total current liabilities	530,726	379,050
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	653,529	608,030
Postretirement benefit obligations	238,392	249,264
Regulatory liabilities - other	—	2,496
Regulatory liabilities - deferred taxes, net	144,124	155,537
Restricted storm reserve	12,185	15,485
Deferred lease revenue	52,163	—
Intangible liabilities	33,625	—
Asset retirement obligations	23,026	6,881
Operating lease liabilities	25,828	—
Other deferred credits	25,209	20,846
Total long-term liabilities and deferred credits	1,208,081	1,058,539
Long-term debt and finance leases, net	3,129,377	2,874,485
Total liabilities	4,868,184	4,312,074
Commitments and contingencies (Note 14)
Member’s equity	2,630,189	2,124,740
Total liabilities and member’s equity	$7,498,373	$6,436,814
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019		2018
Operating activities
Net income	$120,868		$84,060
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	180,240		140,887
Provision for doubtful accounts	3,800		323
Unearned compensation expense	4,015		4,112
Allowance for equity funds used during construction	(14,825)		(9,416)
Loss on risk management assets and liabilities, net	4,092		—
Deferred lease revenue	(6,137)		—
Deferred income taxes	27,033		5,876
Deferred fuel costs	(21,207)		(32,903)
Cash surrender value of company-/trust-owned life insurance	(3,731)		(2,635)
Changes in assets and liabilities
Accounts receivable	(44,070)		(25,487)
Unbilled revenue	(10,767)		(5,968)
Fuel inventory and materials and supplies	35,488		27,951
Prepayments	(10,680)		2,446
Accounts payable	20,315		(139)
Accounts payable - affiliate	3,175		—
Customer deposits	3,113		10,272
Provision for merger commitments	(1,623)		(2,684)
Postretirement benefit obligations	(11,301)		3,355
Regulatory assets and liabilities, net	8,196		11,439
Other deferred accounts	(5,690)		(582)
Taxes accrued	29,268		43,308
Interest accrued	28,001		26,223
Other operating	3,202		4,728
Net cash provided by operating activities	340,775		285,166
Investing activities
Additions to property, plant, and equipment	(251,845)		(194,619)
Allowance for equity funds used during construction	14,825		9,416
Reimbursement for property loss	105		1,258
Issuance of note receivable	—		(16,800)
Return of investment in company-owned life insurance	1,891		—
Return of equity investment in tax credit fund	1,625		2,775
Payment to acquire business, net of cash acquired	(814,969)		—
Other investing	1,402		934
Net cash used in investing activities	(1,046,966)		(197,036)
Financing activities
Draws on credit facilities	108,000		—
Payments on credit facilities	(108,000)		—
Issuances of long-term debt	700,000		50,000
Repayment of long-term debt	(390,571)		(19,193)
Payment of financing costs	(5,951)		(734)
Contributions from member	384,900		—
Distributions to member	—		(60,500)
Other financing	(412)		(251)
Net cash provided by (used in) financing activities	687,966		(30,678)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(18,225)		57,452
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	140,086	(1)	152,202
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$121,861	(2)	$209,654
(1) Includes cash and cash equivalents of $110,175, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,670.
(2) Includes cash and cash equivalents of $101,392, current restricted cash and cash equivalents of $5,356, and non-current restricted cash and cash equivalents of $15,113.

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018
Supplementary cash flow information
Interest paid, net of amount capitalized	$74,055	$67,158
Income taxes (refunded) paid, net	$(19)	$272
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$15,982	$54,294
Incurrence of finance lease obligation - barges	$—	$16,800
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2018	$2,069,376	$26,702	$(2,631)	$2,093,447
Distributions to member	—	(20,600)	—	(20,600)
Net income	—	47,360	—	47,360
Other comprehensive income, net of tax	—	—	261	261
Balances, Sept. 30, 2018	$2,069,376	$53,462	$(2,370)	$2,120,468

Balances, June 30, 2019	$2,069,376	$503,781	$1,504	$2,574,661
Net income	—	55,565	—	55,565
Other comprehensive loss, net of tax	—	—	(37)	(37)
Balances, Sept. 30, 2019	$2,069,376	$559,346	$1,467	$2,630,189

Balances, Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
Distributions to member	—	(60,500)	—	(60,500)
Net income	—	84,060	—	84,060
Other comprehensive income, net of tax	—	—	551	551
Balances, Sept. 30, 2018	$2,069,376	$53,462	$(2,370)	$2,120,468

Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
Contribution from member	—	384,900	—	384,900
Net income	—	120,868	—	120,868
Other comprehensive loss, net of tax	—	—	(319)	(319)
Balances, Sept. 30, 2019	$2,069,376	$559,346	$1,467	$2,630,189
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$339,869	$343,482
Other operations	18,485	20,186
Affiliate revenue	334	223
Gross operating revenue	358,688	363,891
Electric customer credits	(13,711)	(2,992)
Operating revenue, net	344,977	360,899
Operating expenses
Fuel used for electric generation	116,831	130,987
Purchased power	34,908	29,608
Other operations and maintenance	57,718	50,837
Depreciation and amortization	44,903	41,687
Taxes other than income taxes	12,485	11,717
Total operating expenses	266,845	264,836
Operating income	78,132	96,063
Interest income	1,421	1,606
Allowance for equity funds used during construction	3,619	3,829
Other expense, net	(1,231)	(2,251)
Interest charges
Interest charges, net	19,563	19,139
Allowance for borrowed funds used during construction	(1,580)	(1,244)
Total interest charges	17,983	17,895
Income before income taxes	63,958	81,352
Federal and state income tax expense	12,431	18,016
Net income	$51,527	$63,336
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018
Net income	$51,527	$63,336
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $81 in 2019 and $110 in 2018)	230	312
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2019 and tax benefit of $26 in 2018)	63	112
Total other comprehensive income, net of tax	293	424
Comprehensive income, net of tax	$51,820	$63,760
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018
Operating revenue
Electric operations	$862,969	$904,746
Other operations	53,318	61,066
Affiliate revenue	971	651
Gross operating revenue	917,258	966,463
Electric customer credits	(30,565)	(24,276)
Operating revenue, net	886,693	942,187
Operating expenses
Fuel used for electric generation	297,197	275,565
Purchased power	83,048	132,921
Other operations and maintenance	148,330	158,170
Depreciation and amortization	126,610	121,796
Taxes other than income taxes	33,023	34,548
Total operating expenses	688,208	723,000
Operating income	198,485	219,187
Interest income	3,281	3,560
Allowance for equity funds used during construction	14,825	9,416
Other expense, net	(2,091)	(6,422)
Interest charges
Interest charges, net	58,253	56,823
Allowance for borrowed funds used during construction	(5,755)	(3,165)
Total interest charges	52,498	53,658
Income before income taxes	162,002	172,083
Federal and state income tax expense	34,407	39,724
Net income	$127,595	$132,359
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018
Net income	$127,595	$132,359
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $182 in 2019 and $287 in 2018)	515	812
Amortization of interest rate derivatives to earnings (net of tax expense of $67 in 2019 and $19 in 2018)	191	240
Total other comprehensive income, net of tax	706	1,052
Comprehensive income, net of tax	$128,301	$133,411
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Assets
Utility plant and equipment
Property, plant, and equipment	$5,325,641	$5,015,004
Accumulated depreciation	(1,873,752)	(1,804,563)
Net property, plant, and equipment	3,451,889	3,210,441
Construction work in progress	216,959	351,828
Total utility plant and equipment, net	3,668,848	3,562,269
Current assets
Cash and cash equivalents	64,237	31,987
Restricted cash and cash equivalents	5,356	11,241
Customer accounts receivable (less allowance for doubtful accounts of $3,895 in 2019 and $814 in 2018)	72,897	50,043
Accounts receivable - affiliate	2,074	3,318
Other accounts receivable	26,864	24,523
Unbilled revenue	46,080	35,314
Fuel inventory, at average cost	41,343	82,836
Materials and supplies, at average cost	95,157	92,671
Energy risk management assets	8,601	23,355
Accumulated deferred fuel	56,056	20,112
Cash surrender value of company-owned life insurance policies	17,534	20,497
Prepayments	3,020	6,143
Regulatory assets	9,466	13,603
Other current assets	616	1,162
Total current assets	449,301	416,805
Equity investment in investee	17,672	18,172
Prepayments	4,213	2,251
Operating lease right of use assets	29,375	—
Restricted cash and cash equivalents	14,274	18,649
Note receivable	15,362	15,829
Regulatory assets	255,899	261,569
Intangible assets	5,391	21,093
Other deferred charges	37,312	32,419
Total assets	$4,497,647	$4,349,056
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Liabilities and member’s equity
Member’s equity	$1,722,834	$1,594,533
Long-term debt and finance leases, net	1,327,301	1,387,774
Total capitalization	3,050,135	2,982,307
Current liabilities
Long-term debt and finance leases due within one year	61,488	21,128
Accounts payable	113,615	146,314
Accounts payable - affiliate	8,722	7,843
Customer deposits	57,542	61,736
Provision for rate refund	49,403	35,842
Taxes payable, net	43,133	48,177
Interest accrued	24,549	8,252
Energy risk management liabilities	577	468
Regulatory liabilities - other	11,350	2,496
Other current liabilities	27,507	22,263
Total current liabilities	397,886	354,519
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	666,489	630,765
Postretirement benefit obligations	172,576	182,721
Regulatory liabilities - other	—	2,496
Regulatory liabilities - deferred taxes, net	144,124	155,537
Restricted storm reserve	12,185	15,485
Asset retirement obligations	7,212	6,881
Operating lease liabilities	25,682	—
Other deferred credits	21,358	18,345
Total long-term liabilities and deferred credits	1,049,626	1,012,230
Total liabilities and member’s equity	$4,497,647	$4,349,056
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019		2018
Operating activities
Net income	$127,595		$132,359
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	130,927		126,515
Provision for doubtful accounts	3,800		323
Unearned compensation expense	635		1,172
Allowance for equity funds used during construction	(14,825)		(9,416)
Deferred income taxes	24,063		5,950
Deferred fuel costs	(21,207)		(32,903)
Cash surrender value of company-owned life insurance	2,963		(167)
Changes in assets and liabilities
Accounts receivable	(38,373)		(25,141)
Accounts receivable - affiliate	2,606		1,456
Unbilled revenue	(10,767)		(5,968)
Fuel inventory and materials and supplies	39,090		27,951
Prepayments	747		1,929
Accounts payable	22,362		1,982
Accounts payable - affiliate	757		(2,005)
Customer deposits	3,113		10,272
Provision for merger commitments	(1,623)		(2,684)
Postretirement benefit obligations	(10,809)		3,054
Regulatory assets and liabilities, net	6,706		9,948
Other deferred accounts	(5,630)		(155)
Taxes accrued	(7,743)		6,544
Interest accrued	16,297		15,572
Other operating	2,075		4,359
Net cash provided by operating activities	272,759		270,947
Investing activities
Additions to property, plant, and equipment	(247,987)		(193,708)
Allowance for equity funds used during construction	14,825		9,416
Reimbursement of property loss	105		1,258
Issuance of note receivable	—		(16,800)
Return of investment in company-owned life insurance	1,891		—
Other investing	1,402		934
Net cash used in investing activities	(229,764)		(198,900)
Financing activities
Draws on credit facility	33,000		—
Payments on credit facility	(33,000)		—
Issuances of long-term debt	—		50,000
Repayment of long-term debt	(20,571)		(19,193)
Distributions to member	—		(121,400)
Other financing	(434)		(960)
Net cash used in financing activities	(21,005)		(91,553)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	21,990		(19,506)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	61,877	(1)	102,957
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$83,867	(2)	$83,451

Supplementary cash flow information
Interest paid, net of amount capitalized	$34,893		$37,764
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$15,668		$54,166
Incurrence of finance lease obligation - barges	$—		$16,800
(1) Includes cash and cash equivalents of $31,987, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,649.
(2) Includes cash and cash equivalents of $64,237, current restricted cash and cash equivalents of $5,356, and non-current restricted cash and cash equivalents of $14,274.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2018	$1,562,386	$(13,055)	$1,549,331
Distributions to member	(50,400)	—	(50,400)
Net income	63,336	—	63,336
Other comprehensive income, net of tax	—	424	424
Balances, Sept. 30, 2018	$1,575,321	$(12,631)	$1,562,690

Balances, June 30, 2019	$1,683,783	$(12,769)	$1,671,014
Net income	51,527	—	51,527
Other comprehensive income, net of tax	—	293	293
Balances, Sept. 30, 2019	$1,735,310	$(12,476)	$1,722,834

Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
Distributions to member	(121,400)	—	(121,400)
Net income	132,359	—	132,359
Other comprehensive income, net of tax	—	1,052	1,052
Balances, Sept. 30, 2018	$1,575,321	$(12,631)	$1,562,690

Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
Net income	127,595	—	127,595
Other comprehensive income, net of tax	—	706	706
Balances, Sept. 30, 2019	$1,735,310	$(12,476)	$1,722,834
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Business Combination	Cleco
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Fair Value Accounting	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Disclosures about Segments	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco Holdings and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Cleco’s condensed consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through September 30, 2019. For more information about the Cleco Cajun Transaction, see Note 2 — “Business Combination.”

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,612	$9,505
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	544	536
Total current	5,356	11,241
Non-current
Diversified Lands’ mitigation escrow	22	21
Cleco Cajun’s defense fund	717	—
Cleco Cajun’s margin deposits	100	—
Cleco Power’s future storm restoration costs	12,089	15,391
Cleco Power’s charitable contributions	2,185	2,753
Cleco Power’s rate credit escrow	—	505
Total non-current	15,113	18,670
Total restricted cash and cash equivalents	$20,469	$29,911

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Current
Cleco Katrina/Rita’s storm recovery bonds	$3,612	$9,505
Charitable contributions	1,200	1,200
Rate credit escrow	544	536
Total current	5,356	11,241
Non-current
Future storm restoration costs	12,089	15,391
Charitable contributions	2,185	2,753
Rate credit escrow	—	505
Total non-current	14,274	18,649
Total restricted cash and cash equivalents	$19,630	$29,890

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2018, to September 30, 2019, was due to Cleco Katrina/Rita using $20.6 million for scheduled storm recovery bond principal payments and $1.5 million for related interest payments, partially offset by collections of $16.2 million net of administration fees.
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
Cleco Cajun’s FTRs are marked-to-market with the resulting unrealized gains and losses recorded on the income statement as a component of purchased power expense. At settlement, realized gains or losses are also recorded on the income statement as a component of purchased power expense.
Cleco Cajun entered into other commodity derivative contracts during the nine months ended September 30, 2019,

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

that did not qualify for hedge accounting under applicable accounting standards. When these contracts are marked-to-market, the resulting unrealized gain or loss is recorded on the income statement as a component of fuel expense. At settlement, realized gains or losses will also be recorded on the income statement as a component of fuel expense.
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

Cleco Cajun, NRG Energy, and South Central Generating each made customary representations, warranties and covenants in the Cleco Cajun Transaction, which include customary indemnification provisions. Cleco Holdings has agreed to guarantee the obligations of Cleco Cajun, subject to certain limitations. In addition, upon closing, a lease agreement was executed and delivered between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it no later than May 2025. Upon closing, Cottonwood Energy became a subsidiary of Cleco Cajun.

Regulatory Matters
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the transaction was conditioned upon certain commitments, including holding Cleco Power ratepayers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt by 2024, of which $66.7 million in required payments for 2019 was satisfied as of September 30, 2019; and a $4.0 million annual reduction to Cleco Power’s retail customer rates. For more information about the debt and rate reduction commitments, see Note 8 — “Debt” and Note 6 — “Regulatory Assets and Liabilities,” respectively.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the LDEQ against Louisiana Generating related to Big Cajun II, Unit 3. Entergy Gulf States, as co-owner of Big Cajun II, Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy Gulf States will be determined by ongoing litigation and negotiations. South Central Generating estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset, which was included in the preliminary purchase price allocation.
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
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a bridge loan agreement and $100.0 million under a term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). On September 11, 2019, Cleco Holdings refinanced the remaining amounts due under the $300.0 million bridge loan agreement and a portion of the $100.0 million term loan agreement with the proceeds from a private placement of senior notes. For more information, see Note 8 — “Debt.” Also, in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total capacity of $175.0 million. All other terms remained the same. Also in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
The remaining cash required to finance the transaction consisted of an equity contribution from Cleco Group of $384.9 million and $102.3 million from cash on hand at Cleco Holdings.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

In connection with the Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on Cleco Holdings’ credit facility.
Cleco Cajun accounted for the Cleco Cajun Transaction as a business combination, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Cleco made certain measurement period adjustments at June 30, 2019. The following chart presents Cleco’s current preliminary purchase price allocation:

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

Measurement Period Adjustments
(THOUSANDS)	AT JUNE 30, 2019
Current assets
Customer and other accounts receivable	$1,408
Other current assets	$56
Non-current assets
Property, plant, and equipment, net	$13,297
Prepayments	$(56)
Intangible assets	$(3,600)
Other deferred charges	$1
Current liabilities
Accounts payable	$3,022
Energy risk management liabilities	$(1)
Other current liabilities	$327
Non-current liabilities
Accumulated deferred federal and state income taxes, net	$421
Deferred lease revenue	$(3,600)
Intangible liabilities	$6,400
Asset retirement obligations	$4,534
Operating lease liabilities	$3

The measurement period adjustments resulted in an increase in electric operations revenue of $0.5 million, a

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

decrease in other operations revenue of $0.1 million, and an increase in depreciation expense of $0.2 million recorded for the three months ended June 30, 2019.
During the third quarter of 2019, no additional modifications were made to the preliminary valuation as of February 4, 2019. Consequently, no measurement period adjustments were made.

Pro forma Impact of the Cleco Cajun Transaction
The following table includes the unaudited pro forma financial information reflecting the consolidated results of operations of Cleco as if the Cleco Cajun Transaction had taken place on January 1, 2018. The pro forma net income for the three and nine months ended September 30, 2019, was adjusted to exclude nonrecurring transaction-related expenses of $0.6 million and $4.5 million, respectively. The pro forma net income for the three and nine months ended September 30, 2018, includes nonrecurring transaction-related expenses.
The unaudited pro forma financial information presented in the following table is not necessarily indicative of the consolidated results of operations that would have been achieved had the transaction taken place on the dates indicated, or the future consolidated results of operations of the combined companies.

Unaudited Pro Forma Financial Information
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
Operating revenue, net	$487,971	$469,419	$1,250,787	$1,263,182
Net income	$56,004	$71,076	$122,771	$140,255

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
Cleco and Cleco Power’s remaining operating leases provide for office and operating facilities, office equipment, and tower rentals.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

The following is a schedule by year of future minimum lease payments due under Cleco and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of September 30, 2019:

(THOUSANDS)	CLECO POWER	CLECO
Three months ending Dec. 31, 2019	$1,014	$1,065
Years ending Dec. 31,
2020	3,960	3,994
2021	3,410	3,443
2022	3,256	3,287
2023	3,220	3,249
Thereafter	21,833	21,853
Total minimum lease payments	36,693	36,891
Less: amount representing interest	7,395	7,358
Present value of net minimum operating lease payments	$29,298	$29,533
Current liabilities	$3,616	$3,705
Non-current liabilities	$25,682	$25,828

The following table is a summary of expected operating lease payments for Cleco and Cleco Power at December 31, 2018:

(THOUSANDS)	CLECO HOLDINGS	CLECO POWER	CLECO
Year ending Dec. 31,
2019	$120	$4,030	$4,150
2020	—	3,890	3,890
2021	—	2,789	2,789
2022	—	1,239	1,239
2023	—	1,214	1,214
Thereafter	—	7,235	7,235
Total operating lease payments	$120	$20,397	$20,517

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
For the three and nine months ended September 30, 2019, Cleco Power paid $0.6 million and $1.7 million, respectively, in lease payments. For the three and nine months ended September 30, 2019, Cleco Power received $0.4 million and $1.3 million, respectively, of revenue from subleases.
The following is an analysis of the leased property under the finance lease:

(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Barges	$16,800	$16,800
Accumulated amortization	(1,680)	(840)
Net finance lease	$15,120	$15,960

The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of September 30, 2019:

(THOUSANDS)
Three months ending Dec. 31, 2019	$551
Years ending Dec. 31,
2020	2,203
2021	2,203
2022	2,203
2023	2,203
2024	2,203
Thereafter	17,675
Total minimum lease payments	29,241
Less: amount representing interest	13,235
Present value of net minimum finance lease payments	$16,006
Current liabilities	$602
Non-current liabilities	$15,404

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

Additional Lessee Disclosures
Cleco and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following tables reflect total lease costs for Cleco and Cleco Power for the three and nine months ended September 30, 2019:

Cleco
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2019	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
Finance lease cost
Amortization of ROU assets	$280	$840
Interest on lease liabilities	410	1,240
Operating lease cost	1,158	3,411
Variable lease cost	116	423
Total lease cost	$1,964	$5,914

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Cleco Power
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2019	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
Finance lease cost
Amortization of ROU assets	$280	$840
Interest on lease liabilities	410	1,240
Operating lease cost	1,101	3,243
Variable lease cost	116	423
Total lease cost	$1,907	$5,746

The following tables present additional information related to Cleco and Cleco Power’s operating and finance leases as of and for the three and nine months ended September 30, 2019:

		AT SEPT. 30, 2019
(THOUSANDS)	BALANCE SHEET LINE ITEM	CLECO POWER	CLECO
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$29,375	$29,719
Finance	Property, plant, and equipment	15,120	15,120
Total ROU assets		$44,495	$44,839
Current lease liabilities
Operating	Other current liabilities	$3,616	$3,705
Finance	Long-term debt and finance leases due within one year	602	602
Non-current lease liabilities
Operating	Operating lease liabilities	25,682	25,828
Finance	Long-term debt and finance leases, net	15,404	15,404
Total lease liabilities		$45,304	$45,539

Cleco
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2019	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,108	$3,387
Operating cash flows from finance leases	$410	$1,240
Financing cash flows from finance leases	$141	$412
ROU assets obtained in exchange for new lease liabilities	$15,749	$15,881

Cleco Power
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2019	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,034	$3,189
Operating cash flows from finance leases	$410	$1,240
Financing cash flows from finance leases	$141	$412
ROU assets obtained in exchange for new lease liabilities	$15,749	$15,749

	AT SEPT. 30, 2019
(THOUSANDS)	CLECO POWER	CLECO
Other supplemental information
Operating leases
Weighted-average remaining lease term	11.0 years	10.9 years
Weighted-average discount rate	4.31%	4.31%
Finance leases
Weighted-average remaining lease term	13.5 years	13.5 years
Weighted-average discount rate	10.18%	10.18%

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
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three and nine months ended September 30, 2019, was as follows:

(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2019	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
Fixed payments	$10,000	$26,667
Variable payments	6,010	14,248
Amortization of deferred lease liability(1)	2,301	6,137
Total lease income	$18,311	$47,052
(1) The deferred lease revenue resulting from the preliminary fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

The remaining minimum lease payments to be received under the Cottonwood Sale Leaseback are as follows:

(THOUSANDS)
Three months ending Dec. 31, 2019	$10,000
Years ending Dec. 31,
2020	40,000
2021	40,000
2022	40,000
2023	40,000
Thereafter	56,666
Total payments	$226,666

Depreciation expense associated with Cleco’s property under the Cottonwood Sale Leaseback for the three and nine months ended September 30, 2019, was $6.6 million and $16.1 million, respectively. Cleco calculated depreciation on a straight-line basis over the useful life of the asset. Property associated with the Cottonwood Sale Leaseback was as follows:

(THOUSANDS)	AT SEPT. 30, 2019
Property, plant, and equipment	$540,409
Accumulated depreciation	(16,140)
Net property, plant, and equipment	$524,269

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Note 5 — Revenue Recognition

Revenue from Contracts with Customers

Retail Utility Revenue
Cleco’s retail revenue from contracts with customers is generated primarily from Cleco Power’s regulated revenue from residential, commercial, and industrial customers. Cleco recognizes retail revenue from these contracts as a series, and progress towards satisfaction of the performance obligation is measured using an output method based on kWh delivered. Accordingly, revenue from electricity sales is recognized as energy is delivered to the customer. Cleco bills retail customers, based on rates regulated by the LPSC, on a monthly basis with payments generally due within 20 days of the invoice date.
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

Wholesale Revenue
Cleco’s wholesale revenue is generated primarily through the sale of energy and capacity to cooperatives, municipalities, and the MISO transmission provider. Cleco also enters into transactions through MISO for spot energy sales which are transacted in the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. The electricity revenue performance obligations, representing both energy and capacity, are satisfied as a series of performance obligations, and progress towards satisfaction of the performance obligations are measured using an output method. The energy performance obligation measure of progress is based on kWh delivered. The capacity performance obligation measure of progress is based on time elapsed and is recognized each month as Cleco’s generating units stand ready to deliver electricity to the customer. Cleco recognizes wholesale revenue, inclusive of both performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice. Cleco charges its wholesale customers market based rates that are subject to FERC’s triennial market power analysis.

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
Operating revenue, net for the three and nine months ended September 30, 2019, and 2018, was as follows:

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2019
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$142,265		$—		$—		$—	$142,265
Commercial (1)	84,816		—		—		—	84,816
Industrial (1)	36,830		—		—		—	36,830
Other retail (1)	4,234		—		—		—	4,234
Surcharge	170		—		—		—	170
Electric customer credits	(13,711)		—		—		—	(13,711)
Total retail revenue	254,604		—		—		—	254,604
Wholesale, net	69,558	(1)	114,426		(2,420)	(2)	—	181,564
Transmission	14,034		15,435		—		(2,442)	27,027
Other	4,452	(3)	—		—		—	4,452
Affiliate (4)	334		31		28,252		(28,617)	—
Total revenue from contracts with customers	342,982		129,892		25,832		(31,059)	467,647
Revenue unrelated to contracts with customers
Other	1,995	(5)	18,329	(6)	—		—	20,324
Total revenue unrelated to contracts with customers	1,995		18,329		—		—	20,324
Operating revenue, net	$344,977		$148,221		$25,832		$(31,059)	$487,971
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Other miscellaneous fee revenue.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Includes realized gains associated with FTRs.
(6) Includes $16.0 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

	FOR THE THREE MONTHS ENDED SEPT. 30, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$139,162	$—		$—	$139,162
Commercial (1)	79,829	—		—	79,829
Industrial (1)	43,380	—		—	43,380
Other retail (1)	4,039	—		—	4,039
Surcharge	6,206	—		—	6,206
Electric customer credits	(2,992)	—		—	(2,992)
Total retail revenue	269,624	—		—	269,624
Wholesale, net (1)	63,624	(2,420)	(2)	—	61,204
Transmission	14,718	—		—	14,718
Other (3)	5,469	—		—	5,469
Affiliate	223	22,765		(22,988)	—
Total revenue from contracts with customers	353,658	20,345		(22,988)	351,015
Revenue unrelated to contracts with customers
Other (4)	7,241	—		—	7,241
Total revenue unrelated to contracts with customers	7,241	—		—	7,241
Operating revenue, net	$360,899	$20,345		$(22,988)	$358,256
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $4.9 million of other miscellaneous fee revenue and $0.6 million of Teche Unit 3 SSR revenue, net of $0.2 million of reserves for capital expenditures.
(4) Includes realized gains associated with FTRs.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$327,340		$—		$—		$—	$327,340
Commercial (1)	218,209		—		—		—	218,209
Industrial (1)	109,545		—		—		—	109,545
Other retail (1)	11,391		—		—		—	11,391
Surcharge	7,692		—		—		—	7,692
Electric customer credits	(30,565)		—		—		—	(30,565)
Total retail revenue	643,612		—		—		—	643,612
Wholesale, net	179,633	(1)	273,256		(7,260)	(2)	—	445,629
Transmission	38,679		36,625		—		(5,395)	69,909
Other	14,640	(3)	—		2		—	14,642
Affiliate (4)	971		31		77,800		(78,802)	—
Total revenue from contracts with customers	877,535		309,912		70,542		(84,197)	1,173,792
Revenue unrelated to contracts with customers
Other	9,158	(5)	47,081	(6)	—		(1)	56,238
Total revenue unrelated to contracts with customers	9,158		47,081		—		(1)	56,238
Operating revenue, net	$886,693		$356,993		$70,542		$(84,198)	$1,230,030
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $11.4 million of other miscellaneous fee revenue and $3.2 million of Teche Unit 3 SSR revenue at Cleco Power.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Includes realized gains associated with FTRs of $11.7 million and the reversal of the Lost Contribution to Fixed Cost revenue of $2.6 million.
(6) Includes $40.9 million in lease revenue related to the Cottonwood Sale Leaseback and $6.1 million of deferred lease revenue amortization.

	FOR THE NINE MONTHS ENDED SEPT. 30, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$338,357	$—		$—	$338,357
Commercial (1)	218,389	—		—	218,389
Industrial (1)	121,445	—		—	121,445
Other retail (1)	11,633	—		—	11,633
Surcharge	17,637	—		—	17,637
Electric customer credits	(24,276)	—		—	(24,276)
Total retail revenue	683,185	—		—	683,185
Wholesale, net (1)	165,255	(7,260)	(2)	—	157,995
Transmission	41,166	—		—	41,166
Other (3)	19,901	1		—	19,902
Affiliate	651	55,707		(56,358)	—
Total revenue from contracts with customers	910,158	48,448		(56,358)	902,248
Revenue unrelated to contracts with customers
Other (4)	32,029	—		—	32,029
Total revenue unrelated to contracts with customers	32,029	—		—	32,029
Operating revenue, net	$942,187	$48,448		$(56,358)	$934,277
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Other revenue from contracts with customers includes $13.4 million of other miscellaneous fee revenue and $6.5 million of Teche Unit 3 SSR revenue, net of $2.4 million of reserves for capital expenditures.
(4) Includes realized gains associated with FTRs.

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

The following table summarizes Cleco Power’s regulatory assets and liabilities:

(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Regulatory assets (liabilities)
Deferred taxes, net	$(144,124)	$(155,537)
Mining costs	—	1,274
Interest costs	4,021	4,208
AROs	3,523	3,099
Postretirement costs	134,412	140,245
Tree trimming costs	10,607	9,069
Training costs	6,279	6,396
Surcredits, net (1)	289	289
AMI deferred revenue requirement	3,272	3,681
Emergency declarations	1,750	2,980
Production operations and maintenance expenses	9,199	12,245
AFUDC equity gross-up (1)	73,541	71,952
Acadia Unit 1 acquisition costs	2,151	2,230
Financing costs	7,646	7,923
Coughlin transaction costs	915	938
Corporate franchise tax, net	864	1,416
Non-service cost of postretirement benefits	6,650	4,629
Energy efficiency	(3,056)	2,585
Accumulated deferred fuel	56,056	20,112
Other, net	(8,048)	(4,979)
Total regulatory assets, net	$165,947	$134,755
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at September 30, 2019, and December 31, 2018, respectively. All other assets are earning a return on investment.

The following table summarizes Cleco’s net regulatory assets and liabilities:

(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Total Cleco Power regulatory assets, net	$165,947	$134,755
Cleco 2016 Merger adjustments (1)
Fair value of long-term debt	130,847	138,701
Postretirement costs	17,896	19,387
Financing costs	8,021	8,279
Debt issuance costs	5,826	6,252
Total Cleco regulatory assets, net	$328,537	$307,374
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Energy Efficiency
In December 2018, Cleco Power filed a letter of intent with the LPSC to recover the accumulated decrease in revenues, also known as the LCFC, associated with the energy efficiency programs and began collecting the accumulated LCFC revenues in Cleco Power’s energy efficiency rates effective March 1, 2019. On March 28, 2019, Cleco Power received notice from the LPSC indicating denial of the request and subsequently reversed all revenues related to the accumulated LCFC. On October 21, 2019, Cleco Power received notice from the LPSC concluding that after further analysis Cleco Power will be allowed to recover the accumulated LCFC revenues.

Other Regulatory Assets (Liabilities), Net
In June 2017, the LPSC approved the establishment of a regulatory asset upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project until Cleco Power seeks recovery in the new FRP, which is anticipated to be effective July 1, 2020. The project was placed in service on September 6, 2019. At September 30,

2019, Cleco Power had $0.2 million accrued as a regulatory asset for the Coughlin Pipeline project revenue requirement. Cleco Power anticipates collecting this amount over 12 months beginning July 1, 2020, subject to regulatory approval of Cleco Power’s new FRP.
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the Cleco Cajun Transaction was conditioned upon certain commitments, including a $4.0 million annual reduction to Cleco Power’s retail customer rates. At September 30, 2019, Cleco Power had $1.7 million accrued for the period from February 4, 2019, to June 30, 2019. This regulatory liability is being amortized over 12 months beginning July 1, 2019.

Note 7 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2019, and December 31, 2018, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT SEPT. 30, 2019		AT DEC. 31, 2018
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,191,452	$3,407,190	$2,889,631	$2,859,924
* The carrying value of long-term debt does not include deferred issuance costs of $14.2 million at September 30, 2019, and $10.3 million at December 31, 2018.

Cleco Power
	AT SEPT. 30, 2019		AT DEC. 31, 2018
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,380,605	$1,625,480	$1,400,930	$1,517,152
* The carrying value of long-term debt does not include deferred issuance costs of $7.6 million at September 30, 2019, and $8.3 million at December 31, 2018.

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
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$111,885	$—	$111,885	$—	$133,722	$—	$133,722	$—
FTRs	9,926	—	—	9,926	23,355	—	—	23,355
Other commodity derivatives	745	—	745	—	—	—	—	—
Total assets	$122,556	$—	$112,630	$9,926	$157,077	$—	$133,722	$23,355
Liability description
FTRs	$1,257	$—	$—	$1,257	$468	$—	$—	$468
Other commodity derivatives	41	—	41	—	—	—	—	—
Total liabilities	$1,298	$—	$41	$1,257	$468	$—	$—	$468

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$76,947	$—	$76,947	$—	$55,900	$—	$55,900	$—
FTRs	8,601	—	—	8,601	23,355	—	—	23,355
Total assets	$85,548	$—	$76,947	$8,601	$79,255	$—	$55,900	$23,355
Liability description
FTRs	$577	$—	$—	$577	$468	$—	$—	$468
Total liabilities	$577	$—	$—	$577	$468	$—	$—	$468

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
Beginning balance	$14,665	$25,133	$22,887	$7,044
Unrealized (losses) gains*	(1,234)	4,520	(4,488)	6,153
Purchases	557	1,251	26,401	26,734
Settlements	(5,319)	(8,644)	(36,131)	(17,671)
Ending balance	$8,669	$22,260	$8,669	$22,260
* Cleco Power’s unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized (losses) gains are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
Beginning balance	$13,910	$25,133	$22,887	$7,044
Unrealized (losses) gains*	(1,700)	4,520	(3,644)	6,153
Purchases	1,133	1,251	20,961	26,734
Settlements	(5,319)	(8,644)	(32,180)	(17,671)
Ending balance	$8,024	$22,260	$8,024	$22,260
* Unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions as of September 30, 2019, and December 31, 2018:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2019	$9,926	$1,257	RTO auction pricing	FTR price - per MWh	$(2.29)	$3.14
FTRs at Dec. 31, 2018	$23,355	$468	RTO auction pricing	FTR price - per MWh	$(4.40)	$15.10

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2019	$8,601	$577	RTO auction pricing	FTR price - per MWh	$(1.67)	$2.79
FTRs at Dec. 31, 2018	$23,355	$468	RTO auction pricing	FTR price - per MWh	$(4.40)	$15.10

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
At September 30, 2019, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $91.5 million, $5.4 million, and $15.0 million, respectively, at September 30, 2019, and $103.8 million, $11.2 million, and $18.7 million, respectively, at December 31, 2018. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Condensed Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $57.4 million, $5.4 million, and $14.1 million, respectively, at September 30, 2019, and $26.1 million, $11.2 million, and $18.6 million, respectively, at December 31, 2018. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
The other commodity derivatives are fixed price forwards that fluctuate in value as underlying prices change. These contracts contain counterparty credit risk because they are transacted directly with a counterparty and are not cleared on an exchange. These other commodity derivatives are recorded at fair value and categorized as Level 2 because pricing is indexed to other contracts.
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
During the nine months ended September 30, 2019, and the year ended December 31, 2018, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2019, and December 31, 2018:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2019	AT DEC. 31, 2018
Commodity-related contracts
FTRs
Current	Energy risk management assets	$9,926	$23,355
Current	Energy risk management liabilities	1,257	468
Other commodity derivatives
Current	Energy risk management assets	745	—
Current	Energy risk management liabilities	41	—
Commodity-related contracts, net		$9,373	$22,887

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2019	AT DEC. 31, 2018
Commodity-related contracts
FTRs
Current	Energy risk management assets	$8,601	$23,355
Current	Energy risk management liabilities	577	468
Commodity-related contracts, net		$8,024	$22,887

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2019, and 2018:

Cleco
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2019	2018	2019	2018
Commodity-related contracts
FTRs(1)	Electric operations	$1,997	$7,241	$12,396	$32,407
FTRs(1)	Purchased power	(2,648)	(1,587)	(12,985)	(3,288)
Other commodity derivatives	Fuel used for electric generation	3,474	—	704	—
Total		$2,823	$5,654	$115	$29,119
(1) For the three and nine months ended September 30, 2019, unrealized losses associated with FTRs for Cleco Power of $1.7 million and $3.6 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2018, unrealized gains associated with FTRs for Cleco Power of $4.5 million and $6.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2019	2018	2019	2018
Commodity-related contracts
FTRs(1)	Electric operations	$1,997	$7,241	$12,400	$32,407
FTRs(1)	Purchased power	(1,828)	(1,587)	(4,800)	(3,288)
Total		$169	$5,654	$7,600	$29,119
(1) For the three and nine months ended September 30, 2019, unrealized losses associated with FTRs of $1.7 million and $3.6 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2018, unrealized gains associated with FTRs of $4.5 million and $6.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

The total volume of FTRs that Cleco Power had outstanding at September 30, 2019, and December 31, 2018, was 14.6 million MWh and 8.7 million MWh, respectively. The total volume of FTRs that Cleco had outstanding at September 30, 2019, and December 31, 2018, was 23.4 million MWh and 8.7 million MWh, respectively. The total volume of other commodity derivatives Cleco had outstanding at September 30, 2019, was 18.4 million MMBtus.

Note 8 — Debt
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). On September 11, 2019, Cleco Holdings completed the private placement of $300.0 million aggregate principal amount of its 3.375% senior notes due September 15, 2029. The proceeds from the issuance were used to repay the remaining amounts due under the $300.0 million bridge loan agreement and to repay a portion of the $100.0 million term loan agreement. The senior notes are governed by an indenture entered into between Cleco Holdings and a trustee. The indenture contains certain covenants that restrict Cleco Holdings’ ability to merge, consolidate or transfer or lease all or substantially all of its assets or create or incur certain liens.

Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco, including repayment of $400.0 million of Cleco Holdings’ debt prior to December 31, 2024. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019*	$66,700
2020	$132,300
2021	$200,000
2022	$266,700
2023	$332,300
2024	$400,000
* At September 30, 2019, Cleco Holdings satisfied this commitment.

Also, in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total capacity of $175.0 million. All other terms remained the same. In addition, in connection with the Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on Cleco Holdings’ credit facility. At September 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO, which decreased availability under Cleco Holdings’ credit facility. Effective October 4, 2019,

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

this letter of credit no longer decreases availability under Cleco Holdings’ credit facility. This letter of credit automatically renews each year.
Cleco Power has $50.0 million of GO Zone bonds that mature in 2038 and are subject to a mandatory tender in 2020. At September 30, 2019, the bonds were included in long-term debt due within one year.

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. On September 12, 2019, Cleco made a $12.3 million discretionary contribution to the pension plan. Cleco does not expect to make any further contributions to the pension plan in 2019. Cleco Power is the plan sponsor and Support Group is the plan administrator. The plan was amended on February 4, 2019, to include certain former NRG Energy employees who are now Cleco Cajun employees. The Cleco Cajun employees are eligible to participate as a cash balance participant and are credited with all service that was credited to them under the NRG Pension Plan as of February 4, 2019. Benefits under the plan amendment reflect an employee’s years of service, age at retirement, and accrued benefit at retirement.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and nine months ended September 30, 2019, and 2018 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
Components of periodic benefit costs
Service cost	$2,104	$2,377	$328	$336
Interest cost	5,621	5,215	435	361
Expected return on plan assets	(6,625)	(5,943)	—	—
Amortizations
Prior period service credit	(18)	(18)	—	—
Net loss	1,962	3,078	105	96
Net periodic benefit cost	$3,044	$4,709	$868	$793

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
Components of periodic benefit costs
Service cost	$6,311	$7,130	$896	$1,011
Interest cost	16,864	15,869	1,235	1,076
Expected return on plan assets	(19,876)	(17,818)	—	—
Amortizations
Prior period service credit	(54)	(53)	—	—
Net loss	5,887	8,998	25	105
Net periodic benefit cost	$9,132	$14,126	$2,156	$2,192

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2019, was $0.5 million and $1.6 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2018, was $0.5 million and $1.5 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019, was $0.9 million and $2.3 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018, was $0.9 million and $2.5 million, respectively. The current and non-current portions of the other benefits liability for Cleco and Cleco Power at September 30, 2019, and December 31, 2018, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Current	$4,130	$4,130
Non-current	$35,090	$36,325

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Current	$3,584	$3,584
Non-current	$30,769	$31,694

SERP
Certain Cleco officers are covered by SERP. Cleco does not fund the SERP liability, but instead pays for current benefits out of the general funds available. Cleco Power has formed a rabbi trust. The life insurance policies issued on SERP participants designate the rabbi trust as the beneficiary.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and nine months ended September 30, 2019, and 2018 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
Components of periodic benefit costs
Service cost	$82	$136	$247	$407
Interest cost	831	769	2,494	2,296
Amortizations
Prior period service credit	(34)	(35)	(104)	(104)
Net loss	381	723	1,143	2,180
Net periodic benefit cost	$1,260	$1,593	$3,780	$4,779

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019, was $0.2 million and $0.6 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018, was $0.4 million and $1.1 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2019, and December 31, 2018, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Current	$4,478	$4,478
Non-current	$73,255	$73,936

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Current	$930	$930
Non-current	$11,759	$12,025

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan was amended upon the close of the Cleco Cajun Transaction to include Cleco Cajun employees. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2019, and 2018 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT 30,
(THOUSANDS)	2019	2018	2019	2018
401(k) Plan expense	$2,077	$1,424	$6,136	$4,716

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2019, and 2018 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
401(k) Plan expense	$873	$254	$2,625	$865

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and nine months ended September 30, 2019, and 2018:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2019	2018	2019	2018
Effective tax rate	20.2%	19.4%	21.1%	20.7%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2019	2018	2019	2018
Effective tax rate	19.4%	22.1%	21.2%	23.1%

For the three and nine months ended September 30, 2019, and 2018, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to permanent tax differences; the flowthrough of tax benefits, including AFUDC equity; and state tax expense.

Net Operating Loss
For the 2019 tax year, Cleco is expected to create approximately $575.5 million and $121.8 million of federal and state net operating losses, respectively, primarily due to the Cleco Cajun Transaction.
The federal net operating loss may be carried forward indefinitely, and the state net operating loss carryforwards will begin to expire in 2039.
Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments, and the entire net operating loss carryforward will be utilized within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At September 30, 2019, and December 31, 2018, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the three and nine months ended September 30,

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

2019, and 2018, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At September 30, 2019, Cleco had no liability for uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2019, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.
Cleco participates in the Internal Revenue Service’s (IRS) Compliance Assurance Process in which financial results are examined and agreed upon prior to filing the federal consolidated tax return. The 2018 federal income tax year remains subject to examination by the IRS. While the statute of limitations remains open for tax years 2016 and 2017 until 2020 and 2021, respectively, management believes the likelihood of further exam by the IRS is remote.
The state income tax years that remain subject to examination by the Louisiana Department of Revenue are 2015, 2016, and 2017.
Cleco classifies income tax penalties as a component of other expense. For the three and nine months ended September 30, 2019, and 2018, no penalties were recognized.

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

SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPT. 30,
2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$339,869	$114,453	$(2,420)	$—	$451,902
Other operations	18,485	33,737	—	(2,442)	49,780
Affiliate revenue	334	31	28,252	(28,617)	—
Electric customer credits	(13,711)	—	—	—	(13,711)
Operating revenue, net	$344,977	$148,221	$25,832	$(31,059)	$487,971
Depreciation and amortization	$44,903	$10,009	$2,092	$—	$57,004
Interest income	$1,421	$220	$228	$(179)	$1,690
Interest charges	$17,983	$—	$18,028	$(179)	$35,832
Federal and state income tax expense (benefit)	$12,431	$7,612	$(5,955)	$—	$14,088
Net income (loss)	$51,527	$22,806	$(18,768)	$—	$55,565

2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$343,482	$(2,420)	$—	$341,062
Other operations	20,186	—	—	20,186
Affiliate revenue	223	22,765	(22,988)	—
Electric customer credits	(2,992)	—	—	(2,992)
Operating revenue, net	$360,899	$20,345	$(22,988)	$358,256
Depreciation and amortization	$41,687	$2,076	$—	$43,763
Interest income	$1,606	$310	$(84)	$1,832
Interest charges	$17,895	$14,017	$(84)	$31,828
Federal and state income tax expense (benefit)	$18,016	$(6,597)	$—	$11,419
Net income (loss)	$63,336	$(15,975)	$(1)	$47,360

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPT. 30,
2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$862,969	$274,610	$(7,260)	$(1)	$1,130,318
Other operations	53,318	83,619	2	(5,395)	131,544
Affiliate revenue	971	31	77,800	(78,802)	—
Electric customer credits	(30,565)	(1,267)	—	—	(31,832)
Operating revenue, net	$886,693	$356,993	$70,542	$(84,198)	$1,230,030
Depreciation and amortization	$126,610	$25,555	$6,231	$(1)	$158,395
Interest income	$3,281	$842	$841	$(508)	$4,456
Interest charges	$52,498	$—	$53,682	$(509)	$105,671
Federal and state income tax expense (benefit)	$34,407	$15,169	$(17,220)	$(1)	$32,355
Net income (loss)	$127,595	$46,788	$(53,515)	$—	$120,868
Additions to property, plant, and equipment	$247,987	$3,654	$204	$—	$251,845
Equity investment in investees (1)	$17,672	$—	$—	$—	$17,672
Goodwill (1)	$1,490,797	$—	$—	$—	$1,490,797
Total segment assets (1)	$5,988,444	$998,289	$550,323	$(38,683)	$7,498,373
(1) Balances as of September 30, 2019

2018 (THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$904,746	$(7,260)	$—	$897,486
Other operations	61,066	1	—	61,067
Affiliate revenue	651	55,707	(56,358)	—
Electric customer credits	(24,276)	—	—	(24,276)
Operating revenue, net	$942,187	$48,448	$(56,358)	$934,277
Depreciation and amortization	$121,796	$6,281	$(1)	$128,076
Interest income	$3,560	$652	$(169)	$4,043
Interest charges	$53,658	$41,409	$(173)	$94,894
Federal and state income tax expense (benefit)	$39,724	$(17,777)	$—	$21,947
Net income (loss)	$132,359	$(48,299)	$—	$84,060
Additions to property, plant, and equipment	$193,708	$911	$—	$194,619
Equity investment in investees (1)	$18,172	$—	$—	$18,172
Goodwill (1)	$1,490,797	$—	$—	$1,490,797
Total segment assets (1)	$5,839,853	$633,756	$(36,795)	$6,436,814
(1) Balances as of December 31, 2018

Note 12 — Regulation and Rates
At September 30, 2019, Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of $38.4 million for the estimated refund for the tax-related benefits from the TCJA, $3.0 million for the estimated refund related to the FERC audit, $2.8 million for the cost of service savings refunds, $2.3 million for estimated FRP refunds, and $1.9 million for potential reductions to the transmission ROE. For more information about the FERC audit, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

Transmission ROE
A complaint was filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of September 30, 2019, Cleco Power had $1.9 million accrued for potential ROE reductions. For more information on the ROE complaints, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of Cleco Power’s current FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. On June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP, with anticipated new rates being effective July 1, 2020. Cleco Power has responded to several sets of data requests relating to the new FRP.
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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

On October 31, 2018, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2018, which indicated that no refund was due as a result of the FRP and $1.2 million of cost of service savings refunds are due to be returned to eligible customers. On December 21, 2018, Cleco Power responded to the first set of data requests for the 2018 FRP monitoring report.
On October 4, 2019, Cleco Power filed comments and supporting testimony to the LPSC’s initial and final report for the 2017 FRP monitoring report regarding the realignment of SSR revenues between fuel and base revenues. Cleco Power proposed the re-allocation of SSR revenues, which would result in no additional FRP refund for the 12-month period ended June 30, 2017, and $2.3 million of additional FRP refunds for the 12-month period ended June 30, 2018. At September 30, 2019, Cleco Power had $2.3 million accrued for the estimated FRP refunds relating to the 12-month period ended June 30, 2018.
On October 31, 2019, Cleco Power filed its monitoring report for the 12-month period ended June 30, 2019, which indicated that no refund was due as a result of the FRP and $1.2 million of cost of service savings refunds are due to be returned to eligible customers. At September 30, 2019, Cleco Power had $1.2 million accrued for the estimated cost of service savings refunds relating to the 12-month period ended June 30, 2019.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reserve for the reduction in the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flow through to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. After various filings and settlement discussions, on July 10, 2019, the LPSC approved Cleco Power’s rate refund of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund is being credited to customers over 12 months beginning August 1, 2019. At September 30, 2019, Cleco Power had $38.4 million accrued for the estimated federal tax-related benefits from the TCJA and $3.0 million accrued for related interest.
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
After the end of the final SSR agreement, which was terminated on April 30, 2019, Cleco Power expects Teche Unit 3 to be available to run until the estimated 2021 in-service date of Bayou Vista to Segura Transmission project, at which time Cleco Power does not expect to offer the unit into MISO, barring any grid or customer reliability issues or other similar reasons. At September 30, 2019, Cleco Power had $6.1 million accrued for the net capital refund for capital expenditures paid for by third parties. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for their portion of the capital refund. Management is unable to determine the timing of the capital refund.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2019, consisted of its equity investment of $17.7 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(1,600)	(1,100)
Total equity investment in investee	$17,672	$18,172

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Oxbow’s net assets/liabilities	$35,345	$36,345
Cleco Power’s 50% equity	$17,672	$18,172
Cleco Power’s maximum exposure to loss	$17,672	$18,172

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
Operating revenue	$2,776	$2,214	$7,114	$4,134
Operating expenses	2,776	2,214	7,114	4,134
Income before taxes	$—	$—	$—	$—

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Class Action Petition. This will be considered according to a schedule established by the 9th Judicial District Court for Rapides Parish. Cleco filed exceptions seeking dismissal of the amended petition in July 2015.
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition, respectively. The fourth petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held in September 2016, and the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case in September 2017. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. In November 2018, Cleco filed exceptions of no cause of action and res judicata, seeking to dismiss all claims. The District Court denied the exceptions on January 14, 2019. A hearing on the plaintiffs’ request for certification of a class was scheduled for August 26, 2019; however, prior to the hearing, the parties reached an agreement to certify a limited class. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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
In March 2018, approximately 26 other individual plaintiffs filed a petition against Cleco Power and other defendants in Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. D180096-C. The action was filed in the 260th Judicial District Court for Orange County, Texas. The defendants removed the case to federal court in April 2018. The new federal case is Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. 18-cv-153, U.S. District Court for the Eastern District of Texas. The allegations are essentially identical to those in the Bonin Case. Also, in April 2018, Cleco Power filed a motion to dismiss on the same grounds that previously were successful in the Bonin Case. In July 2018, the district court entered an order consolidating the Addison Case with the Bonin Case. Management believes that both cases, as they relate to Cleco Power, have no merit. In August 2018, the Judge entered an order requiring the plaintiffs to file a more definitive statement to clarify the plaintiffs’ claims. In response thereto, the plaintiffs filed a Sixth Amended Petition in September 2018. Cleco Power filed a response in October 2018. All claims were dismissed against Cleco Power by ruling of the Judge on March 18, 2019. The plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Fifth Circuit. The case has been fully briefed.

Dispute with Saulsbury Industries
In October 2018, Cleco Power sued Saulsbury Industries, Inc., the former general contractor for the St. Mary Clean Energy Center project, seeking damages for Saulsbury Industries,

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Inc.’s failure to complete the St. Mary Clean Energy Center project on time and for costs incurred by Cleco Power in hiring a replacement general contractor. The action was filed in the 9th Judicial District Court for Rapides Parish, No. 263339. Saulsbury Industries, Inc. removed the case to the U.S. District Court for the Western District of Louisiana, on March 1, 2019.
In January 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC, in the U.S. District Court for the Western District of Louisiana. Saulsbury Industries, Inc. alleges that Cleco Power and Cabot Corporation caused the delays in the St. Mary Clean Energy Center project, resulting in significant impact to Saulsbury Industries, Inc.’s direct and indirect costs. On June 5, 2019, Cleco Power and Cabot Corporation each filed separate motions to dismiss. On October 24, 2019, the District Court denied Cleco’s motion as premature and ruled that Saulsbury Industries, Inc. had six weeks to conduct discovery on specified jurisdictional issues.
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish, No. 133910-A. Saulsbury Industries, Inc. alleges that Cleco Power and Cabot Corporation caused the delays in the St. Mary Clean Energy Center project, resulting in significant impact to Saulsbury Industries, Inc.'s direct and indirect costs. Saulsbury Industries, Inc. also seeks to enforce an alleged lien on the St. Mary Energy Center project. Cleco has not filed responsive pleadings in the case but denies that the case has any merit and that Saulsbury Industries, Inc. perfected a lien against the property involved.

LPSC Audits

Fuel Audit
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In March 2018, Cleco Power received notice of an FAC audit from the LPSC for the period of January 2016, to December 2017. The total amount of fuel expense included in the audit was $536.2 million. In August 2018, LPSC Staff issued its audit report, which recommended no disallowance of fuel costs. On April 26, 2019, the report was approved by the LPSC. Cleco Power has FAC filings for January 2018 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In May 2018, Cleco Power received notice of an EAC audit from the LPSC for the period of January 2016 to December 2017. The total amount of environmental expense included in this audit is $30.7 million. On July 16, 2019, LPSC Staff issued its audit report, which recommended no disallowance of environmental cost. On September 11, 2019, the report was approved by the LPSC. Cleco Power has EAC filings for January 2018 and thereafter that remain subject to audit. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in an estimate refund of $3.0 million related to the FERC audit findings. This amount was recorded in Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2019. Cleco Power anticipates this amount to be refunded to its wholesale transmission customers as a reduction in Attachment O and grandfathered agreement rates over 12 months commencing June 1, 2020.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Transmission ROE
A complaint was filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaint sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%.
The complaint, filed in February 2015, was for the period February 2015 through May 2016. In June 2016, an administrative law judge issued an initial decision in the rate case docket recommending a 9.70% base ROE. Cleco Power is unable to determine when a binding FERC order will be issued on the ROE complaint.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder is delayed until the resolution of the ROE complaint proceedings.
As of September 30, 2019, Cleco Power had $1.9 million accrued for potential ROE reductions. Management believes a reduction in the ROE, as well as any additional refund, will not have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the LDEQ against Louisiana Generating related to Big Cajun II, Unit 3. Entergy Gulf States, as co-owner of Big Cajun II, Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy Gulf States will be determined by ongoing litigation and negotiations. South Central Generating estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset, which was included in the preliminary purchase price allocation.
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

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2019, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $6.0 million and has accrued this amount.

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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
At September 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO, which decreased availability under Cleco Holdings’ credit facility. Effective October 4, 2019, this letter of credit no longer decreases availability under Cleco Holdings’ credit facility. This letter of credit automatically renews each year.
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

Note 15 — Affiliate Transactions
At September 30, 2019, Cleco has an affiliate payable of $3.2 million to Cleco Group for a federal income tax refund that was received by Cleco Holdings.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2019		AT DEC. 31, 2018
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$1	$94	$699	$88
Support Group	1,361	8,610	2,619	7,755
Cleco Cajun	712	18	—	—
Total	$2,074	$8,722	$3,318	$7,843

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

of the LTSA of seven years. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Condensed Consolidated Balance Sheet. For more information on the fair value adjustments of intangible assets and liabilities related to the Cleco Cajun Transaction, see Note 2 — “Business Combination.”
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$5,660	$5,623	$15,702	$15,617
Trade name	$64	$64	$191	$191
Power supply agreements	$6,474	$2,420	$17,873	$7,260
Intangible liabilities
LTSA	$871	$—	$2,323	$—
Power supply agreements	$882	$—	$2,352	$—

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	2019	2018
Cleco Katrina/Rita right to bill and collect storm recovery charges	$5,660	$5,623	$15,702	$15,617

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco and Cleco Power:

Cleco
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Trade name	5,100	5,100
Power supply agreements	184,004	85,104
Total intangible assets carrying amount	259,698	160,798
Intangible liabilities
LTSA	24,100	—
Power supply agreements	14,200	—
Total intangible liability carrying amount	38,300	—
Net intangible assets carrying amount	221,398	160,798
Accumulated amortization	(105,583)	(76,491)
Net intangible assets subject to amortization	$115,815	$84,307

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2019	AT DEC. 31, 2018
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(172,146)	(156,444)
Net intangible assets subject to amortization	$5,391	$21,093

Goodwill
On April 13, 2016, in connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion.

Management assigned the recognized goodwill to the Cleco Power reporting segment. Goodwill is required to be tested for impairment at the reporting segment level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying value. Application of the goodwill impairment test requires significant judgments, including the identification of reporting segments, assignments of assets and liabilities to reporting segments, assignment of goodwill to reporting segments, and the determination of the fair value of the reporting segments.
Cleco conducted its 2019 annual impairment test using an August 1, 2019, measurement date. The fair value of the Cleco Power reporting segment was estimated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and weighted-average cost of capital (WACC) or discount rate. Changes in these assumptions could materially affect the determination of fair value and goodwill impairment at Cleco Power. Based on the tests performed, management has determined that there was no impairment of Cleco Power’s goodwill as of August 1, 2019.
Management estimated the fair value of Cleco Power’s equity to be $3.97 billion at the August 1, 2019, measurement date. The carrying value of Cleco Power’s equity was approximately $3.40 billion with the excess of the fair value over the carrying value representing 16.8% or $570.4 million. There were no accumulated impairment charges.

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate losses.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2019	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN
Balances, beginning of period	$1,504	$1,786
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(37)	(319)
Balances, Sept. 30, 2019	$1,467	$1,467

	FOR THE THREE MONTHS ENDED SEPT. 30, 2018	FOR THE NINE MONTHS ENDED SEPT. 30, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(2,631)	$(2,921)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	261	551
Balances, Sept. 30, 2018	$(2,370)	$(2,370)

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2019			FOR THE NINE MONTHS ENDED SEPT. 30, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(6,775)	$(5,994)	$(12,769)	$(7,060)	$(6,122)	$(13,182)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	230	—	230	515	—	515
Reclassification of net loss to interest charges	—	63	63	—	191	191
Balances, Sept. 30, 2019	$(6,545)	$(5,931)	$(12,476)	$(6,545)	$(5,931)	$(12,476)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2018			FOR THE NINE MONTHS ENDED SEPT. 30, 2018
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(7,877)	$(5,178)	$(13,055)	$(8,377)	$(5,306)	$(13,683)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	312	—	312	812	—	812
Reclassification of net loss to interest charges	—	112	112	—	240	240
Balances, Sept. 30, 2018	$(7,565)	$(5,066)	$(12,631)	$(7,565)	$(5,066)	$(12,631)

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2019, and 2018.

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

Cleco Cajun Transaction
Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a new reportable segment and is reflected as such in this Quarterly Report on

Form 10-Q for the quarter ended September 30, 2019. For more information on the transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combination.” Cleco’s condensed consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, until September 30, 2019.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Cleco Power’s current key initiatives are beginning construction on the Bayou Vista to Segura Transmission project; stabilizing the START project; continuing the DSMART project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 47.6 net MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. The unit was placed in service on August 8, 2019, and is expected to have a final cost of $139.8 million. As of September 30, 2019, Cleco Power had spent $138.1 million on the project. Legal proceedings are pending in connection with the St. Mary Clean Energy Center project. For more information about the ongoing litigation, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies,

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

and Disclosures about Guarantees — Litigation — Dispute with Saulsbury Industries.”

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230-kilovolt transmission system for customers in south Louisiana. The project was placed in service in April 2019. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $64.2 million. As of September 30, 2019, Cleco Power had spent $62.1 million on the project, with the remaining costs relating to final construction and clean-up costs.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. In June 2017, the LPSC approved a regulatory asset to be established upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project until Cleco Power seeks recovery in the new FRP, which is anticipated to be effective July 1, 2020. The project was placed in service on September 6, 2019, and is expected to have a final cost of $31.2 million. As of September 30, 2019, Cleco Power had spent $30.5 million on the project.

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 48 miles of 230kV transmission line, a 230/138kV substation and three substation expansions in south Louisiana. The project is expected to cost approximately $136.1 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. The project is currently in the design and engineering phase. Construction has begun on expansions to existing substations, with the northern phase expected to be completed in the fourth quarter of 2020 and the southern phase expected to be completed in the fourth quarter of 2021. As of September 30, 2019, Cleco Power had spent $5.4 million on the project.

START Project
The START project replaces outdated business department applications with a modern, fully integrated enterprise business application suite. The project’s objectives are to gain efficiencies through consistent, industry-leading work processes and practices; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. The project became operational in May 2019. Originally, the total estimated project cost was $157.3 million. As of September 30, 2019, Cleco had spent $163.3 million on the project. Additional costs are related to the timing of the implementation of the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of September 30, 2019, Cleco Power had spent $0.4 million on the project.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2019, and 2018

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue, net	$487,971	$358,256	$129,715	36.2%
Operating expenses	386,432	272,146	(114,286)	(42.0)%
Operating income	101,539	86,110	15,429	17.9%
Interest income	1,690	1,832	(142)	(7.8)%
Allowance for equity funds used during construction	3,619	3,829	(210)	(5.5)%
Other expense, net	(1,363)	(1,164)	(199)	(17.1)%
Interest charges	35,832	31,828	(4,004)	(12.6)%
Federal and state income tax expense	14,088	11,419	(2,669)	(23.4)%
Net income	$55,565	$47,360	$8,205	17.3%

Operating revenue, net increased $129.7 million during the third quarter of 2019 compared to the third quarter of 2018 primarily due to the addition of $114.5 million of electric operations revenue and $33.7 million of other operations revenue at Cleco Cajun. These increases were partially offset by $10.7 million of higher electric customer credits, and $9.3 million of lower fuel cost recovery revenue at Cleco Power.
Operating expenses increased $114.3 million during the third quarter of 2019 compared to the third quarter of 2018 primarily due to the addition of Cleco Cajun’s expenses, as well as $6.9 million of higher other operations and maintenance expenses and $3.2 million of higher depreciation and amortization expenses at Cleco Power. These increases

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

were partially offset by $9.2 million of lower recoverable fuel and purchased power expenses at Cleco Power.
Interest charges increased $4.0 million during the third quarter of 2019 compared to the third quarter of 2018 primarily due to $2.9 million of higher interest associated with the financing of the Cleco Cajun Transaction and $0.7 million of higher interest on the estimated refunds for the federal tax-related benefits of the TCJA.
Federal and state income tax expense increased $2.7 million during the third quarter of 2019 compared to the third quarter of 2018 primarily due to $2.9 million to record the tax expense at the projected annual effective income tax rate and $2.3 million for the changes in pretax income, excluding AFUDC equity. These increases were partially offset by $1.8 million for the flow through of state tax benefits and $1.5 million for tax returns as filed.
The effective income tax rate for the third quarter of 2019 and 2018 was 20.2% and 19.4%, respectively. The estimated annual effective income tax rate used during the third quarter of 2019 and 2018 for Cleco may not be indicative of the full-year income tax rate.
Results of operations for Cleco Power and Cleco Cajun are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue
Base	$197,882	$192,188	$5,694	3.0%
Fuel cost recovery	141,987	151,294	(9,307)	(6.2)%
Electric customer credits	(13,711)	(2,992)	(10,719)	(358.3)%
Other operations	18,485	20,186	(1,701)	(8.4)%
Affiliate revenue	334	223	111	49.8%
Operating revenue, net	344,977	360,899	(15,922)	(4.4)%
Operating expenses
Recoverable fuel and purchased power	142,070	151,291	9,221	6.1%
Non-recoverable fuel and purchased power	9,669	9,304	(365)	(3.9)%
Other operations and maintenance	57,718	50,837	(6,881)	(13.5)%
Depreciation and amortization	44,903	41,687	(3,216)	(7.7)%
Taxes other than income taxes	12,485	11,717	(768)	(6.6)%
Total operating expenses	266,845	264,836	(2,009)	(0.8)%
Operating income	78,132	96,063	(17,931)	(18.7)%
Interest income	1,421	1,606	(185)	(11.5)%
Allowance for equity funds used during construction	3,619	3,829	(210)	(5.5)%
Other expense, net	(1,231)	(2,251)	1,020	45.3%
Interest charges	17,983	17,895	(88)	(0.5)%
Federal and state income tax expense	12,431	18,016	5,585	31.0%
Net income	$51,527	$63,336	$(11,809)	(18.6)%

Cleco Power’s net income in the third quarter of 2019 decreased $11.8 million compared to the third quarter of 2018 primarily as a result of the following factors:

•	higher electric customer credits,

•	higher other operations and maintenance expense, and

•	higher depreciation and amortization.

These increases were partially offset by:

•higher base revenue and
•lower federal and state income tax expense.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,177	1,156	1.8%
Commercial	786	793	(0.9)%
Industrial	477	583	(18.2)%
Other retail	35	35	—%
Total retail	2,475	2,567	(3.6)%
Sales for resale	983	904	8.7%
Total retail and wholesale customer sales	3,458	3,471	(0.4)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$99,136	$95,808	3.5%
Commercial	55,278	50,670	9.1%
Industrial	19,329	22,555	(14.3)%
Other retail	2,926	2,774	5.5%
Surcharge	6,049	6,206	(2.5)%
Total retail	182,718	178,013	2.6%
Sales for resale	15,164	14,175	7.0%
Total base revenue	$197,882	$192,188	3.0%

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

The following chart shows how cooling degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE THREE MONTHS ENDED SEPT. 30,
				CHANGE
	2019	2018	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,716	1,691	1,511	1.5%	13.6%

Base
Base revenue increased $5.7 million during the third quarter of 2019 compared to the third quarter of 2018 primarily due to $12.1 million related to higher usage from warmer weather, partially offset by $6.4 million of lower rates. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part II, Item 1A, “Risk Factors — Future Electricity Sales” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during the third quarter of 2019 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $10.7 million during the third quarter of 2019 compared to the third quarter of 2018 primarily due to the absence of a $5.5 million adjustment to the estimated accrued refunds for the June 2018 FRP monitoring report, $3.0 million of estimated refunds due to Cleco Power’s wholesale transmission customers as a result of the FERC audit, and $2.3 million of higher estimated FRP refunds. For more information on the FRP, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — FRP.” For more information on the FERC audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $6.9 million during the third quarter of 2019 compared to the third quarter of 2018 primarily due to $2.6 million of higher uncollectible accounts expense, $2.1 million of higher generating station routine maintenance expenses, and $1.3 million higher customer service expenses.

Depreciation and Amortization
Depreciation and amortization increased $3.2 million during the third quarter of 2019 compared to the third quarter of 2018 primarily due to $1.3 million of higher amortization of intangible property due to the installation of a new enterprise business application suite, $1.0 million of higher amortization of regulatory assets, and $0.8 million of normal recurring additions to fixed assets.

Income Taxes
Federal and state income tax expense decreased $5.6 million during the third quarter of 2019 compared to the third quarter of 2018 primarily due to $3.6 million for the change in pretax income, excluding AFUDC equity, $1.9 million for tax returns as filed, $1.8 million for flowthrough of state tax benefits, and $1.1 million for state tax expenses. These decreases were partially offset by $2.5 million to record tax expense at the projected annual effective tax rate.
The effective income tax rate for the third quarter of 2019 and 2018 was 19.4% and 22.1%, respectively. The estimated annual effective income tax rate used during the third quarter of 2019 and 2018 for Cleco Power may not be indicative of the full-year income tax rate.

Cleco Cajun
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2019
Operating revenue
Electric operations	$114,453
Other operations	33,737
Affiliate revenue	31
Operating revenue, net	148,221
Operating expenses
Fuel used for electric generation	24,891
Purchased power	52,709
Other operations and maintenance	26,221
Depreciation and amortization	10,009
Taxes other than income taxes	4,239
Total operating expenses	118,069
Operating income	30,152
Interest income	220
Other income, net	46
Federal and state income tax expense	7,612
Net income	$22,806

Significant factors affecting Cleco Cajun’s net income during the third quarter of 2019 are described below.

Operating Revenue
Operating revenue of $148.2 million for the third quarter of 2019 primarily consisted of $114.5 million of electric operations revenue primarily from wholesale customers, $18.3 million of lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback, and $15.4 million of transmission revenue from wholesale customers. For more information on the Cottonwood Sale Leaseback agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”

Operating Expenses
Operating expenses of $118.1 million for the third quarter of 2019 primarily consisted of $37.9 million of purchased power

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

from MISO, $24.9 million of fuel expenses for generation, $14.9 million of MISO transmission costs, $9.8 million of general depreciation expenses on fixed assets, $9.4 million in general and administrative expenses, $8.2 million of generation operations expenses, and $5.9 million of generating station routine maintenance expenses.

Income Taxes
Federal and state income tax expense of $7.6 million for the third quarter of 2019 primarily included $6.4 million of tax expense on pretax income at the statutory tax rate and $1.3 million for state taxes.
The effective income tax rate for the third quarter of 2019 was 25.0%. The estimated annual effective income tax rate used during the third quarter of 2019 for Cleco Cajun may not be indicative of the full-year income tax rate.

Comparison of the Nine Months Ended September 30, 2019, and 2018

Cleco
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue, net	$1,230,030	$934,277	$295,753	31.7%
Operating expenses	990,709	739,724	(250,985)	(33.9)%
Operating income	239,321	194,553	44,768	23.0%
Interest income	4,456	4,043	413	10.2%
Allowance for equity funds used during construction	14,825	9,416	5,409	57.4%
Other income (expense), net	292	(7,111)	7,403	104.1%
Interest charges	105,671	94,894	(10,777)	(11.4)%
Federal and state income tax expense	32,355	21,947	(10,408)	(47.4)%
Net income	$120,868	$84,060	$36,808	43.8%

Operating revenue, net increased $295.8 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to the addition of $274.6 million of electric operations revenue and $83.6 million of other operations revenue at Cleco Cajun. These increases were partially offset by $26.3 million of lower fuel cost recovery revenue, $15.4 million of lower base revenue, $7.7 million of lower other operations revenue, and $6.3 million of higher electric customer credits at Cleco Power.
Operating expenses increased $251.0 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to the addition of Cleco Cajun’s expenses. The increases in operating expenses related to Cleco Cajun operations were partially offset by $26.3 million of lower recoverable fuel and purchased power expenses and $9.8 million of lower other operations and maintenance expenses at Cleco Power.
Allowance for equity funds used during construction increased $5.4 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to higher Cleco Power construction costs related to various projects.
Other income (expense), net increased $7.4 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to $3.1 million for the increase in the cash surrender value of certain trust-owned life insurance policies as a result of favorable market conditions at Cleco Holdings and $3.2 million of lower pension non-service costs at Cleco Power.
Interest charges increased $10.8 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to $10.2 million of interest associated with the financing of the Cleco Cajun Transaction, and $2.1 million in interest on the estimated refund for the federal related tax benefits of the TCJA. These increases were partially offset by $2.6 million of higher allowance for borrowed funds used during construction at Cleco Power.
Federal and state income tax expense increased $10.4 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to $8.5 million for the change in pretax income, excluding AFUDC equity, and $2.8 million to record tax expense at the projected annual effective tax rate.
The effective income tax rate for the nine months ended September 30, 2019, and 2018 was 21.1% and 20.7%, respectively. The estimated annual effective income tax rate used during the nine months ended September 30, 2019, and 2018 for Cleco might not be indicative of the full-year income tax rate.
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue
Base	$508,435	$523,862	$(15,427)	(2.9)%
Fuel cost recovery	354,534	380,884	(26,350)	(6.9)%
Electric customer credits	(30,565)	(24,276)	(6,289)	(25.9)%
Other operations	53,318	61,066	(7,748)	(12.7)%
Affiliate revenue	971	651	320	49.2%
Operating revenue, net	886,693	942,187	(55,494)	(5.9)%
Operating expenses
Recoverable fuel and purchased power	354,532	380,880	26,348	6.9%
Non-recoverable fuel and purchased power	25,713	27,606	1,893	6.9%
Other operations and maintenance	148,330	158,170	9,840	6.2%
Depreciation and amortization	126,610	121,796	(4,814)	(4.0)%
Taxes other than income taxes	33,023	34,548	1,525	4.4%
Total operating expenses	688,208	723,000	34,792	4.8%
Operating income	198,485	219,187	(20,702)	(9.4)%
Interest income	3,281	3,560	(279)	(7.8)%
Allowance for equity funds used during construction	14,825	9,416	5,409	57.4%
Other expense, net	(2,091)	(6,422)	4,331	67.4%
Interest charges	52,498	53,658	1,160	2.2%
Federal and state income tax expense	34,407	39,724	5,317	13.4%
Net income	$127,595	$132,359	$(4,764)	(3.6)%

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Cleco Power’s net income in the first nine months of 2019 decreased $4.8 million compared to the first nine months of 2018 primarily as a result of the following factors:

•	lower base revenue,

•	lower other operations revenue, and

•	higher electric customer credits.

These decreases are partially offset by:

•	lower operations and maintenance expense,

•	higher allowance for equity funds used during construction,

•	lower federal and state income taxes, and

•	lower other expense, net.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,855	2,957	(3.4)%
Commercial	2,118	2,110	0.4%
Industrial	1,483	1,662	(10.8)%
Other retail	97	100	(3.0)%
Total retail	6,553	6,829	(4.0)%
Sales for resale	2,387	2,326	2.6%
Total retail and wholesale customer sales	8,940	9,155	(2.3)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2019	2018	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$229,430	$238,922	(4.0)%
Commercial	149,089	147,922	0.8%
Industrial	61,575	67,183	(8.3)%
Other retail	8,029	8,234	(2.5)%
Surcharge	16,973	17,637	(3.8)%
Total retail	465,096	479,898	(3.1)%
Sales for resale	43,339	43,964	(1.4)%
Total base revenue	$508,435	$523,862	(2.9)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2019 CHANGE
	2019	2018	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	778	881	942	(11.7)%	(17.4)%
Cooling degree-days	2,869	2,948	2,531	(2.7)%	13.4%

Base
Base revenue decreased $15.4 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to $20.6 million of lower rates, partially offset by $5.2 million related to higher usage from warmer weather. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part II, Item 1A, “Risk Factors — Future Electricity Sales” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during the first nine months of 2019 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $6.3 million during the first nine months of 2019 compared to the first nine months of 2018 primarily related to $3.0 million for estimated refunds due to Cleco Power’s wholesale transmission customers as a result of the FERC audit, $2.3 million of higher estimated FRP refunds, and $1.2 million of higher estimated refunds for the federal tax-related benefits of the TCJA. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — TCJA.” For more information on the FERC audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

Other Operations Revenue
Other operations revenue decreased $7.7 million during the first nine months of 2019 compared to the first nine months of 2018 primarily related to $3.4 million of lower net generation revenue as a result of the Teche Unit 3 SSR ending in April 2019, $2.6 million of lower net transmission and distribution revenue, and $1.7 million of lower reconnect fees. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $9.8 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to the absence of $17.4 million of generating station major outage maintenance expenses. These decreases were partially offset by $3.5 million of higher uncollectible accounts expense, $2.5 million of higher outside service expenses, and $1.8 million of higher customer service expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $4.8 million during the first nine months of 2019 compared to the first nine

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

months of 2018 primarily due to $2.4 million of higher normal recurring additions to fixed assets and $1.2 million of higher amortization of intangible property due to the installation of a new enterprise business application suite.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $5.4 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to higher construction costs related to the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the START project, and the Bayou Vista to Segura Transmission project.

Other Expense, Net
Other expense, net decreased $4.3 million during the first nine months of 2019 compared to the first nine months of 2018 primarily due to lower pension non-service costs.

Income Taxes
Federal and state income tax expense decreased $5.3 million during first nine months of 2019 compared to the first nine months of 2018 primarily due to $3.5 million for the change in pretax income, excluding AFUDC equity, $1.9 million for flowthrough of state tax benefits, and $1.9 million for tax returns as filed. These decreases were partially offset by $2.1 million to record tax expense at the projected annual effective tax rate.
The effective income tax rate for the nine months ended September 30, 2019, and 2018 was 21.2% and 23.1%, respectively. The estimated annual effective income tax rate used during the nine months ended September 30, 2019, and 2018 for Cleco Power may not be indicative of the full-year income tax rate.

Cleco Cajun
(THOUSANDS)	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
Operating revenue
Electric operations	$274,610
Other operations	83,619
Electric customer credits	(1,267)
Affiliate revenue	31
Operating revenue, net	356,993
Operating expenses
Fuel used for electric generation	57,724
Purchased power	136,259
Other operations and maintenance	64,313
Depreciation and amortization	25,555
Taxes other than income taxes	11,583
Total operating expenses	295,434
Operating income	61,559
Interest income	842
Other expense, net	(444)
Federal and state income tax expense	15,169
Net income	$46,788
From the closing of the Cleco Cajun Transaction on February 4, 2019, through September 30, 2019.

Significant factors affecting Cleco Cajun’s net income from the closing of the Cleco Cajun Transaction on February 4, 2019, through September 30, 2019, are described below.

Operating Revenue
Operating revenue of $357.0 million during 2019 primarily consisted of $274.6 million of electric operations revenue from wholesale customers, $47.1 million of lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback, and $36.6 million of transmission revenue from wholesale customers. For more information on the Cottonwood Sale Leaseback agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”

Operating Expenses
Operating expenses of $295.4 million during 2019 primarily consisted of $99.0 million of purchased power from MISO, $57.7 million of fuel expenses for generation, $35.4 million of MISO transmission costs, $25.1 million of depreciation on fixed assets, $21.5 million of general and administrative expenses, $19.9 million of routine generating station maintenance expenses, $17.8 million for generating station operations expenses, and $9.0 million of property tax expenses.

Income Taxes
Federal and state income tax expense of $15.2 million during 2019 primarily included $13.0 million of tax expense on pretax income at the statutory tax rate and $2.3 million for state taxes.
The effective income tax rate for 2019 was 24.5%. The estimated annual effective income tax rate used for 2019 for Cleco Cajun may not be indicative of the full-year income tax rate.

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2019:

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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
With respect to any open trading contracts that Cleco has or may initiate in the future, Cleco may be required to provide credit support or pay liquidated damages. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
Cleco Power and Cleco Cajun participate in the MISO market, which operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules. At September 30, 2019, Cleco Power had a $2.0 million letter of credit to MISO pursuant to the credit requirements of FTRs. The letter of credit automatically renews each year. At September 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO, which decreased availability under Cleco Holdings’ credit facility. Effective October 4, 2019, this letter of credit no longer decreases availability under Cleco Holdings’ credit facility. This letter of credit automatically renews each year. For information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reduction in reserve for the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. After various filings and settlement discussions, on July 10, 2019, the LPSC approved Cleco Power to accrue rate refunds of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund is being credited to customers over 12 months beginning August 1, 2019. At September 30, 2019, Cleco Power had $38.4 million accrued for the estimated tax-related benefits from the TCJA and $3.0 million accrued for related interest.
Also, on July 10, 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its next FRP, which was filed on June 28, 2019, with anticipated new rates being effective July 1, 2020. At September 30, 2019, Cleco Power had a regulatory liability of $375.0 million for the portion of the net reduction to ADIT subject to regulatory treatment. Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Debt

Cleco
At September 30, 2019, and December 31, 2018, Cleco had no short-term debt outstanding.
At September 30, 2019, Cleco’s long-term debt outstanding was $3.19 billion, of which $63.7 million was due within one year. The long-term debt due within one year at September 30, 2019, primarily represents $50.0 million of GO Zone bonds with a mandatory tender in 2020 and $10.9 million of principal payments, net of related debt discount and expense, for the Cleco Katrina/Rita storm recovery bonds. Long-term debt increased by $297.4 million from December 31, 2018, primarily due to the private placement of $300.0 million of senior notes on September 11, 2019, and $30.0 million balance remaining on the $100.0 million bank term loan entered into on February 4, 2019, in connection with the Cleco Cajun Transaction. These increases were partially offset by $20.6 million for scheduled payments made on Cleco Katrina/Rita storm recovery bonds. For more information on Cleco’s debt, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
Cash and cash equivalents available at September 30, 2019, were $101.4 million combined with $440.5 million available credit facility capacity ($140.5 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $541.9 million. For more information on the credit facility capacity, see “— Credit Facilities.” Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At September 30, 2019, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Fair Value Accounting.”
At September 30, 2019, and December 31, 2018, Cleco had a working capital surplus of $154.9 million and $185.9 million, respectively. The $31.0 million decrease in working capital is primarily due to:

•
a $42.6 million increase in long-term debt due within one year primarily due to $50.0 million of GO Zone bonds with a mandatory tender in 2020, partially offset by $9.5 million of lower principal payments for the Cleco Katrina/Rita storm recovery bonds due to the bonds maturing in March 2020,

•	a $30.2 million increase in taxes payable primarily due to accruals of property taxes,

•	a $28.0 million increase in accrued interest primarily due to the timing of interest payments on long-term debt,

•	a $22.9 million increase in other current liabilities primarily due to additional liabilities incurred as a result of the Cleco Cajun Transaction and the timing of payroll accruals,

•	a $16.4 million decrease in fuel inventory primarily due to lower petroleum coke purchases at Cleco Power and higher lignite usage at Cleco Power due to the seasonal operations of the Dolet Hills Power Station, partially offset by inventory acquired in the Cleco Cajun Transaction,

•	a $14.9 million increase in provision for rate refund primarily due to the estimated refunds for the tax-related benefits of the TCJA and the FERC audit,

•
an $8.9 million increase in other regulatory liabilities primarily due to the collections of revenue related to the St. Mary Clean Energy Center project that is being returned to retail customers as part of the July 2019 FRP rate adjustment as a result in a delay in the project’s commercial operational date, and

•	an $8.8 million decrease in cash and cash equivalents.

These decreases in working capital were partially offset by:

•	a $75.1 million increase in customer accounts receivable primarily due to additional Cleco Cajun receivables and the timing of a payment from a Cleco Power wholesale customer,

•	a $28.7 million increase in materials and supplies inventory primarily due to the Cleco Cajun Transaction,

•	a $20.4 million increase in accumulated deferred fuel primarily due to additional deferrals as a result of fuel surcharges,

•	a $10.8 million increase in unbilled revenue due to higher usage as a result of warmer weather, and

•	a $9.6 million increase in other current assets primarily due to an indemnification asset at Cleco Cajun as a result of a contingent liability assumed with the Cleco Cajun Transaction.

In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a bridge loan agreement and $100.0 million under a term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). On September 11, 2019, Cleco Holdings completed the private placement of $300.0 million aggregate principal amount of its 3.375% senior notes due September 15, 2029. The proceeds from the issuance were used to repay the remaining amounts due under the $300.0 million bridge loan agreement and to repay a portion of the $100.0 million term loan agreement. The senior notes are governed by an indenture entered into between Cleco Holdings and a trustee. The indenture contains certain covenants that restrict Cleco Holdings’ ability to merge, consolidate or transfer or lease all or substantially all of its assets or create or incur certain liens.
In connection with the Cleco Cajun Transaction, Cleco Holdings, on behalf of Cleco Cajun, issued three letters of credit totaling $1.1 million to a capacity agreement customer and a gas transport company. These letters of credit automatically renew each year and have no impact on the Cleco Holdings’ credit facility. At September 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO, which decreased availability under Cleco Holdings’ credit facility. Effective October 4, 2019, this letter of credit no longer decreases availability under Cleco

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Holdings’ credit facility. This letter of credit automatically renews each year.

Cleco Holdings
At September 30, 2019, and December 31, 2018, Cleco Holdings had no short-term debt outstanding.
At September 30, 2019, Cleco Holding’s long-term debt outstanding was $1.80 billion, of which $2.2 million was due within one year.
At September 30, 2019, and December 31, 2018, Cleco Holdings had no borrowings outstanding under its $175.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021. Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2019, were $11.4 million, combined with $140.5 million credit facility capacity for total liquidity of $151.9 million. For more information on the credit facility capacity, see “— Credit Facilities.”

Cleco Power
At September 30, 2019, and December 31, 2018, Cleco Power had no short-term debt outstanding.
At September 30, 2019, Cleco Power’s long-term debt outstanding was $1.39 billion, of which $61.5 million was due within one year. The long-term debt due within one year at September 30, 2019, primarily represents $50.0 million of GO Zone bonds with a mandatory tender in 2020 and $10.9 million of principal payments, net of related debt discount and expense, for the Cleco Katrina/Rita storm recovery bonds. For Cleco Power, long-term debt decreased $20.1 million from December 31, 2018, primarily due to scheduled payments made on the Cleco Katrina/Rita storm recovery bonds.
At September 30, 2019, and December 31, 2018, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021. Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
Cash and cash equivalents available at September 30, 2019, were $64.2 million, combined with $300.0 million credit facility capacity for total liquidity of $364.2 million.
At September 30, 2019, and December 31, 2018, Cleco Power had a working capital surplus of $51.4 million and $62.3 million, respectively. The $10.9 million decrease in working capital is primarily due to:

•
a $41.5 million decrease in fuel inventory primarily due to lower petroleum coke purchases at Cleco Power and higher lignite usage at Cleco Power due to the seasonal operations of the Dolet Hills Power Station,

•
a $40.4 million increase in long-term debt due within one year primarily due to $50.0 million of GO Zone bonds with a mandatory tender in 2020, partially offset by $9.5 million of lower principal payments for the Cleco Katrina/Rita storm recovery bonds due to the bonds maturing in March 2020,

•	a $16.3 million increase in accrued interest primarily due to the timing of interest payments on long-term debt,

•	a $13.6 million increase in provision for rate refund primarily due to the estimated refunds for the tax-related benefits of the TCJA and the FERC audit,

•
an $8.9 million increase in other regulatory liabilities primarily due to the collections of revenue related to the St. Mary Clean Energy Center project that will be returned to retail customers as part of the July 2019 FRP rate adjustment as a result in a delay in the project’s commercial operational date,

•	a $5.9 million decrease in restricted cash and cash equivalents, and

•	a $5.2 million increase in other current liabilities primarily due to the timing of payroll accruals.

These decreases in working capital were partially offset by:

•	a $33.3 million decrease in accounts payable, excluding FTR purchases, primarily due to a decrease in operations and maintenance expenses and lower capital expenditures,

•	a $32.3 million increase in cash and cash equivalents,

•	a $22.9 million increase in customer accounts receivable due to the timing of a payment from a wholesale customer,

•	a $20.4 million increase in accumulated deferred fuel, excluding FTRs, primarily due to additional deferrals as a result of fuel surcharges,

•	a $10.8 million increase in unbilled revenue due to higher usage as a result of warmer weather, and

•	a $5.0 million decrease in taxes payable primarily due to lower provisions for income taxes, partially offset by the timing of accruals of property taxes.

Credit Facilities
At September 30, 2019, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million and one for Cleco Power in the amount of $300.0 million, with a maximum aggregate capacity of $475.0 million.
In connection with the Cleco Cajun Transaction, on February 4, 2019, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. At September 30, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO, which decreased availability under Cleco Holdings’ credit facility. Effective October 4, 2019, this letter of credit no longer decreases availability under Cleco Holdings’ credit facility. This letter of credit automatically renews each year. At September 30, 2019, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At September 30, 2019, Cleco Power had a $300.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. At September 30, 2019, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At September 30, 2019, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At September 30, 2019, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part II, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $340.8 million and $285.2 million during the nine months ended September 30, 2019, and 2018, respectively. Net cash provided by operating activities increased $55.6 million primarily due to:

•	$85.2 million for the addition of Cleco Cajun operations, including receipts of $30.0 million as a result of the Cottonwood Sale Leaseback,

•	higher net fuel and purchased power collections at Cleco Power of $11.7 million primarily due to timing of collections, and

•	lower payout for employee benefits of $5.4 million.

These increases were partially offset by:

•	pension plan contributions of $12.3 million,

•	lower receipts for customer deposits of $7.2 million,

•	lower receipts for other accounts receivable at Cleco Power of $6.9 million, including the timing of receipts of joint owners’ portion of generating station expenditures,

•	lower collections from Cleco Power customers of $6.8 million, and

•	higher payments for property insurance of $4.3 million.

Net Investing Cash Flow
Net cash used in investing activities was $1.05 billion and $197.0 million during the nine months ended September 30, 2019, and 2018, respectively. Net cash used in investing activities increased $850.0 million primarily due to:

•	payment for the acquisition of all the membership interest in South Central Generating of $962.2 million, partially offset by cash received of $147.2 million and

•	higher additions to property, plant, and equipment, net of AFUDC, of $51.8 million.

These increases were partially offset by the absence of the issuance of a $16.8 million note receivable.

Net Financing Cash Flow
Net cash provided by financing activities was $688.0 million during the nine months ended September 30, 2019. Net cash used in financing activities was $30.7 million during the nine months ended September 30, 2018. Net cash provided by financing activities increased $718.7 million primarily due to:

•	borrowings of $400.0 million related to the financing of the Cleco Cajun Transaction,

•	higher contributions from Cleco Group of $384.9 million,

•	the issuance of $300.0 million in senior notes at Cleco Holdings,

•	higher draws on Cleco’s credit facilities of $108.0 million, and

•	the absence of distributions to Cleco Group of $60.5 million.

These increases were partially offset by:

•	higher repayments of long-term debt of $371.4 million,

•	higher payments on Cleco’s credit facilities of $108.0 million, and

•	the absence of a $50.0 million issuance of senior notes in March 2018 at Cleco Power.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $272.8 million and $270.9 million during the nine months ended September 30, 2019, and 2018, respectively. Net cash provided by operating activities increased $1.9 million primarily due to:

•	higher payments for affiliate settlements of $35.8 million,

•	payments for pension plan contributions of $12.3 million, and

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

•	lower receipts for other accounts receivable of $6.9 million, including the timing of receipts of joint owners’ portion of generating station expenditures.

These decreases were partially offset by:

•	lower payments to vendors of $14.9 million,

•	higher net fuel and purchased power collections of $11.7 million primarily due to timing of collections, and

•	lower payout for employee benefits of $7.8 million.

Net Investing Cash Flow
Net cash used in investing activities was $229.8 million and $198.9 million during the nine months ended September 30, 2019, and 2018, respectively. Net cash used in investing activities increased $30.9 million primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $48.9 million. This decrease was partially offset by the absence of the issuance of a $16.8 million note receivable.

Net Financing Cash Flow
Net cash used in financing activities was $21.0 million and $91.6 million during the nine months ended September 30, 2019, and 2018, respectively. Net cash used in financing activities decreased $70.6 million primarily due to:

•	the absence of distributions to Cleco Holdings of $121.4 million and

•	higher draws on Cleco Power’s credit facilities of $33.0 million.

These decreases were partially offset by:

•	the absence of a $50.0 million issuance of senior notes in March 2018 and

•	higher payments on Cleco Power’s credit facilities of $33.0 million.

Capital Expenditures
As a result of the Cleco Cajun Transaction, Cleco’s total estimated capital expenditures increased to include Cleco Cajun’s estimated capital expenditures.
During the nine months ended September 30, 2019, Cleco and Cleco Cajun had capital expenditures, excluding AFUDC, of $246.0 million and $3.5 million, respectively.
Cleco Cajun’s estimated capital expenditures for the three months ending December 31, 2019, and for the remainder of the five-year period ending December 31, 2023, are $5.0 million and $88.0 million, respectively. Cleco’s estimated capital expenditures and debt maturities for the three months ending December 31, 2019, and for the remainder of the five-year period ending December 31, 2023, excluding AFUDC, are $33.0 million and $1.80 billion, respectively. For more information on Cleco and Cleco Power’s estimated capital expenditures for 2019 and the five-year period ending December 31, 2023, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks due to a physical or cyberattack, or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. In addition, the Cleco Cajun Transaction could increase the risk associated with cybersecurity that could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows including phishing attacks, denial of service attacks, and employee insider attacks. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Digital and Information Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each quarter, management provides cybersecurity updates to Cleco’s Board of Managers. For more information on risks related to Cleco’s cybersecurity, see Part II, Item 1A, “Risk Factors — Technology and Terrorism Threats” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, water and/or waste management. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power could then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or FRP. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines. For a discussion of other Cleco environmental matters, see Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
On May 2, 2019, Louisiana Generating notified the EPA and the LDEQ that it has elected not to Retrofit (as such term is defined in the Consent Decree) Big Cajun II, Unit 1.
On July 8, 2019, the EPA published in the Federal Register a final rule to replace the Clean Power Plan, formally titled Repeal of the Clean Power Plan; Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units; Revisions to Emission Guidelines Implementing Regulations. The state agency will have to set standards of performance for each affected generating unit and submit the implementation plan to the EPA for approval within three years from the date of rule publication in the Federal Register. Until the state agency has set standards for the affected generating units, management cannot determine the future regulatory requirements and impact on Cleco’s existing affected units nor if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Retail Rates of Cleco Power

Fuel Rates
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. For more information on the FAC and the most recent fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

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
Generally, utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. In December 2018, Cleco Power filed a letter of intent with the LPSC to recover certain accumulated decrease in revenues, also known as LCFC. On March 28, 2019, Cleco Power received notice from the LPSC indicating denial of the request. However, on October 21, 2019, Cleco Power received notice from the LPSC concluding that after further analysis Cleco Power will be allowed to recover accumulated LCFC revenues.

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

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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

Transmission Rates of Cleco Power
A complaint was filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. For more information about the ROE complaint, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”
For information about the risks associated with Cleco Power’s participation in MISO, see Part II, Item 1A, “Risk Factors — MISO” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
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
A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. On October 17, 2019, Cleco Power’s NERC Reliability Standards audit was completed. The final report was issued on October 31, 2019. Cleco Power expects approval from NERC for the audit report by the end of 2019. The Cleco Cajun NERC Reliability Standards audit occurred during April 2019. There were no violations or areas of concern discovered during the Cleco Cajun audit.
A NERC CIP audit is also conducted every three years. Cleco Power’s next NERC CIP audit is scheduled to begin in the second quarter of 2020. Cleco Cajun’s CIP audit occurred during June 2019. The preliminary findings have been received by Cleco Cajun.
Management is unable to predict the final financial outcome of the current Cleco Power NERC Reliability Standards audit, the current Cleco Cajun CIP audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part II, Item 1A, “Risk Factors — Reliability and Infrastructure Protection Standards Compliance” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

Integrated Resource Plan (IRP)
In accordance with the General Order in LPSC Docket No. R-30021, on October 20, 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. On February 20, 2018, Cleco Power filed the data assumptions to be used in its IRP analysis. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholder meeting was held on April 5, 2018. Comments from the stakeholders were filed on June 5, 2018. Cleco Power responded to multiple sets of data requests. Cleco Power filed a draft IRP report on January 29, 2019. A second stakeholder meeting was held on February 28, 2019. Comments from stakeholders were received on April 30, 2019. Cleco Power filed the Final IRP Report on August 30, 2019. LPSC acknowledgment of a completed IRP process is expected in January 2020.
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis. The IRP is used as a guide in future decision-making and does not represent firm operational commitments. LPSC acknowledgment of a completed IRP process does not represent approval of any actions stated in the IRP report.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK OVERVIEW
Cleco is exposed to several forms of market risk, consisting primarily of credit risk, liquidity risk, interest rate risk, and commodity price risk. Cleco maintains policies and procedures to help manage these risks.

Credit Risks
Cleco monitors credit risk exposure through review of counterparty credit quality and regular measurement of counterparty credit exposure. Cleco manages counterparty credit risk exposure by establishing appropriate credit limits with counterparties and requiring contractual guarantees, cash deposits, or letters of credit from counterparties, per contract terms and as deemed necessary. Cleco Power and Cleco Cajun have agreements in place with various counterparties that may authorize transaction netting and contract payments to mitigate credit risk of transactions. For more information, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”

Liquidity Risks
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
At September 30, 2019, Cleco Holdings had no variable-rate debt outstanding under its $175.0 million credit facility.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At September 30, 2019, Cleco Holdings had $330.0 million long-term variable rate bank term loans outstanding. One bank term loan has a balance of $300.0 million outstanding, at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 3.735% at September 30, 2019. Another bank term loan has a balance of $30.0 million outstanding, at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 3.675% at September 30, 2019. The weighted average rate for all outstanding term loan debt was 3.73%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $3.3 million.
At September 30, 2019, Cleco Power had no variable-rate debt outstanding. Cleco Power’s borrowing costs under its $300.0 million credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
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
Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. The majority of these FTRs are purchased in annual auctions during the second quarter, but additional FTRs may be purchased in monthly auctions. FTRs represent economic hedges of future congestion charges that will be incurred in serving customer load. FTRs are derivatives not designated as hedging instruments for accounting purposes. At September 30, 2019, Cleco Power’s Condensed Consolidated Balance Sheet reflected FTRs of $8.6 million in Energy risk management assets and $0.6 million in Energy risk management liabilities. At September 30, 2019, Cleco’s Condensed Consolidated Balance Sheet reflected FTRs of $9.9 million in Energy risk management assets and $1.3 million in Energy risk management liabilities.
Cleco Cajun entered into other commodity derivative contracts that are fixed price forwards which fluctuate in value as underlying prices change. At September 30, 2019, Cleco’s Condensed Consolidated Balance Sheet reflected other commodity derivatives of $0.7 million in Energy risk management assets.
For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity” and “Note 7 — Fair Value Accounting — Commodity Contracts.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures
The Registrants’ disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports the Registrants file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Registrants’ CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, management performed an evaluation, under the supervision and with the participation of the Registrants’ CEO and the CFO, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the CEO and the CFO concluded that the Registrants’ disclosure controls and procedures were not effective as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses in internal control over financial reporting discussed below.
In light of the foregoing conclusion, the Registrants undertook additional procedures to allow the Registrants’ management to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Accordingly, the Registrants’ management concluded that the Registrants’ condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, fairly present, in all material respects, the Registrants’ financial position, results of operations, and cash flows for the periods presented in such financial statements.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the three months ended June 30, 2019, the Registrants transitioned to a new enterprise business application (ERP) which required it to modify certain existing and implement new processes and internal controls to adapt to the new application. Subsequent to the implementation, a material weakness related to the design and operation of certain information technology (IT) general controls for information systems that are relevant to the preparation of the financial statements were identified.
Specifically, the Registrants did not sufficiently design and maintain (i) testing and approval controls for program development to ensure the implementation of a new ERP system is aligned with business and IT requirements which contributed to deficiencies related to (ii) user access controls

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate personnel, and (iii) program change management controls for certain financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately.
These IT deficiencies did not result in a material misstatement to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.
The Registrants also identified a material weakness in the design and operating effectiveness of controls over the completeness and accuracy of billed and unbilled revenue from contracts with customers. Specifically, there were deficiencies in controls to (i) verify the accuracy of billing estimates, (ii) record revenue in the appropriate period, and (iii) validate the completeness and accuracy of reports used in recording unbilled revenue.
The deficiencies resulted in immaterial errors and out-of-period adjustments in recorded retail revenue, customer accounts receivable, and unbilled revenue for the interim periods ended June 30, 2019, and September 30, 2019. However, the identified control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan
The Registrants have initiated a plan to remediate the material weaknesses discussed above. This remediation plan includes performing an independent assessment of the core functionality of the recently implemented financial systems supporting financial reporting in order to improve the design, implementation, and operating effectiveness of IT general controls and controls over the customer billing process.
As the Registrants’ management continues to evaluate and work to improve the Registrants’ internal control over financial reporting, the Registrants may take additional measures to address these control deficiencies, or the Registrants may modify some of the remediation measures to improve the design and/or operating effectiveness of those measures. These material weaknesses will not be considered remediated until the applicable remediated controls are designed, implemented, and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in South Central Generating. Cleco continues to evaluate any changes to processes and other components of internal controls over financial reporting of Cleco Cajun as part of its ongoing integration activities.
There have been no other changes in the Registrants’ internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which supplemented and updated the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended

December 31, 2018. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part II, Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

ITEM 6. EXHIBITS

CLECO
4.1*
Indenture, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-15759) of Cleco Corporate Holdings LLC filed with the SEC on September 12, 2019).

4.2*
Supplemental Indenture No.1, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-15759) of Cleco Corporate Holdings LLC filed with the SEC on September 12, 2019).

4.3*
Registration Rights Agreement, dated as of September 11, 2019, by and among Cleco Corporate Holdings LLC and Mizuho Securities USA LLC, Credit Agricole Securities (USA) Inc. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-15759) of Cleco Corporate Holdings LLC filed with the SEC on September 12, 2019).

4.4*
Form of 3.375% Senior Note due 2029 (included in Exhibit 4.2 hereto) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 001-15759) of Cleco Corporate Holdings LLC filed with the SEC on September 12, 2019).

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO POWER
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Previously Filed

CLECO
CLECO POWER	2019 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 13, 2019