Form 10-K
period 2019-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2020-03-03
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2019
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

CLECO
CLECO POWER	2019 FORM 10-K

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

CLECO
CLECO POWER	2019 FORM 10-K

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
Consent Decree
The Consent Decree, entered March 5, 2013, in Civil Action No. 09-100-JJB-DLD, United States District Court for the Middle District of Louisiana, by and among the EPA, the LDEQ, and Louisiana Generating relating to Big Cajun II, Unit 1 located in New Roads, Louisiana

Cottonwood Energy
Cottonwood Energy Company LP, a wholly owned subsidiary of Cleco Cajun. Prior to the closing of the Cleco Cajun Transaction on February 4, 2019, Cottonwood Energy was an indirect subsidiary of South Central Generating.

Cottonwood Plant	Cleco Cajun’s 1,263-MW, natural-gas-fired generating station located in Deweyville, Texas
Cottonwood Sale Leaseback
A lease agreement executed and delivered between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it until no later than May 2025.

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.

CLECO
CLECO POWER	2019 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
EAC	Environmental Adjustment Clause
EAF	Equivalent Availability Factor
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EGU	Electric Generating Unit
EFORd	Equivalent Forced Outage Rate on demand
EMT	Executive Management Team
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LCFC	Lost Contribution to Fixed Cost
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
NMTC Fund	USB NMTC Fund 2008-1 LLC was formed to invest in projects qualifying for New Markets Tax Credits and Solar Projects. This fund was dissolved effective January 25, 2019.
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO

CLECO
CLECO POWER	2019 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
ppb	Parts per billion
Predecessor	Pre-merger activity of Cleco. Cleco has accounted for the 2016 Merger transaction by applying the acquisition method of accounting. The predecessor period is not comparable to the successor period.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
ROIC	Return on Invested Capital
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SAIDI	System Average Interruption Duration Index
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
STIP	Short-Term Incentive Plan
Successor	Post-merger activity of Cleco. Cleco has accounted for the 2016 Merger transaction by applying the acquisition method of accounting. The successor period is not comparable to the predecessor period.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana

CLECO
CLECO POWER	2019 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•	the effects of the Cleco Cajun Transaction and the 2016 Merger on Cleco’s business relationships, operating results, and business generally,

•	the ability to successfully remediate underlying causes of identified material weaknesses in internal control over financial reporting,

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

•
factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage caused by hurricanes and other storms or severe drought conditions; pandemic illness; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs or fuel supply costs, shortages, solid fuel and natural gas transportation problems, or other developments; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

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

•	political uncertainty in the U.S., including the ongoing debates related to the U.S. federal government budget and debt ceiling, and volatility and disruption in global capital and credit markets,

•	the ability of the lignite reserves at Dolet Hills to provide sufficient fuel to the Dolet Hills Power Station to meet projected dispatch needs,

•	Cleco’s ability to maintain its right to sell wholesale power at market-based rates within its control area,

•	Cleco’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	reliability of Cleco’s generating facilities,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

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

CLECO
CLECO POWER	2019 FORM 10-K

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the 2016 Merger Commitments,

•	Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	the ability to successfully modify, implement, or transition Cleco’s legacy enterprise business applications into new systems,

•	credit ratings of Cleco Holdings and Cleco Power,

•	Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	workforce factors, including aging workforce, changes in management, impact of a pandemic illness, and unavailability of skilled employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2019, and 2018 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report on Form 10-K.
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

CLECO
CLECO POWER	2019 FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL
Cleco Holdings is a public utility holding company that holds investments in several subsidiaries, including Cleco Power and Cleco Cajun. Prior to the Cleco Cajun Transaction, substantially all of Cleco Holdings’ operations were conducted through Cleco Power. Cleco Holdings, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to provisions of the Public Utility Holding Company Act of 2005. Cleco Holdings’ predecessor was incorporated on October 30, 1998, under the laws of the state of Louisiana. On April 13, 2016, Cleco Holdings completed its merger with Merger Sub whereby Merger Sub merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings, as a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners.
Cleco Power is a regulated electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. Cleco Power owns ten generating units with a total nameplate capacity of 3,360 MW and serves approximately 288,000 customers in Louisiana through its retail business. Additionally, Cleco Power supplies wholesale power in Louisiana and Mississippi. Cleco Power was organized as a limited liability company under the laws of the state of Louisiana on December 12, 2000. Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana.
Cleco Cajun, organized on December 28, 2017, under the laws of the state of Louisiana, is an unregulated electric utility that owns eight generating assets with a rated capacity of 3,555 MW and supplies wholesale power and capacity in Arkansas, Louisiana, and Texas. On February 4, 2019, the Cleco Cajun Transaction was completed. For more information on the Cleco Cajun Transaction, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”
At December 31, 2019, Cleco had 1,479 employees. Cleco’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400. Cleco’s website is located at https://www.cleco.com. Cleco and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s electronically filed reports can also be obtained on the SEC’s website located at https://www.sec.gov. Cleco’s governance guidelines, code of conduct for financial managers, ethics and business standards, and the charters of its boards of managers’ audit, leadership development and compensation, business planning and budget review, governance and public affairs, and asset management committees are available on its website and available in print upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.

At December 31, 2019, Cleco Power had 883 employees. Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana, 71361-5000, and its telephone number is (318) 484-7400.
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

OPERATIONS

Cleco Power

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2019, and 2018 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2019, Cleco Power’s aggregate net electric generating capacity was 3,214 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. On March 1, 2019, Cleco Power began to operate Dolet Hills Power Station on a seasonal dispatch from June through September; however, Dolet Hills Power Station was available to operate in other months, as needed. Cleco Power will continue to evaluate the cost of operating the Dolet Hills Power Station compared with other alternatives and decide the best course of action for the Dolet Hills Power Station within the LPSC regulatory requirements and recovery mechanism. In January 2020, Cleco Power’s joint owner in Dolet Hills Power Station unilaterally entered into a settlement with the Arkansas Public Service Commission to seek regulatory approval to retire the Dolet Hills Power Station by 2026. While this settlement does not bind Cleco Power to agree to retire the Dolet Hills Power Station by 2026, management is unable to predict the effects an early closure agreement would have on the recovery value of the plant. In addition, Cleco Power and its joint owner are in discussions around their joint venture in the Oxbow mine and their obligations under the associated mining agreement with DHLC. Any early closure of the mine could result in increased

CLECO
CLECO POWER	2019 FORM 10-K

costs billed through fuel, which management currently believes are recoverable.
In August 2019, the St. Mary Clean Energy Center was placed into service. The St. Mary Clean Energy Center is a 47 net MW generating unit that is fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin,

Louisiana. The unit is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year.
The following table sets forth certain information with respect to Cleco Power’s generating facilities as of December 31, 2019:

GENERATING STATION	YEAR OF INITIAL OPERATION	NAMEPLATE CAPACITY (MW)	(1)	NET CAPACITY (MW)	(2)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		424		natural gas	steam
Rodemacher Unit 2	1982	157	(3)	148	(3)	coal	steam
Madison Unit 3	2010	641		625		petroleum coke/coal	steam
Acadia Unit 1	2002	580		548		natural gas	combined cycle
Coughlin Unit 6	2000	264		252		natural gas	combined cycle
Coughlin Unit 7	2000	511		486		natural gas	combined cycle
Teche Unit 3	1971	359		327		natural gas	steam
Teche Unit 4	2011	33		34		natural gas	combustion
Dolet Hills Power Station	1986	325	(4)	323	(4)	lignite	steam
St. Mary Clean Energy Center	2019	50		47		waste heat	steam
Total generating capability		3,360		3,214
(1) Nameplate capacity is the capacity at the start of commercial operations.
(2) Based on capacity testing of the generating units and operational tests performed between April and August 2019. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(3) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(4) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2019	12,552	103.0%
2018	11,848	94.6%
2017	10,864	91.1%
2016	12,759	103.6%
2015	12,564	100.2%

Cleco Power’s generation dispatch and transmission operations are integrated with MISO. The amount of power generated by Cleco Power is dictated by the availability of Cleco Power’s generating fleet and the manner in which MISO dispatches each generating unit. Depending on how generating units are dispatched by MISO, the amount of power generated may be greater than or less than total energy requirements. Generating units are dispatched by referencing each unit’s economic efficiency as it relates to the overall MISO market. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition

and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”

Fuel and Purchased Power
Changes in fuel expenses reflect fluctuations in the amount, type, and pricing of fuel used for electric generation; fuel transportation and delivery costs; and deferral of expenses for recovery from customers through Cleco Power’s FAC in subsequent months. Changes in purchased power expenses are a result of the quantity and price of economic power purchased from the MISO market. These quantity changes can be affected by Cleco plant outages and plant performance. For a discussion of certain risks associated with changes in fuel costs and their impact on utility customers, see Item 1A, “Risk Factors — Operational Risks — Transmission Constraints” and “— Regulatory Risks — LPSC Audits.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

		LIGNITE		COAL	NATURAL GAS		PETROLEUM COKE		RENEWABLES	WEIGHTED AVERAGE COST PER MWh
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	PERCENT OF GENERATION
2019	$119.88	4.7%	$24.60	11.3%	$21.18	69.1%	$26.54	14.2%	0.7%	$26.85
2018	$93.88	6.9%	$22.55	16.7%	$26.81	52.6%	$26.54	23.8%	—	$30.66
2017	$44.70	8.9%	$24.75	12.4%	$27.19	51.3%	$22.50	27.4%	—	$27.16
2016	$50.39	13.0%	$28.13	9.3%	$20.84	52.9%	$18.77	24.8%	—	$24.86
2015	$46.87	16.9%	$28.68	9.7%	$21.37	50.6%	$19.80	22.8%	—	$26.04

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

CLECO
CLECO POWER	2019 FORM 10-K

and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power — MISO Cost Benefit Analysis.”

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2. During 2019, Cleco Power contracted with Peabody Coal Sales, LLC to provide Cleco Power’s coal needs at Rodemacher Unit 2, utilizing short-term spot coal agreements. The coal supply agreements were fixed-price contracts. For 2020, Cleco Power intends to meet its coal needs through short-term spot coal agreements which are expected to be fixed-price contracts. For the transportation of coal, Cleco Power had an agreement with Union Pacific Railroad Company to transport coal from Wyoming’s Powder River Basin to Rodemacher Unit 2. The transportation agreement was for three years and expired on December 31, 2019. On January 1, 2020, Cleco Power renewed its agreement with Union Pacific Railroad Company to continue this transportation agreement for three additional years, expiring December 31, 2022. Cleco Power leases 200 railcars to transport its coal under two leases. One lease expires on March 31, 2020, and the other lease expires on March 31, 2021.
The continuous supply of coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. At December 31, 2019, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 74,000 tons (approximately a 31-day supply).
Cleco Power uses a combination of petroleum coke and Illinois Basin coal for generation at Madison Unit 3. Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region. During 2019, Cleco received its petroleum coke supply from multiple refineries located along the upper and lower Mississippi River. Cleco purchased slightly more than 600,000 tons of petroleum coke during 2019, all of which were either an evergreen extension of a previous agreement or a negotiated agreement for one year ending December 31, 2019. For 2020, Cleco has contracted for 810,000 tons of petroleum coke from multiple refineries located along the upper and lower Mississippi River through one-year agreements ending December 31, 2020. The agreements are priced according to the Advisian Worley Group (formerly Jacobs Consultancy) Pace Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2019, Cleco purchased approximately 375,000 tons of Illinois Basin coal. Cleco Power uses Louisiana waterways, such as the Mississippi River and the Red River, to deliver both petroleum coke and Illinois Basin coal to the Madison Unit 3 plant site. The continuous supply of petroleum coke and Illinois Basin coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Savage Inland Marine is Cleco Power’s exclusive transportation coordinator and provider. Cleco Power has a logistics agreement with Savage Inland Marine that is set to expire in March 2033. At December 31, 2019, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 237,000 tons and Cleco Power’s Illinois Basin coal inventory at Madison Unit 3 was approximately 154,000 tons. The total fuel inventory was 391,000 tons (approximately a 79-day supply).

Cleco Power uses lignite for generation at the Dolet Hills Power Station. Cleco Power and SWEPCO each own an undivided 50% interest in the other’s leased and owned lignite reserves within the Dolet Hills mine in northwestern Louisiana. Additionally, through Oxbow, which is owned 50% by Cleco Power and 50% by SWEPCO, Cleco Power and SWEPCO control lignite reserves also located in northwestern Louisiana. Cleco Power and SWEPCO have entered into a long-term agreement with DHLC for the mining and delivery of lignite reserves at both mines, which are operated by SWEPCO. The Amended Lignite Mining Agreement requires Cleco Power and SWEPCO to purchase the lignite mined and delivered by DHLC at cost plus a specified management fee. The term of this contract runs until all economically mineable lignite has been mined. The reserves from these mines are expected to be sufficient to fuel the Dolet Hills Power Station to meet projected dispatch needs. For information regarding deferred mining costs and obligations associated with this mining agreement see, Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Mining Costs,” Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees,” and “— Long-Term Purchase Obligations.” For more information on Oxbow, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Variable Interest Entities.”
The continuous supply of lignite may be subject to interruption due to adverse weather conditions or other factors that may disrupt mining operations or transportation to the plant site. During 2019, the cost of lignite per MWh increased primarily due to the mine continuing to incur fixed costs, despite fewer tons of lignite mined compared to prior years. At December 31, 2019, Cleco Power’s lignite inventory at Dolet Hills was approximately 307,000 tons (approximately a 49-day supply).

Natural Gas Supply
During 2019, Cleco Power purchased 46.8 million MMBtu of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table:

NATURAL GAS SUPPLIER	2019 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Tenaska Marketing Ventures	15,891,247	43,538	34.0%
Mansfield Power and Gas	7,531,077	20,633	16.1%
Sequent Energy Management	4,739,467	12,985	10.1%
Shell Energy North America	4,196,533	11,497	9.0%
DTE Energy Trading, Inc.	2,289,367	6,272	4.9%
Range Resources	1,856,507	5,086	4.0%
BP Energy Company	1,666,937	4,567	3.6%
Cima Energy LP	1,636,862	4,485	3.5%
Spire Marketing, Inc.	1,625,726	4,454	3.5%
Kaiser Marketing Appalachian LLC	1,195,504	3,275	2.6%
Conocophillips Company	1,047,400	2,870	2.2%
Nextera Energy Resources	1,029,363	2,820	2.2%
Others	2,044,466	5,601	4.3%
Total	46,750,456	128,083	100.0%

CLECO
CLECO POWER	2019 FORM 10-K

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities that allow it to access various natural gas supply markets and maintain a reliable, economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2019. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. During 2019, in order to partially address potential natural gas fuel curtailments and interruptions, Cleco contracted for natural gas firm transportation with several interstate pipelines for a period of one year ending in late 2020. Additionally, in September 2019, Cleco Power completed the construction of the Coughlin Pipeline project. The new pipeline connects the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. It is expected to increase reliability for natural gas delivery and mitigate exposure to transportation cost increases. For more information on the Coughlin Pipeline project see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Coughlin Pipeline Project.”
Cleco uses gas storage in order to supply gas to Cleco Power’s generating facilities in the event of an interruption of supply due to events of force majeure and to operationally balance gas supply to the units. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. At December 31, 2019, Cleco Power had 1.7 million MMBtu of gas in storage. Currently, Cleco Power anticipates that its diverse supply options and gas storage, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies.

Sales
Cleco Power’s 2019 and 2018 system peak demands, which occurred on September 6, 2019, and January 17, 2018, were 2,492 MW and 2,879 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. For information on the effects of future energy sales on Cleco Power’s results of operations, financial condition, and cash flows, see Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” and “— Weather Sensitivity.” For information on the financial effects of seasonal demand on Cleco Power’s quarterly operating results, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Miscellaneous Financial Information (Unaudited).”
Reserve margin is the net capacity resources (either owned or purchased) less native load demand, divided by native load demand. Members of MISO submit their forecasted native load demand to MISO each year. During 2019, Cleco Power’s reserve margin was 31.7%, which was above MISO’s unforced planning reserve margin benchmark of 7.9%. During 2018, Cleco Power’s reserve margin was 21.2%, which was also above MISO’s unforced planning reserve margin benchmark of 8.4%. Cleco Power expects to meet or exceed MISO’s unforced planning reserve margin benchmark of 8.9% in 2020. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”

Customers
Cleco Power did not have a significant customer that accounted for 10% or more of Cleco or Cleco Power’s consolidated revenue in 2019, 2018, or 2017. For more information regarding Cleco Power’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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

Capital Expenditures and Financing
For information on Cleco Power’s capital expenditures, financing, and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

Cleco Cajun

Power Generation
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in NRG South Central. As a result, Cleco Cajun became a new reportable segment. For more information about the Cleco Cajun Transaction, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”

CLECO
CLECO POWER	2019 FORM 10-K

The following table sets forth certain information with respect to Cleco Cajun’s generating facilities:

GENERATING STATION	COMMENCEMENT OF COMMERCIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)(1)		PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Bayou Cove (2)	2002	225	(5)	223	(5)	natural gas	combustion
Big Cajun I
Unit 1 and Unit 2	1972	220		184		natural gas	steam
Unit 3 and Unit 4	2001	210		198		natural gas	combustion
Big Cajun II
Unit 1	1981	580		558		coal	steam
Unit 2	1982	540		574		natural gas	steam
Unit 3	1983	341	(6)	334	(6)	coal	steam
Cottonwood (3)	2003	1,263		1,155		natural gas	combined cycle
Sterlington (4)	1971 - 1975	176		99		natural gas	combustion
Total generating capability		3,555		3,325
(1) Based on capacity testing of the generating units and operational tests performed between December 2018 and September 2019. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(2) Units 2, 3, and 4.
(3) Units 1, 2, 3, and 4. Upon closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback. For more information on the Cottonwood Sale Leaseback, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Leases — Lessor Agreements — Cottonwood Sale Leaseback.”
(4) Units 1-4 and 6-10
(5) Represents Cleco Cajun’s 225 MW ownership interest in the capacity of Bayou Cove, a 300-MW generating unit.
(6) Represents Cleco Cajun’s 58% ownership interest in the capacity of Big Cajun Unit 3, a 588-MW generating unit.

Fuel and Purchased Power
Cleco Cajun uses coal and natural gas for its power generation resources. Cleco Cajun procures these fuels under contracts from a variety of suppliers and transporters. Cleco Cajun maintains an inventory of coal supply on-site at its coal generating facilities.

Sales
Cleco Cajun sells wholesale electric supply in Louisiana, Texas, and Arkansas. It furnishes supply to its wholesale customers primarily through all-requirements power supply and service agreements, which require Cleco Cajun to provide the electric capacity, energy, and other services necessary to serve most of its customers’ load requirements. Cleco Cajun procures the entirety of the power required to fulfill these obligations through its participation in the MISO market.
Cleco Cajun’s business experiences seasonality, as it bills its customers based on actual electric energy consumed. This usage tends to be greater during periods of high and low temperatures as compared to periods of moderate temperatures.

Competition
Competition for Cleco Cajun’s customers is limited through 2025, when the majority of the wholesale electric supply contracts terminate. Cleco Cajun currently intends to fully participate in co-operative requests for proposals for load after 2025. Within MISO, competitors typically comprise of investor-owned utilities, independent power producers, power marketers and power plant developers. These entities typically compete on the basis of price, reliability, and residual risk to the purchasing customer and its end users.

Customers
Cleco Cajun did not have a significant customer that accounted for 10% or more of Cleco’s consolidated revenue in 2019. For more information regarding Cleco Cajun’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Capital Expenditures and Financing
For information on Cleco Cajun’s capital expenditures, financing, and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

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
Cleco Cajun is subject to the jurisdiction of FERC with respect to transmission tariffs, interconnections with other utilities, reliability, and the transmission of power. The rates Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers are subject to FERC’s triennial market power analysis.
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of Cleco Power’s current FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75% and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. On June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP with anticipated new rates being effective

CLECO
CLECO POWER	2019 FORM 10-K

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
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides for an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the most recent EAC audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
For more information on the LPSC Staff’s FRP reviews, amounts accrued by Cleco Power as a result of the TCJA, and information on the tax dockets, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — FRP” and “— TCJA.”
For more information on Cleco Power’s retail rates, including Cleco Power’s FRP, see Item 1A, “Risk Factors — Regulatory Risks — LPSC Audits,” “— Cleco Power’s Rates,” and “— Retail Electric Service” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power.” For more information on Cleco’s wholesale rates, see Item 1A, “Risk Factors — Regulatory Risks — Wholesale Electric Service” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates.”

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms, which vary from 10 years to more than 50 years. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in April 2022.

Franchise Renewals
Cleco Power renewed the following franchise agreements in 2019:

RENEWAL DATE	CITY/TOWN/VILLAGE	TERM	NUMBER OF CUSTOMERS
January 2019	Jeanerette	22 years	2,849
June 2019	Loreauville	27 years	384
July 2019	Opelousas	10 years	9,604
December 2019	Evergreen	27 years	214

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

CLECO
CLECO POWER	2019 FORM 10-K

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power generating facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery of the costs to comply with certain environmental laws and regulations from its retail customers. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact the results of operations, financial condition, or cash flows of the Registrants. For Cleco Power’s expected capital expenditures related to environmental compliance in 2020, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

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
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units. The CAA contains a regional haze program with the goal of returning Class I Federal areas of the nation to natural visibility by 2064. States are required to develop regional haze State Implementation Plans (SIP) and revise them every ten years. A SIP must include requirements for the installation of Best Available Retrofit Technology (BART) for applicable EGUs in Louisiana. The EPA issued a final approval of the Louisiana SIP in December 2017. Although the approval was appealed to the U.S. Court of Appeals for the Fifth Circuit by the Sierra Club and the National Parks Conservation Association, the court denied all the challenges to the EPA’s approval of the Louisiana Regional Haze SIP. Because the Louisiana SIP mandates use of existing controls and participation in the Cross State Air Pollution rule as BART, Cleco does not believe the Louisiana SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants. The second planning period for the regional haze program will take place in 2021-2028. The SIP is due to be submitted to the EPA by July 31, 2021. Until the LDEQ determines what the reasonable progress requirements are for Cleco units and completes its update of the SIP, Cleco is unable to predict if the adopted rules will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
The CAA also established the Acid Rain Program to address the effects of acid rain and imposed restrictions on acid rain-causing SO2 emissions from certain generating units. The CAA requires these EGUs to possess a regulatory allowance for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. Cleco had sufficient allowances for operations in 2019 and expects to have sufficient allowances for 2020 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Compliance with the acid rain permit limits for NOx has been achieved at all affected facilities.
In December 2015, the EPA published the proposed CSAPR update for the 2008 ozone NAAQS in the Federal Register. The EPA finalized the rule in October 2016 with publication in the Federal Register. The EPA proposed Federal Implementation Plans (FIP) that update the existing EGU CSAPR NOx ozone-season emission budgets and implement the budgets through the existing CSAPR NOx ozone-season allowance trading program. The FIP required implementation began with the 2017 ozone season. Cleco is in compliance with the revised FIP rules. These rules did not have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In October 2015, the EPA promulgated a revision to the 2015 ozone NAAQS, lowering the level of both the primary and secondary standards to 70 ppb. Under the CAA, each state is required to submit a SIP that provides for the implementation, maintenance and enforcement of each primary and secondary NAAQS. In particular, each SIP must contain adequate provisions prohibiting emissions activity within the state which will contribute significantly to non-attainment or interfere with maintenance by any other state with respect to any such primary or secondary ambient air quality standard. This “good neighbor” SIP is to be submitted to the EPA by the state within three years of promulgation of a new or revised NAAQS. The EPA determined that the SIP submittal by Louisiana meets the SIP completeness criteria. Cleco is in compliance with the rule. This rule did not have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
For more information on the legal proceedings of the MATS ruling, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
On February 7, 2019, the EPA published in the Federal Register a proposed rule titled National Emission Standards for Hazardous Air Pollutants: Coal-and Oil-Fired Electric Utility Steam Generating Units — Reconsideration of Supplemental Findings and Residual Risk and Technology Review. The EPA proposes to find, after considering the cost of compliance relative to the hazardous air pollutant (HAP) benefits, that regulation of HAP emissions under section 112 of the CAA is not appropriate and necessary which would reverse the EPA’s prior conclusions. However, the EPA further proposes that this new determination will not remove the Coal-and Oil-Fired source category from the CAA list of sources that must be

CLECO
CLECO POWER	2019 FORM 10-K

regulated and will not affect the existing HAP emissions standards. In addition, the proposal presents the results of the required residual risk and technology review which indicate that residual risks due to HAP emissions from this source category are acceptable and that the current standards provide an ample margin to protect human health. However, until the EPA has finalized the proposal, Cleco cannot predict the potential impacts of the final rule.
On April 12, 2019, the EPA published in the Federal Register proposed amendments to the National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines to address the results of the required periodic residual risk and technology review of the regulations. The EPA is proposing to find that risks from this source category due to air toxics emissions are acceptable and that the existing rule provides an adequate margin of safety to protect public health. The EPA also identified no new cost-effective controls under the technology review that would achieve further emissions reductions from the source category. In addition, the EPA is proposing through this rulemaking to remove the stay of effectiveness of the emission standards for new lean premix and diffusion flame gas-fired turbines that was promulgated in 2004. If the lifting of the stay were to be finalized as proposed, an emission limit for formaldehyde could be applied to new or reconstructed lean premix and diffusion flame turbines. Until the EPA has finalized the rule, Cleco cannot determine if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrant.
In August 2015, the EPA released the final guidelines referred to as the CPP. These guidelines provide each state with standards for CO2 emissions from the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, and applying renewable energy. The CPP requires significant reductions of CO2 emissions. The CPP sets interim and final CO2 emission goals for each state. The interim emission goals begin in 2022, with final emission goals required by 2030. In February 2016, the U.S. Supreme Court issued a stay of the CPP to remain in place until the D.C. Circuit Court of Appeals ruled on the merits and any ruling from the U.S. Supreme Court.
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
In March 2017, the President signed a broad executive order. Among other measures, the order directed the EPA to review the CPP, the proposed FIP for the CPP, and the greenhouse gas new source performance standards (GHG NSPS). On July 8, 2019, the EPA published in the Federal Register a final rule to replace the CPP, formally titled Repeal of the CPP: Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units; Revisions to Emission Guidelines Implementing Regulations and informally known as the Affordable Clean Energy, or ACE, Rule. The state agency will have to set standards of performance for each affected generating unit and submit the implementation plan to the EPA for approval by July 8, 2022, with compliance expected within 24 months thereafter. Until the state agency has set standards for the affected generating units, management cannot determine the future regulatory requirements and impact on Cleco’s existing affected units or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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
A primary NAAQS for NO2 promulgated by the EPA became effective in April 2010. The EPA established a new one-hour standard at a level of 100 ppb to supplement the existing annual standard. In 2012, the EPA determined that no area in the country was violating the standard. In April 2018, the EPA published, following the required review of the NAAQS, a final action that retains the ambient air standards for NO2. The EPA may redesignate areas based on new data it receives from states. Due to the fact that fossil fuel-fired EGUs are a significant source of NO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their NO2 emissions. However, because the EPA has not yet completed any new designations, Cleco cannot predict the likelihood or potential impacts of such a rule on its generating units at this time.
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

CLECO
CLECO POWER	2019 FORM 10-K

the status of areas that currently have no monitoring data. Classification of those areas without adequate data will be deferred until adequate data has been developed. In January 2018, the EPA published a final rule designating all areas containing Cleco generation facilities as either attainment/unclassifiable or unclassifiable. Therefore, there is no adverse impact to Cleco’s generating units.
On March 18, 2019, the EPA published, following the required review of the NAAQS, a final action that retains the ambient air standards for SO2. The EPA may redesignate areas based on new data it receives from states. Due to the fact that fossil fuel-fired EGUs are a significant source of SO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their SO2 emissions. However, because the EPA has not yet completed any new designations, Cleco cannot predict the likelihood or potential impacts of such a rule on its generating units at this time.
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
The CWA requires the EPA to periodically review and, if appropriate, revise technology-based effluent limitations guidelines for categories of industrial facilities, including power generating facilities. In November 2015, the EPA released the Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category rule (ELG rule). The rule is focused on reducing the discharge of metals in wastewater from generating facilities to surface waters. In April 2017, the EPA Administrator indicated that it is appropriate and in the public interest to reconsider the rule.
In September 2017, the EPA published a rule postponing for a two year period the earliest compliance dates for some of the wastewater streams that fall under the rule. On November 22, 2019, the EPA published proposed revisions to the ELG rule that would revise the technology-based effluent limitations guidelines and standards applicable to flue gas desulfurization and bottom ash transport waste waters. The rule may require costly technological upgrades at Cleco’s facilities, particularly if additional wastewater treatment systems are required to be installed or if waste streams must be eliminated. Until the EPA finalizes the rule, management cannot predict what the final standards will entail, what controls the EPA and the state of Louisiana may require of Cleco, or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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
In April 2015, the EPA published a final rule in the
Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The federal regulation classifies CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The rule establishes extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and Internet posting requirements. In September 2017, the EPA Administrator indicated that it is appropriate and in the public interest to reconsider the provisions of the final CCR rule. In August 2018, the Court of Appeals for the D.C. Circuit vacated several requirements in the CCR regulation which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, on December 2, 2019, the EPA published a proposed rule titled Hazardous and Solid Waste Management System: Disposal of Coal Combustion Residuals From Electric Utilities; A Holistic Approach to Closure Part A: Deadline To Initiate Closure. The proposed regulation would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. Until the EPA has finalized the regulation, management cannot determine if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power continues to be subject to state regulations pertaining to the disposal of coal ash. As a result, Cleco Power has an ARO for the retirement of certain ash disposal facilities. As part of the Cleco Cajun transaction, Cleco recognized $15.3 million of AROs primarily related to the retirement of Cleco Cajun’s ash management areas. All costs

CLECO
CLECO POWER	2019 FORM 10-K

of the CCR rule for Cleco Power are expected to be recovered from its customers in future rates. The actual asset retirement costs related to the CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Cleco will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco will update the ARO balances to reflect these changes in estimates. However, management does not expect any required adjustment to the ARO to have a material effect on the results of operations, financial condition, or cash flows of the Registrants. At December 31, 2019, management’s analysis confirmed that no additional adjustments were needed to update Cleco or Cleco Power’s ARO balance.
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

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
The CERCLA imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. In 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The notice requested that Cleco and Cleco Power, along with many other listed potentially responsible parties (PRP), enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. In 2008 the EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has been made. The EPA issued a Unilateral Administrative Order to two PRPs, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in 2009. The Tier 1 part of the study was completed in June 2012. The tier 2 remedial investigation report, that fish and crawfish from the area should not be eaten, was made public in December 2015. On September 9, 2019, the EPA publicly announced a proposed cleanup strategy for the Superfund Site. Until a final plan is presented by the EPA, management is unable to determine how significant Cleco’s share of the costs associated with a possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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

Electric and Magnetic Fields (EMFs)
The possibility that exposure to EMFs emanating from electric power lines, household appliances, and other electric devices may result in adverse health effects and damage to the environment has been a subject of some public attention. Lawsuits alleging that the presence of electric power transmission and distribution lines has an adverse effect on health and/or property values have arisen in several states. Neither Cleco nor Cleco Power are parties in any lawsuits related to EMFs.

CLECO
CLECO POWER	2019 FORM 10-K

ITEM 1A. RISK FACTORS
The following risk factors could have a material adverse effect on results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

STRUCTURAL RISKS

Holding Company

Cleco Holdings is a holding company and its ability to meet its debt obligations is dependent on the cash generated by its subsidiaries.
Cleco Holdings is a holding company and conducts its operations primarily through its subsidiaries. Accordingly, Cleco Holdings’ ability to meet its debt obligations is largely dependent upon the cash generated by these subsidiaries. Cleco Holdings’ subsidiaries are separate and distinct entities and have no obligations to pay any amounts due on Cleco Holdings’ debt or to make any funds available for such payment. In addition, Cleco Holdings’ subsidiaries’ ability to make dividend payments or other distributions to Cleco Holdings may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Substantially all of Cleco’s consolidated assets are held by either Cleco Power or Cleco Cajun. Cleco Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Holdings were a creditor of any subsidiary, its rights as a creditor would be effectively subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary ranking senior to that held by Cleco Holdings. Cleco Power is subject to regulation by the LPSC. The 2016 Merger Commitments also provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings.

OPERATIONAL RISKS

Cleco Cajun

The success of the Cleco Cajun Transaction depends, in part, on Cleco’s ability to manage the acquired business, realize anticipated benefits, and continue an effective integration process.
On February 4, 2019, Cleco acquired all of the membership interests of South Central Generating upon the closing of the Cleco Cajun Transaction. The success of the Cleco Cajun Transaction will depend, in part, on Cleco’s ability to manage and operate an unregulated business through service to nine electric Louisiana cooperative customers and other wholesale customers. Additionally, the integration process may result in the following challenges, among others:

•	unanticipated challenges integrating financial and accounting, information technology, communications and other systems;

•	potential inconsistencies in procedures, practices, policies, controls, and standards;

•	possible differences in compensation arrangements, management perspectives, and corporate culture; and

•	meeting LPSC commitments relating to the transaction.

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
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power and Cleco Cajun’s pricing zones. Cleco Power and Cleco Cajun are awarded and/or purchase FTR’s in auctions facilitated by MISO. However, insufficient FTR allocations or increased FTR costs due to negative congestion flows may result in an unexpected increase in energy costs to Cleco’s customers. For Cleco Power, if a disallowance of additional fuel costs associated with congestion is ordered by the LPSC resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Future Electricity Sales

Cleco Power’s future electricity sales and corresponding base revenue and cash flows and Cleco Cajun’s future wholesale revenue and cash flows could be negatively affected by adverse macroeconomic conditions.
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
Regulatory and legislative bodies have proposed or introduced requirements and incentives to reduce energy consumption. Conservation and energy efficiency programs are designed to reduce energy demand. Future electricity sales could be impacted by customers switching to alternative sources of energy, such as solar and wind, on-site power generation, and retail customers purchasing less electricity

CLECO
CLECO POWER	2019 FORM 10-K

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
Cleco’s systems, including its financial information, operational, advanced metering, and billing systems, require constant maintenance, monitoring, security patches, modification or configuration of systems, and update and upgrade of systems, which can be costly and increase the risk of errors and malfunction. Any disruptions or deficiencies in existing systems, or disruptions, delays, or deficiencies in the modification, transition to, or implementation of new systems, could result in increased costs, the inability to track or collect revenues and the diversion of management’s and employees’ attention and resources, and could adversely affect the effectiveness of Cleco’s control environment, and/or its ability to accurately or timely file required regulatory reports.
Despite implementation of security and mitigation measures, all of Cleco’s technology systems and those of Cleco’s vendors are vulnerable to inoperability, impaired operations, or failures due to cyber or physical attacks on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s or its vendor’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could have a material adverse effect on the financial conditions, results of operations, or cash flows of the Registrants.
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

Cleco’s Generation, Transmission, and Distribution Facilities

Cleco’s generation facilities are susceptible to unplanned outages, significant maintenance requirements, and interruption of fuel deliveries.
The operation of power generation facilities involves many risks, including breakdown or failure of equipment, fuel supply interruption, and performance below expected levels of output or efficiency. Aging equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to operate at peak efficiency, or to comply with environmental permits. Newer equipment can also be subject to unexpected failures. Accordingly, Cleco may incur more frequent unplanned outages, higher than anticipated operating and maintenance expenditures, higher replacement costs of purchased power, increased fuel costs, MISO related costs, and the loss of potential revenue related to competitive opportunities. The costs of such repairs, maintenance, and purchased power may not be fully recoverable in rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco’s generating facilities are fueled primarily by coal, natural gas, petroleum coke, and lignite. The deliverability of these fuel sources may be constrained due to such factors as higher demand, decreased regional supply, production shortages, weather-related disturbances, railroad constraints, waterway levels, labor strikes, or lack of transportation capacity. If suppliers are unable to deliver the contracted volume of fuel and associated inventories are depleted, Cleco Power may be unable to operate generating units which may cause Cleco Power to operate at higher overall energy costs, which would increase the cost to customers. Cleco Power’s fuel and MISO-procured/settled energy expenses, which are recovered from its customers through the FAC, are subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
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

CLECO
CLECO POWER	2019 FORM 10-K

The construction of, and capital improvements to, power generation and transmission and distribution facilities involve substantial risks. Should construction or capital improvement efforts be significantly more expensive than planned, the financial condition, results of operations, or liquidity of Cleco could be materially affected.
Cleco’s ability to complete construction of, or capital improvements to, power generation and transmission and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, inaccurate cost estimates, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel or material costs, changes in the economy, changes in laws or regulations, including environmental compliance requirements, and other events beyond the control of Cleco may materially affect the schedule and cost of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or Cleco Power may not be able to recover such costs in rates. Furthermore, failure to maintain various levels of generating unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.

Weather Sensitivity

The operating results of Cleco are affected by weather conditions and may fluctuate on a seasonal basis.
Weather conditions directly influence the demand for electricity, particularly with respect to residential customers. In Cleco’s service territory, demand for power typically peaks during the hot summer months. As a result, Cleco’s financial results may fluctuate on a seasonal basis. In addition, Cleco has sold less power and, consequently, earned less income when weather conditions were milder. Unusually mild weather in the future could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
In connection with the 2016 Merger, four actions were filed in the 9th Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. One of the actions filed in Rapides Parish has been dismissed. The remaining three actions in Rapides Parish have been consolidated. The three actions in Orleans Parish have been transferred to Rapides Parish and consolidated with the other litigation in Rapides Parish. The actions were filed against Cleco Corporation and, among others, Cleco Partners, Merger Sub, and members of the Board of Directors of Cleco Corporation. The petitions generally alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the 2016 Merger at a price that allegedly undervalues Cleco, and failing to disclose material information about the 2016 Merger. The petitions also alleged that Cleco Partners, Cleco, and Merger Sub and, in some cases, certain of the investors in Cleco Partners either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses. In September 2016, the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling, and in December 2017, the Louisiana Third Circuit Court of Appeal issued an order reversing and remanding the case back to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. In March 2018, the Louisiana Supreme Court denied the writ. Cleco filed writs of exception of res judicata and no cause of action in the District Court seeking dismissal of the case. On January 14, 2019, the District Court denied the writs. A hearing on plaintiffs’ request for certification of a class was scheduled for August 26, 2019;

CLECO
CLECO POWER	2019 FORM 10-K

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
Certain events, such as an aging workforce without appropriate replacements, lack of equivalent or enhanced skill sets to fulfill future needs, or unavailability of contract resources, may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge, and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the Registrants’ businesses. If the Registrants are unable to successfully attract and retain an appropriately qualified workforce, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.

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
Cleco currently has property, casualty, cybersecurity and liability insurance policies in place to protect its employees, directors, and assets in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles. Insurance coverage may not be available in the future at current costs, on commercially reasonable terms, or at all, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

REGULATORY RISKS

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ business or result in significant additional costs.
Cleco’s business is subject to extensive federal, state, and local energy, environmental, and other laws and regulations. The LPSC regulates Cleco Power’s retail operations and FERC regulates Cleco’s wholesale operations. The construction, planning, and siting of Cleco Power’s power plants and transmission lines are also subject to the jurisdiction of the LPSC and FERC. Additional regulatory authorities have jurisdiction over some of Cleco’s operations and construction projects including the EPA, the U.S. Bureau of Land Management, the U.S. Fish and Wildlife Services, the U.S. Department of Energy, the U.S. Coast Guard, the U.S. Army Corps of Engineers, the U.S. Department of Homeland Security, the Occupational Safety and Health Administration, the U.S. Department of Transportation, the U.S. Department of Agriculture, the U.S. Bureau of Economic Analysis, the Federal Communications Commission, the LDEQ, the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources, the Louisiana Department of Public Safety, the Louisiana Department of Agriculture, the Louisiana Bureau of Economic Analysis, regional water quality boards, and various local regulatory districts.

CLECO
CLECO POWER	2019 FORM 10-K

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
As a result of the 2016 Merger, Cleco Holdings and Cleco Power made the 2016 Merger Commitments to the LPSC including, but not limited to, the extension of Cleco Power’s current FRP for an additional two years, maintaining employee headcount, salaries, and benefits for ten years, and a limitation from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. Additionally, upon approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC including, but not limited to, holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt by 2024; and a $4.0 million annual reduction to Cleco Power’s retail customer rates.
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
Generally, Cleco Power’s cost of fuel used for electric generation and cost of purchased power are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit will be performed at least every other year.
Cleco Power has FAC filings for January 2018 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of fuel costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff, and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting within the Office of Enforcement of FERC initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in an estimated refund of $3.5 million related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting. Management is unable to predict the timing of future audits and whether or not the outcome of such future audits will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2019 FORM 10-K

dispatch of the generating assets owned not only by Cleco, but by all market participants in the MISO South region, and the overall demand and generation availability in the region.
MISO evaluates forced outage rates to assess generating unit capacity for planning reserve margins. If Cleco is subject to a significant amount of forced outages, Cleco may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. For Cleco Power, the costs of such capacity may not be recoverable in its rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Using MISO’s unforced capacity method for determining generating unit capacity, Cleco Power’s fleet provided for 546 MW of capacity in excess of its peak, coincident to MISO’s peak, in 2019.

TCJA

Changes in taxation due to uncertain effects of the TCJA could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The budget reconciliation act commonly referred to as the TCJA was signed into law on December 22, 2017. Proposed rulemakings issued by the IRS subsequent to the TCJA could have a material adverse effect on the results of operations, financial conditions, or cash flows of the Registrants. The Registrants continue to assess the regulatory treatment of the TCJA, which could also have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
On July 10, 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s application for its next FRP, which was filed on June 28, 2019. The anticipated new rates will be effective July 1, 2020. At December 31, 2019, Cleco Power had a regulatory liability of $375.0 million for the portion of the net reduction to ADIT subject to regulatory treatment.

Reliability and CIP Standards Compliance

Cleco is subject to mandatory reliability and CIP standards. Fines and civil penalties are imposed on those who fail to comply with these standards.
NERC serves as the ERO with authority to establish and enforce mandatory reliability and CIP standards, subject to FERC approval, for users of the nation’s transmission system. FERC enforces compliance with these standards. New standards are being developed and existing standards are continuously being modified.
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power and Cleco Cajun separately, which may result in increased capital expenditures and operating expenses. Failure to comply with these standards can result in the imposition of material fines and civil penalties.
The SERC Reliability Corporation Regional Entity conducts a NERC Reliability Standards audit and a NERC CIP audit every three years on Cleco Power and Cleco Cajun separately. Cleco Cajun’s NERC CIP audit occurred in June 2019. The preliminary findings have been received by Cleco Cajun.
Management is unable to predict the final financial outcome of the current Cleco Power NERC Reliability Standards audit, the current Cleco Cajun NERC CIP audit, or any future audits. Management is also unable to predict whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Compliance

Cleco’s costs of compliance with environmental laws and regulations are significant. The costs of compliance with new environmental laws and regulations, as well as the incurrence of incremental environmental liabilities, could be significant to the Registrants.
Cleco is subject to extensive environmental oversight by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations related to air quality, water quality, waste management, natural resources, and health and safety. Cleco also is required to obtain and comply with numerous governmental permits in operating its facilities. Existing environmental laws, regulations, and permits could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to Cleco. As a result, some of Cleco’s EGUs could be rendered uneconomical to maintain or operate and could prompt early retirement of certain generation units. Any legal obligation that would require Cleco to substantially reduce its emissions beyond present levels could require extensive mitigation efforts and could raise uncertainty about the future viability of some fossil fuels as fuel for new and existing EGUs. Cleco will evaluate potential solutions to comply with such regulations and monitor rulemaking and any legal matters impacting the proposed regulations. Cleco may incur significant capital expenditures or additional operating costs to comply with such revisions, reinterpretations, and new requirements. If Cleco were to fail to comply, it could be subject to civil or criminal liabilities and fines or may be forced to shut down or reduce production from its facilities. Cleco cannot predict the timing or the outcome of pending or future legislative and rulemaking proposals.
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
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases or, in

CLECO
CLECO POWER	2019 FORM 10-K

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
Transmission rates that MISO transmission owners may collect are regulated by FERC. On November 21, 2019, FERC voted to adopt new methodology for evaluating base ROE for public utilities under the Federal Power Act. Cleco Power is unable to determine when a binding FERC order will be issued. Any reduction to the ROE component of the transmission rates could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

FINANCIAL RISKS

Controls and Procedures

The Registrants have identified material weaknesses in internal control over financial reporting. If these material weaknesses are not remediated, they could result in material misstatements in the Registrants’ financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9A, “Controls and Procedures,” the Registrants’ identified a material weakness related to the design and operation of certain information technology general controls for information systems that are relevant to the preparation of the Registrants’ financial statements. The Registrants’ also identified a material weakness in the design and operating effectiveness of controls over the completeness and accuracy of billed and unbilled revenue from contracts with customers. As a result of these material weaknesses, management concluded that the Registrants did not maintain effective disclosure controls and procedures as of December 31, 2019.
The Registrants have begun taking steps to remediate the underlying cause of these material weaknesses, but the Registrants cannot assure that the remediation of the material weaknesses will be successful or that additional material weaknesses in internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties encountered in implementation, could result in additional material weaknesses, or could result in material misstatements in the Registrants’ financial statements. These misstatements could result in restatements of the Registrants’ financial statements, failure to meet reporting obligations, or cause stakeholders to lose confidence in reported financial information of the Registrants.

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

Cleco Cajun
Cleco Cajun is exposed to uncertain market prices of electricity, natural gas, coal, and other commodities that can impact costs of fuel supply for generation, generation revenue, cost to serve its contracted wholesale electricity customers, and revenue from these customers. Energy costs and

CLECO
CLECO POWER	2019 FORM 10-K

revenues are also subject to volumetric risk due to fluctuations related to unexpected plant outages and uncertain customer load.

Commodity Hedging and Commercial Transactions

Cleco may enter into fuel supply contracts and/or commercial transactions, including sales to wholesale customers and physical and financial hedges. If these transactions are not managed effectively, they may have a material adverse effect on the liquidity, results of operations, and financial condition of the Registrants.
Cleco may enter into physical or financial transactions during its normal course of business. Cleco may also enter into transactions to hedge its exposure to commodity price risk of all or some of its customer supply agreements, natural gas, solid fuel requirements (coal), power, and other commodities, inclusive of transmission and transportation. Transactions are executed within board approved risk management guidelines, including transactions that qualify as derivatives contracts in accordance with accounting guidance.

The accounting treatment for Cleco Cajun’s hedging activities may increase the volatility in Cleco’s financial results.
Cleco Cajun engages in transactions to economically hedge forward commodity market price risk exposure utilizing both physical and financial commodity purchases and sales commitments. Some of these contracts are accounted for as derivatives, which require Cleco to record the fair value of the commitment on the balance sheet with changes in the fair value of all derivatives reflected within current period earnings. As a result, Cleco is unable to accurately predict the effect that these transactions may have on its results of operations, financial condition, or cash flows.

Counterparty Risk and Guarantees

Cleco is exposed to the risk that counterparties may not meet their performance obligations, which could have a material adverse effect on the operating and financial performance of the Registrants.
Counterparties may fail to perform on their physical or financial obligations. Currently, some master agreements with counterparties contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Cleco, or specifically to Cleco Power or Cleco Cajun. If the counterparties to these arrangements fail to perform, Cleco may enforce and recover the proceeds from the credit support provided; however, in the event of a default, credit support may not always be adequate to cover the related obligations. In such event, Cleco may incur losses in excess of amounts already paid, if any, to the counterparties or due to an adverse replacement cost of the transaction.
The credit commitments of Cleco’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially affect the adequacy of its liquidity sources. In no case would Cleco Power bear any commodity or credit risk of Cleco Cajun.

Cleco may be required to provide credit support to its counterparties, which could have a material adverse effect on the Registrants’ liquidity ratios and liquidity.
Cleco may guarantee the performance of all or some of its commercial transaction obligations and may also be required to provide counterparty credit support to secure all or part of those obligations. Downgrades in Cleco’s credit quality or changes in the market prices of transaction-related energy commodities could increase the collateral required to be on deposit with the counterparty or clearing house. The required credit support or increase in credit support could have a material adverse effect on the Registrants’ liquidity ratios and liquidity.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
Amounts drawn under Cleco’s current debt agreements may bear interest at rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on the Registrants’ financial condition, results of operations, and cash flows.

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 2% during the three years ended December 31, 2019. Under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s future cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

Disruptions in the capital and credit markets may adversely affect the Registrants’ cost of capital and ability to meet liquidity needs or access capital to operate and grow the business.
The Registrants’ business is capital intensive and dependent upon the Registrants’ respective abilities to access capital at

CLECO
CLECO POWER	2019 FORM 10-K

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
Events beyond the Registrants’ control, such as political uncertainty in the U.S. (including the ongoing debates related to the U.S. federal government budget and debt ceiling), volatility and disruption in global capital and credit markets, may create uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. Additionally, upon approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC including, but not limited to, holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt by 2024; and a $4.0 million annual reduction to Cleco Power’s retail customer rates. The Registrants may be unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants’ ability to fund capital expenditures or to service debt, or on the Registrants’ flexibility to react to changing economic and business conditions.

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
The Registrants make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate their obligations to taxing authorities. Tax obligations include income, franchise, property, sales and use, and employment-related taxes. These judgments may include reserves for potential adverse outcomes regarding tax positions that have been taken. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken by the Registrants could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC and structurally subordinated to debt and preferred equity of any of Cleco Power LLC’s subsidiaries.
Some of Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2019, Cleco Power LLC had an aggregate of $1.36 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power LLC is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2019, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2019, Cleco Katrina/Rita had $11.0 million of indebtedness outstanding, net of debt discount and debt expense.

CLECO
CLECO POWER	2019 FORM 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

CLECO POWER
All of Cleco Power’s electric generating stations and electric operating properties are located in Louisiana. Cleco Power considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Generating Stations
As of December 31, 2019, Cleco Power either owned or had an ownership interest in six steam electric generating stations, three combined cycle units, and one gas turbine with a combined nameplate capacity of 3,360 MW, and a combined electric net generating capacity of 3,214 MW. The nameplate capacity is the capacity at the start of commercial operations, and the net generating capacity is the result of capacity tests and operational tests performed during 2019, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power — Power Generation.”

Electric Substations
As of December 31, 2019, Cleco Power owned 86 active transmission substations and 248 active distribution substations.

Electric Lines
As of December 31, 2019, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 561 circuit miles of 230-kV lines; 672 circuit miles of 138 kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,397 circuit miles of 34.5-kV lines and 8,709 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien under Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2019, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

CLECO CAJUN
Cleco Cajun has electric generating stations and electric operating properties located in Louisiana and Texas. Cleco Cajun considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For more information on Cleco Cajun’s generating facilities, see Item 1, “Business — Operations — Cleco Cajun.”

Electric Generating Stations
As of December 31, 2019, Cleco Cajun has ownership interest in 5 electric generating stations which, combined, consist of 14 gas turbine units and 5 steam electric generating units located in Louisiana as well as 4 combined cycle units located in Texas. These generating facilities have a combined rated capacity of 3,555 MW. For more information on Cleco Cajun’s generating facilities, see Item 1, “Business — Operations — Cleco Cajun.”

General Properties
Cleco Cajun owns various properties throughout Louisiana, which include a regional office, telecommunications equipment, and other general-purpose assets.

Title
Cleco Cajun’s assets are owned in fee simple and are not subject to non-ordinary course of business liens or encumbrances.

CLECO
CLECO POWER	2019 FORM 10-K

ITEM 3. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Item 1, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Operational Risks — Litigation,” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Item 1, “Business — Environmental Matters — Air Quality” and Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CLECO
CLECO POWER	2019 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

CLECO HOLDINGS
There is no established public trading market for Cleco Holdings’ membership interests. All of Cleco Holdings’ outstanding membership interests are owned by Cleco Group.
Cleco Holdings’ credit facility requires a total indebtedness of less than or equal to 65% of total capitalization in order to declare dividend payments. Additionally, in accordance with the 2016 Merger Commitments, Cleco Holdings is subjected to certain provisions limiting the amount of distributions that may be paid from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings.
Cleco Holdings made no distributions to Cleco Group during 2019. During 2018 and 2017, Cleco Holdings made $71.4 million and $84.1 million, respectively, of distribution payments to Cleco Group.
Cleco Holdings received $384.9 million of equity contributions in 2019 from Cleco Group. In 2018 and 2017, Cleco Holdings received no equity contributions from Cleco Group.

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
Cleco Power made $20.0 million, $121.4 million, and $135.0 million, of distributions to Cleco Holdings during 2019, 2018, and 2017, respectively.
Cleco Power received no equity contributions from Cleco Holdings in 2019, 2018, and 2017.

ITEM 6. SELECTED FINANCIAL DATA

CLECO
The information set forth in the following table should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

Five-Year Selected Financial Data
	SUCCESSOR				PREDECESSOR
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	FOR THE YEAR ENDED DEC. 31, 2019	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016	FOR THE YEAR ENDED DEC. 31, 2015
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$1,157,774	$1,240,722	$1,184,345	$859,006	$299,283	$1,207,325
Cleco Cajun	491,510	—	—	—	—	—
Other	(9,679)	(9,678)	(8,699)	(6,001)	587	2,077
Total	$1,639,605	$1,231,044	$1,175,646	$853,005	$299,870	$1,209,402
Income (loss) before income taxes	$195,830	$123,819	$145,159	$(46,935)	$(492)	$211,373
Net income (loss)	$152,665	$94,437	$138,080	$(24,113)	$(3,960)	$133,669
Capitalization
Member’s equity/Common shareholders’ equity	46.31%	42.50%	42.50%	42.77%		56.92%
Long-term debt and finance leases (1)	53.69%	57.50%	57.50%	57.23%		43.08%
Member’s equity/Common shareholders’ equity	$2,643,006	$2,124,740	$2,096,357	$2,046,764		$1,674,841
Long-term debt and finance leases (1)	$3,064,679	$2,874,485	$2,836,105	$2,738,571		$1,267,703
Total assets	$7,476,298	$6,436,814	$6,278,382	$6,343,144		$4,323,354
Cash dividends declared per common share	N/A	N/A	N/A	N/A	$0.40	$1.60
(1) Excludes long-term debt and finance leases due within one year. There were no finance lease obligations at December 31, 2017.

CLECO POWER
The information called for by Item 6 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

CLECO
CLECO POWER	2019 FORM 10-K

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

OVERVIEW
Cleco is a regional energy company that, prior to the close of the Cleco Cajun Transaction, conducted substantially all of its business operations through its primary subsidiary, Cleco Power. As a result of the Cleco Cajun Transaction, Cleco now conducts substantially all of its business operations through its two primary subsidiaries:

•
Cleco Power, a regulated electric utility company that owns 10 generating units with a total nameplate capacity of 3,360 MW and serves approximately 288,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi; and

•
Cleco Cajun, an unregulated electric utility company that owns eight generating assets with a rated capacity of 3,555 MW and supplies wholesale power and capacity in Arkansas, Louisiana, and Texas. Upon the closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback.

Cleco Cajun Transaction
Upon completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a new reportable segment and is reflected as such in this Annual Report on Form 10-K. For more information on the Cleco Cajun Transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.” Cleco’s consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, until December 31, 2019.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery and the ROE, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Cleco Power’s current key initiatives are continuing construction on the Bayou Vista to Segura Transmission project; stabilizing the START project; continuing the DSMART project; and maintaining and growing its wholesale and retail business. These and other initiatives are discussed below.

St. Mary Clean Energy Center Project
The St. Mary Clean Energy Center project includes Cleco Power constructing, owning, and operating a 47 net MW generating unit to be fueled by waste heat from Cabot Corporation’s carbon black manufacturing plant in Franklin, Louisiana. The project is expected to generate more than 300,000 MWh of zero additional carbon emitting energy each year. The unit was placed in service in August 2019 with an expected cost of $139.8 million. As of December 31, 2019, Cleco Power had spent $139.4 million on the project. Legal proceedings are pending in connection with the St. Mary Clean Energy Center project. For more information about the ongoing litigation, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Dispute with Saulsbury Industries.”

Terrebonne to Bayou Vista Transmission Project
The Terrebonne to Bayou Vista Transmission project includes the construction of additional transmission interconnection facilities south of Teche Power Station. The project is expected to increase reliability, reduce congestion, and provide hurricane hardening of the 230-kilovolt transmission system for customers in south Louisiana. The project was placed in service in April 2019. Cleco Power’s portion of the joint project with Entergy Louisiana is expected to cost $63.0 million. As of December 31, 2019, Cleco Power had spent $62.7 million on the project, with the remaining costs relating to final clean-up costs and project documentation requirements.

Coughlin Pipeline Project
The Coughlin Pipeline project includes construction of a pipeline directly connecting the Pine Prairie Energy Center to Cleco’s Coughlin Power Station. The project is expected to increase reliability for fuel delivery and mitigate exposure to transportation cost increases. In June 2017, the LPSC approved a regulatory asset to be established upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project until Cleco Power seeks recovery in the new FRP, which is anticipated to be effective July 1, 2020. The project was placed in service in September 2019 with a final cost of $30.7 million. For more information about the regulatory asset, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Other Regulatory Assets (Liabilities), Net.”

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 47 miles of 230kV transmission line, a 230/138kV substation and three substation expansions in south Louisiana. The project is expected to cost approximately $137.0 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. Construction has begun on expansions to existing substations, with the northern phase expected to be completed in the fourth quarter of 2020 and the southern phase expected to be completed in the fourth quarter of 2021. As of December 31, 2019, Cleco Power had spent $10.2 million on the project.

CLECO
CLECO POWER	2019 FORM 10-K

START Project
The START project replaces outdated business department applications with a modern, fully integrated enterprise business application suite. The project’s objectives are to gain efficiencies through consistent, industry-leading work processes and practices; enable better decision making through data transparency across business functions; mitigate risk through knowledge transfer and better process documentation; provide a modernized, flexible platform to support future growth and changing business models; and provide customer-centric focus through technology and flexibility. The project became operational in May 2019. The total estimated project cost is $164.2 million. As of December 31, 2019, Cleco had spent $164.0 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of December 31, 2019, Cleco Power had spent $0.5 million on the project.

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

Comparison of the Years Ended December 31, 2019, and 2018

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue, net	$1,639,605	$1,231,044	$408,561	33.2%
Operating expenses	1,324,711	986,487	(338,224)	(34.3)%
Operating income	314,894	244,557	70,337	28.8%
Interest income	6,090	6,073	17	0.3%
Allowance for equity funds used during construction	15,397	14,159	1,238	8.7%
Other income (expense), net	758	(14,328)	15,086	105.3%
Interest charges	141,309	126,642	(14,667)	(11.6)%
Federal and state income tax expense	43,165	29,382	(13,783)	(46.9)%
Net income	$152,665	$94,437	$58,228	61.7%

Significant factors affecting Cleco’s net income during the year ended December 31, 2019, are described below.

Operating Revenue
Operating revenue, net increased $408.6 million during 2019 as compared to 2018 primarily due to the addition of $375.5 million of electric operations and $117.5 million of other operations revenue at Cleco Cajun. These increases were partially offset by $51.4 million of lower fuel cost recovery revenue at Cleco Power.

Operating Expenses
Operating expenses increased $338.2 million during 2019 as compared to 2018 primarily due to the addition of $400.3 million of Cleco Cajun’s operating expenses, as well as $10.4 million of higher depreciation and amortization expenses and $4.6 million of higher other operations and maintenance expenses at Cleco Power. These increases were partially offset by $51.3 million of lower recoverable fuel and purchased power expenses at Cleco Power.

Other Income (Expense), Net
Other income (expense), net increased $15.1 million during 2019 as compared to 2018 primarily due to $10.3 million for the increase in cash surrender value of certain trust-owned life insurance policies as a result of favorable market conditions at Cleco Holdings and $4.0 million of lower pension non-service costs at Cleco Power.

Interest Charges
Interest charges increased $14.7 million during 2019 as compared to 2018 primarily due to $9.3 million of interest associated with the financing of the Cleco Cajun Transaction and $3.2 million of interest associated with the private placement of senior notes entered into on September 11, 2019, at Cleco Holdings. For more information about the senior notes issued on September 11, 2019, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt — Cleco Debt.”

CLECO
CLECO POWER	2019 FORM 10-K

Income Taxes
Federal and state income tax expense increased $13.8 million during 2019 as compared to 2018 primarily due to the change in pretax income, excluding AFUDC equity. The effective income tax rate for the year ended December 31, 2019, was 22.0% which was different than the federal statutory rate. For more information about the difference in the effective income tax rate and the federal statutory rate, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco.”

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
Over the last five years, Cleco Power has experienced moderate growth in retail non-industrial sales and anticipates the same over the next five years. Cleco Power may experience increases in the retail industrial class in 2020, due to changes in the oil and gas industry. In addition, Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. Cleco Power is pursuing load growth opportunities that include renewal of existing franchises and wholesale contracts as well as adding new wholesale customers and franchises. For more information on other expectations of future energy sales on Cleco Power, see “— Base,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”
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

CLECO
CLECO POWER	2019 FORM 10-K

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation and amortization, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expense, and the costs associated with energy delivery and customer service. Annual maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, maintenance practices, and the effectiveness of their preventive maintenance programs. Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability. Depreciation and amortization expense is primarily affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally include payroll taxes, franchise taxes, and property taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2020 as compared to 2019. These expenses include higher depreciation and amortization expense, higher taxes other than income taxes, higher miscellaneous expense, higher distribution operations expense, higher interest expense, higher generation operations expense, and higher administration and general operations expense, partially offset by lower distribution maintenance expense.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue
Base	$669,091	$678,378	$(9,287)	(1.4)%
Fuel cost recovery	461,837	513,209	(51,372)	(10.0)%
Electric customer credits	(38,516)	(33,195)	(5,321)	(16.0)%
Other operations	72,833	82,330	(9,497)	(11.5)%
Affiliate revenue	3,125	874	2,251	257.6%
Operating revenue, net	1,168,370	1,241,596	(73,226)	(5.9)%
Operating expenses
Recoverable fuel and purchased power	461,877	513,206	51,329	10.0%
Non-recoverable fuel and purchased power	34,648	37,530	2,882	7.7%
Other operations and maintenance	207,164	202,552	(4,612)	(2.3)%
Depreciation and amortization	172,471	162,069	(10,402)	(6.4)%
Taxes other than income taxes	43,742	47,267	3,525	7.5%
Total operating expenses	919,902	962,624	42,722	4.4%
Operating income	248,468	278,972	(30,504)	(10.9)%
Interest income	4,744	5,052	(308)	(6.1)%
Allowance for equity funds used during construction	15,397	14,159	1,238	8.7%
Other expense, net	(3,616)	(8,699)	5,083	58.4%
Interest charges	71,279	71,303	24	—%
Federal and state income tax expense	45,452	55,924	10,472	18.7%
Net income	$148,262	$162,257	$(13,995)	(8.6)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2019	2018	(UNFAVORABLE)
Electric sales
Residential	3,589	3,780	(5.1)%
Commercial	2,772	2,731	1.5%
Industrial	2,027	2,243	(9.6)%
Other retail	129	133	(3.0)%
Total retail	8,517	8,887	(4.2)%
Sales for resale	3,046	2,991	1.8%
Total retail and wholesale customer sales	11,563	11,878	(2.7)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2019	2018	(UNFAVORABLE)
Electric sales
Residential	$297,204	$304,708	(2.5)%
Commercial	198,664	192,781	3.1%
Industrial	84,030	90,291	(6.9)%
Other retail	10,786	10,918	(1.2)%
Storm surcharge	22,132	23,138	(4.3)%
Total retail	612,816	621,836	(1.5)%
Sales for resale	56,275	56,542	(0.5)%
Total base revenue	$669,091	$678,378	(1.4)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2019 CHANGE
	2019	2018	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,178	3,311	2,779	(4.0)%	14.4%
Heating degree-days	1,325	1,470	1,547	(9.9)%	(14.4)%

Significant factors affecting Cleco Power’s net income during the year ended December 31, 2019, are described below.

Base
Base revenue decreased $9.3 million in 2019 as compared to 2018 primarily due to $6.8 million of milder weather and $2.5 million of lower rates. For more information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks Future — Electricity Sales.”

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers

CLECO
CLECO POWER	2019 FORM 10-K

substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during 2019 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Fuel and purchased power expenses may also be impacted by the interruption of the continuous supply of lignite due to adverse weather conditions and other factors that disrupt mining operations and transportation to Dolet Hills Power Station. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s most current fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $5.3 million in 2019 as compared to 2018 primarily related to $3.4 million for the estimated refunds due to Cleco Power’s wholesale transmission customers as a result of the FERC audit and $2.3 million of higher estimated FRP refunds. For more information on the FERC audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — FRP” and “Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — FERC Audit.”

Other Operations Revenue
Other operations revenue decreased $9.5 million in 2019 as compared to 2018 primarily related to $6.8 million of lower net generation revenue as a result of the Teche Unit 3 SSR ending in April 2019 and $2.1 million of lower reconnect fees. For more information on the SSR, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — SSR.”

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $2.9 million in 2019 as compared to 2018 primarily due to lower MISO transmission costs as a result of the Teche Unit 3 SSR ending in April 2019.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $4.6 million during 2019 as compared to 2018 primarily related to $6.9 million of higher outside service expenses, $6.4 million of higher generation operations expenses, and $4.1 million of higher customer service expenses, partially offset by $13.0 million of lower generating station outage maintenance expenses.

Depreciation and Amortization
Depreciation and amortization increased $10.4 million during 2019 as compared to 2018 primarily related to $4.0 million of lower deferrals of corporate franchise taxes to a regulatory asset, $3.8 million of higher normal recurring additions to fixed assets, and $2.7 million of higher amortization of intangible property due to the installation of a new enterprise business applications suite.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $3.5 million in 2019 as compared to 2018 primarily related to lower corporate franchise taxes.

Other Expenses, Net
Other expense, net decreased $5.1 million during 2019 as compared to 2018 primarily related to $4.0 million of lower pension non-service costs and $0.6 million for the change in cash surrender value of life insurance policies.

Income Taxes
Federal and state income taxes decreased $10.5 million during 2019 as compared to 2018 primarily due to $6.2 million for the change in pretax income, excluding AFUDC equity, $3.2 million for flowthrough of state tax benefits, and $2.5 million of adjustment to tax returns as filed. These decreases were partially offset by $1.4 million of miscellaneous tax items. The effective income tax rate for the year ended December 31, 2019, was 23.5% which was different than the federal statutory rate. For more information about the difference in the effective income tax rate and the federal statutory rate, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco Power.”

Cleco Cajun
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2019
Operating revenue
Electric operations	$375,489
Electric customer credits	(1,447)
Other operations	117,468
Affiliate revenue	108
Operating revenue, net	491,618
Operating expenses
Fuel used for electric generation	81,514
Purchased power	177,254
Other operations and maintenance	91,215
Depreciation and amortization	35,544
Taxes other than income taxes	14,785
Total operating expenses	400,312
Operating income	91,306
Interest income	987
Other expense, net	(368)
Interest charges	35
Federal and state income tax expense	22,479
Net income	$69,411

Significant factors affecting Cleco Cajun’s net income from the closing of the Cleco Cajun Transaction on February 4, 2019, through December 31, 2019, are described below.

Operating Revenue
Operating revenue, net of $491.6 million during 2019 primarily consisted of $375.5 million of electric operations revenue from wholesale customers, $57.1 million of lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback, and $47.9 million of transmission revenue from wholesale customers. For more information on the Cottonwood

CLECO
CLECO POWER	2019 FORM 10-K

Sale Leaseback agreement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”

Operating Expense
Operating expenses of $400.3 million during 2019 primarily consisted of $120.5 million of purchased power from MISO, $81.5 million of fuel expenses for generation, $50.3 million of MISO transmission costs, $34.9 million of depreciation on fixed assets, $29.2 million of general and administrative expense, $27.5 million for generating station operations expenses, and $26.5 million of routine generating station maintenance expenses.

Income Taxes
Federal and state income taxes of $22.5 million during 2019 primarily included $19.3 million of tax expense on pretax income at the statutory tax rate and $2.7 million for state taxes. The effective income tax rate for 2019 was 24.5%. The estimated annual effective income tax rate used for 2019 for Cleco Cajun may not be indicative of the full-year income tax rate.

Comparison of the Years Ended December 31, 2018, and 2017

Cleco
	FOR THE YEAR ENEDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue, net	$1,231,044	$1,175,646	$55,398	4.7%
Operating expenses	986,487	910,419	$76,068	8.4%
Operating income	$244,557	$265,227	$(20,670)	(7.8)%
Interest income	6,073	1,424	$4,649	326.5%
Allowance for equity funds used during construction	14,159	8,320	$5,839	70.2%
Other expense, net	(14,328)	(6,899)	$(7,429)	(107.7)%
Interest charges	126,642	122,913	$3,729	3.0%
Federal and state income tax expense	29,382	7,079	$22,303	315.1%
Net income	$94,437	$138,080	$(43,643)	(31.6)%

Operating revenue, net increased $55.4 million during 2018 as compared to the 2017 primarily due to $56.6 million of higher fuel cost recovery revenue at Cleco Power, and $27.7 million higher base revenue at Cleco Power, partially offset by $31.6 million of higher electric customer credits at Cleco Power.
Operating expenses increased $76.1 million during 2018 as compared to 2017 primarily due to $56.7 million of higher recoverable fuel and power purchased expenses at Cleco Power and $14.4 million of expenses associated with the Cleco Cajun Transaction at Cleco Holdings.
Interest income increased $4.6 million during 2018 as compared to 2017 primarily due to $2.7 million of higher interest rates and balances on temporary investments and $1.2 million of interest on a note receivable at Cleco Power.
Allowance for equity funds used during construction increased $5.8 million during 2018 as compared to 2017 primarily due to higher construction costs related to various projects.

Other expense, net increased $7.4 million during 2018 as compared to 2017 primarily due to $6.4 million of change in value of life insurance policies as a result of unfavorable market conditions at Cleco Holdings.
Federal and state income tax expense increased $22.3 million during 2018 as compared to 2017 primarily due to $46.3 million for the absence of adjustments related to the TCJA and $3.7 million for the flowthrough of state tax benefits. The increases were partially offset by $15.2 million for the reduction in the federal statutory tax rate as prescribed by the TCJA and $10.5 million for the change in pretax income, excluding AFDUC equity. The effective income tax rate for the year ended December 31, 2018, was 23.7%. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — TCJA.”
Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2018	2017	VARIANCE	CHANGE
Operating revenue
Base	$678,378	$651,732	$26,646	4.1%
Fuel cost recovery	513,209	456,657	56,552	12.4%
Electric customer credits	(33,195)	(1,566)	(31,629)	*
Other operations	82,330	77,522	4,808	6.2%
Affiliate revenue	874	851	23	2.7%
Operating revenue, net	$1,241,596	$1,185,196	$56,400	4.8%
Operating expenses
Recoverable fuel and purchased power	513,206	456,509	(56,697)	(12.4)%
Non-recoverable fuel and purchased power	37,530	35,750	(1,780)	(5.0)%
Other operations and maintenance	202,552	202,738	186	0.1%
Depreciation and amortization	162,069	158,415	(3,654)	(2.3)%
Taxes other than income taxes	47,267	46,539	(728)	(1.6)%
Total operating expenses	962,624	899,951	(62,673)	(7.0)%
Operating income	$278,972	$285,245	$(6,273)	(2.2)%
Allowance for equity funds used during construction	$14,159	$8,320	$5,839	70.2%
Interest charges	$71,303	$69,362	$(1,941)	(2.8)%
Federal and state income tax expense	$55,924	$67,331	$11,407	16.9%
Net income	$162,257	$150,738	$11,519	7.6%
* Not meaningful

Cleco Power’s net income for 2018 increased $11.5 million compared to 2017 primarily as a result of the following factors:

•	higher base revenue,

•	lower federal and state income tax expense,

•	higher allowance for equity funds used during construction,

•	higher other operations revenue, and

•	higher interest income.

CLECO
CLECO POWER	2019 FORM 10-K

These increases were partially offset by:

•	higher electric customer credits,

•	higher depreciation and amortization, and

•	higher interest charges.

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2018	2017	(UNFAVORABLE)
Electric sales
Residential	3,780	3,526	7.2%
Commercial	2,731	2,650	3.1%
Industrial	2,243	2,078	7.9%
Other retail	133	131	1.5%
Total retail	8,887	8,385	6.0%
Sales for resale	2,991	2,959	1.1%
Total retail and wholesale customer sales	11,878	11,344	4.7%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2018	2017	(UNFAVORABLE)
Electric sales
Residential	$304,708	$286,587	6.3%
Commercial	192,781	188,431	2.3%
Industrial	90,291	87,528	3.2%
Other retail	10,918	10,592	3.1%
Surcharge	23,138	20,965	10.4%
Total retail	621,836	594,103	4.7%
Sales for resale	56,542	57,629	(1.9)%
Total base revenue	$678,378	$651,732	4.1%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by NOAA to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2018 CHANGE
	2018	2017	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,311	3,044	2,779	8.8%	19.1%
Heating degree-days	1,470	1,029	1,546	42.9%	(4.9)%

Base
Base revenue increased $26.6 million in 2018 as compared to 2017 primarily due to $22.6 million of higher usage from warmer summer weather and colder winter weather and $4.1 million due to higher rates.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during 2018 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Fuel and purchased power expenses were also impacted by the interruption of the continuous supply of lignite due to adverse weather conditions and other factors that disrupted mining operations and transportation to Dolet Hills Power Station. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $31.6 million in 2018 as compared to 2017 primarily due to accrued estimated refunds for the tax-related benefits of the TCJA. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — TCJA,” and “Note 13 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue increased $4.8 million in 2018 as compared to 2017 primarily due to $2.3 million of higher revenue from wholesale customers due to the absence of the 2017 customer credits relating to the MISO ROE complaints, $1.6 million of higher net transmission and distribution revenue, and $0.2 million of higher generation revenue from the Teche Unit 3 SSR. The $0.2 million of Teche Unit 3 SSR revenue consisted of $1.8 million higher revenue, partially offset by $1.6 million of expected refunds to MISO as a result of the SSR settlement agreement. For more information on the SSR, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $0.2 million in 2018 as compared to 2017 primarily due to $7.6 million of higher deferrals of production operations and maintenance expenses to a regulatory asset, $7.5 million of lower compensation expense, and the absence of $1.9 million for the write-off of an uncollectible account. These decreases were partially offset by $5.6 million of higher fees for outside services, $3.4 million of higher employee benefits expenses, $2.9 million of higher net generating station outage and routine maintenance expenses, $2.8 million of higher customer service expenses, $1.7 million of higher distribution operations expenses, and $1.5 million of higher generation operations expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $3.7 million in 2018 as compared to 2017 primarily due to $4.2 million of normal recurring additions to fixed assets and $3.8 million of higher amortization of storm damages which is based on collections from customers. These increases were partially

CLECO
CLECO POWER	2019 FORM 10-K

offset by $2.7 million of higher deferrals of corporate franchise taxes to a regulatory asset and $1.4 million of lower amortization of the production operations and maintenance regulatory asset.

Interest Income
Interest income increased $3.8 million in 2018 as compared to 2017 primarily due to $1.7 million of higher interest rates and balances on temporary investments and $1.2 million of interest on a note receivable.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $5.8 million in 2018 as compared to 2017 primarily due to higher construction costs related to the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the START project, the Terrebonne to Bayou Vista Transmission project, and the Bayou Vista to Segura Transmission project.

Interest Charges
Interest charges increased $1.9 million in 2018 as compared to 2017 primarily due to $4.9 million of interest on senior notes issued in December 2017 and March 2018. This increase was partially offset by $2.4 million of higher allowance for borrowed funds used during construction and $1.0 million of lower interest on Cleco Katrina/Rita storm recovery bonds.

Income Taxes
Federal and state income taxes decreased $11.4 million in 2018 as compared to 2017. Tax expense decreased primarily due to $26.9 million related to the reduction in the federal statutory tax rate as prescribed by the TCJA, $2.2 million for the change in pretax income, excluding AFUDC equity, and $1.3 million for adjustments for permanent tax differences. These decreases were partially offset by $14.3 million for the absence of adjustments related to the TCJA and $3.7 million for the flowthrough of state tax benefits. The effective income tax rate is 25.6%, which is different than the federal statutory rate primarily due to permanent tax differences, the flowthrough of benefits associated with AFUDC equity, adjustments for tax returns as filed, tax credits, and state tax expense. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — TCJA” and “Note 13 — Regulation and Rates — TCJA.”

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the revenue and expense items of Cleco Power for the years ended December 31, 2019, and 2018, see “— Results of Operations — Comparison of the Years Ended December 31, 2019, and 2018 — Cleco Power.”
For a narrative analysis of the results of operations explaining the revenue and expense items of Cleco Power for the years ended December 31, 2018, and 2017, see “— Results of Operations — Comparison of the Years Ended December 31, 2018, and 2017 — Cleco Power.”
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
Cleco believes that the following are the most significant critical accounting policies:

•
To determine assets, liabilities, and expenses relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rates, expected return on plan assets, mortality rates, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year-to-year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2019 return on plan assets was 22.17% compared to an expected long-term return of 6.55%. For 2018, the plan assets had a negative return of (7.31)% compared to an expected long-term return of 5.86%. For the calculation of the 2020 periodic expense, Cleco decreased the expected long-term return on plan assets to 5.91%.

Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. As a result of the annual review of assumptions, the pension plan discount rate decreased from 4.35% to 3.43% for the December 31, 2019, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created.

CLECO
CLECO POWER	2019 FORM 10-K

Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants (approximately eight years as of December 31, 2019, for Cleco’s plan) when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(41,744)	$(4,323)
	0.5% decrease	$46,870	$4,775
Salary scale	0.5% increase	$8,428	$1,669
	0.5% decrease	$(7,650)	$(1,510)
Expected return on assets	0.5% increase	$—	$(2,113)
	0.5% decrease	$—	$2,113

Cleco Power made a $12.3 million discretionary contribution to the pension plan in 2019. Cleco Power did not make any required or discretionary contributions to the pension plan in 2018 or 2017. Based on funding assumptions at December 31, 2019, management estimates that $61.8 million in pension contributions will be required through 2024. Cleco expects to make $83.0 million in discretionary contributions during 2020, which would reduce the future required contributions. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year-to-year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions.
For more information on pension and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.”

•
Cleco has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2019, Cleco Power had $152.5 million in regulatory assets, net. As a result of the 2016 Merger, Cleco Holdings recognized regulatory assets. At December 31, 2019, Cleco Holdings had $159.0 million of regulatory assets. Actions by the LPSC could limit the recovery of Cleco’s regulatory assets, causing Cleco to record a loss on some or all of the regulatory assets. If future recovery of costs ceases to be probable, Cleco Holdings could be required to record a loss of its regulatory assets associated with acquisition adjustments. For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” and “Note 6 — Regulatory Assets and Liabilities.”

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

•
Cleco is currently involved in certain legal proceedings and management has estimated the probable costs for the resolution of these claims. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement assumptions. For more information on legal proceedings affecting Cleco, see Part I, Item 1, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Operational Risks — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

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

CLECO
CLECO POWER	2019 FORM 10-K

amortization, and goodwill impairment. For more information on intangible assets and goodwill recorded in connection with the 2016 Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Intangible Assets, Intangible Liabilities, and Goodwill.”

Cleco Power
Cleco Power’s retail rates are regulated by the LPSC. Future rate changes could have a material impact on the results of operations, financial condition, or cash flows of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•
The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2019, the carrying value of Cleco Power’s long-lived assets was $3.58 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•
The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. Cleco Power has FAC filings for January 2018 and thereafter that are subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. For more information on LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2019, and 2018 — Cleco Power — Significant Factors Affecting Cleco Power — Fuel Cost Recovery/Recoverable Fuel and Power Purchased.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2019:

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
Cleco Power and Cleco Cajun participate in the MISO market. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules. For more information about MISO, see “— Regulatory and Other Matters — Transmission Rates.” For more information about credit support, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation — Off-Balance Sheet Commitments and Guarantees.”

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

CLECO
CLECO POWER	2019 FORM 10-K

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reduction in reserve for the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. After various filings and settlement discussions, on July 10, 2019, the LPSC approved for Cleco Power to accrue rate refunds totaling $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund is being credited to customers over 12 months beginning August 1, 2019. At December 31, 2019, Cleco Power had $28.7 million accrued for the estimated tax-related benefits from the TCJA and $2.4 million accrued for the related interest.
Also, on July 10, 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its next FRP, which was filed on June 28, 2019, with anticipated new rates being effective July 1, 2020. At December 31, 2019, Cleco Power had a regulatory liability of $375.0 million for the portion of the net reduction to ADIT subject to regulatory treatment. Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting.”

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

Debt

Cleco
Cleco had no short-term debt outstanding at December 31, 2019, or 2018.

At December 31, 2019, Cleco’s long-term debt and finance leases outstanding was $3.19 billion, of which $126.0 million was due within one year. The long-term debt due within one year at December 31, 2019, primarily represents $63.3 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC, $50.0 million of GO Zone bonds with a mandatory tender in May 2020, and $11.0 million of principal payments for the Cleco Katrina/Rita storm recovery bonds. Long-term debt increased by $295.1 million from December 31, 2018, primarily due to the private placement of $300.0 million aggregate principal amount of senior notes on September 11, 2019, and $30.0 million balance remaining on the $100.0 million bank term loan entered into on February 4, 2019, in connection with the Cleco Cajun Transaction. These increases were partially offset by $20.6 million for scheduled payments made on the Cleco Katrina/Rita storm recovery bonds. For more information on Cleco’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”
Cash and cash equivalents available at December 31, 2019, were $116.3 million combined with $475.0 million available credit facility capacity ($175.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $591.3 million. For more information on the credit facility capacity, see “— Credit Facilities.” Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At December 31, 2019, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting.”
At December 31, 2019, and 2018, Cleco had a working capital surplus of $126.7 million and $185.9 million, respectively. The $59.2 million decrease in working capital is primarily due to:

•
a $104.9 million increase in long-term debt due within one year primarily due to $63.3 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC, $50.0 million of GO Zone bonds with a mandatory tender in May 2020, partially offset by $9.5 million of lower principal payments for the Cleco Katrina/Rita storm recovery bonds due to the bonds maturing in March 2020,

•	a $33.8 million increase in affiliate accounts payable primarily for amounts due to Cleco Group for affiliate settlement of taxes payable,

•	a $14.1 million increase in other current liabilities primarily due to additional liabilities incurred as a result of the Cleco Cajun Transaction,

•
a $10.0 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to the timing of collections at Cleco Power, partially offset by additional deferrals through a fuel surcharge at Cleco Power, and

•	a $6.6 million increase in accounts payable, excluding Cleco Power FTR purchases, primarily due to higher accruals

CLECO
CLECO POWER	2019 FORM 10-K

related to the Cleco Cajun Transaction, partially offset by lower accruals of operating and maintenance expenses and lower capital expenditures as a result of several Cleco Power capital projects being placed in service in 2019.

These decreases in working capital were partially offset by:

•	a $34.7 million decrease in taxes payable primarily due to lower provisions for income taxes and lower corporate franchise taxes,

•	a $33.5 million increase in customer accounts receivable primarily due to the addition of Cleco Cajun receivables, partially offset by credits to Cleco Power’s customers related to the TCJA,

•	a $26.2 million increase in material and supplies inventory primarily due to the addition of inventory at Cleco Cajun,

•	a $11.4 million increase in other current assets primarily due to an indemnification asset at Cleco Cajun as a result of a contingent liability assumed with the Cleco Cajun Transaction,

•	an $8.5 million increase in other accounts receivable primarily due to the addition of Cleco Cajun receivables, and

•	a $6.1 million increase in cash and cash equivalents.

At December 31, 2019, Cleco’s Consolidated Balance Sheets reflected $4.83 billion of total liabilities compared to $4.31 billion at December 31, 2018. The $521.2 million increase in total liabilities during 2019 was primarily due to:

•	an increase in total long-term debt of $295.1 million, as previously discussed,

•	an increase in deferred lease revenue of $49.9 million as a result of the Cleco Cajun Transaction,

•	an increase in accumulated deferred federal and state income taxes, net of $49.0 million,

•
an increase in postretirement benefit obligations of $34.2 million primarily due to lower discount rates, partially offset by a greater return on the fair value of plan assets and a contribution to the plan during 2019,

•	an increase of $33.8 million in affiliate accounts payable primarily for amounts due to Cleco Group for affiliate settlement of taxes payable,

•	an increase in intangible liabilities of $31.9 million as a result of the Cleco Cajun Transaction, and

•	an operating lease liability of $25.8 million as a result of the implementation of new accounting guidance effective January 1, 2019.

These increases in total liabilities were partially offset by a decrease in taxes payable of $34.7 million primarily as a result of lower accruals of federal and state income taxes.

In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings issued $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). On September 11, 2019, Cleco Holdings completed the private placement of $300.0 million aggregate principal amount of its 3.375% senior notes due September 15, 2029. The proceeds from the issuance were used to repay the remaining amounts due under the $300.0 million bridge loan agreement and to repay a portion of the $100.0 million term loan agreement. The senior notes are governed by an indenture entered into between Cleco Holdings and a trustee. The indenture contains certain covenants that restrict Cleco Holdings’ ability to merge, consolidate, transfer, or lease all or substantially all of its assets or create or incur certain liens.

Cleco Holdings (Holding Company Level)
Cleco Holdings had no short-term debt outstanding at December 31, 2019, or 2018.
At December 31, 2019, Cleco Holding’s long-term debt outstanding was $1.67 billion, $63.3 million of which was due within one year. The long-term debt due within one year at December 31, 2019, represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. For Cleco Holdings, long-term debt increased $326.3 million primarily due to the private placement of $300.0 million aggregate principal amount of senior notes on September 11, 2019, and $30.0 million balance remaining on the $100.0 million bank term loan entered into on February 4, 2019, in connection with the Cleco Cajun Transaction.
At December 31, 2019, and 2018, Cleco Holdings had no borrowings outstanding under its $175.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021. Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs.
Cash and cash equivalents available at Cleco Holdings at December 31, 2019, were $15.0 million, combined with $175.0 million credit facility capacity for a total liquidity of $190.0 million.

Cleco Power
There was no short-term debt outstanding at Cleco Power at December 31, 2019, or 2018.
At December 31, 2019, Cleco Power’s long-term debt and finance leases outstanding was $1.39 billion, of which $61.6 million was due within one year. The long-term debt due within one year at December 31, 2019, primarily represents $50.0 million of GO Zone bonds with a mandatory tender in May 2020 and $11.0 million of principal payments for the Cleco Katrina/Rita storm recovery bonds. For Cleco Power, long-term debt decreased $19.9 million from December 31, 2018, primarily due to scheduled payments made on the Cleco Katrina/Rita storm recovery bonds.
On March 2, 2020, Cleco Power completed the repayment of its Cleco Katrina/Rita storm recovery bonds issued in March 2008.
At December 31, 2019, and 2018, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. This credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021. Cleco Power has an uncommitted line of credit that allows up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support its working capital needs.

CLECO
CLECO POWER	2019 FORM 10-K

Cash and cash equivalents available at December 31, 2019, were $55.5 million combined with $300.0 million credit facility capacity for total liquidity of $355.5 million.
At December 31, 2019, and 2018, Cleco Power had a working capital surplus of $33.5 million and $62.3 million, respectively. The $28.8 million decrease in working capital is primarily due to:

•
a $40.5 million increase in long-term debt due within one year primarily due to $50.0 million of GO Zone bonds with a mandatory tender in May 2020, partially offset by $9.5 million of lower principal payments for the Cleco Katrina/Rita storm recovery bonds due to the bonds maturing in March 2020,

•
a $23.2 million decrease in fuel inventory primarily due to lower petroleum coke purchases and lower per unit lignite costs, partially offset by lower lignite usage as a result of the seasonal operations of the Dolet Hills Power Station,

•	a $10.9 million decrease in customer accounts receivable primarily due to credits to customers related to the TCJA,

•	a $10.0 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to the timing of collections, partially offset by additional deferrals through a fuel surcharge,

•	a $6.3 million increase in affiliate accounts payable primarily related to the movement of employees between companies, and

•
a $4.2 million increase in other regulatory liabilities primarily due to over collections of revenue related to the St. Mary Clean Energy Center project due to the delay in the project commencing commercial operations.

These decreases in working capital were partially offset by:

•
a $31.9 million decrease in accounts payable, excluding FTR purchases, primarily due to lower accrual of operating and maintenance expenses and lower capital expenditures as a result of several capital projects being placed in service in 2019,

•	a $23.5 million increase in cash and cash equivalents,

•	an $11.2 million increase in affiliate accounts receivable primarily for amounts due from Cleco Holdings for affiliate settlement of taxes receivable, and

•	a $9.3 million decrease in taxes payable primarily due to lower provisions for income taxes and lower corporate franchise taxes.

At December 31, 2019, Cleco Power’s Consolidated Balance Sheets reflected $2.76 billion of total liabilities compared to $2.75 billion at December 31, 2018. The $8.6 million increase in total liabilities during 2019 was primarily due to:

•	an increase in accumulated deferred federal and state income taxes, net of $27.1 million,

•	an increase in operating lease liability of $25.7 million as a result of the implementation of new accounting guidance effective January 1, 2019, and

•
an increase in postretirement benefit obligations of $23.6 million primarily due to lower discount rates, partially offset by a greater return on the fair value of plan assets and a contribution to the plan during 2019.

These increases in total liabilities were partially offset by:

•
a decrease in accounts payable of $36.2 million primarily due to lower accrual of operating and maintenance expenses and lower capital expenditures as a result of several capital projects being placed in service in 2019 and

•	a decrease in total long-term debt of $20.0 million, as previously discussed.

Credit Facilities
At December 31, 2019, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million and one for Cleco Power, in the amount of $300.0 million, with a maximum aggregate capacity of $475.0 million.
In connection with the Cleco Cajun Transaction, on February 4, 2019, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million. The credit facility includes restrictive financial covenants and expires in 2021. Under covenants contained in Cleco Holdings’ credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2019, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. At December 31, 2019, Cleco Holdings had no borrowings outstanding under its $175.0 million credit facility. If Cleco Holdings’ credit ratings were to be downgraded one level by either agency, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels for its credit facility.
At December 31, 2019, Cleco Power had a $300.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2019, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. At December 31, 2019, Cleco Power had no borrowings outstanding under its $300.0 million credit facility. If Cleco Power’s credit ratings were to be downgraded one level by either agency, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

CLECO
CLECO POWER	2019 FORM 10-K

the three credit rating agencies. At December 31, 2019, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At December 31, 2019, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance.”

Cleco Cash Flows

Net Operating Cash Flow
Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, deferred fuel costs, deferred income taxes, and allowance for equity funds used during construction. Cash provided by operating activities for Cleco may vary year to year primarily as a result of the cash provided by operating activities at Cleco Power and Cleco Cajun. Changes in Cleco Power’s cash provided by operating activities are discussed below. Cleco Cajun’s cash provided by operating activities may vary year to year primarily as a result of changes in wholesale contracts, cost of fuel and purchased power, and costs for generation station operations and maintenance.
Net cash provided by operating activities was $430.1 million and $317.8 million for the years ended December 31, 2019, and 2018, respectively. Net cash provided by operating activities during 2019 increased $112.3 million from 2018 primarily due to:

•	$124.0 million for the addition of Cleco Cajun operations, including receipts of $37.7 million as a result of the Cottonwood Sale Leaseback,

•	higher net fuel and purchased power collections at Cleco Power of $29.7 million primarily due to the timing of collections, and

•	lower payments for fuel purchases of $18.6 million primarily due to lower purchases of petroleum coke at Cleco Power.

These increases were partially offset by:

•	payments for pension plan contributions of $12.3 million at Cleco Power,

•	lower receipts of $8.6 million, primarily due to the timing of receipts of Cleco Power’s joint owners’ portion of generating stations expenditures,

•	lower Cleco Power customer deposits of $7.9 million, and

•	higher interest paid on long-term debt at Cleco Holdings of $6.8 million primarily as a result of additional borrowings to finance the Cleco Cajun Transaction.

Net cash provided by operating activities during 2018 increased $52.4 million from 2017 primarily due to:

•	higher collections from customers of $25.3 million due to lower 2016 Merger credits used in 2018 and the timing of collections of accounts receivables,

•	lower payments for fuel purchases of $23.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	lower payments for affiliate settlements of $18.1 million

•	lower vendor payments of $18.0 million due to timing of property tax payments, and

•	higher receipts of $8.1 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures.

These increases were partially offset by:

•	lower net fuel and power purchase collections of $30.4 million primarily due to timing of collections and

•	higher payments for employee benefits of $8.2 million.

Net Investing Cash Flow
Net cash used in investing activities was $1.12 billion and $288.2 million during the years ended December 31, 2019, and 2018, respectively. Net cash used in investing activities increased $827.2 million primarily due to:

•	payment for the acquisition of all the membership interest in South Central Generating of $962.2 million, partially offset by cash received of $147.2 million and

•	higher additions to property, plant, and equipment, net of AFUDC, of $31.5 million.

These increases were partially offset by the absence of the issuance of a $16.8 million note receivable.

Net cash used in investing activities during 2018 increased $84.6 million from 2017 primarily due to:

•	higher additions to property, plant, and equipment, net of AFUDC, of $48.3 million,

•	the issuance of a $16.8 million note receivable, and

•	the absence of proceeds from the sale of transmission assets of $16.7 million.

Net Financing Cash Flow
Net cash provided by financing activities was $687.8 million for the year ended December 31, 2019. Net cash used in financing activities was $41.7 million for the year ended December 31, 2018. Net cash provided by financing activities during 2019 increased $729.5 million primarily due to:

•	borrowings of $400.0 million related to the financing of the Cleco Cajun Transaction,

•	higher contributions from Cleco Group of $384.9 million,

•	the issuance of $300.0 million in senior notes at Cleco Holdings, and

•	the absence of distributions to Cleco Group of $71.4 million.

CLECO
CLECO POWER	2019 FORM 10-K

These increases were partially offset by:

•	higher repayments of long-term debt of $371.4 million and

•	the absence of the $50.0 million issuance of senior notes in March 2018 at Cleco Power.

Net cash used in financing activities during 2018 increased $62.5 million from 2017 primarily due to lower issuances of senior notes of $75.0 million, partially offset by lower distributions to Cleco Group of $12.7 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, deferred fuel costs, deferred income taxes, and allowance for equity funds used during construction. Cash provided by operating activities for Cleco Power may vary year to year primarily as a result of the impact of rate cases, weather, timing of fuel and purchased power collections, and costs for generation operations and maintenance.
Net cash provided by operating activities was $352.5 million during 2019 and $339.7 million during 2018. Net cash provided by operating activities during 2019 increased $12.8 million from 2018 primarily due to:

•	higher net fuel and power purchase collections of $29.7 million primarily due to the timing of collections,

•	lower payments for fuel purchases of $18.6 million primarily due to lower purchases of petroleum coke, and

•	lower payments for employee benefits of $7.8 million.

These increases in net operating cash were partially offset by:

•	lower payments for affiliate settlements of $23.6 million,

•	payments for pension plan contributions of $12.3 million, and

•	lower receipts for other accounts receivable of $8.6 million, primarily due to the timing of receipts of joint owners’ portion of generating station expenditures.

Net cash provided by operating activities during 2018 increased $52.6 million from 2017 primarily due to:

•	higher collections from customers of $25.3 million due to lower 2016 Merger credits used in 2018 and the timing of collections of accounts receivables,

•	lower payments for fuel purchases of $23.6 million primarily due to lower deliveries of lignite and petroleum coke,

•	lower payments of $18.0 million due to timing of property tax payments,

•	higher receipts of $8.1 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures, and

•	lower payment for affiliate settlements of $5.3 million.

These increases in net operating cash were partially offset by:

•	lower net fuel and power purchase collections of $30.4 million primarily due to timing of collections and

•	higher payments for employee benefits of $6.4 million.

Net Investing Cash Flow
Net cash used in investing activities was $292.3 million during 2019 and $289.0 million during 2018. Net cash used in investing activities during 2019 increased $3.3 million from 2018 primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $23.6 million. This increase was partially offset by the absence of the issuance of a $16.8 million note receivable.
Net cash used in investing activities during 2018 increased $66.8 million from 2017 primarily due to:

•	higher additions to property, plant, and equipment, net of AFUDC, of $48.1 million and

•	the issuance of a $16.8 million note receivable.

Net Financing Cash Flow
Net cash used in financing activities was $41.2 million during 2019 and $91.7 million during 2018. Net cash used in financing activities during 2019 decreased $50.5 million from 2018 primarily due to lower distributions to Cleco Holdings of $101.4 million. This decrease was partially offset by the absence of the $50.0 million issuance of senior notes in March 2018.
Net cash used in financing activities during 2018 increased $61.8 million from 2017 primarily due to lower issuances of senior notes of $75.0 million, partially offset by lower distributions to Cleco Holdings of $13.6 million.

Capital Expenditures
Cleco’s capital expenditures are primarily incurred at Cleco Power and Cleco Cajun. Cleco Power’s capital expenditures relate primarily to assets that may be included in Cleco Power’s rate base and, if considered prudent by the LPSC, can be recovered from its customers. Those assets also earn a rate of return authorized by the LPSC and are subject to the FRP. Such assets primarily consist of improvements to Cleco Power’s distribution system, transmission system, and generating stations as well as hardware and software upgrades. Cleco Cajun’s capital expenditures primarily consist of improvements to Cleco Cajun’s transmission system and generating stations as well as hardware and software upgrades.
During the years ended December 31, 2019, 2018, and 2017, Cleco Power had capital expenditures, excluding AFUDC, of $298.6 million, $275.0 million, $226.9 million, respectively. In 2019, 2018, and 2017, 100% of Cleco Power’s capital expenditure requirements were funded internally.
During the years ended December 31, 2019, 2018, and 2017, other subsidiaries had capital expenditures of $9.8 million, $1.9 million, and $1.7 million, respectively. The higher capital expenditures in 2019 was primarily due to the addition of Cleco Cajun’s capital expenditures.
In 2020 and for the five-year period ending 2024, Cleco and Cleco Power expect to materially fund its capital expenditure requirements with internally generated funds. However, Cleco Power may choose to issue debt in order to achieve its stipulated regulatory capital structure. All

CLECO
CLECO POWER	2019 FORM 10-K

computations of internally funded capital expenditures exclude AFUDC and capitalized interest.
Cleco and Cleco Power’s estimated capital expenditures and debt maturities for 2020 and for the five-year period ending December 31, 2024 are presented in the following tables. All amounts exclude AFUDC and capitalized interest.

Cleco
PROJECT (THOUSANDS)	2020	%	2020-2024%
Environmental	$—	—%	$71,000	5%
New business	50,000	17%	169,000	11%
Transmission reliability	67,000	22%	222,000	15%
Fuel optimization	—	—%	265,000	18%
General (1)	182,000	61%	764,000	51%
Total capital expenditures	$299,000	100%	$1,491,000	100%
Debt payments	11,000		681,000
Total capital expenditures and debt payments	$310,000		$2,172,000
(1)Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.

Cleco Power
PROJECT (THOUSANDS)	2020	%	2020-2024%
Environmental	$—	—%	$45,000	3%
New business	50,000	18%	169,000	13%
Transmission reliability	67,000	25%	222,000	16%
Fuel optimization	—	—%	265,000	19%
General (1)	156,000	57%	672,000	49%
Total capital expenditures	$273,000	100%	$1,373,000	100%
Debt payments	11,000		186,000
Total capital expenditures and debt payments	$284,000		$1,559,000
(1)Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.

Capital expenditures for other subsidiaries, including Cleco Cajun, in 2020 are estimated to total $26.0 million. For the five-year period ending December 31, 2024, capital expenditures for other subsidiaries, including Cleco Cajun, are estimated to total $118.0 million. Cleco expects cash and cash equivalents on hand in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Other Cash Requirements
Cleco Power’s regulated operations and Cleco Cajun unregulated operations are Cleco’s primary sources of internally generated funds. These funds, along with the issuance of additional debt in future years, will be used for general company purposes, capital expenditures, and debt service.

Contractual Obligations
Cleco, in the course of normal business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2019, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2019.

CLECO
CLECO POWER	2019 FORM 10-K

				PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Cleco
Long-term debt (1)	$4,781,024	$141,829	$598,210	$542,643	$3,498,342
Finance lease (2)	34,099	2,612	5,222	5,222	21,043
Operating lease (3)	36,814	4,982	6,730	6,484	18,618
Purchase (4)	209,360	120,978	55,296	18,612	14,474
Other long-term liabilities (5)	18,935	5,738	6,148	5,249	1,800
Postretirement benefits (6)	272,906	9,146	42,517	56,051	165,192
Total Cleco	$5,353,138	$285,285	$714,123	$634,261	$3,719,469
Cleco Power
Long-term debt (1)	$2,354,387	$77,634	$156,857	$277,169	$1,842,727
Finance lease (2)	34,099	2,612	5,222	5,222	21,043
Operating lease (3)	35,679	3,960	6,665	6,436	18,618
Purchase (4)	127,021	50,431	47,857	15,491	13,242
Other long-term liabilities (5)	10,800	1,800	3,600	3,600	1,800
Postretirement benefits (6)	61,800	—	24,100	37,700	—
Total Cleco Power	$2,623,786	$136,437	$244,301	$345,618	$1,897,430

(1) For individual long-term debt maturities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.” For Cleco, the amount above excludes the fair value adjustments related to the 2016 Merger. For Cleco and Cleco Power, the Series A GO Zone bonds with a maturity date of December 2038 but a mandatory tender of May 2020 are included in the column representative of the maturity date. Cleco’s anticipated interest payments related to long-term debt also are included in this category and do not reflect anticipated future refinancing, early redemptions, or debt issuances.
(2) Finance leases are maintained in the ordinary course of Cleco’s business activities, including leases for barges. Cleco’s anticipated interest payments and operating fees related to finance lease obligations are also included in this category. For more information regarding these leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note — Leases — Finance Lease.”
(3) Operating leases are maintained in the ordinary course of Cleco’s business activities. These leases include utility systems, railcars, towboats, office space, operating facilities, and office equipment and have various terms and expiration dates from 1 to 27 years. For more information regarding Cleco’s operating leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Leases.”
(4) Significant purchase obligations for Cleco are:
Fuel Contracts:  To supply a portion of the fuel requirements for Cleco’s generating plants, Cleco has entered into various commitments to obtain and deliver coal, lignite, petroleum coke, and natural gas. Some of these contracts contain provisions for price escalation and minimum purchase commitments. Generally, Cleco Power’s fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. For more information regarding fuel contracts, see Part I, Item 1, “Business — Operations — Cleco Power — Fuel and Purchased Power” and “— Cleco Cajun — Fuel and Purchased Power”
Purchase orders: Cleco has entered into purchase orders in the course of normal business activities.
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

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks and those of Cleco’s vendors due to a physical or cyberattack, or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. In addition, the Cleco Cajun Transaction could increase the risk associated with cybersecurity that could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows including phishing attacks, denial of service attacks, and employee insider attacks. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Digital and Information Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each quarter, management provides cybersecurity updates to Cleco’s Board of Managers. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Operational Risks — Technology and Terrorism Threats” in this Annual Report on Form 10-K.

Regulatory and Other Matters

Inflation
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 2% during the three years ended December 31, 2019. Under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

CLECO
CLECO POWER	2019 FORM 10-K

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
For both 2019 and 2018, retail rates, which includes the retail portion of FAC and EAC revenue, regulated by the LPSC accounted for approximately 86% of Cleco Power’s total base, FAC, and EAC revenue.

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

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the most recent environmental audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

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

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit, until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. Cleco Power received a termination notice, effective April 30, 2019, and filed paperwork to withdraw the filed Attachment Y. For more information on the MISO SSR designation of Teche Unit 3, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — SSR.”

Energy Efficiency
In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power began participating in energy efficiency programs in November 2014. Cleco Power has recovered approximately $3.3 million annually for each of the program years through an approved rate tariff. In January 2018, Cleco began recovering an additional $3.3 million annually for estimated costs related to programs specific to political subdivisions.
In November 2017, the LPSC initiated an audit on the first two program years to consider all program costs. On June 19, 2019, the LPSC approved the audit report and concluded the costs were reasonable and prudent, and eligible for recovery consistent with the energy efficiency rules. On December 17, 2019, the LPSC initiated an audit on program years three and four to consider all program costs. Management is unable to predict or give a reasonable estimate of the outcome of the audit.
Generally utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. In December 2018, Cleco Power filed a letter of intent with the LPSC to recover certain accumulated decrease in revenues, also known as LCFC. On October 21, 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated LCFC revenues until such a time that base rates reset, which is expected in July 2020.

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

Wholesale Rates
The rates Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco’s next triennial market power analysis is expected to be filed during the fourth quarter of 2020.

Transmission Rates
In July 2011, FERC issued Order No. 1000 that reforms the electric transmission planning and cost allocation requirements for public utility transmission providers. The rule builds on the reforms of Order No. 890 and corrects remaining deficiencies with respect to transmission planning processes and cost allocation methods. In 2015, MISO and the Southwest Power Pool made separate filings containing different metrics to meet

CLECO
CLECO POWER	2019 FORM 10-K

specific requirements. A compliance determination for both filings has not been made and no timetable is available for when a determination will be made. Until a determination is made, Cleco is unable to determine if this order will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power and Cleco Cajun’s generation dispatch and transmission operations are integrated with MISO. MISO operates a fully functioning RTO market with two major market processes: the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. Both use market-based mechanisms to manage transmission congestion across the MISO market area. For more information about the risks associated with Cleco’s participation in MISO, see Part I, Item 1A, “Risk Factors — Regulatory Risks — MISO.”
Cleco Power and Cleco Cajun earn transmission revenues pursuant to MISO’s FERC filed tariff. The performance obligation of transmission service is satisfied as service is provided. Revenue is recognized upon delivery of the transmission service. For Cleco Power, revenue from the transmission of electricity is recorded based on a FERC-approved annual formula rate mechanism. This mechanism provides for an annual filing of revenue requirements with rates effective June 1 of each year. For Cleco Cajun, revenue from the transmission of electricity is recorded based on a FERC-approved annual filing rate mechanism effective June 1 of each year. Cleco Cajun charges transmission rates based on its cost to provide transmission services.
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

Transmission, Distribution, and Generation Projects
Cleco Power’s significant ongoing projects include the Bayou Vista to Segura transmission project and the DSMART distribution project. For information on these projects, see “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Cleco Power and Cleco Cajun’s generation dispatch and transmission operations are integrated with MISO. For more information about Cleco Power and Cleco Cajun’s integration into MISO, see “— Transmission Rates.”

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.

A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. On October 17, 2019, Cleco Power’s NERC Reliability Standards audit was completed. The final report was issued on October 31, 2019. Cleco Power expects approval from NERC for the audit report in the second quarter of 2020. The Cleco Cajun NERC Reliability Standards audit occurred during April 2019. There were no violations or areas of concern discovered during the Cleco Cajun audit.
A NERC CIP audit is also conducted every three years. Cleco Power’s next NERC CIP audit is scheduled to begin in the second quarter of 2020. Cleco Cajun’s CIP audit occurred during June 2019. The preliminary findings have been received by Cleco Cajun.
Management is unable to predict the final financial outcome of the current Cleco Power NERC Reliability Standards audit, the current Cleco Cajun CIP audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and Infrastructure Protection Standards Compliance.”

Retail Electric Markets
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the supplier for new customers. The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer. If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier. The LPSC’s review of the “300-foot rule” in Docket No. R-32763 has been ongoing since April 2013. On February 5, 2020, the docket was closed due to no substantive actions in the proceedings since October 2014. Management is unable to predict if this docket will be reopened for reconsideration in the future and cannot determine the impact any potential rulemaking may have on the results of operations, financial condition, or cash flows of Cleco Power. The application of the current rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration or from independent power producers.

IRP
In accordance with the General Order in LPSC Docket No. R-30021, in October 2017, Cleco Power filed a request with the LPSC to initiate an IRP process. In February 2018, Cleco Power filed the data assumptions to be used in its IRP analysis. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. LPSC acknowledgment of a completed IRP process was received with no objections or discussions on January 22, 2020.
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis. The IRP is used as a guide in future decision-making and does not represent firm operational commitments. LPSC

CLECO
CLECO POWER	2019 FORM 10-K

acknowledgment of a completed IRP process does not represent approval of any actions stated in the IRP report.

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP will remain in effect until 2021. Prior to the expiration of the SQP, a new five-year program must be negotiated and submitted to the LPSC for approval. Cleco Power filed its annual SQP monitoring report on April 1, 2019.

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

Credit Risks
When Cleco enters into market risk transactions with counterparties, Cleco may be exposed to risk of financial non-performance. Counterparty credit risk includes the risk of counterparties failing to meet their financial obligations and the cost to Cleco to replace a contract if the counterparty defaults or fails to meet its obligations.
Cleco monitors and manages its credit risk exposure through credit risk management policies and procedures that include:

•	routine reviewing of counterparty credit quality and credit exposure,

•	entering into standard industry master agreements, and

•	exchanging guarantees or forms of cash equivalent collateral for financial assurance as deemed necessary.

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
At December 31, 2019, Cleco Holdings had no debt outstanding under its $175.0 million credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At December 31, 2019, Cleco Holdings had $330.0 million long-term variable rate bank term loans outstanding. One bank term loan has a balance of $300.0 million outstanding, at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 3.325% at December 31, 2019. Another bank term loan has a balance of $30.0 million outstanding, at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 3.425% at December 31, 2019. The weighted average rate for all outstanding term loan debt was 3.33%. Each 1% increase in the interest rate applicable to such debt would result in a decrease in Cleco Holdings’ pretax earnings of $3.3 million.
At December 31, 2019, Cleco Power had no variable-rate debt outstanding. Cleco Power’s borrowing costs under its $300.0 million credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risks
Cleco Power and Cleco Cajun’s financial performance is exposed to changes in market prices inherent in fuel supply, generation, and customer supply activities. Cleco’s Energy

CLECO
CLECO POWER	2019 FORM 10-K

Market Risk Management Policy authorizes hedging commodity price risk with physical or financially settled derivative instruments within approved guidelines and limits of authority. Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
Cleco Power and Cleco Cajun, individually, may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO LMP nodes when serving customer load. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During 2019, Cleco Cajun entered into other commodity derivative contracts including fixed price physical forwards and swap transactions.
The following tables present the fair values of derivative instruments and their respective line items as recorded on
Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2019:

	AT DEC. 31, 2019
(THOUSANDS)	BALANCE SHEET LINE ITEM	CLECO POWER	CLECO
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,311	$6,822
Current	Energy risk management liabilities	586	1,044
Other commodity derivatives
Current	Energy risk management assets	—	201
Current	Energy risk management liabilities	—	3,069
Non-current	Other deferred credits	—	2,304
Commodity-related contracts, net		$5,725	$606

Cleco monitors the Value at Risk (VaR) of its other commodity derivative contracts requiring derivative accounting treatment. Cleco applies a parametric VaR covariance analytical approach within a 5-day holding period at a 95% confidence interval. Cleco’s covariance methodology measures the transaction portfolio volatility accounting for the weighting of net open positions and the relationships of their historical market price volatility. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market price volatilities.
The following table presents the VaR of other commodity derivative contracts for 2019, as well as the VaR at December 31, 2019, based on these assumptions:

		FOR THE YEAR ENDED DEC. 31, 2019
(THOUSANDS)	AT DEC. 31, 2019	HIGH	LOW	AVERAGE
Cleco	$4,907	$5,001	$951	$2,662

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity” and “Note 8 — Fair Value Accounting — Commodity Contracts.”

CLECO
CLECO POWER	2019 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Corporate Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of member's equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 3, 2020

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Operating revenue
Electric operations	$1,496,736	$1,181,907	$1,097,632
Other operations	182,832	82,332	79,580
Gross operating revenue	1,679,568	1,264,239	1,177,212
Electric customer credits	(39,963)	(33,195)	(1,566)
Operating revenue, net	1,639,605	1,231,044	1,175,646
Operating expenses
Fuel used for electric generation	466,831	382,556	339,346
Purchased power	280,991	168,180	152,913
Other operations and maintenance	291,031	197,032	197,608
Depreciation and amortization	216,320	170,414	166,854
Taxes other than income taxes	61,870	48,791	48,546
Merger transaction and commitment costs	7,668	19,514	5,152
Total operating expenses	1,324,711	986,487	910,419
Operating income	314,894	244,557	265,227
Interest income	6,090	6,073	1,424
Allowance for equity funds used during construction	15,397	14,159	8,320
Other income (expense), net	758	(14,328)	(6,899)
Interest charges
Interest charges, net	147,346	131,348	125,200
Allowance for borrowed funds used during construction	(6,037)	(4,706)	(2,287)
Total interest charges	141,309	126,642	122,913
Income before income taxes	195,830	123,819	145,159
Federal and state income tax expense	43,165	29,382	7,079
Net income	$152,665	$94,437	$138,080
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Net income	$152,665	$94,437	$138,080
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $6,808, tax expense of $1,868, and tax benefit of $2,764, respectively)	(19,299)	5,296	(4,421)
Total other comprehensive (loss) income, net of tax	(19,299)	5,296	(4,421)
Comprehensive income, net of tax	$133,366	$99,733	$133,659
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2019	2018
Assets
Current assets
Cash and cash equivalents	$116,292	$110,175
Restricted cash and cash equivalents	11,100	11,241
Customer accounts receivable (less allowance for doubtful accounts of $3,005 in 2019 and $814 in 2018)	83,591	50,043
Other accounts receivable	35,731	27,196
Unbilled revenue	33,207	35,314
Fuel inventory, at average cost	83,061	82,836
Materials and supplies, at average cost	118,858	92,671
Energy risk management assets	7,023	23,355
Accumulated deferred fuel	22,910	20,112
Cash surrender value of company-/trust-owned life insurance policies	86,096	80,391
Prepayments	7,711	7,911
Regulatory assets	19,807	22,461
Other current assets	12,688	1,256
Total current assets	638,075	564,962
Property, plant, and equipment
Property, plant, and equipment	4,982,255	3,728,477
Accumulated depreciation	(454,874)	(303,727)
Net property, plant, and equipment	4,527,381	3,424,750
Construction work in progress	117,630	354,045
Total property, plant, and equipment, net	4,645,011	3,778,795
Equity investment in investee	17,072	18,172
Goodwill	1,490,797	1,490,797
Prepayments	25,949	2,251
Operating lease right of use assets	28,791	—
Restricted cash and cash equivalents	15,203	18,670
Note receivable	15,198	15,829
Regulatory assets	422,431	425,330
Intangible assets	138,103	84,307
Other deferred charges	39,668	37,701
Total assets	$7,476,298	$6,436,814
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2019	2018
Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt and finance leases due within one year	$125,986	$21,128
Accounts payable	158,863	156,589
Accounts payable- affiliate	33,780	—
Customer deposits	58,289	61,736
Provision for rate refund	38,903	35,842
Taxes payable, net	8,931	43,674
Interest accrued	19,001	15,828
Energy risk management liabilities	4,113	468
Regulatory liabilities - other	6,675	2,496
Deferred compensation	12,115	10,753
Other current liabilities	44,683	30,536
Total current liabilities	511,339	379,050
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	657,058	608,030
Postretirement benefit obligations	283,075	249,264
Regulatory liabilities - other	—	2,496
Regulatory liabilities - deferred taxes, net	146,948	155,537
Restricted storm reserve	12,285	15,485
Deferred lease revenue	49,862	—
Intangible liabilities	31,872	—
Asset retirement obligations	23,173	6,881
Operating lease liabilities	25,779	—
Other deferred credits	27,222	20,846
Total long-term liabilities and deferred credits	1,257,274	1,058,539
Long-term debt and finance leases, net	3,064,679	2,874,485
Total liabilities	4,833,292	4,312,074
Commitments and contingencies (Note 15)
Member’s equity	2,643,006	2,124,740
Total liabilities and member’s equity	$7,476,298	$6,436,814
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Operating activities
Net income	$152,665	$94,437	$138,080
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	245,682	187,426	186,326
Provision for doubtful accounts	2,348	797	2,778
Unearned compensation expense	5,409	5,837	3,745
Allowance for equity funds used during construction	(15,397)	(14,159)	(8,320)
Loss on risk management assets and liabilities, net	10,180	—	—
Deferred lease revenue	(8,439)	—	—
Deferred income taxes	40,081	6,543	(41,966)
Deferred fuel costs	11,132	(18,549)	11,909
Cash surrender value of company-/trust-owned life insurance	(5,705)	2,726	(5,892)
Changes in assets and liabilities
Accounts receivable	(9,532)	3,123	(25,584)
Accounts receivable - affiliate	(1,041)	635	(622)
Unbilled revenue	2,107	1,084	(2,129)
Fuel inventory and materials and supplies	18,463	(2,981)	(44,995)
Prepayments	(14,479)	153	2,852
Accounts payable	13,507	18,898	14,705
Accounts payable - affiliate	3,175	—	—
Customer deposits	5,888	13,757	12,381
Provision for merger commitments	(1,848)	(3,273)	(12,971)
Postretirement benefit obligations	(10,981)	4,646	4,884
Regulatory assets and liabilities, net	90	3,032	12,531
Other deferred accounts	(7,147)	(9,748)	(8,380)
Taxes accrued	(3,619)	20,976	23,118
Interest accrued	3,173	1,124	(582)
Deferred compensation	1,316	(1,521)	308
Other operating	(6,909)	2,798	3,252
Net cash provided by operating activities	430,119	317,761	265,428
Investing activities
Additions to property, plant, and equipment	(323,791)	(291,061)	(236,932)
Allowance for equity funds used during construction	15,397	14,159	8,320
Proceeds from sale of property, plant, and equipment	739	995	17,499
Reimbursement for property loss	141	1,375	187
Return of equity investment in investee	1,100	—	500
Return of investment in company-owned life insurance	3,761	—	—
Return of equity investment in tax credit fund	1,625	2,775	7,502
Issuance of note receivable	—	(16,800)	—
Payment to acquire business, net of cash received	(814,969)	—	—
Other investing	574	397	(630)
Net cash used in investing activities	(1,115,423)	(288,160)	(203,554)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019		2018		2017
Financing activities
Draws on credit facilities	108,000		—		179,000
Payments on credit facilities	(108,000)		—		(179,000)
Issuances of long-term debt	700,000		50,000		125,000
Repayments of long-term debt	(390,571)		(19,193)		(17,896)
Payment of financing costs	(5,959)		(791)		(463)
Contribution from member	384,900		—		—
Distributions to member	—		(71,350)		(84,065)
Other financing	(557)		(383)		(1,819)
Net cash provided by (used in) financing activities	687,813		(41,717)		20,757
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	2,509		(12,116)		82,631
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	140,086	(1)	152,202		69,571
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$142,595	(2)	$140,086	(1)	$152,202

Supplementary cash flow information
Interest paid, net of amount capitalized	$130,988		$124,154		$118,009
Income taxes (refunded) paid, net	$(19)		$272		$(6)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$16,124		$56,450		$31,083
Non-cash additions to property, plant, and equipment	$52		$1,224		$3,015
Incurrence of finance lease obligation - barges	$—		$16,800		$—
(1)	Includes cash and cash equivalents of $110,175, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,670.
(2)	Includes cash and cash equivalents of $116,292, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $15,203.
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS/ (ACCUMULATED DEFICIT)	AOCI	TOTAL MEMBER’S EQUITY
Balances,Dec. 31, 2016	$2,069,376	$(24,113)	$1,500	$2,046,763
Distributions to member	—	(84,065)	—	(84,065)
Net income	—	138,080	—	138,080
Other comprehensive loss, net of tax	—	—	(4,421)	(4,421)
Balances, Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
Distributions to member	—	(71,350)	—	(71,350)
Net income	—	94,437	—	94,437
Other comprehensive income, net of tax	—	—	5,296	5,296
Reclassification of effect of tax rate change	—	589	(589)	—
Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
Contributions from member	—	384,900	—	384,900
Net income	—	152,665	—	152,665
Other comprehensive loss, net of tax	—	—	(19,299)	(19,299)
Balances, Dec. 31, 2019	$2,069,376	$591,143	$(17,513)	$2,643,006
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Power LLC and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of member's equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 3, 2020

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Operating revenue
Electric operations	$1,130,928	$1,191,587	$1,108,389
Other operations	72,833	82,330	77,522
Affiliate revenue	3,125	874	851
Gross operating revenue	1,206,886	1,274,791	1,186,762
Electric customer credits	(38,516)	(33,195)	(1,566)
Operating revenue, net	1,168,370	1,241,596	1,185,196
Operating expenses
Fuel used for electric generation	385,317	382,556	339,346
Purchased power	111,208	168,180	152,913
Other operations and maintenance	207,164	202,552	202,738
Depreciation and amortization	172,471	162,069	158,415
Taxes other than income taxes	43,742	47,267	46,539
Total operating expenses	919,902	962,624	899,951
Operating income	248,468	278,972	285,245
Interest income	4,744	5,052	1,283
Allowance for equity funds used during construction	15,397	14,159	8,320
Other expense, net	(3,616)	(8,699)	(7,417)
Interest charges
Interest charges, net	77,316	76,009	71,649
Allowance for borrowed funds used during construction	(6,037)	(4,706)	(2,287)
Total interest charges	71,279	71,303	69,362
Income before income taxes	193,714	218,181	218,069
Federal and state income tax expense	45,452	55,924	67,331
Net income	$148,262	$162,257	$150,738
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Net income	$148,262	$162,257	$150,738
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax benefit of $3,408, tax expense of $968, and tax benefit of $296, respectively)	(9,657)	2,743	(472)
Amortization of interest rate derivatives to earnings (net of tax expense of $90, $90, and $132, respectively)	254	254	211
Total other comprehensive (loss) income, net of tax	(9,403)	2,997	(261)
Comprehensive income, net of tax	$138,859	$165,254	$150,477
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2019	2018
Assets
Utility plant and equipment
Property, plant, and equipment	$5,489,457	$5,015,004
Accumulated depreciation	(1,905,031)	(1,804,563)
Net property, plant, and equipment	3,584,426	3,210,441
Construction work in progress	111,687	351,828
Total utility plant and equipment, net	3,696,113	3,562,269
Current assets
Cash and cash equivalents	55,489	31,987
Restricted cash and cash equivalents	11,100	11,241
Customer accounts receivable (less allowance for doubtful accounts of $3,005 in 2019 and $814 in 2018)	39,165	50,043
Accounts receivable - affiliate	14,481	3,318
Other accounts receivable	24,604	24,523
Unbilled revenue	33,207	35,314
Fuel inventory, at average cost	59,602	82,836
Materials and supplies, at average cost	91,941	92,671
Energy risk management assets	6,311	23,355
Accumulated deferred fuel	22,910	20,112
Cash surrender value of company-owned life insurance policies	17,574	20,497
Prepayments	4,786	6,143
Regulatory assets	10,973	13,603
Other current assets	655	1,162
Total current assets	392,798	416,805
Equity investment in investee	17,072	18,172
Prepayments	2,693	2,251
Operating lease right of use assets	28,633	—
Restricted cash and cash equivalents	14,363	18,649
Note receivable	15,198	15,829
Regulatory assets	272,289	261,569
Intangible asset	517	21,093
Other deferred charges	36,854	32,419
Total assets	$4,476,530	$4,349,056
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2019	2018
Liabilities and member’s equity
Member’s equity	$1,713,392	$1,594,533
Long-term debt and finance leases, net	1,327,372	1,387,774
Total capitalization	3,040,764	2,982,307
Current liabilities
Long-term debt and finance leases due within one year	61,587	21,128
Accounts payable	110,096	146,314
Accounts payable - affiliate	14,123	7,843
Customer deposits	58,289	61,736
Provision for rate refund	38,241	35,842
Taxes payable, net	38,888	48,177
Interest accrued	7,972	8,252
Energy risk management liabilities	586	468
Regulatory liabilities - other	6,675	2,496
Other current liabilities	22,802	22,263
Total current liabilities	359,259	354,519
Commitments and contingencies (Note 15)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	657,834	630,765
Postretirement benefit obligations	206,270	182,721
Regulatory liabilities - other	—	2,496
Regulatory liabilities - deferred taxes, net	146,948	155,537
Restricted storm reserve	12,285	15,485
Asset retirement obligations	7,325	6,881
Operating lease liabilities	25,658	—
Other deferred credits	20,187	18,345
Total long-term liabilities and deferred credits	1,076,507	1,012,230
Total liabilities and member’s equity	$4,476,530	$4,349,056
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Operating activities
Net income	$148,262	$162,257	$150,738
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	178,245	168,248	165,200
Provision for doubtful accounts	2,348	797	2,677
Unearned compensation expense	974	1,873	1,972
Allowance for equity funds used during construction	(15,397)	(14,159)	(8,320)
Deferred income taxes	21,799	(11,545)	(34,191)
Deferred fuel costs	11,132	(18,549)	11,909
Cash surrender value of company-owned life insurance	2,923	(219)	(260)
Changes in assets and liabilities
Accounts receivable	(4,740)	3,967	(25,696)
Accounts receivable - affiliate	728	426	1,865
Unbilled revenue	2,107	1,084	(2,129)
Fuel inventory and materials and supplies	21,121	(2,981)	(44,995)
Prepayments	386	107	2,745
Accounts payable	14,659	22,419	11,005
Accounts payable - affiliate	5,912	(4,700)	1,349
Customer deposits	5,888	13,757	12,381
Provision for merger commitments	(1,848)	(3,273)	(12,971)
Postretirement benefit obligations	(10,078)	4,252	4,849
Regulatory assets and liabilities, net	(1,897)	1,044	10,544
Other deferred accounts	(6,338)	(5,421)	(8,137)
Taxes accrued	(20,881)	16,566	44,101
Interest accrued	(280)	1,169	(59)
Other operating	(2,541)	2,569	2,501
Net cash provided by operating activities	352,484	339,688	287,078
Investing activities
Additions to property, plant, and equipment	(313,962)	(289,153)	(235,252)
Allowance for equity funds used during construction	15,397	14,159	8,320
Proceeds from sale of property, plant, and equipment	739	995	4,078
Reimbursement for property loss	141	1,375	187
Issuance of note receivable	—	(16,800)	—
Return of equity investment in investee	1,100	—	500
Return of investment in company-owned life insurance	3,761	—	—
Other investing	574	397	—
Net cash used in investing activities	(292,250)	(289,027)	(222,167)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2019 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019		2018		2017
Financing activities
Draws on credit facility	33,000		—		106,000
Payments on credit facility	(33,000)		—		(106,000)
Issuances of long-term debt	—		50,000		125,000
Repayments of long-term debt	(20,571)		(19,193)		(17,896)
Distributions to member	(20,000)		(121,400)		(135,000)
Other financing	(588)		(1,148)		(2,013)
Net cash used in financing activities	(41,159)		(91,741)		(29,909)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	19,075		(41,080)		35,002
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	61,877	(1)	102,957		67,955
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$80,952	(2)	$61,877	(1)	$102,957

Supplementary cash flow information
Interest paid, net of amount capitalized	$67,391		$70,357		$65,984
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$14,894		$55,718		$30,883
Non-cash additions to property, plant, and equipment	$52		$1,224		$3,015
Incurrence of finance lease obligation - barges	$—		$16,800		$—
(1)	Includes cash and cash equivalents of $31,987, current restricted cash and cash equivalents of $11,241, and non-current restricted cash and cash equivalents of $18,649.
(2)	Includes cash and cash equivalents of $55,489, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $14,363.
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2016	$1,548,624	$(13,422)	$1,535,202
Distributions to member	(135,000)	—	(135,000)
Net income	150,738	—	150,738
Other comprehensive loss, net of tax	—	(261)	(261)
Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
Distributions to member	(121,400)	—	(121,400)
Net income	162,257	—	162,257
Other comprehensive income, net of tax	—	2,997	2,997
Reclassification of effect of tax rate change	2,496	(2,496)	—
Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
Distributions to member	(20,000)	—	(20,000)
Net income	148,262	—	148,262
Other comprehensive loss, net of tax	—	(9,403)	(9,403)
Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Business Combinations	Cleco
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Jointly Owned Generation Units	Cleco and Cleco Power
Note 8	Fair Value Accounting	Cleco and Cleco Power
Note 9	Debt	Cleco and Cleco Power
Note 10	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 11	Income Taxes	Cleco and Cleco Power
Note 12	Disclosures about Segments	Cleco
Note 13	Regulation and Rates	Cleco and Cleco Power
Note 14	Variable Interest Entities	Cleco and Cleco Power
Note 15	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 16	Affiliate Transactions	Cleco and Cleco Power
Note 17	Intangible Assets, Intangible Liabilities, and Goodwill	Cleco and Cleco Power
Note 18	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 19	Miscellaneous Financial Information (Unaudited)	Cleco and Cleco Power

Notes to the Financial Statements

Note 1 — The Company
Cleco is composed of the following:

•
Cleco Power, a regulated electric utility subsidiary, which owns 10 generating units with a total nameplate capacity of 3,360 MW and serves approximately 288,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity that is consolidated with Cleco Power in its financial statements.

•
Cleco Cajun, an unregulated electric utility subsidiary, which owns eight generating assets with a rated capacity of 3,555 MW and supplies wholesale power and capacity in Arkansas, Louisiana, and Texas. Cleco Cajun owns all of the outstanding membership interest in Cottonwood Energy. Upon the closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”

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

Principles of Consolidation
The accompanying consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Cleco’s consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through December 31, 2019. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill is assessed annually or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. For more information on goodwill, see Note 17 — “Intangible Assets, Intangible Liabilities, and Goodwill.”

Intangible Assets and Liabilities
Intangible assets include Cleco Katrina/Rita’s right to bill and collect storm recovery charges, fair value adjustments for long-term wholesale power supply agreements as well as a fair value adjustment for the valuation of the Cleco trade name. Intangible liabilities also include fair value adjustments for long-term wholesale power supply agreements and a fair value adjustment for the LTSA assumed for maintenance services related to the Cottonwood Plant. The intangible assets and liabilities are being amortized over their estimated useful lives in a manner that best reflects the economic impact derived from such assets and liabilities. Impairment will be tested if there are events or circumstances that indicate that an

CLECO
CLECO POWER	2019 FORM 10-K

impairment analysis should be performed. If such an event or circumstance occurs, intangible impairment testing will be performed prior to goodwill impairment testing. Impairment is calculated as the excess of the asset and liabilities’ respective carrying amounts over their respective fair values. For more information on intangible assets and liabilities, see Note 17 — “Intangible Assets, Intangible Liabilities, and Goodwill.”

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

Regulation
Cleco Power is subject to regulation by FERC and the LPSC. Cleco Cajun is subject to regulation by FERC. Cleco complies with the accounting policies and practices prescribed by its regulatory commissions. Cleco Power’s retail rates are regulated by the LPSC. Cleco and Cleco Cajun’s rates for transmission services are regulated by FERC. Rates for wholesale power sales are based on market-based rates, pending FERC review of Cleco’s generation market power analysis. Cleco Power capitalizes or defers certain costs for recovery from its customers and recognizes a liability for amounts expected to be returned to its customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Pursuant to this regulatory approval, Cleco has recorded regulatory assets and liabilities.
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
For more information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 6 — “Regulatory Assets and Liabilities.”

AROs
Cleco and Cleco Power recognize an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired. These guidelines also require an ARO which is conditional on a future event to be recorded even if the event has not yet occurred.
Cleco and Cleco Power recognize AROs at the present value of the projected liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. The liability is accreted to its present value each accounting period. Cleco Power defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. Concurrent with the recognition of the liability,

Cleco and Cleco Power capitalize these costs to the related property, plant, and equipment asset. These capitalized costs are depreciated over the same period as the related property asset. Cleco Power also defers the current depreciation of the asset retirement cost as a regulatory asset.
As part of the Cleco Cajun Transaction, Cleco recognized $15.3 million of AROs primarily related to the retirement of Cleco Cajun’s ash management areas. At December 31, 2019, management’s analysis confirmed that no additional adjustments were needed to update Cleco or Cleco Power’s ARO balance. For more information on Cleco Power’s current AROs, see Note 6 — “Regulatory Assets and Liabilities — AROs.”

Property, Plant, and Equipment
Property, plant, and equipment consists primarily of utility generation and energy transmission and distribution assets. Assets utilized primarily for retail and wholesale operations and electric transmission and distribution are stated at the cost of construction, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s and Cleco Cajun’s share of the cost to construct or purchase the respective assets. For information on jointly owned assets, see Note 7 — “Jointly Owned Generation Units.”
At the date of the 2016 Merger, Cleco’s gross balance of fixed depreciable assets was adjusted to be net of accumulated depreciation, as no accumulated depreciation existed on such date. Since pushdown accounting was not elected at the Cleco Power level, Cleco Power retained its accumulated depreciation.
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. On August 1, 2019, Cleco and Cleco Power began amortizing the computer software related to the START project. The amounts of unamortized computer software costs on Cleco’s Consolidated Balance Sheets at December 31, 2019, and 2018 were $168.6 million and $7.2 million, respectively. The amounts of unamortized computer software costs on Cleco Power’s Consolidated Balance Sheets at December 31, 2019, and 2018 were $166.2 million and $5.8 million, respectively. Amortization of capitalized computer software costs charged to expense in Cleco and Cleco Power’s Consolidated Statements of Income for the years ending December 31, 2019, 2018, and 2017 is shown in the following tables:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Amortization	$4,917	$2,154	$2,367

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Amortization	$4,321	$1,607	$1,887

Upon retirement or disposition, the cost of Cleco Power and Cleco Cajun’s depreciable plant and the cost of removal,

CLECO
CLECO POWER	2019 FORM 10-K

net of salvage value, are charged to accumulated depreciation. For Cleco’s other subsidiaries, upon disposition or retirement of depreciable assets, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense.
Cleco Cajun’s depreciation on property, plant, and equipment is calculated primarily on a composite basis over the useful lives of the assets. Depreciation on all other property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets. The following table presents the useful lives of depreciable assets for Cleco and Cleco Power:

CATEGORY (YEARS)	CLECO			CLECO POWER
Utility Plants
Generation	6	–	95	10	–	95
Distribution	15	–	50	15	–	50
Transmission	5	–	55	5	–	55
Other utility plant	2	–	45	5	–	45
Other property, plant, and equipment	5	–	45	5	–	45

At December 31, 2019, and 2018, Cleco and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2019	2018
Utility plants
Generation	$2,812,843	$1,949,042
Distribution	1,153,086	1,081,650
Transmission	660,279	519,269
Other utility plant	350,683	174,010
Other property, plant, and equipment	5,364	4,506
Total property, plant, and equipment	4,982,255	3,728,477
Accumulated depreciation	(454,874)	(303,727)
Net property, plant, and equipment	$4,527,381	$3,424,750

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2019	2018
Regulated utility plants
Generation	$2,633,590	$2,476,733
Distribution	1,593,104	1,523,885
Transmission	805,701	731,432
Other utility plant	457,062	282,954
Total property, plant, and equipment	5,489,457	5,015,004
Accumulated depreciation	(1,905,031)	(1,804,563)
Net property, plant, and equipment	$3,584,426	$3,210,441

On February 4, 2019, Cleco acquired $741.2 million of unregulated property, plant, and equipment as a result of the Cleco Cajun Transaction. These assets were recorded at fair market value at the date of the acquisition. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”
During 2019, Cleco Power’s regulated utility property, plant, and equipment increased primarily due to the in-service of the START project, St. Mary Clean Energy Center project, Terrebonne to Bayou Vista Transmission project, Coughlin

Pipeline project, and general installation and rehabilitation of transmission, distribution, and generation assets.

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2019, and 2018, Cleco Power had deferred $1.4 million, for projects that are in the initial stages of development. These amounts are classified as Other deferred charges on Cleco Power’s Consolidated Balance Sheets.

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

Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to its power lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco Power maintains an LPSC-approved funded storm reserve.
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims within certain self-insured limits, Cleco maintains reserves. At December 31, 2019, and 2018, the general liability and workers compensation reserves together were $4.3 million and $4.8 million, respectively.
Additionally, Cleco maintains directors and officers insurance to protect managers from claims which may arise from their decisions and actions taken within the scope of their regular duties.

Cash Equivalents
Cleco considers highly liquid, marketable securities, and other similar instruments with original maturity dates of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions

CLECO
CLECO POWER	2019 FORM 10-K

under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general company purposes.
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
	AT DEC. 31,
(THOUSANDS)	2019	2018
Current
Cleco Katrina/Rita’s storm recovery bonds	$9,632	$9,505
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	268	536
Total current	11,100	11,241
Non-current
Diversified Lands’ mitigation escrow	21	21
Cleco Cajun’s defense fund	719	—
Cleco Cajun’s margin deposits	100	—
Cleco Power’s future storm restoration costs	12,269	15,391
Cleco Power’s charitable contributions	2,094	2,753
Cleco Power’s rate credit escrow	—	505
Total non-current	15,203	18,670
Total restricted cash and cash equivalents	$26,303	$29,911

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2019	2018
Current
Cleco Katrina/Rita’s storm recovery bonds	$9,632	$9,505
Charitable contributions	1,200	1,200
Rate credit escrow	268	536
Total current	11,100	11,241
Non-current
Future storm restoration costs	12,269	15,391
Charitable contributions	2,094	2,753
Rate credit escrow	—	505
Total non-current	14,363	18,649
Total restricted cash and cash equivalents	$25,463	$29,890

Cleco Katrina/Rita has the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash is collected, it is restricted for payment of administration fees, interest, and principal on storm recovery bonds. During 2019, Cleco Katrina/Rita collected $22.2 million net of administration fees and remitted $20.6 million for scheduled storm recovery bond principal payments and $1.5 million for related interest payments.
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
Cleco evaluates for impairments of equity method investments at each balance sheet date to determine if events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2019, 2018, or 2017. For more information on Cleco’s equity investments, see Note 14 — “Variable Interest Entities.”

Income Taxes
Cleco accounts for income taxes under the asset and liability method. Cleco provides for federal and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are classified as non-current on Cleco and Cleco Power’s Consolidated Balance Sheets. Cleco’s income tax expense and related regulatory assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. Cleco Group files a federal income tax return for all wholly owned subsidiaries. Cleco Power computes its federal and state income taxes as if it were a stand-alone taxpayer. The LPSC generally requires Cleco Power to flow the effects of state income taxes to customers. For more information on income taxes, see Note 11 — “Income Taxes.”

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

Revenue and Fuel Costs

Utility Revenue
Revenue from sales of electricity is recognized when the service is provided. The costs of fuel and purchased power used for Cleco Power’s retail customers currently are

CLECO
CLECO POWER	2019 FORM 10-K

recovered from its customers through Cleco Power’s FAC. These costs are subject to audit and final determination by regulators. Excise taxes and pass-through fees collected on the sale of electricity are not recorded in utility revenue.

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

Sales/Excise Taxes
Cleco collects a sales and use tax on the sale of electricity that subsequently is remitted to the state in accordance with state law. These amounts are not recorded as income or expense on Cleco and Cleco Power’s Consolidated Statements of Income but are reflected at gross amounts on Cleco and Cleco Power’s Consolidated Balance Sheets as a receivable until the tax is collected and as a payable until the liability is paid. Cleco currently does not have any excise taxes reflected on its income statement.

Franchise Fees
Cleco Power collects a consumer fee for one of its franchise agreements. This fee is not recorded on Cleco and Cleco Power’s Consolidated Statements of Income as revenue and expense, but is reflected at gross amounts on Cleco and Cleco Power’s Consolidated Balance Sheets as a receivable until it is collected and as a payable until the liability is paid.

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. The composite AFUDC rate, including borrowed and other funds, was 10.71% on a pretax basis (8.37% net of tax) for 2019, 9.58% on a pretax basis (7.08% net of tax) for 2018, and 11.07% on a pretax basis (6.81% net of tax) for 2017.

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes. For more information about fair value levels, see Note 8 — “Fair Value Accounting.”

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
Cleco Cajun entered into other commodity derivative contracts during 2019. Management did not elect to apply hedge accounting to these contracts as allowed under applicable accounting standards. When these contracts are marked-to-market, the resulting unrealized gain or loss is recorded on the income statement as a component of fuel expense. At settlement, realized gains or losses are also recorded on the income statement as a component of fuel expense.
For more information on FTRs and other commodity derivatives, see Note 8 — “Fair Value Accounting — Commodity Contracts.”
Cleco may also enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Accounting for MISO Transactions
Cleco Power and Cleco Cajun participate in MISO’s Energy and Operating Reserve market where sales and purchases are netted hourly. If the hourly activity nets to sales, the result is reported in Electric operations on Cleco and Cleco Power’s Consolidated Statements of Income. If the hourly activity nets to purchases, the result is reported in Purchased power on Cleco and Cleco Power’s Consolidated Statements of Income.

Leases
Cleco accounts for leases in accordance with accounting guidance effective January 1, 2019. For more information on this guidance, see — “Recent Authoritative Guidance.”
Cleco determines if a contract is a lease at its inception. If a contract is determined to be a lease, Cleco recognizes a ROU asset and lease liability at the commencement date based on the present value of lease payments over the lease

CLECO
CLECO POWER	2019 FORM 10-K

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

Note 3 — Business Combinations
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in South Central Generating. This acquisition enabled Cleco to significantly increase the scale of its operations in Louisiana. As a result, Cleco Cajun owns:

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

Cleco Cajun, NRG Energy, and South Central Generating each made customary representations, warranties and covenants in the Cleco Cajun Transaction, which include customary indemnification provisions. Cleco Holdings has agreed to guarantee the obligations of Cleco Cajun, subject to certain limitations. In addition, a lease agreement was executed and delivered between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it no later than May 2025. Upon closing, Cottonwood Energy became a subsidiary of Cleco Cajun.

Regulatory Matters
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the transaction was conditioned upon certain commitments, including holding Cleco Power ratepayers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt by 2024; and a $4.0 million annual reduction to Cleco Power’s retail customer rates. For more information about the debt and rate reduction commitments, see Note 9 — “Debt” and Note 6 — “Regulatory Assets and Liabilities,” respectively.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the LDEQ against Louisiana Generating related to Big Cajun II, Unit 3. Entergy Gulf States,

CLECO
CLECO POWER	2019 FORM 10-K

as co-owner of Big Cajun II, Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy Gulf States will be determined by ongoing litigation and negotiations. South Central Generating estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset, which was included in the purchase price allocation.
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. Management is unable to estimate any potential losses that Cleco Cajun may ultimately be responsible for with respect to any one of these matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses, as of the closing date, associated with matters that existed as of the closing date, including pending litigation.

Accounting for the Cleco Cajun Transaction
As consideration for all of the outstanding membership interest in South Central Generating, Cleco paid cash of approximately $962.2 million, which represents the $1.0 billion acquisition price net of working capital and other adjustments of $37.8 million.
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a bridge loan agreement and $100.0 million under a term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). On September 11, 2019, Cleco Holdings refinanced the remaining amounts due under the $300.0 million bridge loan agreement and a portion of the $100.0 million term loan agreement with the proceeds from the private placement of $300.0 million aggregate principal amount of senior notes. For more information, see Note 9 — “Debt.” Also, in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total capacity of $175.0 million. All other terms remained the same. Also in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
The remaining cash required to finance the transaction consisted of an equity contribution from Cleco Group of $384.9 million and $102.3 million from cash on hand at Cleco Holdings.
Cleco Cajun accounted for the Cleco Cajun Transaction as a business combination, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Cleco made certain measurement period adjustments at June 30, 2019. The following chart presents Cleco’s current purchase price allocation:

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
On the date of the acquisition, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. The fair value of intangible assets of $98.9 million and intangible liabilities of $14.2 million was reflected in the purchase price allocation. The valuation of the acquired intangible assets and liabilities was estimated by applying the income method, which is based upon discounted projected future cash flows associated with the underlying contracts. The power supply agreement intangible assets and liabilities are being amortized to Electric operations on Cleco’s Consolidated Statement of Income over the remaining term of the applicable agreements.
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. The fair value of the LTSA was estimated by applying the income method. An intangible liability of $24.1 million was reflected in the purchase price allocation and is being amortized using the straight-line method over the estimated remaining life of the LTSA of seven years. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Consolidated Balance Sheet.
On the date of the acquisition, the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy was estimated by applying the income method. Deferred lease revenue of $58.3 million was reflected in the purchase price allocation and is being

CLECO
CLECO POWER	2019 FORM 10-K

amortized over the term of the lease agreement. The amortization is included in Other operations revenue on Cleco’s Consolidated Statement of Income.
Valuations were performed to assess the fair value of certain assets acquired and liabilities assumed and were considered preliminary as a result of the short time period between the closing of the acquisition and the end of the first quarter of 2019. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the acquisition as more information becomes available. These final valuations and assessments have been completed by the end of 2019.
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
During the fourth quarter of 2019, Cleco completed its evaluation and determination of the fair value of assets and liabilities acquired in the Cleco Cajun Transaction. No modifications were made to the valuation during the third or fourth quarters of 2019. Consequently, no measurement period adjustments were made.

Pro forma Impact of the Cleco Cajun Transaction
The following table includes the unaudited pro forma financial information reflecting the consolidated results of operations of Cleco as if the Cleco Cajun Transaction had taken place on January 1, 2018. The pro forma net income for the year ended December 31, 2019, was adjusted to exclude nonrecurring transaction-related expenses of $4.7 million. The pro forma net income for the year ended December 31, 2018, includes nonrecurring transaction-related expenses.

The unaudited pro forma financial information presented in the following table is not necessarily indicative of the consolidated results of operations that would have been achieved had the transaction taken place on the dates indicated, or the future consolidated results of operations of the combined companies.

Unaudited Pro Forma Financial Information
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018
Operating revenue, net	$1,660,362	$1,668,022
Net income	$154,898	$170,224

Note 4 — Leases
Cleco maintains operating and finance leases in its ordinary course of business activities.
Effective January 1, 2019, Cleco adopted new guidance which requires organizations to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. A lease is deemed to exist when the right to control the use of identified property, plant, or equipment is conveyed through a contract for a certain period of time and consideration is paid. For more information on how leases are identified and on the new guidance, see Note 2 — “Summary of Significant Accounting Policies — Leases” and “— Recent Authoritative Guidance.”

Operating Leases
Cleco Power leases utility systems from two municipalities and one non-municipal public body. The first municipal lease had a term of 10 years and was set to expire on August 11, 2021. On July 9, 2019, this municipal lease was renewed for an additional term of 10 years and expires on August 11, 2031. The second municipal lease has a term of 10 years and expires on May 13, 2028. The non-municipal lease has a term of 27 years and expires on July 31, 2039. Each utility system lease contains fixed and variable components, as well as provisions for extensions.
Cleco Power has leases for 200 railcars for coal transportation. One lease for 115 railcars expires on March 31, 2021, and the other lease for 85 railcars expires on March 31, 2020. Cleco Cajun has a lease for 135 railcars for coal transportation, which commenced in February 2019 and was a short-term lease with an initial term of 12 months. On January 27, 2020, this lease was renewed and expires on March 31, 2021. This lease renews for additional one-month terms unless Cleco Cajun chooses to terminate. Cleco reassesses its need for the railcars upon the expiration of each term. Cleco pays a monthly rental fee per car. The railcar leases do not contain contingent rent payments.
Cleco Power has leases for three towboats in order to transport petroleum coke to Madison Unit 3. Each of the towboat leases has a term of 10 years and expires on March 31, 2028. Under these agreements, the rates are adjusted annually per the Producer Price Index. Each lease contains provisions for a five-year extension.
Cleco and Cleco Power’s remaining operating leases provide for office and operating facilities, office equipment, and tower rentals.

CLECO
CLECO POWER	2019 FORM 10-K

The following is a schedule by year of future minimum lease payments due under Cleco and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of December 31, 2019:

(THOUSANDS)	CLECO POWER	CLECO
Years ending Dec. 31,
2020	$3,960	$3,994
2021	3,409	3,443
2022	3,256	3,287
2023	3,220	3,249
2024	3,216	3,235
Thereafter	18,618	18,618
Total minimum lease payments	35,679	35,826
Less: amount representing interest	7,086	7,069
Present value of net minimum operating lease payments	$28,593	$28,757
Current liabilities	$2,935	$2,978
Non-current liabilities	$25,658	$25,779

The following table is a summary of expected operating lease payments for Cleco and Cleco Power at December 31, 2018:

(THOUSANDS)	CLECO POWER	CLECO HOLDINGS	TOTAL
Years ending Dec. 31,
2019	$4,030	$120	$4,150
2020	3,890	—	3,890
2021	2,789	—	2,789
2022	1,239	—	1,239
2023	1,214	—	1,214
Thereafter	7,235	—	7,235
Total operating lease payments	$20,397	$120	$20,517

Finance Lease
Prior to September 2017, Cleco Power had an agreement with Savage Services for barges in order to transport petroleum coke and limestone to Madison Unit 3 that met the accounting definition of a finance lease. In September 2017, Cleco Power entered into a new agreement for use of the barges on a month-to-month basis that met the accounting definition of an operating lease. In April 2018, Cleco Power entered into an agreement with Savage Inland Marine for continued use of the 42 barges used to transport petroleum coke through March 2033. The agreement meets the accounting definition of a finance lease.
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
For the years ended December 31, 2019, 2018, and 2017, Cleco Power paid $2.2 million, $2.0 million, and $2.5 million, respectively, in lease payments. For the years ended December 31, 2019, 2018, and 2017, Cleco Power received $1.7 million, $0.5 million, and $0.3 million, respectively, of revenue from subleases.

The following is an analysis of the leased property under the finance lease:

(THOUSANDS)	AT DEC. 31, 2019	AT DEC. 31, 2018
Barges	$16,800	$16,800
Accumulated amortization	(1,960)	(840)
Net finance lease	$14,840	$15,960

The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of December 31, 2019:

(THOUSANDS)
Years ending Dec. 31,
2020	$2,203
2021	2,203
2022	2,203
2023	2,203
2024	2,203
Thereafter	17,675
Total minimum lease payments	28,690
Less: amount representing interest	12,829
Present value of net minimum finance lease payments	$15,861
Current liabilities	$617
Non-current liabilities	$15,244

The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of December 31, 2018:

(THOUSANDS)
Years ending Dec. 31,
2019	$2,611
2020	2,611
2021	2,611
2022	2,611
2023	2,611
Thereafter	23,655
Total minimum lease payments	36,710
Less: executory costs	5,817
Net minimum lease payments	30,893
Less: amount representing interest	14,475
Present value of net minimum lease payments	$16,418
Current liabilities	$557
Non-current liabilities	$15,861

CLECO
CLECO POWER	2019 FORM 10-K

Additional Lessee Disclosures
Cleco and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following tables reflect total lease costs for Cleco and Cleco Power for the year ended December 31, 2019:

Cleco Power
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2019
Finance lease cost
Amortization of ROU assets	$1,120
Interest on lease liabilities	1,646
Operating lease cost	4,303
Variable lease cost	515
Total lease cost	$7,584

Cleco
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2019
Finance lease cost
Amortization of ROU assets	$1,120
Interest on lease liabilities	1,646
Operating lease cost	4,528
Variable lease cost	515
Total lease cost	$7,809

The following tables present additional information related to Cleco and Cleco Power’s operating and finance leases as of and for the year ended December 31, 2019:

		AT DEC. 31, 2019
(THOUSANDS)	BALANCE SHEET LINE ITEM	CLECO POWER	CLECO
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$28,633	$28,791
Finance	Property, plant, and equipment	14,840	14,840
Total ROU assets		$43,473	$43,631
Current lease liabilities
Operating	Other current liabilities	$2,935	$2,978
Finance	Long-term debt and finance leases due within one year	617	617
Non-current lease liabilities
Operating	Operating lease liabilities	25,658	25,779
Finance	Long-term debt and finance leases, net	15,244	15,244
Total lease liabilities		$44,454	$44,618

Cleco Power
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,203
Operating cash flows from finance leases	$1,646
Financing cash flows from finance leases	$557
ROU assets obtained in exchange for new lease liabilities	$15,749

Cleco
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,452
Operating cash flows from finance leases	$1,646
Financing cash flows from finance leases	$557
ROU assets obtained in exchange for new lease liabilities	$15,881

	AT DEC. 31, 2019
(THOUSANDS)	CLECO POWER	CLECO
Other supplemental information
Operating leases
Weighted-average remaining lease term	10.8 years	10.8 years
Weighted-average discount rate	4.31%	4.31%
Finance leases
Weighted-average remaining lease term	13.3 years	13.3 years
Weighted-average discount rate	10.18%	10.18%

Lessor Agreements
Upon the closing of the Cleco Cajun Transaction, Cleco assumed two lessor contracts leasing land to farmers for a term of one year. Both of these lessor contracts are classified as operating leases. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”

Cottonwood Sale Leaseback Agreement
Upon closing the Cleco Cajun Transaction, the Cottonwood Sale Leaseback was executed. Under the terms of the lease, NRG Energy will operate the Cottonwood Plant, incur all costs, and receive all revenues from the operations of the plant. Cottonwood Energy will receive fixed lease payments of $40.0 million per year and variable lease payments for LTSA costs and property taxes paid by NRG Energy on behalf of Cleco. Cleco may terminate the lease contract under specific circumstances stated in the lease contract. The residual value under the Cottonwood Sale Leaseback is expected to be recovered through sales of power generation from the plant. The residual value of the Cottonwood Plant has been determined using the plant’s estimated economic life.
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the year ended December 31, 2019, was as follows:

(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2019
Fixed payments	$36,667
Variable payments	20,415
Amortization of deferred lease liability(1)	8,438
Total lease income	$65,520
(1) The deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

CLECO
CLECO POWER	2019 FORM 10-K

The remaining minimum lease payments to be received under the Cottonwood Sale Leaseback are as follows:

(THOUSANDS)
Years ending Dec. 31,
2020	$40,000
2021	40,000
2022	40,000
2023	40,000
2024	40,000
Thereafter	16,667
Total payments	$216,667

Depreciation expense associated with Cleco’s property under the Cottonwood Sale Leaseback for the year ended December 31, 2019, was $22.7 million. Cleco calculated depreciation on a straight-line basis over the useful life of the asset. Property associated with the Cottonwood Sale Leaseback was as follows:

(THOUSANDS)	AT DEC. 31, 2019
Property, plant, and equipment	$540,409
Accumulated depreciation	(22,741)
Net property, plant, and equipment	$517,668

Note 5 — Revenue Recognition

Revenue from Contracts with Customers

Retail Utility Revenue
Cleco’s retail revenue from contracts with customers is generated primarily from Cleco Power’s regulated revenue from residential, commercial, and industrial customers. Cleco Power recognizes retail revenue from these contracts as a series, and progress towards satisfaction of the performance obligation is measured using an output method based on kWh delivered. Accordingly, revenue from electricity sales is recognized as energy is delivered to the customer. Cleco Power bills retail customers, based on rates regulated by the LPSC, on a monthly basis with payments generally due within 20 days of the invoice date.
Included in Cleco Power’s retail revenue is unbilled electric revenue, which represents the amount customers will be billed for services rendered from the last meter reading to the end of the respective accounting period. Cleco Power uses actual customer energy consumption data available from AMI to calculate unbilled revenue. Also included in Cleco Power’s retail revenue is electric customer credits, which primarily represents the accrued estimated refunds to Cleco Power’s retail customers for the tax related benefits of the TCJA.

Wholesale Revenue
Cleco’s wholesale revenue is generated primarily through the sale of energy and capacity to cooperatives, municipalities, and the MISO transmission provider. Cleco also enters into transactions through MISO for spot energy sales which are transacted in the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market. The electricity revenue performance obligations, representing both energy and capacity, are satisfied as a series of performance obligations, and progress towards satisfaction of the performance obligations are measured using an output method. The energy performance obligation measure of progress is based on kWh delivered. The capacity performance obligation measure of progress is based on time elapsed and is recognized each month as Cleco’s generating units stand ready to deliver electricity to the customer. Cleco recognizes wholesale revenue, inclusive of both performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice. Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers market based rates that are subject to FERC’s triennial market power analysis.

Transmission Revenue
Cleco Power and Cleco Cajun earn transmission revenues pursuant to MISO’s FERC filed tariff. The performance obligation of transmission service is satisfied as service is provided. Revenue is recognized upon delivery of the transmission service. For Cleco Power, revenue from the transmission of electricity is recorded based on a FERC-approved annual formula rate mechanism. This mechanism provides for an annual filing of revenue requirements with rates effective June 1 of each year. For Cleco Cajun, revenue from the transmission of electricity is recorded based on a FERC-approved annual filing rate mechanism effective June 1 of each year. Cleco Cajun charges transmission rates based on its cost to provide transmission services.

Other Revenue
Other revenue from contracts with customers, which is not a significant source of Cleco’s revenue, includes Cleco Power’s Teche Unit 3 SSR revenue and miscellaneous fees. The performance obligation under these contracts is satisfied and revenue is recognized as control of the products is delivered or services are rendered.

Revenue Unrelated to Contracts with Customers
Cleco’s energy-related transactions with the following characteristics qualify as derivative contracts and are recorded pursuant to derivatives and hedging accounting guidance: a) their value is based on the notional amount or payment provisions of an underlying asset; b) they require no or a diminutive initial net investment; and c) their terms require or permit net settlement.
Cleco Cajun’s other revenue includes fixed lease payments and certain variable payments for costs paid by NRG Energy on behalf of Cleco. For more information on the Cottonwood lease agreement, see Note 4 — “Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”

Disaggregated Revenue
Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a new reportable segment. For more information on the transaction, see Note 3 — “Business Combinations.”

CLECO
CLECO POWER	2019 FORM 10-K

Operating revenue, net for the year ended December 31, 2019, and 2018, was as follows:

	FOR THE YEAR ENDED DEC. 31, 2019
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$415,242		$—		$—		$—	$415,242
Commercial (1)	289,197		—		—		—	289,197
Industrial (1)	149,711		—		—		—	149,711
Other retail (1)	15,046		—		—		—	15,046
Surcharge	22,132		—		—		—	22,132
Electric customer credits	(35,880)		—		—		—	(35,880)
Total retail revenue	855,448		—		—		—	855,448
Wholesale, net	226,978	(1)	374,635	(2)	(9,680)	(3)	(1)	591,932
Transmission, net	50,874	(4)	51,315	(5)	—		(7,471)	94,718
Other	19,324	(6)	—		2		—	19,326
Affiliate (7)	3,125		108		109,067		(112,300)	—
Total revenue from contracts with customers	1,155,749		426,058		99,389		(119,772)	1,561,424
Revenue unrelated to contracts with customers
Other	12,621	(8)	65,560	(9)	—		—	78,181
Total revenue unrelated to contracts with customers	12,621		65,560		—		—	78,181
Operating revenue, net	$1,168,370		$491,618		$99,389		$(119,772)	$1,639,605
(1) Includes fuel recovery revenue.
(2) Includes $0.8 million of electric customer credits.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes $2.6 million of electric customer credits.
(5) Includes $0.7 million of electric customer credits.
(6) Includes $16.1 million of other miscellaneous fee revenue and $3.2 million of Teche Unit 3 SSR revenue.
(7) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(8) Includes realized gains associated with FTRs of $12.4 million and LCFC revenue of $0.2 million.
(9) Includes $57.1 million in lease revenue related to the Cottonwood Sale Leaseback and $8.4 million of deferred lease revenue amortization.

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
(5) Includes realized gains associated with FTRs of $39.3 million and LCFC revenue of $2.6 million.

Cleco and Cleco Power have unsatisfied performance obligations with durations ranging between 1 and 15 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. Cleco and Cleco Power have elected to not disclose the value of unsatisfied variable performance obligations as part of their application of the right to invoice practical expedient. At December 31, 2019, Cleco and Cleco Power had $30.8 million of unsatisfied performance obligations that will be recognized as revenue over the term of the contracts as the stand-ready obligation to provide energy is provided.

Note 6 — Regulatory Assets and Liabilities
Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory

CLECO
CLECO POWER	2019 FORM 10-K

approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance of regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
	AT DEC. 31,		REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	2019	2018
Regulatory assets (liabilities)
Deferred taxes, net	(146,948)	(155,537)	*
Mining costs	—	1,274	—
Interest costs	3,958	4,208	*
AROs	3,668	3,099	*
Postretirement costs	151,543	140,245	*
Tree trimming costs	11,341	9,069	*
Training costs	6,241	6,396	40
Surcredits, net (1)	145	289	*
AMI deferred revenue requirement	3,136	3,681	6
Emergency declarations	1,349	2,980	*
Production operations and maintenance expenses	7,985	12,245	*
AFUDC equity gross-up (1)	72,766	71,952	*
Acadia Unit 1 acquisition costs	2,124	2,230	20
Financing costs	7,554	7,923	*
Coughlin transaction costs	906	938	29.5
Corporate franchise tax, net	(1,145)	1,416	*
Non-service cost of postretirement benefits	6,739	4,629	*
Energy efficiency	2,820	2,585	*
Accumulated deferred fuel	22,910	20,112	*
Other, net	(4,543)	(4,979)	*
Total regulatory assets, net	$152,549	$134,755
(1)Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2019, and 2018, respectively. All other assets are earning a return on investment.
* For information related to the remaining recovery periods, refer to the following disclosures for each specific regulatory asset.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	AT DEC. 31,
(THOUSANDS)	2019	2018
Total Cleco Power regulatory assets, net	$152,549	$134,755
2016 Merger adjustments (1)
Fair value of long-term debt	127,977	138,701
Postretirement costs	17,399	19,387
Financing costs	7,935	8,279
Debt issuance costs	5,665	6,252
Total Cleco regulatory assets, net	$311,525	$307,374
(1)Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Income Taxes
The regulatory assets and liabilities recorded for deferred income taxes represent the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid. The amounts deferred are attributable to differences between book and tax recovery periods. In 2017, the President signed the TCJA. Changes in the IRC, as amended, from the TCJA, had a material impact on the Registrants’ financial statements in 2017. Tax effects of changes in tax laws must be recognized in the period in which the law is enacted. Also, deferred tax assets and liabilities must be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. In 2017, Cleco and Cleco Power made an estimate for the remeasurement of ADIT based upon the new tax rate, which resulted in a provisional regulatory liability of $348.6 million. During the fourth quarter of 2018, Cleco Power recorded the final remeasurements, which resulted in an additional regulatory liability of $26.4 million for a total of $375.0 million at December 31, 2018. No additional regulatory liability was accrued at December 31, 2019. For more information on the status of the TCJA regulatory liability, see Note 13 — “Regulation and Rates — TCJA.”

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
In 2006, Cleco Power recognized that there was a possibility it may not recover all or part of the lignite mining costs it had deferred and sought relief from the LPSC. In 2007, the LPSC approved a settlement agreement between Cleco Power, SWEPCO, and the LPSC Staff authorizing Cleco Power to recover the existing deferred mining cost balance, including interest, over 11.5 years. In connection with its 2009 approval of the Oxbow Lignite Mine acquisition, the LPSC agreed to discontinue benchmarking and the corresponding potential to defer future lignite mining costs while preserving the previously authorized recovery of the legacy deferred fuel balance. At June 30, 2019, Cleco Power had fully recovered the existing deferred mining costs, plus interest.

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

CLECO
CLECO POWER	2019 FORM 10-K

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately eight years as of December 31, 2019, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 10 — “Pension Plan and Employee Benefits.”

Tree Trimming Costs
In October 2016, the LPSC approved Cleco Power to defer and recover through its base rates tree trimming costs. The LPSC authorized a deferral up to $10.9 million, excluding debt carrying costs. Cleco Power is currently collecting deferred tree trimming costs through its base rates and expects to be fully amortized by 2026.

Training Costs
In 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for training costs associated with existing processes and technology for new employees at Madison Unit 3. Recovery of these expenditures was approved by the LPSC in 2009. In 2010, Cleco Power began amortizing the regulatory asset over a 50-year period.

Surcredits, Net
Cleco Power has recorded surcredits as the result of a settlement with the LPSC that addressed, among other things, the recovery of the storm damages related to hurricanes and uncertain tax positions. In the settlement, Cleco Power was required to implement surcredits to provide ratepayers with the economic benefit of the carrying charges of certain ADIT liabilities at a rate of return which was set by the LPSC. The settlement, through a true-up mechanism, allows the surcredits to be adjusted to reflect the actual tax deductions allowed by the IRS.
Cleco Power recorded a true-up to the surcredits to reflect the actual tax deductions allowed by the IRS for storm damages and uncertain tax positions. As a result of the true-ups, Cleco Power recorded a regulatory asset that represents excess surcredits refunded to customers that were collected from ratepayers and amortized over a four-year period, through June 2018. Cleco Power began collecting the balance as part of the July 1, 2019, FRP rate adjustment.

AMI Deferred Revenue Requirement
In February 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer the estimated revenue requirements for the AMI project as a regulatory asset. In June 2014, the LPSC approved Cleco Power’s recovery of the AMI regulatory asset over the average life of the AMI meters, or 11 years. In July 2014, Cleco Power began recovering the AMI deferred revenue requirement.

Emergency Declarations
In August 2016, the LPSC issued emergency declaration executive orders following flooding events in south Louisiana which prohibited public utilities from disconnecting or charging late fees to customers for non-payment in affected parishes. In January 2017, the LPSC issued an order that terminated the executive orders effective March 1, 2017, and allowed public utilities to formally petition the LPSC to recover lost revenues as a result of the executive orders. In July 2017, Cleco Power began recovering lost revenues associated with the flooding events and expects the regulatory assets to be fully amortized by June 2021.

Production Operations and Maintenance Expenses
Annually, Cleco Power is allowed to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $45.0 million, adjusted annually for a growth factor (deferral threshold). The amount of the regulatory asset is capped at $23.0 million. The LPSC allows Cleco Power to recover the amount deferred in any calendar year over the following three-year regulatory period, beginning on July 1, when the annual rates are set. Cleco Power had no deferral in 2019. In December 2018, Cleco Power deferred $8.0 million as a regulatory asset.

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

Corporate Franchise Tax, Net
As part of the FRP extension approved by the LPSC in June 2014, Cleco Power was authorized to recover through a rider

CLECO
CLECO POWER	2019 FORM 10-K

the retail portion of state corporate franchise taxes paid. The retail portion of state corporate franchise taxes paid each year will be recovered over 12 months beginning July 1 of the following year.

Non-service Cost of Postretirement Benefits
On January 1, 2018, FASB’s amended guidance related to defined benefit pension and other postretirement plans became effective. The amendment allows only the service cost component of net benefit cost to be eligible for capitalization within property, plant, and equipment. Beginning January 1, 2018, Cleco Power’s non-service cost previously eligible for capitalization into property, plant, and equipment are being deferred to a regulatory asset and will be amortized over the estimated lives of the respective assets.

Energy Efficiency
In December 2018, Cleco Power filed a letter of intent with the LPSC to recover the under recovery of the accumulated decrease in revenues, also known as the LCFC, associated with the energy efficiency program for years 2014 through 2018 to be recovered over a four-year period. Cleco Power began collecting the accumulated LCFC revenues in Cleco Power’s energy efficiency rates effective March 1, 2019. On October 21, 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated LCFC revenues.

Other Regulatory Assets (Liabilities), Net
At December 31, 2019, Other, net consisted of a $4.7 million regulatory liability for over collections related to the St. Mary Clean Energy project and a $0.8 million regulatory liability for an LPSC Cleco Cajun Transaction commitment. These regulatory liabilities were offset by a $1.0 million regulatory asset for the Coughlin Pipeline revenue requirement.
On July 1, 2018, Cleco Power began collecting the revenue requirement related to the St. Mary Clean Energy Center project based on an expected commercial operation date in the third quarter of 2018. The project was commercially operational in August 2019. Cleco Power recorded a regulatory liability for the over collections due to the delay of the commercial operations. On July 1, 2019, Cleco Power’s rates were adjusted by the amount of the over-collection and Cleco Power began amortizing the regulatory asset over 12 months.
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the Cleco Cajun Transaction was conditioned upon certain commitments, including a $4.0 million annual reduction to Cleco Power’s retail customer rates. For the period from February 4, 2019, to June 30, 2019, Cleco Power recorded a regulatory liability for the annual reduction until the July 1, 2019 FRP rate adjustment reflected the annual savings. Also on July 1, 2019, Cleco Power began amortizing the regulatory liability over 12 months.
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

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. The difference between fuel and purchased power revenues collected from retail and wholesale customers and the current fuel and purchased power costs is generally recorded as Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheet. For 2019, approximately 76% of Cleco Power’s total fuel cost was regulated by the LPSC.

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

Note 7 — Jointly Owned Generation Units
Cleco Power and Cleco Cajun operate electric generation units that are jointly owned with other utilities. The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units. Cleco Power and Cleco Cajun are responsible for their own share of the direct expenses of their respective jointly owned generation units. Cleco Power’s share of expenses is included in the operating expenses on Cleco and Cleco Power’s Consolidated Statements of Income. Cleco Cajun’s share of expenses is included in the operating expenses on Cleco’s Consolidated Statement of Income.

CLECO
CLECO POWER	2019 FORM 10-K

At December 31, 2019, the investment in and accumulated depreciation for each generating unit on Cleco and Cleco Power’s Consolidated Balance Sheets were as follows:

Cleco
			AT DEC. 31, 2019
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2		DOLET HILLS		BAYOU COVE		BIG CAJUN II - UNIT 3		TOTAL
Utility plant in service	$72,840		$179,909		$42,438		$33,291		$328,478
Accumulated depreciation	$7,690		$22,159		$2,090		$2,163		$34,102
Construction work in progress	$539		$5,435		$—		$329		$6,303
Ownership interest percentage	30%		50%		75%		58%
Capacity (MW)	523	(1)	650	(1)	300	(2)	588	(2)
Ownership interest (MW)	157		325		225		341
(1) Nameplate capacity (MW) (2) Rated capacity (MW)

Cleco Power
		AT DEC. 31, 2019
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS	TOTAL
Utility plant in service	$147,020	$397,406	$544,426
Accumulated depreciation	$81,870	$239,655	$321,525
Construction work in progress	$539	$5,435	$5,974
Ownership interest percentage	30%	50%
Nameplate capacity (MW)	523	650
Ownership interest (MW)	157	325

Note 8 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2019, and 2018, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
	2019		2018
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,188,664	$3,371,915	$2,889,631	$2,859,924
* The carrying value of long-term debt does not include deferred issuance costs of $13.7 million at December 31, 2019, and $10.3 million at December 31, 2018.

Cleco Power
	AT DEC. 31,
	2019		2018
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,380,688	$1,601,865	$1,400,930	$1,517,152
* The carrying value of long-term debt does not include deferred issuance costs of $7.4 million at December 31, 2019, and $8.3 million at December 31, 2018.

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
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

CLECO
CLECO POWER	2019 FORM 10-K

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$129,643	$—	$129,643	$—	$133,722	$—	$133,722	$—
FTRs	6,822	—	—	6,822	23,355	—	—	23,355
Other commodity derivatives	201	—	201	—	—	—	—	—
Total assets	$136,666	$—	$129,844	$6,822	$157,077	$—	$133,722	$23,355
Liability Description
FTRs	$1,044	$—	$—	$1,044	$468	$—	$—	$468
Other commodity derivatives	5,373	—	5,373	—	—	$—	$—	$—
Total liabilities	$6,417	$—	$5,373	$1,044	$468	$—	$—	$468

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE:
(THOUSANDS)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$74,903	$—	$74,903	$—	$55,900	$—	$55,900	$—
FTRs	6,311	—	—	6,311	23,355	—	—	23,355
Total assets	$81,214	$—	$74,903	$6,311	$79,255	$—	$55,900	$23,355
Liability Description
FTRs	$586	$—	$—	$586	$468	$—	$—	$468
Total liabilities	$586	$—	$—	$586	$468	$—	$—	$468

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018
Beginning balance	$22,887	$7,044
Unrealized (losses) gains *	(1,659)	11,865
Purchases	27,881	28,185
Settlements	(43,331)	(24,207)
Ending balance	$5,778	$22,887
* Cleco Power’s unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco’s Consolidated Balance Sheet. Cleco Cajun’s unrealized (losses) gains are reported through Purchased power on Cleco’s Consolidated Income Statement.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018
Beginning balance	$22,887	$7,044
Unrealized (losses) gains *	(945)	11,865
Purchases	21,609	28,185
Settlements	(37,826)	(24,207)
Ending balance	$5,725	$22,887
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco Power's Consolidated Balance Sheets.
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of December 31, 2019:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at December 31, 2019	$6,822	$1,044	RTO auction pricing	FTR price - per MWh	$(2.57)	$2.86
FTRs at December 31, 2018	$23,355	$468	RTO auction pricing	FTR price - per MWh	$(4.40)	$15.10

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at December 31, 2019	$6,311	$586	RTO auction pricing	FTR price - per MWh	$(2.04)	$2.86
FTRs at December 31, 2018	$23,355	$468	RTO auction pricing	FTR price - per MWh	$(4.40)	$15.10

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate volume of instruments held. Level 2 fair values are determined by

CLECO
CLECO POWER	2019 FORM 10-K

obtaining the closing price of similar assets and liabilities from published indices in active markets. Institutional money market funds assets are discounted to the current period using a U.S. Treasury published interest rate as a proxy for a risk-free rate of return. Level 3 fair values occur in situations in which there is little, if any, market activity for the asset or liability at the measurement date and prices are not observable. Cleco has consistently applied the Level 2 and Level 3 fair value techniques from fiscal period to fiscal period. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
At December 31, 2019, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The institutional money market funds were reported on Cleco’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $103.4 million, $11.1 million, and $15.1 million, respectively, at December 31, 2019, and $103.8 million, $11.2 million, and $18.7 million, respectively, at December 31, 2018. At Cleco Power, the institutional money market funds were reported on Cleco Power’s Consolidated Balance Sheets in cash and cash equivalents, current restricted cash and cash equivalents, and non-current restricted cash and cash equivalents of $49.5 million, $11.1 million, and $14.3 million, respectively, at December 31, 2019, and $26.1 million, $11.2 million, and $18.6 million, respectively, at December 31, 2018. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 2 institutional money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U. S. Treasury to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
Other commodity derivatives include fixed price physical forwards and swap transactions. These contracts contain counterparty credit risk because they are transacted directly with a counterparty and are not cleared on an exchange. These other commodity derivatives are recorded at fair value and categorized as Level 2 because pricing is indexed to other contracts.

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
During the years ended December 31, 2019, and 2018, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on
Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2019, and 2018:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2019	AT DEC. 31, 2018
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,822	$23,355
Current	Energy risk management liabilities	1,044	468
Other commodity derivatives
Current	Energy risk management assets	201	—
Current	Energy risk management liabilities	3,069	—
Non-current	Other deferred credits	2,304	—
Commodity-related contracts, net		$606	$22,887

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2019	AT DEC. 31, 2018
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$6,311	$23,355
Current	Energy risk management liabilities	586	468
Commodity-related contracts, net		$5,725	$22,887

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years December 31, 2019, 2018, and 2017:

Cleco
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2019	2018	2017
Commodity contracts
FTRs(1)	Electric operations	$13,043	$39,659	$23,826
FTRs(1)	Purchased power	(15,685)	(4,566)	(5,509)
Other commodity derivatives	Fuel used for electric generation	(5,172)	—	—
Total		$(7,814)	$35,093	$18,317
(1) For the years ended December 31, 2019, 2018, and 2017, unrealized gains (losses) associated with FTRs for Cleco Power of $(1.7) million, $11.9 million and $(1.4) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

CLECO
CLECO POWER	2019 FORM 10-K

Cleco Power
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2019	2018	2017
Commodity contracts
FTRs(1)	Electric operations	$13,047	$39,659	$23,826
FTRs(1)	Purchased power	(6,066)	(4,566)	(5,509)
Total		$6,981	$35,093	$18,317
(1) For the years ended December 31, 2019, 2018, and 2017, unrealized gains (losses) associated with FTRs of $(0.9) million, $11.9 million, and $(1.4) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

The total volume of FTRs that Cleco Power had outstanding at December 31, 2019, and 2018 was 9.2 million MWh and 8.7 million MWh, respectively. The total volume of FTRs that Cleco had outstanding at December 31, 2019, and 2018 was 14.6 million MWh and 8.7 million MWh, respectively. At December 31, 2019, Cleco had 58.5 million MMBtus outstanding in other commodity derivatives.

Note 9 — Debt
Cleco Power’s total indebtedness as of December 31, 2019, and 2018 was as follows:

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2019	2018
Bonds
Senior notes, 2.94%, due 2022	$25,000	$25,000
Senior notes, 3.08%, due 2023	100,000	100,000
Senior notes, 3.17%, due 2024	50,000	50,000
Senior notes, 3.68%, due 2025	75,000	75,000
Senior notes, 3.47%, due 2026	130,000	130,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	200,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, 2.00%, due 2038, mandatory tender in 2020	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	11,055	31,625
Total bonds	1,386,055	1,406,625
Finance leases
Barge lease obligations	15,861	16,418
Gross amount of long-term debt and finance leases	1,401,916	1,423,043
Less: long-term debt due within one year	60,970	20,571
Less: finance leases classified as long-term debt due within one year	617	557
Unamortized debt discount	(5,368)	(5,695)
Unamortized debt issuance costs	(7,589)	(8,446)
Total long-term debt and finance leases, net	$1,327,372	$1,387,774

Cleco’s total indebtedness as of December 31, 2019, and 2018 was as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2019	2018
Total Cleco Power long-term debt and finance leases, net	$1,327,372	$1,387,774
Cleco Holdings’ long-term debt, net
Senior notes, 3.250%, due 2023	165,000	165,000
Senior notes, 3.743%, due 2026	535,000	535,000
Senior notes, 3.375%, due 2029	300,000	—
Senior notes, 4.973%, due 2046	350,000	350,000
Bank term loan, variable rate, due 2021	300,000	300,000
Bank term loan, variable rate, due 2021	30,000	—
Long-term debt due within one year	(64,398)	—
Unamortized debt issuance costs(1)	(6,271)	(1,989)
Fair value adjustment	127,976	138,700
Total Cleco long-term debt and finance leases, net	$3,064,679	$2,874,485
(1)For December 31, 2019, and 2018, this amount includes unamortized debt issuance costs for Cleco Holdings of $11.9 million and $8.2 million, respectively, partially offset by deferred debt issuance costs eliminated as a result of the 2016 Merger of $5.6 million and $6.3 million, respectively. For more information, see Note 6 — “Regulatory Assets and Liabilities — Cleco Holdings’ 2016 Merger Adjustments.”

The principal amounts payable under long-term debt agreements for each year through 2024 and thereafter are as follows:

(THOUSANDS)	CLECO	CLECO POWER
For the year ending Dec. 31,
2020(1)	$11,055	$11,055
2021	$330,000	$—
2022	$25,000	$25,000
2023	$265,000	$100,000
2024	$50,000	$50,000
Thereafter	$2,385,000	$1,200,000
(1)Does not include Series A GO Zone bonds that have a maturity date of December 2038 but a mandatory tender in May 2020.

The principal amounts payable under the finance lease agreement for each year through 2024 and thereafter are as follows:

(THOUSANDS)	CLECO	CLECO POWER
For the year ending Dec. 31,
2020	$617	$617
2021	$682	$682
2022	$755	$755
2023	$836	$836
2024	$925	$925
Thereafter	$12,046	$12,046

CLECO
CLECO POWER	2019 FORM 10-K

Cleco Power Debt
Cleco Power had no short-term debt outstanding at December 31, 2019, and 2018.
At December 31, 2019, Cleco Power’s long-term debt and finance leases outstanding was $1.39 billion, of which $61.6 million was due within one year. The long-term debt due within one year at December 31, 2019, primarily represents $50.0 million of GO Zone bonds with a mandatory tender in May 2020 and $11.0 million of principal payments for the Cleco Katrina/Rita storm recovery bonds.
On March 2, 2020, Cleco Power completed the repayment of its Cleco Katrina/Rita storm recovery bonds issued in March 2008.

Cleco Debt
Cleco had no short-term debt outstanding at December 31, 2019, and 2018.
At December 31, 2019, Cleco’s long-term debt and finance leases outstanding was $3.19 billion, of which $126.0 million was due within one year. The long-term debt due within one year at December 31, 2019, primarily represents $63.3 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC, $50.0 million of GO Zone bonds with a mandatory tender in May 2020, and $11.0 million of principal payments for the Cleco Katrina/Rita storm recovery bonds.
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). On September 11, 2019, Cleco Holdings completed the private placement of $300.0 million aggregate principal amount of its 3.375% senior notes due September 15, 2029. The proceeds from the issuance were used to repay the remaining amounts due under the $300.0 million bridge loan agreement and to repay a portion of the $100.0 million term loan agreement. The senior notes are governed by an indenture entered into between Cleco Holdings and a trustee. The indenture contains certain covenants that restrict Cleco Holdings’ ability to merge, consolidate, transfer, or lease all or substantially all of its assets or create or incur certain liens.
Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2019, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

Credit Facilities
At December 31, 2019, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million and one for Cleco Power in the amount of $300.0 million, with a maximum aggregate capacity of $475.0 million.
In connection with the Cleco Cajun Transaction, on February 4, 2019, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million. The credit facility includes restrictive financial covenants and expires in 2021. Under covenants contained in Cleco Holdings’ credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2019, $1.01 billion of Cleco’s member’s equity was unrestricted. At December 31, 2019, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holding’s credit ratings were to be downgraded one level, Cleco Holdings could be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
At December 31, 2019, Cleco Power had a $300.0 million credit facility. The credit facility includes restrictive financial covenants and expires in 2021. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2019, $989.0 million of Cleco Power’s member’s equity was unrestricted. At December 31, 2019, Cleco Power was in compliance with the covenants in its credit facility. The borrowing costs under Cleco Power’s credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level, Cleco Power could be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Note 10 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. On September 12, 2019, Cleco made a $12.3 million discretionary contribution to the pension plan. Cleco did not make any required or discretionary contributions to the pension plan in 2018 or 2017. Cleco expects to make $83.0 million discretionary contributions in 2020, which would reduce the future required contributions. The required contributions are driven by liability funding target percentages

CLECO
CLECO POWER	2019 FORM 10-K

set by law which could cause the required contributions to be uneven among the years. Based on funding assumptions at December 31, 2019, management estimates that $61.8 million in pension contributions will be required through 2024. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is the plan sponsor and Support Group is the plan administrator.
The pension plan was amended on February 4, 2019, to include certain former NRG Energy employees who are now

Cleco Cajun employees. The Cleco Cajun employees are eligible to participate as a cash balance participant and are credited with all service that was credited to them under the NRG Pension Plan as of February 4, 2019. Benefits under the plan amendment reflect the employee’s years of service, age at retirement, and accrued benefit at retirement.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The employee pension plan and Other Benefits plan obligation, plan assets, and funded status at December 31, 2019, and 2018 are presented in the following table:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of period	$530,936	$567,215	$40,455	$43,203
Service cost	8,414	9,507	1,191	1,320
Interest cost	22,485	20,860	1,646	1,465
Plan participants’ contributions	—	—	1,229	1,224
Actuarial loss (gain)	73,655	(42,935)	13,897	(1,106)
Expenses paid	(2,933)	(2,786)	—	—
Benefits paid	(22,234)	(20,925)	(5,696)	(5,651)
Benefit obligation at end of period	610,323	530,936	52,722	40,455
Change in plan assets
Fair value of plan assets at beginning of period	391,933	444,089	—	—
Actual return on plan assets	81,081	(28,884)	—	—
Employer contributions	12,250	—	—	—
Expenses paid	(2,933)	(2,786)	—	—
Adjustment	—	439	—	—
Benefits paid	(22,234)	(20,925)	—	—
Fair value of plan assets at end of period	460,097	391,933	—	—
Unfunded status	$(150,226)	$(139,003)	$(52,722)	$(40,455)

The employee pension plan accumulated benefit obligation at December 31, 2019, and 2018 is presented in the following table:

	PENSION BENEFITS
	AT DEC. 31,
(THOUSANDS)	2019	2018
Accumulated benefit obligation	$568,354	$491,522

The following table presents the net actuarial gains/losses and prior service costs/credits included in other comprehensive income for Other Benefits and in regulatory assets for pension related to current year gains and losses as a result of being included in net periodic benefit costs for the employee pension plan and Other Benefits plan for December 31, 2019, and 2018:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2019	2018
Net actuarial loss (gain) occurring during period	$19,075	$9,722	$13,897	$(1,106)
Net actuarial loss amortized during period	$7,849	$12,313	$21	$135
Prior service credit amortized during period	$(71)	$(71)	$—	$—

The following table presents net actuarial gains/losses and prior service costs/credits in accumulated other comprehensive income for Other Benefits and in regulatory assets for pension that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2020 for the employee pension plan and Other Benefits plans at December 31, 2020, 2019, and 2018:

CLECO
CLECO POWER	2019 FORM 10-K

		PENSION BENEFITS			OTHER BENEFITS
	AT DEC. 31,			AT DEC. 31,
(THOUSANDS)	2020	2019	2018	2020	2019	2018
Net actuarial loss	$14,824	$151,603	$140,377	$1,355	$15,732	$1,814
Prior service credit	$(60)	$(60)	$(131)	$—	$—	$—

The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Consolidated Statements of Income. The components of net periodic pension and Other Benefits costs for 2019, 2018, and 2017 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017	2019	2018	2017
Components of periodic benefit costs
Service cost	$8,414	$9,507	$9,039	$1,191	$1,320	$1,446
Interest cost	22,485	20,860	21,648	1,646	1,465	1,569
Expected return on plan assets	(26,502)	(23,773)	(24,064)	—	—	—
Amortizations
Prior service credit	(71)	(71)	(71)	—	—	—
Net loss (gain)	7,849	12,312	10,008	21	135	(50)
Net periodic benefit cost	$12,175	$18,835	$16,560	$2,858	$2,920	$2,965

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2019, 2018, and 2017 was $2.2 million, $2.0 million, and $1.8 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017 was $3.1 million, $3.3 million, and $3.3 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at December 31, 2019, and 2018 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2019	2018
Current	$4,401	$4,130
Non-current	$48,321	$36,325

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2019	2018
Current	$3,815	$3,584
Non-current	$42,080	$31,694

The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
	2019	2018	2019	2018
Weighted-average assumptions used to determine the benefit obligation
Discount rate	3.43%	4.35%	3.25%	4.16%
Rate of compensation increase	2.81%	2.93%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine the net benefit cost
Discount rate	4.35%	3.73%	4.27%	4.16%	3.47%	3.81%
Expected return on plan assets	6.55%	5.86%	6.08%	N/A	N/A	N/A
Rate of compensation increase	2.81%	2.93%	2.98%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. The result was also compared to the expected rate of return of other comparable plans. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2020 periodic expense, Cleco decreased the expected long-term return on plan assets to 5.91%. Cleco expects pension expense to

CLECO
CLECO POWER	2019 FORM 10-K

increase in 2020 by approximately $6.0 million due to a decrease in the discount rate and a decrease in expected return on plan assets.
Employee pension plan assets are invested in accordance with the Pension Plan’s Investment Policy Statement. At December 31, 2019, allowable investments included U.S. Equity Portfolios, International Equity - Developed Markets Portfolios, Emerging Markets Equity Portfolios, Multi-Asset Credits, Treasury Separate Trading of Registered Interest and Principal of Securities (STRIPS), Fixed Income Portfolios - Long Credit, and Real Estate Portfolios.
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

There have been no changes in the methodologies for determining fair value at December 31, 2019, and 2018. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

(THOUSANDS)		AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$4,810	$—	$4,810	$—
Government securities		19,517	—	19,517	—
Mutual funds
Domestic		102,184	102,184	—	—
International		53,041	53,041	—	—
Real estate funds		18,017	—	—	18,017
Corporate debt		157,109	—	157,109	—
Total		$354,678	$155,225	$181,436	$18,017

	Investments measured at net asset value*	103,326
	Interest accrual	2,093
	Total net assets	$460,097
	*Investments measured at net asset value consist of Common/collective trust.

(THOUSANDS)		AT DEC. 31, 2018	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$2,471	$—	$2,471	$—
Common stock		13,111	13,111	—	—
Government securities		19,831	—	19,831	—
Mutual funds
Domestic		79,210	79,210	—	—
International		43,418	43,418	—	—
Real estate funds		20,298	—	—	20,298
Corporate debt		138,391	—	138,391	—
Total		$316,730	$135,739	$160,693	$20,298

	Investments measured at net asset value*	73,100
	Interest accrual	2,103
	Total net assets	$391,933
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
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds

CLECO
CLECO POWER	2019 FORM 10-K

measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019, and 2018:

(THOUSANDS)
Balance, Dec. 31, 2017	$19,195
Realized losses	29
Unrealized gains	391
Purchases	710
Sales	(27)
Balance, Dec. 31, 2018	$20,298
Realized gains	370
Unrealized losses	(1,727)
Purchases	759
Sales	(1,683)
Balance, Dec. 31, 2019	$18,017

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2019, the return on plan assets was 22.17% compared to an expected long-term return of 6.55%. The 2018 return on pension plan assets was (7.31)% compared to an expected long-term return of 5.86%. As of December 31, 2019, none of the pension plan participants’ future annual benefits are covered by insurance contracts.

Pension Plan Investment Objectives
Cleco’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

•	Exceed the (FAS) actuarial assumed rate of return on plan assets, and

•
Exceed the annualized total return of the following customized index (based on the target allocation in the glide path) consisting of a mixture of S&P 500 Index, Russell 2500 Index, Morgan Stanley Capital International All Country World ex U.S. Index, Morgan Stanley Capital International Emerging Markets Index, Customer Index related to Multi-Asset Credit asset class, Bloomberg Barclays Capital Long Credit Index, Bloomberg Barclays 15+ Year Treasury STRIPS, and National Council of Real Estate Investment Fiduciaries Index.

Risk characteristics of the portfolio (annualized standard deviation of returns) should be similar to or less than the custom index.
In order to meet the objectives and to control risk, the retirement committee has established the following guidelines that the investment managers must follow:

U.S. Equity Portfolios

•	Equity holdings of a single company (including common stock and convertible securities) must not exceed 10% of the manager’s portfolio measured at market value.

•	A minimum of 25 stocks should be owned in the portfolio.

•	Equity holdings in any one economic sector should not exceed the lesser of three times the sector’s weighting in the S&P 500 Index or 35% of the portfolio.

•	Equity holdings should represent at least 90% of the portfolio.

•	Marketable common stocks, preferred stocks convertible into common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.

•	Securities in foreign entities denominated in U.S. dollars are limited to 10%. Securities denominated in currencies other than U.S. dollars are not permitted.

•	The purchase of securities on margin and short sales is prohibited.

International Equity - Developed Markets Portfolios

•	Equity holdings of a single company (including common stock and convertible securities) should not exceed 5% of the manager’s portfolio measured at market value.

•	A minimum of 30 stocks should be owned.

•	Equity holdings in any industry sector should not exceed 35%.

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

Emerging Markets Portfolios

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

Multi-Asset Credits

•	Assets can include, but would not be limited to, high yield debt, emerging market debt, global investment grade credit and bank loans, as well as fixed income strategies.

•	Currency hedging decisions are the discretion of the investment manager.

Treasury STRIPS

•
The STRIPS are synthetic zero-coupon bonds that are created by separating each coupon and principal payment of a treasury bond into a separate security. STRIPS take the form of a zero-coupon bond which is sold at a discount to face value and mature at par. They are backed by U.S. Treasury securities.

•	Implementation of the portfolio is either through Treasury Futures or purchase of Treasury STRIPS through an investment manager.

•	The benchmark would be Bloomberg Barclays 15+ Year Treasury STRIPS.

CLECO
CLECO POWER	2019 FORM 10-K

Fixed Income Portfolios - Long Credit

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

The use of futures and options positions which leverage portfolio positions through borrowing, short sales, or other encumbrances of the Plan’s assets is prohibited. The Long Duration fixed income managers and Treasury STRIPS manger(s) are exempt from the prohibition on derivatives use, due to the nature of long duration fixed income management. Currency hedging is permitted for international investing.
The investment manager of affiliated securities shall not purchase any securities of its organization or affiliated entities.
The following chart shows the dynamic asset allocation based on the funded ratio at December 31, 2019:

	PERCENT OF TOTAL PLAN ASSETS
		AT DEC. 31, 2019
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		19%
International equity		20%
Multi-asset credit		6%
Real estate		5%
Total return-seeking	45%	50%	55%
Liability hedging*	45%	50%	55%
*Liability hedging has no target subcategories.

The assumed health care cost trend rates used to measure the expected cost of Other Benefits is 5.0% for 2020 and remains at 5.0% thereafter. The rate used for 2019 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on Other Benefits:

	ONE-PERCENTAGE POINT
(THOUSANDS)	INCREASE	DECREASE
Effect on total of service and interest cost components	$14	$(16)
Effect on postretirement benefit obligation	$205	$(229)

The projected benefit payments for the employee pension plan and Other Benefits obligation plan for each year through 2024 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
For the year ending Dec. 31,
2020	$24,065	$4,472
2021	$25,293	$4,498
2022	$26,541	$4,554
2023	$27,709	$4,536
2024	$28,741	$4,531
Next five years	$158,810	$21,706

SERP
Certain Cleco officers are covered by SERP. In 2014, SERP was closed to new participants; however, with regard to current SERP participants, including former employees or their beneficiaries, all terms of SERP will continue, other than as described below. SERP is a non-qualified, non-contributory, defined benefit pension plan. Generally, benefits under the plan reflect an employee’s years of service, age at retirement, and the sum of (a) the highest base salary paid out over the last five calendar years and (b) the average of the five highest cash bonuses paid during the 60 months prior to retirement. SERP benefits are reduced by retirement benefits received from any other defined benefit pension plan, supplemental executive retirement plan, or Cleco contributions under the enhanced 401(k) Plan to the extent such contributions exceed the amount the employee would have received under the terms of the original 401(k) Plan. Two executive officers’ SERP benefits were capped as of December 31, 2017, with regard to final compensation; however, adjustments will continue with regard to age and tenure with Cleco. Additionally, these executive officers had their annual bonuses set at target rather than actual awards for 2017 for the average incentive award portion of their SERP benefit calculation. A third executive officer’s SERP benefit amount will be set at a specified amount based upon the year of separation. Management reviews current market trends as it evaluates Cleco’s future compensation strategy.
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

CLECO
CLECO POWER	2019 FORM 10-K

SERP’s funded status at December 31, 2019, and 2018 is presented in the following table:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018
Change in benefit obligation
Benefit obligation at beginning of period	$78,414	$84,339
Service cost	330	542
Interest cost	3,326	3,077
Actuarial loss (gain)	11,608	(5,163)
Benefits paid	(4,550)	(4,381)
Benefit obligation at end of period	$89,128	$78,414

SERP’s accumulated benefit obligation at December 31, 2019, and 2018 is presented in the following table:

	SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2019	2018
Accumulated benefit obligation	$89,128	$78,414

The following table presents net actuarial gains/losses and prior service costs/credits included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP for December 31, 2019, and 2018:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018
Net actuarial loss (gain) occurring during year	$11,608	$(5,163)
Net actuarial loss amortized during year	$1,544	$2,913
Prior service credit amortized during year	$(160)	$(160)

The following table presents net actuarial losses and prior service credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs and the amounts expected to be recognized in 2020 for SERP at December 31, 2020, 2019, and 2018:

		SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2020	2019	2018
Net actuarial loss	$3,171	$28,731	$17,261
Prior service credit	$(160)	$(1,678)	$(1,837)

The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Consolidated Statements of Income. The components of the net SERP costs for 2019, 2018, and 2017 are as follows:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Components of periodic benefit costs
Service cost	$330	$542	$494
Interest cost	3,326	3,077	3,239
Amortizations
Prior service credit	(160)	(160)	(190)
Net loss	1,544	2,913	2,105
Net periodic benefit cost	5,040	6,372	5,648
Special/contractual termination benefits	—	—	315
Total benefit cost	$5,040	$6,372	$5,963

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
The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP BENEFITS
	AT DEC. 31,
	2019	2018
Weighted-average assumptions used to determine the benefit obligation
Discount rate	3.37%	4.34%
Rate of compensation increase	5.00%	5.00%

			SERP BENEFITS
	JAN. 1, 2019 - DEC. 31, 2019	JAN. 1, 2018 - DEC. 31, 2018	MAR. 31, 2017 - DEC. 31, 2017	JAN. 1, 2017 - MAR. 30, 2017
Weighted-average assumptions used to determine the net benefit cost
Discount rate	4.34%	3.70%	4.08%	4.22%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017 was $0.8 million, $1.4 million, and $1.3 million, respectively.

Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2019, and 2018 are as follows:

CLECO
CLECO POWER	2019 FORM 10-K

Cleco
	AT DEC. 31,
(THOUSANDS)	2019	2018
Current	$4,599	$4,478
Non-current	$84,529	$73,936

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2019	2018
Current	$760	$930
Non-current	$13,964	$12,025

The projected benefit payments for SERP for each year through 2024 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2020	2021	2022	2023	2024	NEXT FIVE YEARS
SERP	$4,662	$4,689	$4,698	$4,710	$4,753	$24,861

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

Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) was amended upon the close of the Cleco Cajun Transaction to include Cleco Cajun employees. Cleco’s 401(k) Plan expense for the years ended December 31, 2019, 2018, and 2017 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
401(k) Plan expense	$7,861	$5,884	$5,386

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2019, 2018, and 2017 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
401(k) Plan expense	$3,408	$1,066	$888

Note 11 — Income Taxes

Cleco
For the years ended December 31, 2019, and 2018, income tax expense was higher than the amount computed by applying the statutory federal rate. For the year ended December 31, 2017, income tax expense was lower than the amount computed by applying the statutory federal rate. The differences are as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2019	2018	2017
Income before tax	$195,830	$123,819	$145,159
Statutory rate	21.0%	21.0%	35.0%
Tax expense at federal statutory rate	$41,124	$26,002	$50,806
Increase (decrease)
Plant differences, including AFUDC flowthrough	(4,687)	(401)	743
State income taxes, net of federal benefit	9,565	6,288	5,047
Return to accrual adjustment	(3,963)	(193)	(608)
TCJA	—	(19)	(46,291)
NMTC	—	(1,578)	313
Other, net	1,126	(717)	(2,931)
Total tax expense	$43,165	$29,382	$7,079
Effective rate	22.0%	23.7%	4.9%

Information about current and deferred income tax expense is as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Current federal income tax expense	$1,600	$15,304	$46,520
Deferred federal income tax expense (benefit)	37,963	5,863	(47,329)
Amortization of accumulated deferred investment tax credits	(191)	(236)	(662)
Total federal income tax expense (benefit)	$39,372	$20,931	$(1,471)
Current state income tax expense	1,675	7,771	3,187
Deferred state income tax expense	2,118	680	5,363
Total state income tax expense	$3,793	$8,451	$8,550
Total federal and state income tax expense	$43,165	$29,382	$7,079
Items charged or credited directly to member’s equity
Federal deferred	(5,130)	1,408	(2,380)
State deferred	(1,678)	460	(384)
Total tax (benefit) expense from items charged directly to member’s equity	$(6,808)	$1,868	$(2,764)
Total federal and state income tax expense	$36,357	$31,250	$4,315

CLECO
CLECO POWER	2019 FORM 10-K

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2019, and 2018 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2019	2018
Depreciation and property basis differences	$(862,263)	$(664,996)
Net operating loss carryforward	120,955	—
NMTC	92,364	86,673
Fuel costs	(3,984)	(8,339)
Other comprehensive income	10,612	640
Regulated operations regulatory liability, net	34,836	39,808
Postretirement benefits	22,691	19,580
Merger fair value adjustments	(52,957)	(56,725)
Other	(19,312)	(24,671)
Accumulated deferred federal and state income taxes, net	$(657,058)	$(608,030)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2019, and 2018, Cleco had a deferred tax asset resulting from NMTC carryforwards of $92.4 million and $86.9 million, respectively. If the NMTC carryforwards are not utilized, they will begin to expire in 2029. Management considers it more likely than not that all deferred tax assets related to NMTC carryforwards will be realized; therefore, no valuation allowance has been recorded.

Net Operating Losses
For the 2019 tax year, Cleco created approximately $536.5 million and $68.7 million of federal and state net operating losses, respectively, primarily due to the Cleco Cajun Transaction.
The federal net operating loss may be carried forward indefinitely, and state net operating loss carryforwards will begin to expire in 2039.
Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments and utilize the entire net operating loss carryforward within the statutory deadlines.

Cleco Power
For the years ended December 31, 2019, and 2018, income tax expense was higher than the amount computed by applying the statutory rate. For the year ended December 31, 2017, income tax expense was lower than the amount computed by applying the statutory federal rate to income before tax. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2019	2018	2017
Income before tax	$193,714	$218,181	$218,069
Statutory rate	21.0%	21.0%	35.0%
Tax expense at federal statutory rate	$40,680	$45,818	$76,324
Increase (decrease)
Plant differences, including AFUDC flowthrough	(4,687)	(401)	743
State income taxes, net of federal benefit	11,683	11,080	7,583
Return to accrual adjustment	(2,008)	483	(284)
TCJA	—	(19)	(14,292)
Other, net	(216)	(1,037)	(2,743)
Total taxes	$45,452	$55,924	$67,331
Effective rate	23.5%	25.6%	30.9%

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Current federal income tax expense	$14,781	$44,411	$87,433
Deferred federal income tax expense (benefit)	22,443	(9,033)	(29,190)
Amortization of accumulated deferred investment tax credits	(191)	(236)	(662)
Total federal income tax expense	$37,033	$35,142	$57,581
Current state income tax expense	9,063	23,293	14,751
Deferred state income tax benefit	(644)	(2,511)	(5,001)
Total state income tax expense	$8,419	$20,782	$9,750
Total federal and state income taxes	$45,452	$55,924	$67,331
Items charged or credited directly to members’ equity
Federal deferred	(2,500)	797	(141)
State deferred	(818)	261	(23)
Total tax (benefit) expense from items charged directly to member’s equity	$(3,318)	$1,058	$(164)
Total federal and state income tax expense	$42,134	$56,982	$67,167

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2019, and 2018 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2019	2018
Depreciation and property basis differences	$(705,423)	$(666,224)
Net operating loss carryforward	2,714	—
Fuel costs	(5,608)	(8,339)
Other comprehensive income	7,510	4,192
Regulated operations regulatory liability, net	34,836	39,808
Postretirement benefits	10,044	11,081
Other	(1,907)	(11,283)
Accumulated deferred federal and state income taxes, net	$(657,834)	$(630,765)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Management considers it more likely than not that all deferred tax assets will be realized; therefore, no valuation allowance has been recorded.

CLECO
CLECO POWER	2019 FORM 10-K

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2019, and 2018, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the years ended December 31, 2019, 2018, and 2017, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At December 31, 2019, and 2018, Cleco and Cleco Power had no liability for unrecognized tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2019, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may affect Cleco’s effective income tax rate.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which financial results are examined and agreed upon prior to filing federal consolidated tax returns. The 2018 federal income tax year remains subject to examination by the IRS. While the statute of limitations remains open for tax years 2016 and 2017 until 2020 and 2021, respectively, management believes the likelihood of further examination by the IRS is remote.
The state income tax years 2016, 2017, and 2018 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2019, and 2018, no penalties were recognized.

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
The SEC Staff recognized the complexity of reflecting the impacts of the TCJA and issued guidance which clarified accounting for income taxes and allowed for up to one year to complete the required analysis and accounting (the measurement period). During the fourth quarter of 2018, Cleco finalized the remeasurement of and accounting for the effects of the TCJA, which resulted in a total net reduction in the ADIT liability for Cleco and Cleco Power of $421.2 million and $389.3 million, respectively. For more information on the regulatory treatment of the TCJA regulatory liability, see Note 6 — “Regulatory Assets and Liabilities — Income Taxes” and Note 13 — “Regulation and Rates — TCJA.”
Additionally, as a result of the TCJA, effective for tax years beginning after December 31, 2017, corporations are no longer subject to the alternative minimum tax (AMT). For companies with unused AMT credits, the credits may be carried forward and used as refundable credits for tax years beginning after 2017, but before 2022. Cleco expects its unused AMT credits will be fully utilized by December 31, 2021. During 2018, Cleco’s $7.6 million of unused tax credits were reclassed from Accumulated deferred federal and state income taxes, net to Taxes payable, net and Other deferred charges on Cleco’s Consolidated Balance Sheets. At December 31, 2019, and 2018, Cleco had $1.4 million and $3.8 million in AMT credits recorded in Taxes payable, net on Cleco’s Consolidated Balance Sheets for the current amount of credits expected to be utilized. At December 31, 2019, and 2018, Cleco had $1.4 million and $3.8 million in non-current AMT credits recorded in Other deferred charges on Cleco’s Consolidated Balance Sheets.

Note 12 — Disclosures about Segments

Cleco
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Cleco Cajun.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, an investment subsidiary, and a subsidiary formed to facilitate the Cleco Cajun Transaction. Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a new reportable segment. For more information on the transaction, see Note 3 — “Business Combinations.”
The financial results in the following tables are presented on an accrual basis. The historical segment information was not recast because the Cleco Cajun segment only consists of the newly acquired business. There were no other changes to Cleco’s existing reportable segments. Management evaluates the performance of its segments and allocates resources to them based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services as well as transmission services provided by Cleco Power to Cleco Cajun.

CLECO
CLECO POWER	2019 FORM 10-K

SEGMENT INFORMATION
	FOR THE YEAR ENDED DEC. 31, 2019
(THOUSANDS)	CLECO POWER	CLECO CAJUN	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,130,928	$375,489	$(9,680)	$(1)	$1,496,736
Other operations	72,833	117,468	2	(7,471)	182,832
Affiliate revenue	3,125	108	109,067	(112,300)	—
Electric customer credits	(38,516)	(1,447)	—	—	(39,963)
Operating revenue, net	$1,168,370	$491,618	$99,389	$(119,772)	$1,639,605
Depreciation and amortization	$172,471	$35,544	$8,305	$—	$216,320
Merger transaction and commitment costs	$—	$—	$7,668	$—	$7,668
Interest income	$4,744	$987	$974	$(615)	$6,090
Interest charges	$71,279	$35	$70,611	$(616)	$141,309
Net income (loss)	$148,262	$69,411	$(65,009)	$1	$152,665
Additions to property, plant, and equipment	$313,962	$9,174	$655	$—	$323,791
Equity investment in investee	$17,072	$—	$—	$—	$17,072
Goodwill	$1,490,797	$—	$—	$—	$1,490,797
Total segment assets	$5,967,327	$1,011,591	$546,096	$(48,716)	$7,476,298

	FOR THE YEAR ENDED DEC. 31, 2018
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,191,587	$(9,680)	$—	$1,181,907
Other operations	82,330	2	—	82,332
Affiliate revenue	874	74,591	(75,465)	—
Electric customer credits	(33,195)	—	—	(33,195)
Operating revenue, net	$1,241,596	$64,913	$(75,465)	$1,231,044
Depreciation and amortization	$162,069	$8,344	$1	$170,414
Merger transaction and commitment costs	$—	$19,514	$—	$19,514
Interest income	$5,052	$1,338	$(317)	$6,073
Interest charges	$71,303	$55,659	$(320)	$126,642
Federal and state income tax expense (benefit)	$55,924	$(26,541)	$(1)	$29,382
Net income (loss)	$162,257	$(67,819)	$(1)	$94,437
Additions to property, plant, and equipment	$289,153	$1,908	$—	$291,061
Equity investment in investee	$18,172	$—	$—	$18,172
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,839,853	$633,756	$(36,795)	$6,436,814

	FOR THE YEAR ENDED DEC. 31, 2017
(THOUSANDS)	CLECO POWER	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$1,108,389	$(10,757)	$—	$1,097,632
Other operations	77,522	2,058	—	79,580
Affiliate revenue	851	57,168	(58,019)	—
Electric customer credits	(1,566)	—	—	(1,566)
Operating revenue, net	$1,185,196	$48,469	$(58,019)	$1,175,646
Depreciation and amortization	$158,415	$8,439	$—	$166,854
Merger transaction and commitment costs	$—	$5,445	$(293)	$5,152
Interest income	$1,283	$316	$(175)	$1,424
Interest charges	$69,362	$53,725	$(174)	$122,913
Federal and state income tax expense (benefit)	$67,331	$(60,252)	$—	$7,079
Net income (loss)	$150,738	$(12,659)	$1	$138,080
Additions to property, plant, and equipment	$235,252	$1,680	$—	$236,932
Equity investment in investee	$18,172	$—	$—	$18,172
Goodwill	$1,490,797	$—	$—	$1,490,797
Total segment assets	$5,679,538	$619,943	$(21,099)	$6,278,382

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and Mississippi and is viewed as one unit by management. Discrete financial reports are prepared only at the company level.

CLECO
CLECO POWER	2019 FORM 10-K

Note 13 — Regulation and Rates
At December 31, 2019, Provision for rate refund on Cleco and Cleco Power’s Consolidated Balance Sheets consisted primarily of $28.7 million for the estimated refund for the tax-related benefits from the TCJA, $3.5 million for the estimated refund related to the FERC audit, $2.3 million for the estimated FRP refunds, $1.9 million for the cost of service savings refunds, and $1.0 million for potential reductions to the transmission ROE. For more information about the FERC audit, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco Power, may collect under the MISO tariff. As of December 31, 2019, Cleco Power had $1.0 million accrued for the change in ROE. For more information on the ROE complaint, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

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
Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. In January 2020, Cleco Power reached an agreement with the LPSC Staff regarding the treatment and realignment of SSR revenue between base and fuel revenue that resulted in $2.3 million of refunds for the 2018 monitoring report and confirmed no refunds for the 2017 monitoring report. The settlement also applies to treatment of SSR revenues for the 2019 monitoring report. The 2017 monitoring report was approved by the LPSC Staff on February 19, 2020. Cleco Power expects to refund the $2.3 million for the 2018 monitoring report in March 2020. Cleco Power has responded to data requests relating to the 2019 FRP monitoring report.
Cleco Power’s monitoring reports also include a $1.2 million annual cost of service savings as a result of the 2016 Merger Commitments. The cost of service savings are not subject to the target ROE or any sharing mechanism. The cost of service savings are refunded annually in September and will continue until Cleco Power’s next FRP is in effect, which is expected in July 2020. At December 31, 2019, Cleco Power had $1.9 million accrued for the estimated cost of service savings refunds.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reserve for the reduction in the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flow through to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. On July 10, 2019, the LPSC approved Cleco Power’s rate refund of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund is being credited to customers over 12 months beginning August 1, 2019. At December 31, 2019, Cleco Power had $28.7 million accrued for the estimated federal tax-related benefits from the TCJA and $2.4 million accrued in related interest.
Also on July 10, 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s application for its next FRP, which was filed on June 28, 2019.

2016 Merger Commitments
On March 28, 2016, the LPSC approved the 2016 Merger. The LPSC’s written order approving the 2016 Merger was issued on April 7, 2016. Approval of the 2016 Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. As of December 31, 2019, Cleco Power had issued $135.9 million of customer rate credits. Also included in the 2016 Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution in 2016 for economic development in Cleco Power’s service territory to be administered by Louisiana Economic Development, and $6.0 million of charitable contributions to be disbursed over five years. At December 31, 2019, Cleco Power had $3.9 million remaining accrued for the 2016 Merger Commitments discussed above.

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution can be implemented to mitigate reliability issues. One mitigating factor identified was Cleco Power’s Terrebonne to Bayou Vista Transmission project. The Terrebonne to Bayou Vista project was completed in April 2019. Cleco Power received a termination notice, effective April 30, 2019, and filed paperwork to withdraw the filed Attachment Y. While operating as an SSR unit, Cleco Power received monthly payments that included recovery of expenses, including capital expenditures, related to the operations of Teche Unit 3. Additionally, MISO allocated SSR costs to the load serving entities that required the operation of the SSR unit, including Cleco Power. These payments and cost allocations were finalized as part of a MISO SSR settlement approved in December 2018. Cleco Power operated Teche Unit 3 as an SSR unit from April 2017 through April 2019.

CLECO
CLECO POWER	2019 FORM 10-K

Cleco Power expects Teche Unit 3 to be available to run until the estimated 2021 in-service date of Bayou Vista to Segura Transmission project, at which time, Cleco Power does not expect to offer the unit into MISO, barring any grid or customer reliability issues or other similar reasons. At December 31, 2019, Cleco Power had $6.1 million accrued for the net capital refund for capital expenditures paid for by third parties while operating under the SSR agreement. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for their portion of the capital refund. Management is unable to determine the timing of the capital refund.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2019, consisted of its equity investment of $17.1 million. During 2019, Cleco Power received $1.1 million from Oxbow as a return of investment.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2019	2018
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividend received	(2,200)	(1,100)
Total equity investment in investee	$17,072	$18,172

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2019	2018
Oxbow’s net assets/liabilities	$34,145	$36,345
Cleco Power’s 50% equity	$17,072	$18,172
Cleco Power’s maximum exposure to loss	$17,072	$18,172

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2019	2018
Current assets	$2,239	$4,128
Property, plant, and equipment, net	23,738	25,186
Other assets	9,364	9,405
Total assets	$35,341	$38,719
Current liabilities	$1,196	$2,374
Partners’ capital	34,145	36,345
Total liabilities and partners’ capital	$35,341	$38,719

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Operating revenue	$8,886	$6,992	$4,189
Operating expenses	8,886	6,992	4,189
Income before taxes	$—	$—	$—

DHLC mines lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station. For more information on DHLC, see Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

2016 Merger
In connection with the 2016 Merger, four actions were filed in the 9th Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the 2016 Merger at a price that allegedly undervalued Cleco, and failing to disclose material information about the 2016 Merger. The petitions also alleged that Cleco Partners, Cleco Corporation, Merger Sub, and in some cases, certain of the investors in Cleco Partners either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions seek various remedies, including monetary damages, which includes attorneys’ fees and expenses.
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

CLECO
CLECO POWER	2019 FORM 10-K

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
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition, respectively. The fourth petition eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. Cleco filed exceptions seeking dismissal of the amended Petition. A hearing was held in September 2016 and the District Court granted the exceptions filed by Cleco and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. The Third Circuit Court of Appeal heard oral arguments in the case in September 2017. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. In November 2018, Cleco filed exceptions of no cause of action and res judicata, seeking to dismiss all claims. The District Court denied the exceptions on January 14, 2019. A hearing on the plaintiff’s request for certification of a class was scheduled for August 26, 2019; however, prior to the hearing, the parties reached an agreement to certify a limited class. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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

CLECO
CLECO POWER	2019 FORM 10-K

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
In March 2018, approximately 26 other individual plaintiffs filed a petition against Cleco Power and other defendants in Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. D180096-C. The action was filed in the 260th Judicial District Court for Orange County, Texas. The defendants removed the case to federal court in April 2018. The new federal case is Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. 18-cv-153, U.S. District Court for the Eastern District of Texas. The allegations are essentially identical to those in the Bonin Case. Also, in April 2018, Cleco Power filed a motion to dismiss on the same grounds that previously were successful in the Bonin Case. In July 2018, the district court entered an order consolidating the Addison Case with the Bonin Case. Management believes that both cases, as they relate to Cleco Power, have no merit. In August 2018, the Judge entered an order requiring the plaintiffs to file a more definitive statement to clarify the plaintiffs’ claims. In response thereto, the plaintiffs filed a Sixth Amended Petition in September 2018. Cleco Power filed a response in October 2018. All claims were dismissed against Cleco Power by ruling of the judge on March 18, 2019. The plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Fifth Circuit. This case has been fully briefed, and an oral argument is set for the week of March 30, 2020.

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
In January 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC, in the U.S. District Court for the Western District of Louisiana. Saulsbury Industries, Inc. alleges that Cleco Power and Cabot Corporation caused the delays in the St. Mary Clean Energy Center project, resulting in significant impact to Saulsbury Industries, Inc.’s direct and indirect costs. On June 5, 2019, Cleco Power and Cabot Corporation each filed separate motions to dismiss. On October 24, 2019, the District Court denied Cleco’s motion as premature and ruled that Saulsbury Industries, Inc. had six weeks to conduct discovery on specified jurisdictional issues. The current procedural posture of the Western District of Louisiana case reflects a recognition by Cleco Power and Saulsbury Industries, Inc. that subject matter jurisdiction is lacking and that this action, in so far as it relates to Cleco Power and Saulsbury Industries, Inc., will not proceed in federal court.
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish, No. 133910-A. Saulsbury Industries, Inc. alleged that Cleco Power and Cabot Corporation caused the delays in the St. Mary Clean Energy Center project, resulting in significant impact to Saulsbury Industries, Inc.'s direct and indirect costs. Saulsbury Industries, Inc. also seeks to enforce an alleged lien on the St. Mary Energy Center project. On December 9, 2019, Cleco moved to stay the case, arguing that the Rapides Parish suit should proceed. On February 14, 2020, the court granted Cleco’s motion.

LPSC Audits

Fuel Audit
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In March 2018, Cleco Power received notice of an FAC audit from the LPSC for the period of January 2016, to December 2017. The total amount of fuel expense included in the audit was $536.2 million. In August 2018, the LPSC Staff issued its audit report which recommended no disallowance of fuel costs. On April 26, 2019, the report was approved by the LPSC. Cleco Power has FAC filings for January 2018 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from its

CLECO
CLECO POWER	2019 FORM 10-K

customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In May 2018, Cleco Power received notice of an EAC audit from the LPSC for the period of January 2016 to December 2017. The total amount of environmental expense included in this audit was $30.7 million. On July 16, 2019, the LPSC Staff issued its audit report, which recommended no disallowance of environmental costs. On September 11, 2019, the report was approved by the LPSC. Cleco Power has EAC filings for January 2018 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates. Attachment O of the MISO tariff and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in an estimated refund of $3.5 million related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting. This amount was recorded in Provision for rate refund on Cleco and Cleco Power’s Consolidated Balance Sheets at

December 31, 2019. Cleco Power anticipates this amount to be refunded to its wholesale transmission customers as a reduction in Attachment O and grandfathered agreement rates over 12 months beginning June 1, 2020.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%.
The complaints covered the period December 2013 through May 2016. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE. However, on November 21, 2019, FERC voted to adopt a new methodology for evaluating base ROE for public utilities under the Federal Power Act. In addition, FERC set the MISO transmission owners’ region-wide base ROE at 9.88% for the refund period covered in the first complaint and going forward. The draft FERC order further found that complainants in the second complaint proceeding failed to show that the 9.88% base ROE was unjust and unreasonable and thus dismissed the second complaint. Cleco Power is unable to determine when a final FERC Order will be issued. As of December 31, 2019, Cleco Power had $1.0 million accrued for the change in the ROE.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. Beginning January 1, 2020, the collection of the adder is being included in MISO’s transmission rates for a total ROE of 10.38%.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the LDEQ against Louisiana Generating related to Big Cajun II, Unit 3. Entergy Gulf States, as co-owner of Big Cajun II, Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy Gulf States will be determined by ongoing litigation and negotiations. South Central Generating estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset, which was included in the purchase price allocation.
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. Management is unable to estimate any potential losses that Cleco Cajun may ultimately be responsible for with respect to any one of these matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

CLECO
CLECO POWER	2019 FORM 10-K

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2019, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters is $5.0 million and has accrued this amount.

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
At December 31, 2019, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. The letter of credit automatically renews each year and has no impact on the Cleco Holdings’ credit facility.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Long-Term Purchase Obligations
Cleco Holdings had no unconditional long-term purchase obligations at December 31, 2019. Cleco Power and Cleco Cajun have several unconditional long-term purchase obligations primarily related to the purchase of petroleum coke, limestone, energy delivery facilities, information technology outsourcing, natural gas storage, network monitoring, and software maintenance. The aggregate amount of payments required under such obligations at December 31, 2019, is as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2020	$28,741	$89,490
2021	29,832	35,986
2022	18,025	19,311
2023	7,751	8,782
2024	7,740	9,829
Thereafter	13,242	14,474
Total long-term purchase obligations	$105,331	$177,872

Cleco’s payments under these agreements for the years ended December 31, 2019, 2018, and 2017 were $94.8 million, $70.5 million, and $47.0 million, respectively. Cleco Power’s payments under these agreements for the years ended December 31, 2019, 2018, and 2017 were $35.3 million, $60.7 million, and $44.2 million, respectively.

CLECO
CLECO POWER	2019 FORM 10-K

Other
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs. For more information on AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs” and Note 6 — “Regulatory Assets and Liabilities — AROs.”

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
On March 1, 2019, Cleco Power began to operate Dolet Hills Power Station from June through September of each year; however, Dolet Hills Power Station will continue to be available to operate in other months, as needed. Cleco Power will continue to evaluate the cost of operating the Dolet Hills Power Station compared with other alternatives and decide the best course of action for the Dolet Hills Power Station within the LPSC regulatory requirements and recovery mechanism. In January 2020, Cleco Power’s joint owner in Dolet Hills Power Station unilaterally entered into a settlement with the Arkansas Public Service Commission to seek regulatory approval to retire the Dolet Hills Power Station by the end of 2026. While this settlement does not bind Cleco Power to agree to retire the Dolet Hills Power Station by 2026, management is unable to predict the effects an early closure agreement would have on the recovery value of the plant. In addition, Cleco Power and its joint owner are in discussions around their joint venture in the Oxbow mine and their obligations under the associated mining agreement with Dolet Hills Lignite Company. Any early closure of the mine could result in increased costs billed through fuel, which management currently believes are recoverable.

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
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2019, 2018, and 2017.
At December 31, 2019, Cleco Holdings had accounts payable of $33.8 million due from Cleco Group primarily for affiliate settlement of taxes payable. At December 31, 2018, Cleco Holdings had no accounts payable due to Cleco Group.
For the year ended December 31, 2019, Cleco Holdings made no distribution payments to Cleco Group. For the year ended December 31, 2018, Cleco Holdings made $71.4 million of distribution payments to Cleco Group.

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
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Support Group
Other operations and maintenance	$73,090	$56,669	$50,572
Taxes other than income taxes	$(73)	$6	$(13)
Other expense	$64	$290	$255
Cleco Holdings
Other expense	$—	$1,007	$361

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group and transmission services to Cleco Cajun. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

CLECO
CLECO POWER	2019 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Other operations revenue
Cleco Cajun	$7,471	$—	$—
Affiliate revenue
Support Group	3,088	874	851
Cleco Cajun	37	—	—
Other income
Cleco Holdings	149	1,092	494
Total	$10,745	$1,966	$1,345

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31,
	2019		2018
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$10,351	$194	$699	$88
Support Group	3,172	13,890	2,619	7,755
Cleco Cajun	958	39	—	—
Total	$14,481	$14,123	$3,318	$7,843

During 2019, 2018, and 2017, Cleco Power made $20.0 million, $121.4 million, and $135.0 million, respectively, of distribution payments to Cleco Holdings. Cleco Power received no equity contributions from Cleco Holdings in 2019, 2018, and 2017.
Cleco Power is the pension plan sponsor and the related trust holds the assets. The net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco Power’s affiliates is transferred with a like amount of assets to Cleco Power monthly. The following table shows the expense of the pension plan related to Cleco Power’s affiliates for the years ended 2019 and 2018:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018
Support Group	$1,316	$1,963
Cleco Cajun	$239	$—

Note 17 — Intangible Assets, Intangible Liabilities, and Goodwill
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset is expected to be fully amortized in 2020. The intangible asset’s expected amortization expense is based on the estimated collections from Cleco Power’s customers. At the end of its life, the asset will have no residual value. Cleco Katrina/Rita records amortization expense based on actual collections. At the date of the 2016 Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed at such date.
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. The intangible assets related to the power supply agreements are amortized over the remaining life of each applicable contract ranging between 3 years and 15 years and the amortization is included in Electric operations on Cleco’s Consolidated Statements of Income.
As a result of the Cleco Cajun Transaction, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. The fair value of intangible assets of $98.9 million and intangible liabilities of $14.2 million was reflected in the purchase price allocation. At the end of their life, these intangible assets and liabilities will have no residual value. These intangibles are amortized over the remaining life of each applicable contract ranging between two years and eight years. The amortization is included in Electric operations on Cleco’s Consolidated Statement of Income.
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. An intangible liability of $24.1 million was reflected in the purchase price allocation and is being amortized using the straight-line method over the estimated remaining life of the LTSA of seven years. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Consolidated Balance Sheet. For more information on the fair value adjustments of intangible assets and liabilities related to the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recover charges	$20,576	$20,608	$16,772
Trade name	$255	$255	$255
Power supply agreements	$24,273	$9,680	$10,757
Intangible liabilities
LTSA	$3,194	$—	$—
Power supply agreements	$3,234	$—	$—
No impairments for intangibles in the table above for 2019, 2018, and 2017.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Cleco Katrina/Rita right to bill and collect storm recovery charges	$20,576	$20,608	$16,772

CLECO
CLECO POWER	2019 FORM 10-K

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco and Cleco Power:

Cleco
	AT DEC. 31,
(THOUSANDS)	2019	2018
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Trade name	5,100	5,100
Power supply agreements	184,004	85,104
Total intangible assets carrying amount	259,698	160,798
Intangible liabilities
LTSA	24,100	—
Power supply agreements	14,200	—
Total intangible liabilities carrying amount	38,300	—
Net intangible assets carrying amount	221,398	160,798
Accumulated amortization	(115,167)	(76,491)
Net intangible assets subject to amortization	$106,231	$84,307

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2019	2018
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(177,020)	(156,444)
Net intangible assets subject to amortization	$517	$21,093

The following table summarizes the amortization expense related to intangible assets and liabilities expected to be recognized in Cleco’s Consolidated Statements of Income:

Cleco
(THOUSANDS)	INTANGIBLE ASSETS	INTANGIBLE LIABILITIES
For the year ending Dec. 31,
2020	$26,372	$(7,012)
2021	$25,855	$(5,862)
2022	$25,855	$(5,041)
2023	$25,855	$(5,041)
2024	$29,459	$(5,041)
Thereafter	$4,707	$(3,875)

Cleco Power expects to recognize $0.5 million of amortization expense related to intangible assets on its Consolidated Statement of Income in 2020.

Goodwill
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
Cleco conducted its 2019 annual impairment test using an August 1, 2019, measurement date. The fair value of the Cleco Power reporting segment was estimated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and weighted-average cost of capital or discount rate. Changes in these assumptions could materially affect the determination of fair value and goodwill impairment at Cleco Power. Based on the tests performed, management has determined that there was no impairment of Cleco Power’s goodwill for 2019.
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

CLECO
CLECO POWER	2019 FORM 10-K

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balances, Dec. 31, 2016	$1,500
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(3,898)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net gain	(523)
Balances, Dec. 31, 2017	$(2,921)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	3,681
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	1,615
Reclassification of effect of tax rate change	(589)
Balances, Dec. 31, 2018	$1,786
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(18,877)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	(422)
Balances, Dec. 31, 2019	$(17,513)

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2016	$(7,905)	$(5,517)	$(13,422)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(948)	—	(948)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	476	—	476
Reclassification of net loss to interest charges	—	211	211
Balances, Dec. 31, 2017	$(8,377)	$(5,306)	$(13,683)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	954	—	954
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,789	—	1,789
Reclassification of net loss to interest charges	—	254	254
Reclassification of effect of tax rate change	(1,426)	(1,070)	(2,496)
Balances, Dec. 31, 2018	$(7,060)	$(6,122)	$(13,182)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(10,344)	—	(10,344)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	687	—	687
Reclassification of net gain to interest charges	—	254	254
Balances, Dec. 31, 2019	$(16,717)	$(5,868)	$(22,585)

CLECO
CLECO POWER	2019 FORM 10-K

Note 19 — Miscellaneous Financial Information (Unaudited)

Cleco
Quarterly information for Cleco for 2019 and 2018 is shown in the following tables:

				2019
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$344,186	$397,873	$487,971	$409,575
Operating income	$50,586	$87,196	$101,539	$75,573
Net income	$20,557	$44,746	$55,565	$31,797

				2018
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$276,760	$299,261	$358,256	$296,767
Operating income	$44,734	$63,709	$86,110	$50,004
Net income	$10,861	$25,839	$47,360	$10,377
Distributions to member	$19,500	$20,400	$20,600	$10,850

Cleco Power
Quarterly information for Cleco Power for 2019 and 2018 is shown in the following tables:

				2019
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$268,745	$272,972	$344,977	$281,676
Operating income	$44,905	$75,446	$78,132	$49,985
Net income	$26,712	$49,356	$51,527	$20,667
Distributions to member	$—	$—	$—	$20,000

				2018
(THOUSANDS)	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
Operating revenue, net	$279,387	$301,901	$360,899	$299,409
Operating income	$50,521	$72,602	$96,063	$59,786
Net income	$26,004	$43,020	$63,336	$29,897
Distributions to member	$28,000	$43,000	$50,400	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2019. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are ineffective as of December 31, 2019, due to the material weaknesses in internal control over financial reporting discussed below.
In light of the foregoing conclusion, the Registrants undertook additional procedures to allow the Registrants’ management to conclude that the Registrants’ consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Registrants’ financial position, results of operations, and cash flows for the periods presented in such financial statements.

Internal Control Over Financial Reporting

Managements’ Reports on Internal Control Over Financial Reporting
The management of the Registrants are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. The Registrants internal control over financial reporting is a process designed by, or under the supervision of, the Registrants’ principal executive and financial officers and effected by the Registrants’ board of managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
As a result of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The management of the Registrants, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Registrants’ respective internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Based on this assessment, the management of the Registrants concluded that, as of December 31, 2019, the Registrants’ internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting discussed below.
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in South Central Generating in a purchase business combination. Management has excluded South Central Generating from Cleco’s assessment of internal control over financial reporting as of December 31, 2019. South Central Generating is a wholly-owned subsidiary and represented approximately 14% of consolidated total assets as of December 31, 2019, and 30% of consolidated total revenues for the year ended December 31, 2019.
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

CLECO
CLECO POWER	2019 FORM 10-K

to the new application. Subsequent to the implementation, a material weakness related to the design and operation of certain information technology (IT) general controls for information systems that are relevant to the preparation of the financial statements were identified.
Specifically, the Registrants did not sufficiently design and maintain (i) testing and approval controls for program development to ensure the implementation of a new ERP system is aligned with business and IT requirements which contributed to deficiencies related to (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate personnel, and (iii) program change management controls for certain financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately.
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
The deficiencies resulted in immaterial errors and out-of-period adjustments in recorded retail revenue, customer accounts receivable, and unbilled revenue for the interim periods ended June 30, 2019, and September 30, 2019. However, the identified control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Because of these material weaknesses, the management of the Registrants concluded that the Registrants did not maintain effective internal control over financial reporting as of December 31, 2019.

Remediation Plan
The Registrants began taking steps to remediate the underlying cause of these material weaknesses and improve the design and operating effectiveness of its internal control over financial reporting during the three month period ending September 30 2019, and continued this effort through December 31, 2019. This plan includes, but is not limited to the following:

•	Providing additional training and instructional guidance to control owners on management’s expectations for control performance and related evidence to maintain.

•	Reassessing extent of access assigned to users to ensure the access granted is commensurate with each user’s respective roles and responsibilities.

•	Enabled configurations to allow for automated exception identification in key processes.

•	Enhancing the level of precision and addressing identified gaps in the design of existing controls.

•	Designing and implementing new controls (both preventive and detective) to address any gaps in how relevant risks are being addressed.

•	Performing additional monitoring and testing over the implementation and operating effectiveness of existing controls.

•
Performing an assessment of the newly implemented ERP system to identify opportunities for more comprehensive control coverage over identified risks as well as opportunities for enhanced system automation.

As the management of the Registrants continues to evaluate and work to improve the Registrants’ internal control over financial reporting, the Registrants may take additional measures to address these control deficiencies, or the Registrants may modify some of the remediation measures to improve the design and/or operating effectiveness of those measures. Management of the Registrants has made significant progress in its remediation efforts. However, the material weakness in IT general controls and the material weakness over revenue will not be considered remediated until the applicable new controls operate for a sufficient period of time where management is able to conclude, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting, with the exception of the remediation efforts discussed above.

ITEM 9B. OTHER INFORMATION
None

CLECO
CLECO POWER	2019 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Boards of Managers of Cleco
As of March 3, 2020, the Board of Managers of Cleco Holdings is comprised of 12 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 13 managers, including the same 12 managers that comprise the Board of Managers of Cleco Holdings, plus one additional manager, Melissa Stark. The Board of Managers of Cleco Holdings and the Board of Managers of Cleco Power are collectively referred to below as “the Boards.” The managers’ ages, dates of appointment, employment history, and committee assignments as of March 3, 2020, are also set forth below. Each of Ms. Scott and Messrs. Gallot, Gilchrist, and Wainer serve pursuant to one-year agreements which are considered for renewal annually by the Boards. Mr. Fontenot serves by virtue of his position as the CEO, and the other managers are designated for membership by BCI, John Hancock, or MIRA.

Andrew Chapman joined MIRA in 2006. During his 13 years with MIRA, Mr. Chapman has served as a director of utility companies owned in part by MIRA’s funds, including Puget Sound Energy, Duquesne Light Company, Aquarion Water Company, Cleco, and entities related to those holdings. Along with Cleco, he now serves on the board for the entity holding Lordstown Energy Center, a gas-fired power plant in eastern Ohio. Mr. Chapman is 64 years old and became a member of the Boards in 2016. He is the Chair of the Business Planning and Budget Review Committee and a member of the Asset Management Committee, the Leadership Development and Compensation Committee, the Governance and Public Affairs Committee and the Audit Committee.
Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining MIRA in 2006.
Mr. Chapman earned his Masters of Business Administration from the Yale School of Management.

William “Bill” Fontenot has served as the President and CEO of Cleco Holdings since January 2018 and CEO of Cleco Power since February 2019. Mr. Fontenot is 57 years old and was appointed to the Boards in 2018. He is a member of the Asset Management Committee, the Business Planning and Budget Review Committee, and the Governance and Public Affairs Committee. During Mr. Fontenot’s 33 years of service, he managed the development and restructuring efforts of generation projects valued at over $900.0 million, as well as led the development and construction of the $1.0 billion power plant, Madison Unit 3. His previous background was in marketing and the development of merchant power businesses.
Mr. Fontenot serves on the boards of the Council for a Better Louisiana, Association of Edison Illuminating Companies, Southeastern Electric Exchange, and the Central

Louisiana Community Foundation. He is a member of St. Rita Catholic Church.
Mr. Fontenot holds a Bachelor’s of Science degree in electrical engineering from Louisiana State University.

Paraskevas “Paris” Fronimos is a Senior Principal on the Infrastructure and Renewable Resource Investments team of BCI. He is 45 years old and became a member of the Boards in 2019. Mr. Fronimos is the Chair of the Asset Management Committee and a member of the Business Planning and Budget Review Committee.
Mr. Fronimos joined BCI in 2017 and works with the management teams of portfolio companies to unlock and deliver shareholder value. He is primarily engaged with energy and utility companies in the Americas, serving as a Director of Tribus Services Inc., a U.S. utility services company, an Alternate Director of NTS, a Brazilian natural gas pipeline, and an Alternate Director of Isagen, a Colombian power producer. Prior to BCI, Mr. Fronimos was employed by Nova Scotia Power, a Canadian power utility, as a fuels portfolio manager. He has more than 15 years of experience in the energy and utilities space, having worked on environmental and energy policy, developing greenfield energy projects, advising on transactions, and driving fleet and fuel supply optimization activities, including commodity pricing and hedging.
Mr. Fronimos holds a bachelor’s degree in Mineral Resources Engineering from the Technical University of Crete and a Master’s in Business Administration (specializing in Natural Resources and Energy) from the University of Alberta. He is an Energy Risk Professional (ERP®) certified by the Global Association of Risk Professionals.

Richard “Rick” Gallot, Jr. is the President of Grambling State University. He is 53 years old and became a member of the Boards in 2016. Mr. Gallot is a member of the Leadership Development and Compensation Committee and the Governance and Public Affairs Committee.
Mr. Gallot serves on the board of Origin Bancorp, Inc. (Nasdaq: OBNK). He recently served as a Louisiana state senator for District 29, where he held the position of Vice-chair of the Commerce Committee and was a member of the Agriculture, Forestry, Aquaculture, and Rural Development Committee and the Revenue and Fiscal Affairs Committee. He previously served as a member of the Louisiana House of Representatives for District 11, where he served as Chair of the House and Governmental Affairs Committee and was a member of the Executive Committee.
Mr. Gallot obtained his Juris Doctorate from Southern University School of Law and has been a licensed Louisiana Attorney since 1990.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-

CLECO
CLECO POWER	2019 FORM 10-K

based infrastructure contractor specializing in road and bridge construction. He is 60 years old and became a member of the Boards in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.
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

Gerald Hanrahan is a Senior Industry Advisor to the Power and Infrastructure Team at John Hancock. The Power and Infrastructure Team is responsible for transactions in public utility, independent power project and infrastructure financing areas for John Hancock and manages a portfolio of over $21.0 billion in assets spanning over 300 individual investments. Mr. Hanrahan is 59 years old and became a member of the Boards in 2018. He is a member of the Asset Management Committee.
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
Mr. Hanrahan holds a Masters of Business Administration from Babson College and a Bachelor’s of Science degree from Northeastern University.

Christopher Leslie is Executive Chairman of MIRA Americas. Prior to taking that role in July 2016, Mr. Leslie was the CEO of Macquarie Infrastructure Partners Inc., the manager of MIRA’s U.S.-based private infrastructure funds, Macquarie Infrastructure Partners I, II and III, which collectively manage more than $7.0 billion in U.S. and Canadian infrastructure investments. Mr. Leslie is 55 years old and became a member of the Boards in 2016. He is the Chair of the Leadership Development and Compensation Committee.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Jon Perry is a Senior Principal within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing and managing infrastructure investments. He is 43 years old and became a member of the Boards in 2018. Mr. Perry is the Chair of the Audit Committee.
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
Since joining MIRA in 2008, Mr. Rubin has had extensive responsibility for investment origination and execution as well as for management of portfolio investments. He has also served as the CEO of the Moscow-based Macquarie Russia & CIS Infrastructure Fund, and has been a director of a number of MIRA portfolio companies in the energy, transportation, and communications sectors. Mr. Rubin is currently a director of Lordstown Energy Center, a 940 MW gas-fired power plant construction project in Ohio. Mr. Rubin is also the director of the UK subsidiary of Wheelabrator Technologies, Inc. Prior to joining MIRA, Mr. Rubin was a Vice President in JPMorgan’s North American mergers and acquisitions team.
Mr. Rubin holds a Bachelor of Commerce and a Bachelor of Laws degree from the University of Queensland.

Peggy Scott currently serves as the Chair of the Boards. She served as Chairperson and Interim CEO of Cleco Holdings from February 9, 2017, through December 31, 2017. She also serves on Cleco’s Audit Committee and Governance and Public Affairs Committee. Presently, Ms. Scott advises diverse industries, including healthcare and technology. She is 68 years old and became a member of the Boards in 2016.
Ms. Scott serves on the boards of The Eastern Company (Nasdaq: EML) and Health Insurance Innovations, Inc. (Nasdaq: HIIQ). Previously, she served as the Executive Vice President, Chief Operating Officer and CFO of Blue Cross Blue Shield of Louisiana (BCBS) and as Chief Strategy Officer. Prior to BCBS, Ms. Scott was an office Managing Partner with Deloitte and held executive positions in U.S. and International companies where she led transformations, growth strategies, and operations in seven foreign countries.
Ms. Scott was named one of the ten Outstanding Young Women of America, featured in the Wall Street Journal as National Financial Executive of the year, and inducted into the American Institute of CPAs’ Hall of Fame. She is in the Louisiana State University’s Alumni Hall of Distinction, named a Tulane Outstanding Alumnus and holds a Ronald Reagan presidential citation.
Ms. Scott is a CPA and also is certified in Valuations and Forensics. She holds a Masters of Business Administration from Tulane University and a Bachelor’s of Science degree in accounting from Louisiana State University.

Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC, which she established in 2003 to provide independent directors and officers for special purpose entities. She is 57 years old and was appointed in 2016 as a special independent manager of

CLECO
CLECO POWER	2019 FORM 10-K

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
Ms. Stark holds a Masters of Business Administration in Finance from New York University Stern School of Business.

Steven Turner is a Senior Portfolio Manager within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing, and managing infrastructure investments. He is 47 years old and became a member of the Boards in 2016. Mr. Turner is the Chair of the Governance and Public Affairs Committee and a member of the Business Planning and Budget Review Committee and the Leadership Development and Compensation Committee.
Mr. Turner serves on the board of Corix Infrastructure Inc., a privately-held waste/wastewater and utility holding company based in Vancouver, British Columbia. He is also a past director of Macquarie Utilities Inc. and Aquarion Water Company (Aquarion), the parent companies to a suite of New England-based water utilities.
Mr. Turner has over 15 years of experience in equity capital markets. Prior to joining BCI, he held positions as an Associate with Ventures West Management, a leading Canadian venture capital firm and as an Associate Equity Analyst with Raymond James Ltd., a full service brokerage firm.

Mr. Turner has a Bachelor’s of Science degree in Environmental Engineering from Montana Tech of the University of Montana and holds a Masters of Business Administration from the University of Victoria. He is also a registered Professional Engineer in the Province of British Columbia, a Chartered Financial Analyst charter holder and holds the ICD.D designation.

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana’s Northshore and in New Orleans. He is 60 years old and became a member of the Boards in 2016. Mr. Wainer is a member of the Business Planning and Budget Review Committee and the Governance and Public Affairs Committee. He is the developer of some of the most successful commercial developments in the New Orleans area and past chairman of the Northshore Business Council. His business affiliations include partner at Wainer Brothers, All State Financial Company and Circle West Trailer Park Company; president of Quality Properties, Inc., Regent Lands, Inc., Flowers, Inc., Upside Down Cajun Brands, Inc., Louisiana Properties, Inc., Tamco, Inc., Riverhill, Inc., Metro Credit Services, Inc. and Pan American Investors, Inc., and manager of Advance Mortgage Company, LLC.
Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of March 3, 2020, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Holdings Cleco Power Cleco Cajun

President and CEO since January 2018.

CEO since February 2019; President and CEO from January 2018 to February 2019; Interim CEO from February 2017 to December 2017; Chief Operating Officer from April 2016 to February 2017; Senior Vice President - Utility Operations from March 2012 to April 2016.

CEO since February 2019.
(Age 57; 33 years of service)

Kazi K. Hasan Cleco Holdings Cleco Power Cleco Cajun	CFO since October 2018; Chief Risk Officer, AES Corporation from late 2014 to May 2018. CFO since February 2019. (Age 49; 1 year of service)
Julia E. Callis (1) Cleco Holdings Cleco Power	Chief Compliance Officer and General Counsel since April 2016; Associate General Counsel and Corporate Secretary from November 2011 to April 2016. (Age 51; 12 years of service)
Anthony L. Bunting Cleco Holdings Cleco Power

Chief Transformation Officer since February 2019; Chief Administrative Officer from April 2016 to February 2019; Vice President - Transmission & Distribution Operations from March 2012 to April 2016.
(Age 60; 28 years of service)

Robert R. LaBorde, Jr. Cleco Holdings Cleco Power

Chief Operations Officer since February 2019; Vice President Generation Operations & Environmental Services from April 2016 to February 2019.

Vice President - Generation Operations from November 2012 to April 2016.
(Age 52; 28 years of service)

(1) Ms. Callis will resign from Cleco effective in March 2020.

CLECO
CLECO POWER	2019 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Justin S. Hilton Cleco Power Cleco Holdings Cleco Power	President since February 2019. Vice President MISO Operations from April 2016 to February 2019; General Manager Transmission Strategy from March 2012 to April 2016. (Age 50; 30 years of service)
Robert E. Adrian Cleco Cajun	Chief Operating Officer since November 2018; CEO, eServices, LLC from January 2012 to November 2018. (Age 60; 1 year of service)
J. Robert Cleghorn Cleco Power Cleco Holdings Cleco Power	Vice President Regulatory Strategy since April 2016. General Manager Regulatory Strategy & Planning from March 2012 to April 2016. (Age 61; 32 years of service)
Gregory A. Coco Cleco Power Cleco Holdings Cleco Power	Vice President Transmission & Distribution Operations since April 2016. General Manager Brame Energy Center from March 2013 to April 2016. (Age 60; 38 years of service)
Patrick M. Dupuy Cleco Holdings	Interim Vice President Asset Optimization since February 2019; Plant Manager, Dolet Hills Power Station from November 2002 to February 2019. (Age 57; 34 years of service)
Kristin L. Guillory Cleco Cajun Cleco Holdings Cleco Power

President since September 2019.

Treasurer from February 2018 to September 2019; General Manager Finance and Assistant Treasurer from May 2016 to February 2018; Manager Finance, Risk and Analytics & Assistant Treasurer from December 2013 to May 2016.
(Age 37; 15 years of service)

Jeremy J. Kliebert Cleco Holdings

Associate General Counsel since March 2019; Vice President, Deputy General Counsel, Chief Data Privacy Officer, Chief IP Counsel, and Chief Privacy Counsel, Albemarle Corporation from December 2017 to March 2019; Vice President, Deputy General Counsel, Chief IP Counsel and Data Privacy Counsel, Albemarle Corporation from January 2015 to December 2017.
(Age 44; <1 year of service)

F. Tonita Laprarie Cleco Holdings Cleco Power Cleco Cajun	Controller & Chief Accounting Officer since July 2016; General Manager Audit & Risk from March 2014 to July 2016. Controller & Chief Accounting Officer since February 2019. (Age 55; 19 years of service)
Mark A. Madsen Cleco Holdings	Chief Digital & Information Officer since May 2019; Chief Information Officer, Vice President of IT - Waste Management Inc. from March 2010 to January 2019. (Age 50; <1 year of service)
Normanique G. Preston Cleco Holdings

Chief Human Resources & Diversity Officer since September 2019; Vice President Human Resources from August 2018 to September 2019; Vice President - Human Resources, Dynegy, Inc. from November 2015 to June 2018.
(Age 53; 1 year of service)

Joel M. Prevost Cleco Holdings Cleco Power	Vice President Asset Management since April 2016; General Manager T&D Engineering & Construction from March 2012 to April 2016. (Age 59; 38 years of service)
Eric A. Schouest Cleco Power Cleco Cajun Cleco Holdings Cleco Power

Vice President Governmental Affairs since September 2019.

President from February 2019 to September 2019; Interim President from May 2018 to February 2019.

Vice President Governmental Affairs from March 2018 to May 2018; Vice President Marketing South from August 2016 to March 2018; General Manager Governmental Affairs/Regulatory Sales from February 2013 to August 2016.
(Age 54; 18 years of service)

Dean C. Sikes Cleco Holdings Cleco Power	Vice President Engineering, Construction & Project Management since April 2016; General Manager Generation Engineering & Construction from March 2013 to April 2016. (Age 56; 32 years of service)
Marty A. Smith Cleco Power Cleco Holdings

Vice President Marketing since May 2018; Vice President Marketing North from January 2017 to May 2018; General Manager Distribution Engineering & Real Estate from February 2013 to April 2016.

General Manager Corporate Safety from April 2016 to January 2017.
(Age 58; 28 years of service)

Russell L. Snyder Cleco Power

Vice President Generation Operations since February 2019; General Manager Southern Gas Fleet from May 2016 to February 2019; Manager - Power Plant (>500 MW) from February 2010 to May 2016.
(Age 59; 35 years of service)

CLECO
CLECO POWER	2019 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Terry J. Whitmore Cleco Holdings Cleco Power

Vice President Transmission Services since February 2019.

General Manager Transmission Strategy from May 2016 to February 2019; Manager - Transmission Strategy & Support from March 2012 to May 2016.
(Age 56; 30 years of service)

Audit Committee
Cleco has a separately-designated standing audit committee. The members of Cleco’s Audit Committee are Andrew Chapman, Randy Gilchrist, Jon Perry (who serves as Chair of the committee) and Peggy Scott. The Boards have determined that Andrew Chapman is the Audit Committee financial expert.

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

Executive Summary

2019 Business Highlights
In 2019, the Company performed well operationally and financially and initiated transformational strategic projects. Below are some of our accomplishments for the year:

•	Key Strategic Initiatives

◦	Completed the START project which includes replacement of and improvement to Cleco’s enterprise business applications

◦	Implemented several key elements of the safety strategy focused on improving employee and contractor safety to build a stronger safety culture which resulted in fewer recordable injuries as compared to 2018

◦	Continued capture of potential cost savings identified in the 2017 benchmarking opportunity assessment

◦	Increased efforts related to cybersecurity

◦	Completed the human resources strategy related to succession planning as well as diversity and inclusion

•	Effective Utility Operations

◦	Effectively restored power following nine storms with a total cost of $25.1 million

•	Key Capital Investments and Regulatory Outcomes

◦	Completed construction on the St. Mary Clean Energy Center project, the Coughlin Pipeline project, and the Terrebonne to Bayou Vista Transmission project

◦	Continuing construction on the Bayou Vista to Segura Transmission project

◦	Continuing the DSMART project

CLECO
CLECO POWER	2019 FORM 10-K

Compensation Philosophy
The compensation principles and philosophy of the Committee are:

•	Executives should be rewarded on performance, and incentives should align interests between management and the Company;

•	Total remuneration (the sum of base salary, annual incentives, long-term incentives, and retirement benefits) should be aligned with the market median;

◦	Newly hired and/or promoted executives should be transitioned to median over time as they become more proficient in their roles;

•	The mix of fixed compensation (base salary and retirement benefits) and variable/at-risk compensation (annual incentive and long-term incentive) should align with market by emphasizing variable/at-risk compensation; and

•	The competitive market for an executive’s compensation will be based on comparable utilities and will not be adjusted for Cleco’s privately held status or location.

Compensation Program Elements
The Committee targets total compensation (made up of the elements described below) to be competitive with the median of the Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2019, we believe that we accomplished our philosophy through the following compensation and benefit components:

2019 PAY ELEMENT	DESCRIPTION
Base Salary	• Fixed pay element • Delivered in cash
Annual Cash Incentive (STIP)
• Performance-based annual incentive plan that pays out in cash
• EBITDA is primary measure for the named executive officers
• Additional metrics include safety, system reliability, customer service, generation fleet availability, and milestone measures

Long-Term Incentives	• Performance-based incentive paid in cash currently with a three-year cycle • Payout is contingent on Average ROE and Total EBITDA, each weighted at 50%
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

Executive Benefits	• SERP (closed to new participants in 2014) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel, and relocation assistance

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met seven times during 2019, including four telephonic meetings. The General Counsel and Chief Compliance Officer attended the Committee meetings on behalf of management but did not participate in the Committee’s executive sessions.
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

•	annually evaluating the performance of the CEO and the CFO and recommending to the Board adjustments in the CEO and CFO’s compensation and benefits;

•	overseeing the administrative committees and periodically reviewing the Company’s benefit plans, including retirement plans;

•	annually reviewing the Committee’s charter and revising as necessary;

•	annually ensuring there is a process for talent and succession management for executives; and

•	reviews and makes recommendations on efforts to promote diversity and inclusion.

The Compensation Consultant
The Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2019 were reviewed by Pay Governance on behalf of the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

•	recommending a group of peer companies to use for market comparisons;

•
reviewing the Company’s executive compensation program, including compensation levels in relation to Company performance, pay opportunities relative to those at comparable companies, short- and long-term incentive targets and metrics, executive retirement benefits, and other executive benefits;

•	reviewing the Company’s Board of Manager compensation program;

•	reporting on emerging trends and best practices in the area of executive and Board of Manager compensation; and

•	attending the Committee meetings.

CLECO
CLECO POWER	2019 FORM 10-K

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

CEO
The CEO discusses with the Committee base salary adjustments, cash incentives, and long-term incentive awards for executives other than himself. The CEO participates in meetings of the Committee to discuss executive compensation, including measures and performance targets but is subsequently excused to allow the independent members of the Committee to meet in executive session.

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
Vectren Corporation was removed from the Peer Group in 2019 due to its acquisition by another company. The Committee will continue to evaluate the Peer Group annually as companies are often acquired, taken private, or grow at a rate that renders them inappropriate for comparison purposes. The Committee evaluates the Peer Group to ensure that peer companies are of similar scope in relation to revenues, assets, and employee count and have a good operational fit.

2019 PEER GROUP COMPANIES
ALLETE, Inc.	Hawaiian Electric Industries, Inc.	Pinnacle West Capital Corporation
Alliant Energy Corporation	IDACORP, Inc.	PNM Resources, Inc.
Avista Corporation	NorthWestern Corporation	Portland General Electric Company
Black Hills Corporation	OGE Energy Corp.
El Paso Electric Company	Otter Tail Corporation

In setting executive compensation levels in 2019, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

Decisions Made in 2019 with Regard to Each Compensation and Benefit Component

Base Salary
The Committee strives to set base salary levels for the executive officers as a group, including the named executive officers, at a level approximating +/-10% of the Comparator Group market median for total remuneration.
Base salaries for the named executive officers in 2019 are shown in the table below:

NAME	2019 BASE SALARY	2019 % CHANGE
Mr. Fontenot	$650,000	13.0%
Mr. Hasan	$400,000	0.0%
Ms. Callis	$285,000	5.6%
Mr. Bunting	$300,000	22.0%
Mr. LaBorde	$265,000	10.4%
Mr. Hilton (1)	$260,000	20.9%
(1) Mr. Hilton is a Cleco Power employee.

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
The table below presents the target STIP opportunities for the named executive officers in 2019:

NAME	TARGET AS % OF BASE SALARY
Mr. Fontenot	100%
Mr. Hasan	50%
Ms. Callis	50%
Mr. Bunting	50%
Mr. LaBorde	50%
Mr. Hilton (1)	50%
(1) Mr. Hilton is a Cleco Power employee.

The 2019 STIP award for the named executive officers was based on the corporate and individual performance measures described below. This includes measures that apply to non-named executive officers and employees. The 2019 corporate performance measures consisted of the elements listed below based on the business unit (weighting):

CLECO
CLECO POWER	2019 FORM 10-K

	CONSOLIDATED		BUSINESS UNIT					MILESTONE MEASURES
	SAFETY	EBITDA	EFORd	PEAK EAF	CUSTOMER SATISFACTION	LPSC SAIDI	EBITDA
Cleco Power	10%	20%	10%		15%	5%	20%	20%
Cleco Support (1)	10%	20%	7.5%	7.5%	7.5%	2.5%	25%	20%
Cleco Cajun	10%	20%	5%	15%			30%	20%
(1) Cleco Support business unit weighting evenly split (50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting)

The Committee included Milestone Measures (Measures) in the 2019 STIP corporate metrics for EMT and other corporate officers weighted at 20%. These Measures were associated with progress milestones on key strategic corporate projects related to affordability, the START project, cybersecurity, and the Human Resources strategy. The Committee put the greatest emphasis on financial performance with EBITDA at both the business unit and consolidated levels. In addition, to continually focus the entire organization on the importance of safety, system reliability, generation fleet availability, and to focus Cleco Power and Cleco Support executives and employees on customer satisfaction the remainder of the bonus opportunity was attributable to these operational measures.
Management recommended the STIP financial performance and other measures to the Committee. Based on the historical performance relative to target and the relative historical performance versus the Peer Group, the Committee reviews, revises as appropriate, and approves the STIP measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2019 STIP Award Levels

Metric # 1: Safety Consolidated — For 2019, the Company included both the frequency of incidents represented by the Total Recordable Incident Rate (TRIR) and the severity of incidents represented by the Days Away, Restricted or Transferred (DART) rate for its safety measure. Each of these measures represents 5% of the overall STIP award for the corporate measures totaling 10% for the safety metric. The targets for both safety measures were based on the average rates of the companies in the Southeastern Electric Exchange, of which Cleco is a member, over the period 2017-2018.

SAFETY - TRIR MATRIX (5%)
PERFORMANCE LEVEL	% OF TRIR TARGET AWARD PAID
Above 0.655	0%
0.586 - 0.655	50%
0.515 - 0.585	100%
0.444 - 0.514	150%
At or below 0.443	200%
2019 Result (0.490)	150%

SAFETY - DART MATRIX (5%)
PERFORMANCE LEVEL	% OF DART TARGET AWARD PAID
Above 0.359	0%
0.301 - 0.359	50%
0.242 - 0.300	100%
0.183 - 0.241	150%
At or below 0.182	200%
2019 Result (0.210)	150%

Metric # 2: EBITDA Consolidated — The following EBITDA matrix was developed to determine performance and payout ranges related to consolidated EBITDA performance in 2019. This measure represents 30% of the overall STIP award for the corporate measures for non-executives and 20% of the overall STIP award for the corporate measures for executives. The final percentage of the financial target award is interpolated based on the performance level.

EBITDA MATRIX - CONSOLIDATED (20%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
Below $496.3 million	0%
Below $534.3 and above $496.3 million	50%
Between $534.3 and $544.1 million	100%
Above $544.1 and below $582.1 million	150%
At or above $582.1 million	200%
2019 Result - $565.1 million	155.3%

Metric # 3: EFORd — This metric represents the probability a generator will fail either completely or in part when its operation is required and is 10% of the overall STIP award for the Cleco Power measures, 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting), and 5% of the overall STIP award for the Cleco Cajun corporate measures. The 2019 target was based on the weighted average performance over the three-year period 2016-2018.

EFORd MATRIX - CLECO POWER (10%)
PERFORMANCE LEVEL	% OF EFORd TARGET AWARD PAID
Above 7.33%	0%
6.55% - 7.33%	50%
5.75% - 6.54%	100%
4.96% - 5.74%	150%
At or below 4.95%	200%
2019 Result (3.6%)	200%

EFORd MATRIX - CLECO CAJUN (5%)
PERFORMANCE LEVEL	% of EFORd TARGET AWARD PAID
Above 13.09%	0%
12.56% - 13.09%	50%
12.02% - 12.55%	100%
11.49% -12.01%	150%
At or below 11.48%	200%
2019 Result (7.5%)	200%

Metric # 4: Peak EAF - Cleco Cajun and Cleco Support — This metric represents the amount of time that the power generation plant is able to produce electricity over a peak period (defined as May through September, Monday through Friday, hours ending 0700 through 2200), divided by the amount of time in

CLECO
CLECO POWER	2019 FORM 10-K

the peak period and is 15% of the overall STIP award for the Cleco Cajun corporate measures and 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Cajun weighting). The 2019 target was based on the Cajun fleet’s weighted average of the 2018 Peak EAF unit targets.

PEAK EAF MATRIX - CLECO CAJUN (15%)
PERFORMANCE LEVEL	% OF PEAK EAF TARGET AWARD PAID
Below 88.51%	0%
At or above 88.51%	100%
2019 Result (96.77%)	100%

Metric # 5: Customer Satisfaction - Cleco Power and Cleco Support — The Company included Customer Satisfaction in its performance measures in 2019 using the JD Power South Midsize segment (JD Power study) for comparison. For the STIP metric, the Company used the 2018 performance of the JD Power study to set the target. In addition, the Company compared its overall performance against its peers in the JD Power study. This metric represents 15% of the overall STIP award for Cleco Power corporate measures and 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting). The Committee used discretion to decrease the payout for officers to 50% of the target based on its review of 2019 performance. The resulting payout for 2019 was calculated as follows:

CUSTOMER SATISFACTION MATRIX - CLECO POWER (15%)
PERFORMANCE LEVEL	% OF CUSTOMER SATISFACTION TARGET AWARD PAID
Below 675	0%
675 - 715	50%
716 - 736	100%
737 - 745	150%
At or above 746	200%
2019 Result (717)	100%
Committee Discretion	(50)%
Resulting Total Payout	50%

Metric # 6: LPSC SAIDI - Cleco Power and Cleco Support — SAIDI measures the average amount of time a customer’s service is interrupted during the year and is measured in hours per customer per year. The 2019 LPSC SAIDI goal was based on the long-term goal of consistent performance improvement compared to the LPSC target. This metric represents 5% of the overall STIP award for the Cleco Power corporate measures and 2.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting).

LPSC SAIDI MATRIX - CLECO POWER (5%)
PERFORMANCE LEVEL	% OF LPSC SAIDI TARGET AWARD PAID
Above 2.87	0%
At or below 2.87	100%
2019 Result (2.64)	100%

Metric # 7: EBITDA — The following EBITDA matrix was developed to determine performance and payout ranges related to EBITDA performance in 2019. This measure represents 30% for Cleco Power, 35% for Cleco Support (Cleco Support employees weighting 50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting), 40% for Cleco Cajun of the overall STIP award for the corporate measures for non-executives and 20% for Cleco Power, 25% for Cleco Support (Cleco Support employees weighting is 50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting), 30% for Cleco Cajun of the overall STIP award for the corporate measures for executives. The final percentage of the financial target award is interpolated based on the performance level.

EBITDA MATRIX - CLECO POWER (20%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
Below $407.6 million	0%
Below $440.7 and above $407.6 million	50%
$440.7 million	100%
Above $440.7 and below $473.7 million	150%
At or above $473.7 million	200%
2019 Result - $438.7 million	97.0%

EBITDA MATRIX - CLECO CAJUN (30%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
Below $88.7 million	0%
Below $93.6 million and $88.7 million	50%
Between $93.6 and $103.4 million	100%
Above $103.4 and below $108.4 million	150%
At or above $108.4 million	200%
2019 Result - $126.4 million	200%

Metric # 8: Milestone Measures — Cleco officers had an additional STIP metric for 2019. This metric represents 20% of the overall STIP award for the corporate measures for executives and measures progress on certain strategic initiatives. The four broad initiatives included the affordability effort (5%), the business application strategy (5%), cybersecurity (5%), and the Human Resources strategy (5%). The Committee evaluated the performance of each initiative and determined the 2019 result for the Milestone Measures as follows.

MILESTONE MEASURES (20%)
2019 RESULTS	% OF MILESTONE TARGET AWARD PAID
Cleco Power	70%
Support Group	70%
Cleco Cajun	100%

CLECO
CLECO POWER	2019 FORM 10-K

Total Payout for EMT Cleco Power: The calculated STIP payout for Cleco Power was 112% of target. The resulting total STIP corporate payout for 2019 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		150%		15%
EBITDA Consolidated	20%		155.3%		31.1%
EFORd	10%		200%		20%
Customer Satisfaction	15%		50%		7.5%
LPSC SAIDI	5%		100%		5%
EBITDA	20%		97%		19.4%
Milestone Measures	20%		70%		14%
Total	100%				112%

Total Payout for EMT Cleco Support: The calculated STIP payout for Cleco Support was 128.5% of target. The resulting total STIP corporate payout for 2019 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		150%		15%
EBITDA Consolidated	20%		155.3%		31.1%
EFORd	7.5%		200%		15%
Peak EAF	7.5%		100%		7.5%
Customer Satisfaction	7.5%		50%		3.7%
LPSC SAIDI	2.5%		100%		2.5%
EBITDA	25%		158.9%		39.7%
Milestone Measures	20%		70%		14%
Total	100%				128.5%

Total Payout for EMT Cleco Cajun: The calculated STIP payout for Cleco Cajun was 151.1% of target. The resulting total STIP corporate payout for 2019 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		150%		15%
EBITDA Consolidated	20%		155.3%		31.1%
EFORd	5%		200%		10%
Peak EAF	15%		100%		15%
EBITDA	30%		200%		60%
Milestone Measures	20%		100%		20%
Total	100%				151.1%

The Committee also has the authority to adjust the amount of any individual STIP award upon recommendation by the CEO. Adjustments for the STIP participants, except for the named executive officers and other members of EMT, may be made by the CEO at his discretion. Adjustments are based on the annual performance review process.

Long-Term Compensation
In 2019, the Committee continued a cash-based LTIP and issued grants for the three-year cycle for the performance period ending December 31, 2021. The metrics for the LTIP cycle issued in 2019 are weighted 50% on the three-year Average ROIC and 50% on the three-year cumulative Total EBITDA.
Each executive officer’s target LTIP award level is set, so in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of our Peer Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary:

NAME	TARGET AS % OF BASE SALARY
Mr. Fontenot	231%
Mr. Hasan	110%
Ms. Callis	110%
Mr. Bunting	110%
Mr. LaBorde	110%
Mr. Hilton	110%

2017-2019 LTIP Award
The Leadership Development & Compensation Committee approved an overall award level of 106.04% of target for the LTIP three-year performance cycle that ended on December 31, 2019. This award level represents an average ROE of 9.432% and a cumulative EBITDA of $1,386.85 million over the three-year performance period. This award will be paid in cash and is included in column G of the Summary Compensation Table for 2019.

Retirement Plans - Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that members of the Boards, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Members of the Boards may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within our industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Actual participation in the plan is voluntary. The notional investment options made available to participants are selected by the CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2019.

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
Generally, benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (Pension Plan), certain employer contributions to the 401(k) Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2019.

CLECO
CLECO POWER	2019 FORM 10-K

In 2011, the Committee amended SERP to eliminate the business transaction benefit previously included in SERP, as well as the requirement that a SERP participant be a party to an employment agreement to receive change in control benefits.
In July 2014, the Cleco Corporation Board of Directors voted to close SERP to new participants. With regard to current SERP participants, two participants have agreed to fix the base compensation portion of their SERP calculation as of December 31, 2019. Additionally, they have agreed to use target rather than actual awards under the annual incentive plan for years 2016 and 2019 for the average incentive award portion of the SERP calculation. A third participant’s SERP benefit will be set at a specified amount based upon the year of separation.
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

Change in Employment Status and Change in Control Events
During 2019, the Company had no employment agreements with named executives other than the agreement with Mr. Fontenot as President & CEO. The Company may enter into employment agreements with its executives generally in connection with recruiting efforts. The standard agreement provides for a non-renewing term, generally two years, and does not contain a change in control tax gross-up provision.

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

•	Reportable compensation - to further evaluate total compensation; to evaluate total compensation of the CEO

CLECO
CLECO POWER	2019 FORM 10-K

compared to the other executive officers; and to otherwise evaluate internal equity among the named officers.

•	Post-employment payments - reviewed pursuant to the potential separation events discussed in “Potential Payments at Termination or Change in Control.”

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

IRC Section 162(m)
IRC Section 162(m) limits to $1,000,000 the amount Cleco may deduct in a tax year for compensation paid to the CEO, CFO, and each of the four other most highly compensated executive officers.
The Committee took actions considered appropriate to preserve the deductibility of compensation paid to executive officers, but the Committee did not adopt a formal policy that required all compensation to be fully deductible. As a result, the Committee may have paid or awarded compensation that it deemed necessary or appropriate to achieve our business goals and to align the interests of our executives with those of Cleco’s investors, whether or not the compensation was fully deductible under IRC Section 162(m).

CLECO
CLECO POWER	2019 FORM 10-K

Executive Officers’ Compensation

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)(1)	ALL OTHER COMPENSATION ($)	TOTAL ($)
A	B	C	D	E	F	G	H
William G. Fontenot,	2019	$639,616	$345,000	$1,171,839	$1,402,994	$17,293	$3,576,742
President & CEO	2018	$552,885	$0	$819,412	$0	$12,921	$1,385,218
	2017	$362,904	$0	$475,460	$2,552,193	$13,681	$3,404,238

Kazi K. Hasan,	2019	$400,008	$0	$257,005	$0	$31,324	$688,337
CFO	2018	$46,155	$0	$0	$0	$942	$47,097

Julia E. Callis, (2)	2019	$282,923	$67,500	$479,222	$544,561	$13,762	$1,387,968
Chief Compliance Officer & General Counsel	2018	$268,846	$0	$486,712	$0	$13,616	$769,174
	2017	$253,462	$0	$285,550	$439,225	$20,292	$998,529

Anthony L. Bunting,	2019	$292,523	$61,500	$465,619	$598,968	$21,262	$1,439,872
Chief Transformation Officer	2018	$245,389	$0	$452,027	$886,982	$18,806	$1,603,204
	2017	$237,431	$0	$293,520	$562,686	$11,712	$1,105,349

Robert R. LaBorde, Jr.,	2019	$261,539	$60,000	$363,152	$519,366	$12,703	$1,216,760
Chief Operations Officer	2018	$239,231	$0	$356,506	$0	$28,490	$624,227
	2017	$229,385	$0	$197,844	$374,676	$13,705	$815,610

Justin S. Hilton,	2019	$253,769	$107,500	$269,359	$381,155	$7,033	$1,018,816
President - Cleco Power

(1)
Amounts in this column include the change in pension value year over year. For 2019, this amount includes the change in pension value from 2018 to 2019. Negative changes in the pension value year over year are reported as $0.

(2) Ms. Callis will resign from Cleco effective in March 2020.

General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the four other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2019, December 31, 2018, and December 31, 2017 (the “named executives” or “named executive officers”). Compensation components represent both payments made to the named executive officers during the year and other forms of compensation, as follows:

•
Column C, “Salary;” Column D, “Bonus;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash compensation earned by the named executive in 2019, 2018, or 2017.

•
The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2019, 2018, and 2017 under the Pension Plan and SERP, as applicable. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.” The 2019 changes shown in Column F are due in part to the actuarial impact from a decrease in the discount rate used to calculate future benefits under the Pension Plan and SERP. Negative changes, if any, are reported as zero. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “— Compensation Discussion and Analysis — Decisions Made in 2019 with Regard to Each Compensation and Benefit Component — Base Salary.” In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2019, 2018, and 2017 base pay made by Mr. Fontenot and Mr. LaBorde, and of 2019 base pay made by Mr. Hasan, pursuant to the Deferred Compensation Plan also is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to the Committee typically on an annual basis, and if approved, usually are implemented in January. Base salary changes made in 2019 for our named executives and the reasons for those changes are discussed in “— Compensation Discussion and Analysis — Decisions Made in 2019 with Regard to Each Compensation and Benefit Component — Base Salary.”

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2019, 2018, or 2017. Amounts in this column for 2019 represent special awards made to the named executive officers for completion of the Cleco Cajun Transaction. No such awards were earned in 2018 and 2017 by the named executive officers.

CLECO
CLECO POWER	2019 FORM 10-K

Non-Equity Incentive Plan Compensation
Column E, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2019 that will be paid in March 2020 under the STIP; earned during 2018 and paid in March 2019 under the STIP; and earned during 2017 and paid in March 2018 under the STIP. Deferral of annual cash incentive payments made by Mr. Fontenot and Mr. LaBorde pursuant to the Deferred Compensation Plan also is included in Column E and is further detailed in the “Nonqualified Deferred Compensation” table. Column E also includes cash awards earned during 2019 that will be paid in March 2020 and earned during 2018 that were paid in March 2019 for the LTIP performance periods ended December 31, 2019, and December 31, 2018, respectively.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column F represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2019, 2018, and 2017 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2019, 2018, and 2017; rather, these amounts represent the present value of future retirement payments we project will be made to each named executive. Changes in the present value of the Pension Plan and SERP benefits from December 31, 2018, to December 31, 2019; from December 31, 2017 to December 31, 2018; and from December 31, 2016, to December 31, 2017, result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column F are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Committee in conjunction with its annual tally sheet analysis. An explanation of why the Company uses SERP and its relationship to other compensation elements can be found in “Decisions Made in 2019 With Regard to Each Compensation and Benefit Component.”
Column F also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2019, 2018, and 2017.

All Other Compensation
Payments made to or on behalf of our named executive officers in Column G, “All Other Compensation,” include the following:

•	Contributions by Cleco under the 401(k) Plan on behalf of the named executive officers;

•	Term life insurance premiums paid for the benefit of the named executive officers;

•	Spousal travel;

•	For 2019, for Mr. Hasan, moving expenses reimbursed by the Company; and

•	Federal Insurance Contributions Act (FICA) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

The value of the Column G items for 2019 for each named executive officer is as follows:

	MR. FONTENOT	MR. HASAN	MS. CALLIS	MR. BUNTING	MR. LABORDE	MR. HILTON
Cleco Contributions to 401(k) Plan	$11,200	$16,000	$12,918	$9,554	$12,141	$6,515
Taxable Group Term Life Insurance	830	158	350	1,382	350	350
Spousal Travel	5,263	145	0	0	0	168
Moving Expenses	0	15,021	0	0	0	0
FICA Tax on SERP	0	0	494	10,325	211	0
Total Other Compensation	$17,293	$31,324	$13,762	$21,261	$12,702	$7,033

NAME	GRANT DATE	ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (STIP)			ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (2019-2021 LTIP GRANT)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
A	B	C	D	E	F	G	H
Mr. Fontenot	01/01/19	$0	$650,000	$1,300,000	$0	$1,500,000	$3,000,000
Mr. Hasan	01/01/19	$0	$200,000	$400,000	$0	$440,000	$880,000
Ms. Callis	01/01/19	$0	$142,500	$285,000	$0	$313,500	$627,000
Mr. Bunting	01/01/19	$0	$150,000	$300,000	$0	$330,000	$660,000
Mr. LaBorde	01/01/19	$0	$132,500	$265,000	$0	$291,500	$583,000
Mr. Hilton	01/01/19	$0	$130,000	$260,000	$0	$286,000	$572,000

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

Estimated Future Payments under Non-Equity Incentive Plan Awards (STIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2019 with Regard to Each Compensation and Benefit Component — Annual Cash Incentive” for a discussion of our 2019 STIP award calculations.

CLECO
CLECO POWER	2019 FORM 10-K

Estimated Future Payments under Non-Equity Incentive Plan Awards (LTIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2019 with Regard to Each Compensation and Benefit Component — Long-Term Compensation” for a discussion of our grants made in 2019.

Pension Benefits

NAME	PLAN NAME (s)	NUMBER OF YEARS OF CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)
Mr. Fontenot	Cleco Corporate Holdings LLC Pension Plan	33	$2,016,802	$0
	Cleco Corporation SERP	33	$4,563,348	$0
Mr. Hasan(1)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Ms. Callis(2)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	12	$2,229,935	$0
Mr. Bunting	Cleco Corporate Holdings LLC Pension Plan	27	$1,848,982	$0
	Cleco Corporation SERP	27	$3,345,583	$0
Mr. LaBorde(3)	Cleco Corporate Holdings LLC Pension Plan	16	$609,978	$0
	Cleco Corporation SERP	11	$1,758,151	$0
Mr. Hilton(4)	Cleco Corporate Holdings LLC Pension Plan	30	$1,438,362	$0
	Cleco Corporation SERP	0	$0	$0
(1) Mr. Hasan is not a participant in the SERP or the Pension Plan as he was hired after both plans were closed to new participants.
(2) Ms. Callis is not a participant in the Pension Plan as she was hired after the plan was closed to new participants.
(3) Mr. LaBorde has prior years of service credit under the Pension Plan. He is not currently a participant in the Plan because he was rehired after the Pension Plan was closed to new participants in 2007.
(4) Mr. Hilton is not a participant in the SERP as his appointment to his current position was after the plan was closed to new participants.

General
The Company provides executive officers who meet certain tenure requirements benefits from the Pension Plan and SERP. Vesting in the Pension Plan requires five years of service with the Company. With the exception of Mr. Hasan and Ms. Callis, each of the named executive officers is fully vested in the Pension Plan. Mr. Hasan and Ms. Callis, having been hired after August 1, 2007, were not eligible to participate in the Pension Plan and were included in an enhanced 401(k) Plan for those employees hired on or after August 1, 2007. Mr. LaBorde is fully vested in the Pension Plan based on previous service with the Company. Having been rehired after August 1, 2007, he was no longer eligible to participate in the Pension Plan and was included in an enhanced 401(k) Plan for those employees hired (or rehired) on or after August 1, 2007.
Vesting in SERP requires ten years of service. Under the terms of SERP, automatic vesting occurs upon a Change in Control if a participating executive is involuntarily terminated from the Company. Mr. Fontenot, Ms. Callis, Mr. Bunting, and Mr. LaBorde are all fully vested in the SERP based on years of service. Mr. Hasan and Mr. Hilton are not participants in the SERP.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2019. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 3.43%. Other material assumptions relating to the valuation include use of the Pri-2012 Employee and Healthy Retiree gender distinct mortality tables projected generationally using Scale MP-2019 (using White Collar for SERP present values and no collar for Qualified Plan present values), assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment.
The sum of the change in actuarial value of the Pension Plan during 2019 and the change in value of SERP is included in Column F, “Change in Pension Value and Nonqualified

Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

Pension Plan
The Cleco Corporate Holdings LLC Pension Plan, restated effective May 10, 2017, is a defined benefit plan funded entirely by employer contributions. Effective August 1, 2007, the Pension Plan was closed to new participants. Employees hired or rehired on or after August 1, 2007 are eligible to participate in an enhanced 401(k) Plan. Mr. Fontenot, Mr. Bunting, and Mr. Hilton were hired prior to August 1, 2007.
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, the value of benefits accrued or paid (including dividends) under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2019, the amount of earnings was further limited to $280,000 as prescribed by the IRS.
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor

CLECO
CLECO POWER	2019 FORM 10-K

3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The pension factor varies with the retirement year. For 2019, the applicable factor was 1.25%. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $225,000 in 2019. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

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
In July 2014, Cleco Corporation’s Board of Directors closed SERP to new participants. In August 2016, the Company’s Board of Managers voted to freeze salary and bonus components used in the final compensation calculation as of December 31, 2017, for two current participants, Ms. Callis and Mr. LaBorde. In December 2017, the Company entered into an employment agreement with Mr. Fontenot as its CEO, the terms of which amended the calculation of Mr. Fontenot’s SERP benefit to include a fixed benefit depending upon the year Mr. Fontenot separates from the Company. In May 2018, the Company amended the calculation of Mr. Bunting’s SERP benefit to include a predetermined benefit depending on the year that Mr. Bunting separates from the Company. With regard to former employees or their beneficiaries, all terms of SERP will continue.

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of December 31, 2019. Amounts shown for former executives reflect actual payments.

	ESTIMATED PAYMENTS AT 55 (OR ACTUAL ATTAINED AGE IF GREATER THAN 55)
	PENSION	SERP	TOTAL
Mr. Fontenot	$110,379	$109,621	$220,000
Mr. Hasan	$0	$0	$0
Ms. Callis	$0	$112,036	$112,036
Mr. Bunting	$97,134	$112,866	$210,000
Mr. LaBorde	$40,020	$61,478	$101,498
Mr. Hilton	$93,386	$0	$93,386

Nonqualified Deferred Compensation

NAME	EXECUTIVE OFFICER CONTRIBUTIONS IN 2019 ($)(1)	COMPANY CONTRIBUTIONS IN 2019 ($)	AGGREGATE EARNINGS IN 2019 ($) (2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS IN 2019 ($)	AGGREGATE BALANCE AT DECEMBER 31, 2019 ($)(3)
A	B	C	D	E	F
Mr. Fontenot	$239,481	$0	$251,007	$0	$1,625,061
Mr. Hasan	$10,000	$0	$877	$0	$10,877
Ms. Callis	$0	$0	$0	$0	$0
Mr. Bunting	$0	$0	$0	$0	$0
Mr. LaBorde	$37,727	$0	$84,215	$0	$523,513
Mr. Hilton	$0	$0	$0	$0	$0
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2019 and are included in the amounts shown in Columns C and G, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.

CLECO
CLECO POWER	2019 FORM 10-K

Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Mr. Fontenot, Mr. Hasan, and Mr. LaBorde elected to participate in the Deferred Compensation Plan during 2019. All deferral elections for 2019 were made prior to the beginning of 2019 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
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

Potential Payments at Termination or Change in Control
The following tables “Potential Payments at Termination or Change in Control” detail the estimated value of payments and benefits provided to each of our named executive officers assuming the following separation events occurred as of December 31, 2019: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. The Company has selected these events based on long-standing provisions in our employee benefit plans such as the Pension Plan and 401(k) Plan, or because their use is common within the industry and Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the STIP, LTIP, and SERP.
At its October 2011 meeting, Cleco Corporation’s Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014 and July 2015, the Cleco Corporation’s Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2019, all of the named executive officers were covered by the Executive Severance Plan.
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

CLECO
CLECO POWER	2019 FORM 10-K

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
Subject to the conditions described above, upon a Change in Control, SERP benefits are: (i) fully vested;

CLECO
CLECO POWER	2019 FORM 10-K

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
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2019. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under our STIP and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the STIP, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to the Company to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to the Company to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Annual Report on Form 10-K are assumed to occur in the past, as of December 31, 2019.

Mr. Fontenot
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$650,000	$0	$1,845,349
Annual Cash Bonus	0	821,907	821,907	821,907	821,907	0	0
Long-Term Incentive	0	1,683,265	1,683,265	1,683,265	1,683,265	0	3,099,932
Cash Payment in Lieu of Outplacement Services	0	0	0	0	50,000	0	0
Present Value of Incremental SERP Payments(1)	0	886,726	3,239,523	0	0	(2,267,297)	1,944,376
SERP Supplemental Death Benefit	0	0	1,661,540	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	34,990	0	46,653
Total Incremental Value	$0	$3,391,898	$7,406,235	$2,505,172	$3,240,162	$(2,267,297)	$7,019,810
(1) As of December 31, 2019, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Hasan
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$400,000	$0	$800,000
Annual Cash Bonus	0	257,005	257,005	0	257,005	0	0
Long-Term Incentive	0	146,667	146,667	0	146,667	0	440,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	34,990	0	46,653
Total Incremental Value	$0	$403,672	$403,672	$0	$863,662	$0	$1,370,153
(1) As of December 31, 2019, Mr. Hasan was not eligible for retirement.

Ms. Callis (1)
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (2)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$285,000	$0	$830,461
Annual Cash Bonus	0	181,779	181,779	0	181,779	0	0
Long-Term Incentive	0	599,943	599,943	0	599,943	0	907,943
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(3)	0	1,473,252	976,101	0	0	(2,155,924)	414,080
SERP Supplemental Death Benefit	0	0	734,713	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	20,322	0	27,096
Total Incremental Value	$0	$2,254,974	$2,492,536	$0	$1,112,044	$(2,155,924)	$2,263,080
(1) Ms. Callis will resign from Cleco effective in March 2020
(2) As of December 31, 2019, Ms. Callis was not eligible for retirement.
(3) As of December 31, 2019, Ms. Callis was vested in SERP payments, which would be forfeited upon termination for cause.

CLECO
CLECO POWER	2019 FORM 10-K

Mr. Bunting
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$300,000	$0	$852,985
Annual Cash Bonus	0	187,947	187,947	187,947	187,947	0	0
Long-Term Incentive	0	568,072	568,072	568,072	568,072	0	878,272
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(1)	0	474,070	1,699,756	0	0	(2,315,525)	913,669
SERP Supplemental Death Benefit	0	0	760,155	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	22,207	0	29,610
Total Incremental Value	$0	$1,230,089	$3,215,930	$756,019	$1,103,226	$(2,315,525)	$2,758,036
(1) As of December 31, 2019, Mr. Bunting was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. LaBorde
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$265,000	$0	$798,475
Annual Cash Bonus	0	168,038	168,038	0	168,038	0	0
Long-Term Incentive	0	420,281	420,281	0	420,281	0	678,614
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(2)	0	1,413,217	1,287,704	0	0	(1,168,675)	381,752
SERP Supplemental Death Benefit	0	0	652,154	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	30,691	0	40,922
Total Incremental Value	$0	$2,001,536	$2,528,177	$0	$909,010	$(1,168,675)	$1,983,263
(1) As of December 31, 2019, Mr. LaBorde was not eligible for retirement.
(2) As of December 31, 2019, Mr. LaBorde was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Hilton
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$260,000	$0	$732,925
Annual Cash Bonus	0	142,111	142,111	0	142,111	0	0
Long-Term Incentive	0	308,581	308,581	0	308,581	0	542,248
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	30,691	0	40,922
Total Incremental Value	$0	$450,692	$450,692	$0	$766,383	$0	$1,399,595
(1) As of December 31, 2019, Mr. Hilton was not eligible for retirement.

BOARD OF MANAGERS COMPENSATION

2019 Board of Managers Compensation

NAME (1)	FEES EARNED OR PAID IN CASH AND/ OR STOCK ($)	TOTAL ($)
A	B	C
Rick Gallot	$146,676	$146,676
Randy Gilchrist	$146,676	$146,676
Peggy Scott	$226,683	$226,683
Melissa Stark	$3,750	$3,750
Bruce Wainer	$146,676	$146,676
(1)Messrs. Chapman, Fronimos, Hanrahan, Leslie, Perry, Rubin, and Turner were appointed to the Boards by the Owner Group and do not receive additional compensation for their service on the Boards.

General
Column B, “Fees Earned or Paid in Cash and/or Stock” represents cash compensation earned and/or received in 2019.
A non-management Board Manager may elect to participate in the Company’s Deferred Compensation Plan and defer the receipt of all or part of his or her fees. Benefits are equal to the amount credited to each Board Manager’s individual account based on compensation deferred plus applicable investment returns as specified by the director upon election to participate in the plan. Investment options are similar to those provided to participants in the 401(k) Plan. Funds may be reallocated between investments at the discretion of the Board Manager. Accounts, which may be designated separately by deferral year, are payable in the form of a single-sum payment or in the form of substantially equal annual installments, not to exceed 15, when a Board Manager ceases to serve on the Cleco’s Boards or attains a specified age.

Fees Earned or Paid in Cash and/or Stock
From January to May 2019, each Board Manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, received an annual cash retainer of $140,000. Ms. Stark received an annual cash retainer of $3,750. During this period, the non-management Chair was compensated with an additional retainer of $75,000. Beginning in May 2019, each Board Manager who is not a Cleco employee or appointed by the Owner Group received an annual cash retainer of

CLECO
CLECO POWER	2019 FORM 10-K

$150,000, and the non-management Chair received an additional retainer of $82,500. Ms. Stark’s retainer remained set at $3,750.
Board Managers are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2019.
Cleco reimburses Board Managers for travel and related expenses incurred for attending meetings of Cleco’s Boards and Board committees, including travel costs for spouses/companions. During 2019, both Messrs. Wainer and Gilchrist incurred $60 of expenses for spousal/companion travel.
Cleco also provides its Board Managers who are not employed by Cleco or appointed by the Owner Group with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained by Cleco Power. The total 2019 premium for all coverage (exempt employees, officers and Board Managers) under this plan was $6,128.

Interests of the Board of Managers
In 2019, no non-management member of Cleco’s Boards performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s Boards.

REPORT OF THE LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE
The Leadership Development and Compensation Committee of the Boards (see “Boards of Managers of Cleco” above and “Director Independence and Related Party Transactions” below), includes four managers, one of whom meets the additional requirements for independence which were adopted by the Board. The Leadership Development and Compensation Committee operates under a written charter last revised in November 2019, a copy of which is posted on Cleco’s web site at https://www.cleco.com; About Us; Leadership; Board Committees. A copy of this charter also is available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
The Leadership Development and Compensation Committee was established in April 2016.
Based on the review and discussions referred to above, the Leadership Development and Compensation Committee recommended to the Company’s Boards that the CD&A and related required compensation disclosure tables be included in this Annual Report on Form 10-K and filed with the SEC.

The Leadership Development and Compensation Committee of the Boards of Managers of Cleco Holdings and Cleco Power
Christopher Leslie, Chair
Andrew Chapman
Rick Gallot
Steven Turner

Leadership Development and Compensation Committee Interlocks and Insider Participation
The members of the Leadership Development and Compensation Committee are set forth above. No members of the Leadership Development and Compensation Committee were officers or employees of the Company or any of its subsidiaries during 2019, were former Company officers, or had any relationship otherwise requiring disclosure.

CEO Pay Ratio
The aggregate compensation of the executive who served in the CEO role in 2019 (Mr. Fontenot) was $3,576,742. This amount differs from the aggregate amount reflected in the Summary Compensation Table included in this Annual Report on Form 10-K because of the inclusion of the value of the Company’s contribution to health and welfare benefits. The median employee’s annual total compensation for 2019 was $115,582, calculated including the same components of total pay as was used for Mr. Fontenot. As a result, we estimate that the CEO’s 2019 annual total compensation was 30.9 times that of the median employee’s annual total compensation. The median employee was determined based on employees of the Company on December 31, 2019, using the consistently applied compensation measure of target total cash compensation (including base salary and target bonus). Target total cash compensation was annualized for those employees that were not employed for the full year of 2019.
We believe that the above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. In addition, because the SEC rules for identifying the median employee allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Management and Certain Beneficial Owners
Following the closing of the 2016 Merger, there are no longer any outstanding shares of Cleco Corporation common stock.

Equity Compensation Plan Information
Cleco has no compensation plans under which equity securities are awarded.

CLECO
CLECO POWER	2019 FORM 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence and Related Party Transactions
Cleco’s Boards have adopted categorical standards to assist them in making determinations of managers’ independence. These categorical standards are posted on Cleco’s web site at http://www.cleco.com; About Us; Leadership; Corporate Governance; Governance Guidelines. A copy of the standards is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000. The Boards have determined that Rick Gallot (member of the

Boards of Cleco Group, Cleco Holdings and Cleco Power), Randy Gilchrist (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power), Peggy Scott (member of the Boards of Cleco Group, Cleco Holdings, and Cleco Power), Melissa Stark (member of the Board of Cleco Power), and Bruce Wainer (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power) are independent within the meaning of the categorical standards adopted by the Boards.
Cleco has no relationships to report under Item 407(a)(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2019, and 2018, respectively, were as follows:

	2019	2018
Audit fees	$3,740,200	$1,801,292
Audit related fees	707,300	1,376,880
Tax fees	570,000	383,112
Other fees	21,700	4,725
Total	$5,039,200	$3,566,009

The Audit fees include professional fees rendered by PwC for financial statement audits and reviews under statutory or regulatory requirements and services that generally only the auditor reasonably can provide, including issuance of comfort letter and consents for debt and equity issuances and other asset services required by statute or regulation.
The Audit related fees consist of assurance and related services that are traditionally performed by the auditor such as accounting assistance and due diligence in connection with proposed acquisitions or sales, consulting concerning financial accounting and reporting standards, and audits of stand-alone financial statements or other assurance services not required by statute or regulation.
The Tax fees consist of professional services rendered by PwC for tax compliance, tax planning and tax advice, and consulting services, including assistance and representation in connection with tax audits and appeals, tax advice related to proposed acquisitions or sales, employee benefit plans and requests for rulings or technical advice from taxing authorities.
The Other fees primarily reflect costs for training services and an accounting research software license.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy

requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. During 2019 and 2018, all audit and non-audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2019, and 2018, professional services provided for Cleco Power that were directly billed to Cleco Holdings, were allocated to Cleco Power though not billed directly to Cleco Power. The following is Cleco Power’s allocation of professional services provided by PwC:

	2019	2018
Audit fees	$2,302,225	$1,800,442
Audit related fees	608,278	1,376,597
Tax fees	490,200	382,927
Other fees	18,662	4,723
Total	$3,419,365	$3,564,689

CLECO
CLECO POWER	2019 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	51
	Report of Independent Registered Public Accounting Firm	59
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017	52
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017	53
	Consolidated Balance Sheets at December 31, 2019, and 2018	54
	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	56
	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018, and 2017	58
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017	60
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017	61
	Cleco Power Consolidated Balance Sheets at December 31, 2019, and 2018	62
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	64
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2019, 2018, and 2017	66
	Notes to the Financial Statements	67
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2019, 2018, and 2017	136
	Condensed Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017	137
	Condensed Balance Sheets at December 31, 2019, and 2018	138
	Condensed Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	139
	Notes to the Condensed Financial Statements	140
	Schedule II — Valuation and Qualifying Accounts
	Cleco - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018, and 2017	142
	Cleco Power - Valuation and Qualifying Accounts for the years ended December 2019, 2018, and 2017	142

Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto

15(a)(3)	List of Exhibits	132

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

CLECO
CLECO POWER	2019 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	2(b)	Purchase and Sale Agreement dated as of February 6, 2018 by and between NRG Energy, Inc., a Delaware Corporation, as Seller, NRG South Central Generating LLC, a Delaware limited liability company, as the Company and Cleco Energy LLC, a Louisiana limited liability company, as Purchaser	1-15759	10-Q(3/18)	2.1
	2(c)	Letter Agreement, dated as of February 1, 2019 between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC) amending, supplementing and modifying the Purchase and Sale Agreement (the “Purchase Agreement”), dated as of February 6, 2018, by and between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC).	1-15759	8-K(2/8/19)	10.6
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between Cleco Power (as successor) and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(c)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(c)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(c)(4)	Third Supplemental Indenture dated May 24, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/24/16)	4.2
	4(d)(1)	Indenture, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.1
	4(d)(2)	Supplemental Indenture No.1, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.2
	4(d)(3)	Registration Rights Agreement, dated as of September 11, 2019, by and among Cleco Corporate Holdings LLC and Mizuho Securities USA LLC, Credit Agricole Securities (USA) Inc. and Scotia Capital (USA) Inc.	1-15759	8-K(9/12/19)	4.3
	4(e)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3 (No New Participants)	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Cleco Corporate Holdings LLC Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No.4 (Special CEO Benefit)	1-15759	8-K(12/21/17)	10.2
**	10(a)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	10.1
**	10(b)(2)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 1	1-15759	8-K(10/24/14)	10.1
**	10(b)(3)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 2	1-15759	8-K(12/23/14)	10.1
**	10(b)(4)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 3	1-15759	10-Q(6/15)	10.1
**	10(b)(5)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-15759	8-K(3/28/17)	10.1
**	10(b)(6)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(7)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-15759	8-K(12/21/17)	10.1
**	10(b)(8)	Retention Bonus Agreement by and between Cleco Corporate Holdings LLC, Cleco Group LLC, Cleco Power LLC, and Terry Taylor dated as of December 21, 2017	1-15759	8-K(12/21/17)	10.3
**	10(c)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(c)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(c)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
**	10(c)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**	10(c)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
**	10(c)(6)	Form of Cleco Corporate Holdings LLC Retention Bonus Plan for calendar years 2016 and 2017	1-15759	8-K(7/5/16)	10.1

CLECO
CLECO POWER	2019 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(d)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(d)(2)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(d)(3)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(d)(4)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(12/21/17)	10.1
	10(d)(5)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporation Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(4/19/16)	10.1
	10(d)(6)	Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(7/1/16)	10.1
	10(d)(7)	Term Loan Agreement, dated as of February 1, 2019 among Cleco Corporate Holdings LLC, the Lenders from time to time party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.2
	10(d)(8)	Increasing Lender Supplement dated as of February 1, 2019, by and between Cleco Corporate Holdings LLC and Mizuho Bank, Ltd	1-15759	8-K(2/8/19)	10.3
	10(d)(9)	Increasing Lender Supplement dated as of February 1, 2019, by and between Cleco Corporate Holdings LLC and The Bank of Nova Scotia	1-15759	8-K(2/8/19)	10.4
	10(d)(10)	Increasing Lender Supplement, dated as of February 1, 2019, by and between Cleco Corporate Holdings LLC and Credit Agricole Corporate and Investment Bank	1-15759	8-K(2/8/19)	10.5
	10(d)(11)	Amendment No. 2, dated as of February 1, 2019, to the Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.7
	10(d)(12)	Amendment No. 2, dated as of February 1, 2019, to the Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd. as administrative agent, issuing bank and swingline lender.	1-15759	8-K(2/8/19)	10.8
	10(e)(1)	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.3
	10(e)(2)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle	1-15759	10-Q(3/17)	10.4
	10(e)(3)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle	1-15759	10-Q(3/17)	10.5
*	10(f)	Form of Third Agreement to Extend the Board of Managers Services Agreement, dated as of May 1, 2019, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
	10(g)	2017 Short-Term Incentive Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.6
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2019
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2019 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(b)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture of Mortgage dated as of July 1, 1950, between the Company and First National Bank of New Orleans, as Trustee	1-05663	10-K(1997)	4(a)(1)
	4(a)(2)	Eighteenth Supplemental Indenture dated as of December 1, 1982, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(8)
	4(a)(3)	Nineteenth Supplemental Indenture dated as of January 1, 1983, to Exhibit 4(a)(1)	1-05663	10-K(1993)	4(a)(9)
	4(a)(4)	Twenty-Sixth Supplemental Indenture dated as of March 15, 1990, to Exhibit 4(a)(1)	1-05663	8-K(3/15/90)	4(a)(27)
	4(b)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(b)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(b)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(b)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(b)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(b)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(b)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(b)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(b)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(c)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(d)	Loan Agreement, dated as of November 1, 2006, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/27/06)	4.1
	4(e)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(f)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(g)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(b)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(b)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(b)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages therto	1-05663	8-K(12/21/16)	10.1
	10(b)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/17)	10.1
	10(b)(6)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-05663	8-K(4/19/16)	10.2
	10(c)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(c)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(c)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
	10(d)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
**	10(e)(1)
Cleco Corporate Holdings LLC Separation Agreement by and between Cleco Power LLC, including its parent, Cleco Corporate Holdings LLC, and each of their respective subsidiaries and affiliates and Keith D. Crump
			1-05663	10-K(2016)	10(j)
**	10(e)(2)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-05663	8-K(3/28/17)	10.1
**	10(e)(3)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-05663	8-K(12/21/17)	10.1
**	10(e)(4)	Retention Bonus Agreement by and between Cleco Corporate Holdings LLC, Cleco Group LLC, Cleco Power LLC, and Terry Taylor dated as of December 21, 2018	1-05663	8-K(12/21/17)	10.3
*	10(f)	Form of Third Agreement to Extend the Board of Managers Services Agreement, dated as of May 1, 2019, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2019
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	XBRL Taxonomy Extension Label Linkbase
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

CLECO
CLECO POWER	2019 FORM 10-K

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Operating expenses
Administrative and general	$3,263	$1,269	$602
Merger transaction costs	7,803	19,514	5,152
Other operating expense	130	318	260
Total operating expenses	11,196	21,101	6,014
Operating loss	(11,196)	(21,101)	(6,014)
Equity income from subsidiaries, net of tax	205,187	149,543	170,706
Interest, net	(70,252)	(54,635)	(53,684)
Other income (expense), net	8,568	(1,687)	3,978
Income before income taxes	132,307	72,120	114,986
Federal and state income tax benefit	(20,358)	(22,317)	(23,094)
Net income	$152,665	$94,437	$138,080
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Net income	$152,665	$94,437	$138,080
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $6,808, tax expense of $1,868, and tax benefit of $2,764, respectively)	(19,299)	5,296	(4,421)
Total other comprehensive (loss) income, net of tax	(19,299)	5,296	(4,421)
Comprehensive income, net of tax	$133,366	$99,733	$133,659
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2019	2018
Assets
Current assets
Cash and cash equivalents	$15,008	$76,938
Accounts receivable - affiliate	14,231	8,374
Other accounts receivable	2,650	2,755
Taxes receivable, net	6,726	7,046
Cash surrender value of trust-owned life insurance policies	68,523	59,894
Total current assets	107,138	155,007
Equity investment in subsidiaries	4,150,953	3,247,809
Accumulated deferred federal and state income taxes, net	127,655	101,015
Other deferred charges	1,831	4,532
Total assets	$4,387,577	$3,508,363

Liabilities and member's equity
Liabilities
Current liabilities
Long-term debt due within one year	$63,300	$—
Accounts payable	1,448	1,322
Accounts payable - affiliate	47,184	18,047
Interest accrued	11,005	7,576
Deferred compensation	12,115	10,753
Other current liabilities	274	273
Total current liabilities	135,326	37,971
Postretirement benefit obligations	4,481	3,894
Long-term debt, net	1,604,764	1,341,758
Total liabilities	1,744,571	1,383,623
Commitments and contingencies (Note 6)
Member's equity	2,643,006	2,124,740
Total liabilities and member's equity	$4,387,577	$3,508,363
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Operating activities
Net cash provided by operating activities	$189,644	$97,614	$124,817
Investing activities
Return of equity investment in tax credit fund	1,625	2,775	7,502
Contribution to subsidiary	(962,170)	(1,250)	—
Other investing	—	442	(630)
Net cash (used in) provided by investing activities	(960,545)	1,967	6,872
Financing activities
Draws on credit facility	75,000	—	73,000
Payments on credit facility	(75,000)	—	(73,000)
Issuance of long-term debt	700,000	—	—
Repayment of long-term debt	(370,000)	—	—
Payment of financing costs	(5,929)	(25)	(269)
Contribution from member	384,900	—	—
Distributions to member	—	(71,350)	(84,065)
Net cash provided by (used in) financing activities	708,971	(71,375)	(84,334)
Net (decrease) increase in cash and cash equivalents	(61,930)	28,206	47,355
Cash and cash equivalents at beginning of period	76,938	48,732	1,377
Cash and cash equivalents at end of period	$15,008	$76,938	$48,732

Supplementary cash flow information
Interest paid, net of amount capitalized	$56,768	$53,798	$52,026
Income taxes (refunded) paid, net	$(19)	$2	$(6)
Supplementary non-cash investing and financing activity
Non-cash contribution to subsidiary, net of tax	$—	$3,865	$—
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2019 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2019, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.26 billion and exceeded 25% of its total consolidated net assets.
Cleco Holdings’ major, first-tier subsidiaries are Cleco Power and Cleco Cajun. Cleco Power contains the LPSC-jurisdictional generation, transmission, and distribution electric utility operations serving its retail and wholesale customers. Upon completion of the Cleco Cajun Transaction, Cleco Cajun became a major, first tier subsidiary. Cleco Cajun is an unregulated electric utility company that owns generation and transmission assets and supplies wholesale power and capacity to its customers. For more information about the Cleco Cajun Transaction, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Business Combinations.”
The accompanying financial statements have been prepared to present the results of operations, financial condition, and cash flows of Cleco Holdings on a stand-alone basis as a holding company. Investments in subsidiaries and other investees are presented using the equity method. These financial statements should be read in conjunction with Cleco’s consolidated financial statements.

Note 2 — Debt
At December 31, 2019, and 2018, Cleco Holdings had no short-term debt outstanding.
At December 31, 2019, Cleco Holding’s long-term debt outstanding was $1.67 billion, of which $63.3 million was due within one year. The amount due within one year represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a new bridge loan agreement and $100.0 million under a new term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco Holdings’ senior debt rating (as defined in the applicable agreement). On September 11, 2019, Cleco Holdings completed the private placement of $300.0 million aggregate principal amount of its 3.375% senior notes due September 15, 2029. The proceeds from the issuance were used to repay the remaining amounts due under the $300.0 million bridge loan agreement and to repay a portion of the $100.0 million term loan agreement. The senior notes are governed by an indenture entered into between Cleco Holdings and a trustee. The indenture contains certain covenants that restrict Cleco Holdings’ ability to merge, consolidate, transfer, or lease all or substantially all of its assets or create or incur certain liens.

Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco Holdings, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2019, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

In connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total credit facility of $175.0 million. All other terms remained the same.
The principal amounts payable under long-term debt agreements for each year through 2024 and thereafter are as follows:

AMOUNTS PAYABLE UNDER LONG-TERM DEBT ARRANGEMENTS	(THOUSANDS)
For the year ending Dec. 31,
2020	$—
2021	$330,000
2022	$—
2023	$165,000
2024	$—
Thereafter	$1,185,000

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
The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2019, 2018, and 2017:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Cleco Power	$20,000	$121,400	$135,000
Cleco Cajun	205,000	—	—
Perryville	—	225	6,850
Attala	—	217	7,160
Total	$225,000	$121,842	$149,010

CLECO
CLECO POWER	2019 FORM 10-K

During both years ended December 31, 2019, and 2017, Cleco Holdings made no non-cash equity contributions to affiliates. During the year ended December 31, 2018, Cleco Holdings made $1.8 million and $2.1 million in non-cash equity contributions to Perryville and Attala, respectively.
During the year ended December 31, 2019, Cleco Holdings made $962.2 million of contributions to Cleco Cajun to finance the Cleco Cajun Transaction. During the year ended December 31, 2018, Cleco Holdings made $1.3 million of contributions to Cleco Cajun. During the year ended December 31, 2017, Cleco Holdings made no cash contributions to affiliates.
During the year ended December 31, 2019, Cleco Holdings received $384.9 million equity contributions from Cleco Group. During both years ended December 31, 2018, and 2017, Cleco Holdings received no equity contributions from Cleco Group.
During the year ended December 31, 2019, Cleco Holdings made no distribution payments to Cleco Group. During the years ended December 31, 2018, and 2017, Cleco Holdings made $71.4 million and $84.1 million, respectively, of distribution payments to Cleco Group.

Note 4 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax expense (benefit) for the following line items:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019	2018	2017
Federal and state income tax benefit	$(20,358)	$(22,317)	$(23,094)
Equity income from subsidiaries - federal and state income tax expense	$63,523	$51,699	$30,173

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

CLECO
CLECO POWER	2019 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2019	$814	$2,323	$132	$3,005
Year Ended Dec. 31, 2018	$1,457	$977	$1,620	$814
Year Ended Dec. 31, 2017	$7,199	$4,179	$9,921	$1,457
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2019	$3,672	$4,000	$6,572	$1,100
Year Ended Dec. 31, 2018	$4,186	$—	$514	$3,672
Year Ended Dec. 31, 2017	$2,607	$4,000	$2,421	$4,186
Restricted Storm Reserve
Year Ended Dec. 31, 2019	$15,485	$800	$4,000	$12,285
Year Ended Dec. 31, 2018	$14,469	$1,016	$—	$15,485
Year Ended Dec. 31, 2017	$17,385	$1,084	$4,000	$14,469
(1) Included in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2019	$814	$2,323	$132	$3,005
Year Ended Dec. 31, 2018	$1,457	$977	$1,620	$814
Year Ended Dec. 31, 2017	$7,199	$4,179	$9,921	$1,457
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2019	$3,672	$4,000	$6,572	$1,100
Year Ended Dec. 31, 2018	$4,186	$—	$514	$3,672
Year Ended Dec. 31, 2017	$2,607	$4,000	$2,421	$4,186
Restricted Storm Reserve
Year Ended Dec. 31, 2019	$15,485	$800	$4,000	$12,285
Year Ended Dec. 31, 2018	$14,469	$1,016	$—	$15,485
Year Ended Dec. 31, 2017	$17,385	$1,084	$4,000	$14,469
(1) Included in the consolidated balance sheet

CLECO
CLECO POWER	2019 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: March 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	President & Chief Executive Officer	March 3, 2020
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kazi K. Hasan	Chief Financial Officer	March 3, 2020
(Kazi K. Hasan)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 3, 2020
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Gerald C. Hanrahan, Jr.
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 3, 2020
(William G. Fontenot, as Attorney-in-Fact)

CLECO
CLECO POWER	2019 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(Chief Executive Officer)

Date: March 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	Chief Executive Officer	March 3, 2020
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kazi K. Hasan	Chief Financial Officer	March 3, 2020
(Kazi K. Hasan)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 3, 2020
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Gerald C. Hanrahan, Jr.
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Melissa Stark
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 3, 2020
(William G. Fontenot, as Attorney-in-Fact)