Form 10-Q
period 2020-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2020-05-12
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15759
CLECO CORPORATE HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Louisiana	72-1445282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana                    71360-5226
(Address of principal executive offices)                         (Zip Code)

Registrant’s telephone number, including area code: (318) 484-7400

Commission file number 1-05663
CLECO POWER LLC
(Exact name of registrant as specified in its charter)

Louisiana	72-0244480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Donahue Ferry Road, Pineville, Louisiana                    71360-5226
(Address of principal executive offices)                         (Zip Code)

Registrant’s telephone number, including area code: (318) 484-7400

Securities registered pursuant to Section 12(b) of the Act:
Cleco Corporate Holdings LLC: None	Cleco Power LLC: None

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

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments
Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434 of which a performance report must be filed annually by October 31 for the 12 months ending June 30

401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
CCR	Coal combustion by-products or residual
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC (formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings) and its subsidiaries
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

Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Como 1	Como 1, L.P., currently known as Cleco Partners
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Novel coronavirus disease 2019 and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020.
CPP	Clean Power Plan
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of Dolet Hills.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LCFC	Lost Contribution to Fixed Cost
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•
the COVID-19 pandemic and its effect on Cleco, Cleco’s operations, business, and financial condition, and the communities it serves, U.S. and world financial markets and supply chains, potential regulatory actions, changes in customer and stakeholder behaviors, and impacts on and modifications to Cleco’s operations, business, and financial condition relating thereto,

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

storms or severe drought conditions; pandemic illnesses, specifically COVID-19; unexpected delays in capital projects; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs or fuel supply costs, shortages, solid fuel and natural gas transportation problems, or other developments; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,

•	reliance on third parties for determination of Cleco’s commitments and obligations to markets for generation resources and reliance on third-party fuel transportation and transmission services,

•
global and domestic economic conditions, including the negative impact of COVID-19, the ability of customers to continue paying their utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, and inflation rates,

•	political uncertainty in the U.S., including uncertainty relating to the U.S. federal government budget and debt ceiling, and volatility and disruption in global capital and credit markets,

•	the ability of the lignite reserves at Dolet Hills to provide sufficient fuel to the Dolet Hills Power Station to meet projected dispatch needs,

•	the timing and costs associated with the potential early closure of Dolet Hills, including the ability to recover those costs,

•	Cleco’s ability to maintain its right to sell wholesale power at market-based rates within its control area,

•	Cleco’s dependence on energy from sources other than its facilities and future sources of such additional energy,

•	reliability of Cleco’s generating facilities,

•	the imposition of energy efficiency requirements or increased conservation efforts of customers,

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

•
changing market conditions and a variety of other factors associated with physical energy, financial transactions, COVID-19, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,

•	changes in commodity prices and transportation costs,

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

•	legal, environmental, and regulatory delays and other obstacles associated with acquisitions, reorganizations, investments in joint ventures, or other capital projects,

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

•	the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,

•
changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of tax positions, or changes in other regulatory policies that may result in a change to tax benefits or expenses,

•	the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the 2016 Merger Commitments,

•	Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction,

•	Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,

•	acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,

•	the ability to successfully modify or transition Cleco’s legacy enterprise business applications into new systems,

•	credit ratings of Cleco Holdings and Cleco Power,

•	Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,

•
the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and

•	workforce factors, including aging workforce, changes in management, impact of pandemic illnesses, specifically COVID-19, and unavailability of skilled employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$311,157	$312,949
Other operations	44,908	39,397
Gross operating revenue	356,065	352,346
Electric customer credits	(8,493)	(8,160)
Operating revenue, net	347,572	344,186
Operating expenses
Fuel used for electric generation	76,637	104,054
Purchased power	66,320	60,099
Other operations and maintenance	74,766	60,731
Depreciation and amortization	55,873	49,856
Taxes other than income taxes	16,536	13,870
Merger transaction and commitment costs	2,775	4,990
Total operating expenses	292,907	293,600
Operating income	54,665	50,586
Interest income	1,157	1,491
Allowance for equity funds used during construction	(74)	5,688
Other (expense) income, net	(12,709)	2,777
Interest charges
Interest charges, net	35,328	36,115
Allowance for borrowed funds used during construction	(179)	(2,116)
Total interest charges	35,149	33,999
Income before income taxes	7,890	26,543
Federal and state income tax expense	1,562	5,986
Net income	$6,328	$20,557
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Net income	$6,328	$20,557
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $146 in 2020 and tax benefit of $47 in 2019)	414	(135)
Total other comprehensive income (loss), net of tax	414	(135)
Comprehensive income, net of tax	$6,742	$20,422
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Assets
Current assets
Cash and cash equivalents	$350,231	$116,292
Restricted cash and cash equivalents	4,054	11,100
Customer accounts receivable (less allowance for credit losses of $2,123 in 2020 and $3,005 in 2019)	71,796	83,591
Other accounts receivable	29,485	35,731
Unbilled revenue	30,434	33,207
Fuel inventory, at average cost	109,232	83,061
Materials and supplies, at average cost	120,646	118,858
Energy risk management assets	1,992	7,023
Accumulated deferred fuel	16,353	22,910
Cash surrender value of company-/trust-owned life insurance policies	75,411	86,096
Prepayments	6,518	7,711
Regulatory assets	18,643	19,807
Other current assets	12,356	12,688
Total current assets	847,151	638,075
Property, plant, and equipment
Property, plant, and equipment	5,038,241	4,982,255
Accumulated depreciation	(503,554)	(454,874)
Net property, plant, and equipment	4,534,687	4,527,381
Construction work in progress	121,575	117,630
Total property, plant, and equipment, net	4,656,262	4,645,011
Equity investment in investee	17,072	17,072
Goodwill	1,490,797	1,490,797
Prepayments	27,794	25,949
Operating lease right of use assets	28,447	28,791
Restricted cash and cash equivalents	9,899	15,203
Note receivable	15,031	15,198
Regulatory assets	415,226	422,431
Intangible assets	131,122	138,103
Other deferred charges	37,394	39,668
Total assets	$7,676,195	$7,476,298
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$238,000	$—
Long-term debt and finance leases due within one year	63,932	125,986
Accounts payable	104,091	158,863
Accounts payable - affiliate	33,780	33,780
Customer deposits	59,192	58,289
Provision for rate refund	29,735	38,903
Taxes payable, net	23,902	8,931
Interest accrued	41,731	19,001
Energy risk management liabilities	9,697	4,113
Regulatory liabilities - other	3,910	6,675
Deferred compensation	9,371	12,115
Other current liabilities	45,699	44,683
Total current liabilities	663,040	511,339
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	655,027	657,058
Postretirement benefit obligations	283,830	283,075
Regulatory liabilities - deferred taxes, net	146,225	146,948
Restricted storm reserve	8,324	12,285
Deferred lease revenue	47,561	49,862
Intangible liabilities	30,119	31,872
Asset retirement obligations	23,489	23,173
Operating lease liabilities	25,119	25,779
Other deferred credits	30,474	27,222
Total long-term liabilities and deferred credits	1,250,168	1,257,274
Long-term debt and finance leases, net	3,113,239	3,064,679
Total liabilities	5,026,447	4,833,292
Commitments and contingencies (Note 14)
Member’s equity	2,649,748	2,643,006
Total liabilities and member’s equity	$7,676,195	$7,476,298
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020		2019
Operating activities
Net income	$6,328		$20,557
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	63,307		56,776
Provision for credit losses	2,957		316
Unearned compensation expense	1,788		948
Allowance for equity funds used during construction	74		(5,688)
Loss on risk management assets and liabilities, net	6,509		954
Deferred lease revenue	(2,301)		(1,440)
Deferred income taxes	(2,900)		5,425
Deferred fuel costs	7,626		13,869
Cash surrender value of company-/trust-owned life insurance	10,686		(1,806)
Changes in assets and liabilities
Accounts receivable	13,310		(6,929)
Unbilled revenue	2,773		5,109
Fuel inventory and materials and supplies	(27,928)		(1,939)
Prepayments	(1,638)		14
Accounts payable	(55,131)		(19,999)
Accounts payable - affiliate	—		3,102
Customer deposits	2,731		2,598
Provision for merger commitments	1,018		(732)
Postretirement benefit obligations	1,315		192
Regulatory assets and liabilities, net	(721)		5,173
Other deferred accounts	(4,571)		(540)
Taxes accrued	14,563		5,403
Interest accrued	22,730		28,662
Deferred compensation	(2,743)		152
Other operating	424		(2,048)
Net cash provided by operating activities	60,206		108,129
Investing activities
Additions to property, plant, and equipment	(65,624)		(83,679)
Allowance for equity funds used during construction	(74)		5,688
Payment to acquire business, net of cash acquired	—		(814,969)
Other investing	285		299
Net cash used in investing activities	(65,413)		(892,661)
Financing activities
Draws on credit facilities	238,000		108,000
Payments on credit facilities	—		(108,000)
Issuances of long-term debt	—		400,000
Repayment of long-term debt	(11,055)		(10,382)
Payment of financing costs	—		(3,785)
Contributions from member	—		384,900
Other financing	(149)		(134)
Net cash provided by financing activities	226,796		770,599
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	221,589		(13,933)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	142,595	(1)	140,086
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$364,184	(2)	$126,153
Supplementary cash flow information

Interest paid, net of amount capitalized	$9,077		$5,752
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$11,854		$56,670
(1) Includes cash and cash equivalents of $116,292, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $15,203.
(2) Includes cash and cash equivalents of $350,231, current restricted cash and cash equivalents of $4,054, and non-current restricted cash and cash equivalents of $9,899.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
Contribution from member	—	384,900	—	384,900
Net income	—	20,557	—	20,557
Other comprehensive loss, net of tax	—	—	(135)	(135)
Balances, Mar. 31, 2019	$2,069,376	$459,035	$1,651	$2,530,062

Balances, Dec. 31, 2019	$2,069,376	$591,143	$(17,513)	$2,643,006
Net income	—	6,328	—	6,328
Other comprehensive income, net of tax	—	—	414	414
Balances, Mar. 31, 2020	$2,069,376	$597,471	$(17,099)	$2,649,748
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$224,430	$257,175
Other operations	15,764	19,430
Affiliate revenue	1,106	300
Gross operating revenue	241,300	276,905
Electric customer credits	(8,340)	(8,160)
Operating revenue, net	232,960	268,745
Operating expenses
Fuel used for electric generation	61,064	94,131
Purchased power	23,462	29,654
Other operations and maintenance	56,944	47,700
Depreciation and amortization	43,677	42,377
Taxes other than income taxes	12,276	9,978
Total operating expenses	197,423	223,840
Operating income	35,537	44,905
Interest income	954	994
Allowance for equity funds used during construction	(74)	5,688
Other (expense) income, net	(2,667)	268
Interest charges
Interest charges, net	18,760	19,261
Allowance for borrowed funds used during construction	(179)	(2,116)
Total interest charges	18,581	17,145
Income before income taxes	15,169	34,710
Federal and state income tax expense	3,338	7,998
Net income	$11,831	$26,712
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Net income	$11,831	$26,712
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $152 in 2020 and $55 in 2019)	426	156
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2020 and $22 in 2019)	64	64
Total other comprehensive income, net of tax	490	220
Comprehensive income, net of tax	$12,321	$26,932
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Assets
Utility plant and equipment
Property, plant, and equipment	$5,542,292	$5,489,457
Accumulated depreciation	(1,941,674)	(1,905,031)
Net property, plant, and equipment	3,600,618	3,584,426
Construction work in progress	114,710	111,687
Total utility plant and equipment, net	3,715,328	3,696,113
Current assets
Cash and cash equivalents	189,423	55,489
Restricted cash and cash equivalents	4,054	11,100
Customer accounts receivable (less allowance for credit losses of $2,123 in 2020 and $3,005 in 2019)	30,735	39,165
Accounts receivable - affiliate	12,037	14,481
Other accounts receivable	24,852	24,604
Unbilled revenue	30,434	33,207
Fuel inventory, at average cost	80,459	59,602
Materials and supplies, at average cost	93,544	91,941
Energy risk management assets	1,673	6,311
Accumulated deferred fuel	16,353	22,910
Cash surrender value of company-owned life insurance policies	17,614	17,574
Prepayments	4,469	4,786
Regulatory assets	10,907	10,973
Other current assets	646	655
Total current assets	517,200	392,798
Equity investment in investee	17,072	17,072
Prepayments	1,686	2,693
Operating lease right of use assets	27,883	28,633
Restricted cash and cash equivalents	9,056	14,363
Note receivable	15,031	15,198
Regulatory assets	267,602	272,289
Other deferred charges	36,791	37,371
Total assets	$4,607,649	$4,476,530
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Liabilities and member’s equity
Member’s equity	$1,725,713	$1,713,392
Long-term debt and finance leases, net	1,377,432	1,327,372
Total capitalization	3,103,145	3,040,764
Current liabilities
Short-term debt	150,000	—
Long-term debt and finance leases due within one year	632	61,587
Accounts payable	77,892	110,096
Accounts payable - affiliate	10,486	14,123
Customer deposits	59,192	58,289
Provision for rate refund	28,921	38,241
Taxes payable, net	46,988	38,888
Interest accrued	23,232	7,972
Energy risk management liabilities	524	586
Regulatory liabilities - other	3,910	6,675
Other current liabilities	22,497	22,802
Total current liabilities	424,274	359,259
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	664,071	657,834
Postretirement benefit obligations	207,293	206,270
Regulatory liabilities - deferred taxes, net	146,225	146,948
Restricted storm reserve	8,324	12,285
Asset retirement obligations	7,441	7,325
Operating lease liabilities	25,001	25,658
Other deferred credits	21,875	20,187
Total long-term liabilities and deferred credits	1,080,230	1,076,507
Total liabilities and member’s equity	$4,607,649	$4,476,530
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020		2019
Operating activities
Net income	$11,831		$26,712
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,079		43,739
Provision for credit losses	2,569		316
Allowance for equity funds used during construction	74		(5,688)
Deferred income taxes	5,341		(2,386)
Deferred fuel costs	7,626		13,869
Cash surrender value of company-owned life insurance	(40)		3,044
Changes in assets and liabilities
Accounts receivable	3,452		(8,045)
Accounts receivable - affiliate	2,863		1,687
Unbilled revenue	2,773		5,109
Fuel inventory and materials and supplies	(22,429)		(6,147)
Prepayments	1,209		965
Accounts payable	(33,749)		(10,704)
Accounts payable - affiliate	(3,817)		8,422
Customer deposits	2,731		2,598
Provision for merger commitments	(1,295)		(732)
Postretirement benefit obligations	1,181		394
Regulatory assets and liabilities, net	(1,218)		4,676
Other deferred accounts	(3,452)		(840)
Taxes accrued	7,691		(22,895)
Interest accrued	15,260		16,868
Other operating	370		(993)
Net cash provided by operating activities	44,050		69,969
Investing activities
Additions to property, plant, and equipment	(61,477)		(81,040)
Allowance for equity funds used during construction	(74)		5,688
Other investing	285		299
Net cash used in investing activities	(61,266)		(75,053)
Financing activities
Draws on credit facility	150,000		33,000
Payments on credit facility	—		(33,000)
Repayment of long-term debt	(11,055)		(10,382)
Other financing	(148)		(142)
Net cash provided by (used in) financing activities	138,797		(10,524)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	121,581		(15,608)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	80,952	(1)	61,877
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$202,533	(2)	$46,269
Supplementary cash flow information

Interest paid, net of amount capitalized	$605		$1,348
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$11,015		$49,477
(1) Includes cash and cash equivalents of $55,489, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $14,363.
(2) Includes cash and cash equivalents of $189,423, current restricted cash and cash equivalents of $4,054, and non-current restricted cash and cash equivalents of $9,056.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
Net income	26,712	—	26,712
Other comprehensive income, net of tax	—	220	220
Balances, Mar. 31, 2019	$1,634,427	$(12,962)	$1,621,465

Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
Net income	11,831	—	11,831
Other comprehensive income, net of tax	—	490	490
Balances, Mar. 31, 2020	$1,747,808	$(22,095)	$1,725,713
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Business Combinations	Cleco
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Fair Value Accounting	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Disclosures about Segments	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Cleco’s condensed consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through March 31, 2020. For more information about the Cleco Cajun Transaction, see Note 2 — “Business Combinations.”

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. Cleco has modified some of its business operations, as these restrictions have significantly impacted many sectors of the economy, including record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. Cleco has also modified certain business practices to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization, and other governmental and regulatory authorities.
Cleco cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on its business, cash flows, liquidity, financial condition, and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,623	$9,632
Cleco Power’s charitable contributions	1,200	1,200
Cleco Power’s rate credit escrow	231	268
Total current	4,054	11,100
Non-current
Diversified Lands’ mitigation escrow	23	21
Cleco Cajun’s defense fund	720	719
Cleco Cajun’s margin deposits	100	100
Cleco Power’s future storm restoration costs	8,315	12,269
Cleco Power’s charitable contributions	741	2,094
Total non-current	9,899	15,203
Total restricted cash and cash equivalents	$13,953	$26,303

Cleco Power
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,623	$9,632
Charitable contributions	1,200	1,200
Rate credit escrow	231	268
Total current	4,054	11,100
Non-current
Future storm restoration costs	8,315	12,269
Charitable contributions	741	2,094
Total non-current	9,056	14,363
Total restricted cash and cash equivalents	$13,110	$25,463

Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash was collected, it was restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2019, to March 31, 2020, was due to Cleco Katrina/Rita using $11.1 million for the final storm recovery bond principal payment and $0.3 million for the related final interest payment, partially offset by collections of $4.4 million net of administration fees. The remaining $2.6 million of restricted cash is expected to be used for final administrative and winding up activities of Cleco Katrina/Rita.

Reserves for Credit Losses
Customer accounts receivable are recorded at the invoiced amount and do not bear interest. Customer accounts receivables are generally considered to become past due 20 days after the billing date. Cleco recognizes write-offs within the allowance for credit losses once all recovery methods have been exhausted. It is the policy of management to review accounts receivable and unbilled revenue monthly using a reserve matrix based on historical bad debt write-offs as well as current and forecasted economic conditions to establish a credit loss estimate. Management’s historical credit loss analysis included periods of economic recessions, natural disasters, and temporary changes to collection policies. Due to the critical necessity of electricity, none of these past events have significantly impacted Cleco’s credit loss rates. While the LPSC has issued a moratorium on disconnects of customers for nonpayment on March 13, 2020, and Cleco’s service territory experienced a recent decline in the economy related to the COVID-19 outbreak, the economic outlook at March 31, 2020, was still within range of Cleco’s historical credit loss analysis.
The table below presents the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHERS*	TOTAL
Balances, Dec. 31, 2019	$3,005	$1,250	$4,255
CECL adoption	71	—	71
Current period provision	2,498	388	2,886
Charge-offs	(4,092)	—	(4,092)
Recovery	641	—	641
Balances, Mar. 31, 2020	$2,123	$1,638	$3,761
* Loan held at Diversified Lands that is fully reserved for at March 31, 2020.

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2019	$3,005
CECL adoption	71
Current period provision	2,498
Charge-offs	(4,092)
Recovery	641
Balances, Mar. 31, 2020	$2,123

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
Additionally, Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs represent economic hedges of future congestion charges that will be incurred in serving customer load. FTRs are derivatives not designated as hedging instruments for accounting purposes.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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
Cleco Cajun entered into other commodity derivative contracts during the three months ended March 31, 2020. Management did not elect to apply hedge accounting to these contracts as allowed under applicable accounting standards. When these contracts are marked-to-market, the resulting unrealized gain or loss is recorded on the income statement as a component of fuel expense for gas related derivative contracts or purchased power for power related derivative contracts. At settlement, realized gains or losses are also recorded on the income statement as a component of fuel expense for gas related derivative contracts or purchased power for power related derivative contracts.
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

Note 2 — Business Combinations
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
Cleco Cajun accounted for the Cleco Cajun Transaction as a business combination, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Cleco made certain measurement period adjustments at June 30, 2019. The following chart presents Cleco’s purchase price allocation:

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

Measurement Period Adjustments
(THOUSANDS)	AT JUNE 30, 2019
Current assets
Customer and other accounts receivable	$1,408
Other current assets	$56
Non-current assets
Property, plant, and equipment, net	$13,297
Prepayments	$(56)
Intangible assets	$(3,600)
Other deferred charges	$1
Current liabilities
Accounts payable	$3,022
Energy risk management liabilities	$(1)
Other current liabilities	$327
Non-current liabilities
Accumulated deferred federal and state income taxes, net	$421
Deferred lease revenue	$(3,600)
Intangible liabilities	$6,400
Asset retirement obligations	$4,534
Operating lease liabilities	$3

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

The measurement period adjustments resulted in an increase in electric operations revenue of $0.5 million, a decrease in other operations revenue of $0.1 million, and an increase in depreciation expense of $0.2 million recorded for the three months ended June 30, 2019.
As of December 31, 2019, Cleco completed its evaluation and determination of the fair value of assets acquired and liabilities assumed in the Cleco Cajun Transaction. There were no adjustments to those amounts during the three months ended March 31, 2020.

Pro forma Impact of the Cleco Cajun Transaction
The following table includes the unaudited pro forma financial information reflecting the consolidated results of operations of Cleco as if the Cleco Cajun Transaction had taken place on January 1, 2018. The pro forma net income for the three months ended March 31, 2019, was adjusted to exclude nonrecurring transaction-related expenses of $3.9 million.
The unaudited pro forma financial information presented in the following table is not necessarily indicative of the consolidated results of operations that would have been achieved had the transaction taken place on the date indicated, or the future consolidated results of operations of the combined companies.

Unaudited Pro Forma Financial Information
(THOUSANDS)	FOR THE THREE MONTHS ENDED MAR. 31, 2019
Operating revenue, net	$381,796
Net income	$32,986

Note 3 — Recent Authoritative Guidance

In June 2016, FASB amended the guidance for the measurement of credit losses on receivables and certain other assets. In-scope items for Cleco include unbilled revenue, trade receivables, notes receivables, other accounts receivables, and guarantees. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses. Effective January 1, 2020, Cleco adopted the amended guidance using the prospective transition method. Adoption of this standard resulted in a $0.1 million increase in credit loss reserves related to unbilled revenue and trade receivables. The current expected credit loss model did not impact reserves related to any other in-scope items. For more information on Cleco’s accounting for credit losses, see Note 1 — “Summary of Significant Accounting Policies — Reserves for Credit Losses.”
In August 2018, FASB issued guidance that allows for the deferral of certain implementation costs incurred in a cloud computing arrangement. Effective January 1, 2020, Cleco adopted the guidance using the prospective transition method. Adoption of this guidance did not materially impact the Registrants’ results of operations, financial condition, or cash flows.
In March 2020, FASB issued amendments that are elective and apply to all entities, subject to meeting certain criteria, for the contract modifications or hedging relationships that are referencing LIBOR or another reference rate expected to be discontinued due to reference rate reform. The amendments include a general principal that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendment became effective March 12, 2020. Management is evaluating this guidance and the impact it may have on the Registrants’ results of operations, financial condition, or cash flows.

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
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three months ended March 31, 2020, and 2019, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Fixed payments	$10,000	$6,667
Variable payments	5,566	3,151
Amortization of deferred lease liability(1)	2,302	1,440
Total lease income	$17,868	$11,258
(1) Consists of the deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy. For more information, see Note 2 — “Business Combinations.”

Note 5 — Revenue Recognition

Disaggregated Revenue
Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a reportable segment. For more information on the transaction, see Note 2 — “Business Combinations.”
Operating revenue, net for the three months ended March 31, 2020, and 2019, was as follows:

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31, 2020
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$81,571		$—		$—		$—	$81,571
Commercial (1)	61,110		—		—		—	61,110
Industrial (1)	32,210		—		—		—	32,210
Other retail (1)	3,461		—		—		—	3,461
Surcharge	2,443		—		—		—	2,443
Electric customer credits	(8,340)		—		—		—	(8,340)
Total retail revenue	172,455		—		—		—	172,455
Wholesale, net	42,229	(1)	89,147		(2,420)	(2)	—	128,956
Transmission, net	12,069		12,931	(3)	—		(1,818)	23,182
Other	3,695	(4)	—		1		—	3,696
Affiliate (5)	1,106		161		29,278		(30,545)	—
Total revenue from contracts with customers	231,554		102,239		26,859		(32,363)	328,289
Revenue unrelated to contracts with customers
Other	1,406	(6)	17,877	(7)	—		—	19,283
Total revenue unrelated to contracts with customers	1,406		17,877		—		—	19,283
Operating revenue, net	$232,960		$120,116		$26,859		$(32,363)	$347,572
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $0.2 million of electric customer credits.
(4) Includes $3.7 million of other miscellaneous fee revenue.
(5) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(6) Includes realized gains associated with FTRs of $1.4 million.
(7) Includes $15.6 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

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
(5) Includes realized gains associated with FTRs of $4.8 million and the reversal of the LCFC revenue of $(2.6) million.
(6) Includes $9.8 million in lease revenue related to the Cottonwood Sale Leaseback and $1.4 million of deferred lease revenue amortization.

Cleco and Cleco Power have unsatisfied performance obligations with durations ranging between 1 and 15 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At March 31, 2020, Cleco and Cleco Power had $80.7 million of unsatisfied performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance on regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Regulatory assets (liabilities)
Deferred taxes, net	$(146,225)	$(146,948)
Interest costs	3,896	3,958
AROs	3,815	3,668
Postretirement costs	147,889	151,543
Tree trimming costs	11,384	11,341
Training costs	6,202	6,241
Surcredits, net (1)	72	145
AMI deferred revenue requirement	3,000	3,136
Emergency declarations	948	1,349
Production operations and maintenance expenses	6,756	7,985
AFUDC equity gross-up (1)	71,992	72,766
Acadia Unit 1 acquisition costs	2,098	2,124
Financing costs	7,461	7,554
Coughlin transaction costs	899	906
Corporate franchise tax, net	(1,145)	(1,145)
Non-service cost of postretirement benefits	7,551	6,739
Energy efficiency	2,820	2,820
Accumulated deferred fuel	16,353	22,910
Other, net	(1,039)	(4,543)
Total regulatory assets, net	$144,727	$152,549
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at March 31, 2020, and December 31, 2019, respectively. All other assets are earning a return on investment.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Total Cleco Power regulatory assets, net	$144,727	$152,549
2016 Merger adjustments (1)
Fair value of long-term debt	125,105	127,977
Postretirement costs	16,902	17,399
Financing costs	7,849	7,935
Debt issuance costs	5,504	5,665
Total Cleco regulatory assets, net	$300,087	$311,525
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Note 7 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2020,

and December 31, 2019, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2020		AT DEC. 31, 2019
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,174,821	$3,295,214	$3,188,664	$3,371,915

* The carrying value of long-term debt does not include deferred issuance costs of $13.2 million at March 31, 2020, and $13.7 million at December 31, 2019.

Cleco Power
	AT MAR. 31, 2020		AT DEC. 31, 2019
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,369,716	$1,696,053	$1,380,688	$1,601,865

* The carrying value of long-term debt does not include deferred issuance costs of $7.2 million at March 31, 2020, and $7.4 million at December 31, 2019.

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
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$352,549	$—	$352,549	$—	$129,643	$—	$129,643	$—
FTRs	1,779	—	—	1,779	6,822	—	—	6,822
Other commodity derivatives	213	—	213	—	201	—	201	—
Total assets	$354,541	$—	$352,762	$1,779	$136,666	$—	$129,844	$6,822
Liability description
FTRs	$683	$—	$—	$683	$1,044	$—	$—	$1,044
Other commodity derivatives	12,494	—	12,494	—	5,373	—	5,373	—
Total liabilities	$13,177	$—	$12,494	$683	$6,417	$—	$5,373	$1,044

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$198,006	$—	$198,006	$—	$74,903	$—	$74,903	$—
FTRs	1,673	—	—	1,673	6,311	—	—	6,311
Total assets	$199,679	$—	$198,006	$1,673	$81,214	$—	$74,903	$6,311
Liability description
FTRs	$524	$—	$—	$524	$586	$—	$—	$586
Total liabilities	$524	$—	$—	$524	$586	$—	$—	$586

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Beginning balance	$5,778	$22,887
Unrealized losses*	(1,398)	(1,917)
Purchases	466	5,237
Settlements	(3,750)	(18,397)
Ending balance	$1,096	$7,810
* Cleco Power’s unrealized losses are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized (losses) gains are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Beginning balance	$5,725	$22,887
Unrealized losses*	(1,311)	(2,939)
Purchases	466	1,286
Settlements	(3,731)	(16,422)
Ending balance	$1,149	$4,812
* Unrealized losses are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of March 31, 2020, and December 31, 2019:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2020	$1,779	$683	RTO auction pricing	FTR price - per MWh	$(1.40)	$2.93
FTRs at Dec. 31, 2019	$6,822	$1,044	RTO auction pricing	FTR price - per MWh	$(2.57)	$2.86

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2020	$1,673	$524	RTO auction pricing	FTR price - per MWh	$(1.40)	$2.93
FTRs at Dec. 31, 2019	$6,311	$586	RTO auction pricing	FTR price - per MWh	$(2.04)	$2.86

Cleco utilizes different valuation techniques for fair value calculations. In order to measure the fair value for Level 1 assets and liabilities, Cleco obtains the closing price from published indices in active markets for the various instruments and multiplies this price by the appropriate number of instruments held. Level 2 fair values are determined by

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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
At March 31, 2020, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the institutional money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2020, and December 31, 2019:

Cleco
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Cash and cash equivalents	$338,611	$103,409
Current restricted cash and cash equivalents	$4,054	$11,100
Non-current restricted cash and cash equivalents	$9,883	$15,134

Cleco Power
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Cash and cash equivalents	$184,911	$49,509
Current restricted cash and cash equivalents	$4,054	$11,100
Non-current restricted cash and cash equivalents	$9,041	$14,294

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
Other commodity derivatives include fixed price physical forwards and swap transactions. These contracts contain counterparty credit risk because they are transacted directly with a counterparty and are not cleared on an exchange. With respect to any open trading contracts that Cleco has entered into or may enter into in the future, Cleco may be required to provide credit support or pay liquidated damages under such contracts. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, and changes in the amounts counterparties owe to Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease. These other commodity derivatives are recorded at fair value and categorized as Level 2 because pricing is indexed to other contracts.
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
During the three months ended March 31, 2020, and the year ended December 31, 2019, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2020, and December 31, 2019:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2020	AT DEC. 31, 2019
Commodity-related contracts
FTRs
Current	Energy risk management assets	$1,779	$6,822
Current	Energy risk management liabilities	(683)	(1,044)
Other commodity derivatives
Current	Energy risk management assets	213	201
Current	Energy risk management liabilities	(9,014)	(3,069)
Non-current	Other deferred credits	(3,480)	(2,304)
Commodity-related contracts, net		$(11,185)	$606

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2020	AT DEC. 31, 2019
Commodity-related contracts
FTRs
Current	Energy risk management assets	$1,673	$6,311
Current	Energy risk management liabilities	(524)	(586)
Commodity-related contracts, net		$1,149	$5,725

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2020, and 2019:

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Cleco
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2020	2019
Commodity-related contracts
FTRs(1)	Electric operations	$1,396	$5,209
FTRs(1)	Purchased power	(381)	(3,324)
Other commodity derivatives	Fuel used for electric generation	(7,108)	—
Total		$(6,093)	$1,885
(1) For the three months ended March 31, 2020, unrealized losses associated with FTRs for Cleco Power of $1.3 million were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2019, unrealized losses associated with FTRs for Cleco Power of $2.9 million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2020	2019
Commodity-related contracts
FTRs(1)	Electric operations	$1,396	$5,206
FTRs(1)	Purchased power	(751)	(1,983)
Total		$645	$3,223

(1) For the three months ended March 31, 2020, unrealized losses associated with FTRs of $1.3 million were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2019, unrealized losses associated with FTRs of $2.9 million were reported through Accumulated deferred fuel on the balance sheet.

The total volume of FTRs that Cleco Power had outstanding at March 31, 2020, and December 31, 2019, was 3.4 million MWh and 9.2 million MWh, respectively. The total volume of FTRs that Cleco had outstanding at March 31, 2020, and December 31, 2019, was 5.4 million MWh and 14.6 million MWh, respectively. The total volume of other commodity derivatives Cleco had outstanding at March 31, 2020, and December 31, 2019, was 54.8 million MMBtus and 58.5 million MMBtus, respectively.

Note 8 — Debt

On March 2, 2020, Cleco Power made the final $11.1 million principal payment and completed the repayment in full of its Cleco Katrina/Rita storm recovery bonds issued in March 2008.
On May 1, 2020, Cleco Power repriced at a mandatory tender date its $50.0 million 2008 series A GO Zone bonds and entered into a new interest rate period with a mandatory tender date of May 1, 2025. The interest rate for the new interest rate period is fixed at 2.50% per annum.
At March 31, 2020, Cleco Holdings had $88.0 million of borrowings outstanding under its $175.0 million credit facility at an all-in interest rate of 2.50%. The borrowing costs under the facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At March 31, 2020, Cleco Power had $150.0 million of borrowings outstanding under its $300.0 million credit facility at an all-in interest rate of 1.875%. The borrowing costs under the facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%.

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. In September 2019, Cleco made a $12.3 million discretionary contribution to the pension plan. Based on updated funding assumptions at December 31, 2019, management estimates that $66.5 million in pension contributions will be required through 2024. Cleco expects to make a $15.5 million minimum required contribution to the pension plan in 2020.
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
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three months ended March 31, 2020, and 2019 were as follows:

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019	2020	2019
Components of periodic benefit costs
Service cost	$2,328	$2,067	$508	$288
Interest cost	5,130	5,650	410	400
Expected return on plan assets	(6,245)	(6,622)	—	—
Amortizations
Prior period service credit	(15)	(18)	—	—
Net loss (gain)	3,672	1,875	339	(45)
Net periodic benefit cost	$4,870	$2,952	$1,257	$643

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2020, was $0.4 million. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2019, was $0.5 million.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2020, was $1.2 million. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2019, was $0.7 million. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at March 31, 2020, and December 31, 2019, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Current	$4,401	$4,401
Non-current	$48,175	$48,321

Cleco Power
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Current	$3,815	$3,815
Non-current	$41,994	$42,080

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated

Statements of Income. The components of the net periodic benefit cost related to SERP for the three months ended March 31, 2020, and 2019 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Components of periodic benefit costs
Service cost	$95	$113
Interest cost	733	825
Amortizations
Prior period service credit	(40)	(35)
Net loss	757	392
Net periodic benefit cost	$1,545	$1,295

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2020, was $0.2 million. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2019, was $0.3 million.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2020, and December 31, 2019, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Current	$4,599	$4,599
Non-current	$84,219	$84,529

Cleco Power
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Current	$760	$760
Non-current	$13,863	$13,964

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan was amended upon the close of the Cleco Cajun Transaction to include Cleco Cajun employees. Cleco’s 401(k) Plan expense for the three months ended March 31, 2020, and 2019 was as follows:

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
401(k) Plan expense	$3,256	$2,267

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2020, and 2019 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
401(k) Plan expense	$1,662	$930

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three months ended March 31, 2020, and 2019:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
	2020	2019
Effective tax rate	19.8%	22.6%

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2020	2019
Effective tax rate	22.0%	23.0%

For the three months ended March 31, 2020, and 2019, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to permanent tax differences; the flowthrough of tax benefits, including AFUDC equity; and state tax expense.

Net Operating Loss
For the 2019 tax year, Cleco created approximately $551.4 million and $82.6 million of federal and state net operating losses, respectively, primarily due to the Cleco Cajun Transaction.
The federal net operating loss may be carried forward indefinitely, and state net operating loss carryforwards will begin to expire in 2039.
Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments and utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At March 31, 2020, and December 31, 2019, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2020, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which financial results are examined and agreed upon prior to filing the federal consolidated tax return. While the statute of limitations remains open for tax years 2016, 2017, and 2018, management believes the likelihood of further examination by the IRS is remote.
The state income tax years 2016, 2017, and 2018 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2020, and 2019, no penalties were recognized.

Coronavirus Aid, Relief and Economic Security (CARES Act)
On March 27, 2020, the CARES Act was enacted and signed into law in response to the COVID-19 pandemic. Among other provisions, the CARES Act includes modifications on the limitations of business interest for the 2019 and 2020 tax years. The modifications increase the allowable business interest deduction from 30% to 50% of adjusted taxable income. The modification increased Cleco’s allowable interest expense deduction and, as a result, decreased taxable income, creating larger net operating loss carryforwards for the tax year ended December 31, 2019. As a result of the CARES Act, Cleco does not expect any disallowed interest for the 2019 and 2020 tax years.

Note 11 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Cleco Cajun.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, and an investment subsidiary. Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a reportable segment. For more information on the transaction, see Note 2 — “Business Combinations.” There are no other changes to Cleco’s existing reportable segments.
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

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Segment Information For The Three Months Ended Mar. 31,
2020 (THOUSANDS)	CLECO POWER	CLECO CAJUN	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$224,430	$89,147	$(2,420)	$—	$311,157
Other operations	15,764	30,961	1	(1,818)	44,908
Affiliate revenue	1,106	161	29,278	(30,545)	—
Electric customer credits	(8,340)	(153)	—	—	(8,493)
Operating revenue, net	$232,960	$120,116	$26,859	$(32,363)	$347,572
Depreciation and amortization	$43,677	$10,103	$2,094	$(1)	$55,873
Interest income	$954	$155	$100	$(52)	$1,157
Interest charges	$18,581	$10	$16,610	$(52)	$35,149
Federal and state income tax expense (benefit)	$3,338	$6,421	$(8,197)	$—	$1,562
Net income (loss)	$11,831	$19,535	$(25,039)	$1	$6,328
Additions to property, plant, and equipment	$61,477	$3,341	$806	$—	$65,624
Equity investment in investees	$17,072	$—	$—	$—	$17,072
Goodwill	$1,490,797	$—	$—	$—	$1,490,797
Total segment assets	$6,098,446	$1,020,099	$616,068	$(58,418)	$7,676,195

2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN	OTHER	ELIMINATIONS	CONSOLIDATED
Revenue
Electric operations	$257,175	$58,194	$(2,420)	$—	$312,949
Other operations	19,430	19,965	2	—	39,397
Affiliate revenue	300	—	26,535	(26,835)	—
Electric customer credits	(8,160)	—	—	—	(8,160)
Operating revenue, net	$268,745	$78,159	$24,117	$(26,835)	$344,186
Depreciation and amortization	$42,377	$5,410	$2,069	$—	$49,856
Interest income	$994	$254	$417	$(174)	$1,491
Interest charges	$17,145	$—	$17,028	$(174)	$33,999
Federal and state income tax expense (benefit)	$7,998	$3,529	$(5,540)	$(1)	$5,986
Net income (loss)	$26,712	$11,056	$(17,210)	$(1)	$20,557
Additions to property, plant, and equipment	$81,040	$1,530	$1,109	$—	$83,679
Equity investment in investees (1)	$17,072	$—	$—	$—	$17,072
Goodwill (1)	$1,490,797	$—	$—	$—	$1,490,797
Total segment assets (1)	$5,967,327	$1,011,591	$546,096	$(48,716)	$7,476,298
(1) Balances as of December 31, 2019

Note 12 — Regulation and Rates
At March 31, 2020, Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of $19.7 million for the estimated refund for the tax-related benefits from the TCJA, $3.5 million for the estimated refund related to the FERC audit, $2.2 million for the cost of service savings refunds, and $1.0 million for the change in transmission ROE. For more information about the FERC audit, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of March 31, 2020, Cleco Power had $1.0 million accrued for the change in ROE. For more information on the ROE complaints, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

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
Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. In January 2020, Cleco Power reached an agreement with the LPSC Staff regarding the treatment and realignment of SSR revenue between base and fuel revenue that resulted in $2.3 million of refunds for the 2018 monitoring report and confirmed no refunds for the 2017 monitoring report. The settlement also applies to treatment of SSR revenues for the 2019 monitoring report. The 2017 monitoring report was approved by the LPSC Staff on February 19, 2020. Cleco Power refunded the $2.3 million for the 2018 monitoring report in March 2020 as agreed to in the settlement of the 2017 monitoring report.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

On April 30, 2020, the LPSC filed the uncontested Joint Report and Draft Order on Cleco Power’s FRP for the 12 months ended June 30, 2018. The conclusions were an earnings-related refund of $2.3 million, which was refunded on March 2020 bills, and no adjustments to rider FRP. Cleco Power expects approval on the 2018 monitoring report in the second quarter of 2020. Cleco Power has also responded to data requests relating to the 2019 FRP monitoring report.
Cleco Power’s monitoring reports also included a $1.2 million annual cost of service savings as a result of the 2016 Merger Commitments. The cost of service savings are not subject to the target ROE or any sharing mechanism. The cost of service savings are refunded annually in September and will continue until Cleco Power’s next FRP is in effect, which is expected in July 2020. At March 31, 2020, Cleco Power had $2.2 million accrued for the estimated cost of service savings refunds.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reserve for the reduction in the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flow through to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. In July 2019, the LPSC approved Cleco Power’s rate refund of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund is being credited to customers over 12 months beginning August 1, 2019. At March 31, 2020, Cleco Power had $19.7 million accrued for the estimated federal tax-related benefits from the TCJA and $1.6 million accrued in related interest.
Also, in July 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s application for its next FRP, which was filed on June 28, 2019.

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution could be implemented to mitigate reliability issues. One mitigating factor identified was Cleco Power’s Terrebonne to Bayou Vista Transmission project, which was completed in April 2019. Cleco Power received a termination notice, effective April 30, 2019, and filed paperwork to withdraw the filed Attachment Y. While operating as an SSR unit, Cleco Power received monthly payments that included recovery of expenses, including capital expenditures, related to the operations of Teche Unit 3. Additionally, MISO allocated SSR costs to the load serving entities that required the operation of the SSR unit, including Cleco Power. These payments and cost allocations were finalized as part of a MISO SSR settlement approved in December 2018. Cleco Power operated Teche Unit 3 as an SSR unit from April 2017 until April 2019.

Cleco Power expects Teche Unit 3 to be available to run until the estimated 2021 in-service date of the Bayou Vista to Segura Transmission project, at which time Cleco Power does not expect to offer the unit into MISO, barring any grid or customer reliability issues or other similar reasons. At March 31, 2020, Cleco Power had $6.1 million accrued for the net capital refund for capital expenditures paid for by third parties while operating under the SSR agreement. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for their portion of the capital refund. Management is unable to determine the timing of the capital refund.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2020, consisted of its equity investment of $17.1 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(2,200)	(2,200)
Total equity investment in investee	$17,072	$17,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Oxbow’s net assets/liabilities	$34,145	$34,145
Cleco Power’s 50% equity	$17,072	$17,072
Cleco Power’s maximum exposure to loss	$17,072	$17,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Operating revenue	$1,882	$1,958
Operating expenses	1,882	1,958
Income before taxes	$—	$—

DHLC mines lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station. For more information on DHLC and the Oxbow mine, see Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

2016 Merger
In connection with the 2016 Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally alleged, among other things, that the members of Cleco Corporation’s Board of Directors breached their fiduciary duties by, among other things, conducting an allegedly inadequate sale process, agreeing to the 2016 Merger at a price that allegedly undervalued Cleco, and failing to disclose material information about the 2016 Merger. The petitions also alleged that Como 1, Cleco Corporation, Merger Sub, and, in some cases, certain of the investors in Como 1 either aided and abetted or entered into a civil conspiracy to advance those supposed breaches of duty. The petitions sought various remedies, including monetary damages, which includes attorneys’ fees and expenses.
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

In November 2014, the plaintiff in the Braunstein action moved for a dismissal of the action without prejudice, and that motion was granted in November 2014. In December 2014, the Court consolidated the remaining three actions and appointed interim co-lead counsel, and dismissed the investors in Cleco Partners as defendants, per agreement of the parties. Also, in December 2014, the plaintiffs in the consolidated action filed a Consolidated Amended Verified Derivative and Class Action Petition for Damages and Preliminary and Permanent Injunction.
The three actions filed in the Civil District Court for Orleans Parish were captioned as follows:

•	Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),

•	Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and

•	Cashen v. Cleco Corporation, No. 2014-11236 (filed November 21, 2014).

In December 2014, the directors and Cleco filed declinatory exceptions in each action on the basis that each action was improperly brought in Orleans Parish and should either be transferred to the Ninth Judicial District Court for Rapides Parish or dismissed. Also, in December 2014, the plaintiffs in each action jointly filed a motion to consolidate the three actions pending in Orleans Parish and to appoint interim co-lead plaintiffs and co-lead counsel. In January 2015, the Court in the Creative Life Services case sustained the defendants’ declinatory exceptions and dismissed the case so that it could be transferred to the Ninth Judicial District Court for Rapides Parish. In February 2015, the plaintiffs in Butler and Cashen also consented to the dismissal of their cases from Orleans Parish so they could be transferred to the Ninth Judicial District Court for Rapides Parish. By operation of the December 2014 order of the Ninth Judicial District Court for Rapides Parish, the Butler, Cashen, and Creative Life Services actions were consolidated into the actions pending in Rapides Parish.
In February 2015, the Ninth Judicial District Court for Rapides Parish held a hearing on a motion for preliminary injunction filed by plaintiffs in the consolidated action seeking to enjoin the shareholder vote for approval of the Merger Agreement. The District Court heard and denied the plaintiffs’ motion. In June 2015, the plaintiffs filed their Second Consolidated Amended Verified Derivative and Class Action Petition. Cleco filed exceptions seeking dismissal of the second amended petition in July 2015. The LPSC voted to approve the 2016 Merger before the Court could consider the plaintiffs’ peremptory exceptions.
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition, respectively. The fourth amended petition, which remains the operative petition and was filed after the 2016 Merger closed, eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. The defendants filed exceptions seeking dismissal of the fourth amended Petition. In September 2016, and the District Court granted the exceptions of no cause of action and no right of action and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. In November 2018, Cleco filed renewed exceptions of no cause of action and res judicata, seeking to dismiss all claims. On December 21, 2018, the court dismissed Cleco Partners and Cleco Holdings as defendants per the agreement of the parties, leaving as the only remaining defendants certain former executive officers and independent directors. The District Court denied the defendants’ exceptions on January 14, 2019. A hearing on the plaintiffs’ motion for certification of a class was scheduled for August 26, 2019; however, prior to the hearing, the parties reached an agreement to certify a limited class. On September 7, 2019, the District Court certified a class limited to shareholders who voted against, abstained from voting, or did not vote on the 2016 Merger. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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
In March 2018, approximately 26 other individual plaintiffs filed a petition against Cleco Power and other defendants in Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. D180096-C. The action was filed in the 260th Judicial District Court for Orange County, Texas. The defendants removed the case to federal court in April 2018. The new federal case is Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. 18-cv-153, U.S. District Court for the Eastern District of Texas. The allegations are essentially identical to those in the Bonin Case. Also, in April 2018, Cleco Power filed a motion to dismiss on the same grounds that previously were successful in the Bonin Case. In July 2018, the district court entered an order consolidating the Addison Case with the Bonin Case. Management believes that both cases, as they relate to Cleco Power, have no merit. In August 2018, the Judge entered an order requiring the plaintiffs to file a more definitive statement to clarify the plaintiffs’ claims. In response thereto, the plaintiffs filed a Sixth Amended Petition in September 2018. Cleco Power filed a response in October 2018. All claims were dismissed against Cleco Power by ruling of the Judge on March 18, 2019. The plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Fifth Circuit. The case is fully briefed before the Fifth Circuit Court of Appeals, and an oral argument was scheduled for the week of March 30, 2020; however, oral arguments have been delayed due to impacts from the COVID-19 pandemic.

Dispute with Saulsbury Industries
In October 2018, Cleco Power sued Saulsbury Industries, Inc., the former general contractor for the St. Mary Clean Energy Center project, seeking damages for Saulsbury Industries, Inc.’s failure to complete the St. Mary Clean Energy Center project on time and for costs incurred by Cleco Power in hiring a replacement general contractor. The action was filed in the Ninth Judicial District Court for Rapides Parish, No. 263339. Saulsbury Industries, Inc. removed the case to the U.S. District Court for the Western District of Louisiana, on March 1, 2019.
In January 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC, in the U.S. District Court for the Western District of Louisiana. Saulsbury Industries, Inc. alleging that Cleco Power and Cabot Corporation caused delays in the St. Mary Clean Energy Center project, resulting in alleged impacts to Saulsbury Industries, Inc.’s direct and indirect costs. On June 5, 2019, Cleco Power and Cabot Corporation each filed separate motions to dismiss. On October 24, 2019, the District Court denied Cleco’s motion as premature and ruled that Saulsbury Industries, Inc. had six weeks to conduct discovery on specified jurisdictional issues. The current procedural posture of the Western District of Louisiana case reflects a recognition by Cleco Power and Saulsbury Industries, Inc. that subject matter jurisdiction has not been established in relation to Cleco Power and Saulsbury Industries, Inc. and that this action, insofar as it relates to Cleco Power and Saulsbury Industries, Inc., will not proceed in federal court.
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish, No. 133910-A. Saulsbury Industries, Inc. asserted the same claim as the Western District Litigation and further asserts claims for payment on an open account. On December 9, 2019, Cleco moved to stay the case, arguing that the

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Rapides Parish suit should proceed. On February 14, 2020, the court granted Cleco’s motion, which stay order remains in place until lifted.

LPSC Audits

Fuel Audit
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. Cleco Power has FAC filings for January 2018 and thereafter that remain subject to audit. On April 21, 2020, Cleco Power received notice from the LPSC of its filing for Request For Proposals to hire outside consultants to perform the FAC audit for the period of January 2018 to December 2019. The total amount of fuel expense expected to be included in the audit is $565.8 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from its customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power has EAC filings for January 2018 and thereafter that remain subject to audit. On March 11, 2020, Cleco Power received notice from the LPSC of its filing for Request For Proposals to hire outside consultants to perform the EAC audit for the period of January 2018 to December 2019. The total amount of environmental expense expected to be included in the audit is $26.2 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in an estimated refund of $3.5 million related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting. This amount was recorded in Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2020. Cleco Power anticipates this amount to be refunded to its wholesale transmission customers as a reduction in Attachment O and grandfathered agreement rates over 12 months beginning June 1, 2020.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%.
The complaints covered the period December 2013 through May 2016. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE. However, on November 21, 2019, FERC voted to adopt a new methodology for evaluating base ROE for public utilities under the Federal Power Act. In addition, FERC set the MISO transmission owners’ region-wide base ROE at 9.88% for the refund period covered in the first complaint and going forward. The draft FERC order further found that complainants in the second complaint proceeding failed to show that the 9.88% base ROE was unjust and unreasonable and thus dismissed the second complaint. Cleco Power is unable to determine when a final FERC Order will be issued. As of March 31, 2020, Cleco Power had $1.0 million accrued for the change in the ROE.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. Beginning January

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2020, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $5.1 million and has accrued this amount.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $83.0 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closure is subject to LPSC review and approval. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
At March 31, 2020, Cleco Holdings had a $34.5 million letter of credit to MISO pursuant to energy market requirements related to Cleco Cajun’s participation in MISO. The letter of credit automatically renews each year and has no impact on the Cleco Holdings’ credit facility.
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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
On March 1, 2019, Cleco Power began to operate Dolet Hills Power Station from June through September of each year; however, Dolet Hills Power Station will continue to be available to operate in other months, if needed. In January 2020, Cleco Power’s joint owner in Dolet Hills Power Station unilaterally entered into a settlement with the Arkansas Public Service Commission to seek regulatory approval to retire the Dolet Hills Power Station by the end of 2026. This settlement does not bind Cleco Power to agree to retire the Dolet Hills Power Station by 2026.
In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020, subject to LPSC review and approval. Early closure of the mines would most likely result in increased costs billed through fuel, which management currently believes are recoverable. Management does not believe an early closure of the mines would have an adverse impact on the recovery value of the plant. Cleco Power has the ability to secure alternative fuel sources and expects to have sufficient lignite fuel available to continue seasonal operations of the Dolet Hills Power Station through at least the 2020 and 2021 seasonal operations periods. Also in April 2020, Cleco Power announced its intent to seek regulatory approval to retire the Dolet Hills Power Station at the end of 2021, subject to recovery mechanisms. This does not bind Cleco Power to a specific retirement plan and Cleco Power will continue to evaluate the cost of operating the Dolet Hills Power Station compared with other alternatives and decide the best course of action for the Dolet Hills Power Station within the LPSC regulatory requirements and recovery mechanisms.

Note 15 — Affiliate Transactions
At March 31, 2020, Cleco had an affiliate payable of $33.8 million to Cleco Group primarily for affiliate settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2020		AT DEC. 31, 2019
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$10,420	$170	$10,351	$194
Support Group	1,082	10,197	3,172	13,890
Cleco Cajun	535	119	958	39
Total	$12,037	$10,486	$14,481	$14,123

Note 16 — Intangible Assets and Liabilities
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset was fully amortized in March 2020 and had no residual value at the end of its life.
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. The intangible assets related to the power supply agreements are amortized over the estimated life of each applicable contract ranging between 7 and 19 years and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
As a result of the Cleco Cajun Transaction, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. The fair value of intangible assets of $98.9 million and intangible liabilities of $14.2 million was reflected in the purchase price allocation. At the end of their life, these intangible assets and liabilities will have no residual value. These intangibles are amortized over the estimated life of each applicable contract ranging between 2 and 8 years. The amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. An intangible liability of $24.1 million was reflected in the purchase price allocation and is being amortized using the straight-line method over the estimated life of the LTSA of seven years. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Condensed Consolidated Balance Sheet. For more information on the fair value adjustments of intangible assets and liabilities related to the Cleco Cajun Transaction, see Note 2 — “Business Combinations.”
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$517	$4,870
Trade name	$64	$64
Power supply agreements	$6,400	$5,190
Intangible liabilities
LTSA	$871	$581
Power supply agreements	$882	$211

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019
Cleco Katrina/Rita right to bill and collect storm recovery charges	$517	$4,870

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco and Cleco Power:

Cleco
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Trade name	5,100	5,100
Power supply agreements	184,004	184,004
Total intangible assets carrying amount	259,698	259,698
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liability carrying amount	38,300	38,300
Net intangible assets carrying amount	221,398	221,398
Accumulated amortization	(120,395)	(115,167)
Net intangible assets subject to amortization	$101,003	$106,231

Cleco Power
(THOUSANDS)	AT MAR. 31, 2020	AT DEC. 31, 2019
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(177,537)	(177,020)
Net intangible assets subject to amortization	$—	$517

Note 17 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
FOR THE THREE MONTHS ENDED MAR. 31, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(17,513)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	414
Balances, Mar. 31, 2020	$(17,099)

FOR THE THREE MONTHS ENDED MAR. 31, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN
Balances, beginning of period	$1,786
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	(135)
Balances, Mar. 31, 2019	$1,651

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(16,717)	$(5,868)	$(22,585)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	426	—	426
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2020	$(16,291)	$(5,804)	$(22,095)

	FOR THE THREE MONTHS ENDED MAR. 31, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(7,060)	$(6,122)	$(13,182)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	156	—	156
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2019	$(6,904)	$(6,058)	$(12,962)

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2020, and 2019.

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

COVID-19
On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. Cleco has modified some of its business operations, as these restrictions have significantly impacted many sectors of the economy, including record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. Cleco has also modified certain business practices to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization, and other governmental and regulatory authorities. For example, since March 13, 2020, Cleco temporarily closed all customer service offices, temporarily suspended disconnects and late fees, restricted access to its administrative offices, implemented remote work arrangements, prohibited all non-critical travel for Cleco business, prohibited in-person gatherings of more than 10 people at Cleco work locations, and required all meetings to be held virtually or via telephone.
Cleco provides a critical service to its customers which means that it is paramount that it keeps its employees who operate its business safe and informed and has taken and continues to take and update precautions for that purpose. In addition, Cleco assessed and updated its existing business continuity plans for its business units in the context of the COVID-19 pandemic. The LPSC has issued a moratorium on disconnects of customers for non-payment, and accordingly Cleco has taken steps to assure its customers that disconnections for non-payment as well as late fees are temporarily suspended. Cleco is also working with its suppliers to understand the potential impacts to its supply chain. This is a rapidly evolving situation and could lead to extended disruption of economic activity in Cleco’s service territory. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as Cleco believes are warranted.
The first priority in Cleco’s response to this crisis has been the health and safety of its employees and those of its customers and other business counterparties. Cleco has implemented preventative measures and developed corporate response plans to minimize unnecessary risk of exposure and prevent infection, while supporting its customers’ operations to the best of its ability in the circumstances. Cleco has an Emergency (Crisis) Response Team for health, safety, and environmental matters and personnel issues, and has established a Pandemic Plan Team to address various impacts of COVID-19 as they have been developing. This team provides leadership and guidance for planning, risk management, and any policy changes. The team ensures that areas of Cleco plan, manage, and safely execute the pandemic plan set forth by management. Cleco employees are required to report daily to their manager or supervisor any changes to the employee’s health, the employee’s family’s health, and travel plans. This is reported to the Pandemic Plan Team at a minimum of three times per week. The results are then communicated on a weekly update call to all employees. Proper measures are taken for any employee at risk of having COVID-19 and measures are taken to protect any employees with which the at-risk employee had been in contact. Cleco also has modified certain business practices, including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences, to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other federal, state, and local governmental and regulatory authorities. Cleco is continuing to address concerns to protect the health and safety of its employees and those of its customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

government shutdowns. Restrictions of this nature have caused, and may continue to cause, Cleco, its suppliers, and other business counterparties to experience operational delays.
In addition, Cleco has implemented certain measures that it believes will provide financial flexibility and maintain liquidity. On March 23, 2020, Cleco Holdings made an $88.0 million draw on its credit facility, and Cleco Power made a $150.0 million draw on its credit facility. While Cleco continues to assess the COVID-19 situation, at this time Cleco cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on its business, cash flows, liquidity, financial condition, and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, including the LPSC and FERC, Cleco’s customers and suppliers, and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors — COVID-19.”

Cleco Cajun Transaction
Upon completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a reportable segment and is reflected as such in this Quarterly Report on Form 10-Q. For more information on the Cleco Cajun Transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combinations.” Cleco’s condensed consolidated financial statements for the quarter ended March 31, 2019, include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, until March 31, 2019.

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

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 48 miles of 230kV transmission line, a 230/138kV substation and three substation expansions in south Louisiana. The project is expected to cost approximately $136.7 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. Construction has begun on expansions to existing substations, with the northern phase expected to be completed in the first quarter of 2021 and the southern phase expected to be completed in the fourth quarter of 2021. As of March 31, 2020, Cleco Power had spent $15.6 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of March 31, 2020, Cleco Power had spent $2.7 million on the project.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2020, and 2019

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue, net	$347,572	$344,186	$3,386	1.0%
Operating expenses	292,907	293,600	693	0.2%
Operating income	54,665	50,586	4,079	8.1%
Interest income	1,157	1,491	(334)	(22.4)%
Allowance for equity funds used during construction	(74)	5,688	(5,762)	(101.3)%
Other (expense) income, net	(12,709)	2,777	(15,486)	(557.7)%
Interest charges	35,149	33,999	(1,150)	(3.4)%
Federal and state income tax expense	1,562	5,986	4,424	73.9%
Net income	$6,328	$20,557	$(14,229)	(69.2)%
Includes the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through March 31, 2019, and January 1, 2020, through March 31, 2020.

COVID-19 Impacts
The rapid spread of COVID-19 and the varying degrees of restrictions on business and social activities imposed by

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

federal, state, and local governments to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory, have caused Cleco to experience increasingly adverse business conditions, especially in the latter half of March 2020. While Cleco continues to assess the COVID-19 situation, at this time Cleco cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on its financial condition and future results of operations, although Cleco expects the COVID-19 situation to adversely impact future quarters. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q.

Operating Revenue, Net
Operating revenue, net increased $3.4 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to higher electric operations revenue of $31.3 million and higher other operations revenue of $11.0 million at Cleco Cajun, partially offset by $38.4 million of lower fuel cost recovery revenue at Cleco Power.

Operating Expenses
Operating expenses increased $0.7 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $31.4 million of higher Cleco Cajun expenses, as well as $8.8 million of higher other operations and maintenance expenses and $2.7 million of higher taxes other than income taxes at Cleco Power. These increases were partially offset by $38.0 million of lower recoverable fuel and purchased power expenses at Cleco Power and $2.2 million of lower Cleco Cajun Transaction costs at Cleco Holdings.

Allowance for equity funds used during construction
Allowance for equity funds used during construction decreased $5.8 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $4.5 million of lower Cleco Power construction costs as a result of various projects being placed in service in 2019 and $1.0 million due to lower AFUDC rates driven by the impact of Cleco Power’s $150.0 million short-term debt borrowings outstanding under its credit facility.

Other (Expense) Income, Net
Other (expense) income, net increased $15.5 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $11.2 million for the decrease in cash surrender value of certain trust-owned life insurance policies as a result of unfavorable market conditions at Cleco Holdings and $2.0 million of higher pension non-service costs at Cleco Power.

Income Taxes
Federal and state income tax expense decreased $4.4 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $2.6 million for the change in pretax income, excluding AFUDC equity, and $1.2 million for state tax expenses.
The effective income tax rate for the first quarter of 2020 and 2019 was 19.8% and 22.6%, respectively. The estimated annual effective income tax rate used during the first quarter of 2020 and 2019 for Cleco may not be indicative of the full-year income tax rate.

Results of operations for Cleco Power and Cleco Cajun are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Base	$147,999	$142,385	$5,614	3.9%
Fuel cost recovery	76,431	114,790	(38,359)	(33.4)%
Electric customer credits	(8,340)	(8,160)	(180)	(2.2)%
Other operations	15,764	19,430	(3,666)	(18.9)%
Affiliate revenue	1,106	300	806	268.7%
Operating revenue, net	232,960	268,745	(35,785)	(13.3)%
Operating expenses
Recoverable fuel and purchased power	76,834	114,794	37,960	33.1%
Non-recoverable fuel and purchased power	7,692	8,991	1,299	14.4%
Other operations and maintenance	56,944	47,700	(9,244)	(19.4)%
Depreciation and amortization	43,677	42,377	(1,300)	(3.1)%
Taxes other than income taxes	12,276	9,978	(2,298)	(23.0)%
Total operating expenses	197,423	223,840	26,417	11.8%
Operating income	35,537	44,905	(9,368)	(20.9)%
Interest income	954	994	(40)	(4.0)%
Allowance for equity funds used during construction	(74)	5,688	(5,762)	(101.3)%
Other (expense) income, net	(2,667)	268	(2,935)	*
Interest charges	18,581	17,145	(1,436)	(8.4)%
Federal and state income tax expense	3,338	7,998	4,660	58.3%
Net income	$11,831	$26,712	$(14,881)	(55.7)%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	780	787	(0.9)%
Commercial	582	582	—%
Industrial	484	490	(1.2)%
Other retail	31	31	—%
Total retail	1,877	1,890	(0.7)%
Sales for resale	650	619	5.0%
Total retail and wholesale customer sales	2,527	2,509	0.7%

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$61,890	$56,104	10.3%
Commercial	47,056	44,863	4.9%
Industrial	20,580	20,649	(0.3)%
Other retail	2,679	2,558	4.7%
Surcharge	2,442	5,321	(54.1)%
Total retail	134,647	129,495	4.0%
Sales for resale	13,352	12,890	3.6%
Total base revenue	$147,999	$142,385	3.9%

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

	FOR THE THREE MONTHS ENDED MAR. 31,
				CHANGE
	2020	2019	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	586	733	891	(20.1)%	(34.2)%
Cooling degree-days	264	108	78	144.4%	238.5%

Base
Base revenue increased $5.6 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to the absence of $4.6 million of deferrals to a regulatory liability for over collections of revenue related to the St. Mary Clean Energy Center project due to the delay in the project’s commercial operational date and the absence of $2.6 million for the reversal of the accumulated LCFC revenue, partially offset by $1.7 million of lower Cleco Katrina/Rita storm restoration surcharge revenue as a result of the completion of the Cleco Katrina/Rita bond repayment in March 2020. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 77% of Cleco Power’s total fuel cost during the first quarter of 2020 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information Cleco Power’s most current fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue decreased $3.7 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to the absence of $2.4 million of net generation revenue as a result of the Teche Unit 3 SSR ending in April 2019 and $0.5 million of lower forfeited discounts. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $9.2 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $3.5 million of higher fees for outside services, $2.9 million of higher generating station outage maintenance expenses, and $2.3 million of higher uncollectible accounts expense.

Depreciation and Amortization
Depreciation and amortization increased $1.3 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $3.0 million of higher depreciation on normal recurring additions to fixed assets and $2.1 million of higher amortization of intangible property due to the implementation of the START project, partially offset by $2.7 million of lower amortization of storm damages which is based on collections from customers, and the absence of $1.1 million of deferrals of corporate franchise taxes to a regulatory asset.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $2.3 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $1.4 million of higher property taxes and $0.5 million of higher franchise taxes.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $5.8 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $4.5 million of lower construction costs as a result of the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the Terrebonne to Bayou Vista Transmission project, and the START project being placed in service in 2019 and $1.0 million due to lower AFUDC rates driven by the impact of Cleco Power’s $150.0 million short-term debt borrowings outstanding under its credit facility.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Other (Expense) Income, Net
Other (expense) income, net increased $2.9 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $2.0 million of higher pension non-service costs and $0.7 million for the decrease in the cash surrender value of company-owned life insurance policies.

Interest Charges
Interest charges increased $1.4 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to lower allowance for borrowed funds used during construction primarily due to the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the Terrebonne to Bayou Vista Transmission project, and the START project being placed in service in 2019.

Income Taxes
Federal and state income tax expense decreased $4.7 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $2.8 million for the change in pretax income, excluding AFUDC equity, and $1.6 million for state tax expenses.
The effective income tax rate for the first quarter of 2020 and 2019 was 22.0% and 23.0%, respectively. The estimated annual effective income tax rate used during the first quarter of 2020 and 2019 for Cleco Power may not be indicative of the full-year income tax rate.

Cleco Cajun
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Electric operations	$89,147	$58,194	$30,953	53.2%
Electric customer credits	(153)	—	(153)	(100.0)%
Other operations	30,961	19,965	10,996	55.1%
Affiliate revenue	161	—	161	100.0%
Operating revenue, net	120,116	78,159	41,957	53.7%
Operating expenses
Fuel used for electric generation	15,572	9,922	(5,650)	(56.9)%
Purchased power	44,675	30,445	(14,230)	(46.7)%
Other operations and maintenance	20,516	14,410	(6,106)	(42.4)%
Depreciation and amortization	10,103	5,410	(4,693)	(86.7)%
Taxes other than income taxes	3,473	3,145	(328)	(10.4)%
Total operating expenses	94,339	63,332	(31,007)	(49.0)%
Operating income	25,777	14,827	10,950	73.9%
Interest income	155	254	(99)	(39.0)%
Other income (expense), net	34	(496)	530	106.9%
Interest charges	10	—	(10)	(100.0)%
Federal and state income tax expense	6,421	3,529	(2,892)	(81.9)%
Net income	$19,535	$11,056	$8,479	76.7%
Represents the financial results from the closing of the Cleco Cajun Transaction on February 4, 2019, through March 31, 2019, and January 1, 2020, through March 31, 2020.

Electric Operations
Electric operations revenue increased $31.0 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to the increase in wholesale revenue, which is partially the result of the Cleco Cajun Transaction closing in February 2019.

Other Operations Revenue
Other operations revenue increased $11.0 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $5.7 million of higher lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback and $3.6 million of higher transmission revenue from wholesale customers. These increases were partially the result of the Cleco Cajun Transaction closing in February 2019. For more information on the Cottonwood Sale Leaseback agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Leases — Cottonwood Sale Leaseback Agreement.”

Fuel Used for Electric Generation
Fuel used for electric generation increased $5.7 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to mark-to-market losses for gas related derivative contracts and higher fuel costs, which is partially the result of the Cleco Cajun Transaction closing in February 2019.

Purchased Power
Purchased power increased $14.2 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to a higher amount of purchased power from MISO, which is partially the result of the Cleco Cajun Transaction closing in February 2019.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $6.1 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $3.7 million of higher generation operations expenses and $2.3 million of higher administrative and generations expenses. These increases were partially the result of the Cleco Cajun Transaction closing in February 2019.

Depreciation and Amortization
Depreciation and amortization increased $4.7 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to normal recurring additions to fixed assets. This increase was partially the result of the Cleco Cajun Transaction closing in February 2019.

Income Taxes
Federal and state income tax expense increased $2.9 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to $2.4 million for the increase in pretax income and $1.0 million for state tax expenses. These increases were partially offset by $0.5 million of miscellaneous tax items.
The effective income tax rate for the first quarter of 2020 and 2019 was 24.7% and 24.2%, respectively. The estimated annual effective income tax rate used during the first quarter of 2020 and 2019 for Cleco Cajun may not be indicative of the full-year income tax rate.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2020:

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
Cleco Power and Cleco Cajun participate in the MISO market. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules. For more information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For more information about credit support see Item 1, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 —

Litigation — Off-Balance Sheet Commitments and Guarantees.”

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

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reduction in reserve for the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. After various filings and settlement discussions, on July 10, 2019, the LPSC approved for Cleco Power to accrue rate refunds of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund is being credited to customers over 12 months beginning August 1, 2019. At March 31, 2020, Cleco Power had $19.7 million accrued for the estimated tax-related benefits from the TCJA and $1.6 million accrued for related interest.
Also, on July 10, 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT resulting from the enactment of the TCJA in Cleco Power’s application for its next FRP, which was filed on June 28, 2019, with anticipated new rates being effective July 1, 2020. At March 31, 2020, Cleco Power had a regulatory liability of $375.0 million for the portion of the net reduction to ADIT subject to regulatory treatment. Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.

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

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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

Debt

Cleco
At March 31, 2020, Cleco had $238.0 million of short-term debt outstanding under its $475.0 million credit facilities, at an average all-in interest rate of 2.11%. Cleco had no short-term debt at December 31, 2019.
At March 31, 2020, Cleco’s long-term debt and finance leases outstanding was $3.18 billion, of which $63.9 million was due within one year. The long-term debt due within one year at March 31, 2020, primarily represents $63.3 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. Long-term debt decreased by $13.5 million from December 31, 2019, primarily due to the $11.1 million final principal payment made on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020. For more information on Cleco’s debt, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
Cash and cash equivalents available at March 31, 2020, were $350.2 million combined with $237.0 million available credit facility capacity ($87.0 million from Cleco Holdings and $150.0 million from Cleco Power) for total liquidity of $587.2 million. For more information on the credit facility capacity, see “— Credit Facilities.” Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At March 31, 2020, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Fair Value Accounting.”
At March 31, 2020, and December 31, 2019, Cleco had a working capital surplus of $184.1 million and $126.7 million, respectively. The $57.4 million increase in working capital is primarily due to:

•	a $233.9 million increase in cash and cash equivalents, primarily due to the draws on Cleco’s credit facilities,

•
a $62.1 million decrease in long-term debt due within one year primarily due to the long-term refinancing of $50.0 million 2008 series A GO Zone bonds and the $11.1 million final principal payment on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020,

•
a $50.6 million decrease in accounts payable, excluding FTR purchases, primarily due to the short-term incentive plan payments in March 2020, the timing of property tax payments, lower accruals for fuel costs, and lower MISO power purchases and load charges, and

•	a $26.2 million increase in fuel inventory primarily due to higher purchases of coal and higher deliveries of lignite at Cleco Power.

These increases in working capital were partially offset by:

•	a $238.0 million increase in short-term debt due to draws on Cleco’s $475.0 million credit facilities,

•	a $22.7 million increase in accrued interest primarily due to the timing of interest payments on long-term debt,

•	a $15.0 million increase in taxes payable primarily due to accruals of property taxes and higher provisions for income taxes,

•
an $11.8 million decrease in customer accounts receivable primarily due to a decrease in customer usage, a decrease in fuel surcharges, the timing of customer collections, and the absence of the Cleco Katrina/Rita storm restoration surcharge,

•	a $10.7 million decrease in cash surrender value of life insurance policies primarily due to market changes,

•	a $7.0 million decrease in restricted cash and cash equivalents, and

•	a $6.9 million decrease in accumulated deferred fuel, excluding Cleco Power FTRs, primarily due to the timing of collections.

Cleco Holdings
At March 31, 2020, Cleco Holdings had $88.0 million of short-term debt outstanding under its $175.0 million credit facility, at an all-in interest rate of 2.50%. For more information on Cleco Holding’s credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at March 31, 2020. Cleco Holdings had no short-term debt outstanding at December 31, 2019.
At March 31, 2020, Cleco Holding’s long-term debt outstanding was $1.67 billion, of which $63.3 million was due within one year. The long-term debt due within one year at March 31, 2020, represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
Cash and cash equivalents available at Cleco Holdings at March 31, 2020, were $93.5 million, combined with $87.0 million credit facility capacity for total liquidity of $180.5 million.

Cleco Power
At March 31, 2020, Cleco Power had $150.0 million of short-term debt outstanding under its $300.0 million credit facility, at an all-in interest rate of 1.875%. For more information on Cleco Power’s credit facility, see “— Credit Facilities.” Cleco Power has an uncommitted line of credit that allows up to $10.0

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. There were no amounts outstanding under the uncommitted line of credit at March 31, 2020. Cleco Power had no short-term debt outstanding at December 31, 2019.
At March 31, 2020, Cleco Power’s long-term debt outstanding was $1.38 billion, of which $0.6 million was due within one year. For Cleco Power, long-term debt decreased $10.9 million from December 31, 2019, primarily due to the final principal payment made on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020.
Cash and cash equivalents available at March 31, 2020, were $189.4 million, combined with $150.0 million credit facility capacity for total liquidity of $339.4 million.
At March 31, 2020, and December 31, 2019, Cleco Power had a working capital surplus of $92.9 million and $33.5 million, respectively. The $59.4 million increase in working capital is primarily due to:

•	a $133.9 million increase in cash and cash equivalents, primarily due to the draw on the Cleco Power credit facility,

•
a $61.0 million decrease in long-term debt due within one year primarily due to the long-term refinancing of $50.0 million 2008 series A GO Zone bonds and the $11.1 million final principal payment on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020,

•	a $28.0 million decrease in accounts payable, excluding FTR purchases, primarily due to the timing of property tax payments and the short-term incentive plan payments in March 2020, and

•	a $20.9 million increase in fuel inventory primarily due to higher purchases of coal and higher deliveries of lignite.

These increases in working capital were partially offset by:

•	a $150.0 million increase in short-term debt due to a draw on the Cleco Power credit facility,

•	a $15.3 million increase in accrued interest primarily due to the timing of interest payments on long-term debt,

•
an $8.4 million decrease in customer accounts receivable primarily due to a decrease in customer usage, a decrease in fuel surcharges, the timing of customer collections, and the absence of the Cleco Katrina/Rita storm restoration surcharge, and

•	an $8.1 million increase in taxes payable primarily due to accruals of property taxes, partially offset by a decrease in federal income tax accrued as a result of the CARES Act.

Credit Facilities
At March 31, 2020, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with outstanding borrowings of $88.0 million and one for Cleco Power in the amount of $300.0 million with outstanding borrowings of $150.0 million. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million with outstanding borrowings of $238.0 million.
Cleco Holdings’ $175.0 million credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021. Under covenants contained in Cleco Holdings’ credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2020, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by either agency, Cleco Holdings would be required to pay higher fees and additional interest of 0.075% and 0.50%, respectively, under the pricing levels of its credit facility.
Cleco Power’s $300.0 million credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2021. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2020, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. If Cleco Power’s credit ratings were to be downgraded one level by either agency, Cleco Power would be required to pay higher fees and additional interest of 0.05% and 0.125%, respectively, under the pricing levels of its credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At March 31, 2020, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At March 31, 2020, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December, 31, 2019.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Cleco Consolidated Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $60.2 million and $108.1 million during the three months ended March 31, 2020, and 2019, respectively. Net cash provided by operating activities decreased $47.9 million primarily due to:

•	higher payments for fuel purchases of $24.8 million primarily due to higher purchases of petroleum coke and coal,

•	higher payout for employee benefits of $7.1 million,

•	lower net fuel and purchased power collections of $6.2 million primarily due to timing of collections at Cleco Power,

•	higher payments of $6.1 million primarily due to timing of vendor payments, and

•	higher interest payments of $3.3 million.

These decreases were partially offset by:

•	higher receipts for other accounts receivable of $8.5 million, including the timing of receipts of joint owners’ portion of generating station expenditures and

•	higher collections from Cleco Cajun customers of $6.0 million.

Net Investing Cash Flow
Net cash used in investing activities was $65.4 million and $892.7 million during the three months ended March 31, 2020, and 2019, respectively. Net cash used in investing activities decreased $827.3 million primarily due to:

•	the absence of payment for the acquisition of all the membership interest in South Central Generating of $962.2 million, partially offset by the absence of cash received of $147.2 million and

•	lower additions to property, plant, and equipment, net of AFUDC, of $12.3 million.

Net Financing Cash Flow
Net cash provided by financing activities was $226.8 million and $770.6 million during the three months ended March 31, 2020, and 2019, respectively. Net cash provided by financing activities decreased $543.8 million primarily due to:

•	the absence of borrowings of $400.0 million related to the financing of the Cleco Cajun Transaction in February 2019 and

•	lower contributions from Cleco Group of $384.9 million.

These decreases were partially offset by:

•	higher draws on credit facilities of $130.0 million and

•	lower payments on credit facilities of $108.0 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $44.1 million and $70.0 million during the three months ended March 31, 2020, and 2019, respectively. Net cash provided by operating activities decreased $25.9 million primarily due to:

•	higher payments for fuel purchases of $15.1 million primarily due to higher purchases of petroleum coke and coal,

•	lower net fuel and purchased power collections of $6.2 million primarily due to timing of collections,

•	higher vendor payments of $3.5 million, and

•	higher payout for employee benefits of $3.3 million.

These decreases were partially offset by higher receipts for other accounts receivable of $5.8 million, including the timing of receipts of joint owners’ portion of generating station expenditures.

Net Investing Cash Flow
Net cash used in investing activities was $61.3 million and $75.1 million during the three months ended March 31, 2020, and 2019, respectively. Net cash used in investing activities decreased $13.8 million primarily due to lower additions to property, plant, and equipment, net of AFUDC.

Net Financing Cash Flow
Net cash provided by financing activities was $138.8 million during the three months ended March 31, 2020. Net cash used in financing activities was $10.5 million during the three months ended March 31, 2019. Net cash provided by financing activities increased $149.3 million primarily due to:

•	higher draws on credit facilities of $117.0 million and

•	lower payments on credit facilities of $33.0 million.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements. For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks due to a physical or cyber attack or other event could significantly disrupt operations; cause harm to the public or

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. In addition, the Cleco Cajun Transaction could increase the risk associated with cybersecurity that could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows including phishing attacks, denial of service attacks, and employee insider attacks. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Digital and Information Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each quarter, management provides cybersecurity updates to Cleco’s Board of Managers. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Operational Risks — Technology and Terrorism Threats” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, water and/or waste management. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power could then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or FRP. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines. For a discussion of other Cleco environmental matters, see Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the most recent environmental audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

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
On December 17, 2019, the LPSC initiated an audit on program years three and four to consider all program costs. Cleco Power has responded to several sets of data request regarding the audit. Management is unable to predict or give a reasonable estimate of the outcome of the audit.
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
For information about the risks associated with Cleco’s participation in MISO, see Part II, Item 1A, “Risk Factors — Regulatory Risks — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
For information on transmission rates of Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition —

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Regulatory and Other Matters — Transmission Rates of Cleco Power” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Transmission, Distribution, and Generation Projects
Cleco Power’s significant ongoing projects include the Bayou Vista to Segura transmission project and the DSMART distribution project. For information on these projects, see “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
For information on Cleco Power’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. On October 17, 2019, Cleco Power’s NERC Reliability Standards audit was completed. The final report was issued on October 31, 2019. Cleco Power is unable to determine the timing of NERC’s approval of the audit report due to the impact of the COVID-19 pandemic. The Cleco Cajun NERC Reliability Standards audit occurred during April 2019. There were no violations or areas of concern discovered during the Cleco Cajun audit.
A NERC CIP audit is also conducted every three years. Cleco Power’s next NERC CIP audit has been delayed due to the impact of the COVID-19 pandemic; however, it is expected to be complete by the end of the third quarter of 2020. Cleco Cajun’s CIP audit occurred during June 2019. The preliminary findings have been received by Cleco Cajun.
Management is unable to predict the final financial outcome of the current Cleco Power NERC Reliability Standards audit, the current Cleco Cajun CIP audit, or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part II, Item 1A, “Risk Factors — Regulatory Compliance — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
For more information on franchises, see Part I, Item 1, “Business Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
For more information on Cleco’s critical accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK OVERVIEW
Cleco is exposed to counterparty credit risk, liquidity risk, interest rate risk, and commodity price risk. Cleco has implemented a governance framework, inclusive of risk policies and procedures to manage these and other risks.

Counterparty Credit Risk
When Cleco enters into bilateral commodity derivative or physical commodity transactions, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to incur replacement losses.
Cleco monitors and manages its credit risk exposure through credit risk management policies and procedures that include:

•	routine review of counterparty credit quality and credit exposure,

•	entering into standard industry master agreements with specific terms and conditions for credit exposure and non-performance, and

•	exchanging guarantees or forms of cash equivalent collateral for financial assurance.

For more information, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”

Liquidity Risk
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

Interest Rate Risk
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
At March 31, 2020, Cleco Holdings had $88.0 million of short-term debt outstanding under its $175.0 million credit facility at an all-in interest rate of 2.50%. The borrowing costs under Cleco Holdings’ credit facility are equal to LIBOR plus 1.75% or ABR plus 0.75%, plus commitment fees of 0.275%.
At March 31, 2020, Cleco Holdings had $330.0 million long-term variable rate bank term loans outstanding. One bank term loan has a balance of $300.0 million outstanding, at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 2.275% at March 31, 2020. Another bank term loan has a balance of $30.0 million outstanding, at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 2.275% at March 31, 2020. The weighted average rate for all outstanding term loan debt was 3.11%. Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $4.2 million.
At March 31, 2020, Cleco Power had $150.0 million of short-term debt outstanding under its $300.0 million credit facility at an all-in interest rate of 1.875%. Cleco Power’s borrowing costs under its $300.0 million credit facility are equal to LIBOR plus 1.125% or ABR plus 0.125%, plus commitment fees of 0.125%. Each 1% increase in the interest rate applicable to Cleco Power’s short-term debt would result in a decrease in Cleco Power’s pretax earnings of $1.5 million.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco Power and Cleco Cajun’s financial performance can be impacted by changes in commodity prices that impact fuel costs, generation revenues, and customer supply and revenue. Cleco’s Energy Market Risk Management Policy authorizes hedging commodity price risk with physical or financially settled derivative instruments within approved guidelines and limits of authority. Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
Cleco Power and Cleco Cajun, individually, may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO LMP nodes when serving customer load. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During the three months ended March 31, 2020, Cleco Cajun entered into other commodity derivative contracts including fixed price physical forwards and financially settled swap transactions.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets at March 31, 2020:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$1,779
Current	Energy risk management liabilities	(683)
Other commodity derivatives
Current	Energy risk management assets	213
Current	Energy risk management liabilities	(9,014)
Non-current	Other deferred credits	(3,480)
Commodity-related contracts, net		$(11,185)

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$1,673
Current	Energy risk management liabilities	(524)
Commodity-related contracts, net		$1,149

Cleco monitors the Value at Risk (VaR) of its other commodity derivative contracts requiring derivative accounting treatment. Cleco applies a parametric VaR covariance analytical approach within a 5-day holding period at a 95% confidence interval. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market price volatilities.
The following table presents the VaR of other commodity derivative contracts for the three months ended March 31, 2020, as well as the VaR at March 31, 2020, based on these assumptions:

		FOR THE THREE MONTHS ENDED MAR. 31, 2020
(THOUSANDS)	AT MAR. 31, 2020	HIGH	LOW	AVERAGE
Cleco	$4,558	$4,997	$2,087	$4,264

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity” and “Note 7 — Fair Value Accounting — Commodity Contracts.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of March 31, 2020. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are ineffective as of March 31, 2020, due to the material weaknesses in internal control over financial reporting as previously disclosed in Part II, Item 9A, “Controls and Procedures” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
In light of the foregoing conclusion, the Registrants undertook additional procedures to allow the Registrants’ management to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Accordingly, the Registrants’ management concluded that the Registrants’ condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, fairly present, in all material respects, the Registrants’ financial position, results of operations, and cash flows for the periods presented in such financial statements.

Remediation Plan
The Registrants began taking steps to remediate the underlying cause of these material weaknesses and improve the design and operating effectiveness of its internal control over financial reporting during the three month period ending September 30, 2019, and has continued this effort through March 31, 2020.

As the management of the Registrants continues to evaluate and work to improve the Registrants’ internal control over financial reporting, the Registrants may take additional measures to address these control deficiencies, or the Registrants may modify some of the remediation measures to improve the design and/or operating effectiveness of those measures. Management of the Registrants has made significant progress in its remediation efforts, including but not limited to the following:

•	Replacement of failed meters.

•	Development and implementation of a plan to monitor meter failures.

•	Proposed automation and configurations to allow for automated exception identification in key processes.

•	Implementation of estimation monitoring with the ability to pause the billing process and request new reads.

•	Development of analytics for comparison of the number of bills estimated and the estimation amount.

•	Designed and implemented new controls (both preventive and detective) to address gaps in relevant risks.

•
Commenced assessment of the newly implemented ERP system to identify opportunities for more comprehensive control coverage over identified risks as well as opportunities for enhanced system automation.

However, the material weakness in IT general controls and the material weakness over revenue will not be considered remediated until the applicable new controls operate for a sufficient period of time where management is able to conclude, through testing, that these controls are operating effectively.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting, with the exception of the remediation efforts discussed above.

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS

Other than the addition of the risk factor below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31,2019.

COVID-19

The Registrants face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce, and cyber-security risks, which could have a material adverse impact on the results of operations, financial condition, cash flows or liquidity of the Registrants.
The recent outbreak of COVID-19 is a rapidly evolving situation that is adversely affecting current global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the U.S. could result in lower growth and reduced demand for and usage of electricity in Cleco’s service territory as businesses and facilities continue to close or remain closed. The ability of Cleco’s customers, contractors, and suppliers to meet their obligations to Cleco, including payment obligations, could also be negatively affected under the current economic conditions.
The LPSC has issued a moratorium on disconnects of customers for non-payment. Accordingly, Cleco has taken steps to assure customers that disconnections for non-payment and late fees are temporarily suspended, which in turn could negatively impact Cleco’s revenue. Additionally, the LPSC, in response to a federal mandate or otherwise, could impose restrictions on the rates Cleco charges to provide its services, including the inability to implement approved rates, or delay actions with respect to Cleco’s rate cases and filings. In addition, the COVID-19 outbreak may affect Cleco’s ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements. As the EPA and many state environmental agencies have issued enforcement discretion policies for such issues, it is unclear whether the effect of any possible noncompliance due to COVID-19 will be material.
In the event a substantial portion of Cleco’s workforce were to be impacted by COVID-19 for an extended period of time, Cleco may face challenges with respect to its services or operations and it may not be able to execute its capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, Cleco, its suppliers, and other business counterparties to experience operational delays. Cleco has modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access Cleco’s facilities or customer sites could adversely affect its operations. Also, Cleco has a limited number of highly skilled employees for some of its operations. If a large proportion of Cleco’s employees in those critical positions were to contract COVID-19 at the same time, Cleco would rely upon its business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to Cleco’s operations that could result from shortages of highly skilled employees.
As many of Cleco’s employees and third-party service providers work remotely in accordance with government mandates, Cleco faces heightened cyber-security risks related to unauthorized system access, aggressive social engineering tactics, and adversaries attacking the information technology systems, network infrastructure, technology and facilities used to conduct its businesses. Cleco will continue to monitor developments affecting its employees, customers, and operations.
While the impact on Cleco’s business from the recent outbreak of COVID-19 is unknown at this time and difficult to predict, various aspects of its business could be adversely affected by COVID-19. While there are many unknowns as to the duration and severity of the COVID-19 outbreak, as of the date of this Quarterly Report on Form 10-Q, it has caused significant volatility in global markets and has had an adverse impact on the operations of some of Cleco’s customers and suppliers, which could affect Cleco’s operations and its ability to access capital. The continued spread of COVID-19 and efforts to contain COVID-19, such as the imposition of additional quarantines or closures or reduced operations of businesses and other institutions, could result in an economic slowdown, which could adversely affect customer demand and consumption, cause delayed payments or uncollectible accounts, disrupt supply chains and markets, cause potential delays in the timing of completion of capital projects, or cause

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

other unpredictable events. These impacts could ultimately result in a downgrade of Cleco’s credit ratings. Any of the foregoing events or other unforeseen consequences of

COVID-19 could have a material adverse effect on the results of operations, financial condition, cash flows, or liquidity of the Registrants.

ITEM 6. EXHIBITS

CLECO
10.1	Form of Fourth Agreement to Extend the Board of Managers Services Agreement, dated as of April 30, 2020, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
10.1	Form of Fourth Agreement to Extend the Board of Managers Services Agreement, dated as of April 30, 2020, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2020 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2020