Form 10-Q
period 2020-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2020-08-11
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
        ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
Or
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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments
Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434 of which a performance report must be filed annually by October 31 for the 12 months ending June 30

401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CCR	Coal combustion by-products or residual
CDC	Centers for Disease Control and Prevention
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC (formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings) and its subsidiaries
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Novel coronavirus disease 2019 and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LCFC	Lost Contribution to Fixed Cost
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•the COVID-19 pandemic and its effect on Cleco, Cleco’s operations, business, and financial condition, and the communities it serves, U.S. and world financial markets and supply chains, potential regulatory actions, changes in customer and stakeholder behaviors, and impacts on and modifications to Cleco’s operations, business, and financial condition relating thereto,
•the effects of the Cleco Cajun Transaction and the 2016 Merger on Cleco’s business relationships, operating results, and business generally,
•the ability to successfully remediate underlying causes of identified material weaknesses in internal control over financial reporting,
•regulatory factors, such as changes in rate-setting practices or policies; political actions of governmental regulatory bodies; adverse regulatory ratemaking actions; recovery of investments made under traditional regulation; recovery of storm restoration costs; the frequency, timing, and amount of rate increases or decreases; the impact that rate cases or requests for FRP extensions may have on operating decisions of Cleco Power; the results of periodic NERC, LPSC, and FERC audits; participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to additional suppliers; and compliance with the ERO reliability standards for bulk power systems by Cleco Power and Cleco Cajun,
•Cleco Power’s ability to recover fuel costs through the FAC,
•factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage caused by hurricanes and other storms or severe drought conditions; pandemic illnesses, specifically COVID-19; unexpected delays in capital projects; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs or fuel supply costs, shortages, solid fuel and natural gas transportation problems, or other developments; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,
•reliance on third parties for determination of Cleco’s commitments and obligations to markets for generation resources and reliance on third-party fuel transportation and transmission services,
•global and domestic economic conditions, including the negative impact of COVID-19, the ability of customers to continue paying their utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, and inflation rates,
•political uncertainty in the U.S., including uncertainty relating to the U.S. federal government budget and debt ceiling, and volatility and disruption in global capital and credit markets,
•the ability to consume the remaining fuel inventory at the Dolet Hills Power Station,
•the timing and costs associated with the early closure of Dolet Hills, including the ability to recover those costs,
•Cleco’s ability to maintain its right to sell wholesale power at market-based rates within its control area,
•Cleco’s dependence on energy from sources other than its facilities and future sources of such additional energy,
•reliability of Cleco’s generating facilities,
•the imposition of energy efficiency requirements or increased conservation efforts of customers,
•the impact of current or future environmental laws and regulations, including those related to CCRs, greenhouse gases, and energy efficiency that could limit or terminate the operation of Cleco’s generating units, increase costs, or reduce customer demand for electricity,
•the ability to recover costs of compliance with environmental laws and regulations, including those through Cleco Power’s EAC,
•financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,
•changing market conditions and a variety of other factors associated with physical energy, financial transactions, COVID-19, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,
•changes in commodity prices and transportation costs,
•legal, environmental, and regulatory delays and other obstacles associated with acquisitions, reorganizations, investments in joint ventures, or other capital projects,
•costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
•the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,
•changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of tax positions, or changes in other regulatory policies that may result in a change to tax benefits or expenses,
•the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the 2016 Merger Commitments,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,
•acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,
•the ability to successfully modify business processes around the new enterprise business applications,
•credit ratings of Cleco Holdings and Cleco Power,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and
•workforce factors, including aging workforce, changes in management, impact of pandemic illnesses, specifically COVID-19, and unavailability of skilled employees.

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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$321,956	$365,466
Other operations	44,902	42,367
Gross operating revenue	366,858	407,833
Electric customer credits	(9,100)	(9,960)
Operating revenue, net	357,758	397,873
Operating expenses
Fuel used for electric generation	67,864	109,145
Purchased power	59,505	68,637
Other operations and maintenance	71,798	64,964
Depreciation and amortization	54,087	51,535
Taxes other than income taxes	14,036	15,600
Merger transaction and commitment costs	274	796
Total operating expenses	267,564	310,677
Operating income	90,194	87,196
Interest income	898	1,275
Allowance for equity funds used during construction	127	5,518
Other income (expense), net	257	(1,122)
Interest charges
Interest charges, net	35,023	37,898
Allowance for borrowed funds used during construction	(308)	(2,058)
Total interest charges	34,715	35,840
Income before income taxes	56,761	57,027
Federal and state income tax expense	13,593	12,281
Net income	$43,168	$44,746
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019
Net income	$43,168	$44,746
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $156 in 2020 and tax benefit of $52 in 2019)	442	(147)
Total other comprehensive income (loss), net of tax	442	(147)
Comprehensive income, net of tax	$43,610	$44,599
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$633,113	$678,416
Other operations	89,810	81,764
Gross operating revenue	722,923	760,180
Electric customer credits	(17,593)	(18,120)
Operating revenue, net	705,330	742,060
Operating expenses
Fuel used for electric generation	144,501	213,199
Purchased power	125,825	128,736
Other operations and maintenance	146,564	125,697
Depreciation and amortization	109,960	101,391
Taxes other than income taxes	30,572	29,470
Merger transaction and commitment costs	3,049	5,786
Total operating expenses	560,471	604,279
Operating income	144,859	137,781
Interest income	2,054	2,767
Allowance for equity funds used during construction	53	11,206
Other (expense) income, net	(12,452)	1,655
Interest charges
Interest charges, net	70,350	74,014
Allowance for borrowed funds used during construction	(487)	(4,175)
Total interest charges	69,863	69,839
Income before income taxes	64,651	83,570
Federal and state income tax expense	15,155	18,267
Net income	$49,496	$65,303
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019
Net income	$49,496	$65,303
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $302 in 2020 and tax benefit of $100 in 2019)	856	(282)
Total other comprehensive income (loss), net of tax	856	(282)
Comprehensive income, net of tax	$50,352	$65,021
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Assets
Current assets
Cash and cash equivalents	$309,012	$116,292
Restricted cash and cash equivalents	4,702	11,100
Customer accounts receivable (less allowance for credit losses of $3,486 in 2020 and $3,005 in 2019)	85,019	83,591
Other accounts receivable	37,311	35,731
Unbilled revenue	40,132	33,207
Fuel inventory, at average cost	125,214	83,061
Materials and supplies, at average cost	123,613	118,858
Energy risk management assets	11,565	7,023
Accumulated deferred fuel	24,120	22,910
Cash surrender value of company-/trust-owned life insurance policies	80,307	86,096
Prepayments	13,788	7,711
Regulatory assets	18,871	19,807
Other current assets	13,208	12,688
Total current assets	886,862	638,075
Property, plant, and equipment
Property, plant, and equipment	5,103,887	4,982,255
Accumulated depreciation	(553,171)	(454,874)
Net property, plant, and equipment	4,550,716	4,527,381
Construction work in progress	120,259	117,630
Total property, plant, and equipment, net	4,670,975	4,645,011
Equity investment in investee	17,072	17,072
Goodwill	1,490,797	1,490,797
Prepayments	30,534	25,949
Operating lease right of use assets	27,947	28,791
Restricted cash and cash equivalents	9,170	15,203
Note receivable	14,860	15,198
Regulatory assets	416,896	422,431
Intangible assets	124,659	138,103
Other deferred charges	39,408	39,668
Total assets	$7,729,180	$7,476,298
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$238,000	$—
Long-term debt and finance leases due within one year	63,948	125,986
Accounts payable	131,012	158,863
Accounts payable - affiliate	33,780	33,780
Customer deposits	58,992	58,289
Provision for rate refund	20,428	38,903
Taxes payable, net	28,460	8,931
Interest accrued	16,291	19,001
Energy risk management liabilities	5,720	4,113
Regulatory liabilities - other	851	6,675
Deferred compensation	11,065	12,115
Other current liabilities	49,604	44,683
Total current liabilities	658,151	511,339
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	672,648	657,058
Postretirement benefit obligations	284,931	283,075
Regulatory liabilities - deferred taxes, net	147,779	146,948
Restricted storm reserve	8,328	12,285
Deferred lease revenue	45,259	49,862
Intangible liabilities	28,366	31,872
Asset retirement obligations	27,306	23,173
Operating lease liabilities	24,513	25,779
Other deferred credits	28,268	27,222
Total long-term liabilities and deferred credits	1,267,398	1,257,274
Long-term debt and finance leases, net	3,110,273	3,064,679
Total liabilities	5,035,822	4,833,292
Commitments and contingencies (Note 14)
Member’s equity	2,693,358	2,643,006
Total liabilities and member’s equity	$7,729,180	$7,476,298
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020		2019
Operating activities
Net income	$49,496		$65,303
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	124,797		115,408
Provision for credit losses	4,093		(289)
Unearned compensation expense	3,219		2,356
Allowance for equity funds used during construction	(53)		(11,206)
(Gain) loss on risk management assets and liabilities, net	(2,534)		8,032
Deferred lease revenue	(4,603)		(3,835)
Deferred income taxes	16,120		15,313
Deferred fuel costs	(2,137)		(3,531)
Cash surrender value of company-/trust-owned life insurance	5,790		(2,958)
Changes in assets and liabilities
Accounts receivable	(10,131)		(23,241)
Unbilled revenue	(6,924)		(7,907)
Fuel inventory and materials and supplies	(46,816)		560
Prepayments	(12,438)		(9,210)
Accounts payable	(38,532)		8,343
Accounts payable - affiliate	—		3,174
Customer deposits	3,699		3,367
Provision for merger commitments	858		(1,444)
Postretirement benefit obligations	3,013		722
Regulatory assets and liabilities, net	(3,580)		8,904
Other deferred accounts	(6,030)		(2,591)
Taxes accrued	17,407		16,028
Interest accrued	(2,709)		505
Deferred compensation	(1,050)		589
Other operating	4,874		3,868
Net cash provided by operating activities	95,829		186,260
Investing activities
Additions to property, plant, and equipment	(139,339)		(151,463)
Allowance for equity funds used during construction	53		11,206
Return of equity investment in tax credit fund	—		1,625
Return of investment in company-owned life insurance	—		1,891
Payment to acquire business, net of cash acquired	—		(814,969)
Other investing	572		716
Net cash used in investing activities	(138,714)		(950,994)
Financing activities
Draws on credit facilities	238,000		108,000
Payments on credit facilities	—		(108,000)
Issuances of long-term debt	—		400,000
Repayment of long-term debt	(11,055)		(10,382)
Payment of financing costs	(3,471)		(3,919)
Contributions from member	—		384,900
Other financing	(300)		(271)
Net cash provided by financing activities	223,174		770,328
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	180,289		5,594
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	142,595	(1)	140,086
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$322,884	(2)	$145,680
(1) Includes cash and cash equivalents of $116,292, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $15,203.
(2) Includes cash and cash equivalents of $309,012, current restricted cash and cash equivalents of $4,702, and non-current restricted cash and cash equivalents of $9,170.

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019
Supplementary cash flow information
Interest paid, net of amount capitalized	$65,658	$67,639
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,851	$39,527
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, March 31, 2019	$2,069,376	$459,035	$1,651	$2,530,062
Net income	—	44,746	—	44,746
Other comprehensive loss, net of tax	—	—	(147)	(147)
Balances, June 30, 2019	$2,069,376	$503,781	$1,504	$2,574,661

Balances, March 31, 2020	$2,069,376	$597,471	$(17,099)	$2,649,748
Net income	—	43,168	—	43,168
Other comprehensive income, net of tax	—	—	442	442
Balances, June 30, 2020	$2,069,376	$640,639	$(16,657)	$2,693,358

Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
Contribution from member	—	384,900	—	384,900
Net income	—	65,303	—	65,303
Other comprehensive loss, net of tax	—	—	(282)	(282)
Balances, June 30, 2019	$2,069,376	$503,781	$1,504	$2,574,661

Balances, Dec. 31, 2019	$2,069,376	$591,143	$(17,513)	$2,643,006
Net income	—	49,496	—	49,496
Other comprehensive income, net of tax	—	—	856	856
Balances, June 30, 2020	$2,069,376	$640,639	$(16,657)	$2,693,358
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$239,643	$265,924
Other operations	15,904	15,404
Affiliate revenue	1,240	337
Gross operating revenue	256,787	281,665
Electric customer credits	(9,100)	(8,693)
Operating revenue, net	247,687	272,972
Operating expenses
Fuel used for electric generation	64,064	86,235
Purchased power	19,179	18,486
Other operations and maintenance	54,667	42,914
Depreciation and amortization	41,596	39,330
Taxes other than income taxes	9,448	10,561
Total operating expenses	188,954	197,526
Operating income	58,733	75,446
Interest income	755	867
Allowance for equity funds used during construction	127	5,518
Other expense, net	(3,423)	(1,127)
Interest charges
Interest charges, net	18,911	19,428
Allowance for borrowed funds used during construction	(308)	(2,058)
Total interest charges	18,603	17,370
Income before income taxes	37,589	63,334
Federal and state income tax expense	9,356	13,978
Net income	$28,233	$49,356
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019
Net income	$28,233	$49,356
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $148 in 2020 and $45 in 2019)	419	129
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2020 and 2019)	64	64
Total other comprehensive income, net of tax	483	193
Comprehensive income, net of tax	$28,716	$49,549
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$464,073	$523,100
Other operations	31,668	34,833
Affiliate revenue	2,346	637
Gross operating revenue	498,087	558,570
Electric customer credits	(17,440)	(16,853)
Operating revenue, net	480,647	541,717
Operating expenses
Fuel used for electric generation	125,129	180,366
Purchased power	42,641	48,140
Other operations and maintenance	111,608	90,614
Depreciation and amortization	85,273	81,707
Taxes other than income taxes	21,725	20,538
Total operating expenses	386,376	421,365
Operating income	94,271	120,352
Interest income	1,709	1,860
Allowance for equity funds used during construction	53	11,206
Other expense, net	(6,091)	(859)
Interest charges
Interest charges, net	37,671	38,690
Allowance for borrowed funds used during construction	(487)	(4,175)
Total interest charges	37,184	34,515
Income before income taxes	52,758	98,044
Federal and state income tax expense	12,694	21,976
Net income	$40,064	$76,068
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019
Net income	$40,064	$76,068
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $299 in 2020 and $101 in 2019)	845	285
Amortization of interest rate derivatives to earnings (net of tax expense of $45 in 2020 and 2019)	128	128
Total other comprehensive income, net of tax	973	413
Comprehensive income, net of tax	$41,037	$76,481
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Assets
Utility plant and equipment
Property, plant, and equipment	$5,604,177	$5,489,457
Accumulated depreciation	(1,976,087)	(1,905,031)
Net property, plant, and equipment	3,628,090	3,584,426
Construction work in progress	112,034	111,687
Total utility plant and equipment, net	3,740,124	3,696,113
Current assets
Cash and cash equivalents	139,980	55,489
Restricted cash and cash equivalents	4,702	11,100
Customer accounts receivable (less allowance for credit losses of $3,486 in 2020 and $3,005 in 2019)	41,667	39,165
Accounts receivable - affiliate	13,697	14,481
Other accounts receivable	30,442	24,604
Unbilled revenue	40,132	33,207
Fuel inventory, at average cost	91,078	59,602
Materials and supplies, at average cost	96,196	91,941
Energy risk management assets	8,670	6,311
Accumulated deferred fuel	24,120	22,910
Cash surrender value of company-owned life insurance policies	16,129	17,574
Prepayments	6,555	4,786
Regulatory assets	11,135	10,973
Other current assets	661	655
Total current assets	525,164	392,798
Equity investment in investee	17,072	17,072
Prepayments	1,623	2,693
Operating lease right of use assets	27,492	28,633
Restricted cash and cash equivalents	8,327	14,363
Note receivable	14,860	15,198
Regulatory assets	271,788	272,289
Other deferred charges	38,114	37,371
Total assets	$4,644,564	$4,476,530
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Liabilities and member’s equity
Member’s equity	$1,754,429	$1,713,392
Long-term debt and finance leases, net	1,377,491	1,327,372
Total capitalization	3,131,920	3,040,764
Current liabilities
Short-term debt	150,000	—
Long-term debt and finance leases due within one year	648	61,587
Accounts payable	91,436	110,096
Accounts payable - affiliate	10,966	14,123
Customer deposits	58,992	58,289
Provision for rate refund	19,614	38,241
Taxes payable, net	63,223	38,888
Interest accrued	5,915	7,972
Energy risk management liabilities	1,159	586
Regulatory liabilities - other	851	6,675
Other current liabilities	25,788	22,802
Total current liabilities	428,592	359,259
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	663,438	657,834
Postretirement benefit obligations	208,662	206,270
Regulatory liabilities - deferred taxes, net	147,779	146,948
Restricted storm reserve	8,328	12,285
Asset retirement obligations	11,070	7,325
Operating lease liabilities	24,397	25,658
Other deferred credits	20,378	20,187
Total long-term liabilities and deferred credits	1,084,052	1,076,507
Total liabilities and member’s equity	$4,644,564	$4,476,530
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020		2019
Operating activities
Net income	$40,064		$76,068
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	88,034		84,503
Provision for credit losses	3,705		(289)
Allowance for equity funds used during construction	(53)		(11,206)
Deferred income taxes	6,091		9,042
Deferred fuel costs	(2,137)		(3,531)
Cash surrender value of company-owned life insurance	1,445		3,002
Changes in assets and liabilities
Accounts receivable	(15,462)		(20,932)
Accounts receivable - affiliate	2,573		2,125
Unbilled revenue	(6,924)		(7,907)
Fuel inventory and materials and supplies	(35,639)		(1,560)
Accounts payable	(30,242)		12,974
Accounts payable - affiliate	(3,149)		(1,233)
Customer deposits	3,699		3,367
Provision for merger commitments	(1,455)		(1,444)
Postretirement benefit obligations	1,800		1,179
Regulatory assets and liabilities, net	(4,574)		7,911
Other deferred accounts	(5,778)		(1,836)
Taxes accrued	23,517		(15,280)
Interest accrued	(2,056)		354
Other operating	3,029		2,258
Net cash provided by operating activities	66,488		137,565
Investing activities
Additions to property, plant, and equipment	(132,578)		(147,696)
Allowance for equity funds used during construction	53		11,206
Return of investment in company-owned life insurance	—		1,891
Other investing	572		716
Net cash used in investing activities	(131,953)		(133,883)
Financing activities
Draws on credit facility	150,000		33,000
Payments on credit facility	—		(33,000)
Repayment of long-term debt	(11,055)		(10,382)
Payment of financing costs	(1,123)		(22)
Other financing	(300)		(271)
Net cash provided by (used in) financing activities	137,522		(10,675)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	72,057		(6,993)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	80,952	(1)	61,877
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$153,009	(2)	$54,884
Supplementary cash flow information

Interest paid, net of amount capitalized	$33,711		$33,958
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,581		$38,971
(1) Includes cash and cash equivalents of $55,489, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $14,363.
(2) Includes cash and cash equivalents of $139,980, current restricted cash and cash equivalents of $4,702, and non-current restricted cash and cash equivalents of $8,327.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, March 31, 2019	$1,634,427	$(12,962)	$1,621,465
Net income	49,356	—	49,356
Other comprehensive income, net of tax	—	193	193
Balances, June 30, 2019	$1,683,783	$(12,769)	$1,671,014

Balances, March 31, 2020	$1,747,808	$(22,095)	$1,725,713
Net income	28,233	—	28,233
Other comprehensive income, net of tax	—	483	483
Balances, June 30, 2020	$1,776,041	$(21,612)	$1,754,429

Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
Net income	76,068	—	76,068
Other comprehensive income, net of tax	—	413	413
Balances, June 30, 2019	$1,683,783	$(12,769)	$1,671,014

Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
Net income	40,064	—	40,064
Other comprehensive income, net of tax	—	973	973
Balances, June 30, 2020	$1,776,041	$(21,612)	$1,754,429
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Business Combinations	Cleco
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Fair Value Accounting	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Disclosures about Segments	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Cleco’s condensed consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through June 30, 2020. For more information about the Cleco Cajun Transaction, see Note 2 — “Business Combinations.”

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
On March 11, 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. State and local authorities have also implemented multistep policies with the goal of reopening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. However, certain jurisdictions have begun reopening only to delay these plans or return to restrictions in the face of increases in new COVID-19 cases. For example, the governor of the state of Louisiana issued orders in May 2020 to allow businesses to reopen at varying levels of capacity in May and June 2020. To address the June 2020 spike in COVID-19 cases, such reopening activities were temporarily paused or scaled back, and also included closing certain establishments.
Cleco has modified some of its business operations, as these restrictions have significantly impacted many sectors of the economy. Impacts include record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. Cleco has also modified and continues to adjust certain business practices to conform to government restrictions and best practices encouraged by the CDC, WHO, and other governmental and regulatory authorities.
Cleco cannot predict the full impact that COVID-19, or the significant disruption and volatility currently being experienced in the markets, will have on its business, cash flows, liquidity, financial condition, and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
spread of COVID-19, the development of effective treatments, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,628	$9,632
Cleco Power’s charitable contributions	1,846	1,200
Cleco Power’s rate credit escrow	228	268
Total current	4,702	11,100
Non-current
Diversified Lands’ mitigation escrow	23	21
Cleco Cajun’s defense fund	720	719
Cleco Cajun’s margin deposits	100	100
Cleco Power’s future storm restoration costs	8,327	12,269
Cleco Power’s charitable contributions	—	2,094
Total non-current	9,170	15,203
Total restricted cash and cash equivalents	$13,872	$26,303

Cleco Power
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,628	$9,632
Charitable contributions	1,846	1,200
Rate credit escrow	228	268
Total current	4,702	11,100
Non-current
Future storm restoration costs	8,327	12,269
Charitable contributions	—	2,094
Total non-current	8,327	14,363
Total restricted cash and cash equivalents	$13,029	$25,463

Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash was collected, it was restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2019, to June 30, 2020, was due to Cleco Katrina/Rita using $11.1 million for the final storm recovery bond principal payment and $0.3 million for the related final interest payment, partially offset by collections of $4.4 million net of administration fees. At June 30, 2020, the remaining $2.6 million of restricted cash is expected to be used for final administrative and winding up activities of Cleco Katrina/Rita.

Reserves for Credit Losses
Customer accounts receivable are recorded at the invoiced amount and do not bear interest. Customer accounts receivables are generally considered to become past due 20 days after the billing date. Cleco recognizes write-offs within the allowance for credit losses once all recovery methods have been exhausted. It is the policy of management to review accounts receivable and unbilled revenue monthly using a reserve matrix based on historical bad debt write-offs as well as current and forecasted economic conditions to establish a credit loss estimate. Management’s historical credit loss analysis included periods of economic recessions, natural disasters, and temporary changes to collection policies. Due to the critical necessity of electricity, none of these past events have significantly impacted Cleco’s credit loss rates. Even though the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment in response to the COVID-19 pandemic from March 13, 2020, through July 16, 2020, and Cleco’s service territory experienced a recent decline in the economy related to the COVID-19 pandemic, the economic outlook of Cleco at June 30, 2020, was still within range of its historical credit loss analysis. As a result of the executive order from the LPSC, Cleco Power suspended the assessment of late fees, disconnections, and sending accounts to collection agencies, which resulted in no additions to charge-offs during the three months ended June 30, 2020. Cleco anticipates reinstating disconnections and late fees and utilizing collection agencies beginning September 1, 2020.
The table below presents the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Mar. 31, 2020	$2,123	$1,638	$3,761
Current period provision	1,137	—	1,137
Recovery	226	—	226
Balances, June 30, 2020	$3,486	$1,638	$5,124
* Loan held at Diversified Lands that was fully reserved for at June 30, 2020.

(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2019	$3,005	$1,250	$4,255
CECL adoption	71	—	71
Current period provision	3,634	388	4,022
Charge-offs	(4,091)	—	(4,091)
Recovery	867	—	867
Balances, June 30, 2020	$3,486	$1,638	$5,124
* Loan held at Diversified Lands that was fully reserved for at June 30, 2020.

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Mar. 31, 2020	$2,123
Current period provision	1,137
Recovery	226
Balances, June 30, 2020	$3,486

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2019	$3,005
CECL adoption	71
Current period provision	3,634
Charge-offs	(4,091)
Recovery	867
Balances, June 30, 2020	$3,486

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

Measurement Period Adjustments
(THOUSANDS)	AT JUNE 30, 2019
Current assets
Customer and other accounts receivable	$1,408
Other current assets	$56
Non-current assets
Property, plant, and equipment, net	$13,297
Prepayments	$(56)
Intangible assets	$(3,600)
Other deferred charges	$1
Current liabilities
Accounts payable	$3,022
Energy risk management liabilities	$(1)
Other current liabilities	$327
Non-current liabilities
Accumulated deferred federal and state income taxes, net	$421
Deferred lease revenue	$(3,600)
Intangible liabilities	$6,400
Asset retirement obligations	$4,534
Operating lease liabilities	$3

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
The measurement period adjustments resulted in an increase in electric operations revenue of $0.5 million, a decrease in other operations revenue of $0.1 million, and an increase in depreciation expense of $0.2 million recorded for the three months ended June 30, 2019.
As of December 31, 2019, Cleco completed its evaluation and determination of the fair value of assets acquired and liabilities assumed in the Cleco Cajun Transaction. There were no adjustments to those amounts during the third quarter of 2019, the fourth quarter of 2019, nor the six months ended June 30, 2020.

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

Unaudited Pro Forma Financial Information
(THOUSANDS)	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Operating revenue, net	$397,873	$762,817
Net income	$44,746	$66,873

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
In March 2020, FASB issued optional guidance for a limited period of time that applies to entities meeting certain criteria for the contract modifications or hedging relationships that are referencing LIBOR or another reference rate expected to be discontinued due to reference rate reform. The guidance includes a general principal that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The optional guidance may be applied from March 12, 2020, through December 31, 2022. Management is evaluating this guidance and the impact it may have on the Registrants’ results of operations, financial condition, or cash flows.

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
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three and six months ended June 30, 2020, and 2019, was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Fixed payments	$10,000	$10,000	$20,000	$16,667
Variable payments	5,194	5,087	10,760	8,239
Amortization of deferred lease liability*	2,301	2,396	4,603	3,835
Total lease income	$17,495	$17,483	$35,363	$28,741
* Consists of amortization of the deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy. For more information, see Note 2 — “Business Combinations.”

Note 5 — Revenue Recognition

Disaggregated Revenue
Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a reportable segment. For more information on the transaction, see Note 2 — “Business Combinations.”
Operating revenue, net for the three and six months ended June 30, 2020, and 2019, was as follows:

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2020
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$97,973		$—		$—		$—	$97,973
Commercial (1)	61,575		—		—		—	61,575
Industrial (1)	29,208		—		—		—	29,208
Other retail (1)	3,341		—		—		—	3,341
Electric customer credits	(8,423)		—		—		—	(8,423)
Total retail revenue	183,674		—		—		—	183,674
Wholesale, net	45,694	(1)	84,733		(2,420)	(2)	—	128,007
Transmission, net	11,625	(3)	13,131		—		(1,639)	23,117
Other	3,601		—		—		—	3,601
Affiliate (4)	1,240		43		29,138		(30,421)	—
Total revenue from contracts with customers	245,834		97,907		26,718		(32,060)	338,399
Revenue unrelated to contracts with customers
Other	1,853	(5)	17,505	(6)	1		—	19,359
Total revenue unrelated to contracts with customers	1,853		17,505		1		—	19,359
Operating revenue, net	$247,687		$115,412		$26,719		$(32,060)	$357,758
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $0.7 million of electric customer credits.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Includes realized gains associated with FTRs of $1.9 million.
(6) Includes $15.2 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

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
(5) Includes realized gains associated with FTRs of $4.9 million.
(6) Includes $15.1 million in lease revenue related to the Cottonwood Sale Leaseback and $2.4 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2020
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$179,544		$—		$—		$—	$179,544
Commercial (1)	122,685		—		—		—	122,685
Industrial (1)	61,418		—		—		—	61,418
Other retail (1)	6,802		—		—		—	6,802
Surcharge	2,443		—		—		—	2,443
Electric customer credits	(16,763)		—		—		—	(16,763)
Total retail revenue	356,129		—		—		—	356,129
Wholesale, net	87,923	(1)	173,880		(4,840)	(2)	—	256,963
Transmission, net	23,694	(3)	26,062	(4)	—		(3,456)	46,300
Other	7,296		—		—		—	7,296
Affiliate (5)	2,346		204		58,415		(60,965)	—
Total revenue from contracts with customers	477,388		200,146		53,575		(64,421)	666,688
Revenue unrelated to contracts with customers
Other	3,259	(6)	35,382	(7)	1		—	38,642
Total revenue unrelated to contracts with customers	3,259		35,382		1		—	38,642
Operating revenue, net	$480,647		$235,528		$53,576		$(64,421)	$705,330
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $0.7 million of electric customer credits.
(4) Includes $0.2 million of electric customer credits.
(5) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(6) Includes realized gains associated with FTRs of $3.3 million.
(7) Includes $30.8 million in lease revenue related to the Cottonwood Sale Leaseback and $4.6 million of deferred lease revenue amortization.

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

Cleco and Cleco Power have unsatisfied performance obligations with durations ranging between 1 and 15 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At June 30, 2020, Cleco and Cleco Power had $78.2 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

Note 6 — Regulatory Assets and Liabilities
Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable;

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Regulatory assets (liabilities)
Acadia Unit 1 acquisition costs	$2,072	$2,124
Accumulated deferred fuel	24,120	22,910
AFUDC equity gross-up *	71,218	72,766
AMI deferred revenue requirement	2,863	3,136
AROs	3,964	3,668
Corporate franchise tax, net	(851)	(1,145)
Coughlin transaction costs	892	906
COVID-19 executive order	1,890	—
Deferred taxes, net	(147,779)	(146,948)
Dolet Hills accelerated depreciation	7,033	—
Emergency declarations	547	1,349
Energy efficiency	2,820	2,820
Financing costs	7,368	7,554
Interest costs	3,833	3,958
Non-service cost of postretirement benefits	8,243	6,739
Other, net	2,465	(4,543)
Postretirement costs	143,427	151,543
Production operations and maintenance expenses	5,451	7,985
Surcredits, net *	—	145
Training costs	6,163	6,241
Tree trimming costs	12,674	11,341
Total regulatory assets, net	$158,413	$152,549
* Represents regulatory assets for past expenditures that were not earning a return on investment at June 30, 2020, and December 31, 2019, respectively. All other assets are earning a return on investment.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Total Cleco Power regulatory assets, net	$158,413	$152,549
2016 Merger adjustments *
Fair value of long-term debt	123,255	127,977
Postretirement costs	16,405	17,399
Financing costs	7,763	7,935
Debt issuance costs	5,421	5,665
Total Cleco regulatory assets, net	$311,257	$311,525
* Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.
COVID-19 Executive Order
On March 13, 2020, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. This order resulted in an increase of expenses for Cleco Power. On April 29, 2020, the LPSC issued an order allowing utilities to establish a regulatory asset for expenses incurred from the suspension of disconnections and collection of late fees imposed by the LPSC executive order. On July 1, 2020, the
LPSC issued an order terminating the moratorium on disconnections effective July 16, 2020. At June 30, 2020, Cleco Power recognized a regulatory asset of $1.9 million for expenses incurred.

Dolet Hills Accelerated Depreciation
In June 2020, Cleco Power revised depreciation rates for the Dolet Hills Power Station to utilize the December 2021 expected end-of-life and early closure of the Dolet Hills Power Station and defer depreciation expense to a regulatory asset for the amount in excess of the previously LPSC-approved depreciation rates. At June 30, 2020, Cleco Power had $7.0 million accrued as a regulatory asset. For more information on the Dolet Hills Power Station, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Risks and Uncertainties.”

Note 7 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2020, and December 31, 2019, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2020		AT DEC. 31, 2019
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,173,048	$3,605,118	$3,188,664	$3,371,915
* The carrying value of long-term debt does not include deferred issuance costs of $14.2 million at June 30, 2020, and $13.7 million at December 31, 2019.

Cleco Power
	AT JUNE 30, 2020		AT DEC. 31, 2019
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,369,793	$1,787,833	$1,380,688	$1,601,865
* The carrying value of long-term debt does not include deferred issuance costs of $7.0 million at June 30, 2020, and $7.4 million at December 31, 2019.

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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$318,957	$—	$318,957	$—	$129,643	$—	$129,643	$—
FTRs	10,006	—	—	10,006	6,822	—	—	6,822
Other commodity derivatives	1,642	—	1,642	—	201	—	201	—
Total assets	$330,605	$—	$320,599	$10,006	$136,666	$—	$129,844	$6,822
Liability description
FTRs	$1,966	$—	$—	$1,966	$1,044	$—	$—	$1,044
Other commodity derivatives	4,606	—	4,606	—	5,373	—	5,373	—
Total liabilities	$6,572	$—	$4,606	$1,966	$6,417	$—	$5,373	$1,044

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$149,314	$—	$149,314	$—	$74,903	$—	$74,903	$—
FTRs	8,670	—	—	8,670	6,311	—	—	6,311
Total assets	$157,984	$—	$149,314	$8,670	$81,214	$—	$74,903	$6,311
Liability description
FTRs	$1,159	$—	$—	$1,159	$586	$—	$—	$586
Total liabilities	$1,159	$—	$—	$1,159	$586	$—	$—	$586

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Beginning balance	$1,096	$7,810	$5,778	$22,887
Unrealized losses*	(284)	(2,909)	(371)	(3,862)
Purchases	9,267	20,607	9,732	25,844
Settlements	(2,039)	(10,843)	(7,099)	(30,204)
Ending balance	$8,040	$14,665	$8,040	$14,665
* Cleco Power’s unrealized losses are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized (losses) gains are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Beginning balance	$1,149	$4,812	$5,725	$22,887
Unrealized gains (losses)*	1,298	(2,552)	1,298	(2,552)
Purchases	7,311	18,542	7,776	19,828
Settlements	(2,247)	(6,892)	(7,288)	(26,253)
Ending balance	$7,511	$13,910	$7,511	$13,910
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of June 30, 2020, and December 31, 2019:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2020	$10,006	$1,966	RTO auction pricing	FTR price - per MWh	$(3.46)	$3.97
FTRs at Dec. 31, 2019	$6,822	$1,044	RTO auction pricing	FTR price - per MWh	$(2.57)	$2.86

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2020	$8,670	$1,159	RTO auction pricing	FTR price - per MWh	$(1.93)	$3.97
FTRs at Dec. 31, 2019	$6,311	$586	RTO auction pricing	FTR price - per MWh	$(2.04)	$2.86

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
At June 30, 2020, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the institutional money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2020, and December 31, 2019:

Cleco
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Cash and cash equivalents	$305,212	$103,409
Current restricted cash and cash equivalents	$4,702	$11,100
Non-current restricted cash and cash equivalents	$9,043	$15,134

Cleco Power
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Cash and cash equivalents	$136,312	$49,509
Current restricted cash and cash equivalents	$4,702	$11,100
Non-current restricted cash and cash equivalents	$8,300	$14,294

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
During the six months ended June 30, 2020, and the year ended December 31, 2019, Cleco did not experience any transfers between levels within the fair value hierarchy.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2020, and December 31, 2019:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2020	AT DEC. 31, 2019
Commodity-related contracts
FTRs
Current	Energy risk management assets	$10,006	$6,822
Current	Energy risk management liabilities	(1,966)	(1,044)
Other commodity derivatives
Current	Energy risk management assets	1,559	201
Non-current	Other deferred charges	83	—
Current	Energy risk management liabilities	(3,754)	(3,069)
Non-current	Other deferred credits	(852)	(2,304)
Commodity-related contracts, net		$5,076	$606

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2020	AT DEC. 31, 2019
Commodity-related contracts
FTRs
Current	Energy risk management assets	$8,670	$6,311
Current	Energy risk management liabilities	(1,159)	(586)
Commodity-related contracts, net		$7,511	$5,725

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020, and 2019:

Cleco
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2020	2019	2020	2019
Commodity-related contracts
FTRs(1)	Electric operations	$1,852	$5,204	$3,248	$10,413
FTRs(1)	Purchased power	92	(7,013)	(289)	(10,337)
Other commodity derivatives	Fuel used for electric generation	9,316	(2,770)	2,208	(2,770)
Total		$11,260	$(4,579)	$5,167	$(2,694)
(1) For the three and six months ended June 30, 2020, unrealized losses associated with FTRs for Cleco Power of $1.3 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2019, unrealized losses associated with FTRs for Cleco Power of $2.6 million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2020	2019	2020	2019
Commodity-related contracts
FTRs(1)	Electric operations	$1,852	$5,197	$3,249	$10,403
FTRs(1)	Purchased power	(1,319)	(989)	(2,070)	(2,972)
Total		$533	$4,208	$1,179	$7,431
(1) For the three and six months ended June 30, 2020, unrealized losses associated with FTRs of $1.3 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2019, unrealized losses associated with FTRs of $2.6 million were reported through Accumulated deferred fuel on the balance sheet.
The total volume of FTRs that Cleco Power had outstanding at June 30, 2020, and December 31, 2019, was 20.5 million MWh and 9.2 million MWh, respectively. The total volume of FTRs that Cleco had outstanding at June 30, 2020, and December 31, 2019, was 33.4 million MWh and 14.6 million MWh, respectively. The total volume of other commodity derivatives Cleco had outstanding at June 30, 2020, and December 31, 2019, was 45.7 million MMBtus and 58.5 million MMBtus, respectively.

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
On May 15, 2020, Cleco Holdings entered into amendments for its revolving credit agreement and its two outstanding term loan agreements. Also, on May 15, 2020, Cleco Power entered into an amendment for its revolving credit agreement. These amendments extend the terms of each agreement through June 28, 2022.
At June 30, 2020, Cleco Holdings had $88.0 million of borrowings outstanding under its $175.0 million credit facility at an all-in interest rate of 2.065%. The borrowing costs under the facility currently are equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.30%.
At June 30, 2020, Cleco Holdings had $330.0 million long-term variable rate bank term loans outstanding. One bank term loan has a balance of $300.0 million outstanding, at an interest

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
rate of LIBOR plus 1.875%, for an all-in interest rate of 2.065% at June 30, 2020. Another bank term loan has a balance of $30.0 million outstanding, at an interest rate of LIBOR plus 1.875%, for an all-in interest rate of 2.065% at June 30, 2020. The weighted average rate on Cleco Holdings’ outstanding term loan debt for the six months ended June 30, 2020, was 2.539%.
At June 30, 2020, Cleco Power had $150.0 million of borrowings outstanding under its $300.0 million credit facility at an all-in interest rate of 1.44%. The borrowing costs under the facility currently are equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
On September 11, 2019, Cleco Holdings completed the private placement of $300.0 million aggregate principal amount of its 3.375% senior notes due September 15, 2029. The proceeds from the issuance were used to repay the remaining amounts due under the $300.0 million bridge loan agreement and a portion of the $100.0 million term loan agreement, both entered into in connection with the Cleco Cajun Transaction. On July 14, 2020, Cleco Holdings completed an exchange offer for its outstanding 3.375% senior notes, which were not registered under the Securities Act of 1993, as amended, for an equal principal amount of newly issued 3.375% senior notes due September 15, 2029, that were so registered. Cleco Holdings did not receive any proceeds from the exchange offer.

Note 9 — Pension Plan and Employee Benefits
Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. In September 2019,
Cleco made a $12.3 million discretionary contribution to the pension plan. Based on updated funding assumptions at December 31, 2019, management estimates that $66.5 million in pension contributions will be required through 2024. Cleco expects to make at least a $15.5 million minimum required contribution to the pension plan in 2020.
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
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and six months ended June 30, 2020, and 2019 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Components of periodic benefit costs
Service cost	$2,582	$2,140	$508	$280
Interest cost	5,278	5,593	410	400
Expected return on plan assets	(6,242)	(6,629)	—	—
Amortizations
Prior period service credit	(15)	(18)	—	—
Net loss (gain)	4,477	2,050	340	(35)
Net periodic benefit cost	$6,080	$3,136	$1,258	$645

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Components of periodic benefit costs
Service cost	$4,910	$4,207	$1,015	$568
Interest cost	10,408	11,243	820	800
Expected return on plan assets	(12,487)	(13,251)	—	—
Amortizations
Prior period service credit	(30)	(36)	—	—
Net loss (gain)	8,149	3,925	680	(80)
Net periodic benefit cost	$10,950	$6,088	$2,515	$1,288

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2020, was $1.3 million and $1.7 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
ended June 30, 2019, was $0.6 million and $1.1 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020, was $1.2 million and $2.5 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019, was $0.7 million and $1.5 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at June 30, 2020, and December 31, 2019, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Current	$4,401	$4,401
Non-current	$47,941	$48,321

Cleco Power
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Current	$3,815	$3,815
Non-current	$41,837	$42,080

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and six months ended June 30, 2020, and 2019 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Components of periodic benefit costs
Service cost	$105	$52	$200	$165
Interest cost	734	838	1,466	1,663
Amortizations
Prior period service credit	(67)	(35)	(107)	(70)
Net loss	835	370	1,592	762
Net periodic benefit cost	$1,607	$1,225	$3,151	$2,520

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020, was $0.2 million and $0.5 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019, was $0.1 million and $0.4 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2020, and December 31, 2019, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Current	$4,599	$4,599
Non-current	$83,933	$84,529

Cleco Power
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Current	$760	$760
Non-current	$13,769	$13,964

401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan was amended upon the close of the Cleco Cajun Transaction to include Cleco Cajun employees. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2020, and 2019 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
401(k) Plan expense	$1,898	$1,792	$5,154	$4,059

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2020, and 2019 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
401(k) Plan expense	$832	$821	$2,495	$1,752

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and six months ended June 30, 2020, and 2019:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Effective tax rate	23.9%	21.5%	23.4%	21.9%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Effective tax rate	24.9%	22.1%	24.1%	22.4%

For the three and six months ended June 30, 2020, and 2019, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to permanent tax differences; the flowthrough of tax benefits, including AFUDC equity; and state tax expense.

Net Operating Loss
For the 2019 tax year, Cleco is expected to create approximately $551.4 million and $82.6 million of federal and state net operating losses, respectively, primarily due to the Cleco Cajun Transaction.
The federal net operating loss may be carried forward indefinitely, and state net operating loss carryforwards will begin to expire in 2039.
Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments and utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At June 30, 2020, and December 31, 2019, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of June 30, 2020, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

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
Cleco classifies income tax penalties as a component of other expense. For the three and six months ended June 30, 2020, and 2019, no penalties were recognized.

CARES Act
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
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO, who is Cleco’s chief operating decision maker, with discrete financial information and, at least quarterly, present discrete financial information to Cleco and Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco and Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, and an investment subsidiary. Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a reportable segment. For more information on the transaction, see Note 2 — “Business Combinations.” There are no other changes to Cleco’s existing reportable segments.
The financial results in the following tables are presented on an accrual basis. EBITDA is a key non-GAAP financial measure used by the CEO to assess the operating performance of Cleco’s segments. Management evaluates the performance of Cleco’s segments and allocates resources to them based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. EBITDA is defined as net income adjusted for interest, income taxes, depreciation, and amortization. Depreciation and amortization in the following tables includes amortization of intangible assets and liabilities recorded for the fair value adjustment of wholesale power supply agreements as a result of the 2016 Merger and the Cleco Cajun Transaction, as well as amortization of deferred lease revenue resulting from the Cleco Cajun Transaction. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services as well as transmission services provided by Cleco Power to Cleco Cajun.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

Segment Information For The Three Months Ended June 30,
2020 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$239,643	$84,733		$324,376
Other operations	15,904	30,636		46,540
Affiliate revenue	1,240	43		1,283
Electric customer credits	(9,100)	—		(9,100)
Operating revenue, net	$247,687	$115,412		$363,099
Net income	$28,233	$26,762		$54,995
Add: Depreciation and amortization	41,596	11,143	(1)	52,739
Less: Interest income	755	103		858
Add: Interest charges	18,603	120		18,723
Add: Federal and state income tax expense	9,356	8,601		17,957
EBITDA	$97,033	$46,523		$143,556
(1) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $2.3 million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2020 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$324,376	$(2,420)		$—	$321,956
Other operations	46,540	1		(1,639)	44,902
Affiliate revenue	1,283	29,138		(30,421)	—
Electric customer credits	(9,100)	—		—	(9,100)
Operating revenue, net	$363,099	$26,719		$(32,060)	$357,758
Depreciation and amortization	$52,739	$4,565	(1)	$—	$57,304
Interest income	$858	$55		$(15)	$898
Interest charges	$18,723	$16,007		$(15)	$34,715
Federal and state income tax expense (benefit)	$17,957	$(4,364)		$—	$13,593
Net income (loss)	$54,995	$(11,826)		$(1)	$43,168
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$265,924	$101,962		$367,886
Other operations	15,404	29,917		45,321
Affiliate revenue	337	—		337
Electric customer credits	(8,693)	(1,267)		(9,960)
Operating revenue, net	$272,972	$130,612		$403,584
Net income	$49,356	$12,926		$62,282
Add: Depreciation and amortization	39,330	10,269	(1)	49,599
Less: Interest income	867	368		1,235
Add: Interest charges	17,370	—		17,370
Add: Federal and state income tax expense	13,978	4,028		18,006
EBITDA	$119,167	$26,855		$146,022
(1) Includes $2.5 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $2.4 million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2019 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$367,886	$(2,420)		$—	$365,466
Other operations	45,321	—		(2,954)	42,367
Affiliate revenue	337	23,012		(23,349)	—
Electric customer credits	(9,960)	—		—	(9,960)
Operating revenue, net	$403,584	$20,592		$(26,303)	$397,873
Depreciation and amortization	$49,599	$4,490	(1)	$(1)	$54,088
Interest income	$1,235	$197		$(157)	$1,275
Interest charges	$17,370	$18,626		$(156)	$35,840
Federal and state income tax expense (benefit)	$18,006	$(5,725)		$—	$12,281
Net income (loss)	$62,282	$(17,537)		$1	$44,746
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

Segment Information For The Six Months Ended June 30,
2020 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$464,073	$173,880		$637,953
Other operations	31,668	61,597		93,265
Affiliate revenue	2,346	204		2,550
Electric customer credits	(17,440)	(153)		(17,593)
Operating revenue, net	$480,647	$235,528		$716,175
Net income	$40,064	$46,298		$86,362
Add: Depreciation and amortization	85,273	22,041	(2)	107,314
Less: Interest income	1,709	258		1,967
Add: Interest charges	37,184	131		37,315
Add: Federal and state income tax expense	12,694	15,022		27,716
EBITDA	$173,506	$83,234		$256,740
Additions to property, plant, and equipment	$132,578	$5,417		$137,995
Equity investment in investees (1)	$17,072	$—		$17,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,135,361	$1,028,970		$7,164,331
(1) Balances as of June 30, 2020.
(2) Includes $6.2 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $4.6 million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2020 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$637,953	$(4,840)		$—	$633,113
Other operations	93,265	1		(3,456)	89,810
Affiliate revenue	2,550	58,415		(60,965)	—
Electric customer credits	(17,593)	—		—	(17,593)
Operating revenue, net	$716,175	$53,576		$(64,421)	$705,330
Depreciation and amortization	$107,314	$9,079	(2)	$—	$116,393
Interest income	$1,967	$155		$(68)	$2,054
Interest charges	$37,315	$32,617		$(69)	$69,863
Federal and state income tax expense (benefit)	$27,716	$(12,561)		$—	$15,155
Net income (loss)	$86,362	$(36,865)		$(1)	$49,496
Additions to property, plant, and equipment	$137,995	$1,344		$—	$139,339
Equity investment in investees (1)	$17,072	$—		$—	$17,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$7,164,331	$609,159		$(44,310)	$7,729,180
(1) Balances as of June 30, 2020. (2) Includes $4.8 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$523,100	$160,156		$683,256
Other operations	34,833	49,883		84,716
Affiliate revenue	637	—		637
Electric customer credits	(16,853)	(1,267)		(18,120)
Operating revenue, net	$541,717	$208,772		$750,489
Net income	$76,068	$23,982		$100,050
Add: Depreciation and amortization	81,707	16,799	(2)	98,506
Less: Interest income	1,860	622		2,482
Add: Interest charges	34,515	—		34,515
Add: Federal and state income tax expense	21,976	7,557		29,533
EBITDA	$212,406	$47,716		$260,122
Additions to property, plant, and equipment	$147,696	$2,672		$150,368
Equity investment in investees (1)	$17,072	$—		$17,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$5,967,327	$1,011,591		$6,978,918
(1) Balances as of December 31, 2019.
(2) Includes $5.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $3.8 million deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

2019 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$683,256	$(4,840)		$—	$678,416
Other operations	84,716	2		(2,954)	81,764
Affiliate revenue	637	49,547		(50,184)	—
Electric customer credits	(18,120)	—		—	(18,120)
Operating revenue, net	$750,489	$44,709		$(53,138)	$742,060
Depreciation and amortization	$98,506	$8,979	(2)	$(1)	$107,484
Interest income	$2,482	$614		$(329)	$2,767
Interest charges	$34,515	$35,654		$(330)	$69,839
Federal and state income tax expense (benefit)	$29,533	$(11,265)		$(1)	$18,267
Net income (loss)	$100,050	$(34,747)		$—	$65,303
Additions to property, plant, and equipment	$150,368	$1,095		$—	$151,463
Equity investment in investees (1)	$17,072	$—		$—	$17,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$6,978,918	$546,096		$(48,716)	$7,476,298
(1) Balances as of December 31, 2019. (2) Includes $4.8 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Net income	$43,168	$44,746	$49,496	$65,303
Add: Depreciation and amortization	57,304	54,088	116,393	107,484
Less: Interest income	898	1,275	2,054	2,767
Add: Interest charges	34,715	35,840	69,863	69,839
Add: Federal and state income tax expense	13,593	12,281	15,155	18,267
Add: Other corporate costs and noncash items (1)	(4,326)	342	7,887	1,996
Total segment EBITDA	$143,556	$146,022	$256,740	$260,122
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Note 12 — Regulation and Rates
Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
TCJA tax-related benefits	$10,000	$28,700
FERC audit	$3,700	$3,500
Cost of service savings	$2,500	$1,900
Cleco Katrina/Rita storm recovery charges	$1,600	$—
Site-specific industrial customer	$1,100	$800
Change in transmission ROE	$800	$1,000

For more information about the FERC audit, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

Cleco Katrina/Rita Storm Recovery Charges
Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers to pay administrative fees, interest, and principal on the Cleco Katrina/Rita storm recovery bonds. Amounts remaining after the final principal and interest payments on the storm recovery bonds, which was paid on March 2, 2020, and payments for final administrative and winding up activities are subject to refund. For more information on the storm recovery bonds, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents” and Note 16 — “Intangible Assets and Liabilities.”

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of June 30, 2020, Cleco Power had $0.8 million accrued for the change in ROE. For more information on the ROE complaints, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of Cleco Power’s current FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. Cleco Power’s FRP had a four-year term, which was set to expire in June 2018. As a result of the 2016 Merger, the FRP was extended an additional two years with an expiration of June 2020, and Cleco Power was required to file a new base rate case in June 2019 with any change in rates to be implemented in July 2020. On June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP. Cleco Power has responded to multiple sets of data requests relating to the new FRP. However, due to COVID-19, there has been a delay in the current base rate case. Unless the 2014 FRP were to be extended by order of the LPSC, the FRP rates established in

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
July 2019 will remain in effect, and an FRP monitoring report for the 12-month period ending June 30, 2020, will not be required. Cleco Power anticipates new rates to be effective in the fourth quarter of 2020. However, management is unable to determine the outcome of the base rate case relating to the new FRP.
Under the 2014 FRP, Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. In January 2020, Cleco Power reached an agreement with the LPSC Staff regarding the treatment and realignment of SSR revenue between base and fuel revenue that resulted in $2.3 million of refunds for the 2018 monitoring report and confirmed no refunds for the 2017 monitoring report. The settlement also applies to treatment of SSR revenues for the 2019 monitoring report. The 2017 monitoring report was approved by the LPSC on February 19, 2020. Cleco Power refunded the $2.3 million for the 2018 monitoring report in March 2020 as agreed to in the settlement of the 2017 monitoring report.
On April 30, 2020, the LPSC filed the uncontested Joint Report and Draft Order on Cleco Power’s FRP for the 12 months ended June 30, 2018. The conclusions were an earnings-related refund of $2.3 million, which was refunded on March 2020 bills, and no adjustments to rider FRP. The 2018 monitoring report was approved by the LPSC on May 27, 2020. Cleco Power has also responded to data requests relating to the 2019 FRP monitoring report.
Cleco Power’s monitoring reports also included a $1.2 million annual cost of service savings as a result of the 2016 Merger Commitments. The cost of service savings are not subject to the target ROE or any sharing mechanism. The cost of service savings are refunded annually in September and will continue until Cleco Power’s next FRP is in effect, which is expected in the fourth quarter of 2020. At June 30, 2020, Cleco Power had $2.5 million accrued for the estimated cost of service savings refunds.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reserve for the reduction in the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flow through to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. In July 2019, the LPSC approved Cleco Power’s rate refund of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund is being credited to customers over 12 months beginning August 1, 2019. At June 30, 2020, Cleco Power had $10.0 million accrued for the estimated federal tax-related benefits from the TCJA and $0.4 million accrued in related interest.
In July 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s current base rate case.
On July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits resulting from the reduction in the statutory federal tax rate for the period of August 2020 through November 2020. Cleco Power expects to utilize the current balance of the excess ADIT to fund the continued TCJA bill credit. The mechanism to refund the remaining balance of the excess ADIT at the end of November 2020 will be determined in Cleco Power’s current LPSC rate case. Cleco Power’s current base rate case is ongoing and management is unable to determine its outcome.

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
Cleco Power expects Teche Unit 3 to be available to run until the estimated 2021 in-service date of the Bayou Vista to Segura Transmission project, at which time Cleco Power does not expect to offer the unit into MISO, barring any grid or customer reliability issues or other similar reasons. At June 30, 2020, Cleco Power had $6.1 million accrued for the net capital refund for capital expenditures paid for by third parties while operating under the SSR agreement. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for their portion of the capital refund. Management is unable to determine the timing of the capital refund.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2020, consisted of its equity investment of $17.1 million.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(2,200)	(2,200)
Total equity investment in investee	$17,072	$17,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Oxbow’s net assets/liabilities	$34,145	$34,145
Cleco Power’s 50% equity	$17,072	$17,072
Cleco Power’s maximum exposure to loss	$17,072	$17,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Operating revenue	$29,110	$2,381	$30,991	$4,339
Operating expenses	29,110	2,381	30,991	4,339
Income before taxes	$—	$—	$—	$—

DHLC mines lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs. Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. For more information on DHLC and the Oxbow mine, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
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
The four actions filed in the Ninth Judicial District Court for Rapides Parish are captioned as follows:

•Braunstein v. Cleco Corporation, No. 251,383B (filed October 27, 2014),
•Moore v. Macquarie Infrastructure and Real Assets, No. 251,417C (filed October 30, 2014),
•Trahan v. Williamson, No. 251,456C (filed November 5, 2014), and
•L’Herisson v. Macquarie Infrastructure and Real Assets, No. 251,515F (filed November 14, 2014).

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
The three actions filed in the Civil District Court for Orleans Parish were captioned as follows:

•Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),
•Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and
•Cashen v. Cleco Corporation, No. 2014-11236 (filed November 21, 2014).

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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition, respectively. The fourth amended petition, which remains the operative petition and was filed after the 2016 Merger closed, eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. The defendants filed exceptions seeking dismissal of the fourth amended Petition. In September 2016, the District Court granted the exceptions of no cause of action and no right of action and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. In November 2018, Cleco filed renewed exceptions of no cause of action and res judicata, seeking to dismiss all claims. On December 21, 2018, the court dismissed Cleco Partners and Cleco Holdings as defendants per the agreement of the parties, leaving as the only remaining defendants certain former executive officers and independent directors. The District Court denied the defendants’ exceptions on January 14, 2019. A hearing on the plaintiffs’ motion for certification of a class was scheduled for August 26, 2019; however, prior to the hearing, the parties reached an agreement to certify a limited class. On September 7, 2019, the District Court certified a class limited to shareholders who voted against, abstained from voting, or did not vote on the 2016 Merger. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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
In March 2018, approximately 26 other individual plaintiffs filed a petition against Cleco Power and other defendants in Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. D180096-C. The action was filed in the 260th Judicial District Court for Orange County, Texas. The defendants removed the case to federal court in April 2018. The new federal case is Larry Addison, et al. v. Sabine River Authority of Texas, et al., No. 18-cv-153, U.S. District Court for the Eastern District of Texas. The allegations are essentially identical to those in the Bonin Case. Also, in April 2018, Cleco Power filed a motion to dismiss on the same grounds that previously were successful in the Bonin Case. In July 2018, the district court entered an order consolidating the Addison Case with the Bonin Case. Management believes that both cases, as they relate to Cleco Power, have no merit. In August 2018, the Judge entered an order requiring the plaintiffs to file a more definitive statement to clarify the plaintiffs’ claims. In response thereto, the plaintiffs filed a Sixth Amended Petition in September 2018. Cleco Power filed a response in October 2018. All claims were dismissed against Cleco Power by ruling of the Judge on March 18, 2019. The plaintiffs appealed the dismissal with the United States Court of Appeals for the Fifth

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Circuit. On June 4, 2020, the Fifth Circuit Court of Appeals affirmed the dismissal of all claims against Cleco Power.

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
In January 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC, in the U.S. District Court for the Western District of Louisiana. Saulsbury Industries, Inc. alleged that Cleco Power and Cabot Corporation caused delays in the St. Mary Clean Energy Center project, resulting in alleged impacts to Saulsbury Industries, Inc.’s direct and indirect costs. On June 5, 2019, Cleco Power and Cabot Corporation each filed separate motions to dismiss. On October 24, 2019, the District Court denied Cleco’s motion as premature and ruled that Saulsbury Industries, Inc. had six weeks to conduct discovery on specified jurisdictional issues. The current procedural posture of the Western District of Louisiana case reflects a recognition by Cleco Power and Saulsbury Industries, Inc. that subject matter jurisdiction has not been established in relation to Cleco Power and Saulsbury Industries, Inc. and that this action, insofar as it relates to Cleco Power and Saulsbury Industries, Inc., will not proceed in federal court. The Magistrate Judge presiding over the Western District of Louisiana consolidated cases issued a report and recommendation to the District Judge that the case instituted by Saulsbury Industries, Inc. be dismissed without prejudice and the case initiated by Cleco Power be remanded to the Ninth Judicial District Court for Rapides Parish. Saulsbury Industries, Inc. did not oppose the Magistrate Judge’s report and recommendation, and the District Judge issued a ruling that adopted the Magistrate Judge’s report and recommendation, which included reasoning consistent with Cleco Power’s arguments. Thus, the federal consolidated cases are now closed.
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

LPSC Audits

Fuel Audit
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. Cleco Power has FAC filings for January 2018 and thereafter that remain subject to audit. On March 31, 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense expected to be included in the audit is $565.8 million. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from its customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power has EAC filings for January 2018 and thereafter that remain subject to audit. On March 3, 2020, Cleco Power received notice of audit from the LPSC of the EAC audit for the period of January 2018 to December 2019. The total amount of environmental expense expected to be included in the audit is $26.2 million. On July 31, 2020, Cleco Power responded to its first set of data requests. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of Mercury and Air Toxics Standards (MATS). These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In June 2015, the U.S. Supreme Court remanded the MATS rule to the D.C. Circuit Court of Appeals. In December 2015, the D.C. Circuit Court of Appeals remanded the rule to the EPA; however, the D.C. Circuit Court of Appeals did not vacate this rule. In April 2016, the EPA released a final supplemental finding that, even considering costs, it is appropriate and necessary to regulate hazardous air pollutants. By the June 2016 deadline, six petitions were filed with the U.S. Court of Appeals for the D.C. Circuit Court of Appeals for review of the EPA’s findings. At the request of the EPA, in April 2017, the court issued an order holding the cases in abeyance pending the EPA’s review of its supplemental finding. In February 2019, the EPA issued a proposed rule reversing its previous finding regarding the cost of compliance with the MATS rule. The proposed rule states that it is not appropriate and necessary to regulate hazardous air pollutants. However, the EPA concluded that under the proposed rule coal- and oil-fired units would not be removed from the list of regulated sources. The EPA also proposed that the results of its risk and technology review did not require any revisions to the emissions standards. The proposed rule was finalized in May 2020 and several petitions for review of the rule were filed between May and July 2020 in the D.C. Circuit

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Court of Appeals. Management is unable to determine the outcome of the D.C. Circuit Court of Appeals review.

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in a refund related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting. At June 30, 2020, Cleco Power had $3.7 million recorded in Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets for the estimated refund. This amount is being refunded to Cleco Power’s wholesale transmission customers as a reduction in Attachment O and grandfathered agreement rates over 12 months beginning June 1, 2020.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%.
The complaints covered the period December 2013 through May 2016. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE. However, on November 21, 2019, FERC voted to adopt a new methodology for evaluating base ROE for public utilities under the Federal Power Act. In addition, FERC set the MISO transmission owners’ region-wide base ROE at 9.88% for the refund period covered in the first complaint and going forward. The draft FERC order further found that complainants in the second complaint proceeding failed to show that the 9.88% base ROE was unjust and unreasonable and thus dismissed the second complaint. On May 21, 2020, FERC issued Opinion No. 569-A, which granted rehearing in part of Opinion No. 569, which had revised FERC’s methodology for analyzing the base ROE component of public utility rates under section 206 of the Federal Power Act. Opinion No. 569-A further refines FERC’s ROE methodology and finds that the MISO Transmission Owners’ base ROE should be set at 10.02% instead of 9.88%. Cleco Power is unable to determine when a final FERC Order will be issued. As of June 30, 2020, Cleco Power had $0.8 million accrued for the change in the ROE.
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

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2020, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $5.4 million and has accrued this amount.

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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $83.0 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closure is subject to LPSC review and approval. As of June 30, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been mined. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Cleco Holdings, in relation to Cleco Cajun’s participation in MISO, and Cleco Power have letters of credit to MISO pursuant to energy market requirements. In June 2020, Cleco Holdings decreased its MISO letter of credit from $34.5 million to $1.3 million. The letters of credit automatically renew each year and have no impact on Cleco Holdings’ or Cleco Power’s credit facility.
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
On March 1, 2019, Cleco Power began to operate Dolet Hills Power Station from June through September of each year; however, Dolet Hills Power Station will continue to be available to operate in other months, if needed. In January 2020, Cleco Power’s joint owner in Dolet Hills Power Station unilaterally entered into a settlement with the Arkansas Public Service Commission to seek regulatory approval to retire the Dolet Hills Power Station by the end of 2026. This settlement did not bind Cleco Power to agree to retire the Dolet Hills Power Station by 2026.
In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020, subject to LPSC review and approval. As of June 30, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been mined. Early closure of the mines has resulted in increased costs that will be billed through fuel, which management currently believes are recoverable. Management does not believe the early closure of the mines will have an adverse impact on the recovery value of the Dolet Hills Power Station. Cleco Power expects to have sufficient lignite fuel available to continue seasonal operations of the Dolet Hills Power Station through the 2020 and 2021 seasonal operations periods.
Also in April 2020, Cleco Power announced its intent to seek regulatory approval to retire the Dolet Hills Power Station

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
at the end of 2021, subject to recovery mechanisms. This announcement did not bind Cleco Power to a specific retirement plan and Cleco Power continued to evaluate the cost of operating the Dolet Hills Power Station compared with other alternatives to decide the best course of action for the Dolet Hills Power Station within the LPSC regulatory requirements and recovery mechanisms. In June 2020, based on management’s continued evaluations, Cleco Power determined the shutdown of operations and abandonment of the Dolet Hills Power Station was probable by December 2021. In June 2020, due to the expected abandonment of Dolet Hills Power Station, Cleco recorded a revision to increase estimated ARO liabilities by $3.5 million. As of June 30, 2020, Cleco Power’s undivided interest in the Dolet Hills Power Station is $155.6 million and was included in base rates.
Fuel costs incurred by Dolet Hills Power Station are recoverable by Cleco Power through active fuel clauses. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs as fuel is delivered. As of June 30, 2020, DHLC estimates $170.4 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. In 2009, Cleco Power acquired an interest in Oxbow, which owns mineral rights and land leases. Under a joint operating agreement pertaining to the Oxbow mineral rights and land leases, Oxbow bills Cleco Power its proportionate share of incurred costs. As of June 30, 2020, Oxbow estimates approximately $12.9 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. If any of these costs are not recoverable, it could materially impact the Registrants’ results of operations, financial condition, or cash flows.

Note 15 — Affiliate Transactions
At June 30, 2020, Cleco had an affiliate payable of $33.8 million to Cleco Group primarily for affiliate settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2020		AT DEC. 31, 2019
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$10,368	$163	$10,351	$194
Support Group	2,462	10,798	3,172	13,890
Cleco Cajun	867	5	958	39
Total	$13,697	$10,966	$14,481	$14,123

Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. These costs are included in fuel inventory and are recoverable from Cleco Power customers through the LPSC-established FAC or related wholesale contract provisions. During the three and six months ended June 30, 2020, Cleco Power recorded $14.6 million and $15.5 million, respectively, of its proportionate share of incurred costs. During the three and six months ended June 30, 2019, Cleco Power recorded $1.2 million and $2.2 million, respectively, of its proportionate share of incurred costs. At June 30, 2020, and December 31, 2019, Cleco Power had $3.7 million and $0.2 million, respectively, payable to Oxbow. For more information on Cleco
Power’s variable interest in Oxbow, see Note 13 — “Variable Interest Entities.”

Note 16 — Intangible Assets and Liabilities
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset was fully amortized in March 2020 and had no residual value at the end of its life.
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their lives, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. The intangible assets related to the power supply agreements are amortized over the estimated life of each applicable contract ranging between 7 and 19 years, and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
As a result of the Cleco Cajun Transaction, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. The fair value of intangible assets of $98.9 million and intangible liabilities of $14.2 million was reflected in the purchase price allocation. At the end of their lives, these intangible assets and liabilities will have no residual value. These intangibles are amortized over the estimated life of each applicable contract ranging between 2 and 8 years. The amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
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
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$5,172	$517	$10,042
Trade name	$64	$64	$128	$127
Power supply agreements	$6,400	$6,208	$12,800	$11,399
Intangible liabilities
LTSA	$882	$871	$1,764	$1,452
Power supply agreements	$871	$1,259	$1,742	$1,470

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	2020	2019
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$5,172	$517	$10,042

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco and Cleco Power:

Cleco
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Trade name	5,100	5,100
Power supply agreements	184,004	184,004
Total intangible assets carrying amount	259,698	259,698
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liability carrying amount	38,300	38,300
Net intangible assets carrying amount	221,398	221,398
Accumulated amortization	(125,105)	(115,167)
Net intangible assets subject to amortization	$96,293	$106,231

Cleco Power
(THOUSANDS)	AT JUNE 30, 2020	AT DEC. 31, 2019
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(177,537)	(177,020)
Net intangible assets subject to amortization	$—	$517

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(17,099)	$(17,513)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	442	856
Balances, June 30, 2020	$(16,657)	$(16,657)

	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN
Balances, beginning of period	$1,651	$1,786
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(147)	(282)
Balances, June 30, 2019	$1,504	$1,504

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2020			FOR THE SIX MONTHS ENDED JUNE 30, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(16,291)	$(5,804)	$(22,095)	$(16,717)	$(5,868)	$(22,585)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	419	—	419	845	—	845
Reclassification of net loss to interest charges	—	64	64	—	128	128
Balances, June 30, 2020	$(15,872)	$(5,740)	$(21,612)	$(15,872)	$(5,740)	$(21,612)

	FOR THE THREE MONTHS ENDED JUNE 30, 2019			FOR THE SIX MONTHS ENDED JUNE 30, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(6,904)	$(6,058)	$(12,962)	$(7,060)	$(6,122)	$(13,182)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	129	—	129	285	—	285
Reclassification of net loss to interest charges	—	64	64	—	128	128
Balances, June 30, 2019	$(6,775)	$(5,994)	$(12,769)	$(6,775)	$(5,994)	$(12,769)

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2020, and 2019.

OVERVIEW
Cleco is a regional energy company that, prior to the close of the Cleco Cajun Transaction, conducted substantially all of its business operations through its primary subsidiary, Cleco Power. As a result of the Cleco Cajun Transaction, Cleco now conducts substantially all of its business operations through its two primary subsidiaries:

•Cleco Power, a regulated electric utility company that owns 10 generating units with a total nameplate capacity of 3,360 MW and serves approximately 288,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi; and
•Cleco Cajun, an unregulated electric utility company that owns eight generating assets with a rated capacity of 3,555 MW and supplies wholesale power and capacity in Arkansas, Louisiana, and Texas. Upon the closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback.

COVID-19
On March 11, 2020, WHO declared the COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. State and local authorities have also implemented multistep policies with the goal of reopening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. However, certain jurisdictions have begun reopening only to delay these plans or return to restrictions in the face of increases in new COVID-19 cases. For example, the governor of the state of Louisiana issued orders in May 2020 to allow businesses to reopen at varying levels of capacity in May and June 2020. To address the June 2020 spike in COVID-19 cases, such reopening activities were temporarily paused or scaled back, and also included closing certain establishments. Cleco has modified and continues to modify some of its business operations, as these restrictions have significantly impacted many sectors of the economy. Impacts include record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. Cleco has also modified certain business practices to conform to government restrictions and best practices encouraged by the CDC, WHO, and other governmental and regulatory authorities. For example, on March 13, 2020, Cleco temporarily closed all customer service offices, temporarily suspended disconnections and late fees, restricted access to its administrative offices, implemented remote work arrangements, prohibited all non-critical travel for Cleco business, prohibited in-person gatherings of more than 10 people at Cleco work locations, and required all meetings to be held virtually or via telephone. Cleco continues to adjust some of its business practices as government restrictions and best practices encouraged by the CDC, WHO, and other governmental and regulatory authorities are updated. On May 18, 2020, Cleco reopened customer service offices implementing precautionary protective measures and protocols to allow in-person meetings with restrictions in size and mandatory protective gear. Cleco has also implemented precautionary measures for employees or contractors testing positive for COVID-19, exhibiting COVID-19 symptoms, or awaiting COVID-19 test results.
Cleco provides a critical service to its customers which means that it is paramount that it keeps its employees safe and informed. Cleco has taken and continues to take and update precautions for that purpose. In addition, Cleco assessed and updated its existing business continuity plans for its business units in the context of the COVID-19 pandemic. On March 13, 2020, in response to the COVID-19 pandemic state of emergency, the LPSC issued an executive order prohibiting disconnections of utilities for non-payment. On July 1, 2020, the LPSC issued an order ending the moratorium on disconnections effective July 16, 2020. Cleco anticipates reinstating disconnections and late fees beginning September 1, 2020. On July 16, 2020, Cleco began setting up payment plan arrangements for up to 18 months for customers with past due balances. Cleco is also working with its suppliers to understand the potential impacts to its supply chain. This is a rapidly evolving situation and could lead to extended disruption of economic activity in Cleco’s service territory. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as Cleco deems warranted.
The first priority in Cleco’s response to this crisis has been the health and safety of its employees and those of its customers and other business counterparties. Cleco has implemented preventative measures and developed corporate response plans to minimize unnecessary risk of exposure and prevent infection, while supporting its customers’ operations to the best of its ability in current circumstances. Cleco has an Emergency (Crisis) Response Team for health, safety, and environmental matters and personnel issues, and has established a Pandemic Plan Team to address various impacts of COVID-19 as they have been developing. This team provides leadership and guidance for planning, risk management, and any policy changes. The team ensures that Cleco plans, manages, and safely executes the pandemic plan set forth by management. Cleco employees are required to report to their manager or supervisor any changes to their health, their family’s health, and travel plans, which is reported to the Pandemic Plan Team. The results are then communicated on a weekly update call to all employees.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Proper measures are taken for any employee at risk of having COVID-19, and measures are taken to protect any employees with which the at-risk employee had been in contact. Cleco also has modified and continues to modify certain business practices, including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences, to conform to government restrictions and best practices encouraged by the CDC, WHO, and other federal, state, and local governmental and regulatory authorities. Cleco continues to address concerns to protect the health and safety of its employees and those of its customers and other business counterparties. This includes changes to comply with health-related guidelines as they are modified and supplemented. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, Cleco, its suppliers, and other business counterparties to experience operational delays.
Cleco has implemented certain measures that it believes will provide financial flexibility and help Cleco maintain liquidity. On March 23, 2020, Cleco Holdings made an $88.0 million draw on its credit facility, and Cleco Power made a $150.0 million draw on its credit facility. While Cleco continues to assess the COVID-19 situation, Cleco cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on its business, cash flows, liquidity, financial condition, and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19; the consequences of governmental and other measures designed to prevent the spread of COVID-19; the development of effective treatments; the duration of the pandemic, actions taken by governmental authorities, including the LPSC and FERC, Cleco’s customers and suppliers, and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q.

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

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts cost recovery, the ROE, and the current rate case, as well as the recovery of costs related to growing energy demand and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Cleco Power’s current key initiatives are continuing construction on the Bayou Vista to Segura Transmission project; continuing the DSMART project; and maintaining and growing its wholesale and retail business. These initiatives are discussed below.

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 48 miles of 230kV transmission line, a 230/138kV substation, and three substation expansions in south Louisiana. The project is expected to cost approximately $129.9 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. Construction has begun on expansions to existing substations, with the northern phase expected to be completed in the first quarter of 2021 and the southern phase expected to be completed in the fourth quarter of 2021. As of June 30, 2020, Cleco Power had spent $28.3 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of June 30, 2020, Cleco Power had spent $7.0 million on the project.

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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2020, and 2019

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue, net	$357,758	$397,873	$(40,115)	(10.1)%
Operating expenses	267,564	310,677	43,113	13.9%
Operating income	90,194	87,196	2,998	3.4%
Interest income	898	1,275	(377)	(29.6)%
Allowance for equity funds used during construction	127	5,518	(5,391)	(97.7)%
Other income (expense), net	257	(1,122)	1,379	122.9%
Interest charges	34,715	35,840	1,125	3.1%
Federal and state income tax expense	13,593	12,281	(1,312)	(10.7)%
Net income	$43,168	$44,746	$(1,578)	(3.5)%

COVID-19 Impacts
The rapid spread of COVID-19 and the varying degrees of restrictions on business and social activities imposed by federal, state, and local governments to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory, have caused Cleco to experience increasingly adverse business conditions. While Cleco continues to assess the COVID-19 situation, at this time Cleco cannot estimate with any degree of certainty the full impact of the COVID-19 pandemic on its financial condition and future results of operations, although Cleco expects the COVID-19 situation to adversely impact future quarters. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q.

Operating Revenue, Net
Operating revenue, net decreased $40.1 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $22.1 million of lower fuel cost recovery revenue at Cleco Power and $17.2 million of lower electric operations revenue at Cleco Cajun.

Operating Expenses
Operating expenses decreased $43.1 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $21.9 million of lower recoverable fuel and purchased power at Cleco Power. Also contributing to this decrease were $19.1 million of lower fuel used for electric generation expense and $11.1 million of lower purchased power at Cleco Cajun. These decreases were partially offset by $11.8 million of higher other operations and maintenance expenses at Cleco Power.

Allowance for equity funds used during construction
Allowance for equity funds used during construction decreased $5.4 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $4.2 million related to lower Cleco Power construction costs as a result of various projects being placed in service in 2019 and $1.2 million due to lower AFUDC rates driven by the impact of
Cleco Power’s $150.0 million short-term debt borrowings outstanding under its credit facility.

Other Income (Expense), Net
Other income (expense), net increased $1.4 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $4.0 million for the increase in cash surrender value of certain trust-owned life insurance policies as a result of favorable market conditions at Cleco Holdings, partially offset by $2.9 million of higher pension non-service costs at Cleco Power.

Interest Charges
Interest charges decreased $1.1 million during the second quarter of 2020 compared to the second quarter of 2019. Lower rates on Cleco Holding’s variable rate debt associated with the Cleco Cajun Transaction and the 2016 Merger contributed $3.2 million and $1.6 million, respectively, of the decrease. Partially offsetting these decreases were $2.4 million of higher interest associated with Cleco Holding’s senior notes issued in September 2019 and $1.8 million of lower allowance for borrowed funds used during construction at Cleco Power.

Income Taxes
Federal and state income tax expense increased $1.3 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $3.8 million for the flowthrough of state tax benefits and $1.2 million for the change in pretax income, excluding AFUDC equity, partially offset by $3.8 million to record tax expense at the projected annual effective tax rate.
The effective income tax rates for the second quarter of 2020 and 2019 were 23.9% and 21.5%, respectively. The estimated annual effective income tax rates used during the second quarter of 2020 and 2019 for Cleco may not be indicative of the full-year income tax rates.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Results of operations for Cleco Power and Cleco Cajun are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Base	$163,994	$168,167	$(4,173)	(2.5)%
Fuel cost recovery	75,649	97,757	(22,108)	(22.6)%
Electric customer credits	(9,100)	(8,693)	(407)	(4.7)%
Other operations	15,904	15,404	500	3.2%
Affiliate revenue	1,240	337	903	268.0%
Operating revenue, net	247,687	272,972	(25,285)	(9.3)%
Operating expenses
Recoverable fuel and purchased power	75,756	97,668	21,912	22.4%
Non-recoverable fuel and purchased power	7,487	7,053	(434)	(6.2)%
Other operations and maintenance	54,667	42,914	(11,753)	(27.4)%
Depreciation and amortization	41,596	39,330	(2,266)	(5.8)%
Taxes other than income taxes	9,448	10,561	1,113	10.5%
Total operating expenses	188,954	197,526	8,572	4.3%
Operating income	58,733	75,446	(16,713)	(22.2)%
Interest income	755	867	(112)	(12.9)%
Allowance for equity funds used during construction	127	5,518	(5,391)	(97.7)%
Other expense, net	(3,423)	(1,127)	(2,296)	*
Interest charges	18,603	17,370	(1,233)	(7.1)%
Federal and state income tax expense	9,356	13,978	4,622	33.1%
Net income	$28,233	$49,356	$(21,123)	(42.8)%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	904	890	1.6%
Commercial	636	699	(9.0)%
Industrial	453	517	(12.4)%
Other retail	30	31	(3.2)%
Total retail	2,023	2,137	(5.3)%
Sales for resale	722	697	3.6%
Total retail and wholesale customer sales	2,745	2,834	(3.1)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$79,069	$74,190	6.6%
Commercial	47,921	48,948	(2.1)%
Industrial	19,170	21,598	(11.2)%
Other retail	2,670	2,544	5.0%
Surcharge	—	5,602	(100.0)%
Total retail	148,830	152,882	(2.7)%
Sales for resale	15,164	15,285	(0.8)%
Total base revenue	$163,994	$168,167	(2.5)%

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

	FOR THE THREE MONTHS ENDED JUNE 30,
				CHANGE
	2020	2019	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	998	1,046	942	(4.6)%	5.9%

Base
Base revenue decreased $4.2 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $5.6 million of lower Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020, $5.4 million of lower revenue due to the impacts of COVID-19, and $2.2 million of lower usage from milder summer weather. These decreases were partially offset by the absence of $4.5 million of deferrals to a regulatory liability for over collections of revenue related to the delay in the commercial operational date of the St. Mary Clean Energy Center, $3.5 million of higher rates, and the absence of a $1.0 million reversal of accumulated LCFC revenue. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For more information on the implications of COVID-19, see “— Overview — COVID-19” and Part II, Item 1A, “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 77% of Cleco Power’s total fuel cost during the second quarter of 2020 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on Cleco Power’s most current fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $11.8 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $6.2 million of higher fees for outside services mostly relating to information technology services and START expenses and $3.1 million of higher generation operation expenses largely due to fewer outages and the St. Mary Clean Energy Center project becoming operational in August 2019. Also contributing to the increase was $1.3 million of higher customer service expenses largely the result of the LPSC issued executive order prohibiting disconnections of utilities.

Depreciation and Amortization
Depreciation and amortization increased $2.3 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $3.2 million of higher depreciation on normal recurring additions to fixed assets, the absence of $2.9 million of deferrals of the retail jurisdictional portion of state franchise taxes to a regulatory asset, and $2.1 million of higher amortization of intangible property due to the implementation of the START project. These increases were partially offset by $5.2 million of lower amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $5.4 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $4.2 million related to lower construction costs as a result of the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the Terrebonne to Bayou Vista Transmission project, and the START project being placed in service in 2019. Also contributing to the decrease was $1.2 million due to lower AFUDC rates driven by the impact of Cleco Power’s $150.0 million short-term debt borrowings outstanding under its credit facility.

Other Expense, Net
Other expense, net increased $2.3 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to higher pension non-service costs as a result of a lower discount rate.

Interest Charges
Interest charges increased $1.2 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $1.8 million of lower allowance for borrowed funds used during construction primarily due to the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the Terrebonne to Bayou Vista Transmission project, and the START project being placed in service in 2019, partially offset by $0.8 million of lower interest on tax rate refunds.
Income Taxes
Federal and state income tax expense decreased $4.6 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $4.2 million for the change in pretax income, excluding AFUDC equity, $3.0 million to record tax expense at the projected annual effective tax rate, and $0.8 million for state tax expenses, partially offset by $3.8 million for the flowthrough of state tax benefits.
The effective income tax rates for the second quarter of 2020 and 2019 were 24.9% and 22.1%, respectively. The estimated annual effective income tax rates used during the second quarter of 2020 and 2019 for Cleco Power may not be indicative of the full-year income tax rates.

Cleco Cajun
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Electric operations	$84,733	$101,962	$(17,229)	(16.9)%
Electric customer credits	—	(1,267)	1,267	100.0%
Other operations	30,636	29,917	719	2.4%
Affiliate revenue	43	—	43	100.0%
Operating revenue, net	115,412	130,612	(15,200)	(11.6)%
Operating expenses
Fuel used for electric generation	3,798	22,910	19,112	83.4%
Purchased power	41,966	53,105	11,139	21.0%
Other operations and maintenance	20,175	23,682	3,507	14.8%
Depreciation and amortization	10,346	10,136	(210)	(2.1)%
Taxes other than income taxes	3,791	4,199	408	9.7%
Total operating expenses	80,076	114,032	33,956	29.8%
Operating income	35,336	16,580	18,756	113.1%
Interest income	103	368	(265)	(72.0)%
Other income, net	44	6	38	633.3%
Interest charges	120	—	(120)	(100.0)%
Federal and state income tax expense	8,601	4,028	(4,573)	(113.5)%
Net income	$26,762	$12,926	$13,836	107.0%

Electric Operations
Electric operations revenue decreased $17.2 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to lower wholesale revenue as a result of $7.0 million of lower fuel rates, $4.6 million of lower MISO make whole payments, $2.7 million for a one-time demand rate adjustment, $1.3 million for a one-time fuel adjustment, and $1.0 million for a change in MISO’s monthly netting methodology.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Fuel Used for Electric Generation
Fuel used for electric generation decreased $19.1 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $12.1 million of higher mark-to-market gains for gas related derivative contracts and $5.6 million of lower coal consumption.

Purchased Power
Purchased power decreased $11.1 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $7.9 million of lower volume of purchased power from MISO and $4.0 million of lower mark-to-market losses on FTRs.

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $3.5 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $4.5 million of lower generating station outage maintenance expenses, partially offset by $0.8 million of higher administrative and general expenses.

Income Taxes
Federal and state income tax expense increased $4.6 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to $3.9 million for the change in pretax income, excluding AFUDC equity and $0.7 million for state tax expenses.
The effective income tax rates for the second quarter of 2020 and 2019 were 24.3% and 23.8%, respectively. The estimated annual effective income tax rates used during the second quarter of 2020 and 2019 for Cleco Cajun may not be indicative of the full-year income tax rates.

Comparison of the Six Months Ended June 30, 2020, and 2019

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue, net	$705,330	$742,060	$(36,730)	(4.9)%
Operating expenses	560,471	604,279	43,808	7.2%
Operating income	144,859	137,781	7,078	5.1%
Interest income	2,054	2,767	(713)	(25.8)%
Allowance for equity funds used during construction	53	11,206	(11,153)	(99.5)%
Other (expense) income, net	(12,452)	1,655	(14,107)	(852.4)%
Interest charges	69,863	69,839	(24)	—%
Federal and state income tax expense	15,155	18,267	3,112	17.0%
Net income	$49,496	$65,303	$(15,807)	(24.2)%

COVID-19 Impacts
The rapid spread of COVID-19 and the varying degrees of restrictions on business and social activities imposed by federal, state, and local governments to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory, have caused Cleco to experience increasingly adverse business conditions, especially since the latter half of March 2020. While Cleco continues to assess the COVID-19 situation, at this time Cleco cannot estimate with any degree of certainty the full impact of the COVID-19 pandemic on its financial condition and future results of operations, Cleco expects the COVID-19 situation to adversely impact future quarters. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q.

Operating Revenue, Net
Operating revenue, net decreased $36.7 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $60.5 million of lower fuel cost recovery revenue at Cleco Power, partially offset by of $13.7 million of higher electric operations revenue and $11.7 million of higher other operations revenue at Cleco Cajun, which is partially the result of the Cleco Cajun Transaction closing in February 2019.

Operating Expenses
Operating expenses decreased $43.8 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $59.9 million of lower recoverable fuel and purchased power expenses, partially offset by $21.0 million of higher other operations and maintenance expenses and $3.6 million of higher depreciation expense at Cleco Power. Also contributing to this decrease was $13.4 million of lower fuel expense, partially offset by $4.9 million of higher depreciation expense at Cleco Cajun.

Allowance for equity funds used during construction
Allowance for equity funds used during construction decreased $11.2 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $9.2 million related to lower Cleco Power construction costs as a result of various projects being placed in service in 2019 and $1.7 million due to lower AFUDC rates driven by the impact of Cleco Power’s $150.0 million short-term debt borrowings outstanding under its credit facility.

Other (Expense) Income, Net
Other (expense) income, net increased $14.1 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $8.7 million for the decrease in the cash surrender value of certain trust-owned life insurance policies as a result of unfavorable market conditions at Cleco Holdings and $4.9 million of higher pension non-service costs at Cleco Power.

Income Taxes
Federal and state income tax expense decreased $3.1 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $3.2 million to record tax expense at the projected annual effective tax rate, $1.4 million for the change in pretax income, excluding AFUDC equity, and $1.2 million for state tax expense, net of federal benefits, partially offset by $3.0 million for the flowthrough of state tax benefits.
The effective income tax rates for the six months ended June 30, 2020, and 2019 were 23.4% and 21.9%, respectively. The estimated annual effective income tax rates used during the six months ended June 30, 2020, and 2019 for Cleco might not be indicative of the full-year income tax rates.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Base	$311,993	$310,553	$1,440	0.5%
Fuel cost recovery	152,080	212,547	(60,467)	(28.4)%
Electric customer credits	(17,440)	(16,853)	(587)	(3.5)%
Other operations	31,668	34,833	(3,165)	(9.1)%
Affiliate revenue	2,346	637	1,709	268.3%
Operating revenue, net	480,647	541,717	(61,070)	(11.3)%
Operating expenses
Recoverable fuel and purchased power	152,591	212,462	59,871	28.2%
Non-recoverable fuel and purchased power	15,179	16,044	865	5.4%
Other operations and maintenance	111,608	90,614	(20,994)	(23.2)%
Depreciation and amortization	85,273	81,707	(3,566)	(4.4)%
Taxes other than income taxes	21,725	20,538	(1,187)	(5.8)%
Total operating expenses	386,376	421,365	34,989	8.3%
Operating income	94,271	120,352	(26,081)	(21.7)%
Interest income	1,709	1,860	(151)	(8.1)%
Allowance for equity funds used during construction	53	11,206	(11,153)	(99.5)%
Other expense, net	(6,091)	(859)	(5,232)	(609.1)%
Interest charges	37,184	34,515	(2,669)	(7.7)%
Federal and state income tax expense	12,694	21,976	9,282	42.2%
Net income	$40,064	$76,068	$(36,004)	(47.3)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,684	1,678	0.4%
Commercial	1,218	1,281	(4.9)%
Industrial	936	1,006	(7.0)%
Other retail	62	62	—%
Total retail	3,900	4,027	(3.2)%
Sales for resale	1,372	1,316	4.3%
Total retail and wholesale customer sales	5,272	5,343	(1.3)%
The following table shows the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$140,959	$130,295	8.2%
Commercial	94,978	93,811	1.2%
Industrial	39,750	42,247	(5.9)%
Other retail	5,348	5,101	4.8%
Surcharge	2,442	10,924	(77.6)%
Total retail	283,477	282,378	0.4%
Sales for resale	28,516	28,175	1.2%
Total base revenue	$311,993	$310,553	0.5%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2019 CHANGE
	2020	2019	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	615	778	941	(21.0)%	(34.6)%
Cooling degree-days	1,262	1,154	1,020	9.4%	23.7%

Base
Base revenue increased $1.4 million during the first six months of 2020 compared to the first six months of 2019 primarily due to the absence of $9.1 million of deferrals to a regulatory liability for over collections of revenue related to the delay in the commercial operational date of the St. Mary Clean Energy Center project, $5.0 million of higher rates, and the absence of a $3.8 million reversal of accumulated LCFC revenue. These increases were partially offset by $7.3 million of lower Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020, $5.4 million of lower revenue due to the impacts of COVID-19, and $3.8 million related to lower usage due to milder weather. For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For more information on the implications of COVID-19, see “— Overview — COVID-19” and Part II, Item 1A, “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 77% of Cleco Power’s total fuel cost during the first six months of 2020 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Other Operations Revenue
Other operations revenue decreased $3.2 million during the first six months of 2020 compared to the first six months of 2019 primarily related to lower net generation revenue as a result of the Teche Unit 3 SSR ending in April 2019. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $21.0 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $9.6 million of higher fees for outside services mostly relating to information technology services and START expenses and $4.4 million of higher generation operation expenses largely due to fewer outages and the St. Mary Clean Energy Center project becoming operational in August 2019. Also contributing to the increase was $2.7 million of higher uncollectible accounts expense due to an increase in collection efforts, $2.6 million of higher generating station outage maintenance expenses, and $1.7 million of higher customer service expenses largely the result of the LPSC issued executive order prohibiting disconnections of utilities.

Depreciation and Amortization
Depreciation and amortization expense increased $3.6 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $6.2 million of higher normal recurring additions to fixed assets, $4.1 million of higher amortization of intangible property due to the installation of the START project, and the absence of $2.9 million of deferrals of the retail jurisdictional portion of state franchise taxes to a regulatory asset. These increases were partially offset by $7.9 million of lower amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds and the absence of $1.4 million of deferrals of corporate franchise taxes to a regulatory asset.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $11.2 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $9.2 million related to lower construction costs as a result of the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the Terrebonne to Bayou Vista Transmission project, and the START project being placed in service in 2019. Also contributing to this decrease was $1.7 million due to lower AFUDC rates driven by the impact of Cleco Power’s $150.0 million short-term debt borrowings outstanding under its credit facility.

Other Expense, Net
Other expense, net increased $5.2 million during the first six months of 2020 compared to the first six months of 2019 primarily due to higher pension non-service costs as a result of a lower discount rate.

Interest Charges
Interest charges increased $2.7 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $3.7 million of lower allowance for borrowed funds used during construction primarily due to the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the Terrebonne to Bayou Vista Transmission project, and the START project being placed in service in 2019, partially offset by $1.0 million of lower interest on tax rate refunds.

Income Taxes
Federal and state income tax expense decreased $9.3 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $7.0 million for the change in pretax income, excluding AFUDC equity, $2.8 million to record tax expense at the projected annual effective tax rate, and $2.4 million of state tax expense, net of federal benefits, partially offset by $3.0 million for flowthrough of state tax benefits.
The effective income tax rates for the six months ended June 30, 2020, and 2019 were 24.1% and 22.4%, respectively. The estimated annual effective income tax rates used during the six months ended June 30, 2020, and 2019 for Cleco Power may not be indicative of the full-year income tax rates.

Cleco Cajun
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Electric operations	$173,880	$160,156	$13,724	8.6%
Other operations	61,597	49,883	11,714	23.5%
Electric customer credits	(153)	(1,267)	1,114	87.9%
Affiliate revenue	204	—	204	100.0%
Operating revenue, net	235,528	208,772	26,756	12.8%
Operating expenses
Fuel used for electric generation	19,371	32,833	13,462	41.0%
Purchased power	86,640	83,550	(3,090)	(3.7)%
Other operations and maintenance	40,689	38,091	(2,598)	(6.8)%
Depreciation and amortization	20,448	15,546	(4,902)	(31.5)%
Taxes other than income taxes	7,265	7,344	79	1.1%
Total operating expenses	174,413	177,364	2,951	1.7%
Operating income	61,115	31,408	29,707	94.6%
Interest income	258	622	(364)	(58.5)%
Other income, net	78	(491)	569	115.9%
Interest charges	131	—	(131)	(100.0)%
Federal and state income tax expense	15,022	7,557	(7,465)	(98.8)%
Net income	$46,298	$23,982	$22,316	93.1%

Electric Operations
Electric operations revenue increased $13.7 million during the first six months of 2020 compared to the first six months of 2019 primarily due to higher wholesale revenue as a result of the Cleco Cajun Transaction closing in February 2019. This increase was partially offset by $8.0 million of lower fuel rates, $4.0 million of lower MISO make whole payments, $2.7 million for a one-time demand rate adjustment, $1.7 million for a change in MISO’s monthly netting methodology, and $1.3 million for a one-time fuel adjustment.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Other Operations Revenue
Other operations revenue increased $11.7 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $6.7 million of higher lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback and $5.0 million of higher transmission revenue from wholesale customers. These increases were partially the result of the Cleco Cajun Transaction closing in February 2019. For more information on the Cottonwood Sale Leaseback agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Leases — Cottonwood Sale Leaseback Agreement.”

Fuel Used for Electric Generation
Fuel used for electric generation decreased $13.5 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $13.3 million of lower coal consumption and $5.0 million of higher mark-to-market gains for gas related derivative contracts, partially offset by $5.5 million of higher gas consumption.

Purchased Power
Purchased power increased $3.1 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $5.0 million of higher transmission costs and $3.8 million of higher volume of purchased power from MISO, which is the result of the Cleco Cajun Transaction closing in February 2019. These increases were partially offset by $5.6 million of higher mark-to-market gains on FTRs.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $2.6 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $3.7 million of higher generation operations expenses, $3.1 million of higher administrative and general expenses, and $0.8 million of higher transmission operations expense, partially offset by $5.0 million of lower generating station outage maintenance expense. These increases were partially the result of the Cleco Cajun Transaction closing in February 2019.

Depreciation and Amortization
Depreciation and amortization increased $4.9 million during the first six months of 2020 compared to the first six months of 2019 primarily due to normal recurring additions to fixed assets. This increase was partially the result of the Cleco Cajun Transaction closing in February 2019.

Income Taxes
Federal and state income tax expense increased $7.5 million during the first six months of 2020 compared to the first six months of 2019 primarily due to $6.3 million for the change in pretax income and $1.7 million for state tax expenses. These increases were partially offset by $0.5 million of miscellaneous tax items.
The effective income tax rates for the six months ended June 30, 2020, and 2019 were 24.5% and 24.0%, respectively. The estimated annual effective income tax rates used during the six months ended June 30, 2020, and 2019 for Cleco Cajun may not be indicative of the full-year income tax rates.

Non-GAAP Measures
The financial results in the following tables are presented on an accrual basis. EBITDA is a key non-GAAP financial measure used by the CEO to assess the operating performance of Cleco’s segments. Management evaluates the performance of Cleco’s segments and allocates resources to them based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. EBITDA is defined as net income adjusted for interest, income taxes, depreciation, and amortization.
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three and six months ended June 30, 2020, and 2019:

	FOR THE THREE MONTHS ENDED JUNE 30,
	2020			2019
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$28,233	$26,762		$49,356	$12,926
Add: Depreciation and amortization	41,596	11,143	(1)	39,330	10,269	(2)
Less: Interest income	755	103		867	368
Add: Interest charges	18,603	120		17,370	—
Add: Federal and state income tax expense	9,356	8,601		13,978	4,028
EBITDA	$97,033	$46,523		$119,167	$26,855
(1) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $2.3 million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $2.5 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $2.4 million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30,
	2020			2019
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$40,064	$46,298		$76,068	$23,982
Add: Depreciation and amortization	85,273	22,041	(1)	81,707	16,799	(2)
Less: Interest income	1,709	258		1,860	622
Add: Interest charges	37,184	131		34,515	—
Add: Federal and state income tax expense	12,694	15,022		21,976	7,557
EBITDA	$173,506	$83,234		$212,406	$47,716
(1) Includes $6.2 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $4.6 million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $5.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $3.8 million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2020:

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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
period from January 2018 to June 2020. The refund was credited to customers over 12 months beginning August 1, 2019. At June 30, 2020, Cleco Power had $10.0 million accrued for the estimated tax-related benefits from the TCJA and $0.4 million accrued for related interest.
In July 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s current base rate case.
On July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits resulting from the reduction in the statutory federal tax rate for the period of August 2020 through November 2020. Cleco Power expects to utilize the current balance of the excess ADIT to fund the continued TCJA bill credit. The mechanism to refund the remaining balance of the excess ADIT at the end of November 2020 will be determined in Cleco Power’s current LPSC rate case. Cleco Power’s current base rate case is ongoing and management is unable to determine its outcome.
At June 30, 2020, Cleco Power had a regulatory liability of $375.0 million for the portion of the net reduction to ADIT subject to regulatory treatment. Due to the uncertainty around the regulatory treatment, the entire regulatory liability is reflected in non-current liabilities.

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

Debt

Cleco
At June 30, 2020, Cleco had $238.0 million of short-term debt outstanding under its $475.0 million credit facilities, at an average all-in interest rate of 1.67%. As a result of the COVID-19 pandemic, Cleco has implemented certain measures that it believes will provide financial flexibility and help Cleco maintain liquidity. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part II, Item 1A “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q. Cleco had no short-term debt at December 31, 2019.
At June 30, 2020, Cleco’s long-term debt and finance leases outstanding was $3.17 billion, of which $63.9 million was due within one year. The long-term debt due within one year at June 30, 2020, primarily represents $63.3 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. Long-term debt decreased by $16.4 million from December 31, 2019, primarily due to the $11.1 million final principal payment made on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020. For more information on Cleco’s debt, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
Cash and cash equivalents available at June 30, 2020, were $309.0 million combined with $237.0 million available credit facility capacity ($87.0 million from Cleco Holdings and $150.0 million from Cleco Power) for total liquidity of $546.0 million. For more information on the credit facility capacity, see “— Credit Facilities.” Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At June 30, 2020, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Fair Value Accounting.”
At June 30, 2020, and December 31, 2019, Cleco had a working capital surplus of $228.7 million and $126.7 million, respectively. The $102.0 million increase in working capital is primarily due to:

•a $192.7 million increase in cash and cash equivalents, primarily due to the draws on Cleco’s credit facilities,
•a $62.0 million decrease in long-term debt due within one year primarily due to the long-term refinancing of $50.0 million 2008 series A GO Zone bonds and the $11.1 million final principal payment on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020,
•a $42.2 million increase in fuel inventory primarily due to higher purchases of coal and higher deliveries of lignite at a higher per unit cost at Cleco Power,
•a $27.4 million decrease in accounts payable, excluding Cleco Power FTR purchases, primarily due to the timing of property tax payments for Cleco Power, the short-term incentive plan payments in March 2020, a decrease in accruals at Cleco Cajun, lower MISO power purchases and load charges, partially offset by an increase in outstanding payables for solid fuel purchases,
•an $18.5 million decrease in provision for rate refund primarily due to the credits to Cleco Power customers for tax-related benefits of the TCJA, and
•a $5.8 million decrease in regulatory liabilities primarily due to the amounts being credited to Cleco Power’s retail customers as a result of the overcollection of revenue from the delay of the St. Mary Clean Energy Center project.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
These increases in working capital were partially offset by:

•a $238.0 million increase in short-term debt due to draws on Cleco’s $475.0 million credit facilities and
•a $19.5 million increase in taxes payable primarily due to accruals of property taxes.

Cleco Holdings
At June 30, 2020, Cleco Holdings had $88.0 million of short-term debt outstanding under its $175.0 million credit facility, at an all-in interest rate of 2.065%. For more information on Cleco Holding’s credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at June 30, 2020. Cleco Holdings had no short-term debt outstanding at December 31, 2019.
At June 30, 2020, Cleco Holding’s long-term debt outstanding was $1.67 billion, of which $63.3 million was due within one year. The long-term debt due within one year at June 30, 2020, represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
Cash and cash equivalents available at Cleco Holdings at June 30, 2020, were $99.3 million, combined with $87.0 million credit facility capacity for total liquidity of $186.3 million.

Cleco Power
At June 30, 2020, Cleco Power had $150.0 million of short-term debt outstanding under its $300.0 million credit facility, at an all-in interest rate of 1.44%. For more information on Cleco Power’s credit facility, see “— Credit Facilities.” As a result of the COVID-19 pandemic, Cleco has implemented certain measures that it believes will provide financial flexibility and help Cleco maintain liquidity. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part II, Item 1A “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q. Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. There were no amounts outstanding under the uncommitted line of credit at June 30, 2020. Cleco Power had no short-term debt outstanding at December 31, 2019.
At June 30, 2020, Cleco Power’s long-term debt outstanding was $1.38 billion, of which $0.6 million was due within one year. For Cleco Power, long-term debt decreased $10.8 million from December 31, 2019, primarily due to the final principal payment made on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020.
Cash and cash equivalents available at June 30, 2020, were $140.0 million, combined with $150.0 million credit facility capacity for total liquidity of $290.0 million.
At June 30, 2020, and December 31, 2019, Cleco Power had a working capital surplus of $96.6 million and $33.5 million, respectively. The $63.0 million increase in working capital is primarily due to:

•an $84.5 million increase in cash and cash equivalents, primarily due to the draw on the Cleco Power credit facility,
•a $60.9 million decrease in long-term debt due within one year primarily due to the long-term refinancing of $50.0 million 2008 series A GO Zone bonds and the $11.1 million final principal payment on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020,
•a $31.5 million increase in fuel inventory primarily due to higher purchases of coal and higher deliveries of lignite at a higher per unit cost,
•an $18.6 million decrease in provision for rate refund primarily due to the credits to customers for tax-related benefits of the TCJA,
•an $18.2 million decrease in accounts payable, excluding FTR purchases, primarily due to the timing of property tax payments, the short-term incentive plan payments in March 2020, lower accruals for gas costs, lower MISO power purchases and load charges, partially offset by an increase in outstanding payables for solid fuel purchases,
•a $6.9 million increase in unbilled revenue primarily due to higher usage as a result of warmer weather,
•a $5.8 million decrease in regulatory liabilities primarily due to the amounts being credited to retail customers as a result of the overcollection of revenue from the delay of the St. Mary Clean Energy Center project, and
•a $5.8 million increase in other accounts receivable primarily due to an increase in receivables for company-owned life insurance benefits and the timing of pole attachment billings.

These increases in working capital were partially offset by:

•a $150.0 million increase in short-term debt due to a draw on the Cleco Power credit facility and
•a $24.3 million increase in taxes payable primarily due to accruals of property taxes and higher provisions for income taxes, partially offset by a decrease in federal income tax accrued as a result of the CARES Act.
Credit Facilities
At June 30, 2020, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with outstanding borrowings of $88.0 million and one for Cleco Power in the amount of $300.0 million with outstanding borrowings of $150.0 million. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million with outstanding borrowings of $238.0 million.
Cleco Holdings’ credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2022. Under covenants contained in Cleco Holdings’ credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2020, Cleco Holdings was in compliance with the covenants of its credit facility. The borrowing costs under the facility currently are equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.3%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher fees and additional interest of 0.50% under the pricing levels of its credit facility.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Cleco Power’s credit facility provides for working capital and other financing needs. The credit facility includes restrictive financial covenants and expires in 2022. Under covenants contained in Cleco Power’s credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2020, Cleco Power was in compliance with the covenants of its credit facility. The borrowing costs under the facility currently are equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay higher fees and additional interest of 0.125% under the pricing levels of its credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At June 30, 2020, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At June 30, 2020, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December, 31, 2019.

Cleco Consolidated Cash Flows
Net Operating Cash Flow
Net cash provided by operating activities was $95.8 million and $186.3 million during the six months ended June 30, 2020, and 2019, respectively. Net cash provided by operating activities decreased $90.5 million primarily due to:

•lower collections from Cleco Power customers of $34.6 million due to the rate refund for the tax-related benefits from the TCJA, which began being credited to customers in August 2019,
•higher payments for fuel inventory of $29.1 million primarily due to higher gas purchases, higher solid fuel purchases and higher per unit lignite costs,
•higher payments for purchased power of $18.3 million primarily due to the closing of the Cleco Cajun Transaction in February 2019.
•higher payments to vendors of $16.3 million primarily due to timing of property tax payments and other vendor payments related to other operations and maintenance,
•lower Cleco Katrina/Rita storm restoration surcharge collections from Cleco Power customers of $7.3 million as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020, and
•higher payout for employee benefits of $7.1 million.

These decreases were partially offset by $32.3 million of higher collections for electric and other operations revenue at Cleco Cajun partially the result of the Cleco Cajun transaction closing in February 2019.

Net Investing Cash Flow
Net cash used in investing activities was $138.7 million and $951.0 million during the six months ended June 30, 2020, and 2019, respectively. Net cash used in investing activities decreased $812.3 million primarily due to the absence of payment for the acquisition of all the membership interest in South Central Generating of $962.2 million, partially offset by the absence of cash received of $147.2 million during the Cleco Cajun Transaction.

Net Financing Cash Flow
Net cash provided by financing activities was $223.2 million and $770.3 million during the six months ended June 30, 2020, and 2019, respectively. Net cash provided by financing activities decreased $547.1 million primarily due to:

•the absence of borrowings of $400.0 million related to the financing of the Cleco Cajun Transaction in February 2019 and
•lower contributions from Cleco Group of $384.9 million.

These decreases were partially offset by:

•higher draws on credit facilities of $130.0 million and
•lower payments on credit facilities of $108.0 million.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $66.5 million and $137.6 million during the six months ended June 30, 2020, and 2019, respectively. Net cash provided by operating activities decreased $71.1 million primarily due to:

•higher payments to vendors of $42.8 million primarily due to timing of property tax payments and other vendor payments related to other operations and maintenance,
•lower collections from customers of $34.6 million due to the rate refund for the tax-related benefits from the TCJA, which began being credited to customers in August 2019,
•higher payments for fuel inventory of $13.7 million primarily due to higher gas purchases and higher per unit lignite costs,
•lower Cleco Katrina/Rita storm restoration surcharge collections from customers of $7.3 million as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020, and
•higher payout for employee benefits of $3.3 million.

These decreases were partially offset by lower payments for affiliate settlements of $40.0 million.

Net Investing Cash Flow
Net cash used in investing activities was $132.0 million and $133.9 million during the six months ended June 30, 2020, and 2019, respectively. Net cash used in investing activities decreased $1.9 million primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $4.0 million, partially offset by the absence of life insurance proceeds of $1.9 million.

Net Financing Cash Flow
Net cash provided by financing activities was $137.5 million during the six months ended June 30, 2020. Net cash used in financing activities was $10.7 million during the six months ended June 30, 2019. Net cash provided by financing activities increased $148.2 million primarily due to:

•higher draws on credit facilities of $117.0 million and
•lower payments on credit facilities of $33.0 million.

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

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits, in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, water and/or waste management. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power could then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or FRP. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines. For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
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
On December 17, 2019, the LPSC initiated an audit on program years three and four to consider all program costs. Cleco Power has responded to several sets of data request regarding the audit. Cleco Power has program year 2019 and thereafter subject to audit. Management is unable to predict or give a reasonable estimate of the outcome of the audit.
Generally, utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. On October 21, 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated LCFC revenues until such a time that base rates reset, which is expected in the fourth quarter of 2020.

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
A NERC Critical Infrastructure Protection (CIP) audit is also conducted every three years. Cleco Power’s current NERC CIP audit began in the second quarter of 2020. The timing of completion of the audit is unknown due to the impact of the COVID-19 pandemic; however, it is expected to be complete by the end of the third quarter of 2020. Cleco Cajun’s most recent CIP audit occurred during June 2019. The final report was issued on June 27, 2019.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
Management is unable to predict the final financial outcome of the current Cleco Power NERC Reliability Standards audit, the most recent Cleco Cajun CIP audit, the current Cleco Power CIP audit or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part II, Item 1A, “Risk Factors — Regulatory Compliance — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Cleco monitors and manages its credit risk exposure through credit risk management policies and procedures that include:

•routine review of counterparty credit quality and credit exposure,
•entering into standard industry master agreements with specific terms and conditions for credit exposure and non-performance, and
•exchanging guarantees or forms of cash equivalent collateral for financial assurance.

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

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
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
At June 30, 2020, Cleco Holdings had $88.0 million of short-term debt outstanding under its $175.0 million credit facility at an all-in interest rate of 2.065%. The borrowing costs under Cleco Holdings’ credit facility currently are equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.30%.
At June 30, 2020, Cleco Holdings had $330.0 million long-term variable rate bank term loans outstanding. One bank term loan had a balance of $300.0 million outstanding, at an interest rate of LIBOR plus 1.875%, for an all-in interest rate of 2.065% at June 30, 2020. Another bank term loan had a balance of $30.0 million outstanding, at an interest rate of LIBOR plus 1.875%, for an all-in interest rate of 2.065% at June 30, 2020. The weighted average rate for all outstanding term loan debt for the six months ended June 30, 2020, was 2.539%. Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $4.2 million on an annualized basis.
At June 30, 2020, Cleco Power had $150.0 million of short-term debt outstanding under its $300.0 million credit facility at an all-in interest rate of 1.44%. Cleco Power’s borrowing costs under its $300.0 million credit facility currently are equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. Each 1% increase in the interest rate applicable to Cleco Power’s short-term debt would result in a decrease in Cleco Power’s pretax earnings of $1.5 million on an annualized basis.
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
During the three and six months ended June 30, 2020, Cleco Cajun entered into other commodity derivative contracts including fixed price physical forwards and financially settled swap transactions.
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets at June 30, 2020:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$10,006
Current	Energy risk management liabilities	(1,966)
Other commodity derivatives
Current	Energy risk management assets	1,559
Non-current	Other deferred charges	83
Current	Energy risk management liabilities	(3,754)
Non-current	Other deferred credits	(852)
Commodity-related contracts, net		$5,076

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$8,670
Current	Energy risk management liabilities	(1,159)
Commodity-related contracts, net		$7,511

Cleco monitors the Value at Risk (VaR) of its other commodity derivative contracts requiring derivative accounting treatment. Cleco applies a parametric VaR covariance analytical approach within a 5-day holding period at a 95% confidence interval. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market price volatilities.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
The following table presents the VaR of other commodity derivative contracts for the three and six months ended June
30, 2020, as well as the VaR at June 30, 2020, based on these assumptions:

		FOR THE THREE MONTHS ENDED JUNE 30, 2020			FOR THE SIX MONTHS ENDED JUNE 30, 2020
(THOUSANDS)	AT JUNE 30, 2020	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$4,249	$6,507	$4,190	$4,763	$6,507	$2,087	$4,520
For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting
Policies — Derivatives and Other Risk Management Activity” and “Note 7 — Fair Value Accounting — Commodity Contracts.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of June 30, 2020. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are ineffective as of June 30, 2020, due to the material weaknesses in internal control over financial reporting as previously disclosed in Part II, Item 9A, “Controls and Procedures” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
In light of the foregoing conclusion, the Registrants undertook additional procedures to allow the Registrants’ management to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Accordingly, the Registrants’ management concluded that the Registrants’ condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2020, fairly present, in all material respects, the Registrants’ financial position, results of operations, and cash flows for the periods presented in such financial statements.

Remediation Plan
The Registrants began taking steps to remediate the underlying cause of these material weaknesses and improve the design and operating effectiveness of its internal control over financial reporting during the three month period ending September 30, 2019, and has continued this effort through June 30, 2020.
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

•Replacement of failed meters.
•Development and implementation of a plan to monitor meter failures.
•Proposed automation and configurations to allow for automated exception identification in key processes.
•Implementation of estimation monitoring with the ability to pause the billing process and request new reads.
•Development of analytics for comparison of the number of bills estimated and the estimation amount.
•Designed and implemented new controls (both preventive and detective) to address gaps in relevant risks.
•Completed assessment of the newly implemented ERP system to identify opportunities for more comprehensive control coverage over identified risks and is in the process of implementing enhanced system automation.

However, the material weakness in IT general controls and the material weakness over revenue will not be considered remediated until the applicable new controls operate for a sufficient period of time where management is able to conclude, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting, with the exception of the remediation efforts discussed above.

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS

The following risk factor, which supplements the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and updates the risk factor disclosed in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, could have a material adverse effect on results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

COVID-19
The Registrants face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce, and cyber-security risks, which could have a material adverse impact on the results of operations, financial condition, cash flows or liquidity of the Registrants.
The outbreak of COVID-19 is a rapidly evolving situation that is adversely affecting current global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities, and/or material changes in governmental or regulatory policy in the U.S. could result in lower growth and reduced demand for and usage of electricity in Cleco’s service territory, and those of its wholesale customers, as businesses and facilities continue to close, remain closed, or implement reduced working hours. The ability of Cleco’s customers, contractors, and suppliers to meet their obligations to Cleco, including payment obligations, could also be negatively affected under the current economic conditions.
On March 13, 2020, in response to the COVID-19 pandemic state of emergency, the LPSC issued an executive order prohibiting disconnections of utilities for non-payment. On July 1, 2020, the LPSC issued an order ending the moratorium on disconnections effective July 16, 2020. Cleco anticipates reinstating disconnections and late fees beginning September 1, 2020. On July 16, 2020, Cleco began setting up payment plan arrangements for up to 18 months for customers with past due balances. Failure to collect these balances could negatively impact Cleco’s cash flow. The LPSC, in response to a federal mandate or otherwise, could impose restrictions on the rates Cleco charges to provide its services, including the inability to implement approved rates, or delay actions with respect to Cleco’s rate cases and filings. For example, on June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP, with anticipated new rates being effective July 1, 2020. However, due to COVID-19, there has been a delay in the current base rate case and Cleco Power now anticipates new rates to be effective in the fourth quarter of 2020. In addition, the COVID-19 pandemic may affect Cleco’s ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements. Additionally, as the EPA and many state environmental agencies have issued enforcement discretion policies for such issues, it is unclear whether the effect of any possible noncompliance due to COVID-19 will be material.
On May 18, 2020, Cleco reopened customer service offices implementing precautionary protective measures and protocols to allow in-person meetings with restrictions in size and mandatory protective gear. Cleco has also implemented precautionary measures for employees or contractors testing positive for COVID-19, exhibiting COVID-19 symptoms, or awaiting COVID-19 test results. In the event a substantial portion of Cleco’s workforce were to be impacted by COVID-19 for an extended period of time, Cleco may face challenges with respect to its services or operations, and it may not be able to execute its capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, Cleco, its suppliers, and other business counterparties to experience operational delays. Cleco has modified and continues to modify certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access Cleco’s facilities or customer sites could adversely affect its operations. Also, Cleco has a limited number of highly skilled employees for some of its operations. If a large proportion of Cleco’s employees in those critical positions were to contract COVID-19 at the same time, Cleco would rely upon its business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to Cleco’s operations that could result from shortages of highly skilled employees.
As many of Cleco’s employees and third-party service providers work remotely in accordance with government mandates, Cleco faces heightened cyber-security risks related to unauthorized system access, aggressive social engineering tactics, and adversaries attacking the information technology

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q
systems, network infrastructure, technology and facilities used to conduct its businesses. Cleco will continue to monitor developments affecting its employees, customers, and operations.
While the full impact on Cleco’s business from the outbreak of COVID-19 is unknown at this time and difficult to predict, various aspects of its business could be adversely affected by COVID-19. While there are many unknowns as to the duration and severity of the COVID-19 pandemic, as of the date of this Quarterly Report on Form 10-Q, it has caused significant volatility in global markets and has had an adverse impact on the operations of some of Cleco’s customers and suppliers, which could affect Cleco’s operations and its ability to access capital. The continued spread of COVID-19 and efforts to contain COVID-19, such as the imposition of additional quarantines or closures or reduced operations of businesses and other institutions, could result in an economic slowdown, which could adversely affect customer demand and consumption, cause delayed payments or uncollectible accounts, disrupt supply chains and markets, cause potential delays in the timing of completion of capital projects, or cause other unpredictable events. These impacts could ultimately result in a downgrade of Cleco’s credit ratings. Any of the foregoing events or other unforeseen consequences of COVID-19 could have a material adverse effect on the results of operations, financial condition, cash flows, or liquidity of the Registrants.

ITEM 6. EXHIBITS

CLECO
10.1
Amendment No. 1, dated as of May 15, 2020, to the Term Loan Agreement, dated as of February 1, 2019, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 21, 2020)

10.2
Amendment No. 3, dated as of May 15, 2020, to the Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on May 21, 2020)

10.3
Amendment No. 3, dated as of May 15, 2020, to the Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on May 21, 2020)

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

CLECO POWER
10.4
Amendment No. 1, dated as of May 15, 2020, to the Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on May 21, 2020)

31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2020 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 11, 2020