Form 10-Q
period 2020-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2020-11-09
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or
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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CCR	Coal combustion by-products or residual
CDC	Centers for Disease Control and Prevention
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC (formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings) and its subsidiaries
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Novel coronavirus disease 2019 and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020.
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LCFC	Lost Contribution to Fixed Cost
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” about future events, circumstances, and results. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•the COVID-19 pandemic and its effect on Cleco, Cleco’s operations, business, and financial condition, and the communities it serves, U.S. and world financial markets and supply chains, potential regulatory actions, changes in customer and stakeholder behaviors, and impacts on and modifications to Cleco’s operations, business, and financial condition relating thereto,
•the effects of the Cleco Cajun Transaction and the 2016 Merger on Cleco’s business relationships, operating results, and business generally,
•the ability to successfully remediate underlying causes of identified material weaknesses in internal control over financial reporting,
•regulatory factors, such as changes in rate-setting practices or policies; political actions of governmental regulatory bodies, including results of the November 2020 election; adverse regulatory ratemaking actions; recovery of investments made under traditional regulation; recovery for storm restoration costs, including costs associated with Hurricanes Laura, Delta, and Zeta; the frequency, timing, and amount of rate increases or decreases; the impact that rate cases or requests for FRP extensions may have on operating decisions of Cleco Power; the results of periodic NERC, LPSC, and FERC audits; participation in MISO and the related operating challenges and uncertainties, including increased wholesale competition relative to additional suppliers; and compliance with the ERO reliability standards for bulk power systems by Cleco Power and Cleco Cajun,
•Cleco Power’s ability to recover fuel costs through the FAC,
•factors affecting utility operations, such as unusual weather conditions or other natural phenomena; catastrophic weather-related damage caused by hurricanes and other storms or severe drought conditions; pandemic illnesses, specifically COVID-19; unexpected delays in capital projects; unscheduled generation outages; unanticipated maintenance or repairs; unanticipated changes to fuel costs or fuel supply costs, shortages, solid fuel and natural gas transportation problems, or other developments; decreased customer load; environmental incidents and compliance costs; and power transmission system constraints,
•reliance on third parties for determination of Cleco’s commitments and obligations to markets for generation resources and reliance on third-party fuel transportation and transmission services,
•global and domestic economic conditions, including the negative impact of COVID-19, the ability of customers to continue paying their utility bills, related growth and/or down-sizing of businesses in Cleco’s service area, monetary fluctuations, and inflation rates,
•political uncertainty in the U.S., including uncertainty relating to the U.S. federal government budget and debt ceiling, and volatility and disruption in global capital and credit markets,
•the ability to consume the remaining fuel inventory at the Dolet Hills Power Station,
•the timing and costs associated with the early closure of Dolet Hills, including the ability to recover those costs,
•Cleco’s ability to maintain its right to sell wholesale power at market-based rates within its control area,
•Cleco’s dependence on energy from sources other than its facilities and future sources of such additional energy,
•reliability of Cleco’s generating facilities,
•the imposition of energy efficiency requirements or increased conservation efforts of customers,
•the impact of current or future environmental laws and regulations, including those related to CCRs, greenhouse gases, and energy efficiency that could limit or terminate the operation of Cleco’s generating units, increase costs, or reduce customer demand for electricity,
•the ability to recover costs of compliance with environmental laws and regulations, including those through Cleco Power’s EAC,
•financial or regulatory accounting principles or policies imposed by FASB, the SEC, FERC, the LPSC, or similar entities with regulatory or accounting oversight,
•changing market conditions and a variety of other factors associated with physical energy, financial transactions, COVID-19, and energy service activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, interest rates, and warranty risks,
•changes in commodity prices and transportation costs,
•legal, environmental, and regulatory delays and other obstacles associated with acquisitions, reorganizations, investments in joint ventures, or other capital projects,

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
•costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters,
•the availability and use of alternative sources of energy and technologies, such as wind, solar, battery storage, and distributed generation,
•changes in federal, state, or local laws (including the TCJA and other tax laws), changes in tax rates, disallowances of tax positions, or changes in other regulatory policies that may result in a change to tax benefits or expenses,
•the restriction on the ability of Cleco Power to make distributions to Cleco Holdings in certain instances, as a result of the 2016 Merger Commitments,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,
•acts of terrorism, cyber attacks, data security breaches or other attempts to disrupt Cleco’s business or the business of third parties, or other man-made disasters,
•the ability to successfully modify business processes around the new enterprise business applications,
•credit ratings of Cleco Holdings and Cleco Power,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the availability or cost of capital resulting from changes in global markets, Cleco’s business or financial condition, interest rates, or market perceptions of the electric utility industry and energy-related industries, and
•workforce factors, including aging workforce, changes in management, impact of pandemic illnesses, specifically COVID-19, unavailability of skilled employees, and impacts of prolonged remote working arrangements.

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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$386,388	$451,902
Other operations	47,597	49,780
Gross operating revenue	433,985	501,682
Electric customer credits	(16,534)	(13,711)
Operating revenue, net	417,451	487,971
Operating expenses
Fuel used for electric generation	74,142	141,722
Purchased power	82,690	85,176
Other operations and maintenance	71,131	82,913
Depreciation and amortization	52,892	57,004
Taxes other than income taxes	14,660	17,611
Merger transaction and commitment costs	184	2,006
Total operating expenses	295,699	386,432
Operating income	121,752	101,539
Interest income	910	1,690
Allowance for equity funds used during construction	144	3,619
Other expense, net	(3,374)	(1,363)
Interest charges
Interest charges, net	34,349	37,412
Allowance for borrowed funds used during construction	(289)	(1,580)
Total interest charges	34,060	35,832
Income before income taxes	85,372	69,653
Federal and state income tax expense	25,075	14,088
Net income	$60,297	$55,565
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019
Net income	$60,297	$55,565
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $159 in 2020 and tax benefit of $13 in 2019)	448	(37)
Total other comprehensive income (loss), net of tax	448	(37)
Comprehensive income, net of tax	$60,745	$55,528
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$1,019,501	$1,130,318
Other operations	137,407	131,544
Gross operating revenue	1,156,908	1,261,862
Electric customer credits	(34,126)	(31,832)
Operating revenue, net	1,122,782	1,230,030
Operating expenses
Fuel used for electric generation	218,643	354,921
Purchased power	208,515	213,912
Other operations and maintenance	217,693	208,608
Depreciation and amortization	162,852	158,395
Taxes other than income taxes	45,233	47,081
Merger transaction and commitment costs	3,234	7,792
Total operating expenses	856,170	990,709
Operating income	266,612	239,321
Interest income	2,964	4,456
Allowance for equity funds used during construction	197	14,825
Other (expense) income, net	(15,827)	292
Interest charges
Interest charges, net	104,700	111,426
Allowance for borrowed funds used during construction	(777)	(5,755)
Total interest charges	103,923	105,671
Income before income taxes	150,023	153,223
Federal and state income tax expense	40,230	32,355
Net income	$109,793	$120,868
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019
Net income	$109,793	$120,868
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $460 in 2020 and tax benefit of $112 in 2019)	1,304	(319)
Total other comprehensive income (loss), net of tax	1,304	(319)
Comprehensive income, net of tax	$111,097	$120,549
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Assets
Current assets
Cash and cash equivalents	$528,678	$116,292
Restricted cash and cash equivalents	4,619	11,100
Customer accounts receivable (less allowance for credit losses of $5,581 in 2020 and $3,005 in 2019)	90,136	83,591
Other accounts receivable	33,554	35,731
Unbilled revenue	34,504	33,207
Fuel inventory, at average cost	99,739	83,061
Materials and supplies, at average cost	128,552	118,858
Energy risk management assets	19,974	7,023
Accumulated deferred fuel	43,612	22,910
Cash surrender value of company-/trust-owned life insurance policies	82,510	86,096
Prepayments	11,848	7,711
Regulatory assets	19,814	19,807
Other current assets	11,927	12,688
Total current assets	1,109,467	638,075
Property, plant, and equipment
Property, plant, and equipment	5,149,355	4,982,255
Accumulated depreciation	(604,833)	(454,874)
Net property, plant, and equipment	4,544,522	4,527,381
Construction work in progress	211,065	117,630
Total property, plant, and equipment, net	4,755,587	4,645,011
Equity investment in investee	13,072	17,072
Goodwill	1,490,797	1,490,797
Prepayments	32,999	25,949
Operating lease right of use assets	27,022	28,791
Restricted cash and cash equivalents	744	15,203
Note receivable	14,685	15,198
Regulatory assets	491,274	422,431
Intangible assets	118,195	138,103
Other deferred charges	44,232	39,668
Total assets	$8,098,074	$7,476,298
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$238,000	$—
Long-term debt and finance leases due within one year	63,965	125,986
Accounts payable	280,708	158,863
Accounts payable - affiliate	35,250	33,780
Customer deposits	58,270	58,289
Provision for rate refund	9,852	38,903
Taxes payable, net	40,288	8,931
Interest accrued	40,063	19,001
Energy risk management liabilities	2,580	4,113
Regulatory liabilities	29,651	6,675
Deferred compensation	12,018	12,115
Other current liabilities	50,796	44,683
Total current liabilities	861,441	511,339
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	698,949	657,058
Postretirement benefit obligations	285,964	283,075
Regulatory liabilities - deferred taxes, net	116,784	146,948
Restricted storm reserve	—	12,285
Deferred lease revenue	42,958	49,862
Intangible liabilities	26,612	31,872
Asset retirement obligations	26,445	23,173
Operating lease liabilities	23,887	25,779
Other deferred credits	27,446	27,222
Total long-term liabilities and deferred credits	1,249,045	1,257,274
Long-term debt and finance leases, net	3,233,485	3,064,679
Total liabilities	5,343,971	4,833,292
Commitments and contingencies (Note 14)
Member’s equity	2,754,103	2,643,006
Total liabilities and member’s equity	$8,098,074	$7,476,298
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020		2019
Operating activities
Net income	$109,793		$120,868
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	185,496		180,240
Provision for credit losses	6,134		3,800
Unearned compensation expense	5,113		4,015
Allowance for equity funds used during construction	(197)		(14,825)
(Gain) loss on risk management assets and liabilities, net	(23,254)		4,092
Deferred lease revenue	(6,904)		(6,137)
Deferred income taxes	39,657		27,033
Deferred fuel costs	(21,076)		(21,207)
Cash surrender value of company-/trust-owned life insurance	3,586		(3,731)
Changes in assets and liabilities
Accounts receivable	(14,683)		(44,070)
Unbilled revenue	(1,297)		(10,767)
Fuel inventory and materials and supplies	(26,747)		35,488
Prepayments	(12,895)		(10,680)
Accounts payable	(30,633)		20,315
Accounts payable - affiliate	1,469		3,175
Customer deposits	4,688		3,113
Provision for merger commitments	738		(1,623)
Postretirement benefit obligations	4,654		(11,301)
Regulatory assets and liabilities, net	(12,264)		8,196
Other deferred accounts	(13,324)		(5,690)
Taxes accrued	30,132		29,268
Interest accrued	21,063		28,001
Other operating	5,830		3,202
Net cash provided by operating activities	255,079		340,775
Investing activities
Additions to property, plant, and equipment	(215,692)		(251,845)
Allowance for equity funds used during construction	197		14,825
Return of equity investment in investees	4,000		500
Return of equity investment in tax credit fund	—		1,625
Return of investment in company-owned life insurance	—		1,891
Payment to acquire business, net of cash acquired	—		(814,969)
Other investing	821		1,007
Net cash used in investing activities	(210,674)		(1,046,966)
Financing activities
Draws on revolving credit facilities	238,000		108,000
Payments on revolving credit facilities	—		(108,000)
Issuances of long-term debt	125,000		700,000
Repayment of long-term debt	(11,055)		(390,571)
Payment of financing costs	(4,448)		(5,951)
Contributions from member	—		384,900
Other financing	(456)		(412)
Net cash provided by financing activities	347,041		687,966
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	391,446		(18,225)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	142,595	(1)	140,086
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$534,041	(2)	$121,861
(1) Includes cash and cash equivalents of $116,292, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $15,203.
(2) Includes cash and cash equivalents of $528,678, current restricted cash and cash equivalents of $4,619, and non-current restricted cash and cash equivalents of $744.

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019
Supplementary cash flow information
Interest paid, net of amount capitalized	$73,714	$74,055
Income taxes paid (refunded), net	$2,777	$(19)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$89,604	$15,982
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2019	$2,454,276	$118,881	$1,504	$2,574,661
Net income	—	55,565	—	55,565
Other comprehensive loss, net of tax	—	—	(37)	(37)
Balances, Sept. 30, 2019	$2,454,276	$174,446	$1,467	$2,630,189

Balances, June 30, 2020	$2,454,276	$255,739	$(16,657)	$2,693,358
Net income	—	60,297	—	60,297
Other comprehensive income, net of tax	—	—	448	448
Balances, Sept. 30, 2020	$2,454,276	$316,036	$(16,209)	$2,754,103

Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
Contribution from member	384,900	—	—	384,900
Net income	—	120,868	—	120,868
Other comprehensive loss, net of tax	—	—	(319)	(319)
Balances, Sept. 30, 2019	$2,454,276	$174,446	$1,467	$2,630,189

Balances, Dec. 31, 2019	$2,454,276	$206,243	$(17,513)	$2,643,006
Net income	—	109,793	—	109,793
Other comprehensive income, net of tax	—	—	1,304	1,304
Balances, Sept. 30, 2020	$2,454,276	$316,036	$(16,209)	$2,754,103
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$288,852	$339,869
Other operations	17,775	18,485
Affiliate revenue	1,506	334
Gross operating revenue	308,133	358,688
Electric customer credits	(16,534)	(13,711)
Operating revenue, net	291,599	344,977
Operating expenses
Fuel used for electric generation	80,148	116,831
Purchased power	32,096	34,908
Other operations and maintenance	52,595	57,718
Depreciation and amortization	40,268	44,903
Taxes other than income taxes	11,408	12,485
Total operating expenses	216,515	266,845
Operating income	75,084	78,132
Interest income	789	1,421
Allowance for equity funds used during construction	144	3,619
Other expense, net	(3,408)	(1,231)
Interest charges
Interest charges, net	18,730	19,563
Allowance for borrowed funds used during construction	(289)	(1,580)
Total interest charges	18,441	17,983
Income before income taxes	54,168	63,958
Federal and state income tax expense	18,076	12,431
Net income	$36,092	$51,527
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019
Net income	$36,092	$51,527
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $132 in 2020 and $81 in 2019)	373	230
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2020 and 2019)	63	63
Total other comprehensive income, net of tax	436	293
Comprehensive income, net of tax	$36,528	$51,820
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019
Operating revenue
Electric operations	$752,925	$862,969
Other operations	49,443	53,318
Affiliate revenue	3,852	971
Gross operating revenue	806,220	917,258
Electric customer credits	(33,974)	(30,565)
Operating revenue, net	772,246	886,693
Operating expenses
Fuel used for electric generation	205,276	297,197
Purchased power	74,737	83,048
Other operations and maintenance	164,207	148,330
Depreciation and amortization	125,541	126,610
Taxes other than income taxes	33,132	33,023
Total operating expenses	602,893	688,208
Operating income	169,353	198,485
Interest income	2,498	3,281
Allowance for equity funds used during construction	197	14,825
Other expense, net	(9,498)	(2,091)
Interest charges
Interest charges, net	56,401	58,253
Allowance for borrowed funds used during construction	(777)	(5,755)
Total interest charges	55,624	52,498
Income before income taxes	106,926	162,002
Federal and state income tax expense	30,770	34,407
Net income	$76,156	$127,595
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019
Net income	$76,156	$127,595
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $430 in 2020 and $182 in 2019)	1,218	515
Amortization of interest rate derivatives to earnings (net of tax expense of $67 in 2020 and 2019)	191	191
Total other comprehensive income, net of tax	1,409	706
Comprehensive income, net of tax	$77,565	$128,301
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Assets
Utility plant and equipment
Property, plant, and equipment	$5,649,646	$5,489,457
Accumulated depreciation	(2,014,635)	(1,905,031)
Net property, plant, and equipment	3,635,011	3,584,426
Construction work in progress	199,364	111,687
Total utility plant and equipment, net	3,834,375	3,696,113
Current assets
Cash and cash equivalents	325,443	55,489
Restricted cash and cash equivalents	4,619	11,100
Customer accounts receivable (less allowance for credit losses of $5,581 in 2020 and $3,005 in 2019)	54,905	39,165
Accounts receivable - affiliate	13,388	14,481
Other accounts receivable	28,447	24,604
Unbilled revenue	34,504	33,207
Fuel inventory, at average cost	59,781	59,602
Materials and supplies, at average cost	100,898	91,941
Energy risk management assets	7,177	6,311
Accumulated deferred fuel	43,612	22,910
Cash surrender value of company-owned life insurance policies	16,156	17,574
Prepayments	4,529	4,786
Regulatory assets	12,079	10,973
Other current assets	677	655
Total current assets	706,215	392,798
Equity investment in investee	13,072	17,072
Prepayments	1,560	2,693
Operating lease right of use assets	26,748	28,633
Restricted cash and cash equivalents	—	14,363
Note receivable	14,685	15,198
Regulatory assets	348,683	272,289
Other deferred charges	37,800	37,371
Total assets	$4,983,138	$4,476,530
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Liabilities and member’s equity
Member’s equity	$1,790,957	$1,713,392
Long-term debt and finance leases, net	1,502,249	1,327,372
Total capitalization	3,293,206	3,040,764
Current liabilities
Short-term debt	150,000	—
Long-term debt and finance leases due within one year	665	61,587
Accounts payable	240,409	110,096
Accounts payable - affiliate	14,688	14,123
Customer deposits	58,270	58,289
Provision for rate refund	9,038	38,241
Taxes payable, net	90,752	38,888
Interest accrued	21,561	7,972
Energy risk management liabilities	1,765	586
Regulatory liabilities	29,651	6,675
Other current liabilities	27,752	22,802
Total current liabilities	644,551	359,259
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	665,464	657,834
Postretirement benefit obligations	209,809	206,270
Regulatory liabilities - deferred taxes, net	116,784	146,948
Restricted storm reserve	—	12,285
Asset retirement obligations	10,999	7,325
Operating lease liabilities	23,847	25,658
Other deferred credits	18,478	20,187
Total long-term liabilities and deferred credits	1,045,381	1,076,507
Total liabilities and member’s equity	$4,983,138	$4,476,530
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020		2019
Operating activities
Net income	$76,156		$127,595
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	129,740		130,927
Provision for credit losses	5,746		3,800
Unearned compensation expense	1,135		635
Allowance for equity funds used during construction	(197)		(14,825)
Deferred income taxes	5,358		24,063
Deferred fuel costs	(21,076)		(21,207)
Cash surrender value of company-owned life insurance	1,418		2,963
Changes in assets and liabilities
Accounts receivable	(29,942)		(38,373)
Accounts receivable - affiliate	3,751		2,606
Unbilled revenue	(1,297)		(10,767)
Fuel inventory and materials and supplies	(9,511)		39,090
Prepayments	1,107		747
Accounts payable	(22,666)		22,362
Accounts payable - affiliate	1,015		757
Customer deposits	4,688		3,113
Provision for merger commitments	(1,574)		(1,623)
Postretirement benefit obligations	2,581		(10,809)
Regulatory assets and liabilities, net	(13,755)		6,706
Other deferred accounts	(14,153)		(5,630)
Taxes accrued	50,638		(7,743)
Interest accrued	13,589		16,297
Other operating	5,236		2,075
Net cash provided by operating activities	187,987		272,759
Investing activities
Additions to property, plant, and equipment	(205,765)		(247,987)
Allowance for equity funds used during construction	197		14,825
Return of equity investment in investees	4,000		500
Return of investment in company-owned life insurance	—		1,891
Other investing	821		1,007
Net cash used in investing activities	(200,747)		(229,764)
Financing activities
Draws on revolving credit facility	150,000		33,000
Payments on revolving credit facility	—		(33,000)
Issuances of long-term debt	125,000		—
Repayment of long-term debt	(11,055)		(20,571)
Payment of financing costs	(1,619)		(22)
Other financing	(456)		(412)
Net cash provided by (used in) financing activities	261,870		(21,005)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	249,110		21,990
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	80,952	(1)	61,877
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$330,062	(2)	$83,867
Supplementary cash flow information

Interest paid, net of amount capitalized	$34,454		$34,893
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$88,939		$15,668
(1) Includes cash and cash equivalents of $55,489, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $14,363.
(2) Includes cash and cash equivalents of $325,443 and current restricted cash and cash equivalents of $4,619.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2019	$1,683,783	$(12,769)	$1,671,014
Net income	51,527	—	51,527
Other comprehensive income, net of tax	—	293	293
Balances, Sept. 30, 2019	$1,735,310	$(12,476)	$1,722,834

Balances, June 30, 2020	$1,776,041	$(21,612)	$1,754,429
Net income	36,092	—	36,092
Other comprehensive income, net of tax	—	436	436
Balances, Sept. 30, 2020	$1,812,133	$(21,176)	$1,790,957

Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
Net income	127,595	—	127,595
Other comprehensive income, net of tax	—	706	706
Balances, Sept. 30, 2019	$1,735,310	$(12,476)	$1,722,834

Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
Net income	76,156	—	76,156
Other comprehensive income, net of tax	—	1,409	1,409
Balances, Sept. 30, 2020	$1,812,133	$(21,176)	$1,790,957
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Business Combinations	Cleco
Note 3	Recent Authoritative Guidance	Cleco and Cleco Power
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Fair Value Accounting	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Disclosures about Segments	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 18	Storm Restoration	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Cleco’s condensed consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through September 30, 2020. For more information about the Cleco Cajun Transaction, see Note 2 — “Business Combinations.”

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
On March 11, 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. State and local authorities have also implemented multistep policies with the goal of reopening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. However, certain jurisdictions have begun reopening only to delay these plans or return to restrictions in the face of increases in new COVID-19 cases. For example, the governor of the state of Louisiana issued orders in May 2020 to allow businesses to reopen at varying levels of capacity in May and June 2020. To address the June 2020 spike in COVID-19 cases, such reopening activities were temporarily paused or scaled back, and also included closing certain establishments. These restrictions resulted in a decline in new COVID-19 cases, and in September 2020, the State of Louisiana entered into the next phase of its multistep reopening plan. The COVID-19 outbreak may significantly worsen in the U.S. during the upcoming winter months, which may cause federal, state, and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the reopening of the economy may be further curtailed.
Cleco has modified some of its business operations, as these restrictions have significantly impacted many sectors of the economy. Impacts include record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. Cleco has also modified and continues to adjust certain

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,626	$9,632
Cleco Power’s charitable contributions	1,765	1,200
Cleco Power’s rate credit escrow	228	268
Total current	4,619	11,100
Non-current
Diversified Lands’ mitigation escrow	23	21
Cleco Cajun’s defense fund	721	719
Cleco Cajun’s margin deposits	—	100
Cleco Power’s future storm restoration costs	—	12,269
Cleco Power’s charitable contributions	—	2,094
Total non-current	744	15,203
Total restricted cash and cash equivalents	$5,363	$26,303

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,626	$9,632
Charitable contributions	1,765	1,200
Rate credit escrow	228	268
Total current	4,619	11,100
Non-current
Future storm restoration costs	—	12,269
Charitable contributions	—	2,094
Total non-current	—	14,363
Total restricted cash and cash equivalents	$4,619	$25,463

Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash was collected, it was restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2019, to September 30, 2020, was due to Cleco Katrina/Rita using $11.1 million for the final storm recovery bond principal payment and $0.3 million for the related final interest payment, partially offset by collections of $4.4 million net of administration fees. At September 30, 2020, the remaining $2.6 million of restricted cash is expected to be used for final administrative and winding up activities of Cleco Katrina/Rita, including refunds to Cleco Power customers for amounts remaining after all other costs are paid.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs decreased $12.3 million from December 31, 2019, primarily due to the transfer of $8.3 million towards the costs associated with Hurricane Laura and $4.0 million to cover costs associated with other storms. For more information about Hurricane Laura, see Note 18 — “Storm Restoration.”

Reserves for Credit Losses
Customer accounts receivable are recorded at the invoiced amount and do not bear interest. Customer accounts receivables are generally considered to become past due 20 days after the billing date. Cleco recognizes write-offs within the allowance for credit losses once all recovery methods have been exhausted. It is the policy of management to review accounts receivable and unbilled revenue monthly using a reserve matrix based on historical bad debt write-offs as well as current and forecasted economic conditions to establish a credit loss estimate. Management’s historical credit loss analysis included periods of economic recessions, natural disasters, and temporary changes to collection policies. Due to the critical necessity of electricity, none of these past events have significantly impacted Cleco’s credit loss rates. In response to the COVID-19 pandemic, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment from March 13, 2020, through July 16, 2020. As a result of this executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies, which resulted in no additional charge-offs during the second and third quarters of 2020. On July 16, 2020, Cleco Power began setting up payment plan arrangements for customers with past due balances to be repaid over a period of up to 18 months. On August 27, 2020, Hurricane Laura made landfall in southwest Louisiana causing substantial damage to Cleco’s distribution and transmission facilities and to the properties of Cleco’s customers. Although

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Cleco’s service territory experienced a recent decline in the economy related to these events, the economic outlook at September 30, 2020, was still within range of its historical credit loss analysis. Cleco began reinstating disconnections and late fees and utilizing collection agencies on October 1, 2020.
The table below presents the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, June 30, 2020	$3,486	$1,638	$5,124
Current period provision	2,041	—	2,041
Recovery	54	—	54
Balances, Sept. 30, 2020	$5,581	$1,638	$7,219
* Loan held at Diversified Lands that was fully reserved for at September 30, 2020.

(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2019	$3,005	$1,250	$4,255
CECL adoption	71	—	71
Current period provision	5,675	388	6,063
Charge-offs	(4,091)	—	(4,091)
Recovery	921	—	921
Balances, Sept. 30, 2020	$5,581	$1,638	$7,219
* Loan held at Diversified Lands that was fully reserved for at September 30, 2020.

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, June 30, 2020	$3,486
Current period provision	2,041
Recovery	54
Balances, Sept. 30, 2020	$5,581

(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2019	$3,005
CECL adoption	71
Current period provision	5,675
Charge-offs	(4,091)
Recovery	921
Balances, Sept. 30, 2020	$5,581

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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

Measurement Period Adjustments
(THOUSANDS)	AT JUNE 30, 2019
Current assets
Customer and other accounts receivable	$1,408
Other current assets	$56
Non-current assets
Property, plant, and equipment, net	$13,297
Prepayments	$(56)
Intangible assets	$(3,600)
Other deferred charges	$1
Current liabilities
Accounts payable	$3,022
Energy risk management liabilities	$(1)
Other current liabilities	$327
Non-current liabilities
Accumulated deferred federal and state income taxes, net	$421
Deferred lease revenue	$(3,600)
Intangible liabilities	$6,400
Asset retirement obligations	$4,534
Operating lease liabilities	$3

The measurement period adjustments resulted in an increase in electric operations revenue of $0.5 million, a decrease in other operations revenue of $0.1 million, and an increase in depreciation expense of $0.2 million recorded for the three months ended June 30, 2019.
As of December 31, 2019, Cleco completed its evaluation and determination of the fair value of assets acquired and liabilities assumed in the Cleco Cajun Transaction. There were no adjustments to those amounts during the third and fourth quarters of 2019.

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

Unaudited Pro Forma Financial Information
(THOUSANDS)	FOR THE THREE MONTHS ENDED SEPT. 30, 2019	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
Operating revenue, net	$487,971	$1,250,787
Net income	$56,004	$122,771

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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three and nine months ended September 30, 2020, and 2019, was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Fixed payments	$10,000	$10,000	$30,000	$26,667
Variable payments	5,190	6,010	15,950	14,248
Amortization of deferred lease liability*	2,301	2,301	6,904	6,137
Total lease income	$17,491	$18,311	$52,854	$47,052
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
Operating revenue, net for the three and nine months ended September 30, 2020, and 2019, was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30, 2020
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$128,981		$—		$—		$—	$128,981
Commercial (1)	68,220		—		—		—	68,220
Industrial (1)	32,809		—		—		—	32,809
Other retail (1)	3,614		—		—		—	3,614
Electric customer credits	(16,534)		—		—		—	(16,534)
Total retail revenue	217,090		—		—		—	217,090
Wholesale, net	52,216	(1)	99,956		(2,420)	(2)	—	149,752
Transmission, net	14,656		13,818		—		(1,510)	26,964
Other	3,118		—		—		—	3,118
Affiliate (3)	1,506		—		35,522		(37,028)	—
Total revenue from contracts with customers	288,586		113,774		33,102		(38,538)	396,924
Revenue unrelated to contracts with customers
Other	3,013	(4)	17,513	(5)	1		—	20,527
Total revenue unrelated to contracts with customers	3,013		17,513		1		—	20,527
Operating revenue, net	$291,599		$131,287		$33,103		$(38,538)	$417,451
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Includes realized gains associated with FTRs of $3.0 million.
(5) Includes $15.2 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2019
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$142,265		$—		$—		$—	$142,265
Commercial (1)	84,816		—		—		—	84,816
Industrial (1)	36,830		—		—		—	36,830
Other retail (1)	4,234		—		—		—	4,234
Surcharge	170		—		—		—	170
Electric customer credits	(13,711)		—		—		—	(13,711)
Total retail revenue	254,604		—		—		—	254,604
Wholesale, net	69,558	(1)	114,426		(2,420)	(2)	—	181,564
Transmission	14,034		15,435		—		(2,442)	27,027
Other	4,452	(3)	—		—		—	4,452
Affiliate (4)	334		31		28,252		(28,617)	—
Total revenue from contracts with customers	342,982		129,892		25,832		(31,059)	467,647
Revenue unrelated to contracts with customers
Other	1,995	(5)	18,329	(6)	—		—	20,324
Total revenue unrelated to contracts with customers	1,995		18,329		—		—	20,324
Operating revenue, net	$344,977		$148,221		$25,832		$(31,059)	$487,971
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Other miscellaneous fee revenue.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Includes realized gains associated with FTRs.
(6) Includes $16.0 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

	FOR THE NINE MONTHS ENDED SEPT. 30, 2020
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$308,525		$—		$—		$—	$308,525
Commercial (1)	190,905		—		—		—	190,905
Industrial (1)	94,227		—		—		—	94,227
Other retail (1)	10,416		—		—		—	10,416
Surcharge	2,440		—		—		—	2,440
Electric customer credits	(33,219)		—		—		—	(33,219)
Total retail revenue	573,294		—		—		—	573,294
Wholesale, net	140,139	(1)	273,836		(7,260)	(2)	—	406,715
Transmission, net	38,273	(3)	39,880	(4)	—		(4,966)	73,187
Other	10,416		—		—		1	10,417
Affiliate (5)	3,852		204		93,938		(97,994)	—
Total revenue from contracts with customers	765,974		313,920		86,678		(102,959)	1,063,613
Revenue unrelated to contracts with customers
Other	6,272	(6)	52,895	(7)	2		—	59,169
Total revenue unrelated to contracts with customers	6,272		52,895		2		—	59,169
Operating revenue, net	$772,246		$366,815		$86,680		$(102,959)	$1,122,782
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $0.8 million of electric customer credits.
(4) Includes $0.2 million of electric customer credits.
(5) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(6) Includes realized gains associated with FTRs of $6.3 million.
(7) Includes $46.0 million in lease revenue related to the Cottonwood Sale Leaseback and $6.9 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$327,340		$—		$—		$—	$327,340
Commercial (1)	218,209		—		—		—	218,209
Industrial (1)	109,545		—		—		—	109,545
Other retail (1)	11,391		—		—		—	11,391
Surcharge	7,692		—		—		—	7,692
Electric customer credits	(30,565)		—		—		—	(30,565)
Total retail revenue	643,612		—		—		—	643,612
Wholesale, net	179,633	(1)	273,256		(7,260)	(2)	—	445,629
Transmission	38,679		36,625		—		(5,395)	69,909
Other	14,640	(3)	—		2		—	14,642
Affiliate (4)	971		31		77,800		(78,802)	—
Total revenue from contracts with customers	877,535		309,912		70,542		(84,197)	1,173,792
Revenue unrelated to contracts with customers
Other	9,158	(5)	47,081	(6)	—		(1)	56,238
Total revenue unrelated to contracts with customers	9,158		47,081		—		(1)	56,238
Operating revenue, net	$886,693		$356,993		$70,542		$(84,198)	$1,230,030
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

Cleco and Cleco Power have unsatisfied performance obligations with durations ranging between 1 and 15 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At September 30, 2020, Cleco and Cleco Power had $75.7 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Regulatory assets (liabilities)
Acadia Unit 1 acquisition costs	$2,045	$2,124
Accumulated deferred fuel	43,612	22,910
AFUDC equity gross-up *	70,444	72,766
AMI deferred revenue requirement	2,727	3,136
AROs	4,805	3,668
Corporate franchise tax, net	(1,262)	(1,145)
Coughlin transaction costs	884	906
COVID-19 executive order	2,953	—
Deferred taxes, net	(145,173)	(146,948)
Deferred storm restoration costs — Hurricane Laura	57,669	—
Dolet Hills closure costs	28,635	—
Emergency declarations	408	1,349
Energy efficiency	2,820	2,820
Financing costs	7,276	7,554
Interest costs	3,771	3,958
Non-service cost of postretirement benefits	8,891	6,739
Other, net	3,206	153
Postretirement costs	139,369	151,543
Production operations and maintenance expenses	4,754	7,985
St. Mary Clean Energy Center	1,740	(4,696)
Surcredits, net *	—	145
Training costs	6,124	6,241
Tree trimming costs	12,241	11,341
Total regulatory assets, net	$257,939	$152,549
* Represents regulatory assets for past expenditures that were not earning a return on investment at September 30, 2020, and December 31, 2019, respectively. All other assets are earning a return on investment.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Total Cleco Power regulatory assets, net	$257,939	$152,549
2016 Merger adjustments *
Fair value of long-term debt	121,404	127,977
Postretirement costs	15,908	17,399
Financing costs	7,677	7,935
Debt issuance costs	5,337	5,665
Total Cleco regulatory assets, net	$408,265	$311,525
* Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.
COVID-19 Executive Order
On March 13, 2020, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. This order resulted in an increase of expenses for Cleco Power. On April 29, 2020, the LPSC issued an order allowing utilities to establish a regulatory asset for expenses incurred from the suspension of disconnections and collection of late fees imposed by the LPSC executive order. On July 1, 2020, the LPSC issued an order terminating the moratorium on disconnections effective July 16, 2020. Cleco began reinstating disconnections and late fees and utilizing collection agencies on October 1, 2020. At September 30, 2020, Cleco Power recognized a regulatory asset of $3.0 million for expenses incurred.

Deferred Storm Restoration Costs — Hurricane Laura
On August 27, 2020, Hurricane Laura made landfall in southwest Louisiana as a Category 4 storm, causing power outages for approximately 140,000 of Cleco Power’s electric customers located primarily in central and southwest Louisiana. In September 2020, the LPSC approved utilities establishing a regulatory asset to track and defer non-capital expenses associated with Hurricane Laura. At September 30, 2020, Cleco Power recognized a regulatory asset of $57.7 million for deferred storm costs, which was the remaining balance of non-capital expenses associated with Hurricane Laura after Cleco Power’s storm reserve was exhausted. Cleco Power anticipates making a filing with the LPSC in the fourth quarter of 2020 requesting interim rate recovery for return on the cost of the storm until such time securitization of the costs associated with Hurricane Laura can be completed. For more information about Hurricane Laura, see Note 18 — “Storm Restoration.”

Dolet Hills Closure Costs
In June 2020, Cleco Power revised depreciation rates for the Dolet Hills Power Station to utilize the December 2021 expected end-of-life and early closure of the Dolet Hills Power Station and defer depreciation expense to a regulatory asset for the amount in excess of the previously LPSC-approved depreciation rates. At September 30, 2020, Cleco Power had $28.6 million accrued as a regulatory asset for accelerated depreciation and closure costs. For more information on the Dolet Hills Power Station, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Risks and Uncertainties.”

St. Mary Clean Energy Center
On July 1, 2018, Cleco Power began collecting the revenue requirements related to the St. Mary Clean Energy Center project based on expected commercial operations in the third quarter of 2018. Due to the delay in commercial operations, Cleco Power recorded a $9.6 million regulatory liability for over collections for the 12-month period ending June 30, 2019. On July 1, 2019, Cleco Power’s rider FRP rates were adjusted by the amount of the over collection and the liability was amortized over a period of 12 months. Due to the delay in the current base rate case, Cleco Power continues to charge FRP rates established in July 2019, which includes a portion of the revenue requirements adjusted by the over collections. Cleco Power accrued a regulatory asset of $1.7 million at September 30, 2020, for the resulting under collection of revenue related to St. Mary Clean Energy Center project.

Note 7 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2020, and December 31, 2019, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT SEPT. 30, 2020		AT DEC. 31, 2019
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,296,274	$3,775,943	$3,188,664	$3,371,915
* The carrying value of long-term debt does not include deferred issuance costs of $14.0 million at September 30, 2020, and $13.7 million at December 31, 2019.

Cleco Power
	AT SEPT. 30, 2020		AT DEC. 31, 2019
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,494,870	$1,934,186	$1,380,688	$1,601,865
* The carrying value of long-term debt does not include deferred issuance costs of $7.2 million at September 30, 2020, and $7.4 million at December 31, 2019.

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
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$530,475	$—	$530,475	$—	$129,643	$—	$129,643	$—
FTRs	7,907	—	—	7,907	6,822	—	—	6,822
Other commodity derivatives	17,343	—	17,343	—	201	—	201	—
Total assets	$555,725	$—	$547,818	$7,907	$136,666	$—	$129,844	$6,822
Liability description
FTRs	$2,580	$—	$—	$2,580	$1,044	$—	$—	$1,044
Other commodity derivatives	—	—	—	—	5,373	—	5,373	—
Total liabilities	$2,580	$—	$—	$2,580	$6,417	$—	$5,373	$1,044

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$326,731	$—	$326,731	$—	$74,903	$—	$74,903	$—
FTRs	7,177	—	—	7,177	6,311	—	—	6,311
Total assets	$333,908	$—	$326,731	$7,177	$81,214	$—	$74,903	$6,311
Liability description
FTRs	$1,765	$—	$—	$1,765	$586	$—	$—	$586
Total liabilities	$1,765	$—	$—	$1,765	$586	$—	$—	$586

The following tables summarize the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Beginning balance	$8,040	$14,665	$5,778	$22,887
Unrealized losses*	4	(1,234)	(736)	(4,488)
Purchases	443	557	10,175	26,401
Settlements	(3,160)	(5,319)	(9,890)	(36,131)
Ending balance	$5,327	$8,669	$5,327	$8,669
* Cleco Power’s unrealized losses are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized (losses) gains are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Beginning balance	$7,511	$13,910	$5,725	$22,887
Unrealized gains (losses)*	426	(1,700)	1,355	(3,644)
Purchases	443	1,133	8,219	20,961
Settlements	(2,968)	(5,319)	(9,887)	(32,180)
Ending balance	$5,412	$8,024	$5,412	$8,024
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of September 30, 2020, and December 31, 2019:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2020	$7,907	$2,580	RTO auction pricing	FTR price - per MWh	$(4.01)	$4.62
FTRs at Dec. 31, 2019	$6,822	$1,044	RTO auction pricing	FTR price - per MWh	$(2.57)	$2.86

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2020	$7,177	$1,765	RTO auction pricing	FTR price - per MWh	$(2.41)	$4.62
FTRs at Dec. 31, 2019	$6,311	$586	RTO auction pricing	FTR price - per MWh	$(2.04)	$2.86

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
At September 30, 2020, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the institutional money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2020, and December 31, 2019:

Cleco
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Cash and cash equivalents	$525,112	$103,409
Current restricted cash and cash equivalents	$4,619	$11,100
Non-current restricted cash and cash equivalents	$744	$15,134

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Cash and cash equivalents	$322,112	$49,509
Current restricted cash and cash equivalents	$4,619	$11,100
Non-current restricted cash and cash equivalents	$—	$14,294

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
During the nine months ended September 30, 2020, and the year ended December 31, 2019, Cleco did not experience any transfers between levels within the fair value hierarchy.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2020, and December 31, 2019:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2020	AT DEC. 31, 2019
Commodity-related contracts
FTRs
Current	Energy risk management assets	$7,907	$6,822
Current	Energy risk management liabilities	(2,580)	(1,044)
Other commodity derivatives
Current	Energy risk management assets	12,067	201
Non-current	Other deferred charges	5,276	—
Current	Energy risk management liabilities	—	(3,069)
Non-current	Other deferred credits	—	(2,304)
Commodity-related contracts, net		$22,670	$606

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2020	AT DEC. 31, 2019
Commodity-related contracts
FTRs
Current	Energy risk management assets	$7,177	$6,311
Current	Energy risk management liabilities	(1,765)	(586)
Commodity-related contracts, net		$5,412	$5,725

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020, and 2019:

Cleco
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2020	2019	2020	2019
Commodity-related contracts
FTRs(1)	Electric operations	$3,013	$1,997	$6,262	$12,396
FTRs(1)	Purchased power	(763)	(2,648)	(1,053)	(12,985)
Other commodity derivatives	Fuel used for electric generation	20,307	3,474	22,515	704
Total		$22,557	$2,823	$27,724	$115
(1) For the three and nine months ended September 30, 2020, unrealized gains associated with FTRs for Cleco Power of $0.4 million and $1.4 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2019, unrealized losses associated with FTRs for Cleco Power of $1.7 million and $3.6 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2020	2019	2020	2019
Commodity-related contracts
FTRs(1)	Electric operations	$3,013	$1,997	$6,262	$12,400
FTRs(1)	Purchased power	(2,326)	(1,828)	(4,397)	(4,800)
Total		$687	$169	$1,865	$7,600
(1) For the three and nine months ended September 30, 2020, unrealized gains associated with FTRs of $0.4 million and $1.4 million, respectively. were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2019, unrealized losses associated with FTRs of $1.7 million and $3.6 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
The total volume of FTRs that Cleco Power had outstanding at September 30, 2020, and December 31, 2019, was 14.8 million MWh and 9.2 million MWh, respectively. The total volume of FTRs that Cleco had outstanding at September 30, 2020, and December 31, 2019, was 24.1 million MWh and 14.6 million MWh, respectively. The total volume of other commodity derivatives Cleco had outstanding at September 30, 2020, and December 31, 2019, was 63.9 million MMBtus and 58.5 million MMBtus, respectively.

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
On May 15, 2020, Cleco Power entered into an amendment for its revolving credit agreement. This amendment extends the term of the revolving credit agreement through June 28, 2022. At September 30, 2020, Cleco Power had $150.0 million of borrowings outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 1.41%. The borrowing costs under the agreement currently are equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
On August 28, 2020, Cleco Power entered into a $125.0 million variable rate bank term loan due June 28, 2022.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Amounts outstanding under the bank term loan bear interest at a base rate plus 0.250% or LIBOR plus 1.25%. At September 30, 2020, the all-in interest rate under the term loan was 1.40%, which was based on LIBOR.
On May 15, 2020, Cleco Holdings entered into amendments for its revolving credit agreement and two outstanding term loan agreements. These amendments extend the terms of each agreement through June 28, 2022.
At September 30, 2020, Cleco Holdings had $88.0 million of borrowings outstanding under its $175.0 million revolving credit facility at an all-in interest rate of 2.035%. The borrowing costs under the facility currently are equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.30%.
At September 30, 2020, Cleco Holdings had $330.0 million long-term variable rate bank term loans outstanding. One bank term loan had a balance of $300.0 million outstanding, at an interest rate of LIBOR plus 1.875%, for an all-in interest rate of 2.035% at September 30, 2020. Another bank term loan had a balance of $30.0 million outstanding, at an interest rate of LIBOR plus 1.875%, for an all-in interest rate of 2.035% at September 30, 2020.
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

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. In September 2019, Cleco made a $12.3 million discretionary contribution to the pension plan. Based on updated funding assumptions at December 31, 2019, management estimates that $66.5 million in pension contributions will be required through 2024. Cleco expects to make a $15.7 million minimum required contribution to the pension plan in the fourth quarter of 2020.
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
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and nine months ended September 30, 2020, and 2019 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Components of periodic benefit costs
Service cost	$2,455	$2,104	$600	$328
Interest cost	5,204	5,621	418	435
Expected return on plan assets	(6,244)	(6,625)	—	—
Amortizations
Prior period service credit	(15)	(18)	—	—
Net loss	4,073	1,962	362	105
Net periodic benefit cost	$5,473	$3,044	$1,380	$868

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Components of periodic benefit costs
Service cost	$7,365	$6,311	$1,615	$896
Interest cost	15,612	16,864	1,238	1,235
Expected return on plan assets	(18,731)	(19,876)	—	—
Amortizations
Prior period service credit	(45)	(54)	—	—
Net loss	12,222	5,887	1,042	25
Net periodic benefit cost	$16,423	$9,132	$3,895	$2,156

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of
Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
months ended September 30, 2020, was $0.9 million and $2.6 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2019, was $0.5 million and $1.6 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020, was $1.1 million and $3.6 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019, was $0.9 million and $2.3 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at September 30, 2020, and December 31, 2019, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Current	$4,401	$4,401
Non-current	$47,874	$48,321

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Current	$3,815	$3,815
Non-current	$41,673	$42,080

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and nine months ended September 30, 2020, and 2019 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Components of periodic benefit costs
Service cost	$100	$82	$300	$247
Interest cost	733	831	2,199	2,494
Amortizations
Prior period service credit	(54)	(34)	(161)	(104)
Net loss	796	381	2,388	1,143
Net periodic benefit cost	$1,575	$1,260	$4,726	$3,780

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020, was $0.2 million and $0.7 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019, was $0.2 million and $0.6 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2020, and December 31, 2019, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Current	$4,599	$4,599
Non-current	$83,619	$84,529

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Current	$760	$760
Non-current	$13,665	$13,964
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan was amended upon the close of the Cleco Cajun Transaction to include Cleco Cajun employees. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2020, and 2019 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
401(k) Plan expense	$2,356	$2,077	$7,509	$6,136

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2020, and 2019 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
401(k) Plan expense	$996	$873	$3,491	$2,625

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and nine months ended September 30, 2020, and 2019:

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2020	2019	2020	2019
Effective tax rate	29.4%	20.2%	26.8%	21.1%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2020	2019	2020	2019
Effective tax rate	33.4%	19.4%	28.8%	21.2%

For the three and nine months ended September 30, 2020, and 2019, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to permanent tax differences; the flowthrough of tax benefits, including AFUDC equity; amortization of excess ADIT; adjustments for tax returns as filed; and state tax expense.

Net Operating Loss
For the 2019 tax year, Cleco created $433.2 million of federal net operating losses primarily due to the Cleco Cajun Transaction. The federal net operating loss may be carried forward indefinitely.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At September 30, 2020, and December 31, 2019, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2020, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which financial results are examined and agreed upon prior to filing the federal consolidated tax return. While the statute of limitations remains open for tax years 2017, 2018, and 2019, management believes the likelihood of further examination by the IRS is remote.
The state income tax years 2016, 2017, and 2018 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three and nine months ended September 30, 2020, and 2019, no penalties were recognized.

CARES Act
On March 27, 2020, the CARES Act was enacted and signed into law in response to the COVID-19 pandemic. Among other provisions, the CARES Act includes modifications on the limitations of business interest for the 2019 and 2020 tax years. The modifications increase the allowable business interest deduction from 30% to 50% of adjusted taxable income. The modification increased Cleco’s allowable interest expense deduction and, as a result, decreased taxable income, creating larger net operating loss carryforwards for the tax year ended December 31, 2019. Cleco did not have any disallowed interest for the 2019 tax year and does not expect any disallowed interest for the 2020 tax year.

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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

Segment Information For The Three Months Ended Sept. 30,
2020 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$288,852	$99,956		$388,808
Other operations	17,775	31,331		49,106
Affiliate revenue	1,506	—		1,506
Electric customer credits	(16,534)	—		(16,534)
Operating revenue, net	$291,599	$131,287		$422,886
Net income	$36,092	$38,357		$74,449
Add: Depreciation and amortization	40,268	11,344	(1)	51,612
Less: Interest income	789	10		799
Add: Interest charges	18,441	(484)		17,957
Add: Federal and state income tax expense	18,076	12,258		30,334
EBITDA	$112,088	$61,465		$173,553
(1) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2020 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$388,808	$(2,420)		$—	$386,388
Other operations	49,106	1		(1,510)	47,597
Affiliate revenue	1,506	35,522		(37,028)	—
Electric customer credits	(16,534)	—		—	(16,534)
Operating revenue, net	$422,886	$33,103		$(38,538)	$417,451
Depreciation and amortization	$51,612	$4,497	(1)	$—	$56,109
Interest income	$799	$121		$(10)	$910
Interest charges	$17,957	$16,115		$(12)	$34,060
Federal and state income tax expense (benefit)	$30,334	$(5,260)		$1	$25,075
Net income (loss)	$74,449	$(14,154)		$2	$60,297
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$339,869	$114,453		$454,322
Other operations	18,485	33,737		52,222
Affiliate revenue	334	31		365
Electric customer credits	(13,711)	—		(13,711)
Operating revenue, net	$344,977	$148,221		$493,198
Net income	$51,527	$22,806		$74,333
Add: Depreciation and amortization	44,903	10,880	(1)	55,783
Less: Interest income	1,421	220		1,641
Add: Interest charges	17,983	—		17,983
Add: Federal and state income tax expense	12,431	7,612		20,043
EBITDA	$125,423	$41,078		$166,501
(1) Includes $3.2 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2019 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$454,322	$(2,420)		$—	$451,902
Other operations	52,222	—		(2,442)	49,780
Affiliate revenue	365	28,252		(28,617)	—
Electric customer credits	(13,711)	—		—	(13,711)
Operating revenue, net	$493,198	$25,832		$(31,059)	$487,971
Depreciation and amortization	$55,783	$4,512	(1)	$—	$60,295
Interest income	$1,641	$228		$(179)	$1,690
Interest charges	$17,983	$18,028		$(179)	$35,832
Federal and state income tax expense (benefit)	$20,043	$(5,955)		$—	$14,088
Net income (loss)	$74,333	$(18,768)		$—	$55,565
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

Segment Information For The Nine Months Ended Sept. 30,
2020 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$752,925	$273,836		$1,026,761
Other operations	49,443	92,928		142,371
Affiliate revenue	3,852	204		4,056
Electric customer credits	(33,974)	(153)		(34,127)
Operating revenue, net	$772,246	$366,815		$1,139,061
Net income	$76,156	$84,655		$160,811
Add: Depreciation and amortization	125,541	33,385	(2)	158,926
Less: Interest income	2,498	269		2,767
Add: Interest charges	55,624	(353)		55,271
Add: Federal and state income tax expense	30,770	27,280		58,050
EBITDA	$285,593	$144,698		$430,291
Additions to property, plant, and equipment	$205,765	$7,908		$213,673
Equity investment in investees (1)	$13,072	$—		$13,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,473,935	$1,066,387		$7,540,322
(1) Balances as of September 30, 2020.
(2) Includes $9.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.9) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2020 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,026,761	$(7,260)		$—	$1,019,501
Other operations	142,371	2		(4,966)	137,407
Affiliate revenue	4,056	93,938		(97,994)	—
Electric customer credits	(34,127)	—		1	(34,126)
Operating revenue, net	$1,139,061	$86,680		$(102,959)	$1,122,782
Depreciation and amortization	$158,926	$13,575	(2)	$1	$172,502
Interest income	$2,767	$276		$(79)	$2,964
Interest charges	$55,271	$48,731		$(79)	$103,923
Federal and state income tax expense (benefit)	$58,050	$(17,821)		$1	$40,230
Net income (loss)	$160,811	$(51,019)		$1	$109,793
Additions to property, plant, and equipment	$213,673	$2,019		$—	$215,692
Equity investment in investees (1)	$13,072	$—		$—	$13,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$7,540,322	$606,687		$(48,935)	$8,098,074
(1) Balances as of September 30, 2020. (2) Includes $7.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

2019 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$862,969	$274,610		$1,137,579
Other operations	53,318	83,619		136,937
Affiliate revenue	971	31		1,002
Electric customer credits	(30,565)	(1,267)		(31,832)
Operating revenue, net	$886,693	$356,993		$1,243,686
Net income	$127,595	$46,788		$174,383
Add: Depreciation and amortization	126,610	27,679	(2)	154,289
Less: Interest income	3,281	842		4,123
Add: Interest charges	52,498	—		52,498
Add: Federal and state income tax expense	34,407	15,169		49,576
EBITDA	$337,829	$88,794		$426,623
Additions to property, plant, and equipment	$247,987	$3,654		$251,641
Equity investment in investees (1)	$17,072	$—		$17,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$5,967,327	$1,011,591		$6,978,918
(1) Balances as of December 31, 2019.
(2) Includes $8.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.1) million deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

2019 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,137,579	$(7,260)		$(1)	$1,130,318
Other operations	136,937	2		(5,395)	131,544
Affiliate revenue	1,002	77,800		(78,802)	—
Electric customer credits	(31,832)	—		—	(31,832)
Operating revenue, net	$1,243,686	$70,542		$(84,198)	$1,230,030
Depreciation and amortization	$154,289	$13,491	(2)	$(1)	$167,779
Interest income	$4,123	$841		$(508)	$4,456
Interest charges	$52,498	$53,682		$(509)	$105,671
Federal and state income tax expense (benefit)	$49,576	$(17,220)		$(1)	$32,355
Net income (loss)	$174,383	$(53,515)		$—	$120,868
Additions to property, plant, and equipment	$251,641	$204		$—	$251,845
Equity investment in investees (1)	$17,072	$—		$—	$17,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$6,978,918	$546,096		$(48,716)	$7,476,298
(1) Balances as of December 31, 2019. (2) Includes $7.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Net income	$60,297	$55,565	$109,793	$120,868
Add: Depreciation and amortization	56,109	60,295	172,502	167,779
Less: Interest income	910	1,690	2,964	4,456
Add: Interest charges	34,060	35,832	103,923	105,671
Add: Federal and state income tax expense	25,075	14,088	40,230	32,355
Add: Other corporate costs and noncash items (1)	(1,078)	2,411	6,807	4,406
Total segment EBITDA	$173,553	$166,501	$430,291	$426,623
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Note 12 — Regulation and Rates
Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
FERC audit	$2,724	$3,482
TCJA tax-related benefits	$2,057	$28,700
Cleco Katrina/Rita storm recovery charges	$1,630	$—
Cost of service savings	$1,483	$1,851
Site-specific industrial customer	$596	$844
Change in transmission ROE	$595	$1,020

FERC Audit
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
On July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through November 2020. The refund will consist of the change in the federal statutory corporate income tax rate from 35% to 21%, which is approximately $2.5 million per month and an additional $4.4 million that will be refunded by the unprotected excess ADIT. At September 30, 2020, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA. The mechanism to refund the remaining balance of the excess ADIT will be determined in Cleco Power’s current LPSC base rate case. At September 30, 2020, Cleco Power had $366.0 million accrued for the excess ADIT, of which $28.4 million is reflected in current regulatory liabilities. Cleco Power’s current base rate case is ongoing and management is unable to determine its outcome. On September 30, 2020, Cleco Power filed an application to extend the TCJA bill credits from November 30, 2020, until such time that the rate case is complete.

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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
refund. For more information on the storm recovery bonds, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents” and Note 16 — “Intangible Assets and Liabilities.”

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of Cleco Power’s current FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. Cleco Power’s FRP had a four-year term, which was set to expire in June 2018. As a result of the 2016 Merger, the FRP was extended an additional two years with an expiration of June 2020, and Cleco Power was required to file a new base rate case in June 2019 with any change in rates to be implemented in July 2020. On June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP. Cleco Power has responded to multiple sets of data requests relating to the new FRP. However, due to COVID-19, there has been a delay in the current base rate case. Unless the 2014 FRP were to be extended by order of the LPSC, the FRP rates established in July 2019 will remain in effect, and an FRP monitoring report for the 12-month period ending June 30, 2020, will not be required. Cleco Power anticipates new rates to be effective in the first half of 2021. However, management is unable to determine the outcome of the base rate case relating to the new FRP.
Under the 2014 FRP, Cleco Power must file annual monitoring reports no later than October 31 for the 12-month period ending June 30. Cleco Power filed its monitoring report for the 12 months ended June 30, 2017, on October 31, 2017, indicating that no FRP refund was due. In January 2020, Cleco Power reached an agreement with the LPSC regarding the treatment and realignment of SSR revenue between base and fuel revenue. The result of the realignment confirmed no FRP refund was due for the 12-month period ended June 30, 2017. The monitoring report was approved by the LPSC on February 19, 2020.
Cleco Power filed its monitoring report for the 12 months ended June 30, 2018, on October 31, 2018, indicating no FRP refund was due. The settlement with the LPSC in January 2020 for the treatment and realignment of SSR revenues between base and fuel revenues resulted in a $2.3 million FRP refund for the 12-month period ended June 30, 2018, which was refunded on March 2020 bills as agreed to in the settlement of the 2017 monitoring report. The 2018 monitoring report was approved by the LPSC on March 27, 2020, indicating the FRP refund of $2.3 million and no adjustments to rider FRP.
Cleco Power filed its monitoring report for the 12 months ended June 30, 2019, on October 31, 3019, indicating that no refund was due. Cleco Power has responded to data requests relating to the 2019 FRP monitoring report.
Cleco Power’s monitoring reports also included a $1.2 million annual cost of service savings as a result of the 2016 Merger Commitments. The cost of service savings are not subject to the target ROE or any sharing mechanism. The cost of service savings are refunded annually in September and will continue until Cleco Power’s next FRP is in effect, which is expected in the first half of 2021. At September 30, 2020, Cleco Power had $1.5 million accrued for the estimated cost of service savings refunds.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. As of September 30, 2020, Cleco Power had $0.6 million accrued for the change in ROE. For more information on the ROE complaints, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

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
Cleco Power expects Teche Unit 3 to be available to run until the estimated 2021 in-service date of the Bayou Vista to Segura Transmission project, at which time Cleco Power does not expect to offer the unit into MISO, barring any grid or customer reliability issues or other similar reasons. At September 30, 2020, Cleco Power had $6.1 million accrued for the net capital refund for capital expenditures paid for by third parties while operating under the SSR agreement. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for their portion of the capital refund. Management is unable to determine the timing of the capital refund.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2020, consisted of its equity investment of $13.1 million. During the three months ended September 30, 2020, Cleco Power received $4.0 million from Oxbow as a return of equity investment.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(6,200)	(2,200)
Total equity investment in investee	$13,072	$17,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Oxbow’s net assets/liabilities	$26,145	$34,145
Cleco Power’s 50% equity	$13,072	$17,072
Cleco Power’s maximum exposure to loss	$13,072	$17,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Operating revenue	$2,275	$2,776	$33,266	$7,114
Operating expenses	2,275	2,776	33,266	7,114
Income before taxes	$—	$—	$—	$—

Prior to June 30, 2020, DHLC mined lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs. Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. For more information on DHLC and the Oxbow mine, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
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

Sabine River Flood
In March 2017, Cleco was served with a summons in Perry Bonin, Ace Chandler, and Michael Manuel, et al. v. Sabine River Authority of Texas and Sabine River Authority of Louisiana, No. B-160173-C. The action was filed in the 163rd Judicial District Court for Orange County, Texas, and relates to flooding that occurred in Texas and Louisiana in March 2016. The plaintiffs have alleged that the flooding was the result of the release of water from the Toledo Bend spillway gates into the Sabine River. While the plaintiffs have made numerous allegations, they have specifically alleged that Cleco Power, included as one of several companies and governmental bodies, failed to repair one of the two hydroelectric generators at the Toledo Bend Dam, which in turn contributed to the flooding. Cleco Power does not operate the hydroelectric generator.
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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
definitive statement to clarify the plaintiffs’ claims. In response thereto, the plaintiffs filed a Sixth Amended Petition in September 2018. Cleco Power filed a response in October 2018. All claims were dismissed against Cleco Power by ruling of the Judge on March 18, 2019. The plaintiffs appealed the dismissal with the U.S. Court of Appeals for the Fifth Circuit. On June 4, 2020, the Fifth Circuit Court of Appeals affirmed the dismissal of all claims against Cleco Power.

Dispute with Saulsbury Industries
In October 2018, Cleco Power sued Saulsbury Industries, Inc., the former general contractor for the St. Mary Clean Energy Center project, seeking damages for Saulsbury Industries, Inc.’s failure to complete the St. Mary Clean Energy Center project on time and for costs incurred by Cleco Power in hiring a replacement general contractor. The action was filed in the Ninth Judicial District Court for Rapides Parish, No. 263339. Saulsbury Industries, Inc. removed the case to the U.S. District Court for the Western District of Louisiana, on March 1, 2019. On September 14, 2020, Cabot Industries was allowed to join the case pending in the Ninth Judicial District Court for Rapides Parish.
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
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish, No. 133910-A. Saulsbury Industries, Inc. asserted the same claim as the Western District Litigation and further asserts claims for payment on an open account. On December 9, 2019, Cleco moved to stay the case, arguing that the Rapides Parish suit should proceed. On February 14, 2020, the court granted Cleco’s motion, which stay order remains in place until lifted. The 16th Judicial District Court for the St. Mary Parish case held a hearing on October 16, 2020, and the judge granted Cleco’s declinatory exceptions of lis pendens. Thus, the St. Mary’s Parish case has been dismissed.

LPSC Audits

Fuel Audit
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On March 31, 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit is $565.8 million. On September 10, 2020, Cleco Power responded to its first set of data requests from the LPSC. Cleco Power has FAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from its customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On March 3, 2020, Cleco Power received notice from the LPSC of the EAC audit for the period of January 2018 to December 2019. The total amount of environmental expense included in the audit is $26.2 million. Cleco Power has responded to several sets of data requests. Cleco Power has EAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of Mercury and Air Toxics Standards (MATS). These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. However, the EPA concluded that coal- and oil-fired electric generating units would not be removed from the list of regulated sources of hazardous air pollutants and would remain subject to MATS. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. Management is unable to determine whether the outcome of the D.C. Circuit Court of Appeals review will result in changes to the standards of MATS.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in a refund related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting. At September 30, 2020, Cleco Power had $2.7 million recorded in Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets for the estimated refund. This amount is being refunded to Cleco Power’s wholesale transmission customers as a reduction in Attachment O and grandfathered agreement rates over 12 months beginning June 1, 2020.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%.
The complaints covered the period December 2013 through May 2016. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE. However, on November 21, 2019, FERC voted to adopt a new methodology for evaluating base ROE for public utilities under the Federal Power Act. In addition, FERC set the MISO transmission owners’ region-wide base ROE at 9.88% for the refund period covered in the first complaint and going forward. The draft FERC order further found that complainants in the second complaint proceeding failed to show that the 9.88% base ROE was unjust and unreasonable and thus dismissed the second complaint. On May 21, 2020, FERC issued Opinion No. 569-A, which granted rehearing in part of Opinion No. 569, which had revised FERC’s methodology for analyzing the base ROE component of public utility rates under section 206 of the Federal Power Act. Opinion No. 569-A further refines FERC’s ROE methodology and finds that the MISO Transmission Owners’ base ROE should be set at 10.02% instead of 9.88%. Cleco Power is unable to determine when a final FERC Order will be issued. As of September 30, 2020, Cleco Power had $0.6 million accrued for the change in the ROE.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. Beginning January 1, 2020, the collection of the adder is being included in MISO’s transmission rates for a total ROE of 10.38%.
South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the LDEQ against Louisiana Generating related to Big Cajun II, Unit 3. Entergy Gulf States, as co-owner of Big Cajun II, Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy Gulf States will be determined by ongoing litigation and negotiations. South Central Generating estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset, which was included in the purchase price allocation and included in Other current assets on Cleco’s Condensed Consolidated Balance Sheets.
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

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2020, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $5.3 million and has accrued this amount.

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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $83.0 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of September 30, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Cleco Holdings, in relation to Cleco Cajun’s participation in MISO, and Cleco Power have letters of credit to MISO pursuant to energy market requirements. In June 2020, Cleco Holdings decreased its MISO letter of credit from $34.5 million to $1.3 million. The letters of credit automatically renew each year and have no impact on Cleco Holdings’ or Cleco Power’s revolving credit facility.
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
In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020, subject to LPSC review and approval. As of September 30, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine, and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. Expected early closure of the mines has resulted in increased costs that will be billed through the fuel adjustment clause, which management currently believes are recoverable. Management does not believe the early closure of the mines will have an adverse impact on the recovery value of the Dolet Hills Power Station. Cleco Power expects to have sufficient lignite fuel

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
available to continue seasonal operations of the Dolet Hills Power Station through the 2021 seasonal operation period.
Also in April 2020, Cleco Power announced its intent to seek regulatory approval to retire the Dolet Hills Power Station at the end of 2021, subject to recovery mechanisms. This announcement did not bind Cleco Power to a specific retirement plan and Cleco Power continued to evaluate the cost of operating the Dolet Hills Power Station compared with other alternatives to determine the best course of action for the Dolet Hills Power Station within the LPSC regulatory requirements and recovery mechanisms. In June 2020, Cleco Power remeasured its ARO liabilities due to the expected abandonment of the Dolet Hills Power Station. Cleco Power’s ARO liability increased $3.3 million as a result of this remeasurement. At September 30, 2020, Cleco Power’s undivided interest in the Dolet Hills Power Station was $156.2 million and was included in base rates.
Fuel costs incurred by Dolet Hills Power Station are recoverable by Cleco Power through active fuel adjustment clauses. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs as fuel is delivered. As of September 30, 2020, DHLC estimates $163.5 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. In 2009, Cleco Power acquired an interest in Oxbow, which owns mineral rights and land leases. Under a joint operating agreement pertaining to the Oxbow mineral rights and land leases, Oxbow bills Cleco Power its proportionate share of incurred costs. As of September 30, 2020, Oxbow estimates approximately $10.4 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. If any of these costs are not recoverable, it could materially impact the Registrants’ results of operations, financial condition, or cash flows.

Note 15 — Affiliate Transactions
At September 30, 2020, and December 31, 2019, Cleco had an affiliate payable of $35.3 million and $33.8 million, respectively, to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2020		AT DEC. 31, 2019
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$10,349	$102	$10,351	$194
Support Group	2,031	14,580	3,172	13,890
Cleco Cajun	1,008	6	958	39
Total	$13,388	$14,688	$14,481	$14,123

Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. These costs are included in fuel inventory and are recoverable from Cleco Power customers through the LPSC-established FAC or related wholesale contract provisions. During the three and nine months ended September 30, 2020, Cleco Power recorded $1.1 million and $16.6 million, respectively, of its proportionate share of incurred costs. During the three and nine months ended September 30, 2019, Cleco Power recorded $1.4 million and $3.6 million, respectively, of its proportionate share of incurred costs. At September 30, 2020, and December 31, 2019, Cleco Power had $0.3 million and
$0.2 million, respectively, payable to Oxbow. For more information on Cleco Power’s variable interest in Oxbow, see Note 13 — “Variable Interest Entities.”

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
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$5,660	$517	$15,702
Trade name	$64	$64	$191	$191
Power supply agreements	$6,400	$6,474	$19,200	$17,873
Intangible liabilities
LTSA	$882	$871	$2,646	$2,323
Power supply agreements	$871	$882	$2,613	$2,352

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	2020	2019
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$5,660	$517	$15,702

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco and Cleco Power:

Cleco
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Trade name	5,100	5,100
Power supply agreements	184,004	184,004
Total intangible assets carrying amount	259,698	259,698
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liability carrying amount	38,300	38,300
Net intangible assets carrying amount	221,398	221,398
Accumulated amortization	(129,815)	(115,167)
Net intangible assets subject to amortization	$91,583	$106,231

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2020	AT DEC. 31, 2019
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(177,537)	(177,020)
Net intangible assets subject to amortization	$—	$517

Goodwill
On April 13, 2016, in connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion. Management assigned the recognized goodwill to the Cleco Power reporting unit. Goodwill is required to be tested for impairment at the reporting segment level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires significant judgments, including the identification of reporting units, assignments of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of the reporting units.
Cleco conducted its 2020 annual impairment test using an August 1, 2020, measurement date. The fair value of the Cleco Power reporting unit was estimated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and weighted-average cost of capital or discount rate. Changes in these assumptions could materially affect the determination of fair value and goodwill impairment at Cleco Power. Based on the tests performed, management has determined that the fair value of the Cleco Power reporting unit exceeds the carrying value resulting in no impairment of Cleco Power’s goodwill as of August 1, 2020.

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2020	FOR THE NINE MONTHS ENDED SEPT. 30, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(16,657)	$(17,513)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	448	1,304
Balances, Sept. 30, 2020	$(16,209)	$(16,209)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2019	FOR THE NINE MONTHS ENDED SEPT. 30, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN
Balances, beginning of period	$1,504	$1,786
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(37)	(319)
Balances, Sept. 30, 2019	$1,467	$1,467

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2020			FOR THE NINE MONTHS ENDED SEPT. 30, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(15,872)	$(5,740)	$(21,612)	$(16,717)	$(5,868)	$(22,585)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	373	—	373	1,218	—	1,218
Reclassification of net loss to interest charges	—	63	63	—	191	191
Balances, Sept. 30, 2020	$(15,499)	$(5,677)	$(21,176)	$(15,499)	$(5,677)	$(21,176)

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2019			FOR THE NINE MONTHS ENDED SEPT. 30, 2019
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(6,775)	$(5,994)	$(12,769)	$(7,060)	$(6,122)	$(13,182)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	230	—	230	515	—	515
Reclassification of net loss to interest charges	—	63	63	—	191	191
Balances, Sept. 30, 2019	$(6,545)	$(5,931)	$(12,476)	$(6,545)	$(5,931)	$(12,476)

Note 18 — Storm Restoration
In August and October 2020, Cleco Power’s distribution and transmission systems sustained substantial damage from three separate hurricanes.
On August 27, 2020, Hurricane Laura made landfall in southwest Louisiana as a Category 4 storm, causing catastrophic damage to portions of Cleco Power’s service territory and causing power outages for approximately 140,000 of Cleco Power’s electric customers located primarily in central and southwest Louisiana. By September 18, 2020, power was restored to 100% of customers who could receive power.
Cleco Power’s current estimate of the total storm restoration costs related to Hurricane Laura is between $185.0 million and $190.0 million. Cleco Power continues to work to restore the distribution and transmission systems to their pre-storm condition. The damage to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 63% of the $180.9 million in restoration costs recorded at September 30, 2020, or approximately $113.8 million. Approximately $9.4 million of the repair-related restoration cost associated with Hurricane Laura was offset against Cleco Power’s existing storm damage reserve, and the remaining $57.7 million was recorded as a regulatory asset, as allowed by the LPSC on September 16, 2020.
On October 9, 2020, Hurricane Delta made landfall in southwest Louisiana as a Category 2 storm resulting in power outages for approximately 132,000 of Cleco Power’s electric customers located primarily in central and south Louisiana. By
October 16, 2020, power was restored to 100% of customers who could receive power. Cleco Power’s current estimate of total storm restoration costs related to Hurricane Delta is between $50.0 million and $55.0 million. Cleco Power anticipates the establishment of a regulatory asset for non-capital expenses incurred related to Hurricane Delta, subject to LPSC approval.
On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana as a Category 2 storm resulting in power outages for approximately 73,000 of Cleco Power’s electric customers located primarily in southeast Louisiana. By October 31, 2020, service was restored to 100% of customers who could receive power. Cleco Power’s current estimate of total storm restoration costs related to Hurricane Zeta is between $7.0 million and $8.0 million. Cleco Power anticipates the establishment of a regulatory asset for non-capital expenses incurred related to Hurricane Zeta, subject to LPSC approval.
Cleco Power anticipates making a filing with the LPSC in the fourth quarter of 2020 requesting an interim rate recovery for return on the storm restoration costs associated with Hurricanes Laura, Delta, and Zeta until such time securitization of such costs can be completed. Cleco Power, in line with other impacted utilities, will seek available funds from the U.S. government for relief of costs incurred from Hurricanes Laura, Delta, and Zeta. Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government ultimately will be approved. In addition to securitization, other recovery options are being analyzed, including customer surcharge.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2020, and 2019.

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

COVID-19
On March 11, 2020, WHO declared the COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. These restrictions have significantly impacted many sectors of the economy, including through record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. State and local authorities have also implemented multistep policies with the goal of reopening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. However, certain jurisdictions have begun reopening only to delay these plans or return to restrictions in the face of increases in new COVID-19 cases. For example, the governor of the state of Louisiana issued orders in May 2020 to allow businesses to reopen at varying levels of capacity in May and June 2020. To address the June 2020 spike in COVID-19 cases, such reopening activities were temporarily paused or scaled back, and also included closing certain establishments.
These restrictions resulted in a decline in new COVID-19 cases, and in September 2020, the state of Louisiana entered into the next phase of its multistep reopening plan.
The first priority in Cleco’s response to this crisis has been the health and safety of its employees and those of its customers and other business counterparties. Cleco has implemented preventative measures and developed corporate response plans to minimize unnecessary risk of exposure and prevent infection, while supporting its customers’ operations to the best of its ability in current circumstances. Cleco has an Emergency (Crisis) Response Team for health, safety, and environmental matters and personnel issues, and has established a Pandemic Plan Team to address various impacts of COVID-19 as they have been developing. This team provides leadership and guidance for planning, risk management, and any policy changes. The team ensures that Cleco plans, manages, and safely executes the pandemic plan set forth by management. In addition, Cleco has assessed and updated its existing business continuity plans for its business units in the context of the COVID-19 pandemic. The implementation of these modifications and taking the stated precautionary measures has resulted in the COVID-19 pandemic having a low impact to the Cleco workforce allowing Cleco to continue providing reliable service to its customers.
Beginning on March 13, 2020, and as a result of an LPSC executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies to help customers facing financial challenges related to the COVID-19 pandemic. On July 1, 2020, the LPSC issued an order ending the moratorium on disconnections effective July 16, 2020. However, Cleco extended its suspension and reinstated disconnections and late fees beginning October 1, 2020. On July 16, 2020, Cleco began setting up interest-free payment plan arrangements for customers with past due balances to be repaid over a period of up to 18 months. Cleco is also working with its suppliers to understand the potential impacts to its supply chain. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as Cleco deems warranted.
Cleco has implemented certain measures that it believes will provide financial flexibility and help maintain its liquidity. On March 23, 2020, Cleco Holdings made an $88.0 million draw on its revolving credit facility, and Cleco Power made a $150.0 million draw on its revolving credit facility. While Cleco continues to assess the COVID-19 situation, Cleco cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on its business, cash flows, liquidity, financial condition, and results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q.

Cleco Cajun
Upon completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a reportable segment and is reflected as such in this Quarterly Report on Form 10-Q. For more information on the Cleco Cajun Transaction, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Business Combinations.” Cleco’s

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
condensed consolidated financial statements for the nine months ended September 30, 2019, include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, until September 30, 2019.
Cleco Cajun includes 13 power purchase agreements totaling nearly 2,200 MW with a mixture of cooperatives and municipal bodies. Collectively, 93% of Cleco Cajun’s capacity is contracted through April 2025, and Cleco Cajun routinely seeks to grow the amount of power sold pursuant to these existing agreements. These contracts provide Cleco Cajun with predictable cash flow and market risk mitigation through at least 2025, but may prevent Cleco Cajun from taking advantage of rising market rates for power.
Many factors affect Cleco Cajun’s primary business of providing wholesale power and capacity. These factors include weather, the market price of power, the sales volume of power through existing contracts, the ability to comply with increasingly stringent environmental standards, and compliance with the commitments made to the LPSC as a result of the Cleco Cajun Transaction.

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

Hurricanes Laura, Delta, and Zeta
On August 27, 2020, Hurricane Laura made landfall in southwest Louisiana as a Category 4 storm causing catastrophic damage to portions of Cleco Power’s service territory and causing power outages for approximately 140,000 of Cleco Power’s electric customers located primarily in central and southwest Louisiana. Cleco Power sustained significant damage to its distribution and transmission facilities. By September 18, 2020, Cleco Power had restored power to 100% of customers who could receive power.
On October 9, 2020, Hurricane Delta made landfall in southwest Louisiana as a Category 2 storm resulting in power outages for approximately 132,000 of Cleco Power’s electric customers located primarily in central and south Louisiana. By October 16, 2020, service was restored to 100% of customers who could receive power.
On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana as a Category 2 storm resulting in power outages for approximately 73,000 of Cleco Power’s electric customers located primarily in southeast Louisiana. By October 31, 2020, service was restored to 100% of customers who could receive power.
In September 2020, Cleco Power recognized a regulatory asset for non-capital expenses related to Hurricane Laura, as allowed by the LPSC and plans to request regulatory approval from the LPSC to create a regulatory asset that represents incremental, non-capitalized restoration costs incurred as a result of Hurricanes Delta and Zeta. Cleco Power anticipates making a filing with the LPSC in the fourth quarter of 2020 requesting interim rate recovery for return on storm restoration costs associated with Hurricanes Laura, Delta, and Zeta until such time securitization of such costs can be completed. Although Cleco Power believes it has sufficient liquidity to meet its current obligations and to fund Hurricanes Laura, Delta, and Zeta restoration efforts from a combination of cash on hand and available capacity under its revolving credit facilities, Cleco Power is exploring options to supplement its liquidity until such time securitization of such costs can be completed. For more information on Hurricanes Laura, Delta, and Zeta, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 18 — Storm Restoration.”

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 48 miles of 230kV transmission line, a 230/138kV substation, and three substation expansions in south Louisiana. The project is expected to cost approximately $125.8 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. Construction has begun on expansions to existing substations, with the northern phase expected to be completed in the second quarter of 2021 and the southern phase expected to be completed in the fourth quarter of 2021. As of September 30, 2020, Cleco Power had spent $37.9 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of September 30, 2020, Cleco Power had spent $10.6 million on the project.

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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020, and 2019

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue, net	$417,451	$487,971	$(70,520)	(14.5)%
Operating expenses	295,699	386,432	90,733	23.5%
Operating income	121,752	101,539	20,213	19.9%
Interest income	910	1,690	(780)	(46.2)%
Allowance for equity funds used during construction	144	3,619	(3,475)	(96.0)%
Other expense, net	(3,374)	(1,363)	(2,011)	(147.5)%
Interest charges	34,060	35,832	1,772	4.9%
Federal and state income tax expense	25,075	14,088	(10,987)	(78.0)%
Net income	$60,297	$55,565	$4,732	8.5%

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

Operating Revenue, Net
Operating revenue, net decreased $70.5 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $38.7 million of lower fuel cost recovery revenue and $12.3 million of lower base revenue at Cleco Power. Also contributing to this decrease was $14.5 million of lower electric operations revenue at Cleco Cajun.
Operating Expenses
Operating expenses decreased $90.7 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $38.6 million of lower recoverable fuel and purchased power, $5.1 million of lower other operations and maintenance expenses, and $4.6 million of lower depreciation and amortization expenses at Cleco Power. Also contributing to this decrease were $30.9 million of lower fuel used for electric generation and $4.0 million of lower other operations and maintenance expenses at Cleco Cajun.

Allowance for equity funds used during construction
Allowance for equity funds used during construction decreased $3.5 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $2.2 million related to lower Cleco Power construction costs as a result of various projects being placed in service in 2019 and $1.3 million due to lower AFUDC rates driven by the impact of
Cleco Power’s $150.0 million short-term debt borrowings outstanding under its revolving credit facility.

Other Expense, Net
Other expense, net increased $2.0 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $2.6 million of higher pension non-service costs at Cleco Power, partially offset by $0.7 million for the increase in cash surrender value of certain trust-owned life insurance policies as a result of favorable market conditions at Cleco Holdings.

Interest Charges
Interest charges decreased $1.8 million during the third quarter of 2020 compared to the third quarter of 2019. Lower rates on Cleco Holding’s variable rate debt associated with the Cleco Cajun Transaction and the 2016 Merger contributed $2.2 million and $1.4 million, respectively, of the decrease. Also contributing to this decrease was $0.9 million of lower interest accrued on a tax rate refund at Cleco Power. Partially offsetting these decreases were $1.9 million of higher interest associated with Cleco Holding’s senior notes issued in September 2019 and $1.3 million of lower allowance for borrowed funds used during construction at Cleco Power.

Income Taxes
Federal and state income tax expense increased $11.0 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $8.5 million for adjustments to tax returns as filed, $4.0 million for the change in pretax income, excluding AFUDC equity, $2.1 million for the flowthrough of state tax benefits, $1.8 million to record tax expense at the projected annual effective tax rate, $0.8 million of state tax expense, and $0.7 million of permanent tax deductions. These increases were partially offset by $6.6 million for the amortization of excess ADIT.
The effective income tax rates for the third quarter of 2020 and 2019 were 29.4% and 20.2%, respectively. The estimated annual effective income tax rates used during the third quarter of 2020 and 2019 for Cleco may not be indicative of the full-year income tax rates.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Results of operations for Cleco Power and Cleco Cajun are more fully described below.

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Base	$185,597	$197,882	$(12,285)	(6.2)%
Fuel cost recovery	103,255	141,987	(38,732)	(27.3)%
Electric customer credits	(16,534)	(13,711)	(2,823)	(20.6)%
Other operations	17,775	18,485	(710)	(3.8)%
Affiliate revenue	1,506	334	1,172	350.9%
Operating revenue, net	291,599	344,977	(53,378)	(15.5)%
Operating expenses
Recoverable fuel and purchased power	103,426	142,070	38,644	27.2%
Non-recoverable fuel and purchased power	8,818	9,669	851	8.8%
Other operations and maintenance	52,595	57,718	5,123	8.9%
Depreciation and amortization	40,268	44,903	4,635	10.3%
Taxes other than income taxes	11,408	12,485	1,077	8.6%
Total operating expenses	216,515	266,845	50,330	18.9%
Operating income	75,084	78,132	(3,048)	(3.9)%
Interest income	789	1,421	(632)	(44.5)%
Allowance for equity funds used during construction	144	3,619	(3,475)	(96.0)%
Other expense, net	(3,408)	(1,231)	(2,177)	(176.8)%
Interest charges	18,441	17,983	(458)	(2.5)%
Federal and state income tax expense	18,076	12,431	(5,645)	(45.4)%
Net income	$36,092	$51,527	$(15,435)	(30.0)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,159	1,177	(1.5)%
Commercial	741	786	(5.7)%
Industrial	481	477	0.8%
Other retail	32	35	(8.6)%
Total retail	2,413	2,475	(2.5)%
Sales for resale	917	983	(6.7)%
Total retail and wholesale customer sales	3,330	3,458	(3.7)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$98,236	$99,136	(0.9)%
Commercial	48,539	55,278	(12.2)%
Industrial	21,470	19,329	11.1%
Other retail	2,800	2,926	(4.3)%
Surcharge	(2)	6,049	(100.0)%
Total retail	171,043	182,718	(6.4)%
Sales for resale	14,554	15,164	(4.0)%
Total base revenue	$185,597	$197,882	(6.2)%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				CHANGE
	2020	2019	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,604	1,716	1,511	(6.5)%	6.2%

Base
Base revenue decreased $12.3 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $6.5 million of lower revenue as a result of lower usage due to the impacts of Hurricane Laura, $6.0 million of lower Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020, and $5.9 million of lower usage from milder summer weather. These decreases were partially offset by $5.9 million of higher rates.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For more information on the implications of COVID-19, see “— Overview — COVID-19” and Part II, Item 1A, “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q. For more information on the implications of Hurricane Laura, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 18 — Storm Restoration,”“— Overview — Cleco Power — Hurricanes Laura, Delta, and Zeta,” and Part II, Item 1A, “Risk Factors —

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Storm Restoration Costs” in this Quarterly Report on Form 10-Q.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 72% of Cleco Power’s total fuel cost during the third quarter of 2020 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on Cleco Power’s most current fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $2.8 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to a net $8.2 million of higher estimated refunds for the federal tax-related benefits of the TCJA, partially offset by $3.0 million for the absence of refunds due to Cleco Power’s wholesale transmission customers as a result of the FERC audit and $2.3 million for the absence of FRP refunds. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — TCJA.”

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $5.1 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $2.8 million of lower generating station outage maintenance expense, $1.6 million of lower customer service expenses largely as the result of a decrease in temporary staffing and consulting services, and $0.8 million of lower net adjustments to the provision for credit losses. Also contributing to the decrease was $0.9 million of lower distribution operations expense and $0.7 million of lower distribution maintenance expense. These decreases were partially offset by $2.3 million of higher fees for outside services mostly relating to information technology services.

Depreciation and Amortization
Depreciation and amortization decreased $4.6 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $5.7 million of lower amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds and the absence of $1.7 million of amortization of corporate franchise taxes regulatory asset, partially offset by $1.5 million of higher depreciation on normal recurring additions to fixed assets and $0.9 million of higher amortization of intangible property due to the implementation of the START project.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $3.5 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $2.6 million related to lower construction costs as a result of the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the Terrebonne to Bayou Vista Transmission project, and the START project being placed in service in 2019. Also contributing to the decrease was $0.9 million due to lower AFUDC rates driven by the impact of Cleco Power’s $150.0 million short-term debt borrowings outstanding under its revolving credit facility.

Other expense, net
Other expense, net increased $2.2 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to higher pension non-service costs as a result of a lower discount rate.

Income Taxes
Federal and state income tax expense increased $5.6 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $8.8 million for adjustments to tax returns as filed, $2.3 million to record tax expense at the projected annual effective tax rate, $2.1 million for the flowthrough of state tax benefits, and $1.7 million of permanent tax deductions. These increases were partially offset by $6.6 million for the amortization of excess ADIT, $1.4 million for the change in pretax income, excluding AFUDC equity, and $1.3 for state tax expense.
The effective income tax rates for the third quarter of 2020 and 2019 were 33.4% and 19.4%, respectively. The estimated annual effective income tax rates used during the third quarter of 2020 and 2019 for Cleco Power may not be indicative of the full-year income tax rates.

Cleco Cajun
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Electric operations	$99,956	$114,453	$(14,497)	(12.7)%
Other operations	31,331	33,737	(2,406)	(7.1)%
Affiliate revenue	—	31	(31)	100.0%
Operating revenue, net	131,287	148,221	(16,934)	(11.4)%
Operating expenses
Fuel used for electric generation	(6,006)	24,891	30,897	124.1%
Purchased power	52,104	52,709	605	1.1%
Other operations and maintenance	22,205	26,221	4,016	15.3%
Depreciation and amortization	10,547	10,009	(538)	(5.4)%
Taxes other than income taxes	2,320	4,239	1,919	45.3%
Total operating expenses	81,170	118,069	36,899	31.3%
Operating income	50,117	30,152	19,965	66.2%
Interest income	10	220	(210)	(95.5)%
Other income, net	4	46	(42)	(91.3)%
Interest charges	(484)	—	484	100.0%
Federal and state income tax expense	12,258	7,612	(4,646)	(61.0)%
Net income	$38,357	$22,806	$15,551	68.2%

Electric Operations
Electric operations revenue decreased $14.5 million during the third quarter of 2020 compared to the third quarter of 2019

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
primarily due to lower wholesale revenue as a result of $10.7 million of lower fuel rates and $4.2 million of lower usage.

Other Operations Revenue
Other operations revenue decreased $2.4 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $1.6 million of lower transmission revenue and $0.8 million of lower variable lease payments.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $30.9 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $16.8 million of higher mark-to-market gains for gas related derivative contracts, $13.1 million of lower gas consumption, and $1.7 million of lower coal consumption.

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $4.0 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to lower generation operations expense as a result of a decrease in volume production.

Income Taxes
Federal and state income tax expense increased $4.6 million during the third quarter of 2020 compared to the third quarter of 2019 primarily due to $4.2 million for the change in pretax income and $1.5 million of state tax expense, partially offset by $1.1 million of permanent tax deductions.
The effective income tax rates for the third quarter of 2020 and 2019 were 24.2% and 25.0%, respectively. The estimated annual effective income tax rates used during the third quarter of 2020 and 2019 for Cleco Cajun may not be indicative of the full-year income tax rates.

Comparison of the Nine Months Ended September 30, 2020, and 2019

Cleco
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue, net	$1,122,782	$1,230,030	$(107,248)	(8.7)%
Operating expenses	856,170	990,709	134,539	13.6%
Operating income	266,612	239,321	27,291	11.4%
Interest income	2,964	4,456	(1,492)	(33.5)%
Allowance for equity funds used during construction	197	14,825	(14,628)	(98.7)%
Other (expense) income, net	(15,827)	292	(16,119)	*
Interest charges	103,923	105,671	1,748	1.7%
Federal and state income tax expense	40,230	32,355	(7,875)	(24.3)%
Net income	$109,793	$120,868	$(11,075)	(9.2)%
*Not meaningful

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

Operating Revenue, Net
Operating revenue, net decreased $107.2 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $99.2 million of lower fuel cost recovery revenue and $10.8 million of lower base revenue at Cleco Power, partially offset by $9.3 million of higher other operations revenue at Cleco Cajun, which is partially the result of the Cleco Cajun Transaction closing in February 2019.

Operating Expenses
Operating expenses decreased $134.5 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $98.5 million of lower recoverable fuel and purchased power expenses, partially offset by $15.9 million of higher other operations and maintenance expenses at Cleco Power. Also contributing to this decrease was $44.4 million of lower fuel expense at Cleco Cajun.

Allowance for equity funds used during construction
Allowance for equity funds used during construction decreased $14.6 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $12.0 million related to lower Cleco Power construction costs as a result of various projects being placed in service in 2019 and $2.6 million due to lower AFUDC rates driven by the impact of Cleco Power’s $150.0 million short-term debt borrowings outstanding under its revolving credit facility.

Other (Expense) Income, Net
Other (expense) income, net increased $16.1 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $8.0 million for the decrease in the cash surrender value of certain trust-owned life insurance policies as a result of unfavorable market conditions and $1.4 million of higher SERP non-service costs at Cleco Holdings. Also contributing to the increase was $6.5 million of higher pension non-service costs at Cleco Power.

Interest Charges
Interest charges decreased $1.7 million during the first nine months of 2020 compared to the first nine months of 2019. Lower rates on Cleco Holdings’ variable rate debt associated with the Cleco Cajun Transaction and the 2016 Merger contributed to $7.5 million and $3.7 million, respectively, of the decrease. Partially offsetting these decreases were $6.9 million of higher interest associated with Cleco Holdings’ senior notes issued in September 2019 and $5.0 million of lower allowance for borrowed funds used during construction at Cleco Power.

Income Taxes
Federal and state income tax expense increased $7.9 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $8.5 million for adjustments to tax returns as filed, $5.1 million for the flowthrough of state tax benefits, $2.6 million for the change in pretax income,

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
excluding AFUDC equity, and $1.1 million of permanent tax deductions. These increases were partially offset by $6.6 million for the amortization of excess ADIT, $1.4 million to record tax expense at the projected annual effective tax rate, and $0.9 million for miscellaneous tax items.
The effective income tax rates for the nine months ended September 30, 2020, and 2019 were 26.8% and 21.1%, respectively. The estimated annual effective income tax rates used during the nine months ended September 30, 2020, and 2019 for Cleco might not be indicative of the full-year income tax rates.
Results of operations for Cleco Power are more fully described below.

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Base	$497,589	$508,435	$(10,846)	(2.1)%
Fuel cost recovery	255,336	354,534	(99,198)	(28.0)%
Electric customer credits	(33,974)	(30,565)	(3,409)	(11.2)%
Other operations	49,443	53,318	(3,875)	(7.3)%
Affiliate revenue	3,852	971	2,881	296.7%
Operating revenue, net	772,246	886,693	(114,447)	(12.9)%
Operating expenses
Recoverable fuel and purchased power	256,017	354,532	98,515	27.8%
Non-recoverable fuel and purchased power	23,996	25,713	1,717	6.7%
Other operations and maintenance	164,207	148,330	(15,877)	(10.7)%
Depreciation and amortization	125,541	126,610	1,069	0.8%
Taxes other than income taxes	33,132	33,023	(109)	(0.3)%
Total operating expenses	602,893	688,208	85,315	12.4%
Operating income	169,353	198,485	(29,132)	(14.7)%
Interest income	2,498	3,281	(783)	(23.9)%
Allowance for equity funds used during construction	197	14,825	(14,628)	(98.7)%
Other expense, net	(9,498)	(2,091)	(7,407)	(354.2)%
Interest charges	55,624	52,498	(3,126)	(6.0)%
Federal and state income tax expense	30,770	34,407	3,637	10.6%
Net income	$76,156	$127,595	$(51,439)	(40.3)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,843	2,855	(0.4)%
Commercial	1,959	2,118	(7.5)%
Industrial	1,417	1,483	(4.5)%
Other retail	94	97	(3.1)%
Total retail	6,313	6,553	(3.7)%
Sales for resale	2,289	2,387	(4.1)%
Total retail and wholesale customer sales	8,602	8,940	(3.8)%
The following table shows the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2020	2019	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$239,196	$229,430	4.3%
Commercial	143,516	149,089	(3.7)%
Industrial	61,220	61,575	(0.6)%
Other retail	8,146	8,029	1.5%
Surcharge	2,440	16,973	(85.6)%
Total retail	454,518	465,096	(2.3)%
Sales for resale	43,071	43,339	(0.6)%
Total base revenue	$497,589	$508,435	(2.1)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2019 CHANGE
	2020	2019	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	615	778	942	(21.0)%	(34.7)%
Cooling degree-days	2,866	2,869	2,531	(0.1)%	13.2%

Base
Base revenue decreased $10.8 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $13.4 million of lower Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020, $9.6 million related to lower usage from milder weather, $6.3 million of lower revenue as a result of lower usage due to the impacts of Hurricane Laura, and $5.6 million of lower revenue as a result of lower usage due to the impacts of COVID-19. These decreases were partially offset by $8.5 million of higher revenue related to commercial operations of the St. Mary Clean Energy Center project, $7.3 million of higher rates, the absence of a $4.3 million reversal of accumulated LCFC revenue, $2.1 million of the accrual for the decrease in shared services related to the Cleco Cajun Transaction, and $2.0 million of higher deferrals to a regulatory asset for the revenue requirement related to the Coughlin Pipeline project.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For more information on the implications of COVID-19, see “— Overview — COVID-19” and Part II, Item 1A, “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q. For more information on the implications of Hurricane Laura, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 18 — Storm Restoration,”“— Overview — Cleco Power — Hurricanes Laura, Delta, and Zeta,” and Part II, Item 1A, “Risk Factors — Storm Restoration Costs” in this Quarterly Report on Form 10-Q.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during the first nine months of 2020 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $3.4 million during the first nine months of 2020 compared to the first nine months of 2019 primarily related to a net $8.1 million of higher estimated refunds for the federal tax-related benefits of the TCJA, partially offset by $2.3 million for the absence of refunds due to Cleco Power’s wholesale transmission customers as a result of the FERC audit and $2.3 million for the absence of FRP refunds. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue decreased $3.9 million during the first nine months of 2020 compared to the first nine months of 2019 primarily related to $3.2 million of lower net generation revenue as a result of the Teche Unit 3 SSR ending in April 2019. For more information on the SSR, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $15.9 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $11.9 million of higher fees for outside services mostly relating to information technology services, START project expenses, and consulting expenses, $4.4 million of higher generation operation expenses largely due to fewer outages and the St. Mary Clean Energy Center project becoming operational in August 2019, and $2.0 million of higher customer service expenses primarily related to adjustments to the provision for credit losses as a result of the COVID-19 disconnection moratorium order issued by the LPSC in March 2020. These increases were partially offset by $4.1 million of lower distribution operations and maintenance expenses as a result of more costs being capitalized due to Hurricane Laura.

Depreciation and Amortization
Depreciation and amortization expense decreased $1.1 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $13.6 million of lower amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds, partially offset by $7.7 million of higher normal recurring additions to fixed assets and $5.0 million of higher amortization of intangible property due to the installation of the START project.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $14.6 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $12.0 million related to lower construction costs as a result of the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the Terrebonne to Bayou Vista Transmission project, and the START project being placed in service in 2019. Also contributing to this decrease was $2.6 million due to lower AFUDC rates driven by the impact of Cleco Power’s $150.0 million short-term debt borrowings outstanding under its revolving credit facility.

Other Expense, Net
Other expense, net increased $7.4 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to higher pension non-service costs as a result of a lower discount rate.

Interest Charges
Interest charges increased $3.1 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $5.0 million of lower allowance for borrowed funds used during construction primarily due to the St. Mary Clean Energy Center project, the Coughlin Pipeline project, the Terrebonne to Bayou Vista Transmission project, and the START project being placed in service in 2019. These increases were partially offset by $2.0 million of lower interest on tax rate refunds.

Income Taxes
Federal and state income tax expense decreased $3.6 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $8.3 million for the change in pretax income, excluding AFUDC equity, $6.6 million for the amortization of excess ADIT, $3.7 for state tax expense, and $0.5 million to record tax expense at the projected annual effective tax rate. These decreases were partially offset by $8.8 million for adjustments to tax returns as filed, $5.1 million for the flowthrough of state tax benefits, and $2.1 million of permanent tax deductions.
The effective income tax rates for the nine months ended September 30, 2020, and 2019 were 28.8% and 21.2%, respectively. The estimated annual effective income tax rates used during the nine months ended September 30, 2020, and 2019 for Cleco Power may not be indicative of the full-year income tax rates.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

Cleco Cajun
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Electric operations	$273,836	$274,610	$(774)	(0.3)%
Other operations	92,928	83,619	9,309	11.1%
Electric customer credits	(153)	(1,267)	1,114	87.9%
Affiliate revenue	204	31	173	100.0%
Operating revenue, net	366,815	356,993	9,822	2.8%
Operating expenses
Fuel used for electric generation	13,366	57,724	44,358	76.8%
Purchased power	138,744	136,259	(2,485)	(1.8)%
Other operations and maintenance	62,894	64,313	1,419	2.2%
Depreciation and amortization	30,995	25,555	(5,440)	(21.3)%
Taxes other than income taxes	9,585	11,583	1,998	17.2%
Total operating expenses	255,584	295,434	39,850	13.5%
Operating income	111,231	61,559	49,672	80.7%
Interest income	269	842	(573)	(68.1)%
Other income, net	82	(444)	526	118.5%
Interest charges	(353)	—	353	100.0%
Federal and state income tax expense	27,280	15,169	(12,111)	(79.8)%
Net income	$84,655	$46,788	$37,867	80.9%

Other Operations Revenue
Other operations revenue increased $9.3 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $5.8 million of higher lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback and $3.4 million of higher transmission revenue from wholesale customers. These increases were partially the result of the Cleco Cajun Transaction closing in February 2019. For more information on the Cottonwood Sale Leaseback agreement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 4 — Leases — Cottonwood Sale Leaseback Agreement.”

Fuel Used for Electric Generation
Fuel used for electric generation decreased $44.4 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $21.8 million of higher mark-to-market gains for gas related derivative contracts, $15.0 million of lower coal consumption, and $7.7 million of lower gas consumption.

Purchased Power
Purchased power increased $2.5 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $4.9 million of higher volume of purchased power from MISO, which is the result of the Cleco Cajun Transaction closing in February 2019, and $3.4 million of higher transmission costs. These increases were partially offset by $5.5 million of higher mark-to-market gains on FTRs.

Other Operations and Maintenance
Other operations and maintenance decreased $1.4 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $5.0 million of lower generating station outage maintenance expense. This decrease was partially offset by $1.6 million of higher outside services mostly related to information technology services, $1.3 million of higher transmission expense, and $1.1 million of higher salaries, primarily the result of the Cleco Cajun Transaction closing in February 2019.

Depreciation and Amortization
Depreciation and amortization increased $5.4 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to normal recurring additions to fixed assets. This increase was primarily the result of the Cleco Cajun Transaction closing in February 2019.

Income Taxes
Federal and state income tax expense increased $12.1 million during the first nine months of 2020 compared to the first nine months of 2019 primarily due to $10.5 million for the change in pretax income and $3.3 million for state tax expenses, partially offset by $1.5 million of permanent tax deductions.
The effective income tax rates for the nine months ended September 30, 2020, and 2019 were 24.4% and 24.5%, respectively. The estimated annual effective income tax rates used during the nine months ended September 30, 2020, and 2019 for Cleco Cajun may not be indicative of the full-year income tax rates.

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
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three and nine months ended September 30, 2020, and 2019:

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,
	2020			2019
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$36,092	$38,357		$51,527	$22,806
Add: Depreciation and amortization	40,268	11,344	(1)	44,903	10,880	(2)
Less: Interest income	789	10		1,421	220
Add: Interest charges	18,441	(484)		17,983	—
Add: Federal and state income tax expense	18,076	12,258		12,431	7,612
EBITDA	$112,088	$61,465		$125,423	$41,078
(1) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $3.2 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE NINE MONTHS ENDED SEPT. 30,
	2020			2019
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$76,156	$84,655		$127,595	$46,788
Add: Depreciation and amortization	125,541	33,385	(1)	126,610	27,679	(2)
Less: Interest income	2,498	269		3,281	842
Add: Interest charges	55,624	(353)		52,498	—
Add: Federal and state income tax expense	30,770	27,280		34,407	15,169
EBITDA	$285,593	$144,698		$337,829	$88,794
(1) Includes $9.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(6.9) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $8.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(6.1) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2020:

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

Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest ratings held. Savings are dependent upon the level of borrowings. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded, Cleco Holdings or Cleco Power, respectively, could be required to pay additional fees and incur higher interest rates for borrowings under their respective revolving credit facilities.
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

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
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
On July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through November 2020. The refund will consist of the change in the federal statutory corporate income tax rate from 35% to 21%, which is approximately $2.5 million per month and an additional $4.4 million that will be refunded by the unprotected excess ADIT. At September 30, 2020, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA. The mechanism to refund the remaining balance of the excess ADIT will be determined in Cleco Power’s current LPSC base rate case. At September 30, 2020, Cleco Power had $366.0 million accrued for the excess ADIT, of which $28.4 million is reflected in current liabilities. Cleco Power’s current base rate case is ongoing and management is unable to determine its outcome. On September 30, 2020, Cleco Power filed an application to extend the TCJA bill credits from November 30, 2020, until such time that the rate case is complete.

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

Debt

Cleco
At September 30, 2020, Cleco had $238.0 million of short-term debt outstanding under its $475.0 million revolving credit facilities, at an average all-in interest rate of 1.64%. As a result of the COVID-19 pandemic, Cleco has implemented certain measures that it believes will provide financial flexibility and help Cleco maintain liquidity. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part II, Item 1A “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q. Cleco had no short-term debt at December 31, 2019.
At September 30, 2020, Cleco’s long-term debt and finance leases outstanding was $3.30 billion, of which $64.0 million was due within one year. The long-term debt due within one year at September 30, 2020, primarily represents $63.3 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. Long-term debt increased by $106.8 million from December 31, 2019, primarily due to Cleco Power’s $125.0 million term loan agreement entered into on August 28, 2020, partially offset by the $11.1 million final principal payment made on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020. For more information on Cleco’s debt, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
Cash and cash equivalents available at September 30, 2020, were $528.7 million combined with $237.0 million available revolving credit facility capacity ($87.0 million from Cleco Holdings and $150.0 million from Cleco Power) for total liquidity of $765.7 million. For more information on the credit facility capacity, see “— Credit Facilities.” Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At September 30, 2020, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1,

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
“Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Fair Value Accounting.”
At September 30, 2020, and December 31, 2019, Cleco had a working capital surplus of $248.0 million and $126.7 million, respectively. The $121.3 million increase in working capital is primarily due to:

•a $412.4 million increase in cash and cash equivalents, primarily due to the draws on Cleco’s revolving credit facilities and the issuance of Cleco Power’s $125.0 million term loan,
•a $62.0 million decrease in long-term debt due within one year primarily due to the long-term refinancing of $50.0 million 2008 series A GO Zone bonds and the $11.1 million final principal payment on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020,
•a $29.1 million decrease in provision for rate refund primarily due to refunds to Cleco Power customers for tax-related benefits of the TCJA,
•a $23.0 million increase in accumulated deferred fuel, excluding Cleco Power FTRs, primarily due to additional deferrals through a fuel surcharge at Cleco Power and the timing of collections at Cleco Power,
•a $16.7 million increase in fuel inventory primarily due to a decrease in coal consumption at Cleco Cajun, and
•a $12.1 million increase in energy risk management assets primarily due to the purchase of additional other commodity derivatives.

These increases in working capital were partially offset by:

•a $238.0 million increase in short-term debt due to draws on Cleco’s $475.0 million revolving credit facilities,
•a $124.5 million increase in accounts payable, excluding Cleco Power FTR purchases, primarily due to accruals for storm restoration costs associated with Hurricane Laura,
•a $31.4 million increase in taxes payable primarily due to accruals of property taxes
•a $23.0 million increase in regulatory liabilities primarily due to the reclassification of the short term portion of the regulatory liability related to the TCJA, partially offset by credits to Cleco Power’s retail customers for the over-collection of revenue from the delay of the St. Mary Clean Energy Center project, and
•a $21.1 million increase in interest accrued primarily to the timing of interest payments on long-term debt.

Cleco Holdings
At September 30, 2020, Cleco Holdings had $88.0 million of short-term debt outstanding under its $175.0 million revolving credit facility, at an all-in interest rate of 2.035%. For more information on Cleco Holding’s revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at September 30, 2020. Cleco Holdings had no short-term debt outstanding at December 31, 2019.
At September 30, 2020, Cleco Holding’s long-term debt outstanding was $1.67 billion, of which $63.3 million was due within one year. The long-term debt due within one year at September 30, 2020, represents principal payments on Cleco
Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
Cash and cash equivalents available at Cleco Holdings at September 30, 2020, were $97.7 million, combined with $87.0 million revolving credit facility capacity for total liquidity of $184.7 million.

Cleco Power
At September 30, 2020, Cleco Power had $150.0 million of short-term debt outstanding under its $300.0 million revolving credit facility, at an all-in interest rate of 1.41%. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.” As a result of the COVID-19 pandemic, Cleco has implemented certain measures that it believes will provide financial flexibility and help Cleco maintain liquidity. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part II, Item 1A “Risk Factors — COVID-19” in this Quarterly Report on Form 10-Q. Although Cleco Power believes it has sufficient liquidity to meet its current obligations and to fund Hurricanes Laura, Delta, and Zeta restoration efforts from a combination of cash on hand and available capacity under its revolving credit facilities, Cleco Power is exploring options to supplement its liquidity until such time securitization of such costs can be completed. For more information on Hurricanes Laura, Delta, and Zeta, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 18 — Storm Restoration.” Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. There were no amounts outstanding under the uncommitted line of credit at September 30, 2020. Cleco Power had no short-term debt outstanding at December 31, 2019.
At September 30, 2020, Cleco Power’s long-term debt outstanding was $1.50 billion, of which $0.7 million was due within one year. For Cleco Power, long-term debt increased $114.0 million from December 31, 2019, primarily due to the $125.0 million term loan agreement entered into on August 28, 2020, partially offset by the $11.1 million final principal payment made on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020.
On August 28, 2020, Cleco Power entered into a $125.0 million variable rate bank term loan due June 28, 2022. Proceeds from the term loan will be used to fund capital expenditures and working capital requirements of Cleco Power and other general corporate purposes. For more information on Cleco Power’s debt, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Debt.”
Cash and cash equivalents available at September 30, 2020, were $325.4 million, combined with $150.0 million revolving credit facility capacity for total liquidity of $475.4 million.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
At September 30, 2020, and December 31, 2019, Cleco Power had a working capital surplus of $61.7 million and $33.5 million, respectively. The $28.1 million increase in working capital is primarily due to:

•a $270.0 million increase in cash and cash equivalents, primarily due to the draw on the revolving credit facility and the issuance of a $125.0 million term loan,
•a $60.9 million decrease in long-term debt due within one year primarily due to the long-term refinancing of $50.0 million 2008 series A GO Zone bonds and the $11.1 million final principal payment on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020,
•a $29.2 million decrease in provision for rate refund primarily due to refunds to customers for tax-related benefits of the TCJA,
•a $23.0 million increase in accumulated deferred fuel primarily due to additional deferrals through a fuel surcharge and the timing of collections,
•a $15.7 million increase in customer accounts receivable primarily due to the hold on disconnects and late fees as a result of the COVID-19 pandemic, partially offset by the timing of a payment from a wholesale customer, and
•a $9.0 million increase in material and supplies inventory primarily due to higher purchases for storm restoration and other projects.

These increases in working capital were partially offset by:

•a $150.0 million increase in short-term debt due to a draw on the revolving credit facility,
•a $132.9 million increase in accounts payable, excluding FTR purchases, primarily due to expenditures related to accruals for storm restoration costs associated with Hurricane Laura,
•a $51.9 million increase in taxes payable primarily due to accruals of property taxes and higher provisions for income taxes,
•a $23.0 million increase in regulatory liabilities primarily due to the reclassification of the short term portion of the regulatory liability related to the TCJA, partially offset by credits to retail customers for the over-collection of revenue from the delay of the St. Mary Clean Energy Center project, and
•a $13.6 increase in interest accrued primarily due to timing of interest payments on long-term debt.
Credit Facilities
At September 30, 2020, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with outstanding borrowings of $88.0 million and one for Cleco Power in the amount of $300.0 million with outstanding borrowings of $150.0 million. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million with outstanding borrowings of $238.0 million.
Cleco Holdings’ revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in 2022. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At September 30, 2020, Cleco Holdings was in compliance with the covenants of its revolving credit facility. The borrowing costs under the facility currently are equal to LIBOR plus 1.875% or
ABR plus 0.875%, plus commitment fees of 0.3%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher fees and additional interest of 0.50% under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in 2022. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At September 30, 2020, Cleco Power was in compliance with the covenants of its revolving credit facility. The borrowing costs under the facility currently are equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay higher fees and additional interest of 0.125% under the pricing levels of its revolving credit facility.
If Cleco Holdings or Cleco Power were to default under the covenants in their respective revolving credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its revolving credit facility or other debt agreements, Cleco Holdings would be considered in default under its revolving credit facility.

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At September 30, 2020, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At September 30, 2020, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Regulatory Compliance” and “— Holding Company” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December, 31, 2019.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Cleco Consolidated Cash Flows
Net Operating Cash Flow
Net cash provided by operating activities was $255.1 million and $340.8 million during the nine months ended September 30, 2020, and 2019, respectively. Net cash provided by operating activities decreased $85.7 million primarily due to:

•higher payments for fuel inventory of $44.4 million primarily due to higher gas purchases, higher solid fuel purchases, and higher per unit lignite costs,
•lower collections from Cleco Power customers of $25.0 million due to the rate refund for the tax-related benefits from the TCJA, which began being credited to customers in August 2019,
•higher operations and maintenance payments related to hurricane and other storm restoration activities of $21.4 million at Cleco Power,
•higher payments for purchased power of $14.5 million primarily due to the closing of the Cleco Cajun Transaction in February 2019,
•lower Cleco Katrina/Rita storm restoration surcharge collections from Cleco Power customers of $13.4 million as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020, and
•higher payout for employee benefits of $7.1 million.

These decreases were partially offset by:

•higher collections for electric and other operations revenue at Cleco Cajun of $21.1 million partially the result of the Cleco Cajun Transaction closing in February 2019 and
•lower pension plan contributions of $12.3 million.

Net Investing Cash Flow
Net cash used in investing activities was $210.7 million and $1.05 billion during the nine months ended September 30, 2020, and 2019, respectively. Net cash used in investing activities decreased $836.3 million primarily due to:

•the absence of payment for the acquisition of all the membership interest in South Central Generating of $962.2 million, partially offset by the absence of cash received of $147.2 million during the Cleco Cajun Transaction and
•lower additions to property, plant, and equipment, net of AFUDC, of $21.5 million.

Net Financing Cash Flow
Net cash provided by financing activities was $347.0 million and $688.0 million during the nine months ended September 30, 2020, and 2019, respectively. Net cash provided by financing activities decreased $340.9 million primarily due to:

•the absence of borrowings of $400.0 million related to the financing of the Cleco Cajun Transaction in February 2019,
•the absence of issuance of $300.0 million in senior notes at Cleco Holdings in September 2019, and
•lower contributions from Cleco Group of $384.9 million.

These decreases were partially offset by:

•lower repayments of long-term debt of $379.5 million,
•higher draws on revolving credit facilities of $130.0 million,
•the borrowing of a $125.0 million term loan at Cleco Power in August 2020, and
•lower payments on revolving credit facilities of $108.0 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $188.0 million and $272.8 million during the nine months ended September 30, 2020, and 2019, respectively. Net cash provided by operating activities decreased $84.8 million primarily due to:

•higher payments to vendors of $34.1 million primarily due to timing of vendor payments primarily related to other operating and maintenance activities,
•lower collections from customers of $25.0 million due to the rate refund for the tax-related benefits from the TCJA, which began being credited to customers in August 2019,
•higher operations and maintenance payments related to hurricane and other storm restoration activities of $21.4 million,
•higher payments for fuel inventory of $18.3 million primarily due to higher gas purchases and higher per unit lignite costs,
•lower Cleco Katrina/Rita storm restoration surcharge collections from customers of $13.4 million as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020,
•lower cash receipts of advance deposits for operations and maintenance costs on jointly owned generating units of $7.1 million,
•higher vendor payments of $6.9 million primarily due to higher purchases of supplies and materials,
•higher payments to vendors of $4.4 million primarily due to higher purchased power, and
•higher payout for employee benefits of $3.3 million.

These decreases were partially offset by:

•lower payments for affiliate settlements of $42.8 million and
•lower pension plan contributions of $12.3 million.

Net Investing Cash Flow
Net cash used in investing activities was $200.7 million and $229.8 million during the nine months ended September 30, 2020, and 2019, respectively. Net cash used in investing activities decreased $29.0 million primarily due to:

•lower additions to property, plant, and equipment, net of AFUDC, of $27.6 million and
•higher returns of equity investment in investees of $3.5 million.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Net Financing Cash Flow
Net cash provided by financing activities was $261.9 million during the nine months ended September 30, 2020. Net cash used in financing activities was $21.0 million during the nine months ended September 30, 2019. Net cash provided by financing activities increased $282.9 million primarily due to:

•the borrowing of a $125.0 million term loan in August 2020,
•higher draws on revolving credit facilities of $117.0 million,
•lower payments on revolving credit facilities of $33.0 million, and
•lower repayments of long-term debt of $9.5 million.

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

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks due to a physical or cyber attack or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Information and Supply Chain Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each month, management provides cybersecurity updates to Cleco’s Asset Management Committee. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors —
Operational Risks — Technology and Terrorism Threats” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The federal regulation classifies CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act and allows beneficial use of CCRs with some restrictions. The rule establishes extensive requirements for existing and new CCR landfills and surface impoundments. These requirements include all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. As a result of the Court of Appeals for the D.C. Circuit vacating several requirements in the CCR regulation, on December 2, 2019, the EPA published a proposed rule titled Hazardous and Solid Waste Management System: Disposal of Coal Combustion Residuals From Electric Utilities; A Holistic Approach to Closure Part A: Deadline To Initiate Closure (Part A rule). The proposed regulation was finalized on August 28, 2020, and sets deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impacted impoundments. By the November 30, 2020, deadline, Cleco will submit an application to the EPA specifying its intended course of action in order to comply with the final rule. The application is subject to EPA approval.
In September 2017, the EPA published a rule postponing for a two year period the earliest compliance dates for some of the wastewater streams that fall under the Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category rule. On October 13, 2020, the EPA published final revisions to the rule that would revise the technology-based effluent limitation guidelines and standards applicable to flue gas desulfurization and bottom ash transport waste waters. The rule may require costly technological upgrades at Cleco’s facilities, particularly if additional wastewater treatment systems are required to be installed or if waste streams must be eliminated. Until Cleco and the agencies have come to agreement on how compliance with the rule will be achieved, management cannot predict what the final standards will entail, what controls the EPA and

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
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
On December 17, 2019, the LPSC initiated an audit on program years three and four to consider all program costs. Cleco Power has responded to several sets of data requests regarding the audit. A preliminary report has been received by Cleco Power with no material findings. Cleco Power has program year 2019 and thereafter subject to audit. Management is unable to predict or give a reasonable estimate of the outcome of the audit.
Generally, utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. On October 21, 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated LCFC revenues until such a time that base rates reset, which is expected in the first half of 2021.
Wholesale Rates
The rates Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco’s next triennial market power analysis is expected to be filed in December 2020.

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
A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. On October 17, 2019, Cleco Power’s NERC Reliability Standards audit was completed. The final report was issued on October 31, 2019. The final disposition of the single notice of potential violation

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
resulted in no financial penalty. The Cleco Cajun NERC Reliability Standards audit occurred during April 2019. There were no violations or areas of concern discovered during the Cleco Cajun audit.
A NERC Critical Infrastructure Protection (CIP) audit is also conducted every three years. Cleco Power’s current NERC CIP audit began in the second quarter of 2020. The audit was completed on August 14, 2020. The final report was issued on November 5, 2020. Cleco Cajun’s most recent CIP audit occurred during June 2019. The final report was issued on June 27, 2019.
Management is unable to predict the final financial outcome of the most recent Cleco Cajun CIP audit, the current Cleco Power CIP audit or any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part II, Item 1A, “Risk Factors — Regulatory Compliance — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
Cleco monitors and manages its credit risk exposure through credit risk management policies and procedures that include:

•routine review of counterparty credit quality and credit exposure,
•entering into industry standard master agreements with specific terms and conditions for credit exposure and non-performance, and
•exchanging guarantees or forms of cash equivalent collateral for financial assurance.

For more information, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Resources — General Considerations and Credit-Related Risks.”

Liquidity Risk
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Future actions or inactions of the federal government, including a failure to increase the government debt limit, could increase the actual or perceived risk that the U.S. may not pay its obligations when due and may disrupt financial markets, including capital markets, potentially limiting availability and increasing costs of capital. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its businesses. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective revolving credit facilities based on the highest rating held. For more information, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”

Interest Rate Risk
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate revolving credit facility with fixed-rate debt. Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At September 30, 2020, Cleco Holdings had $88.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at an all-in interest rate of 2.035%. The borrowing costs under Cleco Holdings’ revolving credit facility currently are equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.30%.
At September 30, 2020, Cleco Holdings had $330.0 million long-term variable rate bank term loans outstanding. One bank term loan had a balance of $300.0 million outstanding, at an interest rate of LIBOR plus 1.875%, for an all-in interest rate of 2.035% at September 30, 2020. Another bank term loan had a balance of $30.0 million outstanding, at an interest rate of LIBOR plus 1.875%, for an all-in interest rate of 2.035% at September 30, 2020. Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $4.2 million on an annualized basis. The weighted average rate for all outstanding term loan debt at Cleco Holdings for the nine months ended September 30, 2020, was 2.38%.
At September 30, 2020, Cleco Power had $150.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 1.41%. Cleco Power’s borrowing costs under its $300.0 million revolving credit facility currently are equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
At September 30, 2020, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of 1.40%. Each 1% increase in the interest rate applicable to Cleco Power’s short- and long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $2.8 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the nine months ended September 30, 2020, was 1.41%.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco Power and Cleco Cajun’s financial performance can be impacted by changes in commodity prices that impact fuel costs, generation revenues, and customer supply cost and revenue. Cleco’s Energy Market Risk Management Policy authorizes hedging commodity price risk with physical or financially settled derivative instruments within approved guidelines and limits of authority. Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
Cleco Power and Cleco Cajun, individually, may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO LMP nodes when serving customer load. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During the three and nine months ended September 30, 2020, Cleco Cajun entered into other commodity derivative contracts including fixed price physical forwards and financially settled swap transactions.
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets at September 30, 2020:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$7,907
Current	Energy risk management liabilities	(2,580)
Other commodity derivatives
Current	Energy risk management assets	12,067
Non-current	Other deferred charges	5,276
Commodity-related contracts, net		$22,670

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$7,177
Current	Energy risk management liabilities	(1,765)
Commodity-related contracts, net		$5,412

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
Cleco monitors the Value at Risk (VaR) of its other commodity derivative contracts requiring derivative accounting treatment. Cleco applies a portfolio VaR covariance analytical approach within a 5-day holding period at a 95% confidence interval. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market price volatilities.
The following table presents the VaR of other commodity derivative contracts for the three and nine months ended September 30, 2020, as well as the VaR at September 30, 2020, based on these assumptions:

		FOR THE THREE MONTHS ENDED SEPT. 30, 2020			FOR THE NINE MONTHS ENDED SEPT. 30, 2020
(THOUSANDS)	AT SEPT. 30, 2020	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$6,347	$6,347	$4,196	$5,083	$6,507	$2,087	$4,746
For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting
Policies — Derivatives and Other Risk Management Activity” and “Note 7 — Fair Value Accounting — Commodity Contracts.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of September 30, 2020. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are ineffective as of September 30, 2020, due to the material weaknesses in internal control over financial reporting as previously disclosed in Part II, Item 9A, “Controls and Procedures” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
In light of the foregoing conclusion, the Registrants undertook additional procedures to allow the Registrants’ management to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Accordingly, the Registrants’ management concluded that the Registrants’ condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2020, fairly present, in all material respects, the Registrants’ financial position, results of operations, and cash flows for the periods presented in such financial statements.

Remediation Plan
The Registrants began taking steps to remediate the underlying cause of these material weaknesses and improve the design and operating effectiveness of its internal control over financial reporting during the three month period ending September 30, 2019, and has continued this effort through September 30, 2020.
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

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting, with the exception of the remediation efforts discussed above.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS

The following risk factors, which supplement the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and updates the risk factor disclosed in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, could have a material adverse effect on results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants.

OPERATIONAL RISKS

COVID-19
The Registrants face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce, and cybersecurity risks, which could have a material adverse impact on the results of operations, financial condition, cash flows or liquidity of the Registrants.
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
Beginning on March 13, 2020, and as a result of an LPSC executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies to help customers facing financial challenges related to the COVID-19 pandemic. On July 1, 2020, the LPSC issued an order ending the moratorium on disconnections effective July 16, 2020. However, Cleco extended its suspension and reinstated disconnections and late fees beginning October 1, 2020. On July 16, 2020, Cleco began setting up interest-free payment plan arrangements for customers with past due balances to be repaid over a period of up to 18 months. Failure to collect these balances could negatively impact Cleco’s cash flow. The LPSC, in response to a federal mandate or otherwise, could impose restrictions on the rates Cleco charges to provide its services, including the inability to implement approved rates, or delay actions with respect to Cleco’s rate cases and filings. For example, on June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP, with anticipated new rates being effective July 1, 2020. However, due to COVID-19, there has been a delay in the current base rate case and Cleco Power now anticipates new rates to be effective in the first half of 2021. In addition, the COVID-19 pandemic may affect Cleco’s ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements. Additionally, as the EPA and many state environmental agencies have issued enforcement discretion policies for such issues, it is unclear whether the effect of any possible noncompliance due to COVID-19 will be material.
On May 18, 2020, Cleco reopened customer service offices implementing precautionary protective measures and protocols to allow in-person meetings with restrictions in size and mandatory protective gear. Cleco has also implemented precautionary measures for employees or contractors testing positive for COVID-19, exhibiting COVID-19 symptoms, or awaiting COVID-19 test results. In the event a substantial portion of Cleco’s workforce were to be impacted by COVID-19 for an extended period of time, Cleco may face challenges with respect to its services or operations, and it may not be able to execute its capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, Cleco, its suppliers, and other business counterparties to experience operational delays. The COVID-19 outbreak may significantly worsen in the U.S. during the upcoming winter months, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the reopening of the economy may be further curtailed. Cleco has modified and continues to modify certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access Cleco’s facilities or customer sites could adversely affect its operations. Also, Cleco has a limited number of highly skilled employees for some of its operations. If a large proportion of Cleco’s employees in those critical positions were to contract COVID-19 at the same time, Cleco would rely upon its

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q
business continuity plans in an effort to continue operations at its facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to Cleco’s operations that could result from shortages of highly skilled employees.
As many of Cleco’s employees and third-party service providers work remotely in accordance with government mandates, Cleco faces heightened cybersecurity risks related to unauthorized system access, aggressive social engineering tactics, and adversaries attacking the information technology systems, network infrastructure, technology and facilities used to conduct its businesses. Cleco will continue to monitor developments affecting its employees, customers, and operations.
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

Weather Sensitivity
Cleco’s operations and power generation could be harmed due to the impact of severe weather or other natural disaster, which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Severe weather, such as hurricanes and tropical storms, and other natural disasters, such as floods, could cause major damage to Cleco’s equipment and facilities, disruptions in service, and damage to the properties of Cleco’s customers. For example, in August and October 2020, Cleco’s service territory sustained substantial damage from three separate hurricanes. On August 27, 2020, Hurricane Laura made landfall hitting the southwest coast of Louisiana causing power outages for approximately 140,000 of Cleco Power’s electric customers. On October 9, 2020, Hurricane Delta made landfall in southwest Louisiana resulting in power outages for approximately 132,000 of Cleco Power’s electric customers. On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana resulting in power outages for approximately 73,000 of Cleco Power’s electric customers.
Any future severe weather or other natural disaster could cause damage to, or the loss of, Cleco’s equipment and facilities, which could result in Cleco incurring additional costs, such as the cost to restore service, repair damaged facilities, or obtain replacement power. Damage to the properties of Cleco’s customers as a result of severe weather or other natural disaster could result in reduced demand for and usage of electricity in Cleco’s service territory and the service territory of Cleco’s wholesale customers. Severe weather or other natural disasters could also disrupt the delivery of equipment and supplies necessary to Cleco’s business. Cleco Power’s recovery of severe weather or other natural disaster costs is subject to LPSC review and approval, and the LPSC could disallow timely and full recovery of the costs incurred. These risks and other possible effects of severe weather and natural disasters could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

REGULATORY RISKS

Storm Restoration Costs
Cleco Power’s ability to recover costs resulting from Hurricanes Laura, Delta, and Zeta are subject to LPSC review and approval, and recovery of some costs could be disallowed.
On August 27, 2020, Hurricane Laura made landfall in southwest Louisiana as a Category 4 storm causing catastrophic damage to portions of Cleco’s service territory and causing power outages for approximately 140,000 of Cleco Power’s electric customers located primarily in central and southwest Louisiana. Cleco Power sustained significant damage to its distribution and transmission facilities. Cleco Power’s current estimate of the total storm restoration costs related to Hurricane Laura is between $185.0 million and $190.0 million. On October 9, 2020, Hurricane Delta made landfall in southwest Louisiana as a Category 2 storm resulting in power outages for approximately 132,000 of Cleco Power’s electric customers located primarily in central and south Louisiana. Cleco Power’s current estimate of total storm restoration costs related to Hurricane Delta is between $50.0 million and $55.0 million. On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana as a Category 2 storm resulting in power outages for approximately 73,000 of Cleco Power’s electric customers located primarily in southeast Louisiana. Cleco Power’s current estimate of total storm restoration costs related to Hurricane Zeta is between $7.0 million and $8.0 million. Restoration costs incurred by Cleco Power from damages caused by Hurricanes Laura, Delta, and Zeta are subject to a prudency review by the LPSC in which Cleco Power will be required to demonstrate that the costs were prudently incurred. Accordingly, Cleco Power may not be able to recover some of the restoration costs incurred, which could be material. Cleco Power may seek recovery of a portion of the restoration costs through the issuance of dedicated securitization bonds, which would require prior approval by the LPSC and would be repaid over time through a system restoration charge imposed on Cleco Power’s customers. The inability of Cleco Power’s customers to continue paying their utility bills or a decision by the LPSC to deny Cleco Power’s request to recover incurred restoration costs could have a material adverse effect on the results of operations, financial condition, and cash flow of the Registrants.

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
10.1
Term Loan Agreement dated as of August 28, 2020 among Cleco Power LLC, the Lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2020)

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

CLECO POWER
10.1
Term Loan Agreement dated as of August 28, 2020 among Cleco Power LLC, the Lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 2, 2020)

31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2020 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 9, 2020