Form 10-K
period 2020-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2021-03-03
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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

Indicate by check mark if Cleco Corporate Holdings LLC is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark if Cleco Power LLC is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒    No ☐

Indicate by check mark whether Cleco Corporate Holdings LLC: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether Cleco Power LLC: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the Registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether Cleco Corporate Holdings LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):
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

CLECO
CLECO POWER	2020 FORM 10-K
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

CLECO
CLECO POWER	2020 FORM 10-K

GLOSSARY OF TERMS
References in Part III, Item 11 in this filing to “we,” “our,” and “the Company” mean Cleco Corporate Holdings LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ACE	Affordable Clean Energy
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Attala	Attala Transmission LLC, a wholly owned subsidiary of Cleco Holdings
BCI	British Columbia Investment Management Corporation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CCR	Coal combustion by-products or residual
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC (formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings) and its subsidiaries
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Novel coronavirus disease 2019 and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020
CPP	Clean Power Plan

CLECO
CLECO POWER	2020 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
CSAPR	Cross-State Air Pollution Rule
D&I	Diversity and Inclusion
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station.
EAC	Environmental Adjustment Clause
EAF	Equivalent Availability Factor
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
EGU	Electric Generating Unit
EFORd	Equivalent Forced Outage Rate on demand
EMT	Executive Management Team
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LCFC	Lost Contribution to Fixed Cost
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Compensation Plan
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide

CLECO
CLECO POWER	2020 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
NOx	Nitrogen oxide
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
NSPS	New Source Performance Standards
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
ppb	Parts per billion
Predecessor	Pre-merger activity of Cleco. Cleco has accounted for the 2016 Merger transaction by applying the acquisition method of accounting. The predecessor period is not comparable to the successor period.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
ROIC	Return on Invested Capital
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SAIDI	System Average Interruption Duration Index
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
STIP	Short-Term Incentive Plan
Successor	Post-merger activity of Cleco. Cleco has accounted for the 2016 Merger transaction by applying the acquisition method of accounting. The successor period is not comparable to the predecessor period.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2020 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Annual Report on Form 10-K, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on greenhouse gas emissions to mitigate concerns over global climate changes, possible effects on Cleco’s generation resources, or prohibitions or restriction on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•pandemics, including the current COVID-19 pandemic,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including, the effect of the trend toward distributed generation at customer sites,the loss of key suppliers for fuel, materials, or services or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts, including any effects of terrorism, cyberattacks, ransomware, or vandalism that may damage or disrupt information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans, which could be affected by any of the factors discussed herein,
•economic conditions in Cleco’s service areas, including the economy’s effects on customer demand for utility services,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•declining energy demand related to customer energy efficiency, conservation measures or increased distributed generation,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•deterioration in the creditworthiness of Cleco’s customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity or energy,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal proceedings and other contingencies,
•changes in actuarial assumptions, interest rates and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance cost and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,
•work-force factors, including aging workforce, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to recruit and retain qualified employees, and
•the unpredictability of civil unrest and its direct and indirect impact on Cleco.

CLECO
CLECO POWER	2020 FORM 10-K
For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2020, and 2019 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report on Form 10-K.
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

CLECO
CLECO POWER	2020 FORM 10-K

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
Cleco Power is a regulated electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. Cleco Power owns 10 generating units with a total rated capacity of 3,360 MW and serves approximately 290,000 customers in Louisiana through its retail business. Additionally, Cleco Power supplies wholesale power in Louisiana and Mississippi. Cleco Power was organized as a limited liability company under the laws of the state of Louisiana on December 12, 2000. Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana.
Cleco Cajun, organized on December 28, 2017, under the laws of the state of Louisiana, is an unregulated electric utility that owns 14 generating units with a total rated capacity of 3,379 MW and wholesale contracts serving nine Louisiana cooperatives, three wholesale municipal customers, and one electric utility. On February 4, 2019, the Cleco Cajun Transaction was completed. For more information on the Cleco Cajun Transaction, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”
Cleco and Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400. Cleco’s website is located at https://www.cleco.com. Cleco and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s electronically filed reports can also be obtained on the SEC’s website located at https://www.sec.gov. Cleco’s Governance Guidelines, Code of Conduct for Financial Managers, Ethics Guide, Conflicts of Interest and Related Policies, and the charters of its Boards of Managers’ Audit, Leadership Development and Compensation, Business Planning and Budget Review, Governance and Public Affairs, and Asset Management committees are available on its website and available in print upon request. Information on Cleco’s website or any other website is not incorporated by reference into this
Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.
Cleco Power meets the conditions specified in General Instructions I(1)(a) and (b) to Form 10-K and, therefore, is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this Annual Report on Form
10-K the information called for by the following Part II item of Form 10-K: Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations); and the following Part III items of Form 10-K: Item 10 (Directors, Executive Officers, and Corporate Governance of the Registrants), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), and Item 13 (Certain Relationships and Related Transactions, and Director Independence).

HUMAN CAPITAL
Cleco’s key human capital management objectives are to attract, retain, and develop top talent. To support these objectives, Cleco strives to provide a diverse, inclusive, and safe workplace. Cleco’s programs are designed to acquire talent and facilitate internal talent development to create a high-performing, diverse workforce; reward and support employees through competitive pay and benefits, as well as safety and wellness programs; enhance culture through efforts aimed at making the workplace more engaging and inclusive; facilitate programs that build connections between employees and communities; and evolve and invest in technology, tools, and resources to enable employees at work.
As of December 31, 2020, Cleco employed 1,465 employees, of whom 1,192 were professional, technical and craft employees,152 were field management, and 121 were corporate management. At December 31, 2020, Cleco Power employed 860 employees, of whom 730 were professional, technical and craft employees, 115 were field management, and 15 were corporate management. All of these employees were full-time. Approximately 9% of Cleco’s employees are covered by collective bargaining agreements. Cleco has not experienced strikes or work stoppages and believes it has good relations with its employees.

D&I
Cleco believes that diverse teams working in an inclusive environment are the primary drivers of better employee engagement, increased innovation, and higher customer satisfaction. With greater workplace diversity and inclusion, Cleco seeks to create the conditions for high performing teams to do their best work. Cleco’s recent efforts have been focused in three areas: building awareness and skills of the D&I Council; making observable changes in leadership diversity and inclusion behaviors; and strengthening diversity and inclusion communication and messaging. The following are some of Cleco’s D&I achievements related to such focus areas:

CLECO
CLECO POWER	2020 FORM 10-K
•empowered the Cleco D&I Council as a group of leaders to leverage diversity and inclusion to help make Cleco’s business stronger,
•signed the pledge for CEO Action for Diversity & Inclusion™ to communicate a commitment to diversity and inclusion actions,
•launched implicit bias awareness training to increase awareness of implicit bias and enhance the ability to manage diverse work teams in an inclusive work environment,
•increased diversity and inclusion communications internally and externally. Internally, a live, virtual panel of Cleco executives spoke about the importance and impact of diversity and inclusion and answered employee questions. Externally, Cleco’s website was updated to include an emphasis on Cleco’s diversity and inclusion efforts,
•established an Employee Resource Group framework to engage employees and allies in providing their perspective on thoughts and issues related to female and underrepresented groups, and
•launched the Cleco Power of a Promise Scholarship to educate and employ under-represented minorities and females in the central Louisiana area as well as sponsor the Diversity Scholars Program.

Cleco continues to recruit from historically black colleges and universities in Louisiana, including Grambling State University and Southern University.
In an effort to provide transparency into its efforts to increase underrepresented populations in Cleco’s workforce, Cleco intends to disclose its 2020 Consolidated EEO-1 Report after submission of the report to the U.S. Equal Employment Opportunity Commission. Cleco expects to submit the 2020 Consolidated EEO-1 Report in the second quarter of 2021.

Health, Safety, and Wellness
The success of Cleco’s business is fundamentally connected to the well-being of its employees. Accordingly, Cleco is committed to the health, safety, and wellness of its employees.
Cleco has a robust safety culture and programs to ensure its employees are safe at work and away from work. Over the past several years, Cleco has been striving to improve the safety culture in an effort to be a “world class” safety organization with top decile performance compared to peer companies with the goal of reaching target zero for injuries and accidents. To accomplish this goal, Cleco implemented several safety initiatives throughout the organization aimed at not only lagging indicators but also leading indicators in an effort to reduce the number and severity of safety incidents. Cleco utilizes employee-led safety teams throughout the company to drive the safety initiatives and provide feedback to senior management. All employees receive safety training including human performance designed to improve total organization performance.
Cleco provides its employees and their families with access to a variety of health and wellness programs, including programs that provide protection and security so they can have peace of mind concerning events that may require time away from work. Cleco also has programs that support employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage engagement in healthy behaviors. These include paid time off, family leave, flexible work schedules, employee assistance programs, tuition assistance, and on-site services, such as fitness centers, among many others.
In response to the COVID-19 pandemic, Cleco implemented significant changes that it determined to be in the best interest of its employees, as well as the communities in which it operates, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing essential on-site work. For more information about Cleco’s response to the COVID-19 pandemic, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19.”

Compensation and Benefits
Cleco is committed to offering market-competitive compensation and benefits. Its incentive plan reinforces and rewards individuals for achievement of specific company goals. This may include involvement of outside compensation advisors or use of benchmarking data. Cleco’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce and offer choice where possible so employees can customize their benefits to meet their needs and the needs of their families. These offerings include a 401(k) Plan, healthcare benefits, health savings and flexible spending accounts, and a variety of insurance options.

Talent Acquisition and Talent Development
Cleco prioritizes investing in the attraction and development of the talent needed to build a sustainable workforce. Cleco has revamped its recruiting and hiring practices, technologies, and resources and has also expanded its focus on continuous learning and development. Cleco has implemented “industry-leading” methodologies to assess performance and potential, provide coaching and feedback, and develop talent. Cleco provides a series of targeted management workshops to address leadership skill and competency gaps. Additionally, its performance management program provides an ongoing opportunity for employees and managers to engage in continuous dialogue and coaching aligned with its annual review process. Cleco also has a multitude of other resources, such as online learning platforms, that provide quick access to learning resources, tuition reimbursement, and executive talent and succession planning paired with a differentiated development approach. Cleco also encourages employees to engage in external workshops and organizations to address individualized development needs and stay abreast of industry and position-specific best practices.

Employee Engagement
Employee sentiment is important to Cleco. The company measures this throughout the year via an employee engagement survey. One of the key metrics used is the Employee Net Promoter Score (eNPS), an indicator of employees’ likelihood to recommend Cleco as a place of employment to friends and/or family. Cleco is proud to consistently receive a strong eNPS score year over year. Other important areas measured on the employee engagement survey include future outlook, leadership, safety, D&I, communications, vibrancy, and goals.
Cleco’s employee application, Pulse, is a mobile, two-way communication platform that allows for tracking of viewership, enables targeted messaging by employee segments, and offers key performance indicators to measure how our internal

CLECO
CLECO POWER	2020 FORM 10-K
communication supports Cleco’s business objectives. In support of our employee engagement efforts, Pulse is the cornerstone of communication for all employees in which 90% of Cleco employees are registered. Pulse has allowed Cleco to successfully reach employees during the COVID-19 pandemic, hurricanes, and winter storms. Pulse also enables forums such as D&I and safety.

Communities
Cleco believes that building connections between its employees and its communities creates a more meaningful, fulfilling, and enjoyable workplace. Cleco is committed to being a responsible company in the communities where it does business. Through Cleco’s technology platforms for employee giving, company matching, and volunteering program, employees are able to find and register for volunteer opportunities within their communities and use automated payroll deductions to donate to causes they are passionate about. For 2021, Cleco will match employee donations made to Louisiana qualifying causes dollar for dollar up to $1,000 per employee. Organizations are also able to enroll in the platform in order to receive donations faster and connect with corporate giving and volunteering opportunities at Cleco. Cleco also frequently collaborates with organizations on volunteer activities for its employees. Throughout the year, employees make a positive impact in their local communities and have found a multitude of special ways to continue volunteering during the COVID-19 pandemic.

Oversight and Governance
Cleco’s Leadership Development and Compensation Committee of the Board of Managers, through its charter, provides oversight of Cleco’s policies, programs, and initiatives focusing on workforce diversity and inclusion. Cleco’s Governance and Public Affairs Committee, through its charter, provides oversight of Cleco’s charitable donations, outreach, and economic development funding programs.

OPERATIONS

Cleco Power

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2020, and 2019 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2020, Cleco Power’s aggregate net electric generating capacity was 3,186 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time. On March 1, 2019, Cleco Power began to operate the Dolet Hills Power Station on a seasonal dispatch from June through September; however, the Dolet Hills Power Station will continue to be available to operate in other months, if needed. In June 2020, after thorough evaluation, management decided to retire the Dolet Hills Power Station. For more information regarding the Dolet Hills Power Station anticipated closure, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Dolet Hills Closure Costs.” Cleco Power anticipates filing an application with the LPSC in March 2021 giving notice that the Dolet Hills Power Station will be retired at the end of 2021 and requesting approval of the regulatory treatment and recovery of the stranded costs and decommissioning costs over 20 years.
The following table sets forth certain information with respect to Cleco Power’s generating facilities as of December 31, 2020:

GENERATING STATION	YEAR OF INITIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		413		natural gas	steam
Rodemacher Unit 2	1982	157	(2)	149	(2)	coal	steam
Madison Unit 3	2010	641		623		petroleum coke/coal	steam
Acadia Unit 1	2002	580		549		natural gas	combined cycle
Coughlin Unit 6	2000	264		248		natural gas	combined cycle
Coughlin Unit 7	2000	511		474		natural gas	combined cycle
Teche Unit 3	1971	359		331		natural gas	steam
Teche Unit 4	2011	33		34		natural gas	combustion
Dolet Hills Power Station	1986	325	(3)	318	(3)	lignite	steam
St. Mary Clean Energy Center	2019	50		47		waste heat	steam
Total generating capability		3,360		3,186
(1) Based on capacity testing of the generating units and operational tests performed between February and August 2020. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(2) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
(3) Represents Cleco Power’s 50% ownership interest in the capacity of Dolet Hills, a 650-MW generating unit.

CLECO
CLECO POWER	2020 FORM 10-K
The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2020	11,801	101.5%
2019	12,552	103.0%
2018	11,848	94.6%
2017	10,864	91.1%
2016	12,759	103.6%

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
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

		LIGNITE		COAL	NATURAL GAS		PETROLEUM COKE		RENEWABLES	WEIGHTED AVERAGE COST PER MWh
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	PERCENT OF GENERATION
2020	$159.10	2.9%	$25.49	9.1%	$16.97	66.2%	$17.40	20.3%	1.5%	$21.90
2019	$119.88	4.7%	$24.60	11.3%	$21.18	69.1%	$26.54	14.2%	0.7%	$26.85
2018	$93.88	6.9%	$22.55	16.7%	$26.81	52.6%	$26.54	23.8%	—	$30.66
2017	$44.70	8.9%	$24.75	12.4%	$27.19	51.3%	$22.50	27.4%	—	$27.16
2016	$50.39	13.0%	$28.13	9.3%	$20.84	52.9%	$18.77	24.8%	—	$24.86

Power Purchases
Cleco Power is a participant in the MISO market. MISO makes economic and routine dispatch decisions regarding Cleco Power’s generating units. Power purchases are made at prevailing market prices, also referred to as LMP, which are highly correlated to natural gas prices. LMP includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have higher LMPs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.” For information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2. During 2020, Cleco Power contracted with Arch Coal, LLC to provide Cleco Power’s coal needs at Rodemacher Unit 2, utilizing short-term coal agreements. The coal supply agreements were fixed-price contracts. For 2021, Cleco Power intends to meet its coal needs through short-term coal agreements which are expected to be fixed-price contracts. For the transportation of coal, Cleco Power renewed its agreement on January 1, 2020, with Union Pacific Railroad Company to transport coal from Wyoming’s Powder River Basin to Rodemacher Unit 2. The agreement is for three years, expiring December 31, 2022. Cleco Power leases 113 railcars to transport its coal under one lease which expires on March 31, 2021. Currently, Cleco Power is exploring multiple railcar lease options, including the renewal of its current lease, to continue its coal transportation once this current lease expires.
The continuous supply of coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. At December 31, 2020, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 142,000 tons (approximately a 59-day supply).
Cleco Power uses a combination of petroleum coke and Illinois Basin coal for generation at Madison Unit 3. Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region. During 2020, Cleco received its petroleum coke supply from multiple refineries located along the upper and lower Mississippi River. Cleco purchased slightly more than 825,000 tons of petroleum coke during 2020, all of which were either an evergreen extension of a previous agreement or a negotiated agreement for one year ending December 31, 2020. For 2021, Cleco has contracted for 850,000 tons of petroleum coke from multiple refineries located along the upper and lower Mississippi River through one-year agreements ending December 31, 2021. The agreements are priced according to the Advisian Worley Group (formerly Jacobs Consultancy) Pace Petroleum Coke Quarterly Monthly Price Index or the “PACE” Monthly Index.
During 2020, Cleco purchased approximately 394,000 tons of Illinois Basin coal. Cleco Power uses Louisiana waterways, such as the Mississippi River and the Red River, to

CLECO
CLECO POWER	2020 FORM 10-K
deliver both petroleum coke and Illinois Basin coal to the Madison Unit 3 plant site. The continuous supply of petroleum coke and Illinois Basin coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Savage Inland Marine is Cleco Power’s primary transportation coordinator and provider. Cleco Power has a logistics agreement with Savage Inland Marine that is set to expire in March 2028. At December 31, 2020, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 173,000 tons and Cleco Power’s Illinois Basin coal inventory at Madison Unit 3 was approximately 221,000 tons. The total fuel inventory was 394,000 tons (approximately a 59-day supply).
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
In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of their intent to cease mining by June 2020. By September 30, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. Cleco Power expects to have sufficient lignite fuel available to continue seasonal operations of the Dolet Hills Power Station through 2021. The cost of lignite per MWh increased during 2020 as compared to 2019 primarily due to the mine continuing to incur fixed costs, despite fewer tons of lignite mined compared to prior years. At December 31, 2020, Cleco Power’s lignite inventory at Dolet Hills was approximately 154,000 tons (approximately a 25-day supply).
For more information regarding the various mines and the anticipated closure of the Dolet Hills Power Station, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Dolet Hills Closure Costs” and Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees,” and for more information on Oxbow, see Note 14 — “Variable Interest Entities.”

Natural Gas Supply
During 2020, Cleco Power purchased 63.1 million MMBtu of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table:

NATURAL GAS SUPPLIER	2020 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Tenaska Marketing Ventures	19,398,593	53,147	30.7%
Mansfield Power and Gas	14,348,574	39,311	22.7%
Cima Energy LP	9,396,459	25,744	14.9%
Kaiser Marketing Appalachian LLC	3,875,000	10,616	6.1%
Spire Marketing, Inc.	3,623,400	9,927	5.7%
Shell Energy North America	2,864,481	7,848	4.5%
Sabine Pass Liquefaction, LLC	1,860,200	5,096	2.9%
BP Energy Company	1,762,230	4,828	2.8%
Sequent Energy Management	1,555,800	4,262	2.5%
Others	4,420,893	12,112	7.2%
Total	63,105,630	172,891	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities that allow it to access various natural gas supply markets and maintain a reliable, economical fuel supply for Cleco Power’s customers.
Natural gas was available without interruption throughout 2020. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. During 2020, in order to partially address potential natural gas fuel curtailments and interruptions, Cleco contracted for natural gas firm transportation with several interstate pipelines for a period of one year ending in late 2021.
Cleco also uses underground salt dome gas storage to help mitigate supply disruptions to Cleco Power’s generating facilities and to operationally balance gas supply to its units. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. At December 31, 2020, Cleco Power had 1.6 million MMBtu of gas in storage. Currently, Cleco Power anticipates that its diverse supply options and gas storage, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies.

Sales
Cleco Power’s 2020 and 2019 system peak demands, which occurred on July 13, 2020, and September 6, 2019, were 2,536 MW and 2,492 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. For information on the effects of future energy sales on Cleco Power’s results of operations, financial condition, and cash flows, see Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” and “— Weather Sensitivity.”

CLECO
CLECO POWER	2020 FORM 10-K
Reserve margin is the net capacity resources (either owned or purchased) less native load demand, divided by native load demand. Members of MISO submit their forecasted native load demand to MISO each year. During 2020, Cleco Power’s reserve margin was 30.5%, which was above MISO’s unforced planning reserve margin benchmark of 8.9%. During 2019, Cleco Power’s reserve margin was 31.7%, which was also above MISO’s unforced planning reserve margin benchmark of 7.9%. Cleco Power expects to meet or exceed MISO’s unforced planning reserve margin benchmark of 9.4% in 2021. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”
In response to the COVID-19 pandemic, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment from March 13, 2020 through July 16, 2020. As a result of this executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies, which resulted in no additional charge-offs during the second and third quarters of 2020. Cleco resumed disconnections and late fees beginning October 1, 2020. On July 16, 2020, Cleco Power began setting up payment plan arrangements for customers with past due balances to be repaid over a period of up to 18 months. For more information about the impact of the COVID-19 pandemic on sales, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19.”
In August and October 2020, Cleco Power's distribution and transmission systems sustained substantial damage from three separate hurricanes, resulting in significant outages for its customers. On August 27, 2020, Hurricane Laura made landfall hitting the southwest coast of Louisiana causing power outages for approximately 140,000 of Cleco Power’s electric customers. On October 9, 2020, Hurricane Delta made landfall in southwest Louisiana resulting in power outages for approximately 132,000 of Cleco Power’s electric customers. On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana resulting in power outages for approximately 73,000 of Cleco Power’s electric customers. For more information on Hurricanes Laura, Delta, and Zeta, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Hurricanes Laura, Delta, and Zeta.”
Customers
Cleco Power did not have a significant customer that accounted for 10% or more of Cleco or Cleco Power’s consolidated revenue in 2020, 2019, or 2018. For more information regarding Cleco Power’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Capital Investment Projects
For a discussion of certain Cleco Power major capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Bayou Vista to Segura Transmission Project” and “— DSMART Project.”

Capital Expenditures and Financing
For information on Cleco Power’s capital expenditures, financing, and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

Cleco Cajun

Power Generation
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in NRG South Central. As a result, Cleco Cajun became a reportable segment. For more information about the Cleco Cajun Transaction, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”
In December 2020, Cleco Cajun retired the 176-MW Sterlington generating facility located in Sterlington, Louisiana. As the facility had reached the end of its useful life, Cleco Cajun determined that it would be more cost effective to retire the Sterlington generating facility than it would be to make the necessary improvements to continue its operation.
The following table sets forth certain information with respect to Cleco Cajun’s generating facilities:

GENERATING STATION	COMMENCEMENT OF COMMERCIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Bayou Cove (2)	2002	225	(4)	219	(4)	natural gas	combustion
Big Cajun I
Unit 1 and Unit 2	1972	220		185		natural gas	steam
Unit 3 and Unit 4	2001	210		178		natural gas	combustion
Big Cajun II
Unit 1	1981	580		537		coal	steam
Unit 2	1982	540		579		natural gas	steam
Unit 3	1983	341	(5)	323	(5)	coal	steam
Cottonwood (3)	2003	1,263		1,165		natural gas	combined cycle
Total generating capability		3,379		3,186
(1) Based on capacity testing of the generating units and operational tests performed between September 2019 and August 2020. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(2) Units 2, 3, and 4.
(3) Units 1, 2, 3, and 4. Upon closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback. For more information on the Cottonwood Sale Leaseback, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”
(4) Represents Cleco Cajun’s 225-MW ownership interest in the capacity of Bayou Cove, a 300-MW generating station.
(5) Represents Cleco Cajun’s 58% ownership interest in the capacity of Big Cajun Unit 3, a 588-MW generating unit.

CLECO
CLECO POWER	2020 FORM 10-K
Fuel and Purchased Power
Cleco Cajun uses coal and natural gas for its power generation resources. Cleco Cajun procures these fuels under contracts from a variety of suppliers and transporters. Cleco Cajun maintains an inventory of coal supply on-site at its coal generating facilities. Cleco Cajun has a lease for 135 railcars for coal transportation, which commenced in February 2019 with an initial term of 12 months. On January 27, 2020, this lease was renewed and is set to expire on March 31, 2021. However, at the end of the current term, this lease will renew for additional one-month terms unless Cleco Cajun chooses to terminate.

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

Competition
Competition for Cleco Cajun’s customers is limited through 2025, when the majority of the wholesale electric supply contracts terminate. Cleco Cajun is currently participating in co-operative requests for proposals for load after 2025. Failure to recontract current cooperative load or enter into new contracts to replace the existing contracts could have a material adverse effect on Cleco Cajun's results of operations, financial condition, or cash flows. Within MISO, competitors typically comprise of investor-owned utilities, independent power producers, power marketers, and power plant developers. These entities typically compete on the basis of price, reliability, and residual risk to the purchasing customer and its end users.

Customers
Cleco Cajun did not have a significant customer that accounted for 10% or more of Cleco’s consolidated revenue in 2020 or 2019. For more information regarding Cleco Cajun’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Capital Expenditures
For information on Cleco Cajun’s capital expenditures and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

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
Cleco Cajun is subject to the jurisdiction of FERC with respect to transmission tariffs, interconnections with other utilities, reliability, and the transmission of power. The rates Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers are subject to FERC’s triennial market power analysis. The most recent triennial power analysis was filed on December 23, 2020.
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
Cleco Power’s FRP had a four-year term, and was set to expire in June 2018. As a result of the 2016 Merger, the FRP was extended an additional two years with an expiration of June 2020, and Cleco Power was required to file a new base rate case with the LPSC in June 2019 with any change in rates to be implemented in July 2020. On June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP. However, there has been a delay in the current base rate case. Cleco Power has responded to multiple sets of data requests relating to the new FRP. Unless the 2014 FRP were to be extended by order of the LPSC, the FRP rates established in July 2019 will remain in effect. An FRP monitoring report for the 12-month period ending June 30, 2020, was not required. Cleco Power anticipates new rates to be effective in the first half of 2021. However, management is unable to determine the outcome of the base rate case relating to the new FRP.
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

CLECO
CLECO POWER	2020 FORM 10-K
and are subject to periodic review by the LPSC. For more information on the EAC and the most recent environmental audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
For more information on the regulatory impacts of the TCJA on Cleco Power and the LPSC Staff’s FRP reviews, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — TCJA” and “— FRP.”
For more information on Cleco Power’s retail rates, including Cleco Power’s FRP, see Item 1A, “Risk Factors — Regulatory Risks — Cleco Power’s Rates,” “— Retail Electric Service,” and “— LPSC Audits” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Retail Rates of Cleco Power.” For more information on Cleco’s wholesale rates, see Item 1A, “Risk Factors — Regulatory Risks — Wholesale Electric Service” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Wholesale Rates.”

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

•the ability of electric utilities to recover stranded costs,
•the impact of the TCJA on regulated public utilities,
•the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,
•the role of electric utilities and independent transmission providers in competitive bidding in the construction of new transmission facilities,
•the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,
•FERC’s assessment of market power and a utility’s ability to buy generation assets,
•mandatory transmission reliability standards,
•NERC’s imposition of additional reliability and cybersecurity standards,
•the authority of FERC to grant utilities the power of eminent domain,
•increasing requirements for renewable energy sources,
•demand response and energy efficiency standards,
•comprehensive multi-emissions environmental regulation in the areas of air, water, and waste,
•regulation of greenhouse gas emissions,
•regulation of the disposal and management of CCRs from coal-fired power plants, and
•FERC’s increased ability to impose financial penalties.

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

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery of the costs to comply with certain environmental laws and regulations from its retail customers. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its

CLECO
CLECO POWER	2020 FORM 10-K
environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact the results of operations, financial condition, or cash flows of the Registrants. For Cleco Power’s expected capital expenditures related to environmental compliance in 2021, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

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

Regional Haze State Implementation Plan (SIP)
The CAA contains a regional haze program with the goal of returning Class I Federal areas of the nation to natural visibility by 2064. States are required to develop a regional haze SIP and revise it every ten years. A SIP must include requirements for the installation of Best Available Retrofit Technology (BART) for applicable EGUs in Louisiana. The EPA issued a final approval of the Louisiana SIP for the first planning phase in December 2017. Although the approval was appealed to the U.S. Court of Appeals for the Fifth Circuit by the Sierra Club and the National Parks Conservation Association, the court denied all the challenges to the EPA’s approval of the Louisiana Regional Haze SIP. Because the Louisiana SIP mandates use of existing controls and participation in the Cross State Air Pollution rule as BART, Cleco does not believe the Louisiana SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants. The second planning period for the regional haze program covers the period from 2018 through 2028 and requires states to adopt SIPs that make reasonable further progress toward achieving natural visibility conditions in Class I Federal areas. The SIP for the second planning phase is due to be submitted to the EPA by July 31, 2021. Until the LDEQ determines what the reasonable progress requirements are for Cleco units and completes its update of the SIP and the EPA approves the SIP, Cleco is unable to predict if the second phase SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Acid Rain Program
The CAA also established the Acid Rain Program to address the effects of acid rain and imposed restrictions on acid rain-causing SO2 emissions from certain generating units. The CAA requires these EGUs to possess a regulatory allowance for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. Cleco had sufficient allowances for operations in 2020 and expects to have sufficient allowances for 2021 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units.
Compliance with the acid rain permit limits for NOx has been achieved at all affected facilities.

CSAPR
In October 2016, the EPA published the finalized CSAPR update for the 2008 ozone NAAQS in the Federal Register. As a result, the EPA proposed Federal Implementation Plans (FIP) that update the EGU CSAPR NOx ozone-season emission budgets and implemented the budgets through the existing CSAPR NOx ozone-season allowance trading program. The FIP required implementation beginning with the 2017 ozone season. These rules did not have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
On September 13, 2019, the D.C. Circuit Court of Appeals partially remanded the CSAPR update rule to the EPA because the rule did not set a deadline by which upwind states must eliminate their significant contribution to downwind states’ NAAQS nonattainment. In response to the remand of the rule, on October 30, 2020, the EPA published a proposed rule in the Federal Register, Revised Cross-State Air Pollution Rule Update for the 2008 ozone NAAQS. However, until the EPA and LDEQ have published and implemented the plan, Cleco is unable to predict if this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
In October 2015, the EPA promulgated a revision to the 2015 ozone NAAQS, lowering the level of both the primary and secondary standards to 70 ppb. Under the CAA, each state is required to submit a SIP that provides for the implementation, maintenance and enforcement of each primary and secondary NAAQS. In particular, each SIP must contain adequate provisions prohibiting emissions activity within the state which will contribute significantly to non-attainment or interfere with maintenance by any other state with respect to any such primary or secondary ambient air quality standard. This “good neighbor” SIP is to be submitted to the EPA by the state within three years of promulgation of a new or revised NAAQS. The EPA determined that the SIP submittal by Louisiana meets the SIP completeness criteria. However, on February 28, 2020, the EPA issued a proposed rule that indicated it would take separate actions on sub elements of the SIP that are to prohibit emissions to other states which will (1) significantly contribute to nonattainment of the NAAQS and (2) interfere with maintenance of the NAAQS. Cleco is unable to predict the future impact of any requirements imposed under the “good neighbor” SIP for the 2015 ozone NAAQS.

MATS
For more information on the legal proceedings of the MATS ruling, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”
On February 7, 2019, the EPA published in the Federal Register a proposed rule in which it proposed to find, after considering the cost of compliance relative to the hazardous air pollutant (HAP) benefits, that regulation of HAP emissions under section 112 of the CAA is not appropriate and necessary, which would reverse the EPA’s prior conclusions. However, the EPA further proposed that this new determination would not remove the Coal-and Oil-Fired source category from the CAA list of sources that must be regulated and would not

CLECO
CLECO POWER	2020 FORM 10-K
affect the existing HAP emissions standards. In addition, the proposal presented the results of the required residual risk and technology review which indicate that residual risks due to HAP emissions from this source category are acceptable and that the current standards provide an ample margin to protect human health. The proposed rule was finalized and published in the Federal Register on May 22, 2020. The final regulation mirrors the elements of the proposed rule. Cleco is in compliance with the rule. This rule did not have a material impact on the results of operations, financial condition, or cash flows of the Registrants. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. On January 20, 2021, the new Presidential administration issued an executive order which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The order specifically directs the EPA to consider issuing a proposed rule by August 2021 to suspend, revise, or rescind the rule.
On April 12, 2019, the EPA published in the Federal Register proposed amendments to the National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines to address the results of the required periodic residual risk and technology review of the regulations. The EPA proposed to find that risks from this source category due to air toxics emissions are acceptable and that the existing rule provides an adequate margin of safety to protect public health. The EPA also identified no new cost-effective controls under the technology review that would achieve further emissions reductions from the source category. In addition, the EPA proposed to remove the stay of effectiveness of the emission standards for new lean premix and diffusion flame gas-fired turbines that had been promulgated in 2004. If the stay were lifted as proposed, emission limits could be applied to new or reconstructed lean premix and diffusion flame turbines. In the final rule, which was published in the Federal Register on March 9, 2020, the EPA did not take final action to lift the stay of effectiveness. However, on August 13, 2020, the EPA granted a petition for reconsideration of certain aspects of the EPA’s residual risk and technology review. The EPA indicated it will undertake a rulemaking to address issues in the petition, but also noted that a petition to delist the entire source category remains pending and their decision on that petition could impact this planned rulemaking. Until the EPA has responded to the petitions, Cleco cannot determine if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrant.

CPP/ACE and NSPS
In August 2015, the EPA released the final guidelines referred to as the CPP. These guidelines provided each state with standards for CO2 emissions from the existing units of the state’s utility industry. The EPA derived the limits for each state through a strategy involving a combination of unit efficiency improvements, dispatching away from boilers to combined cycle units, and applying renewable energy. The CPP required significant reductions of CO2 emissions and set interim and final CO2 emission goals for each state. The interim emission goals were scheduled to begin in 2022, with final emission goals required by 2030. In February 2016, the U.S. Supreme Court issued a stay of the CPP to remain in place until the D.C. Circuit Court of Appeals ruled on the merits and any ruling from the U.S. Supreme Court.
In August 2015, the EPA released the NSPS rules for CO2 emissions from new, modified, or reconstructed units. The rules set requirements and conditions with respect to CO2 emission standards for new units and those that are modified or reconstructed. Cleco does not anticipate a modification or reconstruction of its existing sources that would trigger the application of the CO2 emission limits.
In March 2017, the executive order of Energy Independence was issued. Among other measures, the order directed the EPA to review the CPP, the proposed FIP for the CPP, and the GHG new source performance standards (NSPS). On July 8, 2019, the EPA published in the Federal Register a final rule repealing the CPP and issuing a replacement to the CPP, informally known as the ACE rule. The ACE rule requires state agencies to set standards of performance for each affected generating unit and submit the implementation plan to the EPA for approval by July 8, 2022, with compliance expected within 24 months thereafter. On January 19, 2021, the D.C. Circuit Court of Appeals ruled that the EPA’s repeal of the CPP and its 2019 promulgation of ACE were unlawful. The Court therefore issued an order to vacate and remand ACE to the EPA. The Court’s mandate has not yet been issued to allow parties to request reconsideration of the ruling. On January 20, 2021, the new Presidential administration issued an executive order which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The administration also released a non-exhaustive list of agency actions to be reviewed, which includes the ACE rule. Until the Court’s opinion has been determined to be final and the EPA has responded to the Court’s opinion and executive order, management cannot determine the future regulatory requirements for GHGs for the utility industry and the potential impact on Cleco’s existing affected units. However, any new rules that require significant reductions in CO2 emissions for existing EGUs could require significant capital expenditures or curtailment of operations of certain EGUs to achieve compliance.
In December 2018, the EPA published proposed rules to replace the August 2015 NSPS rules for CO2 emissions from new, modified, or reconstructed units. As with the current NSPS rules, the proposed rules set requirements and conditions with respect to CO2 emission standards for new, modified, or reconstructed units. Cleco does not anticipate a future modification or future reconstruction of its existing units, as defined in the proposal, that would trigger the application of the proposed CO2 emission limits. Until the EPA finalizes the rule, management cannot state what the final standards will entail or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Renewable Portfolio Standards (RPS)
The enactment of federal or state RPS mandating the use of renewable and alternative fuel sources such as wind, solar, biomass, and geothermal energy could result in certain changes in Cleco’s business or its competitive position. These changes could include additional costs for renewable energy credits, alternate compliance payments, or capital expenditures for renewable generation resources. RPS legislation has been enacted in many states, and Congress is considering various bills that would create a national RPS. Cleco continues to evaluate the impacts of potential RPS

CLECO
CLECO POWER	2020 FORM 10-K
legislation on its business based on the RPS programs in other states.

NAAQS
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

Other
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
In April 2017, the EPA Administrator indicated that it is appropriate and in the public interest to reconsider the rule. In September 2017, the EPA published a rule postponing for a two year period the earliest compliance dates for some of the wastewater streams that fall under the ELG rule. On October 13, 2020, the EPA published final revisions to the rule that would revise the technology-based effluent limitation guidelines and standards applicable to flue gas desulfurization and bottom ash transport waste waters. The rule may require costly technological upgrades at Cleco’s facilities, particularly if additional wastewater treatment systems are required to be installed or if waste streams must be eliminated. Until Cleco and the agencies have come to agreement on how compliance with the rule will be achieved, management cannot predict what the final standards will entail, what controls the EPA and the state of Louisiana may require of Cleco, or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2020 FORM 10-K
CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and Internet posting requirements. In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, on December 2, 2019, the EPA published a proposed rule that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. The rule was finalized and published in the Federal Register on August 28, 2020. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final rule. The demonstrations are subject to EPA approval.
On November 12, 2020, the EPA published in the Federal Register a final regulation containing impoundment procedures that allow sources to demonstrate liners and underlying soils perform as well as the CCR rule liner criteria and to request approval to continue operating the impoundments. On December 14, 2020, Cleco submitted to the EPA an application and notice of intent to submit an alternate liner demonstration for Rodemacher Unit 2. The application is subject to EPA approval.
On January 20, 2021, the new Presidential administration issued an executive order which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The administration also released a nonexhaustive list of agency actions to be reviewed, which includes the CCR rules promulgated in July 2018 and August 2020.
Cleco Power continues to be subject to state regulations pertaining to the disposal of coal ash. Cleco Cajun is also subject to state regulations pertaining to the disposal of coal ash. As a result, Cleco Power and Cleco Cajun have an ARO for the retirement of certain ash disposal facilities. All costs of the CCR rule for Cleco Power are expected to be recovered from its customers in future rates. The actual asset retirement costs related to the CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. In October 2020, Cleco Power recorded an increase in its ARO of $0.3 million as a result of the CCR rule. In October 2020, Cleco Cajun recorded an increase in its ARO of $1.1 million as a result of the CCR rule. Cleco will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco will update the ARO balances to reflect these changes in estimates. For more information on Cleco Power’s current AROs, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — AROs.”
In December 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act), including the WIIN Act’s provisions regarding CCRs was signed into law. The WIIN Act’s CCR provisions require the EPA to establish a
CCR permitting program. It also allows for implementation of the federal CCR rule through a state-based permit program. On February 20, 2020, the EPA published in the Federal Register a proposed rule establishing the federal permit program. Permits will be required for all CCR units in states that do not have state permit programs. Until the state of Louisiana has evaluated the WIIN Act and made a decision on implementing a state-based option, Cleco cannot determine if there will be a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO
CLECO POWER	2020 FORM 10-K
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
Adverse macroeconomic conditions resulting in low economic growth can negatively impact the businesses of Cleco Power’s residential, commercial, wholesale, and industrial customers, and Cleco Cajun’s wholesale customers resulting in decreased power consumption, which causes a corresponding decrease in base revenue for Cleco Power and revenue for Cleco Cajun. Reduced production or the shutdown of customer facilities could substantially reduce Cleco Power’s base revenue and Cleco Cajun’s revenue.

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

CLECO
CLECO POWER	2020 FORM 10-K
Weather Sensitivity
Cleco’s operations and power generation could be harmed due to the impact of severe weather events, other natural disasters, or climate change, which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Severe weather, including hurricanes, winter storms, tropical storms, and other natural disasters, such as floods, can affect transportation of fuel to plant sites and can be destructive, causing outages, blackouts or disruptions of interconnected transmission systems, and property damage that can potentially result in additional expenses, lower revenue, and additional capital restoration costs. Extreme drought conditions can impact the availability of cooling water to support the operations of generating plants, which can also result in additional expenses and lower revenue. Extreme weather conditions could also increase commodity prices, including fuel, which could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows.
Climate change that results in more frequent and more severe weather events in Cleco’s service territories, could result in one or more physical risks, such as an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding, and changes in weather conditions, such as changes in temperature and precipitation patterns, and potential increased impacts of extreme winter weather conditions, including ice storms, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, and loss of the protection offered by coastal wetlands. In addition, a significant portion of the nation’s oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
For example, in August and October 2020, Cleco Power’s service territory sustained substantial damage from three separate hurricanes. On August 27, 2020, Hurricane Laura made landfall hitting the southwest coast of Louisiana causing power outages for approximately 140,000 of Cleco Power’s electric customers. On October 9, 2020, Hurricane Delta made landfall in southwest Louisiana resulting in power outages for approximately 132,000 of Cleco Power’s electric customers. On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana resulting in power outages for approximately 73,000 of Cleco Power’s electric customers. Also, in February 2021, two separate severe winter storms, Winter Storms Uri and Viola, moved through Louisiana impacting Cleco’s service territories in central and south Louisiana resulting in power outages for approximately 11,000 and 43,000, respectively, of Cleco Power’s customers. For more information on the hurricanes and severe winter storms, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Storm Restoration.”
Any future severe weather, other natural disaster, or physical changes resulting from climate change could cause damage to, or the loss of, Cleco’s equipment and facilities, which could result in Cleco incurring additional costs, such as the cost to restore service, repair damaged facilities, or obtain replacement power. Any future severe weather, other natural disaster, or physical changes resulting from climate change could also result in changes in demand for and usage of electricity in Cleco’s service territory and the service territory of Cleco’s wholesale customers. The delivery of equipment and supplies necessary to Cleco’s business could also be disrupted. Cleco Power’s recovery of costs associated with these events is subject to LPSC review and approval, and the LPSC could disallow timely and full recovery of the costs incurred. These risks and other possible effects of severe weather, other natural disasters, and climate change could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

An increase in costs resulting from Winter Storms Uri and Viola could have a material adverse effect on the results of operations, financial condition, cash flows and liquidity of the Registrants.
In February 2021, Cleco’s service territory experienced extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution and transmission assets, electricity generation supply shortages, and natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures, which impacted, and may continue to impact, the Registrants’ business.
On February 14, 2021, Winter Storm Uri reached Louisiana resulting in power outages for approximately 11,000 of Cleco Power’s electric customers located primarily in south Louisiana. By February 17, 2021, power was restored to 100% of customers who could receive power. On February 17, 2021, Winter Storm Viola reached Louisiana resulting in power outages for approximately 43,000 of Cleco Power’s electric customers located primarily in central and south Louisiana. By February 22, 2021, power was restored to 100% of customers who could receive power. Cleco Power’s current estimate of the total storm restoration costs related to Winter Storms Uri and Viola is between $9.0 million and $10.0 million. Cleco Power continues its restoration efforts as damage to its distribution and transmission assets is still being assessed.
On February 16, 2021, Cleco was notified by the regional reliability coordinator, MISO, that extremely cold temperatures were causing an increase in demand for power, which resulted in an overload of the power grid. The electricity generation shortages necessitated MISO to implement controlled outages in certain of its service areas. To help protect the stability of the power grid and prevent prolonged outages, MISO instructed Cleco to reduce demand on the power grid by initiating periodic outages to customers across Louisiana. The periodic power outages were minimal and suspended within one hour of initiation at the direction of MISO because the power shortage was no longer threatening the reliability of the power grid.

CLECO
CLECO POWER	2020 FORM 10-K
Cleco Power’s current estimate of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is between $45.0 million and $55.0 million. As a result of the increase in net purchased power costs exceeding its unsecured credit capacity with MISO, on February 24, 2021, Cleco Power posted collateral in the amount of $21.0 million with MISO. Cleco Power expects to settle the majority of its power purchase obligations with MISO associated with the winter storms and eliminate associated collateral postings by March 9, 2021. The amount of incremental fuel and purchased power costs are preliminary estimates and subject to final settlement. Management expects to seek recovery of these costs through Cleco Power’s FAC. Recovery of these costs are subject to LPSC review and the LPSC could disallow timely and full recovery of these costs. Recovery of these costs could result in rising utility bills threatening the affordability of such costs by Cleco Power’s customers in certain demographic areas, which in turn could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Cajun currently estimates the incremental negative impact of Winter Storms Uri and Viola on operations to be between $10.0 million and $15.0 million. As a result of the increase in net purchased power costs exceeding its unsecured credit capacity with MISO, on February 24, 2021, Cleco Cajun posted collateral in the amount of $5.0 million with MISO. Cleco Cajun expects to settle the majority of its power purchase obligations with MISO associated with the winter storms and eliminate associated collateral postings by March 9, 2021. The incremental impact to Cleco Cajun’s operations is a preliminary estimate and subject to final settlement.
Management is still assessing the expected impact that these winter storms and related events will have on the Registrants’ financial condition, results of operations, cash flows, or liquidity. For information on risks related to MISO market operations and the ability of Cleco Power to recover costs incurred, see “— MISO” and “— LPSC Audits.”

Workforce

Failure to attract and retain an appropriately qualified workforce could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Certain events, such as an aging workforce without appropriate replacements, lack of equivalent and enhanced skill sets to fulfill future needs, or unavailability of contract resources, may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge, difficulty in finding qualified candidates due to geographic locations, and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the Registrants’ businesses. If the Registrants are unable to successfully attract and retain an appropriately qualified workforce, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.

Technology and Terrorism Threats

The operational and information technology systems on which Cleco relies to conduct its business and serve customers could fail to function properly due to technological problems, cyberattacks, physical attacks on Cleco’s assets, acts of terrorism, severe weather, solar events, electromagnetic events, natural disasters, the age and condition of information technology assets, human error, or other reasons that could disrupt Cleco’s operations and cause Cleco to incur unanticipated losses and expense.
The operation of Cleco’s extensive electrical systems relies on evolving operational and information technology systems and network infrastructures that are becoming extremely complex as new technologies and systems are implemented to more safely and reliably deliver electric services. Cleco’s business is highly dependent on its ability to process and monitor, on a real-time daily basis, a large number of tasks and transactions, many of which are highly complex. Due to the current COVID-19 working environment, there is a greater opportunity for successful cyberattacks. The failure of Cleco’s operational and information technology systems and networks due to a physical attack or cyberattack, or other event would significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Despite implementation of security and mitigation measures, all of Cleco’s technology systems and those of Cleco’s vendors are vulnerable to inoperability, impaired operations, or failures due to physical attacks or cyberattacks on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s or its vendor’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could have a material adverse effect on the financial conditions, results of operations, or cash flows of the Registrants. For example, on December 13, 2020, Cleco’s third party provider publicly confirmed a breach of its monitoring products in which a vulnerability was inserted and, if present and activated, could potentially allow an attacker to compromise the server on which the products run. Although Cleco has found no impact to the confidentiality, integrity, or availability of its data or systems to date, the incident is still under investigation by the third party provider. Cleco is unable to predict the outcome of this investigation and the extent to which Cleco could be affected in the future.

CLECO
CLECO POWER	2020 FORM 10-K
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
The continued COVID-19 pandemic is adversely affecting current global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities, and/or material changes in governmental or regulatory policy in the U.S. could result in lower growth and reduced demand for and usage of electricity in Cleco’s service territory, and those of its wholesale customers, as businesses and facilities continue to close, remain closed, or implement reduced working hours. The ability of Cleco’s customers, contractors, and suppliers to meet their obligations to Cleco, including payment obligations, could also be negatively affected under the current economic conditions.
Beginning on March 13, 2020, and as a result of an LPSC executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies to help customers facing financial challenges related to the COVID-19 pandemic. On July 1, 2020, the LPSC issued an order ending the moratorium on disconnections effective July 16, 2020. Cleco resumed disconnections and late fees beginning October 1, 2020. On July 16, 2020, Cleco began setting up interest-free payment plan arrangements for customers with past due balances to be repaid over a period of up to 18 months. On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of the regulatory asset as well as the lost revenue associated with the disconnect fees and incremental costs. Failure to collect these balances could negatively impact Cleco’s cash flow. At December 31, 2020, Cleco Power had a regulatory asset of $3.0 million for expenses incurred.
The LPSC, in response to a federal mandate or otherwise, could impose restrictions on the rates Cleco charges to provide its services, including the inability to implement approved rates, or delay actions with respect to Cleco Power’s base rate case and filings. In addition, the COVID-19 pandemic may affect Cleco’s ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements. Additionally, as the EPA and many state environmental agencies have issued enforcement discretion policies for such issues, it is unclear whether the effect of any possible noncompliance due to COVID-19 will be material.
On May 18, 2020, Cleco reopened customer service offices implementing precautionary protective measures and protocols to allow in-person meetings with restrictions in size and mandatory protective gear. Cleco has also implemented precautionary measures for employees or contractors testing positive for COVID-19, exhibiting COVID-19 symptoms, or awaiting COVID-19 test results. In the event a substantial portion of Cleco’s workforce were to be impacted by COVID-19 for an extended period of time, Cleco may face challenges with respect to its services or operations, and it may not be able to execute its capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, Cleco, its suppliers, and other business counterparties to experience operational delays. As the COVID-19 pandemic has significantly worsened in the U.S. during the winter months, this may cause federal, state, and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the reopening of the economy may be further curtailed. Cleco has modified and continues to modify certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access Cleco’s facilities or customer sites could adversely affect its operations. Also, Cleco has a limited number of highly skilled employees for some of its operations. If a large proportion of Cleco’s employees in those critical positions were to contract COVID-19 simultaneously, Cleco would rely upon its business continuity plans in an effort to continue operations at its facilities which includes sequestering those key employees. However, there is no certainty that such measures will be sufficient to mitigate the adverse impact to Cleco’s operations that could result from shortages of highly skilled employees.
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
While the full impact on Cleco’s business from the continued COVID-19 pandemic is unknown at this time and difficult to predict, various aspects of its business could be adversely affected by COVID-19. While there are many unknowns as to the duration and severity of the COVID-19 pandemic, as of the date of this Annual Report on Form 10-K, it has caused significant volatility in global markets and has had an adverse impact on the operations of some of Cleco’s customers and suppliers, which could affect Cleco’s operations and its ability to access capital. The continued spread of COVID-19 and efforts to contain COVID-19, such as the imposition of additional quarantines or closures or reduced operations of businesses and other institutions, could result in an economic slowdown, which could adversely affect customer demand and consumption, cause delayed payments or uncollectible accounts, disrupt supply chains and markets,

CLECO
CLECO POWER	2020 FORM 10-K
cause potential delays in the timing of completion of capital projects, or cause other unpredictable events. These impacts could ultimately result in a downgrade of Cleco’s credit ratings.
Cleco cannot predict the duration or extent of the pandemic, the availability and timely distribution of effective treatments and vaccines, or other treatments for COVID-19, governmental responsive measures, or the extent of the effects or ultimate impacts on the global, national, or local economy, the capital markets, its suppliers, or customers. Any of the foregoing events or other unforeseen consequences of COVID-19 could have a material adverse effect on the results of operations, financial condition, cash flows, or liquidity of the Registrants.

Transmission Constraints

Transmission constraints could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power and Cleco Cajun’s pricing zones or result in transmission curtailments. Cleco Power and Cleco Cajun are awarded and/or purchase FTR’s in auctions facilitated by MISO. However, insufficient FTR allocations or increased FTR costs due to negative congestion flows may result in an unexpected increase in energy costs to Cleco’s customers. For Cleco Power, if a disallowance of additional fuel costs associated with congestion is ordered by the LPSC resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably wind turbines, photovoltaic cells, and other solar generated power. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. As new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generating assets. To the extent Cleco is slow to adopt viable alternative generation

CLECO
CLECO POWER	2020 FORM 10-K
technologies, the value of Cleco Power and Cleco Cajun’s generating facilities could be reduced.

Litigation

Cleco is subject to litigation related to the 2016 Merger.
In connection with the 2016 Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. See Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — 2016 Merger” for a discussion of these four actions.
It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to seek monetary relief from Cleco’s former directors and officers. Cleco is not able to predict the outcome of these actions, or others, nor can Cleco predict the amount of time and expense that will be required to resolve the actions. In addition, the cost to Cleco of defending the actions, even if resolved in the defendants’ favor, could be substantial. Such actions could also divert the attention of Cleco’s management and resources from day-to-day operations.

Cleco Cajun

The success of Cleco Cajun depends, in part, on Cleco’s ability to manage the acquired business and realize anticipated benefits.
On February 4, 2019, Cleco acquired all of the membership interests of South Central Generating upon the closing of the Cleco Cajun Transaction. The success of the Cleco Cajun Transaction will depend, in part, on Cleco’s ability to manage and operate the unregulated business through service to electric cooperative customers and other wholesale customers. The majority of Cleco Cajun’s capacity is contracted to these customers through 2025. Failure to recontract these agreements or enter into new contracts to replace existing contracts could have a material adverse effect on Cleco Cajun’s results of operations, financial condition, and cash flows.
Failure to fully realize the anticipated benefits of the Cleco Cajun Transaction could have a material adverse effect on the results of operations, financial condition, or cash flows of Cleco.

REGULATORY RISKS

Storm Restoration Costs
Cleco Power’s ability to recover costs resulting from Hurricanes Laura, Delta, and Zeta are subject to a prudency review and approval by the LPSC.
On August 27, 2020, Hurricane Laura made landfall in southwest Louisiana as a Category 4 storm causing catastrophic damage to portions of Cleco’s service territory and causing power outages for approximately 140,000 of Cleco Power’s electric customers located primarily in central and southwest Louisiana. Cleco Power sustained significant damage to its distribution and transmission facilities. Cleco Power’s total storm restoration costs related to Hurricane Laura is approximately $180.3 million. On October 9, 2020, Hurricane Delta made landfall in southwest Louisiana as a Category 2 storm resulting in power outages for approximately 132,000 of Cleco Power’s electric customers located primarily in central and south Louisiana. Cleco Power’s total storm restoration costs related to Hurricane Delta is approximately $50.7 million. On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana as a Category 2 storm resulting in power outages for approximately 73,000 of Cleco Power’s electric customers located primarily in southeast Louisiana. Cleco Power’s total storm restoration costs related to Hurricane Zeta is approximately $8.6 million. On December 4, 2020, Cleco Power filed an application with the LPSC requesting an interim rate recovery for return on the storm restoration costs associated with the hurricanes until such time securitization of such costs can be completed. Restoration costs incurred by Cleco Power from damages caused by Hurricanes Laura, Delta, and Zeta are subject to a prudency review by the LPSC. The LPSC has the authority to disallow costs found not to have been prudently incurred. Accordingly, Cleco Power may not be able to recover some of the restoration costs incurred, which could be material. Cleco Power will seek recovery of a portion of the restoration costs through the issuance of dedicated securitization bonds, which requires prior approval by the LPSC and would be repaid over time through a system restoration charge imposed on Cleco Power’s customers. The inability of Cleco Power’s customers to continue paying their utility bills or a decision by the LPSC to deny Cleco Power’s request to recover incurred restoration costs could have a material adverse effect on the results of operations, financial condition, and cash flow of the Registrants.

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

CLECO
CLECO POWER	2020 FORM 10-K
Cleco Power’s Rates

The LPSC and FERC regulate the retail rates and wholesale transmission tariffs, respectively, that Cleco Power can charge its customers.
Cleco Power’s ongoing financial viability depends on its ability to recover its costs in a timely manner from its LPSC-jurisdictional customers through LPSC-approved rates and its ability to recover its FERC-authorized revenue requirements from its FERC-jurisdictional wholesale transmission customers. Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected. Recovery of these costs could result in rising utility bills threatening the affordability of such costs by Cleco Power’s customers in certain demographic areas, which in turn could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases or, in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. In some instances, the outcome of a rate case or request for extension of an FRP may impact wholesale decisions of Cleco Power. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of just and reasonable rates.
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
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC. The LPSC will continue to conduct an annual review of Cleco Power’s earnings and regulatory ROE once its new rates are effective. Cleco Power anticipates new rates to be effective in the first half of 2021. Cleco Power could be required to make a substantial refund of previously recorded revenue as a result of the LPSC review and such refund could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
On March 31, 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit is $565.8 million. Cleco Power has responded to several sets of data requests from the LPSC. Cleco Power has FAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of fuel costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
On March 3, 2020, Cleco Power received notice from the LPSC of the EAC audit for the period of January 2018 to December 2019. The total amount of environmental expense included in the audit is $26.2 million. Cleco Power has responded to several sets of data requests from the LPSC. Cleco Power has EAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of environmental costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2020 FORM 10-K
FERC Audit

FERC conducts audits that could result in Cleco Power making refunds of previously recorded revenue.
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff, and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting within the Office of Enforcement of FERC initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in a refund related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting, which is expected in the third quarter of 2021. At December 31, 2020, Cleco Power had $1.9 million recorded in Provision for rate refund on Cleco and Cleco Power’s Consolidated Balance Sheets for the estimated refund. This amount is being refunded to Cleco Power’s wholesale transmission customers as a combination of refund payments and a reduction in Attachment O and grandfathered agreement rates over 12 months beginning June 1, 2020. Management is unable to predict the timing of future audits and whether or not the outcome of such future audits will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
MISO evaluates forced outage rates to assess generating unit capacity for planning reserve margins. If Cleco is subject to a significant amount of forced outages, Cleco may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. For Cleco Power, the costs of such capacity may not be recoverable in its rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Using MISO’s unforced capacity method for determining generating unit capacity, Cleco Power’s fleet provided for 505 MW of capacity in excess of its peak, coincident to MISO’s peak, in 2020.

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
On July 10, 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s application for its next FRP, which was filed on June 28, 2019. Cleco Power anticipates new rates to be effective in the first half of 2021. At December 31, 2020, Cleco Power had a regulatory liability of $352.4 million for the portion of the net reduction to ADIT subject to regulatory treatment.

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
A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. The next NERC Reliability Standards audit for Cleco Power is scheduled to begin in 2023. The next NERC Reliability Standards audit for Cleco Cajun is scheduled to begin in 2022. A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. Cleco Power’s current NERC CIP audit was completed on August 14, 2020, and the final report was issued by SERC on November 5, 2020. Cleco Cajun’s most recent CIP audit was completed in June 2019, and the final report was issued by SERC on June 27, 2019. Management is unable to determine the timing of NERC’s approval of the final reports.
Management is also unable to predict the final financial outcome of the most recent CIP audits, any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2020 FORM 10-K
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
FERC conducts a review of Cleco’s generation market power every three years in addition to each time generation capacity changes. Cleco filed its most recent triennial market power analysis on December 23, 2020. In the future, if FERC determines Cleco Power and/or Cleco Cajun possesses generation market power in excess of certain thresholds, Cleco Power and/or Cleco Cajun could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

FINANCIAL RISKS

Commodity Hedging and Commercial Transactions

Cleco may enter into fuel supply contracts, energy hedge transactions, and/or commercial transactions, including sales to wholesale customers and physical and financial hedges. If these transactions are not managed effectively, they may have a material adverse effect on the liquidity, results of operations, or financial condition of the Registrants.
Cleco may enter into forward physical or financial fixed price or options for fuel, transmission, transportation, or capacity transactions and contracts. Cleco may also enter into physical or financial fixed price or options transactions to economically hedge exposure to commodity price risk of all or some of its customer supply agreements, natural gas, solid fuel requirements (coal), power, and other commodities, inclusive of transmission and transportation. Transactions are executed within board approved risk management guidelines, including transactions that qualify as derivatives contracts or hedge treatment in accordance with accounting guidance.
Some of these contracts are accounted for as derivatives, which requires the Registrants to record the fair value of the commitment on the balance sheet. For Cleco Power, the changes in fair value are deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. At settlement, actual gains or losses are included in Cleco Power’s FAC. As previously stated, recovery of any of these FAC costs is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC. For Cleco Cajun, the changes in fair value of all derivatives are reflected in current period earnings. As a result, Cleco is unable to accurately predict the effect that these transactions may have on its results of operations, financial condition, or cash flows.

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

CLECO
CLECO POWER	2020 FORM 10-K
Counterparty Risk and Guarantees

Cleco may be required to provide credit support to its counterparties, which could have a material adverse effect on the Registrants’ liquidity.
Cleco may guarantee the performance of all or some of its commercial transaction obligations and may also be required to provide counterparty credit support in the form of cash or cash equivalent collateral or margins to secure all or part of those obligations. Downgrades in Cleco’s credit quality or changes in the market prices of transaction-related energy commodities could increase the collateral or margin required to be on deposit with the counterparty or clearing house. The required credit support or increase in credit support could have a material adverse effect on the Registrants’ liquidity.

Global Economic Environment and Uncertainty

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
Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC and structurally subordinated to indebtedness and other liabilities and preferred equity of any of Cleco Power LLC’s subsidiaries.
Some of Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2020, Cleco Power LLC had an aggregate of $1.49 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power LLC is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2020, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, Cleco Power LLC’s ability (and the ability of Cleco Power LLC’s creditors, including holders of its senior notes) to participate in the assets of Cleco Power LLC’s subsidiary, Cleco Katrina/Rita, is subject to the prior claims of the subsidiary’s creditors. As of December 31, 2020, Cleco Katrina/Rita had no indebtedness outstanding.

GENERAL RISK FACTORS

Presidential Administration

The new Presidential administration may make substantial changes to environmental, fiscal, and tax policies that could have a material adverse effect on the Registrants’ business.
The new Presidential administration may call for substantial changes to environmental, fiscal, and tax policies, which may include comprehensive tax reform, more stringent requirements for reducing GHG emissions and other air pollutants from existing fossil fuel-fired power plants, and other objectives that may impact the results of operations, financial condition, or cash flows of the Registrants. Shortly after taking office in January 2021, the new President issued a series of executive orders designed to address climate change and GHG emissions, as well as an executive order requiring agencies to review past environmental actions. The new Presidential administration has also issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or

CLECO
CLECO POWER	2020 FORM 10-K
designated by the administration has reviewed and approved the rule. The new executive orders may result in the development of additional regulations or changes to existing regulations and it is possible that these changes could adversely affect Cleco’s business. Until any such changes are enacted, management is unable to determine the impact of any such changes on the Registrants’ business, results of operations, financial condition, or cash flows.

Insurance

Cleco’s insurance coverage may not be sufficient.
Cleco currently has property, casualty, cybersecurity, and liability insurance policies in place to protect its employees, directors, and assets in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles. Insurance coverage may not be available in the future at current costs, on commercially reasonable terms, or at all, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Counterparties may fail to perform on their physical or financial obligations. Currently, Cleco has industry accepted master agreements in place with counterparties that provide credit default language. Some master agreements with counterparties contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Cleco. If the counterparties to these arrangements fail to perform, Cleco may enforce and recover the proceeds from the credit support provided; however, in the event of a default, credit support may not always be adequate to cover the related obligations. In such event, Cleco may incur losses in excess of amounts already paid, if any, to the counterparties or due to an adverse replacement cost of the transaction.
The credit commitments of Cleco’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially affect the adequacy of its liquidity sources. In no case would Cleco Power bear any commodity or credit risk of Cleco Cajun.

Global Economic Uncertainty and Access to Capital

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
Amounts drawn under certain of Cleco’s current debt agreements, including its revolving credit facilities, bear interest at rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, the Financial Conduct Authority in the United Kingdom and the ICE Benchmark Administration, which administers LIBOR quotations, announced a consultation on the extension of the quotation of most LIBOR tenors to June 30, 2023, for legacy contracts only. Cleco’s revolving credit facilities and term loans incorporate mechanisms to amend the debt agreements to accommodate the eventual establishment of an alternate rate of interest, including alternative benchmark rates such as the Secured Overnight Financing Rate (SOFR), upon the occurrence of certain events related to the phase-out of any applicable interest rate. The overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on the Registrants’ financial condition, results of operations, cash flows, or liquidity.

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
Events beyond the Registrants’ control, such as political uncertainty in the U.S. (including the ongoing debates related

CLECO
CLECO POWER	2020 FORM 10-K
to the U.S. federal government budget), as well as volatility and disruption in global capital and credit markets, may create uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. Additionally, upon approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC including, but not limited to, holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt by 2024; and a $4.0 million annual reduction to Cleco Power’s retail customer rates. The Registrants may be unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants’ ability to fund capital expenditures or to service debt, or on the Registrants’ flexibility to react to changing economic and business conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

CLECO POWER
All of Cleco Power’s electric generating stations and electric operating properties are located in Louisiana. Cleco Power considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power.”
Electric Generating Stations
As of December 31, 2020, Cleco Power either owned or had an ownership interest in six steam electric generating stations, three combined cycle units, and one gas turbine with a combined rated capacity of 3,360 MW, and a combined electric net generating capacity of 3,186 MW. The net generating capacity is the result of capacity tests and operational tests performed during 2020, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power.”

Electric Substations
As of December 31, 2020, Cleco Power owned 89 active transmission substations and 249 active distribution substations.

Electric Lines
As of December 31, 2020, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 561 circuit miles of 230-kV lines; 678 circuit miles of 138 kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,405 circuit miles of 34.5-kV lines and 8,747 circuit miles of other lines.
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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien under Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2020, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

CLECO CAJUN
Cleco Cajun has electric generating stations and electric operating properties located in Louisiana and Texas. Cleco Cajun considers all of its properties to be well maintained, in good operating condition, and suitable for their intended

CLECO
CLECO POWER	2020 FORM 10-K
purposes. For more information on Cleco Cajun’s generating facilities, see Item 1, “Business — Operations — Cleco Cajun.
”
Electric Generating Stations
As of December 31, 2020, Cleco Cajun has ownership interest in 4 electric generating stations which, combined, consist of 5 gas turbine units and 5 steam electric generating units located in Louisiana as well as 4 combined cycle units located in Texas. These generating facilities have a combined rated capacity of 3,379 MW. For more information on Cleco Cajun’s generating facilities, see Item 1, “Business — Operations — Cleco Cajun.”
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CLECO
CLECO POWER	2020 FORM 10-K

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
Cleco Holdings made no distributions to Cleco Group during 2020 and 2019. In 2018, Cleco Holdings made $71.4 million of distribution payments to Cleco Group.
Cleco Holdings received no equity contributions from Cleco Group during 2020 and 2018. In 2019, Cleco Holdings received $384.9 million of equity contributions from Cleco Group.

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
Cleco Power made no distributions to Cleco Holdings in 2020. Cleco Power made $20.0 million and $121.4 million of distributions to Cleco Holdings during 2019, and 2018, respectively.
Cleco Power received no equity contributions from Cleco Holdings in 2020, 2019, and 2018.

ITEM 6. SELECTED FINANCIAL DATA

CLECO
The information set forth in the following table should be read in conjunction with the Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

Five-Year Selected Financial Data
	SUCCESSOR					PREDECESSOR
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	FOR THE YEAR ENDED DEC. 31, 2020	FOR THE YEAR ENDED DEC. 31, 2019	FOR THE YEAR ENDED DEC. 31, 2018	FOR THE YEAR ENDED DEC. 31, 2017	APR. 13, 2016 - DEC. 31, 2016	JAN. 1, 2016 - APR. 12, 2016
Operating revenue, net (excluding intercompany revenue)
Cleco Power	1,020,674	$1,157,774	$1,240,722	$1,184,345	$859,006	$299,283
Cleco Cajun	487,149	491,510	—	—	—	—
Other	(9,677)	(9,679)	(9,678)	(8,699)	(6,001)	587
Total	$1,498,146	$1,639,605	$1,231,044	$1,175,646	$853,005	$299,870
Income (loss) before income taxes	158,018	$195,830	$123,819	$145,159	$(46,935)	$(492)
Net income (loss)	122,300	$152,665	$94,437	$138,080	$(24,113)	$(3,960)
Capitalization
Member’s equity	46.55%	46.31%	42.50%	42.50%	42.77%
Long-term debt and finance leases (1)	53.45%	53.69%	57.50%	57.50%	57.23%
Member’s equity	2,757,023	$2,643,006	$2,124,740	$2,096,357	$2,046,764
Long-term debt and finance leases (1)	3,165,387	$3,064,679	$2,874,485	$2,836,105	$2,738,571
Total assets	7,725,569	$7,476,298	$6,436,814	$6,278,382	$6,343,144
Cash dividends declared per common share	N/A	N/A	N/A	N/A	N/A	$0.40
(1) Excludes long-term debt and finance leases due within one year. There were no finance lease obligations at December 31, 2017.

CLECO
CLECO POWER	2020 FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding Cleco’s results of operations and Cleco’s present financial condition. Cleco’s historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K contain additional information that should be referred to when reviewing this material.
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

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its two principal operating business segments:

•Cleco Power, a regulated electric utility company that owns 10 generating units with a total rated capacity of 3,360 MW and serves approximately 290,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi; and
•Cleco Cajun, an unregulated electric utility company that owns 14 generating units with a total rated capacity of 3,379 MW and wholesale contracts serving nine Louisiana cooperatives, three wholesale municipal customers, and one electric utility. Upon the closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback.

Significant Events

Winter Storms Uri and Viola
In February 2021, Cleco’s service territory experienced extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution and transmission assets, electricity generation supply shortages, natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures.
On February 14, 2021, Winter Storm Uri reached Louisiana resulting in power outages for approximately 11,000 of Cleco Power’s electric customers located primarily in south Louisiana. By February 17, 2021, power was restored to 100% of customers who could receive power. On February 17, 2021, Winter Storm Viola reached Louisiana resulting in power outages for approximately 43,000 of Cleco Power’s electric customers located primarily in central and south Louisiana. By February 22, 2021, power was restored to 100% of customers who could receive power. Cleco Power’s current estimate of the total storm restoration costs related to Winter Storms Uri and Viola is between $9.0 million and $10.0 million. Cleco Power continues its restoration efforts as damage to its distribution and transmission assets is still being assessed. Cleco Power anticipates the establishment of a regulatory asset for non-capital expenses incurred related to Winter Storms Uri and Viola, subject to LPSC approval.
On February 16, 2021, Cleco was notified by the regional reliability coordinator, MISO, that extremely cold temperatures were causing an increase in demand for power, which resulted in an overload of the power grid. The electricity generation shortages necessitated MISO to implement controlled outages in certain of its service areas. To help protect the stability of the power grid and prevent prolonged outages, MISO instructed Cleco to reduce demand on the power grid by initiating periodic outages to customers across Louisiana. The periodic power outages were minimal and suspended within one hour of initiation at the direction of MISO because the power shortage was no longer threatening the reliability of the power grid.
Cleco Power’s current estimate of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is between $45.0 million and $55.0 million. As a result of the increase in net purchased power costs exceeding its unsecured credit capacity with MISO, on February 24, 2021, Cleco Power posted collateral in the amount of $21.0 million with MISO. Cleco Power expects to settle the majority of its purchased power obligations with MISO associated with the winter storms and eliminate associated collateral postings by March 9, 2021. The amount of incremental fuel and purchased power costs are preliminary estimates and subject to final settlement. Management expects to seek recovery of these costs through Cleco Power’s FAC.
Cleco Cajun currently estimates the incremental negative impact of Winter Storms Uri and Viola on operations to be between $10.0 million and $15.0 million. As a result of the increase in net purchased power costs exceeding its unsecured credit capacity with MISO, on February 24, 2021, Cleco Cajun posted collateral in the amount of $5.0 million with MISO. Cleco Cajun expects to settle the majority of its power purchase obligations with MISO associated with the winter storms and eliminate associated collateral postings by March 9, 2021. The incremental impact to Cleco Cajun’s operations is a preliminary estimate and subject to final settlement.
Management is still assessing the expected impact that these winter storms and related events will have on the Registrants’ financial condition, results of operations, cash flows, or liquidity.
Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco’s service territories were impacted by three separate hurricanes. While the hurricanes did not have a material impact on Cleco Cajun, Cleco Power’s distribution and transmission systems sustained substantial damage.
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

CLECO
CLECO POWER	2020 FORM 10-K
On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana as a Category 2 storm resulting in power outages for approximately 73,000 of Cleco Power’s electric customers located primarily in southeast Louisiana. By October 31, 2020, service was restored to 100% of customers who could receive power.
At December 31, 2020, Cleco Power recognized regulatory assets for non-capital expenses related to Hurricanes Laura, Delta, and Zeta, as allowed by the LPSC, totaling $75.0 million. On December 4, 2020, Cleco Power made a filing with the LPSC requesting interim rate recovery for return on certain storm restoration costs associated with the hurricanes until such time securitization of such costs can be completed. Although Cleco Power believes it has sufficient liquidity to meet its current obligations and to fund Hurricanes Laura, Delta, and Zeta restoration efforts from a combination of cash on hand and available capacity under its revolving credit facilities, Cleco Power is exploring options to supplement its liquidity until such time securitization of such costs can be completed. For more information on Hurricanes Laura, Delta, and Zeta and the regulatory asset for non-capital storm expenses, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Deferred Storm Restoration Costs” and “Note 19 — Storm Restoration — Hurricanes Laura, Delta, and Zeta.”

COVID-19
On March 11, 2020, WHO declared the COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. These restrictions have significantly impacted many sectors of the economy with record levels of unemployment driven by businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. State and local authorities have also implemented multistep policies with the goal of reopening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. However, certain jurisdictions have begun reopening only to delay these plans or return to restrictions in the face of increases in new COVID-19 cases. For example, the governor of the state of Louisiana issued orders in May 2020 to allow businesses to reopen at varying levels of capacity in May and June 2020. To address the June 2020 spike in COVID-19 cases, such reopening activities were temporarily paused or scaled back, and also included closing certain establishments. These restrictions resulted in a decline in new COVID-19 cases, and in September 2020, the state of Louisiana entered into the next phase of its multistep reopening plan. However, in the fall of 2020, new COVID-19 cases began to rise once again and in November 2020, the governor of the state of Louisiana issued orders reverting back to the previous phase of its multistep reopening plan, requiring businesses to temporarily pause or scale back their reopening activities. These increased restrictions again were successful in slowing the spread of COVID-19; therefore, effective March 3, 2021, the state of Louisiana reentered into the next phase of its multistep reopening plan, reducing some of the restrictions that were in effect.
The first priority in Cleco’s response to this crisis has been the health and safety of its employees and those of its customers and other business counterparties. Cleco has implemented preventative measures and developed corporate response plans to minimize unnecessary risk of exposure and prevent infection, while supporting its customers’ operations to the best of its ability in current circumstances. Cleco has an Emergency (Crisis) Response Team for health, safety, and environmental matters and personnel issues, and has established a Pandemic Plan Team to address various impacts of COVID-19 as they have been developing. This team provides leadership and guidance for planning, risk management, and any policy changes. The team ensures that Cleco plans, manages, and safely executes the pandemic plan set forth by management. In addition, Cleco has assessed and updated its existing business continuity plans for its business units in the context of the COVID-19 pandemic. The implementation of these modifications, and taking the stated precautionary measures, has resulted in the COVID-19 pandemic having a low impact to the Cleco workforce, allowing Cleco to continue providing reliable service to its customers.
Beginning on March 13, 2020, and as a result of an LPSC executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies to help customers facing financial challenges related to the COVID-19 pandemic. On July 1, 2020, the LPSC issued an order ending the moratorium on disconnections effective July 16, 2020. Cleco resumed disconnections and late fees beginning October 1, 2020. On July 16, 2020, Cleco began setting up interest-free payment plan arrangements for customers with past due balances to be repaid over a period of up to 18 months. On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of the regulatory asset as well as the lost revenue associated with the disconnect fees and incremental costs. At December 31, 2020, Cleco Power had a regulatory asset of $3.0 million for expenses incurred. For more information on the regulatory asset related to the COVID-19 pandemic, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — COVID-19 Executive Order.”
Cleco is also working with its suppliers to understand the potential impacts to its supply chain. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as Cleco deems warranted.
Cleco has implemented certain measures that it believes will provide financial flexibility and help maintain its liquidity. On March 23, 2020, Cleco Holdings made an $88.0 million draw on its revolving credit facility, and Cleco Power made a $150.0 million draw on its revolving credit facility. At December 31, 2020, there was no balance outstanding on Cleco Holdings’ revolving credit facility and $75.0 million outstanding on Cleco Power’s revolving credit facility. While Cleco continues to assess the COVID-19 situation, Cleco cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on its business, cash flows, liquidity, financial condition, and results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — COVID-19.”

CLECO
CLECO POWER	2020 FORM 10-K
Cleco Cajun
Upon completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a reportable segment and is reflected as such in this Annual Report on Form 10-K. For more information on the Cleco Cajun Transaction, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.” Cleco’s consolidated financial statements for the year ended December 31, 2019, include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, until December 31, 2019.
Cleco Cajun has 13 power purchase agreements totaling nearly 2,200 MW with a mixture of cooperatives, municipal bodies, and a utility. Collectively, 95% of Cleco Cajun’s capacity is contracted through April 2025, and Cleco Cajun routinely seeks to grow the amount of power sold pursuant to these existing agreements. These contracts provide Cleco Cajun with predictable cash flow and market risk mitigation through at least 2025, but may prevent Cleco Cajun from taking advantage of rising market rates for power. Failure to recontract these agreements could have a material adverse effect on Cleco Cajun’s results of operations, financial condition, and cash flows.
In December 2020, Cleco Cajun retired the 176-MW Sterlington generating facility located in Sterlington, Louisiana. As the facility had reached the end of its useful life, Cleco Cajun determined that it would be more cost effective to retire the Sterlington generating facility than it would be to make the necessary improvements to continue its operation.
Many factors affect Cleco Cajun’s primary business of providing wholesale power and capacity. These factors include weather, the market price of power, the sales volume of power through existing contracts, the ability to comply with increasingly stringent environmental standards, and compliance with the commitments made to the LPSC as a result of the Cleco Cajun Transaction.

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts the ROE and the current rate case, as well as the recovery of costs related to storms, growing energy demand, and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Cleco Power’s current key initiatives are continuing construction on the Bayou Vista to Segura Transmission project; continuing the DSMART project; and maintaining and growing its wholesale and retail business. These and other initiatives are discussed below.

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 48 miles of 230kV transmission line, a 230/138kV substation, and three substation expansions in south Louisiana. The project is expected to cost approximately $125.0 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco
Power received MISO approval for the project in December 2017. Construction was completed on expansions to existing substations. The northern phase is expected to be completed in the third quarter of 2021, and the southern phase is expected to be completed in the fourth quarter of 2021. As of December 31, 2020, Cleco Power had spent $49.3 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of December 31, 2020, Cleco Power had spent $14.6 million on the project.

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

CLECO
CLECO POWER	2020 FORM 10-K
Comparison of the Years Ended December 31, 2020, and 2019

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue, net	$1,498,146	$1,639,605	$(141,459)	(8.6)%
Operating expenses	1,193,054	1,324,711	131,657	9.9%
Operating income	305,092	314,894	(9,802)	(3.1)%
Interest income	3,948	6,090	(2,142)	(35.2)%
Allowance for equity funds used during construction	998	15,397	(14,399)	(93.5)%
Other (expense) income, net	(14,156)	758	(14,914)	*
Interest charges	137,864	141,309	3,445	2.4%
Federal and state income tax expense	35,718	43,165	7,447	17.3%
Net income	$122,300	$152,665	$(30,365)	(19.9)%
* Not meaningful

Significant factors affecting Cleco’s net income during the year ended December 31, 2020, are described below.

COVID-19 Impacts
The rapid spread of COVID-19 and the varying degrees of restrictions on business and social activities imposed by federal, state, and local governments to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory, have caused Cleco to experience increasingly adverse business conditions. These directives include an executive order issued on March 13, 2020, by the LPSC prohibiting the disconnection of utilities for nonpayment. The LPSC is allowing utilities to establish a regulatory asset for the expenses incurred from the executive order. At December 31, 2020, Cleco Power had a regulatory asset of $3.0 million for expenses incurred. While Cleco continues to assess the COVID-19 situation, at this time Cleco cannot estimate with any degree of certainty the full impact of the COVID-19 pandemic on its financial condition and future results of operations, although Cleco expects the COVID-19 situation to adversely impact future quarters. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — COVID-19.” For more information on the regulatory asset related to the COVID-19 pandemic, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — COVID-19 Executive Order.”

Operating Revenue
Operating revenue, net decreased $141.5 million during 2020 as compared to 2019 primarily due to $101.2 million of lower fuel cost recovery at Cleco Power. Also contributing to the decrease was $14.7 million of lower base revenue, $14.6 million of higher electric customer credits, and $7.6 million of lower other operations revenue at Cleco Power. For more information on the factors affecting operating revenue, see “— Cleco Power — Base,” “— Fuel Cost Recover/Recoverable Fuel and Purchased Power,” “— Electric Customer Credits,” and “— Other Operations Revenue.”

Operating Expenses
Operating expenses decreased $131.7 million during 2020 as compared to 2019 primarily due to $101.2 million of lower recoverable fuel and purchased power expenses at Cleco Power. Also contributing to the decrease was $48.1 million of lower fuel used for electric generation at Cleco Cajun. For more information on the factors affecting operating expenses at Cleco Power, see “— Cleco Power — Fuel Cost Recover/Recoverable Fuel and Purchased Power,” “— Other Operations and Maintenance Expense,” and “— Depreciation and Amortization.” For more information on the factors affecting operating expenses at Cleco Cajun, see “— Cleco Cajun — Fuel Used for Electric Generation,” “— Purchased Power,” “— Depreciation and Amortization,” and “— Taxes Other Than Income Taxes.”

Interest Income
Interest income decreased $2.1 million during 2020 as compared to 2019 primarily due to $1.5 million of lower interest rates and balances on temporary investment at Cleco Power and Cleco Cajun. Also contributing to the decrease was $0.7 million of lower interest related to a fuel surcharge at Cleco Power.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $14.4 million during 2020 as compared to 2019 primarily due to $10.7 million of lower construction costs related to various Cleco Power projects. Also contributing to the decrease was $3.7 million of lower AFUDC rates driven by the impact of Cleco Power’s short-term debt borrowings outstanding under its revolving credit facility.

Other (Expense) Income, Net
Other (expense) income, net increased $14.9 million during 2020 as compared to 2019 primarily due to $9.4 million of higher retirement benefit related non-service costs. Also contributing to the increase was $5.5 million for the change in value of life insurance policies as a result of less favorable market conditions at Cleco Holdings.

Interest Charges
Interest charges decreased $3.4 million during 2020 as compared to 2019. Lower rates on Cleco Holdings’ variable rate debt contributed $12.2 million to the decrease. Also contributing to the decrease was $2.7 million of lower interest accrued on a tax rate refund at Cleco Power. Partially offsetting these decreases were $6.9 million of higher interest associated with Cleco Holdings’ senior notes issued in September 2019 and $4.6 million of lower allowance for borrowed funds used during construction at Cleco Power.

Income Taxes
Federal and state income tax expense decreased $7.4 million during 2020 as compared to 2019 primarily due $16.7 million for the amortization of excess ADIT, $4.2 million for the change in pretax income, excluding AFUDC equity, $3.1 million of miscellaneous tax items, and $2.4 million for state tax expense. These decreases were partially offset by $10.7 million for adjustments to tax returns as filed, $6.0 million for the flowthrough of tax benefits, and $2.1 million of permanent tax deductions. The effective income tax rate for the year ended December 31, 2020, was 22.6% which was different than the federal statutory rate. For more information about the

CLECO
CLECO POWER	2020 FORM 10-K
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
Over the last five years, Cleco Power’s non-industrial retail sales have been relatively steady. Cleco Power anticipates moderate growth in retail sales over the next five years. Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. Cleco Power is pursuing load growth opportunities that include renewal of existing franchises and wholesale contracts as well as adding new wholesale customers and franchises. For more information on other expectations of future energy sales on Cleco Power, see “Cautionary Note Regarding Forward-Looking
Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”
Other issues facing the electric utility industry that could affect sales include:

•imposition of federal and/or state renewable portfolio standards,
•imposition of energy efficiency mandates,
•legislative and regulatory changes,
•increases in environmental regulations and compliance costs,
•cost of power impacted by the price movement of fuels and the addition of new generation capacity,
•transmission congestion costs,
•increases in capital and operations and maintenance costs due to higher construction and labor costs,
•changes in electric rates compared to customers’ ability to pay, and
•changes in the credit markets and local and global economies.

For more information on energy legislation in regulatory matters that could affect Cleco, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Legislative and Regulatory Changes and Matters.”
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases, or in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. In some instances, the outcome of a rate case or request for extension of an FRP may impact wholesale decisions of Cleco Power. These proceedings may examine, among other things, the prudence of Cleco Power’s operation and maintenance practices, level of expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. On June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP. However, there has been a delay in the current rate case. Cleco anticipates new rates to be effective in the first half of 2021. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates.

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

CLECO
CLECO POWER	2020 FORM 10-K
distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability. Depreciation and amortization expense is primarily affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally include payroll taxes, franchise taxes, and property taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2021 as compared to 2020. These expenses include higher taxes other than income taxes, higher distribution operations and maintenance expense, higher depreciation and amortization expense, higher generation maintenance expense, and higher administration and general operations and maintenance expense.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Base	$654,346	$669,091	$(14,745)	(2.2)%
Fuel cost recovery	360,672	461,837	(101,165)	(21.9)%
Electric customer credits	(53,119)	(38,516)	(14,603)	(37.9)%
Other operations	65,237	72,833	(7,596)	(10.4)%
Affiliate revenue	5,156	3,125	2,031	65.0%
Operating revenue, net	1,032,292	1,168,370	(136,078)	(11.6)%
Operating expenses
Recoverable fuel and purchased power	360,664	461,877	101,213	21.9%
Non-recoverable fuel and purchased power	33,526	34,648	1,122	3.2%
Other operations and maintenance	221,146	207,164	(13,982)	(6.7)%
Depreciation and amortization	166,987	172,471	5,484	3.2%
Taxes other than income taxes	44,631	43,742	(889)	(2.0)%
Total operating expenses	826,954	919,902	92,948	10.1%
Operating income	205,338	248,468	(43,130)	(17.4)%
Interest income	3,362	4,744	(1,382)	(29.1)%
Allowance for equity funds used during construction	998	15,397	(14,399)	(93.5)%
Other expense, net	(12,259)	(3,616)	(8,643)	(239.0)%
Interest charges	73,985	71,279	(2,706)	(3.8)%
Federal and state income tax expense	26,799	45,452	18,653	41.0%
Net income	$96,655	$148,262	$(51,607)	(34.8)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2020	2019	(UNFAVORABLE)
Electric sales
Residential	3,642	3,589	1.5%
Commercial	2,521	2,772	(9.1)%
Industrial	1,971	2,027	(2.8)%
Other retail	125	129	(3.1)%
Total retail	8,259	8,517	(3.0)%
Sales for resale	2,957	3,046	(2.9)%
Total retail and wholesale customer sales	11,216	11,563	(3.0)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2020	2019	(UNFAVORABLE)
Electric sales
Residential	$305,430	$297,204	2.8%
Commercial	189,066	198,664	(4.8)%
Industrial	87,313	84,030	3.9%
Other retail	10,895	10,786	1.0%
Storm surcharge	2,440	22,132	(89.0)%
Total retail	595,144	612,816	(2.9)%
Sales for resale	59,202	56,275	5.2%
Total base revenue	$654,346	$669,091	(2.2)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2020 CHANGE
	2020	2019	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,179	3,178	2,779	—%	14.4%
Heating degree-days	1,105	1,325	1,547	(16.6)%	(28.6)%

Significant factors affecting Cleco Power’s net income during the year ended December 31, 2020, are described below.

Base
Base revenue decreased $14.7 million in 2020 as compared to 2019 primarily due to $18.6 million of lower Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020, $11.7 million related to lower usage from milder weather, and $6.3 million as a result of lower usage due to the impacts of Hurricanes Laura, Delta, and Zeta. Also contributing to the decrease was $5.9 million from lower usage due to the impacts of COVID-19. These decreases were partially offset by $14.0 million of higher unbilled revenue largely the result of colder December 2020 weather, $7.9 million of higher revenue related to the St. Mary Clean Energy

CLECO
CLECO POWER	2020 FORM 10-K
Center project, $2.0 million related to the recognition of the revenue requirement of Coughlin Pipeline, and $1.7 million related to shared services associated with the Cleco Cajun Transaction.
For more information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during 2020 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Fuel and purchased power expenses may also be impacted by the interruption of the continuous supply of fuel due to adverse weather conditions and other factors. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s most current fuel audit, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $14.6 million in 2020 as compared to 2019 primarily due to a net $18.8 million of higher estimated refunds for the federal tax-related benefits of the TCJA. This increase was partially offset by $2.3 million for the absence of FRP refunds and $1.7 million for the absence of refunds due to Cleco Power’s wholesale transmission customers associated with the FERC audit. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue decreased $7.6 million in 2020 as compared to 2019 primarily due to $3.2 million of lower net generation revenue as a result of the Teche Unit 3 SSR ending in April 2019 and $3.0 million of lower transmission revenue. Also contributing to the decrease was $1.1 million of net lower forfeited discounts, which was partially the result of the LPSC executive order related to COVID-19. For more information on the SSR, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — SSR.”

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $14.0 million during 2020 as compared to 2019 primarily due to
$10.6 million of higher outside service expenses primarily related to information technology services and consulting expenses, $3.1 million of higher generation operations expenses largely due to the St. Mary Clean Energy Center project becoming operational in August 2019 and the absence of a major outage, $2.8 million of higher uncollectible expenses primarily related to adjustments to the provision for credit losses as a result of the COVID-19 disconnection moratorium order issued by the LPSC in March 2020, and $2.5 million of higher pension and other benefits costs. These increases were partially offset by $4.0 million of lower generating station routine and outage maintenance expenses, $1.8 million of lower distribution operations expenses as a result of more costs being capitalized due to Hurricanes Laura, Delta, and Zeta, and $1.2 million of lower administrative and general maintenance expenses.

Depreciation and Amortization
Depreciation and amortization decreased $5.5 million during 2020 as compared to 2019 primarily due to $18.4 million of lower amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds and the absence of $2.5 million of amortization of corporate franchise taxes to a regulatory asset. These decreases were partially offset by $9.8 million of higher normal recurring additions to fixed assets and $6.2 million of higher amortization of intangible property due to the installation of the START project.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $14.4 million during 2020 as compared to 2019 primarily due to $10.7 million of lower construction costs related to various projects. Also contributing to this decrease was $3.7 million of lower AFUDC rates driven by the impact of Cleco Power’s short-term debt borrowings outstanding under its revolving credit facility.

Other Expenses, Net
Other expense, net increased $8.6 million during 2020 as compared to 2019 primarily due to higher pension non-service costs.

Interest Charges
Interest charges increased $2.7 million during 2020 as compared to 2019 primarily due to $4.6 million of lower allowance for borrowed funds used during construction related to various projects and $1.5 million related to the timing of accrued interest. These increases were partially offset by $2.7 million of lower interest on tax rate refunds and $1.0 million of lower interest on Cleco Katrina/Rita storm recovery bonds as a result of the final payment made in March 2020.

Income Taxes
Federal and state income taxes decreased $18.7 million during 2020 as compared to 2019 primarily due to $16.7 million for the amortization of excess ADIT, $11.0 million for the change in pretax income, excluding AFUDC equity, $5.4 million for state tax expense, and $2.7 million of miscellaneous tax items. These decreases were partially offset by $8.7 million for adjustments to tax returns as filed, $6.0 million for the flowthrough of tax benefits, and $2.3 million of permanent tax deductions. The effective income tax rate for the year ended December 31, 2020, was 21.7% which was different than the

CLECO
CLECO POWER	2020 FORM 10-K
federal statutory rate. For more information about the difference in the effective income tax rate and the federal statutory rate, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco Power.”

Cleco Cajun
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Electric operations	$365,555	$375,489	$(9,934)	(2.6)%
Electric customer credits	(153)	(1,447)	1,294	89.4%
Other operations	121,747	117,468	4,279	3.6%
Affiliate revenue	204	108	96	88.9%
Operating revenue, net	487,353	491,618	(4,265)	(0.9)%
Operating expenses
Fuel used for electric generation	33,377	81,514	48,137	59.1%
Purchased power	188,020	177,254	(10,766)	(6.1)%
Other operations and maintenance	91,250	91,215	(35)	—%
Depreciation and amortization	43,997	35,544	(8,453)	(23.8)%
Taxes other than income taxes	13,415	14,785	1,370	9.3%
Total operating expenses	370,059	400,312	30,253	7.6%
Operating income	117,294	91,306	25,988	28.5%
Interest income	273	987	(714)	(72.3)%
Other income (expense), net	255	(368)	623	169.3%
Interest charges	(750)	35	785	*
Federal and state income tax expense	29,080	22,479	(6,601)	(29.4)%
Net income	$89,492	$69,411	$20,081	28.9%
*Not meaningful

Significant factors affecting Cleco Cajun’s net income during the year ended December 31, 2020, are described below.
Electric Operations
Electric operations decreased $9.9 million during 2020 as compared to 2019 primarily due to $21.6 million related to lower fuel rates, $10.4 million related to lower load volumes, $7.1 million of lower MISO make whole payments, and $2.1 million of lower environmental recovery revenue. These decreases were partially offset by $30.8 million of increased electric operations revenue in 2020 as a result of the Cleco Cajun Transaction closing in February 2019.

Electric Customer Credits
Electric customer credits decreased $1.3 million during 2020 as compared to 2019 primarily due to $0.8 million for the absence of a refund due to municipality contracts and $0.5 million for the estimated refund due to wholesale customers related to a MISO refund.

Other Operations Revenue
Other operations revenue increased $4.3 million during 2020 as compared to 2019 primarily due to higher lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $48.1 million during 2020 as compared to 2019 primarily due to $24.7 million of lower coal consumption, $17.3 million of higher mark-to-market gains for gas related derivative contracts, and $10.0 million of lower gas consumption.

Purchased Power
Purchased power increased $10.8 million during 2020 as compared to 2019 primarily due to $16.8 million as a result of higher volumes of purchased power from MISO, which is partially the result of the Cleco Cajun Transaction closing in February 2019. These amounts were partially offset by $6.1 million of higher mark-to-market gains on FTRs.

Depreciation and Amortization
Depreciation and amortization increased $8.5 million during 2020 as compared to 2019 primarily due to $7.1 million of higher normal recurring additions to fixed assets and $1.3 million of higher depreciation on ARO assets. These increases were partially the result of the Cleco Cajun Transaction closing in February 2019.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $1.4 million during 2020 as compared to 2019 primarily due to lower property taxes.

Income Taxes
Federal and state income taxes increased $6.6 million during 2020 as compared to 2019 primarily due to $5.6 million for the change in pretax income and $2.6 million for state tax expense, partially offset by $1.5 million of permanent tax deductions. The effective income tax rate for the year ended December 31, 2020, was 24.5% which was different than the federal statutory rate.

Comparison of the Years Ended December 31, 2019, and 2018

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue, net	$1,639,605	$1,231,044	$408,561	33.2%
Operating expenses	1,324,711	986,487	338,224	34.3%
Operating income	314,894	244,557	70,337	28.8%
Interest income	6,090	6,073	17	0.3%
Allowance for equity funds used during construction	15,397	14,159	$1,238	8.7%
Other income (expense), net	758	(14,328)	$15,086	105.3%
Interest charges	141,309	126,642	$(14,667)	(11.6)%
Federal and state income tax expense	43,165	29,382	$(13,783)	(46.9)%
Net income	$152,665	$94,437	$58,228	61.7%

Operating Revenue
Operating revenue, net increased $408.6 million during 2019 as compared to 2018 primarily due to the addition of $375.5 million of electric operations and $117.5 million of other operations revenue at Cleco Cajun. These increases were

CLECO
CLECO POWER	2020 FORM 10-K
partially offset by $51.4 million of lower fuel cost recovery at Cleco Power.

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

Income Taxes
Federal and state income tax expense increased $13.8 million during 2019 as compared to 2018 primarily due to the change in pretax income, excluding AFUDC equity. The effective income tax rate for the year ended December 31, 2020, was 22.0% which was different than the federal statutory rate. For more information about the difference in the effective income tax rate and the federal statutory rate, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco.”

Results of operations for Cleco Power are more fully described below.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2019	2018	VARIANCE	CHANGE
Operating revenue
Base	$669,091	$678,378	$(9,287)	(1.4)%
Fuel cost recovery	461,837	513,209	(51,372)	(10.0)%
Electric customer credits	(38,516)	(33,195)	(5,321)	(16.0)%
Other operations	72,833	82,330	(9,497)	(11.5)%
Affiliate revenue	3,125	874	2,251	257.6%
Operating revenue, net	1,168,370	1,241,596	(73,226)	(5.9)%
Operating expenses
Recoverable fuel and purchased power	461,877	513,206	51,329	10.0%
Non-recoverable fuel and purchased power	34,648	37,530	2,882	7.7%
Other operations and maintenance	207,164	202,552	(4,612)	(2.3)%
Depreciation and amortization	172,471	162,069	(10,402)	(6.4)%
Taxes other than income taxes	43,742	47,267	3,525	7.5%
Total operating expenses	919,902	962,624	42,722	4.4%
Operating income	248,468	278,972	(30,504)	(10.9)%
Interest income	4,744	5,052	(308)	(6.1)%
Allowance for equity funds used during construction	15,397	14,159	1,238	8.7%
Other expense, net	(3,616)	(8,699)	5,083	58.4%
Interest charges	71,279	71,303	24	—%
Federal and state income tax expense	45,452	55,924	10,472	18.7%
Net income	$148,262	$162,257	$(13,995)	(8.6)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2019	2018	(UNFAVORABLE)
Electric sales
Residential	3,589	3,780	(5.1)%
Commercial	2,772	2,731	1.5%
Industrial	2,027	2,243	(9.6)%
Other retail	129	133	(3.0)%
Total retail	8,517	8,887	(4.2)%
Sales for resale	3,046	2,991	1.8%
Total retail and wholesale customer sales	11,563	11,878	(2.7)%

CLECO
CLECO POWER	2020 FORM 10-K
The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2019	2018	(UNFAVORABLE)
Electric sales
Residential	$297,204	$304,708	(2.5)%
Commercial	198,664	192,781	3.1%
Industrial	84,030	90,291	(6.9)%
Other retail	10,786	10,918	(1.2)%
Surcharge	22,132	23,138	(4.3)%
Total retail	612,816	621,836	(1.5)%
Sales for resale	56,275	56,542	(0.5)%
Total base revenue	$669,091	$678,378	(1.4)%
The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

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

Income Taxes
Federal and state income taxes decreased $10.5 million in 2019 as compared to 2018 primarily due to $6.2 million for the change in pretax income, excluding AFUDC equity, $3.2 million for flowthrough of state tax benefits, and $2.5 million of adjustment to tax returns as filed. These decreases were partially offset by $1.4 million of miscellaneous tax items. The effective income tax rate for the year ended December 31, 2019, was 23.5% which was different than the federal statutory rate. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — TCJA” and “Note 13 — Regulation and Rates — TCJA.”

CLECO
CLECO POWER	2020 FORM 10-K

Cleco Cajun
(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2019
Operating revenue
Electric operations	$375,489
Electric customer credits	(1,447)
Other operations	117,468
Affiliate revenue	108
Operating revenue, net	491,618
Operating expenses
Fuel used for electric generation	81,514
Purchased power	177,254
Other operations and maintenance	91,215
Depreciation and amortization	35,544
Taxes other than income taxes	14,785
Total operating expenses	400,312
Operating income	91,306
Interest income	987
Other expense, net	(368)
Interest charges	35
Federal and state income tax expense	22,479
Net income	$69,411

Significant factors affecting Cleco Cajun’s net income from the closing of the Cleco Cajun Transaction on February 4, 2019, through December 31, 2019, are described below.

Operating Revenue
Operating revenue, net of $491.6 million during 2019 primarily consisted of $375.5 million of electric operations revenue from wholesale customers, $57.1 million of lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback, and $47.9 million of transmission revenue from wholesale customers. For more information on the Cottonwood Sale Leaseback agreement, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Leases — Lessor Agreements — Cottonwood Sale Leaseback Agreement.”

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

Income Taxes
Federal and state income taxes of $22.5 million during 2019 primarily included $19.3 million of tax expense on pretax income at the statutory tax rate and $2.7 million for state taxes. The effective income tax rate for 2019 was 24.5%. The estimated annual effective income tax rate used for 2019 for Cleco Cajun was not indicative of the full-year income tax rate.

Non-GAAP Measure
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
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the year ended December 31, 2020, and 2019:

	FOR THE YEAR ENDED DEC. 31,
	2020			2019			2018
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN		CLECO POWER
Net income	$96,655	$89,492		$148,262	$69,411		$162,257
Add: Depreciation and amortization	166,987	47,183	(1)	172,471	38,465	(2)	162,069
Less: Interest income	3,362	273		4,744	987		5,052
Add: Interest charges	73,985	(750)		71,279	35		71,303
Add: Federal and state income tax expense	26,799	29,080		45,452	22,479		55,924
EBITDA	$361,064	$164,732		$432,720	$129,403		$446,501
(1) Includes $12.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $11.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(8.4) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the revenue and expense items of Cleco Power for the years ended December 31, 2020, and 2019, see “— Results of Operations — Comparison of the Years Ended December 31, 2020, and 2019 — Cleco Power.”
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

CLECO
CLECO POWER	2020 FORM 10-K
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
Cleco believes that the following are the most significant critical accounting policies:

•Pension and Other Postretirement Benefits: To determine assets, liabilities, and expenses relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rates, expected return on plan assets, mortality rates, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year-to-year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2020 return on plan assets was 15.89% compared to an expected long-term return of 5.91%. For 2019, the plan assets had a return of 22.17% compared to an expected long-term return of 6.55%. For the calculation of the 2021 periodic expense, Cleco decreased the expected long-term return on plan assets to 5.00%.
Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. As a result of the annual review of assumptions, the pension plan discount rate decreased from 3.43% to 2.74% for the December 31, 2020, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. On December 31, 2020, Cleco Power recognized a $30.1 million actuarial loss primarily related to a decrease in discount rate offset partially by higher than expected return on assets. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants (approximately seven years as of December 31, 2020, for Cleco’s plan) when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(48,301)	$(4,927)
	0.5% decrease	$54,334	$5,447
Salary scale	0.5% increase	$9,514	$1,844
	0.5% decrease	$(8,665)	$(1,676)
Expected return on assets	0.5% increase	$—	$(2,281)
	0.5% decrease	$—	$2,281

Cleco Power made a $15.8 million required contribution to the pension plan in December 2020 and a $12.3 million discretionary contribution to the pension plan in 2019. Cleco Power did not make any required or discretionary contributions to the pension plan in 2018. Based on funding assumptions at December 31, 2020, management estimates that $53.5 million in pension contributions will be required through 2025. Cleco expects to make $67.0 million in discretionary contributions during 2021, which would reduce the future required contributions. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year-to-year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions.
For more information on pension and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.”

•Regulatory Accounting: Cleco has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2020, Cleco Power had $275.5 million of net regulatory assets. As a result of the 2016 Merger, Cleco Holdings recognized regulatory assets. At December 31, 2020, Cleco Holdings had $147.8 million of regulatory assets. If future recovery of costs ceases to be probable due to actions by the LPSC or other factors, Cleco could be required to record a loss on some or all of its regulatory assets. For more information on this regulatory accounting policy, see “— Cleco Power.” For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to

CLECO
CLECO POWER	2020 FORM 10-K
the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” and “Note 6 — Regulatory Assets and Liabilities.”

•Income Taxes: Income tax expense and related balance sheet amounts are comprised of a “current” portion and a “deferred” portion. The current portion represents Cleco’s estimate of the income taxes payable or receivable for the current year. The deferred portion represents Cleco’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years. Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction, and the effect of regulation on income taxes. Cleco’s income tax expense and related assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities. The actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco’s results of operations.
For more information on income taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes.”

•Loss Contingencies: Cleco is currently involved in certain legal proceedings and management has estimated the probable costs for the resolution of these claims. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement assumptions. For more information on legal proceedings affecting Cleco, see Part I, Item 1, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Operational Risks — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

•Business Combinations: Assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair value on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if it exceeds the estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizing independent valuation experts, and involves the use of significant estimates and assumptions. Intangible assets and liabilities were recognized as a result of fair value adjustments in connection with the 2016 Merger and the Cleco Cajun Transaction. Management’s judgments and estimates could materially impact the financial statements in periods after acquisition, such as through depreciation, amortization, and impairments of intangible assets and liabilities. For more information on the Cleco Cajun Transaction and on intangible assets and liabilities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations” and “Note 17 — Intangible Assets, Intangible Liabilities, and Goodwill.”

•Goodwill: On April 13, 2016, in connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion, all of which was assigned to the Cleco Power reporting unit. Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires management to make significant assumptions and estimates, including the identification of reporting units, assignments of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of the reporting units, in which independent valuation experts are often used. Changes in management’s assumptions and estimates could materially affect the determination of fair value and goodwill impairment. For more information on goodwill recorded in connection with the 2016 Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Intangible Assets, Intangible Liabilities, and Goodwill — Goodwill.”

Cleco Power
Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets. Future rate changes could have a material impact on the results of operations, financial condition, or cash flows of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2020, the carrying value of Cleco Power’s long-lived assets was $3.76 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. On March 31, 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit is $565.8 million. Cleco Power has responded to several sets of data requests from the LPSC. Cleco Power has FAC filings for January 2020 and thereafter that are subject to audit. Management believes all FAC costs were prudently incurred. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, by the LPSC related to these filings. For more information on LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures

CLECO
CLECO POWER	2020 FORM 10-K
about Guarantees —Litigation — LPSC Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2020, and 2019 — Cleco Power — Significant Factors Affecting Cleco Power — Fuel Cost Recovery/Recoverable Fuel and Power Purchased.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2020:

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
Cleco may be required to provide credit support with respect to any open trading contracts that Cleco has or may initiate in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the notional value of the initial contract, changes in forward market prices, changes in the volume of open contracts, changes in credit ratings or credit quality where netting agreements are in place, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
Cleco Power and Cleco Cajun participate in the MISO market. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. On February 24, 2021, Cleco Power and Cleco Cajun posted collateral in the amount of $21.0 million and $5.0 million, respectively, with MISO as a result of increased net purchased power costs related to Winter Storms Uri and Viola exceeding the respective unsecured credit capacity with MISO. For more information about MISO, see “— Regulatory and Other Matters — Transmission Rates.” For more information about credit support, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation — Off-Balance Sheet Commitments and Guarantees.” For more information on Winter Storms Uri and Viola, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Storm Restoration — Winter Storms Uri and Viola.”

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

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. As a result of the tax rate reduction, on January 1, 2018, Cleco Power began accruing an estimated reduction in reserve for the federal statutory corporate income tax rate. In February 2018, the LPSC directed utilities, including Cleco Power, to provide considerations of the appropriate manner to flowthrough to ratepayers the benefits of the reduction in corporate income taxes as a result of the TCJA. In July 2019, the LPSC approved Cleco Power’s rate refund of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. This refund was credited to customers over 12 months beginning August 1, 2019.
In July 2019, the LPSC also approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s current base rate case.
As a result of the delay in the rate case, on July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through November 2020. On November 13, 2020, Cleco Power again received approval of its application to extend the TCJA bill

CLECO
CLECO POWER	2020 FORM 10-K
credits from November 30, 2020, until such time that the rate case is complete. The $7.0 million monthly refund will consist of approximately $4.4 million, which is to be funded by the unprotected excess ADIT, and approximately $2.5 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At December 31, 2020, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA. The mechanism to refund the remaining balance of the excess ADIT will be determined in Cleco Power’s current LPSC base rate case. At December 31, 2020, Cleco Power had $352.4 million accrued for the excess ADIT, of which $18.5 million is reflected in current regulatory liabilities. Cleco Power’s current base rate case is ongoing and management is unable to determine its outcome.

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

Debt

Cleco
At December 31, 2020, Cleco had $75.0 million of short-term debt outstanding under its $475.0 million revolving credit facilities, at an average all-in interest rate of 1.40%. As a result of the COVID-19 pandemic, Cleco has implemented certain measures that it believes will provide financial flexibility and help Cleco maintain liquidity. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A “Risk Factors — Operational Risks — COVID-19.” Cleco had no short-term debt outstanding at December 31, 2019.
At December 31, 2020, Cleco’s long-term debt and finance leases outstanding was $3.23 billion, of which $66.7 million was due within one year. The long-term debt due within one year at December 31, 2020, primarily represents $66.0 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the
LPSC. Long-term debt increased by $41.4 million from December 31, 2019, primarily due to Cleco Power’s $125.0 million term loan agreement entered into on August 28, 2020. This increase was partially offset by the $64.0 million payment on Cleco Holdings’ bank term loans in November 2020, and the $11.1 million final principal payment made on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020. For more information on Cleco’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”
Cash and cash equivalents available at December 31, 2020, were $85.0 million combined with $400.0 million available revolving credit facility capacity ($175.0 million from Cleco Holdings and $225.0 million from Cleco Power) for total liquidity of $485.0 million. For more information on the credit facility capacity, see “— Credit Facilities.” Cleco Holdings and Cleco Power have uncommitted lines of credit that allow up to $10.0 million each in short-term borrowings, but no more than $10.0 million in the aggregate, to support their working capital needs.
At December 31, 2020, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting.”
At December 31, 2020, and 2019, Cleco had a working capital surplus of $140.3 million and $126.7 million, respectively. The $13.6 million increase in working capital is primarily due to:

•a $59.3 million decrease in long-term debt due within one year primarily due to the long-term refinancing of $50.0 million 2008 Series A GO Zone bonds and the $11.1 million final principal payment on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020,
•a $29.5 million decrease in provision for rate refund primarily due to refunds to Cleco Power customers for tax-related benefits of the TCJA,
•a $26.4 million increase in fuel inventory primarily due to a decrease in coal consumption at Cleco Cajun, and
•a $13.6 million increase in material and supplies inventory primarily due to higher purchases for Cleco Power’s storm restoration and other projects.

These increases in working capital were partially offset by:

•a $75.0 million increase in short-term debt due to a draw on Cleco Power’s revolving credit facility,
•a $31.3 million decrease in cash and cash equivalents, and
•a $16.8 million increase in regulatory liabilities primarily due to the reclassification of the short-term portion of the regulatory liability related to the TCJA, partially offset by credits to Cleco Power’s customers for the TCJA refunds and the absence of over collections of revenue from the delay of the St. Mary Clean Energy Center project.

CLECO
CLECO POWER	2020 FORM 10-K
At December 31, 2020, Cleco’s Consolidated Balance Sheets reflected $4.97 billion of total liabilities compared to $4.83 billion at December 31, 2019. The $135.3 million increase in total liabilities during 2020 was primarily due to:
•an increase in short-term debt of $75.0 million due to a draw on Cleco Power’s revolving credit facility,
•an increase in total long-term debt of $41.4 million, as previously discussed,
•an increase in postretirement benefit obligations of $31.6 million primarily due to lower discount rates, and
•an increase in net deferred taxes regulatory liabilities of $28.6 million primarily due to temporary tax differences and adjustments to tax returns as filed, partially offset by the amortization of excess ADIT related to the TCJA.

These increases in total liabilities were partially offset by:

•a decrease in provision for rate refund of $29.5 million primarily due to refunds to Cleco Power customers for tax-related benefits of the TCJA and
•a decrease in restricted storm reserve of $12.3 million primarily due to storm costs.

Cleco Holdings
Cleco Holdings had no short-term debt outstanding at December 31, 2020, and 2019.
At December 31, 2020, Cleco Holding’s long-term debt outstanding was $1.60 billion, $66.0 million of which was due within one year. The long-term debt due within one year at December 31, 2020, represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. For Cleco Holdings, long-term debt decreased $63.7 million primarily due to the $64.0 million payment on Cleco Holdings’ bank term loans.
At December 31, 2020, and 2019, Cleco Holdings had no borrowings outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holding’s revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at December 31, 2020.
Cash and cash equivalents available at Cleco Holdings at December 31, 2020, were $21.6 million, combined with $175.0 million available revolving credit facility capacity for a total liquidity of $196.6 million.

Cleco Power
At December 31, 2020, Cleco Power had $75.0 million of short-term debt outstanding under its $300.0 million revolving credit facility, at an all-in interest rate of 1.40%. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.” Cleco Power had no short-term debt outstanding at December 31, 2019. As a result of the COVID-19 pandemic, Cleco has implemented certain measures that it believes will provide financial flexibility and help Cleco maintain liquidity. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A “Risk Factors — Operational Risks — COVID-19.” Although Cleco Power believes it has sufficient liquidity to meet its current obligations and to fund Hurricanes Laura, Delta, and Zeta restoration efforts from a combination of cash on hand and available capacity under its revolving credit facilities, Cleco Power is exploring options to supplement its liquidity until such time securitization of such costs can be completed. For more information on Hurricanes Laura, Delta, and Zeta, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Storm Restoration.” Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs.
At December 31, 2020, Cleco Power’s long-term debt and finance leases outstanding was $1.50 billion, of which $0.7 million was due within one year. Long-term debt increased $114.0 million from December 31, 2019, primarily due to the $125.0 million term loan agreement entered into on August 28, 2020, partially offset by the $11.1 million final principal payment made on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020.
On August 28, 2020, Cleco Power entered into a $125.0 million variable rate bank term loan due on June 28, 2022. Proceeds from the term loan will be used to fund capital expenditures and working capital requirements for Cleco Power and other general corporate purposes. For more information on Cleco Power’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”
Cash and cash equivalents available at December 31, 2020, were $24.8 million combined with $225.0 million available revolving credit facility capacity for total liquidity of $249.8 million.
At December 31, 2020, and 2019, Cleco Power had a working capital surplus of $13.4 million and $33.5 million, respectively. The $20.1 million decrease in working capital is primarily due to:

•a $75.0 million increase in short-term debt due to a draw on the revolving credit facility,
•a $57.9 million increase in affiliate accounts payable,
•a $30.6 million decrease in cash and cash equivalents, and
•a $16.8 million increase in regulatory liabilities primarily due to the reclassification of the short-term portion of the regulatory liability related to the TCJA, partially offset by credits to customers for the TCJA refunds and the absence of over collections of revenue from the delay of the St. Mary Clean Energy Center project.

These decreases in working capital were partially offset by:

•a $60.9 million decrease in long-term debt due within one year primarily due to the long-term refinancing of $50.0 million 2008 series A GO Zone bonds and the $11.1 million final principal payment on the Cleco Katrina/Rita storm recovery bonds on March 2, 2020,
•a $34.1 million decrease in taxes payable primarily due to intercompany tax settlements, partially offset by higher provisions for income taxes,
•a $29.6 million decrease in provision for rate refund primarily due to refunds to customers for tax-related benefits of the TCJA,
•a $13.4 million increase in material and supplies inventory primarily due to higher purchases for storm restoration and other projects,

CLECO
CLECO POWER	2020 FORM 10-K
•a $6.9 million increase in unbilled revenue primarily due to higher usage as a result of colder weather, and
•a $6.7 million increase in accumulated deferred fuel, excluding FTRs, primarily due to the timing of collections and additional deferrals through a fuel surcharge.

At December 31, 2020, Cleco Power’s Consolidated Balance Sheets reflected $2.96 billion of total liabilities compared to $2.76 billion at December 31, 2019. The $195.1 million increase in total liabilities during 2020 was primarily due to:

•an increase in total long-term debt of $114.0 million, as previously discussed,
•an increase in short-term debt of $75.0 million due to a draw on the revolving credit facility,
•an increase in affiliate accounts payable of $57.9 million,
•an increase in net deferred taxes regulatory liabilities of $28.6 million primarily due to temporary tax differences and adjustments to tax returns as filed, partially offset by the amortization of excess ADIT related to the TCJA, and
•an increase in postretirement benefit obligations of $24.6 million primarily due to lower discount rates.

These increases in total liabilities were partially offset by:

•a decrease in taxes payable of $34.1 million as a result of intercompany tax settlements, partially offset by higher provisions for income taxes,
•a decrease in provision for rate refund of $29.6 million primarily due to refunds to customers for tax-related benefits of the TCJA,
•a decrease in accumulated deferred federal and state income taxes, net of $23.2 million, and
•a decrease in restricted storm reserve of $12.3 million primarily due to storm costs.

Credit Facilities
At December 31, 2020, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with no outstanding borrowings and one for Cleco Power in the amount of $300.0 million with outstanding borrowings of $75.0 million. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million with outstanding borrowings of $75.0 million.
Cleco Holdings’ revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in June 2022. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2020, Cleco Holdings was in compliance with the covenants of its revolving credit facility. The borrowing costs under the facility are equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.30%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher fees and additional interest of 0.50% under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in June 2022. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2020, Cleco Power was in compliance with the covenants of its revolving credit facility. At December 31, 2020, the borrowing costs under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay higher fees and additional interest of 0.125% under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At December 31, 2020, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At December 31, 2020, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance.”

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

CLECO
CLECO POWER	2020 FORM 10-K
as a result of changes in wholesale contracts, cost of fuel and purchased power, and costs for generation station operations and maintenance.
Net cash provided by operating activities was $205.8 million and $430.1 million for the years ended December 31, 2020, and 2019, respectively. Net cash provided by operating activities during 2020 decreased $224.3 million from 2019 primarily due to:

•higher payments for non-capital hurricane and storm restoration costs of $75.0 million at Cleco Power,
•lower collections from Cleco Power customers of $43.0 million due to the rate refund for tax-related benefits from the TCJA, which began being credited to customers in August 2019,
•higher payments for fuel inventory of $27.9 million primarily due to higher gas purchases, higher solid fuel purchases, and higher per unit lignite costs,
•lower Cleco Katrina/Rita storm restoration surcharge collections from Cleco Power customers of $18.6 million as a result of the final principal and interest payment on the Cleco Katrina/Rita bonds in March 2020,
•lower net fuel and purchased power collections at Cleco Power of $15.3 million primarily due to the timing of collections,
•higher payments for transmission and distribution inventory of $10.9 million at Cleco Power,
•higher payments for purchases of power of $7.5 million primarily due to the closing of the Cleco Cajun Transaction in February 2019, and
•higher payments for employee benefits of $7.1 million.

Net cash provided by operating activities during 2019 increased $112.3 million from 2018 primarily due to:

•$124.0 million for the addition of Cleco Cajun operations, including receipts of $37.7 million as a result of the Cottonwood Sale Leaseback,
•higher net fuel and purchased power collections at Cleco Power of $29.7 million primarily due to the timing of collections, and
•lower payments for fuel purchases of $18.6 million primarily due to lower purchases of petroleum coke at Cleco Power.

These increases were partially offset by:

•payments for pension plan contributions of $12.3 million at Cleco Power,
•lower receipts of $8.6 million, primarily due to the timing of receipts of Cleco Power’s joint owners’ portion of generating stations expenditures,
•lower Cleco Power customer deposits of $7.9 million, and
•higher interest paid on long-term debt at Cleco Holdings of $6.8 million primarily as a result of additional borrowings to finance the Cleco Cajun Transaction.

Net Investing Cash Flow
Net cash used in investing activities was $377.9 million and $1.12 billion for the years ended December 31, 2020, and 2019, respectively. Net cash used in investing activities decreased $737.5 million primarily due to the absence of payment for the Cleco Cajun Transaction of $962.2 million, partially offset by cash received of $147.2 million. This decrease was partially offset by higher additions to property, plant, and equipment, net of AFUDC, of $80.6 million.

Net cash used in investing activities during 2019 increased $827.2 million from 2018 primarily due to:

•payment for the acquisition of all the membership interest in South Central Generating of $962.2 million, partially offset by cash received of $147.2 million and
•higher additions to property, plant, and equipment, net of AFUDC, of $31.5 million.

These increases were partially offset by the absence of the issuance of a $16.8 million note receivable.

Net Financing Cash Flow
Net cash provided by financing activities was $119.8 million and $687.8 million for the years ended December 31, 2020, and 2019, respectively. Net cash provided by financing activities decreased $568.0 million during 2020 primarily due to:

•the absence of borrowings of $400.0 million related to the financing of the Cleco Cajun Transaction,
•absence of contributions from Cleco Group of $384.9 million,
•the absence of issuance of $300.0 million principal amount of senior notes at Cleco Holdings, and
•higher payments on revolving credit facilities of $55.0 million.

These decreases were partially offset by:

•lower repayments of long-term debt of $315.5 million,
•higher draws on revolving credit facilities of $130.0 million, and
•the borrowing of a $125.0 million term loan at Cleco Power in August 2020.

Net cash provided by financing activities during 2019 increased $729.5 million from 2018 primarily due to:

•borrowings of $400.0 million related to the financing of the Cleco Cajun Transaction,
•higher contributions from Cleco Group of $384.9 million,
•the issuance of $300.0 million principal amount of senior notes at Cleco Holdings, and
•the absence of distributions to Cleco Group of $71.4 million.

These increases were partially offset by:

•higher repayments of long-term debt of $371.4 million and
•the absence of the issuance of $50.0 million principal amount of senior notes in March 2018 at Cleco Power.

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

CLECO
CLECO POWER	2020 FORM 10-K
purchased power collections, and costs for generation operations and maintenance.
Net cash provided by operating activities was $127.8 million and $352.5 million for the years ended December 31, 2020, and 2019, respectively. Net cash provided by operating activities during 2020 decreased $224.7 million from 2019 primarily due to:

•higher payments for non-capital hurricane and storm restoration costs of $75.0 million,
•lower collections from customers of $43.0 million due to the rate refund for the tax-related benefits from the TCJA, which began being credited to customers in August 2019,
•higher payments to vendors of $28.9 million primarily due to timing of vendor payments related to other operating and maintenance activities,
•lower Cleco Katrina/Rita storm restoration surcharge collections from customers of $18.6 million as a result of the final principal and interest payment on the Cleco Katrina/Rita bonds in March 2020,
•lower net fuel and purchased power collections of $15.3 million primarily due to the timing of collections,
•higher payments for transmission and distribution inventory of $10.9 million, and
•higher payout for employee benefits of $3.3 million.

These decreases in net operating cash were partially offset by lower payments for affiliate settlements of $37.9 million.

Net cash provided by operating activities during 2019 increased $12.8 million from 2018 primarily due to:

•higher net fuel and power purchase collections of $29.7 million primarily due to the timing of collections,
•lower payments for fuel purchases of $18.6 million primarily due to lower purchases of petroleum coke, and
•lower payments for employee benefits of $7.8 million.

These increases in net operating cash were partially offset by:

•higher payments for affiliate settlements of $23.6 million,
•payments for pension plan contributions of $12.3 million, and
•lower receipts for other accounts receivable of $8.6 million, primarily due to the timing of receipts of joint owners’ portion of generating station expenditures.

Net Investing Cash Flow
Net cash used in investing activities was $365.9 million and $292.3 million for the years ended December 31, 2020, and 2019, respectively. Net cash used in investing activities during 2020 increased $73.6 million from 2019 primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $78.5 million. This increase was partially offset by higher returns on equity investment in investee of $6.9 million.
Net cash used in investing activities during 2019 increased $3.3 million from 2018 primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $23.6 million. This increase was partially offset by the absence of the issuance of a $16.8 million note receivable.

Net Financing Cash Flow
Net cash provided by financing activities was $186.6 million for the year ended December 31, 2020. Net cash used in financing activities was $41.2 million for the year ended December 31, 2019. Net cash provided by financing activities during 2020 increased $227.8 million from 2019 primarily due to:

•the borrowing of a $125.0 million term loan in August 2020,
•higher draws on revolving credit facilities of $117.0 million, and
•lower repayments of long-term debt of $9.5 million.

These increases were partially offset by higher payments on revolving credit facilities of $42.0 million.
Net cash used in financing activities during 2019 decreased $50.5 million from 2018 primarily due to lower distributions to Cleco Holdings of $101.4 million. This decrease was partially offset by the absence of the issuance of $50.0 million principal amount of senior notes in March 2018.

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
During the years ended December 31, 2020, 2019, and 2018, Cleco Power had capital expenditures, excluding AFUDC, of $377.0 million, $298.6 million, and $275.0 million, respectively. In 2020, 2019, and 2018, 100% of Cleco Power’s capital expenditure requirements were funded internally.
During the years ended December 31, 2020, 2019, and 2018, other subsidiaries had capital expenditures, excluding capitalized interest, of $12.0 million, $9.8 million, and $1.9 million, respectively. The higher capital expenditures in 2020 and 2019 were primarily due to the addition of Cleco Cajun’s capital expenditures.
In 2021 and for the five-year period ending 2025, Cleco and Cleco Power expect to materially fund its capital expenditure requirements with internally generated funds. However, Cleco Power may choose to issue debt in order to supplement its funding sources and achieve its stipulated regulatory capital structure. All computations of internally funded capital expenditures exclude AFUDC and capitalized interest.
Cleco and Cleco Power’s estimated capital expenditures and debt maturities for 2021 and for the five-year period ending December 31, 2025 are presented in the following tables. All amounts exclude AFUDC and capitalized interest.

CLECO
CLECO POWER	2020 FORM 10-K

Cleco
PROJECT (THOUSANDS)	2021		%	2021-2025	%
Environmental	$—		—%	$97,000	6%
New business	18,000		5%	84,000	5%
Transmission reliability	73,000		21%	92,000	5%
Fuel optimization	34,000		10%	385,000	22%
General (1)	215,000		64%	1,078,000	62%
Total capital expenditures	$340,000		100%	$1,736,000	100%
Debt payments	66,000	(2)		806,000
Total capital expenditures and debt payments	$406,000			$2,542,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.
(2) Consists of the principal amount committed to be repaid as a result of the Cleco Cajun Transaction. There are no long-term debt obligations with a maturity date in 2021. For more information on the committed principal amount, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”

Cleco Power
PROJECT (THOUSANDS)	2021	%	2021-2025	%
Environmental	$—	—%	$97,000	6%
New business	18,000	6%	84,000	5%
Transmission reliability	73,000	23%	92,000	6%
Fuel optimization	34,000	11%	385,000	23%
General (1)	197,000	60%	993,000	60%
Total capital expenditures	$322,000	100%	$1,651,000	100%
Debt payments	—		375,000
Total capital expenditures and debt payments	$322,000		$2,026,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.
Capital expenditures for other subsidiaries, including Cleco Cajun, in 2021 are estimated to total $18.0 million. For the five-year period ending December 31, 2025, capital expenditures for other subsidiaries, including Cleco Cajun, are estimated to total $85.0 million. Cleco expects cash and cash equivalents on hand in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Other Cash Requirements
Cleco Power’s regulated operations and Cleco Cajun unregulated operations are Cleco’s primary sources of internally generated funds. These funds, along with the issuance of additional debt in future years, will be used for general company purposes, capital expenditures, debt service, human capital expenditures, contractual obligations, and off-balance sheet arrangements, if required.

Contractual Obligations
Cleco, in the course of normal business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. The obligations listed in the following table do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2020, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2020.

		PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	UP TO 12 MONTHS	BEYOND 12 MONTHS
Cleco
Long-term debt (1)	$4,817,444	$201,409	$4,616,035
Finance lease (2)	31,487	2,611	28,876
Operating lease	32,117	3,682	28,435
Purchase	138,095	74,435	63,660
Other long-term liabilities (3)	24,341	5,878	18,463
Postretirement benefits	266,491	9,279	257,212
Total Cleco	$5,309,975	$297,294	$5,012,681
Cleco Power
Long-term debt (1)	$2,552,412	$142,095	$2,410,317
Finance lease (2)	31,487	2,611	28,876
Operating lease	31,899	3,543	28,356
Purchase	104,850	50,994	53,856
Other long-term liabilities (3)	9,000	1,800	7,200
Postretirement benefits	53,500	—	53,500
Total Cleco Power	$2,783,148	$201,043	$2,582,105
(1) For Cleco, the amount above excludes the fair value adjustments related to the 2016 Merger. Cleco’s and Cleco Power’s anticipated interest payments related to long-term debt also are included in this category and do not reflect anticipated future refinancing, early redemption, or debt issuance.
(2) Cleco’s anticipated interest payments and operating fees related to the finance lease obligation are included in this category.
(3) Other long-term liabilities primarily consist of obligations for deferred compensation and various operating and maintenance agreements.
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

CLECO
CLECO POWER	2020 FORM 10-K
— Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks due to a physical attack or cyberattack, or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Information and Supply Chain Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each month, management provides cybersecurity updates to Cleco’s Asset Management Committee. On December 13, 2020, Cleco’s third party provider publicly confirmed a breach of its monitoring products in which a vulnerability was inserted and, if present and activated, could potentially allow an attacker to compromise the server on which the products run. Although Cleco has found no impact to the confidentiality, integrity, or availability of data or systems to date, the incident is still under investigation by the third party provider. Cleco will continue to evaluate the impact to its data and systems as new information becomes available. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Operational Risks — Technology and Terrorism Threats.”

Regulatory and Other Matters

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
For 2020 and 2019, retail rates, which includes the retail portion of FAC and EAC revenue, regulated by the LPSC accounted for approximately 86% of Cleco Power’s total base, FAC, and EAC revenue.

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
For more information on the regulatory impacts of the TCJA on Cleco Power and the LPSC Staff’s FRP reviews, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — TCJA” and “— FRP.”

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO conducted a study which determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation is available. As a result, MISO designated Teche Unit 3 as an SSR unit, until such time that an appropriate alternative solution could be implemented to mitigate reliability issues. Cleco Power received a termination notice, effective April 30, 2019, and filed paperwork to withdraw the filed Attachment Y. For more information on the MISO SSR designation of Teche Unit 3, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — SSR.”

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
On December 17, 2019, the LPSC initiated an audit on program years three and four to consider all program costs. Cleco Power responded to several sets of data requests regarding the audit. In October 2020, a preliminary report was received by Cleco Power with no material findings. The LPSC approved the audit report in November 2020. Program year five and program years thereafter are still subject to be audited. Management is unable to predict or give a reasonable estimate of the outcome of the audit.
Generally utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. On October 21, 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated LCFC revenues until such a time that base rates reset, which is expected in the first half of 2021.

CLECO
CLECO POWER	2020 FORM 10-K
Wholesale Rates
The rates Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its most recent triennial market power analysis on December 23, 2020.

Transmission Rates
In July 2011, FERC issued Order No. 1000 that reformed the electric transmission planning and cost allocation requirements for public utility transmission providers. The rule builds on the reforms of Order No. 890 and corrects remaining deficiencies with respect to transmission planning processes and cost allocation methods. In 2015, MISO and the Southwest Power Pool made separate filings containing different metrics to meet specific requirements. A compliance determination for both filings has not been made and no timetable is available for when a determination will be made. Until a determination is made, Cleco is unable to determine if this order will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

Transmission and Distribution Projects
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
A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. The next NERC Reliability Standards audit for Cleco Power is scheduled to begin in 2023. The next NERC Reliability Standards audit for Cleco Cajun is scheduled to begin in 2022.
A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. Cleco Power’s current NERC CIP audit was completed on August 14, 2020, and the final report was issued by SERC on November 5, 2020. Cleco Cajun’s most recent CIP audit occurred during June 2019, and the final report was issued by SERC on June 27, 2019. Management is unable to determine the timing of NERC’s approval of the final reports.
Management is also unable to predict the final financial outcome of the most recent CIP audits, any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance.”

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

CLECO
CLECO POWER	2020 FORM 10-K
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

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired on December 31, 2020. Cleco Power has not submitted a new five-year program to the LPSC for approval. Cleco Power filed its annual SQP monitoring report on March 27, 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK OVERVIEW
Cleco is exposed to counterparty credit risk, liquidity risk, interest rate risk, and commodity price risk. Cleco has implemented a governance framework, inclusive of risk policies and procedures to help manage these and other risks.

Counterparty Credit Risks
When Cleco enters into bilateral commodity derivative or physical commodity transactions, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to incur replacement cost losses.
Cleco monitors and manages its credit risk exposure through credit risk management policies and procedures that include:

•routine review of counterparty credit quality and credit exposure,
•entering into industry standard master agreements with specific terms and conditions for credit exposure and non-performance,
•measuring expected and potential future exposure regularly, and
•exchanging guarantees or forms of cash equivalent collateral for financial assurance.

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
At December 31, 2020, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At December 31, 2020, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.30%.

CLECO
CLECO POWER	2020 FORM 10-K
At December 31, 2020, Cleco Holdings had a $266.0 million long-term variable rate bank term loan outstanding at an interest rate of LIBOR plus 1.875%, for an all-in interest rate of 2.025%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.7 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the year ended December 31, 2020, was 2.29%.
At December 31, 2020, Cleco Power had $75.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 1.40%. At December 31, 2020, Cleco Power’s borrowing costs under its $300.0 million revolving credit facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
At December 31, 2020, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of 1.40%. Each 1% increase in the interest rate applicable to Cleco Power’s short- and long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $2.0 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the year ended December 31, 2020, was 1.41%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s pretax earnings of $4.7 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risks
Cleco Power and Cleco Cajun’s financial performance can be impacted by changes in commodity prices that impact fuel costs, generation revenues, and customer supply costs and revenue. Cleco’s Energy Market Risk Management Policy authorizes hedging commodity price risk with physical or financially settled derivative instruments within approved guidelines and limits of authority. Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
Cleco Power and Cleco Cajun, individually, may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO LMP nodes when serving customer load. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During 2020, Cleco Cajun entered into gas-related derivative contracts including fixed price physical forwards and financially settled swap transactions. These are included in other commodity derivatives in the following tables.
The following tables present the fair values of derivative instruments and their respective line items as recorded on
Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2020:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$4,805
Current	Energy risk management liabilities	(1,625)
Other commodity derivatives
Current	Energy risk management assets	8,276
Non-current	Other deferred charges	323
Current	Energy risk management liabilities	(828)
Non-current	Other deferred credits	(784)
Commodity-related contracts, net		$10,167

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$4,337
Current	Energy risk management liabilities	(1,121)
Commodity-related contracts, net		$3,216

Cleco monitors the Value at Risk (VaR) of its other commodity derivative contracts requiring derivative accounting treatment. Cleco applies a portfolio VaR covariance analytical approach within a 5-day holding period at a 95% confidence interval. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market price volatilities.
The following table presents the VaR of other commodity derivative contracts for 2020, as well as the VaR at December 31, 2020, based on these assumptions:

		FOR THE YEAR ENDED DEC. 31, 2020
(THOUSANDS)	AT DEC. 31, 2020	HIGH	LOW	AVERAGE
Cleco	$7,138	$7,879	$3,425	$5,451

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity” and “Note 8 — Fair Value Accounting — Commodity Contracts.”

CLECO
CLECO POWER	2020 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Corporate Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in member’s equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Cleco Power reporting unit
As described in Note 2 and Note 17 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.49 billion at December 31, 2020, all of which was assigned to the Cleco Power Reporting Unit. Management conducts an impairment test as of August 1 of each year, or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Fair value is estimated by management using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and weighted-average cost of capital or discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Cleco Power reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to capital expenditures, long-term rate of growth, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management relating to

CLECO
CLECO POWER	2020 FORM 10-K
capital expenditures, long-term rate of growth, and discount rate. Evaluating management’s assumptions related to the capital expenditures and projected long-term rate of growth involved evaluating whether the assumptions used by management were reasonable considering, as applicable, (i) the current and past performance of the reporting unit, (ii) the consistency with external market and modeled rate base changes, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the long-term rate of growth and discount rate assumptions.

Accounting for the Effects of Regulatory Matters
As described in Notes 2 and 6 to the consolidated financial statements, Cleco Power complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2020, there were $603.8 million of deferred costs included in regulatory assets and $180.6 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance of regulated operations.
The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are (i) the significant judgment by management in evaluating the impact of regulatory orders and accounting guidance on relevant transactions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to the timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating (i) management’s process for identifying relevant transactions which require regulatory treatment; (ii) management’s assessment regarding the accounting impacts arising from regulatory orders and accounting guidance; (iii) the reasonableness of management’s assessment regarding the timing of revenue recognition, probability of recovery of regulatory assets and the establishment of regulatory liabilities; and (iv) the regulatory assets and liabilities calculated by management based on provisions and formulas outlined in rate orders and other correspondence.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 3, 2021

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Operating revenue
Electric operations	$1,370,893	$1,496,736	$1,181,907
Other operations	180,524	182,832	82,332
Gross operating revenue	1,551,417	1,679,568	1,264,239
Electric customer credits	(53,271)	(39,963)	(33,195)
Operating revenue, net	1,498,146	1,639,605	1,231,044
Operating expenses
Fuel used for electric generation	326,869	466,831	382,556
Purchased power	282,255	280,991	168,180
Other operations and maintenance	299,640	291,031	197,032
Depreciation and amortization	219,363	216,320	170,414
Taxes other than income taxes	61,321	61,870	48,791
Merger transaction and commitment costs	3,606	7,668	19,514
Total operating expenses	1,193,054	1,324,711	986,487
Operating income	305,092	314,894	244,557
Interest income	3,948	6,090	6,073
Allowance for equity funds used during construction	998	15,397	14,159
Other (expense) income, net	(14,156)	758	(14,328)
Interest charges
Interest charges, net	139,272	147,346	131,348
Allowance for borrowed funds used during construction	(1,408)	(6,037)	(4,706)
Total interest charges	137,864	141,309	126,642
Income before income taxes	158,018	195,830	123,819
Federal and state income tax expense	35,718	43,165	29,382
Net income	$122,300	$152,665	$94,437
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Net income	$122,300	$152,665	$94,437
Other comprehensive income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $2,922, tax benefit of $6,808, and tax expense of $1,868, respectively)	(8,283)	(19,299)	5,296
Total other comprehensive (loss) income, net of tax	(8,283)	(19,299)	5,296
Comprehensive income, net of tax	$114,017	$133,366	$99,733
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2020	2019
Assets
Current assets
Cash and cash equivalents	$84,976	$116,292
Restricted cash and cash equivalents	4,545	11,100
Customer accounts receivable (less allowance for credit losses of $2,758 in 2020 and $3,005 in 2019	82,511	83,591
Other accounts receivable	32,076	35,731
Unbilled revenue	40,127	33,207
Fuel inventory, at average cost	109,494	83,061
Materials and supplies, at average cost	132,449	118,858
Energy risk management assets	13,081	7,023
Accumulated deferred fuel	28,194	22,910
Cash surrender value of company-/trust-owned life insurance policies	89,138	86,096
Prepayments	14,549	7,711
Regulatory assets	21,041	19,807
Other current assets	12,711	12,688
Total current assets	664,892	638,075
Property, plant, and equipment
Property, plant, and equipment	5,337,190	4,982,255
Accumulated depreciation	(672,271)	(454,874)
Net property, plant, and equipment	4,664,919	4,527,381
Construction work in progress	124,622	117,630
Total property, plant, and equipment, net	4,789,541	4,645,011
Equity investment in investee	9,072	17,072
Goodwill	1,490,797	1,490,797
Prepayments	23,405	25,949
Operating lease right of use assets	26,172	28,791
Restricted cash and cash equivalents	744	15,203
Note receivable	14,506	15,198
Regulatory assets	554,609	422,431
Intangible assets	111,731	138,103
Other deferred charges	40,100	39,668
Total assets	$7,725,569	$7,476,298
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2020	2019
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$75,000	$—
Long-term debt and finance leases due within one year	66,682	125,986
Accounts payable	161,357	158,863
Accounts payable - affiliate	41,283	33,780
Customer deposits	58,718	58,289
Provision for rate refund	9,444	38,903
Taxes payable, net	7,530	8,931
Interest accrued	15,583	19,001
Energy risk management liabilities	2,453	4,113
Regulatory liabilities - other	23,509	6,675
Deferred compensation	13,240	12,115
Other current liabilities	49,813	44,683
Total current liabilities	524,612	511,339
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	661,376	657,058
Postretirement benefit obligations	314,653	283,075
Regulatory liabilities - deferred taxes, net	157,056	146,948
Restricted storm reserve	—	12,285
Deferred lease revenue	40,657	49,862
Intangible liabilities	24,859	31,872
Asset retirement obligations	27,986	23,173
Operating lease liabilities	23,333	25,779
Other deferred credits	28,627	27,222
Total long-term liabilities and deferred credits	1,278,547	1,257,274
Long-term debt and finance leases, net	3,165,387	3,064,679
Total liabilities	4,968,546	4,833,292
Commitments and contingencies (Note 15)
Member’s equity	2,757,023	2,643,006
Total liabilities and member’s equity	$7,725,569	$7,476,298
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Operating activities
Net income	$122,300	$152,665	$94,437
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	249,494	245,682	187,426
Provision for credit losses	5,488	2,348	797
Unearned compensation expense	5,715	5,409	5,837
Allowance for equity funds used during construction	(998)	(15,397)	(14,159)
(Gain) loss on risk management assets and liabilities, net	(13,261)	10,180	—
Deferred lease revenue	(9,205)	(8,439)	—
Deferred income taxes	35,876	40,081	6,543
Deferred fuel costs	(4,142)	11,132	(18,549)
Cash surrender value of company-/trust-owned life insurance	(3,042)	(5,705)	2,726
Changes in assets and liabilities
Accounts receivable	(8,772)	(9,532)	3,123
Accounts receivable - affiliate	(621)	(1,041)	635
Unbilled revenue	(6,920)	2,107	1,084
Fuel inventory and materials and supplies	(39,602)	18,463	(2,981)
Prepayments	(20,117)	(14,479)	153
Accounts payable	(19,612)	13,507	18,898
Accounts payable - affiliate	1,470	3,175	—
Customer deposits	6,663	5,888	13,757
Provision for merger commitments	560	(1,848)	(3,273)
Postretirement benefit obligations	(9,588)	(10,981)	4,646
Regulatory assets and liabilities, net	(76,428)	90	3,032
Other deferred accounts	(16,931)	(7,147)	(9,748)
Taxes accrued	4,633	(3,619)	20,976
Interest accrued	(3,417)	3,173	1,124
Deferred compensation	1,125	1,316	(1,521)
Other operating	5,151	(6,909)	2,798
Net cash provided by operating activities	205,819	430,119	317,761
Investing activities
Additions to property, plant, and equipment	(390,013)	(323,791)	(291,061)
Allowance for equity funds used during construction	998	15,397	14,159
Reimbursement for property loss	115	141	1,375
Return of equity investment in investee	8,000	1,100	—
Return of investment in company-owned life insurance	1,912	3,761	—
Return of equity investment in tax credit fund	—	1,625	2,775
Issuance of note receivable	—	—	(16,800)
Payment to acquire business, net of cash received	—	(814,969)	—
Other investing	1,081	1,313	1,392
Net cash used in investing activities	(377,907)	(1,115,423)	(288,160)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020		2019		2018
Financing activities
Draws on credit facilities	238,000		108,000		—
Payments on credit facilities	(163,000)		(108,000)		—
Issuances of long-term debt	125,000		700,000		50,000
Repayments of long-term debt	(75,055)		(390,571)		(19,193)
Payment of financing costs	(4,570)		(5,959)		(791)
Contribution from member	—		384,900		—
Distributions to member	—		—		(71,350)
Other financing	(617)		(557)		(383)
Net cash provided by (used in) financing activities	119,758		687,813		(41,717)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(52,330)		2,509		(12,116)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	142,595	(1)	140,086		152,202
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$90,265	(2)	$142,595	(1)	$140,086

Supplementary cash flow information
Interest paid, net of amount capitalized	$130,544		$130,988		$124,154
Income taxes (refunded) paid, net	$(2,777)		$(19)		$272
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,943		$16,124		$56,450
Non-cash additions to property, plant, and equipment	$—		$52		$1,224
Incurrence of finance lease obligation - barges	$—		$—		$16,800
(1) Includes cash and cash equivalents of $116,292, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $15,203.
(2) Includes cash and cash equivalents of $84,976, current restricted cash and cash equivalents of $4,545, and non-current restricted cash and cash equivalents of $744.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances,Dec. 31, 2017	$2,069,376	$29,902	$(2,921)	$2,096,357
Distributions to member	—	(71,350)	—	(71,350)
Net income	—	94,437	—	94,437
Other comprehensive income, net of tax	—	—	5,296	5,296
Reclassification of effect of tax rate change	—	589	(589)	—
Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
Contributions from member	384,900	—	—	384,900
Net income	—	152,665	—	152,665
Other comprehensive loss, net of tax	—	—	(19,299)	(19,299)
Balances, Dec. 31, 2019	$2,454,276	$206,243	$(17,513)	$2,643,006
Net income	—	122,300	—	122,300
Other comprehensive loss, net of tax	—	—	(8,283)	(8,283)
Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Power LLC and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Effects of Regulatory Matters
As described in Notes 2 and 6 to the consolidated financial statements, Cleco Power complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2020, there were $456.0 million of deferred costs included in regulatory assets and $180.6 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance of regulated operations.
The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are (i) the significant judgment by management in evaluating the impact of regulatory orders and accounting guidance on relevant transactions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and

CLECO
CLECO POWER	2020 FORM 10-K
evaluating audit evidence related to the timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating (i) management’s process for identifying relevant transactions which require regulatory treatment; (ii) management’s assessment regarding the accounting impacts arising from regulatory orders and accounting guidance; (iii) the reasonableness of management’s assessment regarding the timing of revenue recognition, probability of recovery of regulatory assets and the establishment of regulatory liabilities; and (iv) the regulatory assets and liabilities calculated by management based on provisions and formulas outlined in rate orders and other correspondence.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 3, 2021

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Operating revenue
Electric operations	$1,015,018	$1,130,928	$1,191,587
Other operations	65,237	72,833	82,330
Affiliate revenue	5,156	3,125	874
Gross operating revenue	1,085,411	1,206,886	1,274,791
Electric customer credits	(53,119)	(38,516)	(33,195)
Operating revenue, net	1,032,292	1,168,370	1,241,596
Operating expenses
Fuel used for electric generation	293,492	385,317	382,556
Purchased power	100,698	111,208	168,180
Other operations and maintenance	221,146	207,164	202,552
Depreciation and amortization	166,987	172,471	162,069
Taxes other than income taxes	44,631	43,742	47,267
Total operating expenses	826,954	919,902	962,624
Operating income	205,338	248,468	278,972
Interest income	3,362	4,744	5,052
Allowance for equity funds used during construction	998	15,397	14,159
Other expense, net	(12,259)	(3,616)	(8,699)
Interest charges
Interest charges, net	75,393	77,316	76,009
Allowance for borrowed funds used during construction	(1,408)	(6,037)	(4,706)
Total interest charges	73,985	71,279	71,303
Income before income taxes	123,454	193,714	218,181
Federal and state income tax expense	26,799	45,452	55,924
Net income	$96,655	$148,262	$162,257
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Net income	$96,655	$148,262	$162,257
Other comprehensive income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $855, tax benefit of $3,408, and tax expense of $968, respectively)	(2,422)	(9,657)	2,743
Amortization of interest rate derivatives to earnings (net of tax expense of $90 for each year presented)	254	254	254
Total other comprehensive (loss) income, net of tax	(2,168)	(9,403)	2,997
Comprehensive income, net of tax	$94,487	$138,859	$165,254
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2020	2019
Assets
Utility plant and equipment
Property, plant, and equipment	$5,824,378	$5,489,457
Accumulated depreciation	(2,067,362)	(1,905,031)
Net property, plant, and equipment	3,757,016	3,584,426
Construction work in progress	110,613	111,687
Total utility plant and equipment, net	3,867,629	3,696,113
Current assets
Cash and cash equivalents	24,846	55,489
Restricted cash and cash equivalents	4,545	11,100
Customer accounts receivable (less allowance for credit losses of $2,758 in 2020 and $3,005 in 2019)	43,852	39,165
Accounts receivable - affiliate	14,605	14,481
Other accounts receivable	27,535	24,604
Unbilled revenue	40,127	33,207
Fuel inventory, at average cost	63,234	59,602
Materials and supplies, at average cost	105,340	91,941
Energy risk management assets	4,337	6,311
Accumulated deferred fuel	28,194	22,910
Cash surrender value of company-owned life insurance policies	16,184	17,574
Prepayments	7,163	4,786
Regulatory assets	13,305	10,973
Other current assets	830	655
Total current assets	394,097	392,798
Equity investment in investee	9,072	17,072
Prepayments	1,496	2,693
Operating lease right of use assets	26,006	28,633
Restricted cash and cash equivalents	—	14,363
Note receivable	14,506	15,198
Regulatory assets	414,535	272,289
Other deferred charges	38,806	37,371
Total assets	$4,766,147	$4,476,530
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2020	2019
Liabilities and member’s equity
Member’s equity	$1,807,879	$1,713,392
Long-term debt and finance leases, net	1,502,257	1,327,372
Total capitalization	3,310,136	3,040,764
Current liabilities
Short-term debt	75,000	—
Long-term debt and finance leases due within one year	682	61,587
Accounts payable	106,089	110,096
Accounts payable - affiliate	72,068	14,123
Customer deposits	58,718	58,289
Provision for rate refund	8,630	38,241
Taxes payable, net	4,778	38,888
Interest accrued	5,357	7,972
Energy risk management liabilities	1,121	586
Regulatory liabilities - other	23,509	6,675
Other current liabilities	24,754	22,802
Total current liabilities	380,706	359,259
Commitments and contingencies (Note 15)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	634,598	657,834
Postretirement benefit obligations	230,825	206,270
Regulatory liabilities - deferred taxes, net	157,056	146,948
Restricted storm reserve	—	12,285
Asset retirement obligations	11,364	7,325
Operating lease liabilities	23,295	25,658
Other deferred credits	18,167	20,187
Total long-term liabilities and deferred credits	1,075,305	1,076,507
Total liabilities and member’s equity	$4,766,147	$4,476,530
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Operating activities
Net income	$96,655	$148,262	$162,257
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	172,452	178,245	168,248
Provision for credit losses	5,100	2,348	797
Unearned compensation expense	1,150	974	1,873
Allowance for equity funds used during construction	(998)	(15,397)	(14,159)
Deferred income taxes	6,165	21,799	(11,545)
Deferred fuel costs	(4,142)	11,132	(18,549)
Cash surrender value of company-owned life insurance	1,390	2,923	(219)
Changes in assets and liabilities
Accounts receivable	(21,289)	(4,740)	3,967
Accounts receivable - affiliate	3,403	728	426
Unbilled revenue	(6,920)	2,107	1,084
Fuel inventory and materials and supplies	(16,609)	21,121	(2,981)
Prepayments	(1,414)	386	107
Accounts payable	(27,401)	14,659	22,419
Accounts payable - affiliate	(276)	5,912	(4,700)
Customer deposits	6,663	5,888	13,757
Provision for merger commitments	(1,752)	(1,848)	(3,273)
Postretirement benefit obligations	(12,321)	(10,078)	4,252
Regulatory assets and liabilities, net	(78,416)	(1,897)	1,044
Other deferred accounts	(17,262)	(6,338)	(5,421)
Taxes accrued	23,442	(20,881)	16,566
Interest accrued	(2,614)	(280)	1,169
Other operating	2,773	(2,541)	2,569
Net cash provided by operating activities	127,779	352,484	339,688
Investing activities
Additions to property, plant, and equipment	(378,042)	(313,962)	(289,153)
Allowance for equity funds used during construction	998	15,397	14,159
Reimbursement for property loss	115	141	1,375
Issuance of note receivable	—	—	(16,800)
Return of equity investment in investee	8,000	1,100	—
Return of investment in company-owned life insurance	1,912	3,761	—
Other investing	1,081	1,313	1,392
Net cash used in investing activities	(365,936)	(292,250)	(289,027)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2020 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020		2019		2018
Financing activities
Draws on credit facility	150,000		33,000		—
Payments on credit facility	(75,000)		(33,000)		—
Issuances of long-term debt	125,000		—		50,000
Repayments of long-term debt	(11,055)		(20,571)		(19,193)
Payment of financing costs	(1,732)		(31)		(766)
Distributions to member	—		(20,000)		(121,400)
Other financing	(617)		(557)		(382)
Net cash provided by (used in) financing activities	186,596		(41,159)		(91,741)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(51,561)		19,075		(41,080)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	80,952	(1)	61,877		102,957
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$29,391	(2)	$80,952	(1)	$61,877

Supplementary cash flow information
Interest paid, net of amount capitalized	$67,799		$67,391		$70,357
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$6,824		$14,894		$55,718
Incurrence of finance lease obligation - barges	$—		$—		$16,800
(1) Includes cash and cash equivalents of $55,489, current restricted cash and cash equivalents of $11,100, and non-current restricted cash and cash equivalents of $14,363.
(2) Includes cash and cash equivalents of $24,846 and current restricted cash and cash equivalents of $4,545.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2017	$1,564,362	$(13,683)	$1,550,679
Distributions to member	(121,400)	—	(121,400)
Net income	162,257	—	162,257
Other comprehensive income, net of tax	—	2,997	2,997
Reclassification of effect of tax rate change	2,496	(2,496)	—
Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
Distributions to member	(20,000)	—	(20,000)
Net income	148,262	—	148,262
Other comprehensive loss, net of tax	—	(9,403)	(9,403)
Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
Net income	96,655	—	96,655
Other comprehensive loss, net of tax	—	(2,168)	(2,168)
Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Business Combinations	Cleco
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Jointly Owned Generation Units	Cleco and Cleco Power
Note 8	Fair Value Accounting	Cleco and Cleco Power
Note 9	Debt	Cleco and Cleco Power
Note 10	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 11	Income Taxes	Cleco and Cleco Power
Note 12	Disclosures about Segments	Cleco
Note 13	Regulation and Rates	Cleco and Cleco Power
Note 14	Variable Interest Entities	Cleco and Cleco Power
Note 15	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 16	Affiliate Transactions	Cleco and Cleco Power
Note 17	Intangible Assets, Intangible Liabilities, and Goodwill	Cleco and Cleco Power
Note 18	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 19	Storm Restoration	Cleco and Cleco Power

Notes to the Financial Statements

Note 1 — The Company
Cleco is composed of the following:

•Cleco Power, a regulated electric utility subsidiary, which owns 10 generating units with a total rated capacity of 3,360 MW and serves approximately 290,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in an entity that owns lignite reserves. Cleco Power owns all of the outstanding membership interests in Cleco Katrina/Rita, a special purpose entity that is consolidated with Cleco Power in its financial statements.

•Cleco Cajun, an unregulated electric utility subsidiary, which owns 14 generating units with a total rated capacity of 3,379 MW and supplies wholesale power and capacity in Arkansas, Louisiana, and Texas. Cleco Cajun owns all of the outstanding membership interest in Cottonwood Energy. Upon the closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”

•Cleco’s other operations consist of the following:
◦Cleco Holdings, a holding company,
◦Support Group, a shared services subsidiary,
◦Diversified Lands, an investment subsidiary, and
◦Attala and Perryville, two subsidiaries that owned and operated transmission interconnection facilities prior to the assets being sold by Cleco on December 29, 2017.

Note 2 — Summary of Significant Accounting Policies

COVID-19 Impacts
On March 11, 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. These restrictions have significantly impacted many sectors of the economy with record levels of unemployment, driven by businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. State and local authorities have also implemented multistep policies with the goal of reopening various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. However, certain jurisdictions have begun reopening only to delay these plans or return to restrictions in the face of increases in new COVID-19 cases. For example, the governor of the state of Louisiana issued orders in May 2020 to allow businesses to reopen at varying levels of capacity in May and June 2020. To address the June 2020 spike in COVID-19 cases, such reopening activities were temporarily paused or scaled back, and also included closing certain establishments. These restrictions resulted in a decline in new COVID-19 cases, and in September 2020, the state of Louisiana entered into the next phase of its multistep reopening plan. However, in the fall of 2020, new COVID-19 cases began to rise once again and in November 2020, the governor of the state of Louisiana issued orders reverting back to the previous phase of its multistep reopening plan, requiring businesses to temporarily pause or scale back their reopening activities. These increased restrictions again were successful in slowing the spread of COVID-19; therefore, effective March 3, 2021, the state of Louisiana reentered into the next phase of its multistep

CLECO
CLECO POWER	2020 FORM 10-K
reopening plan, reducing some of the restrictions that were in effect.
The COVID-19 pandemic may significantly worsen in the U.S. during the upcoming months, which may cause federal, state, and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the reopening of the economy may be further curtailed.
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
Cleco cannot predict the full impact that COVID-19, or the significant disruption and volatility currently being experienced in the markets, will have on its business, cash flows, liquidity, financial condition, and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the availability and timely distribution of effective treatments and vaccines, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Cleco’s consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through December 31, 2020. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill is assessed as of August 1 of each year or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. For more information on goodwill, see Note 17 — “Intangible Assets, Intangible Liabilities, and Goodwill.”

Intangible Assets and Liabilities
Intangible assets include Cleco Katrina/Rita’s right to bill and collect storm recovery charges through March 2020, fair value adjustments for long-term wholesale power supply agreements as well as a fair value adjustment for the valuation of the Cleco trade name. Intangible liabilities also include fair value adjustments for long-term wholesale power supply agreements and a fair value adjustment for the LTSA assumed for maintenance services related to the Cottonwood Plant. The intangible assets and liabilities are being amortized over their estimated useful lives in a manner that best reflects the economic impact derived from such assets and liabilities. Impairment will be tested if there are events or circumstances that indicate that an impairment analysis should be performed. If such an event or circumstance occurs, intangible impairment testing will be performed prior to goodwill impairment testing. Impairment is calculated as the excess of the asset and liabilities’ respective carrying amounts over their respective fair values. For more information on intangible assets and liabilities, see Note 17 — “Intangible Assets, Intangible Liabilities, and Goodwill.”

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

Regulation
Cleco Power is subject to regulation by FERC and the LPSC. Cleco Cajun is subject to regulation by FERC. Cleco complies with the accounting policies and practices prescribed by its regulatory commissions. Cleco Power’s retail rates are regulated by the LPSC. Cleco and Cleco Cajun’s rates for transmission services are regulated by FERC. Rates for wholesale power sales are based on market-based rates, pending FERC review of Cleco’s generation market power analysis. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets. Cleco Power capitalizes or defers certain costs for recovery from its customers and recognizes a liability for amounts expected to be returned to its customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered through the ratemaking process. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Pursuant to this regulatory approval, Cleco has recorded regulatory assets and liabilities.
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
For more information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 6 — “Regulatory Assets and Liabilities.”

CLECO
CLECO POWER	2020 FORM 10-K
AROs
Cleco and Cleco Power recognize an ARO when there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel to incur costs to remove an asset when the asset is retired. These guidelines also require an ARO, which is conditional on a future event, to be recorded even if the event has not yet occurred.
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
In June 2020, Cleco Power remeasured its ARO liability and recorded a $3.3 million increase due to the expected retirement of Dolet Hills Power Station. In September 2020, Cleco Cajun recorded a $0.9 million decrease to its ARO liability associated with the Sterlington generating station as a result of the retirement of the plant. In October 2020, Cleco Power and Cleco Cajun recorded a $0.3 million and $1.1 million, respectively, increase to their ARO liability as a result of the decision to accelerate closure of certain ash management areas in order to comply with updated environmental regulations. For more information on Cleco Power’s current AROs, see Note 6 — “Regulatory Assets and Liabilities — AROs” and Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures and Guarantee — Risks and Uncertainties.”

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
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. On August 1, 2019, Cleco and Cleco Power began amortizing the computer software related to the START project. The amounts of unamortized computer software costs on Cleco’s Consolidated Balance Sheets at December 31, 2020, and 2019 were $178.1 million and $168.6 million, respectively. The amounts of unamortized computer software costs on Cleco Power’s Consolidated Balance Sheets at December 31, 2020, and 2019 were $177.0 million and $166.2 million, respectively. Amortization of capitalized computer software costs charged to expense in Cleco and Cleco Power’s Consolidated Statements of Income for the years ending December 31, 2020, 2019, and 2018 is shown in the following tables:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Amortization	$11,015	$4,917	$2,154

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Amortization	$10,379	$4,321	$1,607

Upon retirement or disposition, the cost of Cleco Power and Cleco Cajun’s depreciable plant and the cost of removal, net of salvage value, are charged to accumulated depreciation. For Cleco’s other subsidiaries, upon disposition or retirement of depreciable assets, the difference between the net book value of the property and any proceeds received for the property is recorded as a gain or loss on asset disposition on Cleco’s Consolidated Statements of Income. Any cost incurred to remove the asset is charged to expense.
Cleco Cajun’s depreciation on property, plant, and equipment is calculated primarily on a composite basis over the useful lives of the assets. Depreciation on all other property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets. The following table presents the useful lives of depreciable assets for Cleco and Cleco Power:

CATEGORY (YEARS)	CLECO			CLECO POWER
Utility Plants
Generation	6	–	95	10	–	95
Distribution	15	–	50	15	–	50
Transmission	5	–	55	5	–	55
Other utility plant	2	–	45	5	–	45
Other property, plant, and equipment	5	–	45	5	–	45

At December 31, 2020, and 2019, Cleco and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2020	2019
Utility plants
Generation	$2,915,349	$2,812,843
Distribution	1,357,714	1,153,086
Transmission	667,398	660,279
Other utility plant	391,057	350,683
Other property, plant, and equipment	5,672	5,364
Total property, plant, and equipment	5,337,190	4,982,255
Accumulated depreciation	(672,271)	(454,874)
Net property, plant, and equipment	$4,664,919	$4,527,381

CLECO
CLECO POWER	2020 FORM 10-K

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2020	2019
Regulated utility plants
Generation	$2,673,271	$2,633,590
Distribution	1,796,841	1,593,104
Transmission	857,833	805,701
Other utility plant	496,433	457,062
Total property, plant, and equipment	5,824,378	5,489,457
Accumulated depreciation	(2,067,362)	(1,905,031)
Net property, plant, and equipment	$3,757,016	$3,584,426

On February 4, 2019, Cleco acquired $741.2 million of unregulated property, plant, and equipment as a result of the Cleco Cajun Transaction. These assets were recorded at fair market value at the date of the acquisition. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”
During 2020, Cleco Power’s regulated utility property, plant, and equipment increased primarily due to the costs related to Hurricanes Laura, Delta, and Zeta, and other capital projects.

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2020, and 2019, Cleco Power had deferred $2.5 million and $1.4 million, respectively, for projects that are in the initial stages of development. These amounts are classified as Other deferred charges on Cleco Power’s Consolidated Balance Sheets.

Fuel Inventory and Materials and Supplies
Fuel inventory consists primarily of petroleum coke, coal, limestone, lignite, and natural gas used to generate electricity.
Materials and supplies consists of transmission and distribution line construction and repair materials. It also consists of generating station and transmission and distribution substation repair materials.
Both fuel inventory and materials and supplies are recorded at the lower of cost or net realizable value using the average cost method and are issued from stock using the average cost of existing stock. Materials and supplies are recorded when purchased and subsequently charged to expense or capitalized to property, plant, and equipment when installed.

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
In response to the COVID-19 pandemic, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment from March 13, 2020, through July 16, 2020. As a result of this executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies, which resulted in no additional charge-offs during the second and third quarters of 2020. On July 16, 2020, Cleco Power began setting up payment plan arrangements for customers with past due balances to be repaid over a period of up to 18 months. On August 27, 2020, Hurricane Laura made landfall in southwest Louisiana causing substantial damage to Cleco’s distribution and transmission facilities and to the properties of Cleco’s customers. Although Cleco’s service territory experienced a recent decline in the economy related to these events, the economic outlook at December 31, 2020, was still within range of its historical credit loss analysis. Cleco began resuming disconnections and late fees and utilizing collection agencies on October 1, 2020. In October 2020, hurricanes Delta and Zeta made landfall in south Louisiana causing substantial damage to Cleco’s distribution and transmission facilities and to the properties of Cleco’s customers. Due to the hurricanes, Cleco suspended disconnections for part of October and began resuming disconnections on November 3, 2020.
The table below presents the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2019	$3,005	$1,250	$4,255
CECL adoption	71	—	71
Current period provision	5,029	388	5,417
Charge-offs	(6,423)	—	(6,423)
Recovery	1,076	—	1,076
Balances, Dec. 31, 2020	$2,758	$1,638	$4,396
* Loan held at Diversified Lands that was fully reserved for at December 31, 2020.

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2019	$3,005
CECL adoption	71
Current period provision	5,029
Charge-offs	(6,423)
Recovery	1,076
Balances, Dec. 31, 2020	$2,758

For more information on the adoption of CECL, see “— Recent Authoritative Guidance.”

Other Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to its power lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco Power maintains an LPSC-approved funded storm reserve.
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims within certain self-insured limits, Cleco maintains reserves. At December 31, 2020, and 2019, the general liability and

CLECO
CLECO POWER	2020 FORM 10-K
workers compensation reserves together were $4.5 million and $4.3 million, respectively.
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of:

Cleco
	AT DEC. 31,
(THOUSANDS)	2020	2019
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,626	$9,632
Cleco Power’s charitable contributions	1,718	1,200
Cleco Power’s rate credit escrow	201	268
Total current	4,545	11,100
Non-current
Diversified Lands’ mitigation escrow	22	21
Cleco Cajun’s defense fund	722	719
Cleco Cajun’s margin deposits	—	100
Cleco Power’s future storm restoration costs	—	12,269
Cleco Power’s charitable contributions	—	2,094
Total non-current	744	15,203
Total restricted cash and cash equivalents	$5,289	$26,303

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2020	2019
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,626	$9,632
Charitable contributions	1,718	1,200
Rate credit escrow	201	268
Total current	4,545	11,100
Non-current
Future storm restoration costs	—	12,269
Charitable contributions	—	2,094
Total non-current	—	14,363
Total restricted cash and cash equivalents	$4,545	$25,463

Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash was collected, it was restricted for payment of administration fees, interest, and principal on storm recovery bonds. The change from December 31, 2019, to December 31, 2020, was due to Cleco Katrina/Rita using $11.1 million for the final storm recovery bond principal payment and $0.3 million for the related final interest payment, partially offset by collections of $4.4 million net of administration fees. At December 31, 2020, the remaining $2.6 million of restricted cash is expected to be used for final administrative and winding up activities of Cleco Katrina/Rita, including refunds to Cleco Power customers for amounts remaining after all other costs are paid.
Cleco Power’s restricted cash and cash equivalents held for future storm restoration costs decreased $12.3 million from December 31, 2019, primarily due to the transfer of $8.3 million towards the costs associated with Hurricane Laura and $4.0 million to cover costs associated with other storms. For more information about Hurricane Laura, see Note 19 — “Storm Restoration.”

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
Cleco evaluates for impairments of equity method investments at each balance sheet date to determine if events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2020, 2019, or 2018. For more information on Cleco’s equity investments, see Note 14 — “Variable Interest Entities.”

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

CLECO
CLECO POWER	2020 FORM 10-K
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

Revenue and Fuel Costs

Utility Revenue
Revenue from sales of electricity is recognized when the service is provided. The costs of fuel and purchased power used for Cleco Power’s retail customers currently are recovered from its customers through Cleco Power’s FAC. These costs are subject to audit and final determination by regulators. Sales taxes and pass-through fees collected on the sale of electricity are not recorded in utility revenue.

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

Sales and Use Taxes
Cleco collects a sales and use tax on the sale of electricity that subsequently is remitted to the state in accordance with state law. These amounts are not recorded as income or expense on Cleco and Cleco Power’s Consolidated Statements of Income but are reflected at gross amounts on Cleco and Cleco Power’s Consolidated Balance Sheets as a receivable until the tax is collected and as a payable until the liability is paid. Cleco currently has no sales tax collected from customers reflected on its income statement.

Franchise Fees
Cleco Power collects a consumer fee for one of its franchise agreements. This fee is not recorded on Cleco and Cleco Power’s Consolidated Statements of Income as revenue and expense, but is reflected at gross amounts on Cleco and Cleco Power’s Consolidated Balance Sheets as a receivable until it is collected and as a payable until the liability is paid.

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. For 2020, Cleco Power’s average short-term debt balance exceeded its average construction work-in-progress balance; however, Cleco Power elected the FERC capital structure waiver contained in FERC Docket Number AC20-127-000. The composite AFUDC rate, including borrowed and other funds, was 10.14% on a pretax basis (7.96% net of tax) for 2020, 10.71% on a pretax basis (8.37% net of tax) for 2019 and 9.58% on a pretax basis (7.08% net of tax) for 2018. Since Cleco Power has not received LPSC authority to recover AFUDC calculated under the FERC waiver, Cleco Power recognized a regulatory liability for the difference between AFUDC calculated under the FERC waiver and AFUDC calculated using only short-term debt as a source of financing.

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
Cleco Cajun has fixed price physical forwards and financial swaps contracts. Management did not elect to apply hedge accounting to these contracts as allowed under applicable accounting standards. When these contracts are marked-to-market, the resulting unrealized gain or loss is

CLECO
CLECO POWER	2020 FORM 10-K
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

Leases
In February 2016, FASB amended the guidance to account for leases. Effective January 1, 2019, Cleco adopted the amended accounting guidance.
Cleco determines if a contract is a lease at its inception. A lease is deemed to exist when the right to control the use of identified property, plant, or equipment is conveyed through a contract for a certain period of time and consideration is paid. If a contract is determined to be a lease, Cleco recognizes a ROU asset and lease liability at the commencement date based on the present value of lease payments over the lease term. The present value of the lease payments is determined by using the implicit interest rate if readily determinable. Cleco’s incremental borrowing rate for a term similar to the duration of the lease based on information available at the commencement date is used if the implicit interest rate is not readily determinable.
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
Expense for a lessee operating lease is recognized as a single lease cost on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the leased asset’s function. Income for a lessor operating lease is recognized as a single lease income item on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the lease asset’s function. For more information on leases, see Note 4 — “Leases.”

Recent Authoritative Guidance
In June 2016, FASB amended the guidance for the measurement of credit losses on receivables and certain other assets. In-scope items for Cleco include unbilled revenue, trade receivables, notes receivables, other accounts receivables, and guarantees. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses. Effective January 1, 2020, Cleco adopted the amended guidance using the prospective transition method. Adoption of this standard resulted in less than a $0.1 million increase in credit loss reserves related to unbilled revenue and trade receivables. The current expected credit loss model did not impact reserves related to any other in-scope items. For more information on Cleco’s accounting for credit losses, see “— Reserves for Credit Losses.”
In August 2018, FASB issued guidance that allows for the deferral of certain implementation costs incurred in a cloud computing arrangement. Effective January 1, 2020, Cleco adopted the guidance using the prospective transition method. Adoption of this guidance did not materially impact the Registrants’ results of operations, financial condition, or cash flows.
In March 2020, FASB issued optional guidance for a limited period of time that applies to entities meeting certain criteria for the contract modifications or hedging relationships that are referencing LIBOR or another reference rate expected to be discontinued due to reference rate reform. The guidance includes a general principal that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The optional guidance may be applied from March 12, 2020, through December 31, 2022. Management has initiated a review of contracts to identify those with reference rates that will be discontinued and expects to apply this guidance on an on-going basis. Management does not expect this guidance to have a significant impact on the Registrants’ results of operations, financial condition, or cash flows.

Note 3 — Business Combinations
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in South Central Generating. This acquisition enabled Cleco to significantly increase the scale of its operations in Louisiana and included the following:

•a 176-MW natural-gas-fired generating station located in Sterlington, Louisiana,
•a 220-MW natural-gas-fired facility and a 210-MW natural-gas-fired peaking facility, both located in Jarreau, Louisiana,
•a 580-MW coal-fired generating facility, a 540-MW natural-gas-fired generating station, and 58% of a 588-MW coal-fired generating station all located in New Roads, Louisiana,
•225 MW of a 300-MW natural-gas-fired peaking facility located in Jennings, Louisiana,
•a 1,263-MW natural-gas-fired generating station located in Deweyville, Texas (the Cottonwood Plant),
•wholesale contracts to provide electricity and capacity to nine Louisiana cooperatives, five municipalities across Arkansas, Louisiana, and Texas, and one investor-owned utility,
•transmission assets, which consist of equipment and land required to connect the generation stations and the wholesale customers to the transmission grid, and
•current assets consisting of cash, inventory, receivables and other miscellaneous assets.

CLECO
CLECO POWER	2020 FORM 10-K
Since the Cleco Cajun Transaction on February 4, 2019, two of the five contracts with municipalities have expired and were not renewed. Also, the Sterlington generating station was retired in December 2020.
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

Regulatory Matters
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the transaction was conditioned upon certain commitments, including holding Cleco Power ratepayers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt by 2024; and a $4.0 million annual reduction to Cleco Power’s retail customer rates. For more information about the rate reduction and debt commitments, see Note 6 — “Regulatory Assets and Liabilities” and Note 9 — “Debt,” respectively.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the LDEQ against Louisiana Generating related to Big Cajun II, Unit 3. As part of the Cleco Cajun Transaction, Cleco Cajun assumed a $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset, which was included in the purchase price allocation and included in other current assets on Cleco’s Condensed Consolidated Balance Sheets. For more information on litigation involving South Central Generating, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — South Central Generating.”

Accounting for the Cleco Cajun Transaction
As consideration for all of the outstanding membership interest in South Central Generating, Cleco paid cash of approximately $962.2 million, which represents the $1.0 billion acquisition price net of working capital and other adjustments of $37.8 million.
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a bridge loan agreement and $100.0 million under a term loan agreement. Both loan agreements are variable rate debt and have a three-year term. Both loan agreements contain certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). On September 11, 2019, Cleco Holdings refinanced the remaining amounts due under the $300.0 million bridge loan agreement and a portion of the $100.0 million term loan agreement with the proceeds from the private placement of $300.0 million aggregate principal amount of senior notes. For more information, see Note 9 — “Debt.” Also, in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total capacity of $175.0 million. All other terms remained the same. Also, in connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
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

CLECO
CLECO POWER	2020 FORM 10-K
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
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. The fair value of the LTSA was estimated by applying the income method. An intangible liability of $24.1 million was reflected in the purchase price allocation and is being amortized using the straight-line method over the estimated remaining life of the LTSA at the time it was acquired. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Consolidated Balance Sheet.
On the date of the acquisition, the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy was estimated by applying the income method. Deferred lease revenue of $58.3 million was reflected in the purchase price allocation and is being amortized over the term of the lease agreement. The amortization is included in Other operations revenue on Cleco’s Consolidated Statement of Income.
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

Operating Leases
Cleco Power leases utility systems from two municipalities and one non-municipal public body. On July 9, 2019, one municipal lease was renewed for an additional term of 10 years and expires on August 11, 2031. The second municipal lease has a term of 10 years and expires on May 13, 2028. The non-municipal lease has a term of 27 years and expires on July 31, 2039. Each utility system lease contains fixed and variable components, as well as provisions for extensions.
Cleco Power has a lease for 113 railcars for coal transportation which expires on March 31, 2021. Cleco Cajun has a lease for 135 railcars for coal transportation, which commenced in February 2019 and was a short-term lease with an initial term of 12 months. On January 27, 2020, this lease was renewed and expires on March 31, 2021. This lease renews for additional one-month terms unless Cleco Cajun chooses to terminate. Cleco reassesses its need for the railcars upon the expiration of each term. Cleco pays a monthly rental fee per car. The railcar leases do not contain contingent rent payments.
Cleco Power has leases for three towboats in order to transport petroleum coke to Madison Unit 3. Each of the towboat leases has a term of 10 years and expires on March 31, 2028. Under these agreements, the rates are adjusted annually per the Producer Price Index. Each lease contains provisions for a five-year extension.
Cleco and Cleco Power’s remaining operating leases provide for office and operating facilities, office equipment, and tower rentals.

CLECO
CLECO POWER	2020 FORM 10-K
The following is a schedule by year of future minimum lease payments due under Cleco and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of December 31, 2020:

(THOUSANDS)	CLECO POWER	CLECO
Years ending Dec. 31,
2021	$3,543	$3,682
2022	3,289	3,320
2023	3,234	3,262
2024	3,216	3,236
2025	3,216	3,216
Thereafter	15,401	15,401
Total minimum lease payments	31,899	32,117
Less: amount representing interest	5,932	5,982
Present value of net minimum operating lease payments	$25,967	$26,135
Current liabilities	$2,672	$2,802
Non-current liabilities	$23,295	$23,333

Finance Lease
In April 2018, Cleco Power entered into an agreement with Savage Inland Marine for continued use of 42 barges used to transport petroleum coke to Madison Unit 3 through March 2033. The agreement meets the accounting definition of a finance lease.
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
For the years ended December 31, 2020, 2019, and 2018, Cleco Power paid $2.2 million, $2.2 million, and $2.0 million, respectively, in lease payments. For the years ended December 31, 2020, 2019, and 2018, Cleco Power received $0.8 million, $1.7 million, and $0.5 million, respectively, of revenue from subleases.
The following is an analysis of the leased property under the finance lease:

(THOUSANDS)	AT DEC. 31, 2020	AT DEC. 31, 2019
Barges	$16,800	$16,800
Accumulated amortization	(3,080)	(1,960)
Net finance lease asset	$13,720	$14,840

The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of December 31, 2020:

(THOUSANDS)
Years ending Dec. 31,
2021	$2,203
2022	2,203
2023	2,203
2024	2,203
2025	2,203
Thereafter	15,472
Total minimum lease payments	26,487
Less: amount representing interest	11,243
Present value of net minimum finance lease payments	$15,244
Current liabilities	$682
Non-current liabilities	$14,562

Additional Lessee Disclosures
Cleco and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following tables reflect total lease costs for Cleco and Cleco Power for the years ended December 31, 2020, and 2019:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Finance lease cost
Amortization of ROU assets	$1,120	$1,120
Interest on lease liabilities	1,587	1,646
Operating lease cost	4,576	4,528
Variable lease cost	301	515
Total lease cost	$7,584	$7,809

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Finance lease cost
Amortization of ROU assets	$1,120	$1,120
Interest on lease liabilities	1,587	1,646
Operating lease cost	4,191	4,303
Variable lease cost	301	515
Total lease cost	$7,199	$7,584

CLECO
CLECO POWER	2020 FORM 10-K
The following tables present additional information related to Cleco and Cleco Power’s operating and finance leases as of and for the years ended December 31, 2020, and 2019:

Cleco
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2020	2019
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$26,172	$28,791
Finance	Property, plant, and equipment	13,720	14,840
Total ROU assets		$39,892	$43,631
Current lease liabilities
Operating	Other current liabilities	$2,802	$2,978
Finance	Long-term debt and finance leases due within one year	682	617
Non-current lease liabilities
Operating	Operating lease liabilities	23,333	25,779
Finance	Long-term debt and finance leases, net	14,562	15,244
Total lease liabilities		$41,379	$44,618

Cleco Power
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2020	2019
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$26,006	$28,633
Finance	Property, plant, and equipment	13,720	14,840
Total ROU assets		$39,726	$43,473
Current lease liabilities
Operating	Other current liabilities	$2,672	$2,935
Finance	Long-term debt and finance leases due within one year	682	617
Non-current lease liabilities
Operating	Operating lease liabilities	23,295	25,658
Finance	Long-term debt and finance leases, net	14,562	15,244
Total lease liabilities		$41,211	$44,454

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,504	$4,452
Operating cash flows from finance leases	$1,587	$1,646
Financing cash flows from finance leases	$617	$557
ROU assets obtained in exchange for new lease liabilities	$—	$15,881

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,120	$4,203
Operating cash flows from finance leases	$1,587	$1,646
Financing cash flows from finance leases	$617	$557
ROU assets obtained in exchange for new lease liabilities	$—	$15,749

Cleco
	AT DEC. 31,
(THOUSANDS)	2020	2019
Other supplemental information
Operating leases
Weighted-average remaining lease term	9.9 years	10.8 years
Weighted-average discount rate	4.31%	4.31%
Finance leases
Weighted-average remaining lease term	12.3 years	13.3 years
Weighted-average discount rate	10.18%	10.18%

Cleco Power
	AT DEC. 31, 2020
(THOUSANDS)	2020	2019
Other supplemental information
Operating leases
Weighted-average remaining lease term	10.0 years	10.8 years
Weighted-average discount rate	4.31%	4.31%
Finance leases
Weighted-average remaining lease term	12.3 years	13.3 years
Weighted-average discount rate	10.18%	10.18%

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
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the years ended December 31, 2020, and 2019 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Fixed payments	$40,000	$36,667
Variable payments	20,883	20,415
Amortization of deferred lease liability(1)	9,205	8,438
Total lease income	$70,088	$65,520
(1)The deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

CLECO
CLECO POWER	2020 FORM 10-K
The remaining minimum lease payments to be received under the Cottonwood Sale Leaseback are as follows:

(THOUSANDS)
Years ending Dec. 31,
2021	$40,000
2022	40,000
2023	40,000
2024	40,000
2025	16,667
Total payments	$176,667

Depreciation expense associated with Cleco’s property under the Cottonwood Sale Leaseback for the year ended December 31, 2020, and 2019, was $29.3 million and $22.7 million, respectively. Cleco calculated depreciation on a straight-line basis over the useful life of the asset. Property associated with the Cottonwood Sale Leaseback was as follows:

		AT DEC. 31,
(THOUSANDS)	2020	2019
Property, plant, and equipment	$552,659	$540,409
Accumulated depreciation	(52,053)	(22,741)
Net property, plant, and equipment	$500,606	$517,668

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
Included in Cleco Power’s retail revenue is unbilled electric revenue, which represents the amount customers will be billed for services rendered from the meter reading from the most recent bill to the end of the respective accounting period. Cleco Power uses actual customer energy consumption data available from AMI to calculate unbilled revenue. Also included in Cleco Power’s retail revenue is electric customer credits, which primarily represents the accrued estimated refunds to Cleco Power’s retail customers for the tax related benefits of the TCJA.

Wholesale Revenue
Cleco’s wholesale revenue is generated primarily through the sale of energy and capacity to cooperatives and municipalities. The electricity revenue performance obligations, representing both energy and capacity, are satisfied as a series of performance obligations, and progress towards satisfaction of the performance obligations are measured using an output method. The energy performance obligation measure of progress is based on kWh delivered. The capacity performance obligation measure of progress is based on time elapsed and is recognized each month as Cleco’s generating units stand ready to deliver electricity to the customer. Cleco recognizes wholesale revenue, inclusive of both performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice. Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers market based rates that are subject to FERC’s triennial market power analysis. Cleco also enters into transactions through MISO for spot energy sales which are transacted in the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market.

Transmission Revenue
Cleco Power and Cleco Cajun earn transmission revenues pursuant to MISO’s FERC filed tariff. The performance obligation of transmission service is satisfied as service is provided. Revenue from the transmission of electricity for Cleco Power and Cleco Cajun is recorded based on a separate FERC-approved annual filing rate mechanism effective June 1 of each year. These rates are based on the respective costs to provide transmission services.

Other Revenue
Other revenue from contracts with customers, which is not a significant source of Cleco’s revenue, consisted of customer-forfeited discounts and reconnect fees, electric property rental, and other miscellaneous fees. For 2019 and 2018, other revenue includes Cleco Power’s Teche Unit 3 SSR revenue. The performance obligation under these contracts is satisfied and revenue is recognized as control of the products is delivered or services are rendered.

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
Operating revenue, net for the year ended December 31, 2020, and 2019, was as follows:

CLECO
CLECO POWER	2020 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2020
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$402,050		$—		$—		$—	$402,050
Commercial (1)	256,964		—		—		—	256,964
Industrial (1)	137,920		—		—		—	137,920
Other retail (1)	14,235		—		—		—	14,235
Surcharge	2,440		—		—		—	2,440
Electric customer credits	(52,208)		—		—		—	(52,208)
Total retail revenue	761,401		—		—		—	761,401
Wholesale, net	192,187	(1)	365,555		(9,680)	(2)	—	548,062
Transmission, net	49,164	(3)	51,449	(4)	—		(6,463)	94,150
Other	15,162		—		—		1	15,163
Affiliate (5)	5,156		204		129,126		(134,486)	—
Total revenue from contracts with customers	1,023,070		417,208		119,446		(140,948)	1,418,776
Revenue unrelated to contracts with customers
Other	9,222	(6)	70,145	(7)	3		—	79,370
Total revenue unrelated to contracts with customers	9,222		70,145		3		—	79,370
Operating revenue, net	$1,032,292		$487,353		$119,449		$(140,948)	$1,498,146
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $0.9 million of electric customer credits.
(4) Includes $0.2 million of electric customer credits.
(5) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(6) Represents realized gains associated with FTRs.
(7) Includes $60.9 million in lease revenue related to the Cottonwood Sale Leaseback and $9.2 million of deferred lease revenue amortization.

	FOR THE YEAR ENDED DEC. 31, 2019
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$415,242		$—		$—		$—	$415,242
Commercial (1)	289,197		—		—		—	289,197
Industrial (1)	149,711		—		—		—	149,711
Other retail (1)	15,046		—		—		—	15,046
Surcharge	22,132		—		—		—	22,132
Electric customer credits	(35,880)		—		—		—	(35,880)
Total retail revenue	855,448		—		—		—	855,448
Wholesale, net	226,978	(1)	374,635	(2)	(9,680)	(3)	(1)	591,932
Transmission	50,874	(4)	51,315	(5)	—		(7,471)	94,718
Other	19,324	(6)	—		2		—	19,326
Affiliate (7)	3,125		108		109,067		(112,300)	—
Total revenue from contracts with customers	1,155,749		426,058		99,389		(119,772)	1,561,424
Revenue unrelated to contracts with customers
Other	12,621	(8)	65,560	(9)	—		—	78,181
Total revenue unrelated to contracts with customers	12,621		65,560		—		—	78,181
Operating revenue, net	$1,168,370		$491,618		$99,389		$(119,772)	$1,639,605
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
Cleco and Cleco Power have unsatisfied performance obligations with durations ranging between 1 and 14 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At December 31, 2020, Cleco and Cleco Power had $73.2 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

Note 6 — Regulatory Assets and Liabilities
Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.

CLECO
CLECO POWER	2020 FORM 10-K
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
	AT DEC. 31,		REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	2020	2019
Regulatory assets
Acadia Unit 1 acquisition costs	$2,019	$2,124	19
Accumulated deferred fuel	28,194	22,910	*
AFUDC equity gross-up (1)	69,670	72,766	*
AMI deferred revenue requirement	2,591	3,136	5
AROs	5,488	3,668	*
Coughlin transaction costs	876	906	28.5
COVID-19 executive order	2,953	—	*
Deferred storm restoration costs - Hurricane Delta	17,051	—	*
Deferred storm restoration costs - Hurricane Laura	54,406	—	*
Deferred storm restoration costs - Hurricane Zeta	3,493	—	*
Dolet Hills closure costs	48,982	—	*
Emergency declarations	270	1,349	0.5
Energy efficiency	2,820	2,820	2
Financing costs	7,184	7,554	*
Interest costs	3,708	3,958	*
Non-service cost of postretirement benefits	9,901	6,739	*
Other	4,229	987	*
Postretirement costs	165,437	151,543	*
Production operations and maintenance expenses	4,058	7,985	*
Rodemacher Unit 2 closure costs	1,333	—	*
St. Mary Clean Energy Center	3,479	—	*
Surcredits, net (1)	—	145	*
Training costs	6,085	6,241	39
Tree trimming costs	11,807	11,341	*
Total regulatory assets	456,034	306,172
Regulatory liabilities
AFUDC	(4,218)	—	*
Corporate franchise tax, net	(763)	(1,145)	*
Deferred taxes, net	(175,584)	(146,948)	*
Other	—	(834)	*
St. Mary Clean Energy Center	—	(4,696)	*
Total regulatory liabilities	(180,565)	(153,623)
Total regulatory assets, net	$275,469	$152,549
(1)Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2020, and 2019, respectively. All other assets are earning a return on investment.
* For information related to the remaining recovery periods, refer to the following disclosures for each specific regulatory asset.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	AT DEC. 31,
(THOUSANDS)	2020	2019
Total Cleco Power regulatory assets, net	$275,469	$152,549
2016 Merger adjustments (1)
Fair value of long-term debt	119,553	127,977
Postretirement costs	15,411	17,399
Financing costs	7,592	7,935
Debt issuance costs	5,254	5,665
Total Cleco regulatory assets, net	$423,279	$311,525
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

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. The difference between fuel and purchased power revenues collected from retail and wholesale customers and the current fuel and purchased power costs is generally recorded as Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheet. For 2020, approximately 76% of Cleco Power’s total fuel cost was regulated by the LPSC.

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

CLECO
CLECO POWER	2020 FORM 10-K
Coughlin Transaction Costs
In January 2014, the LPSC authorized Cleco Power to create a regulatory asset for the transaction costs related to the transfer of Coughlin from Evangeline to Cleco Power. The Coughlin transaction costs are being recovered over a 35-year period beginning July 2014.

COVID-19 Executive Order
On March 13, 2020, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. This order resulted in an increase of expenses and a loss of revenue for Cleco Power. On April 29, 2020, the LPSC issued an order allowing utilities to establish a regulatory asset for expenses incurred from the suspension of disconnections and collection of late fees imposed by the LPSC executive order. On July 1, 2020, the LPSC issued an order terminating the moratorium on disconnections effective July 16, 2020. Cleco began resuming disconnections and late fees and utilizing collection agencies on October 1, 2020. On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of the regulatory asset as well as the costs associated with the disconnect fees and incremental costs over a four-year period. At December 31, 2020, Cleco Power had a regulatory asset of $3.0 million for expenses incurred.

Deferred Storm Restoration Costs
On August 27, 2020, Hurricane Laura made landfall in southwest Louisiana as a Category 4 storm, causing power outages for approximately 140,000 of Cleco Power’s electric customers located primarily in central and southwest Louisiana.
On October 9, 2020, Hurricane Delta made landfall in southwest Louisiana as a Category 2 storm, causing peak power outages for approximately 132,000 of Cleco Power’s electric customers located primarily in central and south Louisiana.
On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana as a Category 2 storm, causing peak power outages for approximately 73,000 of Cleco Power’s electric customers located primarily in southeast Louisiana.
The LPSC approved utilities establishing a regulatory asset to track and defer non-capital expenses associated with the hurricanes. On December 4, 2020, Cleco Power made a filing with the LPSC requesting interim rate recovery for return on certain storm damage costs until such time that securitization of the costs associated with Hurricanes Laura, Delta, and Zeta can be completed. For more information about Hurricanes Laura, Delta, and Zeta, see Note 19 — “Storm Restoration.”

Dolet Hills Closure Costs
In June 2020, Cleco Power revised depreciation rates for the Dolet Hills Power Station to utilize the December 2021 expected end-of-life and early closure of the Dolet Hills Power Station and defer depreciation expense to a regulatory asset for the amount in excess of the previously LPSC-approved depreciation rates. At December 31, 2020, Cleco Power had $49.0 million deferred as a regulatory asset for accelerated depreciation.
Cleco Power anticipates filing an application in March 2021 with the LPSC giving notice that the Dolet Hills Power Station will be retired at the end of 2021 and requesting the approval of the regulatory treatment and recovery of the stranded costs and decommissioning costs over 20 years. For more information on the Dolet Hills Power Station, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Risks and Uncertainties.”

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

Other Regulatory Assets (Liabilities), Net
At December 31, 2020, Other, net consisted of a $3.9 million regulatory asset for the Coughlin Pipeline revenue requirement and a $0.3 million regulatory asset for the increase in revenue

CLECO
CLECO POWER	2020 FORM 10-K
requirements resulting from the decrease in excess ADIT used to fund the TCJA bill credits. The regulatory liability for the LPSC Cleco Cajun Transaction commitment was fully amortized during 2020.
In June 2017, the LPSC approved the establishment of a regulatory asset upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project until Cleco Power seeks recovery in the new FRP with the completion of the rate case. Cleco Power anticipates collecting this amount over 12 months, subject to regulatory approval of Cleco Power’s new FRP.
On November 13, 2020, the LPSC approved the establishment of a regulatory asset for the increase in revenue requirements caused by the increase in rate base as the excess ADIT balances decrease. The mechanism to collect the balance of this regulatory asset will be determined in Cleco Power’s current LPSC base rate case. Cleco Power’s current base rate case is ongoing and management is unable to determine its outcome. On November 30, 2020, Cleco Power received approval of its application to extend the TCJA bill credits from November 30, 2020, until such time that the rate case is complete. For more information about the excess ADIT, see Note 13 — “Regulation and Rates — TCJA.”
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the Cleco Cajun Transaction was conditioned upon certain commitments, including a $4.0 million annual reduction to Cleco Power’s retail customer rates. For the period from February 4, 2019, to June 30, 2019, Cleco Power recorded a regulatory liability for the annual reduction until the July 1, 2019, FRP rate adjustment reflected the annual savings. Also on July 1, 2019, Cleco Power began amortizing the regulatory liability over 12 months. In June 2020, Cleco Power had fully amortized the regulatory liability. Due to the delay in the current base rate case, Cleco Power continues to charge FRP rates established in July 2019.

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately seven years as of December 31, 2020, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 10 — “Pension Plan and Employee Benefits.”

Production Operations and Maintenance Expenses
Annually, Cleco Power is allowed to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $45.0 million, adjusted annually for a growth factor (deferral threshold). The amount of the regulatory asset is capped at $23.0 million. The LPSC allows Cleco Power to recover the amount deferred in any calendar year over the following three-
year regulatory period, beginning on July 1, when the annual rates are set. Cleco Power had no deferral in 2020 or 2019.

Rodemacher Unit 2 Closure Costs
As a result of environmental regulations, Cleco Power revised Rodemacher Unit 2’s expected end-of-life to coincide with its application to the EPA for an alternative closure date of October 17, 2028. Rodemacher Unit 2’s depreciation expense in excess of the previously LPSC-approved depreciation rates are deferred to a regulatory asset. At December 31, 2020, Cleco Power had $1.3 million deferred as a regulatory asset for accelerated depreciation.

St. Mary Clean Energy Center
On July 1, 2018, Cleco Power began collecting the revenue requirements related to the St. Mary Clean Energy Center project based on expected commercial operations in the third quarter of 2018. Due to the delay in commercial operations, Cleco Power recorded a $9.6 million regulatory liability for over collections for the 12-month period ending June 30, 2019. On July 1, 2019, Cleco Power’s rider FRP rates were adjusted by the amount of the over collection and the liability was amortized over a period of 12 months. Due to the delay in the current base rate case, Cleco Power continues to charge FRP rates established in July 2019, which includes a portion of the revenue requirements adjusted by the over collections. On February 12, 2021, Cleco Power received its first set of data requests from the LPSC. Cleco Power had a regulatory asset of $3.5 million at December 31, 2020, for the resulting under collection of revenue related to St. Mary Clean Energy Center project.

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

CLECO
CLECO POWER	2020 FORM 10-K
carrying costs. Cleco Power is currently collecting deferred tree trimming costs through its base rates and expects them to be fully amortized by 2026.

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

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. For 2020, Cleco Power’s average short-term debt balance exceeded its average construction work-in-progress balance; however, Cleco Power elected the FERC capital structure waiver contained in FERC Docket Number AC20-127-000. At December 31, 2020, Cleco Power had a regulatory liability of $4.2 million for the retail portion of AFUDC calculated under the FERC waiver.
Corporate Franchise Tax, Net
As part of the FRP extension approved by the LPSC in June 2014, Cleco Power was authorized to recover through a rider the retail portion of state corporate franchise taxes paid. The retail portion of state corporate franchise taxes paid each year will be recovered over 12 months beginning July 1 of the following year.

Deferred Taxes, Net
The regulatory assets and liabilities recorded for deferred income taxes represent the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid. The amounts deferred are attributable to differences between book and tax recovery periods. In 2017, the TCJA was enacted. Changes in the IRC, as amended, from the TCJA, had a material impact on the Registrants’ financial statements in 2017. Tax effects of changes in tax laws must be recognized in the period in which the law is enacted. Also, deferred tax assets and liabilities must be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At December 31, 2020, and 2019, Cleco and Cleco Power had $352.4 million and $375.0 million, respectively, accrued for the excess ADIT. For more information on the status of the TCJA regulatory liability, see Note 13 — “Regulation and Rates — TCJA.”

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
At December 31, 2020, the investment in and accumulated depreciation for each generating unit on Cleco and Cleco Power’s Consolidated Balance Sheets were as follows:

Cleco
		AT DEC. 31, 2020
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS POWER STATION	BAYOU COVE	BIG CAJUN II - UNIT 3	TOTAL
Utility plant in service	$75,958	$186,971	$40,421	$15,787	$319,137
Accumulated depreciation	$10,932	$86,030	$4,479	$1,968	$103,409
Construction work in progress	$1,090	$2,548	$—	$916	$4,554
Ownership interest percentage	30%	50%	75%	58%
Rated capacity (MW)	523	650	300	588
Ownership interest (MW)	157	325	225	341

CLECO
CLECO POWER	2020 FORM 10-K

Cleco Power
		AT DEC. 31, 2020
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	DOLET HILLS POWER STATION	TOTAL
Utility plant in service	$150,138	$404,467	$554,605
Accumulated depreciation	$85,112	$303,526	$388,638
Construction work in progress	$1,090	$2,548	$3,638
Ownership interest percentage	30%	50%
Rated capacity (MW)	523	650
Ownership interest (MW)	157	325

Note 8 — Fair Value Accounting
The amounts reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2020, and 2019, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
	2020		2019
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,230,500	$3,541,349	$3,188,664	$3,371,915
* The carrying value of long-term debt does not include deferred issuance costs of $13.4 million at December 31, 2020, and $13.7 million at December 31, 2019.

Cleco Power
	AT DEC. 31,
	2020		2019
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,494,947	$1,794,799	$1,380,688	$1,601,865
* The carrying value of long-term debt does not include deferred issuance costs of $7.0 million at December 31, 2020, and $7.4 million at December 31, 2019.

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
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$86,001	$—	$86,001	$—	$129,643	$—	$129,643	$—
FTRs	4,805	—	—	4,805	6,822	—	—	6,822
Other commodity derivatives	8,599	—	8,599	—	201	—	201	—
Total assets	$99,405	$—	$94,600	$4,805	$136,666	$—	$129,844	$6,822
Liability Description
FTRs	$1,625	$—	$—	$1,625	$1,044	$—	$—	$1,044
Other commodity derivatives	1,612	—	1,612	—	5,373	—	5,373	—
Total liabilities	$3,237	$—	$1,612	$1,625	$6,417	$—	$5,373	$1,044

CLECO
CLECO POWER	2020 FORM 10-K

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Institutional money market funds	$25,357	$—	$25,357	$—	$74,903	$—	$74,903	$—
FTRs	4,337	—	—	4,337	6,311	—	—	6,311
Total assets	$29,694	$—	$25,357	$4,337	$81,214	$—	$74,903	$6,311
Liability Description
FTRs	$1,121	$—	$—	$1,121	$586	$—	$—	$586
Total liabilities	$1,121	$—	$—	$1,121	$586	$—	$—	$586

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Beginning balance	$5,778	$22,887
Unrealized (losses) gains *	187	(1,659)
Purchases	11,333	27,881
Settlements	(14,118)	(43,331)
Ending balance	$3,180	$5,778
* Cleco Power’s unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco’s Consolidated Balance Sheet. Cleco Cajun’s unrealized (losses) gains are reported through Purchased power on Cleco’s Consolidated Income Statement.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Beginning balance	$5,725	$22,887
Unrealized (losses) gains *	450	(945)
Purchases	9,378	21,609
Settlements	(12,337)	(37,826)
Ending balance	$3,216	$5,725
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco Power's Consolidated Balance Sheets.
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of December 31, 2020:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at December 31, 2020	$4,805	$1,625	RTO auction pricing	FTR price - per MWh	$(3.49)	$4.36
FTRs at December 31, 2019	$6,822	$1,044	RTO auction pricing	FTR price - per MWh	$(2.57)	$2.86

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at December 31, 2020	$4,337	$1,121	RTO auction pricing	FTR price - per MWh	$(3.34)	$4.36
FTRs at December 31, 2019	$6,311	$586	RTO auction pricing	FTR price - per MWh	$(2.04)	$2.86

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
At December 31, 2020, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the institutional money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at December 31, 2020, and 2019:

CLECO
CLECO POWER	2020 FORM 10-K

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Cash and cash equivalents	$80,712	$103,409
Current restricted cash and cash equivalents	$4,545	$11,100
Non-current restricted cash and cash equivalents	$744	$15,134

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Cash and cash equivalents	$20,812	$49,509
Current restricted cash and cash equivalents	$4,545	$11,100
Non-current restricted cash and cash equivalents	$—	$14,294

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
These contracts contain counterparty credit risk because they are transacted directly with a counterparty and are not cleared on an exchange. Cleco may be required to provide credit support or pay liquidated damages with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, and changes in the amounts counterparties owe to Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
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
During the years ended December 31, 2020, and 2019, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on
Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2020, and 2019:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2020	AT DEC. 31, 2019
Commodity-related contracts
FTRs
Current	Energy risk management assets	$4,805	$6,822
Current	Energy risk management liabilities	(1,625)	(1,044)
Other commodity derivatives
Current	Energy risk management assets	8,276	201
Non-current	Other deferred charges	323	—
Current	Energy risk management liabilities	(828)	(3,069)
Non-current	Other deferred credits	(784)	(2,304)
Commodity-related contracts, net		$10,167	$606

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2020	AT DEC. 31, 2019
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$4,337	$6,311
Current	Energy risk management liabilities	(1,121)	(586)
Commodity-related contracts, net		$3,216	$5,725

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years December 31, 2020, 2019, and 2018:

CLECO
CLECO POWER	2020 FORM 10-K

Cleco
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2020	2019	2018
Commodity contracts
FTRs(1)	Electric operations	$9,213	$13,043	$39,659
FTRs(1)	Purchased power	(3,467)	(15,685)	(4,566)
Other commodity derivatives	Fuel used for electric generation	(12,159)	(5,172)	—
Total		$(6,413)	$(7,814)	$35,093
(1) For the years ended December 31, 2020, 2019, and 2018, unrealized gains (losses) associated with FTRs for Cleco Power of $0.5 million, $(1.7) million and $11.9 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2020	2019	2018
Commodity contracts
FTRs(1)	Electric operations	$9,213	$13,047	$39,659
FTRs(1)	Purchased power	(6,803)	(6,066)	(4,566)
Total		$2,410	$6,981	$35,093
(1) For the years ended December 31, 2020, 2019, and 2018, unrealized gains (losses) associated with FTRs of $0.5 million, $(0.9) million, and $11.9 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

The total volume of FTRs that Cleco Power had outstanding at December 31, 2020, and 2019 was 9.5 million MWh and 9.2 million MWh, respectively. The total volume of FTRs that Cleco had outstanding at December 31, 2020, and 2019 was 15.3 million MWh and 14.6 million MWh, respectively. The total volume of other commodity derivatives Cleco had outstanding at December 31, 2020, and 2019 was 73.0 million MMBtus and 58.5 million MMBtus, respectively.

Note 9 — Debt
Cleco Power’s total long-term indebtedness as of December 31, 2020, and 2019 was as follows:

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2020	2019
Bonds
Senior notes, 2.94%, due 2022	$25,000	$25,000
Senior notes, 3.08%, due 2023	100,000	100,000
Senior notes, 3.17%, due 2024	50,000	50,000
Senior notes, 3.68%, due 2025	75,000	75,000
Senior notes, 3.47%, due 2026	130,000	130,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	200,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, 2.50%, due 2038, mandatory tender in 2025	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Katrina/Rita’s storm recovery bonds, 5.61%, due 2023	—	11,055
Total bonds	1,375,000	1,386,055
Bank term loan, variable rate, due 2022	125,000	—
Finance leases
Barge lease obligations	15,244	15,861
Gross amount of long-term debt and finance leases	1,515,244	1,401,916
Less: long-term debt due within one year	—	60,970
Less: finance leases classified as long-term debt due within one year	682	617
Unamortized debt discount	(5,053)	(5,368)
Unamortized debt issuance costs	(7,252)	(7,589)
Total long-term debt and finance leases, net	$1,502,257	$1,327,372

CLECO
CLECO POWER	2020 FORM 10-K
Cleco’s total long-term indebtedness as of December 31, 2020, and 2019 was as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2020	2019
Total Cleco Power long-term debt and finance leases, net	$1,502,257	$1,327,372
Cleco Holdings’ long-term debt, net
Senior notes, 3.250%, due 2023	165,000	165,000
Senior notes, 3.743%, due 2026	535,000	535,000
Senior notes, 3.375%, due 2029	300,000	300,000
Senior notes, 4.973%, due 2046	350,000	350,000
Bank term loan, variable rate, due 2022	266,000	300,000
Bank term loan, variable rate, due 2022	—	30,000
Long-term debt due within one year	(66,000)	(64,398)
Unamortized debt issuance costs(1)	(6,423)	(6,271)
Fair value adjustment	119,553	127,976
Total Cleco long-term debt and finance leases, net	$3,165,387	$3,064,679
(1) For December 31, 2020, and 2019, this amount includes unamortized debt issuance costs for Cleco Holdings of $11.7 million and $11.9 million, respectively, partially offset by deferred debt issuance costs eliminated as a result of the 2016 Merger of $5.3 million and $5.6 million, respectively. For more information, see Note 6 — “Regulatory Assets and Liabilities — Cleco Holdings’ 2016 Merger Adjustments.”

The principal amounts payable under long-term debt agreements for each year through 2025 and thereafter are as follows:

(THOUSANDS)	CLECO	CLECO POWER
For the year ending Dec. 31,
2021	$—	$—
2022	$416,000	$150,000
2023	$265,000	$100,000
2024	$50,000	$50,000
2025(1)	$75,000	$75,000
Thereafter	$2,310,000	$1,125,000
(1) Does not include Series A GO Zone bonds that have a maturity date of December 2038 but a mandatory tender in May 2025.

The principal amounts payable under the finance lease agreement for each year through 2025 and thereafter are as follows:

(THOUSANDS)	CLECO	CLECO POWER
For the year ending Dec. 31,
2021	$682	$682
2022	$755	$755
2023	$836	$836
2024	$925	$925
2025	$1,023	$1,023
Thereafter	$11,023	$11,023

For more information on the finance agreement, see Note 4 — “Leases — Finance Lease.”
Cleco Power Debt
At December 31, 2020, Cleco Power had $75.0 million of short-term debt outstanding under its $300.0 million revolving credit facility, at an all-in interest rate of 1.40%. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.” There were no amounts outstanding under the uncommitted line of credit at December 31, 2020. Cleco Power had no short-term debt outstanding at December 31, 2019.
At December 31, 2020, Cleco Power’s long-term debt and finance leases outstanding was $1.50 billion, of which $0.7 million was due within one year. The amount due within one year represents the amount due on the finance lease with Savage Inland Marine. For more information on this finance agreement, see Note 4 — “Leases — Finance Lease.”
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
On August 28, 2020, Cleco Power entered into a $125.0 million variable rate bank term loan due June 28, 2022. Amounts outstanding under the bank term loan bear interest at a base rate plus 0.250% or LIBOR plus 1.25%. At December 31, 2020, the all-in interest rate under the term loan was 1.40%, which was based on LIBOR.

Cleco Debt
At December 31, 2020, Cleco had $75.0 million of short-term debt outstanding under its $475.0 million revolving credit facilities, at an all-in interest rate of 1.40%. As a result of the COVID-19 pandemic, Cleco has implemented certain measures that it believes will provide financial flexibility and help Cleco maintain liquidity. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A “Risk Factors — Operational Risks — COVID-19.” Cleco had no short-term debt outstanding at December 31, 2019.
At December 31, 2020, Cleco’s long-term debt and finance leases outstanding was $3.23 billion, of which $66.7 million was due within one year. The long-term debt due within one year at December 31, 2020, primarily represents $66.0 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
On September 11, 2019, Cleco Holdings completed the private placement of $300.0 million aggregate principal amount of its 3.375% senior notes due September 15, 2029. The proceeds from the issuance were used to repay the remaining amounts due under the $300.0 million bridge loan agreement and to repay a portion of the $100.0 million term loan agreement, both entered into in connection with the Cleco Cajun Transaction. On July 14, 2020, Cleco Holdings completed an exchange offer for its outstanding 3.375% senior notes, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 3.375% senior notes due September 15, 2029, that were so registered. Cleco Holdings did not receive any proceeds from the exchange offer.
Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2020, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

CLECO
CLECO POWER	2020 FORM 10-K

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

Credit Facilities
At December 31, 2020, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with no outstanding borrowings and one for Cleco Power in the amount of $300.0 million with outstanding borrowings of $75.0 million. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million with outstanding borrowings of $75.0 million.
On May 15, 2020, Cleco Holdings entered into amendments for its revolving credit agreement. These amendments extend the terms of its revolving credit facility through June 2022. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2020, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At December 31, 2020, the borrowing costs under the facility were equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.30%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher fees and additional interest of 0.50% under the pricing levels of its revolving credit facility.
On May 15, 2020, Cleco Power entered into an amendment for its revolving credit agreement. This amendment extends the term of the revolving credit facility through 2022. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2020, Cleco Power was in compliance with the covenants of its credit facility. At December 31, 2020, the borrowing costs under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay higher fees and additional interest of 0.125% under the pricing levels of its revolving credit facility.
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

Note 10 — Pension Plan and Employee Benefits
Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. On December 4, 2020, Cleco made a $15.8 million required contribution to the pension plan. In September 2019, Cleco made a $12.3 million discretionary contribution to the pension plan. Cleco did not make any required or discretionary contributions to the pension plan in 2018. Cleco expects to make $67.0 million in discretionary contributions in 2021, which would reduce the future required contributions. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. Based on funding assumptions at December 31, 2020, management estimates that $53.5 million in pension contributions will be required through 2025. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is the plan sponsor and Support Group is the plan administrator.
The pension plan was amended on February 4, 2019, to include certain former NRG Energy employees who are now Cleco Cajun employees. The Cleco Cajun employees are eligible to participate as a cash balance participant and are credited with all service that was credited to them under the NRG Pension Plan as of February 4, 2019. Benefits under the plan amendment reflect the employee’s years of service, age at retirement, and accrued benefit at retirement. The interest crediting rate on the cash balance plan was 3.15% and 3.65% for years ended December 31, 2020, and 2019, respectively.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The employee pension plan and Other Benefits plan obligation, plan assets, and funded status at December 31, 2020, and 2019 are presented in the following table:

CLECO
CLECO POWER	2020 FORM 10-K

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of period	$610,323	$530,936	$52,722	$40,455
Service cost	9,820	8,414	2,153	1,191
Interest cost	20,816	22,485	1,651	1,646
Plan participants’ contributions	—	—	1,289	1,229
Actuarial loss (gain)	71,708	73,655	4,221	13,897
Expenses paid	(2,661)	(2,933)	—	—
Benefits paid	(23,622)	(22,234)	(5,705)	(5,696)
Benefit obligation at end of period	686,384	610,323	56,331	52,722
Change in plan assets
Fair value of plan assets at beginning of period	460,097	391,933	—	—
Actual return on plan assets	66,557	81,081	—	—
Employer contributions	15,750	12,250	—	—
Expenses paid	(2,662)	(2,933)	—	—
Benefits paid	(23,622)	(22,234)	—	—
Fair value of plan assets at end of period	516,120	460,097	—	—
Unfunded status	$(170,264)	$(150,226)	$(56,331)	$(52,722)

The employee pension plan accumulated benefit obligation at December 31, 2020, and 2019 is presented in the following table:

	PENSION BENEFITS
	AT DEC. 31,
(THOUSANDS)	2020	2019
Accumulated benefit obligation	$636,199	$568,354

The pension net actuarial loss was $30.1 million and $19.1 million for the years ended December 31, 2020, and 2019, respectively. The pension net actuarial loss for the years ended December 31, 2020, and 2019, was primarily due to a decline in the discount rate, partially offset by greater than expected returns on the fair value of plan assets.
The Other Benefits net actuarial loss was $4.2 million and $13.9 million for the years ended December 31, 2020, and 2019, respectively. The Other Benefits net actuarial loss for the year ended December 31, 2020, was primarily due to a decline in the discount rate. The Other Benefits net actuarial loss for the year ended December 31, 2019, was primarily due to an increase in the rate assumption for medical and dental participation and a decline in the discount rate.
The following table presents the net actuarial gains/losses and prior service costs/credits included in other comprehensive income for Other Benefits and in regulatory assets for pension related to current year gains and losses as a result of being included in net periodic benefit costs for the employee pension plan and Other Benefits plan for December 31, 2020, and 2019:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2020	2019
Net actuarial loss (gain) occurring during period	$30,126	$19,075	$4,221	$13,897
Net actuarial loss amortized during period	$16,292	$7,849	$1,389	$21
Prior service credit amortized during period	$(60)	$(71)	$—	$—

The following table presents net actuarial gains/losses and prior service costs/credits in accumulated other comprehensive income for Other Benefits and in regulatory assets for pension that have not been recognized as components of net periodic benefit costs for the employee pension plan and Other Benefits plans at December 31, 2020, and 2019:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
(THOUSANDS)	2020	2019	2020	2019
Net actuarial loss	$165,437	$151,603	$21,342	$15,732
Prior service credit	$—	$(60)	$—	$—
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Consolidated Statements of Income. The components of net periodic pension and Other Benefits costs for 2020, 2019, and 2018 are as follows:

CLECO
CLECO POWER	2020 FORM 10-K

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018	2020	2019	2018
Components of periodic benefit costs
Service cost	$9,820	$8,414	$9,507	$2,153	$1,191	$1,320
Interest cost	20,816	22,485	20,860	1,651	1,646	1,465
Expected return on plan assets	(24,974)	(26,502)	(23,773)	—	—	—
Amortizations
Prior service credit	(60)	(71)	(71)	—	—	—
Net loss (gain)	16,292	7,849	12,312	1,389	21	135
Net periodic benefit cost	$21,894	$12,175	$18,835	$5,193	$2,858	$2,920

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2020, 2019, and 2018 was $3.5 million, $2.2 million, and $2.0 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018 was $4.8 million, $3.1 million, and $3.3 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at December 31, 2020, and 2019 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2020	2019
Current	$4,463	$4,401
Non-current	$51,868	$48,321

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2020	2019
Current	$3,865	$3,815
Non-current	$40,734	$42,080

The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
	2020	2019	2020	2019
Weighted-average assumptions used to determine the benefit obligation
Discount rate	2.74%	3.43%	2.39%	3.25%
Rate of compensation increase	2.75%	2.81%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine the net benefit cost
Discount rate	3.43%	4.35%	3.73%	3.25%	4.16%	3.47%
Expected return on plan assets	5.91%	6.55%	5.86%	N/A	N/A	N/A
Rate of compensation increase	2.75%	2.81%	2.93%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the retirement committee. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2021 periodic expense, Cleco decreased the expected long-term return on plan assets to 5.00%. Cleco expects pension expense to increase in 2021 by approximately $2.9 million due to a decrease in the discount rate and a decrease in expected return on plan assets.
Employee pension plan assets are invested in accordance with the Pension Plan’s Investment Policy Statement. At December 31, 2020, allowable investments included U.S. Equity Portfolios, International Equity - Developed Markets Portfolios, Emerging Markets Equity Portfolios, Multi-Asset Credits, Treasury Separate Trading of Registered Interest and Principal of Securities (STRIPS), Fixed Income Portfolios - Long Credit and Intermediate Government Credit, and Real Estate Portfolios.
Real estate funds and the pooled separate accounts are stated at estimated market value based on appraisal reports prepared annually by independent real estate appraisers (members of the American Institute of Real Estate Appraisers). The estimated market value of recently acquired properties is assumed to approximate cost.

CLECO
CLECO POWER	2020 FORM 10-K
Fair Value Disclosures
Cleco classifies assets and liabilities measured at their fair value according to three different levels, depending on the inputs used in determining fair value.

•Level 1 – unadjusted quoted prices in active, liquid markets for the identical asset or liability,
•Level 2 – quoted prices for similar assets and liabilities in active markets or other inputs that are observable for the asset or liability, including inputs that can be corroborated by observable market data, observable interest rate yield curves and volatilities, and
•Level 3 – unobservable inputs based upon the entities’ own assumptions.

There have been no changes in the methodologies for determining fair value at December 31, 2020, and 2019. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

(THOUSANDS)		AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$19,567	$—	$19,567	$—
Government securities		26,863	—	26,863	—
Mutual funds
Domestic		107,055	107,055	—	—
International		60,104	60,104	—	—
Real estate funds		35,962	—	—	35,962
Corporate debt		192,261	—	192,261	—
Total		$441,812	$167,159	$238,691	$35,962

	Investments measured at net asset value*	72,044
	Interest accrual	2,264
	Total net assets	$516,120
	*Investments measured at net asset value consist of Common/collective trust.

(THOUSANDS)		AT DEC. 31, 2019	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$4,810	$—	$4,810	$—
Government securities		19,517	—	19,517	—
Mutual funds
Domestic		102,184	102,184	—	—
International		53,041	53,041	—	—
Real estate funds		18,017	—	—	18,017
Corporate debt		157,109	—	157,109	—
Total		$354,678	$155,225	$181,436	$18,017

	Investments measured at net asset value*	103,326
	Interest accrual	2,093
	Total net assets	$460,097
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
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020, and 2019:

CLECO
CLECO POWER	2020 FORM 10-K

(THOUSANDS)
Balance, Dec. 31, 2018	$20,298
Realized losses	370
Unrealized gains	(1,727)
Purchases	759
Sales	(1,683)
Balance, Dec. 31, 2019	$18,017
Realized gains	251
Unrealized losses	(1,603)
Purchases	20,893
Sales	(1,596)
Balance, Dec. 31, 2020	$35,962

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2020, the return on plan assets was 15.89% compared to an expected long-term return of 5.91%. The 2019 return on pension plan assets was 22.17% compared to an expected long-term return of 6.55%. As of December 31, 2020, none of the pension plan participants’ future annual benefits are covered by insurance contracts.

Pension Plan Investment Objectives
Cleco’s retirement committee has established investment performance objectives of the pension plan assets. Over a three- to five-year period, the objectives are for the pension plan’s annualized total return to:

•Exceed the (FAS) actuarial assumed rate of return on plan assets, and
•Exceed the annualized total return of the following customized index (based on the target allocation in the glide path) consisting of a mixture of S&P 500 Index, Russell 2500 Index, Morgan Stanley Capital International All Country World ex U.S. Index, Morgan Stanley Capital International Emerging Markets Index, Customer Index related to Multi-Asset Credit asset class, Bloomberg Barclays Capital Long Credit Index, Bloomberg Barclays 15+ Year Treasury STRIPS, Bloomberg Barclays Intermediate/Government Credit Index, and National Council of Real Estate Investment Fiduciaries Index.

Risk characteristics of the portfolio (annualized standard deviation of returns) should be similar to or less than the custom index.
In order to meet the objectives and to control risk, the retirement committee has established the following guidelines that the investment managers must follow:

U.S. Equity Portfolios
•Equity holdings in any single company (including common stock and convertible securities) must not exceed 10% of the manager’s portfolio measured at market value.
•A minimum of 25 stocks should be owned in the portfolio.
•Equity holdings in any one economic sector (as defined by the Global Industry Classification Standard) should not exceed the lesser of three times the sector’s weighting in the S&P 500 Index or 35% of the portfolio.
•Marketable common stocks, preferred stocks convertible into common stocks, and fixed income securities convertible into common stocks are the only permissible equity investments.
•Securities in foreign (non-U.S.) entities denominated in U.S. dollars are limited to 10% of the manager’s portfolio measured at market value. Securities denominated in currencies other than U.S. dollars are not permissible investments.
•The purchase of securities on margin and short sales is prohibited.

International Equity - Developed Markets Portfolios
•Equity holdings in a single company (including common stock and convertible securities) should not exceed 5% of the manager’s portfolio measured at market value.
•A minimum of 30 individual stocks should be owned in the portfolio.
•Equity holdings in any industry sector (as defined by the Global Industry Classification Standard) should not exceed 35% of the portfolio measured at market value.
•A minimum of 50% of the countries within the Morgan Stanley Capital International All Country World ex U.S. Index should be represented within the portfolio. The allocation to an individual country should not exceed the lesser of 30% or 5 times the country’s weighting within the Morgan Stanley Capital International All Country World ex U.S. Index.
•Currency hedging decisions are at the discretion of the investment manager.

Emerging Markets Portfolios
•Equity holdings in any single company (including common stock and convertible securities) should not exceed 10% of the manager’s portfolio measured at market value.
•A minimum of 30 individual stocks should be held within the portfolio.
•Equity holdings in any one industry (as defined by Global Industry Classification Standard) should not exceed 25% of the manager’s portfolio at market value.
•Equity investments must represent at least 75% of the portfolio under normal circumstances.
•A minimum of three countries should be represented within the portfolio.
•Illiquid securities which are not readily marketable may represent no more than 10% of portfolio assets.
•Currency hedging decisions are at the discretion of the investment manager.

Multi-Asset Credits
•Assets can include, but would not be limited to, high yield debt, emerging market debt, global investment grade credit and bank loans, as well as fixed income strategies.
•Currency hedging decisions are the discretion of the investment manager.

Treasury STRIPS
•The STRIPS are synthetic zero-coupon bonds that are created by separating each coupon and principal payment of a treasury bond into a separate security. STRIPS take the form of a zero-coupon bond which is sold at a discount to face value and mature at par. They are backed by U.S. Treasury securities.
•Implementation of the portfolio is either through Treasury Futures or purchase of Treasury STRIPS through an investment manager.

CLECO
CLECO POWER	2020 FORM 10-K
•The benchmark would be Bloomberg Barclays 15+ Year Treasury STRIPS.

Fixed Income Portfolios - Long Credit and Intermediate Government Credit
•Permitted securities include all U.S. dollar denominated investment grade corporate debt, including sovereign, super-nationals, and Yankee bonds, U.S. government obligations and agency debt, all U.S. dollar denominated investment grade mortgage-backed securities, all U.S. dollar investment grade private placements or securities issued as 144A with or without registration rights.
•The portfolio can invest in surplus notes, trust preferred, E-Caps, and Hybrids. These types of securities do have risk of coupon default.
•The portfolio can invest in both senior and subordinated debt and money market securities: Treasury Bills, Commercial or Asset-backed paper rated A1/P1 or higher.
•The duration of the portfolio must be within +/- 1 year of benchmark.
•Sub-asset classes included but not limited to: cash, government, government related securities investment, grade credit, mortgage-backed securities asset-backed, securities, private placements, commercial mortgage-backed securities taxable municipal bonds
•High yield up to 5% from downgrades with no securities to be held below B- (rated by major rating agencies). Not allowed to purchase high yield securities. (120 day cure period for downgrades below B- - -)
•Securities must have a maximum position size of 5% for A rated securities and 3% for BBB rated securities.
•Treasury STRIPS managers will have the discretion to utilize U.S. treasury futures and STRIPS as needed to adjust the portfolio duration.

Real Estate Portfolios
•Real estate funds should be invested primarily in direct equity positions, with debt and other investments representing less than 25% of the fund.
•Leverage should be no more than 70% of the market value of the fund.
•Investments should be focused on existing income-producing properties, with land and development properties representing less than 40% of the fund.

The use of futures and options positions which leverage portfolio positions through borrowing, short sales, or other encumbrances of the Plan’s assets is prohibited. The Long Duration fixed income managers, Intermediate Government Credit and Treasury STRIPS manger(s) are exempt from the prohibition on derivatives use, due to the nature of long duration fixed income management.
The investment manager shall not purchase any securities of its organization or affiliated entities.
The following chart shows the dynamic asset allocation based on the funded ratio at December 31, 2020:

	PERCENT OF TOTAL PLAN ASSETS
		AT DEC. 31, 2020
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		19%
International equity		20%
Multi-asset credit		6%
Real estate		5%
Total return-seeking	45%	50%	55%
Liability hedging*	45%	50%	55%
*Liability hedging has no target subcategories.

The assumed health care cost trend rates used to measure the expected cost of Other Benefits is 5.0% for 2021 and remains at 5.0% thereafter. The rate used for 2020 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans.
The projected benefit payments for the employee pension plan and Other Benefits obligation plan for each year through 2025 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
For the year ending Dec. 31,
2021	$25,568	$4,516
2022	$26,904	$4,551
2023	$28,064	$4,515
2024	$29,140	$4,533
2025	$30,336	$4,497
Next five years	$164,801	$21,676

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

CLECO
CLECO POWER	2020 FORM 10-K
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
SERP’s funded status at December 31, 2020, and 2019 is presented in the following table:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Change in benefit obligation
Benefit obligation at beginning of period	$89,128	$78,414
Service cost	399	330
Interest cost	2,932	3,326
Actuarial loss (gain)	9,621	11,608
Benefits paid	(4,590)	(4,550)
Plan amendments	(265)	—
Benefit obligation at end of period	$97,225	$89,128

SERP’s accumulated benefit obligation at December 31, 2020, and 2019 is presented in the following table:

	SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2020	2019
Accumulated benefit obligation	$97,225	$89,128
The following table presents net actuarial gains/losses and prior service costs/credits included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP for December 31, 2020, and 2019:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Net actuarial loss (gain) occurring during year	$9,621	$11,608
Net actuarial loss amortized during year	$3,185	$1,544
Prior service credit amortized during year	$(215)	$(160)

The following table presents net actuarial losses and prior service credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs for SERP at December 31, 2020, and 2019:

	SERP BENEFITS
	AT DEC. 31
(THOUSANDS)	2020	2019
Net actuarial loss	$34,825	$28,731
Prior service credit	$(1,728)	$(1,678)

The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Consolidated Statements of Income. The components of the net SERP costs for 2020, 2019, and 2018 are as follows:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Components of periodic benefit costs
Service cost	$399	$330	$542
Interest cost	2,932	3,326	3,077
Amortizations
Prior service credit	(215)	(160)	(160)
Net loss	3,186	1,544	2,913
Net periodic benefit cost	$6,302	$5,040	$6,372

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP BENEFITS
	AT DEC. 31,
	2020	2019
Weighted-average assumptions used to determine the benefit obligation
Discount rate	2.64%	3.37%
Rate of compensation increase	N/A	5.00%

CLECO
CLECO POWER	2020 FORM 10-K

			SERP BENEFITS
	2020	2019	2018
Weighted-average assumptions used to determine the net benefit cost
Discount rate	3.37%	4.34%	3.70%
Rate of compensation increase	N/A	5.00%	5.00%

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018 was $1.0 million, $0.8 million, and $1.4 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2020, and 2019 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2020	2019
Current	$4,703	$4,599
Non-current	$92,522	$84,529

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2020	2019
Current	$711	$760
Non-current	$19,828	$13,964

The projected benefit payments for SERP for each year through 2025 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2021	2022	2023	2024	2025	NEXT FIVE YEARS
SERP	$4,764	$4,756	$4,809	$4,867	$5,000	$25,178

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) was amended upon the close of the Cleco Cajun Transaction to include Cleco Cajun employees. Effective October 1, 2020, Cleco’s 401(k) Plan was restated to implement the Setting Every Community Up for Retirement Act of 2019, and the CARES Act to permit COVID-19 distributions along with other provisions. Cleco’s 401(k) Plan expense for the years ended December 31, 2020, 2019, and 2018 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
401(k) Plan expense	$9,685	$7,861	$5,884

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2020, 2019, and 2018 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
401(k) Plan expense	$4,424	$3,408	$1,066

Note 11 — Income Taxes
Cleco
For the years ended December 31, 2020, 2019, and 2018, income tax expense was higher than the amount computed by applying the statutory federal rate. The differences are as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2020	2019	2018
Income before tax	$158,018	$195,830	$123,819
Statutory rate	21.0%	21.0%	21.0%
Tax expense at federal statutory rate	$33,184	$41,124	$26,002
Increase (decrease)
Plant differences, including AFUDC flowthrough	5,100	(4,687)	(401)
State income taxes, net of federal benefit	7,190	9,565	6,288
Return to accrual adjustment	7,218	(3,963)	(193)
NMTC	—	—	(1,578)
Amortization of excess ADIT	(16,667)	—	—
Other, net	(307)	1,126	(736)
Total tax expense	$35,718	$43,165	$29,382
Effective rate	22.6%	22.0%	23.7%

CLECO
CLECO POWER	2020 FORM 10-K
Information about current and deferred income tax expense is as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Current federal income tax (benefit) expense	$(2,634)	$1,600	$15,304
Deferred federal income tax expense	21,865	37,963	5,863
Amortization of accumulated deferred investment tax credits	(159)	(191)	(236)
Total federal income tax expense	$19,072	$39,372	$20,931
Current state income tax expense	2,636	1,675	7,771
Deferred state income tax expense	14,010	2,118	680
Total state income tax expense	$16,646	$3,793	$8,451
Total federal and state income tax expense	$35,718	$43,165	$29,382
Items charged or credited directly to member’s equity
Federal deferred	(2,202)	(5,130)	1,408
State deferred	(720)	(1,678)	460
Total tax expense (benefit) from items charged directly to member’s equity	$(2,922)	$(6,808)	$1,868
Total federal and state income tax expense	$32,796	$36,357	$31,250

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2020, and 2019 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2020	2019
Depreciation and property basis differences	$(865,807)	$(862,263)
Net operating loss carryforward	109,819	120,955
NMTC	92,364	92,364
Fuel costs	(8,906)	(3,984)
Other comprehensive income	13,016	10,612
Regulated operations regulatory liability, net	47,060	34,836
Postretirement benefits	25,775	22,691
Merger fair value adjustments	(51,073)	(52,957)
Other	(23,624)	(19,312)
Accumulated deferred federal and state income taxes, net	$(661,376)	$(657,058)

Cleco Power
For the years ended December 31, 2020, 2019, and 2018, income tax expense was higher than the amount computed by applying the statutory rate. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2020	2019	2018
Income before tax	$123,454	$193,714	$218,181
Statutory rate	21.0%	21.0%	21.0%
Tax expense at federal statutory rate	$25,925	$40,680	$45,818
Increase (decrease)
Plant differences, including AFUDC flowthrough	5,100	(4,687)	(401)
State income taxes, net of federal benefit	6,303	11,683	11,080
Return to accrual adjustment	7,082	(2,008)	483
Amortization of excess ADIT	(16,667)	—	—
Other, net	(944)	(216)	(1,056)
Total taxes	$26,799	$45,452	$55,924
Effective rate	21.7%	23.5%	25.6%

Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Current federal income tax expense	$15,724	$14,781	$44,411
Deferred federal income tax (benefit) expense	(5,033)	22,443	(9,033)
Amortization of accumulated deferred investment tax credits	(159)	(191)	(236)
Total federal income tax expense	$10,532	$37,033	$35,142
Current state income tax expense	5,069	9,063	23,293
Deferred state income tax benefit	11,198	(644)	(2,511)
Total state income tax expense	$16,267	$8,419	$20,782
Total federal and state income taxes	$26,799	$45,452	$55,924
Items charged or credited directly to members’ equity
Federal deferred	(576)	(2,500)	797
State deferred	(189)	(818)	261
Total tax expense (benefit) from items charged directly to member’s equity	$(765)	$(3,318)	$1,058
Total federal and state income tax expense	$26,034	$42,134	$56,982
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2020, and 2019 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2020	2019
Depreciation and property basis differences	$(725,034)	$(705,423)
Net operating loss carryforward	35,442	2,714
Fuel costs	(7,072)	(5,608)
Other comprehensive income	8,274	7,510
Regulated operations regulatory liability, net	47,060	34,836
Postretirement benefits	11,951	10,044
Other	(5,219)	(1,907)
Accumulated deferred federal and state income taxes, net	$(634,598)	$(657,834)

CLECO
CLECO POWER	2020 FORM 10-K
Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At December 31, 2020, and 2019, Cleco had a deferred tax asset resulting from a NMTC carryforward of $92.4 million. If the NMTC carryforward is not utilized, it will begin to expire in 2030. Management considers it more likely than not that the deferred tax asset related to the NMTC carryforward will be realized; therefore, no valuation allowance has been recorded for Cleco and Cleco Power.

Net Operating Losses
For the 2019 tax year, Cleco created a federal net operating loss of approximately $433.2 million. For the 2020 tax year, Cleco expects to create an additional federal net operating loss of $65.0 million and a state net operating loss of $134.6 million.
For the 2020 tax year, Cleco Power expects to create a federal net operating loss of $136.3 million and a state operating loss of $134.6 million.
The federal net operating loss may be carried forward indefinitely, and state net operating loss carryforwards will begin to expire in 2040.
Cleco considers it more likely than not that these income tax losses will be utilized to reduce future income tax payments and utilize the entire net operating loss carryforward within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2020, and 2019, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the years ended December 31, 2020, 2019, and 2018, Cleco and Cleco Power had no interest expense related to uncertain tax positions.
At December 31, 2020, and 2019, Cleco and Cleco Power had no liability for unrecognized tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2020, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may affect Cleco’s effective income tax rate.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which financial results are examined and agreed upon prior to filing federal consolidated tax returns. While the statute of limitations remains open for tax years 2017, 2018, and 2019, management believes the likelihood of further examination by the IRS is remote.
The state income tax years 2017, 2018, and 2019 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2020, 2019, and 2018, no penalties were recognized.

TCJA
On December 22, 2017, the TCJA was enacted into law. The TCJA includes significant changes to the IRC, as amended, including amendments which significantly change the taxation of business entities and includes specific provisions related to rate regulated activities, including Cleco Power. The most significant change that impacts Cleco is the reduction of the corporate federal income tax rate from 35% to 21%.
At December 31, 2020, and 2019, Cleco and Cleco Power had $352.4 million and $375.0 million, accrued for the excess ADIT, respectively. For more information on the regulatory treatment of the TCJA regulatory liability, see Note 6 — “Regulatory Assets and Liabilities — Income Taxes” and Note 13 — “Regulation and Rates — TCJA.”
Additionally, as a result of the TCJA, effective for tax years beginning after December 31, 2017, corporations are no longer subject to the alternative minimum tax (AMT). For companies with unused AMT credits, the credits may be carried forward and used as refundable credits for tax years beginning after 2017, but before 2022. At December 31, 2019, Cleco had $1.4 million in non-current AMT credits recorded in Other deferred charges on Cleco’s Consolidated Balance Sheets. The CARES Act passed in 2020 allowed businesses to claim the refund in the current year. Cleco used the remaining unused AMT credits in 2020.

CARES Act
On March 27, 2020, the CARES Act was enacted and signed into law in response to the COVID-19 pandemic. Among other provisions, the CARES Act includes modifications on the limitations of business interest for the 2020 and 2019 tax years. The modifications increase the allowable business interest deduction from 30% to 50% of adjusted taxable income. Cleco did not have any disallowed interest for the 2019 tax year and does not anticipate having any disallowed interest for the 2020 tax year.

Note 12 — Disclosures about Segments
Cleco
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Cleco Cajun.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO, who is Cleco’s chief operating decision maker, with discrete financial information and, at least quarterly, present discrete financial information to Cleco’s Board of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco’s Board of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, and an investment subsidiary. Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a reportable segment. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.” There are no other changes to Cleco’s existing reportable segments.
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

CLECO
CLECO POWER	2020 FORM 10-K
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

SEGMENT INFORMATION
	FOR THE YEAR ENDED DEC. 31, 2020
(THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$1,015,018	$365,555		$1,380,573
Other operations	65,237	121,747		186,984
Affiliate revenue	5,156	204		5,360
Electric customer credits	(53,119)	(153)		(53,272)
Operating revenue, net	$1,032,292	$487,353		$1,519,645
Net income	$96,655	$89,492		$186,147
Add: Depreciation and amortization	166,987	47,183	(1)	214,170
Less: Interest income	3,362	273		3,635
Add: Interest charges	73,985	(750)		73,235
Add: Federal and state income tax expense	26,799	29,080		55,879
EBITDA	$361,064	$164,732		$525,796
Additions to property, plant, and equipment	$378,042	$8,920		$386,962
Equity investment in investee	$9,072	$—		$9,072
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$6,256,944	$1,029,812		$7,286,756
(1) Includes $12.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE YEAR ENDED DEC. 31, 2020
(THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,380,573	$(9,680)		$—	$1,370,893
Other operations	186,984	3		(6,463)	180,524
Affiliate revenue	5,360	129,126		(134,486)	—
Electric customer credits	(53,272)	—		1	(53,271)
Operating revenue, net	$1,519,645	$119,449		$(140,948)	$1,498,146
Depreciation and amortization	$214,170	$18,059	(1)	$—	$232,229
Interest income	$3,635	$412		$(99)	$3,948
Interest charges	$73,235	$64,728		$(99)	$137,864
Federal and state income tax expense	$55,879	$(20,160)		$(1)	$35,718
Net income	$186,147	$(63,848)		$1	$122,300
Additions to property, plant, and equipment	$386,962	$3,051		$—	$390,013
Equity investment in investee	$9,072	$—		$—	$9,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$7,286,756	$595,217		$(156,404)	$7,725,569
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2020 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2019
(THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$1,130,928	$375,489		$1,506,417
Other operations	72,833	117,468		190,301
Affiliate revenue	3,125	108		3,233
Electric customer credits	(38,516)	(1,447)		(39,963)
Operating revenue, net	$1,168,370	$491,618		$1,659,988
Net income	$148,262	$69,411		$217,673
Add: Depreciation and amortization	172,471	38,465	(1)	210,936
Less: Interest income	4,744	987		5,731
Add: Interest charges	71,279	35		71,314
Add: Federal and state income tax expense	45,452	22,479		67,931
EBITDA	$432,720	$129,403		$562,123
Additions to property, plant, and equipment	$313,962	$9,174		$323,136
Equity investment in investee	$17,072	$—		$17,072
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$5,967,327	$1,011,591		$6,978,918
(1) Includes $11.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(8.4) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE YEAR ENDED DEC. 31, 2019
(THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL SEGMENTS
Revenue
Electric operations	$1,506,417	$(9,680)		$(1)	$1,496,736
Other operations	190,301	2		(7,471)	182,832
Affiliate revenue	3,233	109,067		(112,300)	—
Electric customer credits	(39,963)	—		—	(39,963)
Operating revenue, net	$1,659,988	$99,389		$(119,772)	$1,639,605
Depreciation and amortization	$210,936	$17,985	(1)	$—	$228,921
Interest income	$5,731	$974		$(615)	$6,090
Interest charges	$71,314	$70,611		$(616)	$141,309
Federal and state income tax expense	$67,931	$(24,766)		$—	$43,165
Net income (loss)	$217,673	$(65,009)		$1	$152,665
Additions to property, plant, and equipment	$323,136	$655		$—	$323,791
Equity investment in investee	$17,072	$—		$—	$17,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,978,918	$546,096		$(48,716)	$7,476,298
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE YEAR ENDED DEC. 31, 2018
(THOUSANDS)	CLECO POWER
Revenue
Electric operations	$1,191,587
Other operations	82,330
Affiliate revenue	874
Electric customer credits	(33,195)
Operating revenue, net	$1,241,596
Net income	$162,257
Add: Depreciation and amortization	162,069
Less: Interest income	5,052
Add: Interest charges	71,303
Add: Federal and state income tax expense	55,924
EBITDA	$446,501
Additions to property, plant, and equipment	$289,153
Equity investment in investee	$18,172
Goodwill	$1,490,797
Total segment assets	$5,839,853

CLECO
CLECO POWER	2020 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2018
(THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,191,587	$(9,680)		$—	$1,181,907
Other operations	82,330	2		—	82,332
Affiliate revenue	874	74,591		(75,465)	—
Electric customer credits	(33,195)	—		—	(33,195)
Operating revenue, net	$1,241,596	$64,913		$(75,465)	$1,231,044
Depreciation and amortization	$162,069	$18,024	(1)	$1	$180,094
Interest income	$5,052	$1,338		$(317)	$6,073
Interest charges	$71,303	$55,659		$(320)	$126,642
Federal and state income tax expense	$55,924	$(26,541)		$(1)	$29,382
Net income (loss)	$162,257	$(67,819)		$(1)	$94,437
Additions to property, plant, and equipment	$289,153	$1,908		$—	$291,061
Equity investment in investee	$18,172	$—		$—	$18,172
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$5,839,853	$633,756		$(36,795)	$6,436,814
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

(THOUSANDS)	2020	2019	2018
Net income	$122,300	$152,665	$94,437
Add: Depreciation and amortization	232,229	228,921	180,094
Less: Interest income	3,948	6,090	6,073
Add: Interest charges	137,864	141,309	126,642
Add: Federal and state income tax expense	35,718	43,165	29,382
Add: Other corporate costs and noncash items (1)	1,633	2,153	22,019
Total segment EBITDA	$525,796	$562,123	$446,501
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and Mississippi and is viewed as one unit by management. Discrete financial reports are prepared only at the company level.

Note 13 — Regulation and Rates
Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT DEC. 31, 2020	AT DEC. 31, 2019
TCJA	$2,057	$28,700
FERC audit	$1,912	$3,482
FRP	$1,786	$1,851
Cleco Katrina/Rita storm recovery charges	$1,617	$—
Site-specific industrial customer	$710	$844
Transmission ROE	$595	$1,020

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
As a result of the delay in the rate case, on July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through November 2020. On November 13, 2020, Cleco Power again received approval of its application to extend the TCJA bill credits from November 30, 2020, until such time that the rate case is complete. The $7.0 million monthly refund will consist of approximately $4.4 million, which is to be funded by the unprotected excess ADIT, and approximately $2.5 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At December 31, 2020, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA. The mechanism to refund the remaining balance of the excess ADIT will be determined in Cleco Power’s current LPSC base rate case. At December 31, 2020, Cleco Power had $352.4 million accrued for the excess ADIT, of which $18.5 million is reflected in current regulatory liabilities. Cleco Power’s current base rate case is ongoing and management is unable to determine its outcome.

FERC Audit
For more information about the FERC audit, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

CLECO
CLECO POWER	2020 FORM 10-K
FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of Cleco Power’s current FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. Cleco Power’s FRP had a four-year term, which was set to expire in June 2018. As a result of the 2016 Merger, the FRP was extended an additional two years with an expiration of June 2020, and Cleco Power was required to file a new base rate case in June 2019 with any change in rates to be implemented in July 2020. On June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP. However, there has been a delay in the current base rate case. Cleco Power has responded to multiple sets of data requests relating to the new FRP. Unless the 2014 FRP were to be extended by order of the LPSC, the FRP rates established in July 2019 will remain in effect, and an FRP monitoring report for the 12-month period ending June 30, 2020, will not be required. Cleco Power anticipates new rates to be effective in the first half of 2021. However, management is unable to determine the outcome of the base rate case relating to the new FRP.
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
Cleco Power’s monitoring reports also included a $1.2 million annual cost of service savings as a result of the 2016 Merger Commitments. The cost of service savings are not subject to the target ROE or any sharing mechanism. The cost of service savings are refunded annually in September and will continue until Cleco Power’s next FRP is in effect, which is expected in the first half of 2021. At December 31, 2020, Cleco Power had $1.8 million accrued for the estimated cost of service savings refunds.

Cleco Katrina/Rita Storm Recovery Charges
Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers to pay administrative fees, interest, and principal on the Cleco Katrina/Rita storm recovery bonds. Amounts remaining after the final principal and interest payment on the storm recovery bonds, which was paid on March 2, 2020, and payments for final administrative and winding up activities are subject to refund. For more information on the storm recovery bonds, see Note 2 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents” and Note 17 — “Intangible Assets, Intangible Liabilities, and Goodwill.”

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco Power, may collect under the MISO tariff. As of December 31, 2020, Cleco Power had $0.6 million accrued for the change in ROE. For more information on the ROE complaint, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

2016 Merger Commitments
On March 28, 2016, the LPSC approved the 2016 Merger. The LPSC’s written order approving the 2016 Merger was issued on April 7, 2016. Approval of the 2016 Merger was conditioned upon certain commitments, including $136.0 million of customer rate credits. As of December 31, 2020, Cleco Power had issued $136.0 million of customer rate credits. Also included in the 2016 Merger Commitments were $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution in 2016 for economic development in Cleco Power’s service territory to be administered by Louisiana Economic Development, and $6.0 million of charitable contributions to be disbursed over five years. At December 31, 2020, Cleco Power had $2.1 million remaining accrued for the 2016 Merger Commitments discussed above.

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

CLECO
CLECO POWER	2020 FORM 10-K
Cleco Power expects Teche Unit 3 to be available to run until the estimated 2021 in-service date of the Bayou Vista to Segura Transmission project, at which time Cleco Power does not expect to offer the unit into MISO, barring any grid or customer reliability issues or other similar reasons. At December 31, 2020, Cleco Power had $6.1 million accrued for the net capital refund for capital expenditures paid for by third parties while operating under the SSR agreement. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for their portion of the capital refund. Management is unable to determine the timing of the capital refund.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2020, consisted of its equity investment of $9.1 million. During 2020, Cleco Power received $8.0 million from Oxbow as a return of investment.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2020	2019
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividend received	(10,200)	(2,200)
Total equity investment in investee	$9,072	$17,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2020	2019
Oxbow’s net assets/liabilities	$18,145	$34,145
Cleco Power’s 50% equity	$9,072	$17,072
Cleco Power’s maximum exposure to loss	$9,072	$17,072

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2020	2019
Current assets	$16,805	$2,239
Property, plant, and equipment, net	4,910	23,738
Other assets	3,360	9,364
Total assets	$25,075	$35,341
Current liabilities	$369	$1,196
Other liabilities	6,561	—
Partners’ capital	18,145	34,145
Total liabilities and partners’ capital	$25,075	$35,341

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Operating revenue	$34,827	$8,886	$6,992
Operating expenses	34,827	8,886	6,992
Income before taxes	$—	$—	$—
Prior to June 30, 2020, DHLC mined lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs. Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. For more information on DHLC and the Oxbow mine, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
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
The four actions filed in the Ninth Judicial District Court for Rapides Parish are captioned as follows:

•Braunstein v. Cleco Corporation, No. 251,383B (filed October 27, 2014),

CLECO
CLECO POWER	2020 FORM 10-K
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

CLECO
CLECO POWER	2020 FORM 10-K
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
In January 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC, in the U.S. District Court for the Western District of Louisiana. Saulsbury Industries, Inc. alleged that Cleco Power and Cabot Corporation caused delays in the St. Mary Clean Energy Center project, resulting in alleged impacts to Saulsbury Industries, Inc.’s direct and indirect costs. On June 5, 2019, Cleco Power and Cabot Corporation each filed separate motions to dismiss. On October 24, 2019, the District Court denied Cleco’s motion as premature and ruled that Saulsbury Industries, Inc. had six weeks to conduct discovery on specified jurisdictional issues. The Magistrate Judge presiding over the Western District of Louisiana consolidated cases issued a report and recommendation to the District Judge that the case instituted by Saulsbury Industries, Inc. be dismissed without prejudice and the case initiated by Cleco Power be remanded to the Ninth Judicial District Court for Rapides Parish. Saulsbury Industries Inc. did not oppose the Magistrate Judge’s report and recommendation, and the District Judge issued a ruling that adopted the Magistrate Judge’s report and recommendation, which included reasoning consistent with Cleco Power’s arguments. Thus, the federal consolidated cases are now closed.
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish, No. 133910-A. Saulsbury Industries, Inc. asserted the same claim as the Western District Litigation and further asserts claims for payment on an open account. On December 9, 2019, Cleco moved to stay the case, arguing that the Rapides Parish suit should proceed. On February 14, 2020, the court granted Cleco’s motion, which stay order remains in place until lifted. The 16th Judicial District Court for the St. Mary Parish case held a hearing on October 16, 2020, and the judge granted Cleco’s declinatory exceptions of lis pendens. Thus, the St. Mary’s Parish case has been dismissed. Saulsbury filed a motion for a new trial. The hearing on this motion was held on February 5, 2021, and the 16th Judicial District Court judge denied Saulsbury’s motion for a new trial. It is anticipated that this decision will be appealed.

LPSC Audits

Fuel Audit
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. On March 31, 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit is $565.8 million. Cleco Power has responded to several sets of data

CLECO
CLECO POWER	2020 FORM 10-K
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

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from its customers certain costs of environmental compliance. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On March 3, 2020, Cleco Power received notice from the LPSC of the EAC audit for the period of January 2018 to December 2019. The total amount of environmental expense included in the audit is $26.2 million. Cleco Power has responded to several sets of data requests from the LPSC. Cleco Power has EAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of MATS. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. However, the EPA concluded that coal- and oil-fired electric generating units would not be removed from the list of regulated sources of hazardous air pollutants and would remain subject to MATS. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. On January 20, 2021, the new Administration issued an executive order, which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The Order specifically directs the EPA to consider issuing a proposed rule by August 2021 to suspend, revise, or rescind the rule. Management is unable to determine whether the outcome of the D.C. Circuit Court of Appeals’ review or the EPA’s review of the rule as a result of the executive order will result in changes to the MATS standards.

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff, and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in a refund related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting, which is expected in the third quarter of 2021. At December 31, 2020, Cleco Power had $1.9 million recorded in Provision for rate refund on Cleco and Cleco Power’s Consolidated Balance Sheets for the estimated refund. This amount is being refunded to Cleco Power’s wholesale transmission customers as a combination of refund payments and a reduction in Attachment O and grandfathered agreement rates over 12 months beginning June 1, 2020.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%.
The complaints covered the period December 2013 through May 2016. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE. However, on November 21, 2019, FERC voted to adopt a new methodology for evaluating base ROE for public utilities under the Federal Power Act. In addition, FERC set the MISO transmission owners’ region-wide base ROE at 9.88% for the refund period covered in the first complaint and going forward. The draft FERC order further found that complainants in the second complaint proceeding failed to show that the 9.88% base ROE was unjust and unreasonable and thus dismissed the second complaint. On May 21, 2020, FERC issued Opinion No. 569-A, which granted rehearing in part of Opinion No. 569, which had revised FERC’s methodology for analyzing the base ROE component of public utility rates under section 206 of the Federal Power Act. Opinion No. 569-A further refines FERC’s ROE methodology and finds that the MISO Transmission Owners’ base ROE should be set at 10.02% instead of 9.88%. Cleco Power is unable to determine when a final FERC Order will be issued. As of December 31, 2020, Cleco Power had $0.6 million accrued for the change in the ROE.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. Beginning January 1, 2020, the collection of the adder was included in MISO’s transmission rates for a total ROE of 10.38%. On June 1, 2020,

CLECO
CLECO POWER	2020 FORM 10-K
the total ROE included in MISO’s transmission rate was 10.52%.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the LDEQ against Louisiana Generating related to Big Cajun II, Unit 3. Entergy Gulf States, as co-owner of Big Cajun II, Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy Gulf States will be determined by ongoing litigation and negotiations. South Central Generating estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset, which was included in the purchase price allocation and included in Other current assets on Cleco’s Consolidated Balance Sheets.
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

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2020, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $5.4 million and has accrued this amount.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. The maximum projected payment by Cleco Power under this guarantee is estimated to be $32.6 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of December 31, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Cleco Holdings, in relation to Cleco Cajun’s participation in MISO, and Cleco Power have letters of credit to MISO

CLECO
CLECO POWER	2020 FORM 10-K
pursuant to energy market requirements. In June 2020, Cleco Holdings decreased its MISO letter of credit from $34.5 million to $1.3 million. The letters of credit automatically renew each year and have no impact on Cleco Holdings’ or Cleco Power’s revolving credit facility. On February 24, 2021, Cleco Power and Cleco Cajun posted collateral in the amount of $21.0 million and $5.0 million, respectively, as a result of increased net purchased power costs related to Winter Storms Uri and Viola exceeding the respective unsecured credit capacity with MISO. For more information on these severe winter storms, see Note 19 — “Storm Restoration — Winter Storms Uri and Viola.”
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Long-Term Purchase Obligations
Cleco Holdings had no unconditional long-term purchase obligations at December 31, 2020. Cleco Power and Cleco Cajun have several unconditional long-term purchase obligations primarily related to the purchase of petroleum coke, limestone, energy delivery facilities, information technology outsourcing, natural gas storage, network monitoring, and software maintenance. The aggregate amount of payments required under such obligations at December 31, 2020, is as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2021	$20,991	$45,958
2022	21,279	24,307
2023	8,747	9,906
2024	7,984	8,491
2025	7,931	9,512
Thereafter	16,515	10,869
Total long-term purchase obligations	$83,447	$109,043

Cleco’s payments under these agreements for the years ended December 31, 2020, 2019, and 2018 were $92.5 million, $94.8 million, and $70.5 million, respectively. Cleco Power’s payments under these agreements for the years ended December 31, 2020, 2019, and 2018 were $24.8 million, $35.3 million, and $60.7 million, respectively.

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
On March 1, 2019, Cleco Power began to operate Dolet Hills Power Station from June through September of each year; however, Dolet Hills Power Station will continue to be available to operate in other months, if needed. In June 2020, after thorough evaluation, management decided to retire the Dolet Hills Power Station. For more information regarding the Dolet Hills Power Station anticipated closure, see Note 6 — “Regulatory Assets and Liabilities — Dolet Hills Closure Costs.”
In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020, subject to LPSC review and approval. As of December 31, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine, and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. The expected early closure of the mines has resulted in increased costs that will be billed through the fuel adjustment clause, which management currently believes are recoverable. Management does not believe the early closure of the mines will have an adverse impact on the recovery value of the Dolet Hills Power Station. Cleco Power expects to have sufficient lignite fuel available to continue seasonal operations of the Dolet Hills Power Station through 2021.
Cleco Power anticipates filing an application in March 2021 with the LPSC giving notice that the Dolet Hills Power Station will be retired at the end of 2021 and requesting the approval of the regulatory treatment and recovery of the stranded costs and decommissioning costs over 20 years. For more information regarding the Dolet Hills Power Station closure, see Note 6 — “Regulatory Assets and Liabilities — Dolet Hills Closure Costs.”
In June 2020, Cleco Power remeasured its ARO liabilities due to the expected retirement of the Dolet Hills Power Station. Cleco Power’s ARO liability increased $3.3 million as a result of this remeasurement. At December 31, 2020, Cleco Power’s undivided interest in the Dolet Hills Power Station was $99.0 million and was included in base rates. For more information on the accounting treatment of Cleco Power’s AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs.”
Fuel costs incurred by Dolet Hills Power Station are recoverable by Cleco Power through active fuel adjustment clauses. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs as fuel is delivered. As of December 31, 2020, DHLC estimates $154.2 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. In 2009, Cleco Power acquired an interest in Oxbow, which owns mineral rights and

CLECO
CLECO POWER	2020 FORM 10-K
land leases. Under a joint operating agreement pertaining to the Oxbow mineral rights and land leases, Oxbow bills Cleco Power its proportionate share of incurred costs. As of December 31, 2020, Oxbow estimates approximately $7.7 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. If any of these costs are not recoverable, it could materially impact the Registrants’ results of operations, financial condition, or cash flows.

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
Cleco Power’s affiliates are charged the higher of management’s estimated fair market value or fully loaded costs for goods and services provided by Cleco Power. Cleco, with the exception of Support Group, charges Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group bills fully loaded costs to affiliates, which includes payroll and non-payroll costs.
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2020, 2019, and 2018.
At December 31, 2020, and 2019, Cleco Holdings had accounts payable of $41.3 million and $33.8 million, respectively, due to Cleco Group primarily for affiliate settlement of taxes payable.
For the years ended December 31, 2020 and 2019, respectively, Cleco Holdings made no distribution payments to Cleco Group.

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
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Support Group
Other operations and maintenance	$94,798	$73,090	$56,669
Taxes other than income taxes	$—	$(73)	$6
Other expense	$43	$64	$290
Cleco Holdings
Other expense	$—	$—	$1,007

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group and transmission services to Cleco Cajun. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Other operations revenue
Cleco Cajun	$6,463	$7,471	$—
Affiliate revenue
Support Group	4,715	3,088	874
Cleco Cajun	441	37	—
Other income
Cleco Holdings	—	149	1,092
Total	$11,619	$10,745	$1,966

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31,
	2020		2019
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$10,353	$57,713	$10,351	$194
Support Group	3,248	14,355	3,172	13,890
Cleco Cajun	1,004	—	958	39
Total	$14,605	$72,068	$14,481	$14,123

Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. These costs are included in fuel inventory and are recoverable from Cleco Power customers through the LPSC-established FAC or related wholesale contract provisions. For the year December 31, 2020, and 2019, Cleco Power recorded $17.4 million, and $4.4 million, respectively, of its proportionate share of incurred costs. At December 31, 2020, and 2019, Cleco Power had $0.3 million and $0.2 million, respectively, payable to Oxbow. For more information on Cleco Power’s variable interest in Oxbow, see Note 14 — “Variable Interest Entities.”
During 2020, Cleco Power made no distribution payments to Cleco Holdings. During 2019 and 2018, Cleco Power made $20.0 million, and $121.4 million, respectively, of distribution payments to Cleco Holdings. Cleco Power received no equity contributions from Cleco Holdings in 2020, 2019, and 2018.
Cleco Power is the pension plan sponsor and the related trust holds the assets. The net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco Power’s affiliates is transferred with a like amount of assets to Cleco

CLECO
CLECO POWER	2020 FORM 10-K
Power monthly. The following table shows the expense of the pension plan related to Cleco Power’s affiliates for the years ended 2020 and 2019:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019
Support Group	$3,155	$1,316
Cleco Cajun	$351	$239

Note 17 — Intangible Assets, Intangible Liabilities, and Goodwill
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which includes $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset was fully amortized in March 2020 and had no residual value at the end of its life. The intangible asset’s amortization expense was based on the estimated collections from Cleco Power’s customers. Cleco Katrina/Rita records amortization expense based on actual collections. At the date of the 2016 Merger, the gross balance of the Cleco Katrina/Rita intangible asset for Cleco was adjusted to be net of accumulated amortization, as no accumulated amortization existed at such date.
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of the Cleco trade name and long-term wholesale power supply agreements. At the end of their life, these intangible assets will have no residual value. The trade name intangible asset is being amortized over its estimated economic useful life of 20 years. The intangible assets related to the power supply agreements are amortized over the estimated life of each applicable contract ranging between seven and 19 years and the amortization is included in Electric operations on Cleco’s Consolidated Statements of Income.
As a result of the Cleco Cajun Transaction, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. The fair value of intangible assets of $98.9 million and intangible liabilities of $14.2 million was reflected in the purchase price allocation. At the end of their life, these intangible assets and liabilities will have no residual value. These intangibles are amortized over the estimated life of each applicable contract ranging between two and eight years. The amortization is included in Electric operations on Cleco’s Consolidated Statement of Income.
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
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recover charges	$517	$20,576	$20,608
Trade name	$255	$255	$255
Power supply agreements	$25,600	$24,273	$9,680
Intangible liabilities
LTSA	$3,484	$3,234	$—
Power supply agreements	$3,528	$3,194	$—
No impairments for intangibles in the table above for 2020, 2019, and 2018.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Cleco Katrina/Rita right to bill and collect storm recovery charges	$517	$20,576	$20,608

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco and Cleco Power:

Cleco
	AT DEC. 31,
(THOUSANDS)	2020	2019
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$70,594	$70,594
Trade name	5,100	5,100
Power supply agreements	184,004	184,004
Total intangible assets carrying amount	259,698	259,698
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liabilities carrying amount	38,300	38,300
Net intangible assets carrying amount	221,398	221,398
Accumulated amortization	(134,526)	(115,167)
Net intangible assets subject to amortization	$86,872	$106,231

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2020	2019
Cleco Katrina/Rita right to bill and collect storm recovery charges	$177,537	$177,537
Accumulated amortization	(177,537)	(177,020)
Net intangible assets subject to amortization	$—	$517

CLECO
CLECO POWER	2020 FORM 10-K
The following table summarizes the amortization expense related to intangible assets and liabilities expected to be recognized in Cleco’s Consolidated Statements of Income:

Cleco
(THOUSANDS)	INTANGIBLE ASSETS	INTANGIBLE LIABILITIES
For the year ending Dec. 31,
2021	$25,855	$(5,862)
2022	$25,855	$(5,041)
2023	$25,628	$(5,041)
2024	$19,056	$(5,041)
2025	$5,292	$(3,875)
Thereafter	$10,046	$—

Goodwill
In connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion. Management assigned the recognized goodwill to the Cleco Power reporting unit. Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires significant judgments, including the identification of reporting units, assignments of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of the reporting units.
Cleco conducted its 2020 annual impairment test using an August 1, 2020, measurement date. The fair value of the Cleco Power reporting unit was estimated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and weighted-average cost of capital or discount rate. Changes in these assumptions could materially affect the determination of fair value and goodwill impairment at Cleco Power. Based on the tests performed, management has determined that the fair value of Cleco Power reporting unit exceeds the carrying value resulting in no impairment of Cleco Power’s goodwill for 2020.

Note 18 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balances, Dec. 31, 2017	$(2,921)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	3,681
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	1,615
Reclassification of effect of tax rate change	(589)
Balances, Dec. 31, 2018	$1,786
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(18,877)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net gain	(422)
Balances, Dec. 31, 2019	$(17,513)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(10,026)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	1,743
Balances, Dec. 31, 2020	$(25,796)

CLECO
CLECO POWER	2020 FORM 10-K

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2017	$(8,377)	$(5,306)	$(13,683)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	954	—	954
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,789	—	1,789
Reclassification of net loss to interest charges	—	254	254
Reclassification of effect of tax rate change	(1,426)	(1,070)	(2,496)
Balances, Dec. 31, 2018	$(7,060)	$(6,122)	$(13,182)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(10,344)	—	(10,344)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	687	—	687
Reclassification of net loss to interest charges	—	254	254
Balances, Dec. 31, 2019	$(16,717)	$(5,868)	$(22,585)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(4,050)	—	(4,050)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,628	—	1,628
Reclassification of net gain to interest charges	—	254	254
Balances, Dec. 31, 2020	$(19,139)	$(5,614)	$(24,753)

Note 19 — Storm Restoration

Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco’s service territories were impacted by three separate hurricanes. While the hurricanes did not have a material impact on Cleco Cajun, Cleco Power’s distribution and transmission systems sustained substantial damage.
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
Cleco Power’s total storm restoration costs related to Hurricane Laura is approximately $180.3 million. Cleco Power continues to work to restore the distribution and transmission systems to their pre-storm condition. The damage to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 62%, or approximately $112.5 million, of the total restoration costs recorded at December 31, 2020. Approximately $9.4 million of the repair-related restoration cost associated with Hurricane Laura was offset against Cleco Power’s existing storm damage reserve, and $54.4 million of costs was recorded as a regulatory asset, as allowed by the LPSC.
On October 9, 2020, Hurricane Delta made landfall in southwest Louisiana as a Category 2 storm resulting in power outages for approximately 132,000 of Cleco Power’s electric customers located primarily in central and south Louisiana. By October 16, 2020, power was restored to 100% of customers who could receive power. Cleco Power’s total storm restoration costs related to Hurricane Delta is approximately $50.7 million. The damage to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 65%, or approximately $32.9 million, of the total restoration costs recorded at December 31, 2020. At December 31, 2020, Cleco Power recognized $17.1 million as a regulatory asset for deferred, non-capital Hurricane Delta storm restoration costs, as allowed by the LPSC.
On October 28, 2020, Hurricane Zeta made landfall in southeast Louisiana as a Category 2 storm resulting in power outages for approximately 73,000 of Cleco Power’s electric customers located primarily in southeast Louisiana. By October 31, 2020, service was restored to 100% of customers who could receive power. Cleco Power’s total storm restoration costs related to Hurricane Zeta is approximately $8.6 million. The damage to equipment from the storm required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 57%, or approximately $4.9 million, of the total restoration costs recorded at December 31, 2020. At December 31, 2020, Cleco Power recognized $3.5 million as a regulatory asset for deferred, non-capital Hurricane Zeta storm restoration costs, as allowed by the LPSC.
On December 4, 2020, Cleco Power filed an application with the LPSC requesting an interim rate recovery for return on the storm restoration costs associated with the hurricanes until such time securitization of such costs can be completed. Cleco Power, in line with other impacted utilities, will seek available funds from the U.S. government for relief of costs incurred from Hurricanes Laura, Delta, and Zeta. Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government ultimately will be approved. In addition to securitization, other recovery options are being analyzed.

Winter Storms Uri and Viola
In February 2021, Cleco’s service territories experienced extreme and unprecedented winter weather that resulted in

CLECO
CLECO POWER	2020 FORM 10-K
damage to Cleco Power’s distribution and transmission assets, electricity generation supply shortages, natural gas supply shortages and increased wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures.
On February 14, 2021, Winter Storm Uri reached Louisiana resulting in power outages for approximately 11,000 of Cleco Power’s electric customers located primarily in south Louisiana. By February 17, 2021, power was restored to 100% of customers who could receive power. On February 17, 2021, Winter Storm Viola reached Louisiana resulting in power outages for approximately 43,000 of Cleco Power’s electric customers located primarily in central and south Louisiana. By February 22, 2021, power was restored to 100% of customers who could receive power. Cleco Power’s current estimate of the total storm restoration costs related to Winter Storms Uri and Viola is between $9.0 million and $10.0 million. Cleco Power continues its restoration efforts as damage to its distribution and transmission assets is still being assessed. Cleco Power anticipates the establishment of a regulatory asset for non-capital expenses incurred related to Winter Storms Uri and Viola, subject to LPSC approval.
On February 16, 2021, Cleco was notified by the regional reliability coordinator, MISO, that extremely cold temperatures were causing an increase in demand for power, which resulted in an overload of the power grid. The electricity generation shortages necessitated MISO to implement controlled outages in certain of its service areas. To help protect the stability of the power grid and prevent prolonged outages, MISO instructed Cleco to reduce demand on the power grid by initiating periodic outages to customers across Louisiana. The periodic power outages were minimal and suspended within one hour of initiation at the direction of MISO because the power shortage was no longer threatening the reliability of the power grid.
Cleco Power’s current estimate of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is between $45.0 million and $55.0 million. As a result of of the increase in net purchased power costs exceeding its unsecured credit capacity with MISO, on February 24, 2021, Cleco Power posted collateral in the amount of $21.0 million with MISO. Cleco Power expects to settle the majority of its purchase power obligations with MISO associated with the winter storms and eliminate associated collateral postings by March 9, 2021. These amounts are preliminary estimates and are subject to final settlement. Management expects to seek recovery of these costs through Cleco Power’s FAC. Recovery of these costs are subject to LPSC review and the LPSC could disallow timely and full recovery of these costs.
Cleco Cajun currently estimates the incremental negative impact of Winter Storms Uri and Viola on operations to be between $10.0 million and $15.0 million. As a result of of the increase in net purchased power costs exceeding its unsecured credit capacity with MISO, on February 24, 2021, Cleco Cajun posted collateral in the amount of $5.0 million with MISO. Cleco Cajun expects to settle the majority of its power purchase obligations with MISO associated with the winter storms and eliminate associated collateral postings by March 9, 2021. The incremental impact to Cleco Cajun’s operations is a preliminary estimate and subject to final settlement.
Management is still assessing the expected impact that these winter storms and related events will have on the Registrants’ financial condition, results of operations, cash flows, or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2020. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Remediation of Previously Disclosed Material Weaknesses
The Registrants concluded that the material weaknesses in internal control over financial reporting previously disclosed in Part II, Item 9A, “Controls and Procedures” in the Registrants’
Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019, have been remediated. The Registrants implemented new internal controls and enhanced existing internal controls to remediate the aforementioned material weaknesses. These controls were in the following areas:

•Monitoring of meter failures
•Exception identification in key processes
•Estimation monitoring
•Revenue analytics
•System development lifecycle (SDLC)
•Access security
•Change management

Internal Control Over Financial Reporting

Managements’ Reports on Internal Control Over Financial Reporting
The management of the Registrants are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Registrants’ internal control over financial reporting is a

CLECO
CLECO POWER	2020 FORM 10-K
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
The management of the Registrants, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Registrants’ respective internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the management of the Registrants concluded that, as of December 31, 2020, the Registrants’ internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

CLECO
CLECO POWER	2020 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Boards of Managers of Cleco
As of March 3, 2021, the Board of Managers of Cleco Holdings is comprised of 12 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 13 managers, including the same 12 managers that comprise the Board of Managers of Cleco Holdings, plus one additional manager, Melissa Stark. The Board of Managers of Cleco Holdings and the Board of Managers of Cleco Power are collectively referred to below as “the Boards.” The managers’ ages, dates of appointment, employment history, and committee assignments as of March 3, 2021, are also set forth below. Each of Ms. Scott and Messrs. Gallot, Gilchrist, and Wainer serve pursuant to one-year agreements which are considered for renewal annually by the Boards. Mr. Fontenot serves by virtue of his position as the CEO, and the other managers are designated for membership by BCI, John Hancock, or MIRA.

Andrew Chapman joined MIRA in 2006. During his 14 years with MIRA, Mr. Chapman has served as a director of utility companies owned in part by MIRA’s funds, including Puget Sound Energy, Duquesne Light Company, Aquarion Water Company, Cleco, and entities related to those holdings. Along with Cleco, he now serves on the board for the entity holding Lordstown Energy Center, a gas-fired power plant in eastern Ohio. Mr. Chapman is 65 years old and became a member of the Boards in 2016. He is the Chair of the Business Planning and Budget Review Committee, Chair of the Leadership Development and Compensation Committee, and a member of the Asset Management Committee, the Governance and Public Affairs Committee and the Audit Committee.
Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining MIRA in 2006.
Mr. Chapman earned his Master of Business Administration from the Yale School of Management.

William “Bill” Fontenot has served as the President and CEO of Cleco Holdings since January 2018 and CEO of Cleco Power since February 2019. Mr. Fontenot is 58 years old and was appointed to the Boards in 2018. He is a member of the Asset Management Committee, the Business Planning and Budget Review Committee, and the Governance and Public Affairs Committee. During Mr. Fontenot’s 34 years of service, he managed the development and restructuring efforts of generation projects valued at over $900.0 million, as well as led the development and construction of the $1.0 billion power plant, Madison Unit 3. His previous background was in marketing and the development of merchant power businesses.
Mr. Fontenot serves on the boards of the Council for a Better Louisiana, Association of Edison Illuminating Companies, Southeastern Electric Exchange, and the Central
Louisiana Community Foundation. He is a member of St. Rita Catholic Church.
Mr. Fontenot holds a Bachelor of Science degree in electrical engineering from Louisiana State University.

Paraskevas “Paris” Fronimos is a Senior Principal on the Infrastructure and Renewable Resource Investments team of the BC Investment Management Corporation (BCI). He is 46 years old and became a member of the Boards in 2019. Mr. Fronimos is the Chair of the Asset Management Committee and a member of the Business Planning and Budget Review Committee.
Mr. Fronimos joined BCI in 2017 and works with the management teams of portfolio companies primarily in the energy and utility sectors in the Americas. Mr. Fronimos currently serves as a Director of NTS, a Brazilian natural gas pipeline, a Director of Isagen, a Colombian power producer, and Director of Brookfield Brazil Motorways Holdings SRL, a toll road holding company in Barbados. Mr. Fronimos served as a Director of Tribus Services Inc, a U.S. utility services company, from 2018 to 2020. Prior to BCI, Mr. Fronimos was employed by Nova Scotia Power, a Canadian power utility, as a fuels portfolio manager. He has more than 15 years of experience in the energy and utilities space, having worked on environmental and energy policy, developing greenfield energy projects, advising on transactions, and driving fleet and fuel supply optimization activities, including commodity pricing and hedging.
Mr. Fronimos holds a bachelor’s degree in Mineral Resources Engineering from the Technical University of Crete and a Master’s in Business Administration (specializing in Natural Resources and Energy) from the University of Alberta. He is an Energy Risk Professional (ERP®) certified by the Global Association of Risk Professionals.

Richard “Rick” Gallot, Jr. is the President of Grambling State University. He is 54 years old and became a member of the Boards in 2016. Mr. Gallot is a member of the Leadership Development and Compensation Committee and the Governance and Public Affairs Committee.
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

CLECO
CLECO POWER	2020 FORM 10-K
Mr. Gallot obtained his Juris Doctorate from Southern University School of Law and has been a licensed Louisiana Attorney since 1990.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-based infrastructure contractor specializing in road and bridge construction. He is 61 years old and became a member of the Boards in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.
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

Gerald Hanrahan is a Senior Industry Advisor to the Power and Infrastructure Team at John Hancock. The Power and Infrastructure Team is responsible for transactions in public utility, independent power project and infrastructure financing areas for John Hancock and manages a portfolio of over $21.0 billion in assets spanning over 300 individual investments. Mr. Hanrahan is 60 years old and became a member of the Boards in 2018. He is a member of the Asset Management Committee.
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
Mr. Hanrahan holds a Master of Business Administration from Babson College and a Bachelor of Science degree from Northeastern University.

Christopher Leslie is Executive Chairman of MIRA Americas. Prior to taking that role in July 2016, Mr. Leslie was the CEO of Macquarie Infrastructure Partners Inc., the manager of MIRA’s U.S.-based private infrastructure funds, Macquarie Infrastructure Partners I, II and III, which collectively manage more than $7.0 billion in U.S. and Canadian infrastructure investments. Mr. Leslie is 56 years old and became a member of the Boards in 2016. He is a member of the Leadership Development and Compensation Committee.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Jon Perry is a Senior Principal within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing and managing infrastructure investments. He is 44 years old and became a member of the Boards in 2018. Mr. Perry is the Chair of the Audit Committee.
Mr. Perry has over 10 years of experience in the utility and energy sectors. Prior to working with BCI, he held positions as Manager, Mergers and Acquisitions at TransAlta, a leading Canadian independent power producer and Manager, Regulatory and Financial Reporting at FortisAlberta, a regulated distribution utility. Before then, Mr. Perry held financial and investor relations positions in Canadian junior and mid-cap oil and gas companies.
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
Since joining MIRA in 2008, Mr. Rubin has had extensive responsibility for investment origination and execution as well as for management of portfolio investments. He has also served as the CEO of the Moscow-based Macquarie Russia & CIS Infrastructure Fund, and has been a director of a number of MIRA portfolio companies in the energy, transportation, and communications sectors. Mr. Rubin is currently a director of Lordstown Energy Center, a 940-MW gas-fired power plant construction project in Ohio. Mr. Rubin is also the director of Cyrq Energy, a leading U.S. geothermal power company. Prior to joining MIRA, Mr. Rubin was a Vice President in JPMorgan’s North American mergers and acquisitions team.
Mr. Rubin holds a Bachelor of Commerce and a Bachelor of Laws degree from the University of Queensland.

Peggy Scott currently serves as the Chair of the Boards. She served as Chairperson and Interim CEO of Cleco Holdings from February 9, 2017, through December 31, 2017. She also serves on Cleco’s Audit Committee and Governance and Public Affairs Committee. Presently, Ms. Scott advises diverse industries, including healthcare and technology. She is 69 years old and became a member of the Boards in 2016.
Ms. Scott serves on the boards of The Eastern Company (Nasdaq: EML), Gresham Smith Partners, and the Blue Cross Blue Shield of Louisiana Foundation. She served on the board of Benefytt Technologies, Inc. (BFYT) until its 2020 acquisition and on International Plan Solutions, LLC. Previously, she served as the Executive Vice President, Chief Operating Officer, and CFO of Blue Cross Blue Shield of Louisiana (BCBS) and as Chief Strategy Officer. Prior to BCBS, Ms. Scott was an office Managing Partner with Deloitte and held executive positions in U.S. and International companies where she led transformations, growth strategies, and operations in seven foreign countries.
Ms. Scott was named one of the ten Outstanding Young Women of America, featured in the Wall Street Journal as National Financial Executive of the year, and inducted into the American Institute of CPAs’ Hall of Fame. She is in the Louisiana State University’s Alumni Hall of Distinction, named a Tulane Outstanding Alumnus and holds a Presidential citation.
Ms. Scott is a CPA and also is certified in Valuations and Forensics. She holds a Master of Business Administration from Tulane University and a Bachelor of Science degree in accounting from Louisiana State University.

CLECO
CLECO POWER	2020 FORM 10-K
Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC, which she established in 2003 to provide independent directors and officers for special purpose entities. She is 58 years old and was appointed in 2016 as a special independent manager of Cleco Power, whose sole purpose is to vote on any bankruptcy-related matters, as specified in Cleco Power’s Second Amended and Restated Operating Agreement. From 2001 to 2017, Ms. Stark concurrently served as a principal and co-founder of Water Tower Capital, LLC, a Chicago based investment advisory firm. From 1994 to 1996 she was Vice President - Fixed Income Research at Duff & Phelps (now known as Fitch) where she covered high yield bonds in the retail industry. She served as Vice President - Special Investments at PPM America, Inc. from 1991 to 1994.
Ms. Stark holds a Master of Business Administration in Finance from New York University Stern School of Business.

Steven Turner is a Senior Portfolio Manager within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing, and managing infrastructure investments. He is 48 years old and became a member of the Boards in 2016. Mr. Turner is the Chair of the Governance and Public Affairs Committee and a member of the Business Planning and Budget Review Committee and the Leadership Development and Compensation Committee.
Mr. Turner serves on the board of Corix Infrastructure Inc., a privately-held waste/wastewater and utility holding company based in Vancouver, British Columbia. He is also a past director of Macquarie Utilities Inc. and Aquarion Water Company (Aquarion), the parent companies to a suite of New England-based water utilities.
Mr. Turner has over 16 years of experience in institutional investing. Prior to joining BCI, he held positions as an Associate with Ventures West Management, a leading
Canadian venture capital firm and as an Associate Equity Analyst with Raymond James Ltd., a full service brokerage firm.
Mr. Turner has a Bachelor of Science degree in Environmental Engineering from Montana Tech of the University of Montana and holds a Master of Business Administration from the University of Victoria. He is also a registered Professional Engineer in the Province of British Columbia, a Chartered Financial Analyst charterholder and holds the ICD.D designation.

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana’s Northshore and in New Orleans. He is 61 years old and became a member of the Boards in 2016. Mr. Wainer is a member of the Business Planning and Budget Review Committee and the Governance and Public Affairs Committee. He is the developer of some of the most successful commercial developments in the New Orleans area and past chairman of the Northshore Business Council. His business affiliations include partner at Wainer Brothers, All State Financial Company and Circle West Trailer Park Company; president of Quality Properties, Inc., Regent Lands, Inc., Flowers, Inc., Upside Down Cajun Brands, Inc., Louisiana Properties, Inc., Tamco, Inc., Riverhill, Inc., Metro Credit Services, Inc. and Pan American Investors, Inc., and manager of Advance Mortgage Company, LLC.
Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of March 3, 2021, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Holdings Cleco Power Cleco Cajun
President and CEO since January 2018.

CEO since February 2019; President and CEO from January 2018 to February 2019; Interim CEO from February 2017 to December 2017; Chief Operating Officer from April 2016 to February 2017; Senior Vice President Utility Operations from March 2012 to April 2016.

CEO since February 2019.
(Age 58; 34 years of service)
Kazi K. Hasan Cleco Holdings Cleco Power Cleco Cajun	CFO since October 2018; Chief Risk Officer, AES Corporation from late 2014 to May 2018. CFO since February 2019. (Age 50; 2 years of service)
Robert R. LaBorde, Jr. Cleco Holdings Cleco Power
Chief Operations Officer since February 2019; Vice President Generation Operations & Environmental Services from April 2016 to February 2019.

Vice President Generation Operations from November 2012 to April 2016.
(Age 53; 29 years of service)
Justin S. Hilton Cleco Power Cleco Holdings Cleco Power	President since February 2019. Vice President MISO Operations from April 2016 to February 2019; General Manager Transmission Strategy from March 2012 to April 2016. (Age 51; 31 years of service)
Robert E. Adrian Cleco Cajun	Chief Operating Officer since November 2018; CEO, eServices, LLC from January 2012 to November 2018. (Age 61; 2 years of service)

CLECO
CLECO POWER	2020 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
J. Robert Cleghorn Cleco Power Cleco Holdings Cleco Power	Vice President Regulatory Strategy since April 2016. General Manager Regulatory Strategy & Planning from March 2012 to April 2016. (Age 62; 33 years of service)
Gregory A. Coco Cleco Power Cleco Holdings Cleco Power	Vice President Transmission & Distribution Operations since April 2016. General Manager Brame Energy Center from March 2013 to April 2016. (Age 61; 39 years of service)
William B. Conway, Jr. Cleco Holdings Cleco Power
Chief Compliance Officer and General Counsel since July 2020; Retired from May 2017 to June 2020; Partner, Skadden, Arps, Slate, Meagher & Flom LLP from April 2008 to April 2017.
(Age 63; < 1 year of service)
Kristin L. Guillory Cleco Cajun Cleco Holdings Cleco Power
President since September 2019.

Treasurer from February 2018 to September 2019; General Manager Finance and Assistant Treasurer from May 2016 to February 2018; Manager Finance Risk and Analytics & Assistant Treasurer from December 2013 to May 2016.
(Age 38; 16 years of service)
Sidney D. Jacobson Cleco Holdings
Vice President Risk Management since May 2020; Director Risk Management from January 2019 to May 2020; Managing Director, Pivotal Risk Advisors from October 2015 to January 2019.
(Age 54; 1 year of service)
Jeremy J. Kliebert Cleco Holdings Cleco Power
Vice President Corporate Development and Associate General Counsel since September 2020; Associate General Counsel from March 2019 to September 2020; Vice President, Deputy General Counsel, Chief Data Privacy Officer, Chief IP Counsel, and Chief Privacy Counsel, Albemarle Corporation from December 2017 to March 2019; Vice President, Deputy General Counsel, Chief IP Counsel and Data Privacy Counsel, Albemarle Corporation from January 2015 to December 2017.
(Age 45; 2 years of service)
F. Tonita Laprarie Cleco Holdings Cleco Power Cleco Cajun	Controller & Chief Accounting Officer since July 2016; General Manager Audit & Risk from March 2014 to July 2016. Controller & Chief Accounting Officer since February 2019. (Age 56; 20 years of service)
Mark A. Madsen Cleco Holdings
Chief Information & Supply Chain Officer since August 2020; Chief Digital & Information Officer from May 2019 to August 2020; Chief Information Officer, Vice President of IT - Waste Management Inc. from March 2010 to January 2019.
(Age 51; 2 years of service)
Sybil S. Montegut Cleco Holdings
Vice President Enterprise Analytics & Innovation since May 2020; Director Innovation and Transformation from March 2019 to May 2020; General Manager Transformation Office from March 2018 to March 2019; Supervisor Corporate Analytics from May 2016 to March 2018; Senior Investor Relations Analyst from November 2012 to May 2016.
(Age 43; 12 years of service)
Normanique G. Preston Cleco Holdings
Chief Human Resources & Diversity Officer since September 2019; Vice President Human Resources from August 2018 to September 2019; Vice President - Human Resources, Dynegy, Inc. from November 2015 to June 2018.
(Age 54; 2 years of service)
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
(Age 55; 19 years of service)
Dean C. Sikes Cleco Holdings Cleco Power	Vice President Engineering, Construction & Project Management since April 2016; General Manager Generation Engineering & Construction from March 2013 to April 2016. (Age 57; 33 years of service)
Vincent M. Sipowicz Cleco Holdings Cleco Power	Treasurer since May 2020; Director of Investor Relations, AES Corporation from 2015 to April 2020. (Age 47; <1 year of service)
Marty A. Smith Cleco Power Cleco Holdings
Vice President Marketing since May 2018; Vice President Marketing North from January 2017 to May 2018; General Manager Distribution Engineering & Real Estate from February 2013 to April 2016.

General Manager Corporate Safety from April 2016 to January 2017.
(Age 59; 29 years of service)

CLECO
CLECO POWER	2020 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Russell L. Snyder Cleco Power
Vice President Generation Operations since February 2019; General Manager Southern Gas Fleet from May 2016 to February 2019; Manager Power Plant (>500 MW) from February 2010 to May 2016.
(Age 60; 36 years of service)
Terry J. Whitmore Cleco Holdings Cleco Power
Vice President Transmission Services since February 2019.

General Manager Transmission Strategy from May 2016 to February 2019; Manager Transmission Strategy & Support from March 2012 to May 2016.
(Age 57; 31 years of service)

Audit Committee
Cleco has a separately-designated standing Audit Committee. The members of Cleco’s Audit Committee are Andrew Chapman, Randy Gilchrist, Jon Perry (who serves as Chair of the committee) and Peggy Scott. The Boards have determined that Andrew Chapman is the Audit Committee financial expert.

Code of Business Conduct & Ethics and Related Party Transactions
Cleco has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer, and treasurer. Cleco also has adopted an Ethics Guide applicable to all employees and the Boards. In addition, the Boards have adopted Conflicts of Interest and Related Policies to prohibit certain conduct and to reflect the expectation of the Boards that their members engage in and promote honest and ethical conduct in carrying out their duties and responsibilities, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and corporate opportunities. Under the Conflicts of Interest and Related Policies, Cleco considers transactions that are reportable under the SEC’s rules for transactions with related parties to be conflicts of interest and prohibits them. Any request, waiver, interpretation or other administration of the policy shall be referred to the Governance and Public Affairs Committee. Any recommendations by the Governance and Public Affairs Committee to implement a waiver shall be referred to the full Boards for a final determination. The Code of Conduct for Financial Managers, Ethics Guide, and Conflicts of Interest and Related Policies are posted on Cleco’s website at https://cleco.com/about/leadership-governance/codes-of-conduct. Each of these documents is also available free of charge by request sent to:
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
P.O. Box 5000
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

Executive Summary

2020 Business Highlights
In 2020, the Company had strong operational performance; however, due to impacts from the pandemic and extreme weather-related events, Cleco Power experienced shortfalls in achieving its financial targets. Even so, the Company continued to work on transformational strategic projects. Below are some of our accomplishments for the year:

•Key Strategic Initiatives
◦Implemented several key elements of the safety strategy focused on improving employee and contractor safety to build a stronger safety culture
◦Reached first quartile achievement on customer satisfaction
◦Established six-year business plan
◦Completed Cleco Cajun’s integration into Cleco’s enterprise business applications
◦Advanced cybersecurity maturity
◦Continuing the organizational transformation efforts related to talent development, succession planning, and diversity and inclusion

CLECO
CLECO POWER	2020 FORM 10-K
◦Implemented significant change and protocols due to COVID-19 to align with government regulations and protect employees, contractors, our customers, and our communities
•Effective Utility Operations
◦Effectively restored power following Hurricanes Laura, Delta, and Zeta, in which a total of $239.6 million in storm restoration costs were incurred
•Key Capital Investments and Regulatory Outcomes
◦Continuing construction on the Bayou Vista to Segura Transmission project
◦Continuing the DSMART project
◦Continuing the process to retire the Dolet Hills Power Station

Compensation Philosophy
The compensation principles and philosophy of the Committee are:

•Executives should be rewarded on performance, and incentives should align interests between management and the Company while considering prudent risk taking;
•Total remuneration (the sum of base salary, annual incentives, long-term incentives, and retirement benefits) should be aligned with the market median;
◦Newly hired and/or promoted executives should be transitioned to median over time as they become more proficient in their roles;
•The mix of fixed compensation (base salary and retirement benefits) and variable/at-risk compensation (annual incentive and long-term incentive) should align with market by emphasizing variable/at-risk compensation; and
•The competitive market for an executive’s compensation will be based on comparable utilities and will not be adjusted for Cleco’s privately held status or location.

Compensation Program Elements
The Committee targets total compensation (made up of the elements described below) to be competitive with the median of the Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2020, we believe that we accomplished our philosophy through the following compensation and benefit components:

2020 PAY ELEMENT	DESCRIPTION
Base Salary	• Fixed pay element • Delivered in cash
Annual Cash Incentive (STIP)	• Performance-based annual incentive plan that pays out in cash
• Adjusted EBITDA is the primary metric for the named executive officers
• Additional metrics include safety, system reliability, customer service, generation fleet availability, and milestone measures
Long-Term Incentives	• Performance-based incentive paid in cash currently with a three-year cycle • Payout is contingent on Average ROIC and Total Shareholder Return, each weighted at 50%
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

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met nine times during 2020, including eight virtual meetings. The Chief Human Resources and Diversity Officer attended the Committee meetings on behalf of management but did not participate in all of the Committee’s executive sessions.
The Committee’s responsibilities, which are more fully described in its charter, include:

•establishing and overseeing the Company’s executive compensation philosophy and goals and the programs which align with those;
•engaging and evaluating an independent compensation consultant;
•determining if the Company’s executive compensation and benefit programs are achieving their intended purpose, being properly administered and creating proper incentives in light of the Company’s risk factors;
•analyzing the executive compensation and benefits practices of peer companies and annually reporting to the Board or recommending for approval by the Board the overall design of the Company’s executive compensation and benefit programs;
•annually evaluating the performance of the CEO and the CFO and recommending to the Board adjustments in the CEO and CFO’s compensation and benefits;
•overseeing the administrative committees and periodically reviewing the Company’s benefit plans, including retirement plans;
•annually reviewing the Committee’s charter and revising as necessary;
•annually ensuring there is a process for talent and succession management for executives; and
•reviews and makes recommendations on efforts to promote diversity and inclusion.

CLECO
CLECO POWER	2020 FORM 10-K
The Compensation Consultant
The Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2020 were reviewed by Pay Governance on behalf of the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

•recommending a group of peer companies to use for market comparisons;
•reviewing the Company’s executive compensation program, including compensation levels in relation to Company performance, pay opportunities relative to those at comparable companies, short- and long-term incentive targets and metrics, executive retirement benefits, and other executive benefits;
•reviewing the Company’s Board of Manager compensation program;
•reporting on emerging trends and best practices in the area of executive and Board of Manager compensation; and
•attending the Committee meetings.

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

CEO
The CEO discusses with the Committee base salary adjustments, cash incentives, and long-term incentive awards for executives other than himself. The CEO participates in meetings of the Committee to discuss executive compensation, including measures and performance targets but is subsequently excused to allow the Committee to meet in executive session without management present.

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
The Peer Group was unchanged in 2020. The Committee will continue to evaluate the Peer Group annually as companies are often acquired, taken private, or grow at a rate that renders them inappropriate for comparison purposes. The Committee evaluates the Peer Group to ensure that peer companies are of similar scope in relation to revenues, assets, and employee count and have a good operational fit.

2020 PEER GROUP COMPANIES
ALLETE, Inc.	Hawaiian Electric Industries, Inc.	Pinnacle West Capital Corporation
Alliant Energy Corporation	IDACORP, Inc.	PNM Resources, Inc.
Avista Corporation	NorthWestern Corporation	Portland General Electric Company
Black Hills Corporation	OGE Energy Corp.
El Paso Electric Company	Otter Tail Corporation

In setting executive compensation levels in 2020, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

Decisions Made in 2020 with Regard to Each Compensation and Benefit Component

Base Salary
The base salary levels for the executive officers as a group, including the named executive officers, are set at a level approximating +/-10% of the Comparator Group market median for total remuneration. The Committee sets the base salary level for the CEO and CFO.
Base salaries for the named executive officers in 2020 are shown in the table below:

NAME	2020 BASE SALARY	2020 % CHANGE (1)
Mr. Fontenot	$700,000	7.7%
Mr. Hasan	$430,000	7.5%
Mr. LaBorde	$290,000	9.4%
Mr. Hilton (2)	$275,000	5.8%
Mr. Adrian (3)	$335,000	3.1%
(1) Base salary increases were adjusted to a level approximating +/-10% of the Comparator Group market median for total remuneration.
(2) Mr. Hilton is a Cleco Power employee.
(3) Mr. Adrian is a Cleco Cajun employee.

Annual Cash Incentive
The Company maintains the STIP, an annual, performance-based cash incentive plan. The STIP applies to all regular, full-time employees, and it includes weighting for corporate and individual performance goals. The STIP award opportunities for executive officers are targeted to approximate the median of

CLECO
CLECO POWER	2020 FORM 10-K
the annual cash incentive target award of the Comparator Group. The Committee sets the annual cash incentive level for the CEO and CFO. Payouts are capped at 200% of target.
The table below presents the target STIP opportunities for the named executive officers in 2020:

NAME	TARGET AS % OF BASE SALARY
Mr. Fontenot	100%
Mr. Hasan	50%
Mr. LaBorde	50%
Mr. Hilton (1)	50%
Mr. Adrian (2)	50%
(1) Mr. Hilton is a Cleco Power employee.
(2) Mr. Adrian is a Cleco Cajun employee.
The 2020 STIP award for the named executive officers was based on the corporate and individual performance measures described below. This includes measures that apply to non-named executive officers and employees. The 2020 corporate performance measures consisted of the elements listed below based on the business unit (weighting):

	CONSOLIDATED		BUSINESS UNIT					MILESTONE MEASURES
	SAFETY	ADJUSTED EBITDA	EFORd	PEAK EAF	CUSTOMER SATISFACTION	LPSC SAIDI	ADJUSTED EBITDA
Cleco Power	10%	20%	10%		15%	5%	20%	20%
Cleco Support (1)	10%	20%	7.5%	7.5%	7.5%	2.5%	25%	20%
Cleco Cajun	10%	20%	5%	15%			30%	20%
(1) Cleco Support business unit weighting evenly split (50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting)
The Committee included Milestone Measures (Measures) in the 2020 STIP corporate metrics for EMT and other corporate officers weighted at 20%. These Measures were associated with progress milestones on key strategic corporate projects related to affordability, the START project, cybersecurity, and the Human Resources strategy. For the STIP calculation, the Committee put the greatest emphasis on financial performance using an adjusted EBITDA metric at both the business unit and consolidated levels. Adjusted EBITDA represents net income before interest, income taxes, depreciation, and amortization adjusted for certain pension and SERP expenses, gains and losses on certain life insurance policies, 2016 Merger and Cleco Cajun transaction related expenses, variable lease revenue, and gains and losses on FTRs and gas-related contract derivatives. In addition, to continually focus the entire organization on the importance of safety, system reliability, generation fleet availability, and to focus Cleco Power and Cleco Support executives and employees on customer satisfaction the remainder of the bonus opportunity was attributable to these operational measures.
Management recommended the STIP financial performance and other measures to the Committee. Based on the historical performance relative to target and the relative historical performance versus the Peer Group, the Committee reviews, revises as appropriate, and approves the STIP measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2020 STIP Award Levels

Metric # 1: Safety Consolidated — For 2020, the Company included both the frequency of incidents represented by the Total Recordable Incident Rate (TRIR) and the severity of incidents represented by the Days Away, Restricted or Transferred (DART) rate for its safety measure. Each of these measures represents 5% of the overall STIP award for the corporate measures totaling 10% for the safety metric. The targets for both safety measures were based on the average rates of the companies in the Southeastern Electric Exchange, of which Cleco is a member, over the period 2018-2019.

SAFETY - TRIR MATRIX (5%)
PERFORMANCE LEVEL	% OF TRIR TARGET AWARD PAID
Above 0.655	0%
0.586 - 0.655	50%
0.515 - 0.585	100%
0.444 - 0.514	150%
At or below 0.443	200%
2020 Result (0.458)	150%

SAFETY - DART MATRIX (5%)
PERFORMANCE LEVEL	% OF DART TARGET AWARD PAID
Above 0.359	0%
0.301 - 0.359	50%
0.242 - 0.300	100%
0.183 - 0.241	150%
At or below 0.182	200%
2020 Result (0.196)	150%

Metric # 2: Adjusted EBITDA Consolidated — The following Adjusted EBITDA matrix was developed to determine performance and payout ranges related to consolidated Adjusted EBITDA performance in 2020. This measure represents 30% of the overall STIP award for the corporate measures for non-executives and 20% of the overall STIP award for the corporate measures for executives. The final percentage of the financial target award is interpolated based on the performance level.

CLECO
CLECO POWER	2020 FORM 10-K

ADJUSTED EBITDA MATRIX - CONSOLIDATED (20%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
At or below $475.97 million	0%
Below $534.80 and above $475.97 million	50%
$534.80 million	100%
Above $534.80 and below $593.63 million	150%
At or above $593.63 million	200%
2020 Result - $520.70 million	88%

Metric # 3: EFORd — This metric represents the probability a generator will fail either completely or in part when its operation is required and is 10% of the overall STIP award for the Cleco Power measures, 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting), and 5% of the overall STIP award for the Cleco Cajun corporate measures. The 2020 target was based on the average performance over the three-year period of 2017-2019.

EFORd MATRIX - CLECO POWER (10%)
PERFORMANCE LEVEL	% OF EFORd TARGET AWARD PAID
Above 8.29%	0%
6.66% - 8.29%	50%
5.02% - 6.65%	100%
3.39% - 5.01%	150%
At or below 3.38%	200%
2020 Result (5.76%)	100~~%~~

EFORd MATRIX - CLECO CAJUN (5%)
PERFORMANCE LEVEL	% of EFORd TARGET AWARD PAID
Above 12.65%	0%
10.40% - 12.64%	50%
8.15% - 10.39%	100%
5.89% - 8.14%	150%
At or below 5.88%	200%
2020 Result (6.69%)	150%

Metric # 4: Peak EAF - Cleco Cajun and Cleco Support — This metric represents the amount of time that the power generation plant is able to produce electricity without any outages or deratings over a peak period (defined as May through September, Monday through Friday, hours ending 0700 through 2200), divided by the amount of time in the peak period and is 15% of the overall STIP award for the Cleco Cajun corporate measures and 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Cajun weighting). The 2020 target was based on the Cajun fleet’s average performance over the three-year period of 2017-2019.

PEAK EAF MATRIX - CLECO CAJUN (15%)
PERFORMANCE LEVEL	% OF PEAK EAF TARGET AWARD PAID
Below 91.63%	0%
At or above 91.63%	100%
2020 Result (97.67%)	100%

Metric # 5: Customer Satisfaction - Cleco Power and Cleco Support — The Company included Customer Satisfaction in its performance measures in 2020 using the JD Power South Midsize segment (JD Power study) for comparison. For the STIP metric, the Company used the 2019 performance of the JD Power study to set the target. In addition, the Company compared its overall performance against its peers in the JD Power study. This metric represents 15% of the overall STIP award for Cleco Power corporate measures and 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting). The Committee used discretion to decrease the payout for officers to 50% of the target based on its review of 2020 performance. The resulting payout for 2020 was calculated as follows:

CUSTOMER SATISFACTION MATRIX - CLECO POWER (15%)
PERFORMANCE LEVEL	% OF CUSTOMER SATISFACTION TARGET AWARD PAID
Below 675	0%
675 - 715	50%
716 - 736	100%
737 - 745	150%
At or above 746	200%
2020 Result (773)	200%

Metric # 6: LPSC SAIDI - Cleco Power and Cleco Support — SAIDI measures the average amount of time a customer’s service is interrupted during the year and is measured in hours per customer per year and excludes major events per the LPSC’s criteria. The 2020 LPSC SAIDI goal was based on the long-term goal of consistent performance improvement compared to the LPSC target. This metric represents 5% of the overall STIP award for the Cleco Power corporate measures and 2.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting).

LPSC SAIDI MATRIX - CLECO POWER (5%)
PERFORMANCE LEVEL	% OF LPSC SAIDI TARGET AWARD PAID
Above 2.87	0%
At or below 2.87	100%
2020 Result (2.69)	100%

Metric # 7: Adjusted EBITDA — The following Adjusted EBITDA matrix was developed to determine performance and payout ranges related to Adjusted EBITDA performance in 2020. This measure represents 30% for Cleco Power, 35% for Cleco Support (Cleco Support employees weighting 50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting), 40% for Cleco Cajun of the overall STIP award for the corporate measures for non-executives and 20% for Cleco

CLECO
CLECO POWER	2020 FORM 10-K
Power, 25% for Cleco Support (Cleco Support employees weighting is 50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting), 30% for Cleco Cajun of the overall STIP award for the corporate measures for executives. The final percentage of the financial target award is interpolated based on the performance level.

ADJUSTED EBITDA MATRIX - CLECO POWER (20%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
At or below $386.28 million	0%
Below $417.60 and above $386.28 million	50%
$417.60 million	100%
Above $417.60 and below $448.92 million	150%
At or above $448.92 million	200%
2020 Result - $381.60 million	0%

ADJUSTED EBITDA MATRIX - CLECO CAJUN (30%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
At or below $88.59 million	0%
Below $116.10 million and above $88.59 million	50%
$116.10 million	100%
Above $116.10 and below $143.63 million	150%
At or above $143.63 million	200%
2020 Result - $139.40 million	184.6%

Metric # 8: Milestone Measures — Cleco officers had an additional STIP metric for 2020. This metric represents 20% of the overall STIP award for the corporate measures for executives and measures progress on certain strategic initiatives. The four broad initiatives included the business plan execution (5%), the business application strategy (5%), cybersecurity (5%), and the organizational transformation (5%). The Committee evaluated the performance of each initiative and determined the 2020 result for the Milestone Measures as follows.

MILESTONE MEASURES (20%)
2020 RESULTS	% OF MILESTONE TARGET AWARD PAID
Cleco Power	85%
Support Group	85%
Cleco Cajun	85%

Total Payout for EMT Cleco Power: The calculated STIP payout for Cleco Power was 94.6% of target. The executive management team used discretion to decrease the payout for officers by 1% of target to provide an increased incentive for non-officers. The resulting total STIP corporate payout of 93.6% for 2020 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		150.0%		15.0%
Adjusted EBITDA Consolidated	20%		88.0%		17.6%
EFORd	10%		100.0%		10.0%
Customer Satisfaction	15%		200.0%		30.0%
LPSC SAIDI	5%		100.0%		5.0%
Adjusted EBITDA	20%		0.0%		0.0%
Milestone Measures	20%		85.0%		17.0%
Total					94.6%
Executive Team Discretion					(1.0)%
Resulting Total	100%				93.6%

Total Payout for EMT Cleco Support: The calculated STIP payout for Cleco Support was 111.0% of target. The executive management team used discretion to decrease the payout for officers by 1% of target to provide an increased incentive to non-officers. The resulting total STIP corporate payout of 110.0% for 2020 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		150.0%		15.0%
Adjusted EBITDA Consolidated	20%		88.0%		17.6%
EFORd	7.5%		117.0%		8.8%
Peak EAF	7.5%		100.0%		7.5%
Customer Satisfaction	7.5%		200.0%		15.0%
LPSC SAIDI	2.5%		100.0%		2.5%
Adjusted EBITDA	25%		111.0%		27.6%
Milestone Measures	20%		85.0%		17.0%
Total					111.0%
Executive Team Discretion					(1.0)%
Resulting Total	100%				110.0%

Total Payout for EMT Cleco Cajun: The calculated STIP payout for Cleco Cajun was 127.5% of target. The executive management team used discretion to decrease the payout for officers by 1% of target to provide an increased incentive to non-officers. The resulting total STIP corporate payout of 126.5% for 2020 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		150.0%		15.0%
Adjusted EBITDA Consolidated	20%		88.0%		17.6%
EFORd	5%		150.0%		7.5%
Peak EAF	15%		100.0%		15.0%
Adjusted EBITDA	30%		184.6%		55.4%
Milestone Measures	20%		85.0%		17.0%
Total					127.5%
Executive Team Discretion					(1.0)%
Resulting Total	100%				126.5%

The Committee also has the authority to adjust the amount of any individual STIP award upon recommendation by the CEO. Adjustments for the STIP participants, except for the named executive officers and other members of EMT, may be

CLECO
CLECO POWER	2020 FORM 10-K
made by the CEO at his discretion. Adjustments are based on the annual performance review process.

Long-Term Compensation
In 2020, the Committee continued a cash-based LTIP and issued grants for the three-year cycle for the performance period ending December 31, 2021. The metrics for the LTIP cycle issued in 2020 are weighted 50% on the three-year Average ROIC and 50% on the three-year cumulative TSR.
Each executive officer’s target LTIP award level is set, so in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of our Peer Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary:

NAME	TARGET AS % OF BASE SALARY(1)
Mr. Fontenot	231%
Mr. Hasan	110%
Mr. LaBorde	100%
Mr. Hilton (2)	110%
Mr. Adrian (3)	110%
(1) Long-term incentives were adjusted to a level approximating +/-10% of the Comparator Group market median for total remuneration.
(2) Mr. Hilton is a Cleco Power employee.
(3) Mr. Adrian is a Cleco Cajun employee.

2018-2020 LTIP Award
The Leadership Development & Compensation Committee approved an overall award level of 81.02% of target for the LTIP three-year performance cycle that ended on December 31, 2020. This award level represents an average ROE of 8.502% and a cumulative Adjusted EBITDA for LTIP of $1.56 billion over the three-year performance period. This award will be paid in cash and is included in column G of the Summary Compensation Table for 2020.

Retirement Plans - Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that members of the Boards, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Members of the Boards may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within our industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Actual participation in the plan is voluntary. The notional investment options made available to participants are selected by the CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2020.

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
Generally, benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (Pension Plan), certain employer contributions to the 401(k) Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2020.
In 2011, the Committee amended SERP to eliminate the business transaction benefit previously included in SERP, as well as the requirement that a SERP participant be a party to an employment agreement to receive change in control benefits.
With regard to current SERP participants, two participants have agreed to fix the base compensation portion of their SERP calculation as of December 31, 2020. Additionally, they have agreed to use target rather than actual awards under the annual incentive plan for years 2017 and 2020 for the average incentive award portion of the SERP calculation. A third participant’s SERP benefit will be set at a specified amount based upon the year of separation.
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

Change in Employment Status and Change in Control Events
During 2020, the Company had no employment agreements with named executives other than the agreement with Mr. Fontenot as President & CEO. The Company may enter into employment agreements with its executives generally in connection with recruiting efforts. The standard agreement provides for a non-renewing term, generally two years, and does not contain a change in control tax gross-up provision.

The Cleco Corporation Executive Severance Plan
In recognition of the non-renewal of executive employment contracts, the Cleco Corporation Board of Directors adopted the Cleco Corporation Executive Severance Plan (the Executive Severance Plan) on October 28, 2011. The Executive Severance Plan provides the executive officers and other key employees with cash severance benefits in the event

CLECO
CLECO POWER	2020 FORM 10-K
of a termination of employment, including involuntary termination in connection with a change in control.

Perquisites and Other Benefits
The Company may make available the following perquisites to its executive officers:

•Executive officer physicals - as a condition of receiving their STIP award, we require and pay for an annual physical for the executive officers and their spouses;
•Spousal/companion travel - in connection with the various industry, governmental, civic, and entertainment activities of the executive officers, we pay for spousal/companion travel associated with such events;
•Relocation program - in addition to the standard relocation policy available to all employees, we maintain a policy whereby the executive officers and other key employees may request that the Company pay real estate agent and certain other closing fees should the officer or key employee sell his/her primary residence or that the Company purchase the executive officer’s or key employee’s primary residence at the greater of its documented cost (not to exceed 120% of the original purchase price) or average appraised value. Typically, this occurs when an executive officer or key employee relocates at the Company’s request; and
•Purchase program - under the Executive Severance Plan, a covered executive officer may request the Company to purchase his/her primary residence in the event he or she is involuntarily terminated without cause or separates for good reason, either in connection with a change in control and further provided the executive officer relocates more than 100 miles from the residence to be purchased. Limits on the purchase amount are the same as the relocation program described above.

The Committee approves the perquisites based on what it believes is prevailing market practice, as well as specific Company needs. The Company believes the relocation program is an important element in attracting executive talent. Perquisite expenses related to business and spousal companion travel for the executive officers are reviewed by Internal Audit and any exceptions are reported to the Audit Committee.
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

•Annual compensation expense for each named executive officer - this includes the rate of change in total cash compensation from year-to-year; the annual periodic cost of providing retirement benefits; and the annual cost of providing other benefits such as health insurance, as well as the status of any deferred compensation.
•Reportable compensation - to further evaluate total compensation; to evaluate total compensation of the CEO compared to the other executive officers; and to otherwise evaluate internal equity among the named officers.
•Post-employment payments - reviewed pursuant to the potential separation events discussed in “Potential Payments at Termination or Change in Control.”

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

Risk Assessment
The Committee also seeks to structure compensation that will provide sufficient incentives for the executive officers to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. The Committee believes that the following actions and/or measures help achieve this goal:

•the Committee reviews the design of the executive compensation program to ensure an appropriate balance between business risk and resulting compensation;
•the Committee allocates pay mix between base salary and performance-based pay to provide a balance of incentives;
•the design of the incentive measures is structured to align management’s actions with the interests of the investors;
•incentive payments are dependent on the Company’s performance measured against pre-established targets and goals and/or compared to the performance of companies in the Peer Group;
•the range and sensitivity of potential payouts relative to target performance are reasonable;
•the Committee imposes checks and balances on the payment of compensation discussed herein;
•detailed processes establish the Company’s financial performance measures under its incentive plans; and

CLECO
CLECO POWER	2020 FORM 10-K
•incentive targets are designed to be challenging, yet achievable, to mitigate the potential for excessive risk-taking behaviors.

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

IRC Section 162(m)
IRC Section 162(m) limits to $1,000,000 the amount Cleco may deduct in a tax year for compensation paid to covered employees defined as the principal executive officer, principal financial officer (or anyone serving that role in a tax year), the next three highest compensated officers after the CEO and CFO, as well as any covered employees from prior years.
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

Executive Officers’ Compensation

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)(1)	ALL OTHER COMPENSATION ($)	TOTAL ($)
A	B	C	D	E	F	G	H
William G. Fontenot,	2020	$721,154	$0	$1,806,020	$1,320,099	$17,520	$3,864,793
President & CEO	2019	$639,616	$345,000	$1,171,839	$1,402,994	$17,293	$3,576,742
	2018	$552,885	$0	$819,412	$0	$12,921	$1,385,218

Kazi K. Hasan,	2020	$443,078	$0	$243,693	$0	$19,314	$706,085
CFO	2019	$400,008	$0	$257,005	$0	$31,324	$688,337
	2018	$46,155	$0	$0	$0	$942	$47,097

Robert R. LaBorde, Jr.,	2020	$298,269	$0	$319,608	$485,114	$13,693	$1,116,684
Chief Operations Officer	2019	$261,539	$60,000	$363,152	$519,366	$12,703	$1,216,760
	2018	$239,231	$0	$356,506	$0	$28,490	$624,227

Justin S. Hilton, (2)	2020	$283,846	$0	$237,357	$376,853	$10,050	$908,106
President - Cleco Power	2019	$253,769	$107,500	$269,359	$381,155	$7,033	$1,018,816

Robert E. Adrian, (3)	2020	$346,731	$0	$219,308	$0	$18,482	$584,521
Chief Operating Officer - Cleco Cajun

Former Executive Officers:
Julia E. Callis, (4)	2020	$71,250	$0	$176,462	$440,031	$378,592	$1,066,335
Former Chief Compliance Officer & General Counsel	2019	$282,923	$67,500	$479,222	$544,561	$13,762	$1,387,968
	2018	$268,846	$0	$486,712	$0	$13,616	$769,174

Anthony L. Bunting, (5)	2020	$214,616	$0	$312,919	$310,014	$25,787	$863,336
Former Chief Transformation Officer	2019	$292,523	$61,500	$465,619	$598,968	$21,262	$1,439,872
	2018	$245,389	$0	$452,027	$886,982	$18,806	$1,603,204
(1) Amounts in this column include the change in pension value year over year. For 2020, this amount includes the change in pension value from 2019 to 2020. Negative changes in the pension value year over year are reported as $0.
(2) Mr. Hilton was appointed as President of Cleco Power effective February 9, 2019.
(3) Mr. Adrian is classified as a named executive officer for 2020 only.
(4) Ms. Callis resigned from Cleco effective March 13, 2020.
(5) Mr. Bunting retired from Cleco effective August 31, 2020.

General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2020, 2019, and 2018 (the “named executives” or “named executive officers”). The table also includes former executive officers, who would have been named executives had they not left the Company. Compensation components represent both payments made to the named executive officers during the year and other forms of compensation, as follows:

CLECO
CLECO POWER	2020 FORM 10-K
•Column C, “Salary;” Column D, “Bonus;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash compensation earned by the named executive in 2020, 2019, or 2018.
•The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2020, 2019, and 2018 under the Pension Plan and SERP, as applicable. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.” The 2020 changes shown in Column F are due in part to the actuarial impact from a decrease in the discount rate used to calculate future benefits under the Pension Plan and SERP. Negative changes, if any, are reported as zero. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “— Compensation Discussion and Analysis — Decisions Made in 2020 with Regard to Each Compensation and Benefit Component — Base Salary.” In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2020, 2019, and 2018 base pay made by Mr. Fontenot, Mr. Hasan, and Mr. LaBorde, pursuant to the Deferred Compensation Plan also is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to the Committee typically on an annual basis, and if approved, usually are implemented in January. Base salary changes made in 2020 for our named executives and the reasons for those changes are discussed in “— Compensation Discussion and Analysis — Decisions Made in 2020 with Regard to Each Compensation and Benefit Component — Base Salary.”

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2020, 2019, or 2018. Amounts in this column for 2019 represent special awards made to the named executive officers for completion of the Cleco Cajun Transaction. No such awards were earned in 2020 and 2018 by the named executive officers.

Non-Equity Incentive Plan Compensation
Column E, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2020 that will be paid in March 2021 under the STIP; earned during 2019 and paid in March 2020 under the STIP; and earned during 2018 and paid in March 2019 under the STIP. Deferral of annual cash incentive payments made by Mr. Fontenot, Mr. Hasan, and Mr. LaBorde pursuant to the Deferred Compensation Plan also is included in Column E and is further detailed in the “Nonqualified Deferred Compensation” table. Column E also includes cash awards earned during 2020 that will be paid in March 2021;
earned during 2019 that were paid in March 2020, and earned during 2018 that were paid in March 2019 for the LTIP performance periods ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column F represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2020, 2019, and 2018 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2020, 2019, and 2018; rather, these amounts represent the present value of future retirement payments we project will be made to each named executive. Changes in the present value of the Pension Plan and SERP benefits from December 31, 2019, to December 31, 2020; from December 31, 2018 to December 31, 2019; and from December 31, 2017, to December 31, 2018, result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column F are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Committee in conjunction with its annual tally sheet analysis. An explanation of why the Company uses SERP and its relationship to other compensation elements can be found in “Decisions Made in 2020 With Regard to Each Compensation and Benefit Component.”
Column F also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2020, 2019, and 2018.

All Other Compensation
Payments made to or on behalf of our named executive officers in Column G, “All Other Compensation,” include the following:

•Contributions by Cleco under the 401(k) Plan on behalf of the named executive officers;
•Term life insurance premiums paid for the benefit of the named executive officers;
•Spousal travel;
•For 2020, for Ms. Callis, a payment for unused vacation at the time of her separation from the Company and severance paid pursuant to her separation agreement;
•For 2020, for Mr. Bunting, a payment for unused vacation at the time of his retirement; and
•Federal Insurance Contributions Act (FICA) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

CLECO
CLECO POWER	2020 FORM 10-K
The value of the Column G items for 2020 for each named executive officer is as follows:

	MR. FONTENOT	MR. HASAN	MR. LABORDE	MR. HILTON	MR. ADRIAN	MS. CALLIS	MR. BUNTING
Cleco Contributions to 401(k) Plan	$11,400	$17,100	$12,431	$9,000	$17,100	$3,289	$11,400
Taxable Group Term Life Insurance	830	158	350	350	1,382	73	922
Spousal Travel	1,658	1,356	0	0	0	0	0
Memberships	700	700	0	700	0	0	0
Unused vacation payout at separation/retirement	0	0	0	0	0	14,801	13,465
Severance	0	0	0	0	0	338,500	0
FICA Tax on SERP	2,932	0	912	0	0	21,929	0
Total Other Compensation	$17,520	$19,314	$13,693	$10,050	$18,482	$378,592	$25,787

NAME	GRANT DATE	ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (STIP)			ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (2020-2022 LTIP GRANT)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
A	B	C	D	E	F	G	H
Mr. Fontenot	01/01/20	$0	$700,000	$1,400,000	$0	$1,650,000	$3,300,000
Mr. Hasan	01/01/20	$0	$215,000	$430,000	$0	$473,000	$946,000
Mr. LaBorde	01/01/20	$0	$145,000	$290,000	$0	$290,000	$580,000
Mr. Hilton	01/01/20	$0	$137,500	$275,000	$0	$302,500	$605,000
Mr. Adrian	01/01/20	$0	$167,500	$335,000	$0	$368,500	$737,000
Ms. Callis (1)	01/01/20	$0	$142,500	$285,000	$0	$0	$0
Mr. Bunting	01/01/20	$0	$150,000	$300,000	$0	$330,000	$660,000
(1) Ms. Callis resigned from Cleco effective March 13, 2020. She did not receive a grant under the LTIP for the 2020-2022 performance cycle. In addition, under the terms of her separation, she did not receive a payout under the STIP for 2020.

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
Estimated Future Payments under Non-Equity Incentive Plan Awards (STIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2020 with Regard to Each Compensation and Benefit Component — Annual Cash Incentive” for a discussion of our 2020 STIP award calculations.

Estimated Future Payments under Non-Equity Incentive Plan Awards (LTIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2020 with Regard to Each Compensation and Benefit Component — Long-Term Compensation” for a discussion of our grants made in 2020.

Pension Benefits

NAME	PLAN NAME (s)	NUMBER OF YEARS OF CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)
Mr. Fontenot	Cleco Corporate Holdings LLC Pension Plan	34	$2,425,250	$0
	Cleco Corporation SERP	34	$5,474,999	$0
Mr. Hasan (1)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Mr. LaBorde (2)	Cleco Corporate Holdings LLC Pension Plan	16	$724,556	$0
	Cleco Corporation SERP	12	$2,128,687	$0
Mr. Hilton (3)	Cleco Corporate Holdings LLC Pension Plan	31	$1,815,215	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Adrian (4)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Ms. Callis (5)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	13	$2,669,966	$0
Mr. Bunting (6)	Cleco Corporate Holdings LLC Pension Plan	28	$2,125,409	$33,587
	Cleco Corporation SERP	28	$2,801,737	$39,746
(1) Mr. Hasan is not a participant in the SERP or the Pension Plan as he was hired after both plans were closed to new participants.
(2) Mr. LaBorde has prior years of service credit under the Pension Plan. He is not currently a participant in the Plan because he was rehired after the Pension Plan was closed to new participants in 2007.
(3) Mr. Hilton is not a participant in the SERP as his appointment to his current position was after the plan was closed to new participants.
(4) Mr. Adrian is not a participant in the SERP or the Pension Plan as he was hired after both plans were closed to new participants.
(5) Ms. Callis is not a participant in the Pension Plan as she was hired after the plan was closed to new participants.
(6) Mr. Bunting retired from the Company on August 31, 2020. He began receiving payments under both plans effective September 1, 2020.

CLECO
CLECO POWER	2020 FORM 10-K
General
The Company provides executive officers who meet certain tenure requirements benefits from the Pension Plan and SERP. Vesting in the Pension Plan requires five years of service with the Company. Messrs. Fontenot and Hilton are fully vested in the Pension Plan. Mr. LaBorde is fully vested in the Pension Plan based on previous service with the Company. Having been rehired after August 1, 2007, he was no longer eligible to participate in the Pension Plan and was included in an enhanced 401(k) Plan for those employees hired (or rehired) on or after August 1, 2007. Messrs. Hasan and Adrian and Ms. Callis, having been hired after August 1, 2007, were not eligible to participate in the Pension Plan and were included in an enhanced 401(k) Plan for those employees hired on or after August 1, 2007. Mr. Bunting was fully vested in the Pension Plan at his retirement.
Vesting in SERP requires ten years of service. Under the terms of SERP, automatic vesting occurs upon a Change in Control if a participating executive is involuntarily terminated from the Company. Messrs. Fontenot and LaBorde and Ms. Callis are all fully vested in the SERP based on years of service. Messrs. Hasan, Hilton, and Adrian are not participants in the SERP. Mr. Bunting was fully vested in the SERP at his retirement.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2020. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 2.74%. Other material assumptions relating to the valuation include use of the Pri-2012 Employee and Healthy Retiree gender distinct mortality tables projected generationally using Scale MP-2020 (using White Collar for SERP present values and no collar for Qualified Plan present values), assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment.
The sum of the change in actuarial value of the Pension Plan during 2020 and the change in value of SERP is included in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

Pension Plan
The Cleco Corporate Holdings LLC Pension Plan, restated effective September 1, 2020, is a defined benefit plan funded entirely by employer contributions. Effective August 1, 2007, the Pension Plan was closed to new participants. Employees hired or rehired on or after August 1, 2007 are eligible to participate in an enhanced 401(k) Plan. Mr. Fontenot, Mr. Bunting, and Mr. Hilton were hired prior to August 1, 2007.
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred
Compensation Plan, the value of benefits accrued or paid (including dividends) under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2020, the amount of earnings was further limited to $285,000 as prescribed by the IRS.
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The pension factor varies with the retirement year. For 2020, the applicable factor was 1.25%. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $230,000 in 2020. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

SERP
SERP is designed to provide retirement income of 65% of an executive officer’s final compensation at normal retirement, age 65. Final compensation under SERP is based on the sum of the highest annual salary paid during the five years prior to termination of employment and the average of the three highest STIP awards paid to the participant during the preceding 60 months. Final compensation also is determined without regard to the IRS limit on compensation. The SERP benefit rate at normal retirement is reduced by 2% per year for each year a participant retires prior to age 65, with a minimum benefit rate of 45% at age 55. The final benefit rate also may be reduced further if a participant separates from service prior to age 55. This actuarially determined reduction factor is equivalent to that used in our Pension Plan, which is 3% for each year from age 55 to 62. For example, if a SERP participant were to terminate service at age 50 and start receiving his or her SERP benefit at age 55, his or her SERP benefit rate would be 35.6%. This is the product of the minimum SERP benefit of 45% reduced by another 21% for early commencement. The actual SERP benefit payments are reduced if a participant is to receive benefit payments from our Pension Plan, has received certain employer contributions related to our 401(k) Plan and/or is eligible to receive retirement-type payments from former employers and subsequent employers, if applicable.
SERP provides survivor benefits, which are payable to a participant’s surviving spouse or other beneficiary. SERP also contains a supplemental death benefit that was added in 1999 to reflect market practice. If a SERP participant dies while actively employed, the amount of the supplemental death benefit is equal to the sum of two times the participant’s annual

CLECO
CLECO POWER	2020 FORM 10-K
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
In July 2014, Cleco Corporation’s Board of Directors closed SERP to new participants. In August 2016, the Company’s Board of Managers voted to freeze salary and bonus components used in the final compensation calculation as of December 31, 2017, for two current participants, Ms. Callis and Mr. LaBorde. In December 2017, the Company entered into an employment agreement with Mr. Fontenot as its CEO, the terms of which amended the calculation of Mr. Fontenot’s SERP benefit to include a fixed benefit depending upon the year Mr. Fontenot separates from the Company. In May 2018, the Company amended the calculation of Mr. Bunting’s SERP benefit to include a predetermined benefit depending on the year that Mr. Bunting separates from the Company, which was in 2020. With regard to former employees or their beneficiaries, all terms of SERP will continue.

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of December 31, 2020. Amounts shown for former executives reflect actual payments.

	ESTIMATED PAYMENTS AT 55 (OR ACTUAL ATTAINED AGE IF GREATER THAN 55)
	PENSION	SERP	TOTAL
Mr. Fontenot	$118,532	$121,468	$240,000
Mr. Hasan	$0	$0	$0
Mr. LaBorde	$40,020	$60,369	$100,389
Mr. Hilton	$97,678	$0	$97,678
Mr. Adrian	$0	$0	$0
Ms. Callis	$0	$118,853	$118,853
Mr. Bunting (1)	$100,762	$119,238	$220,000
(1) Figures represent actual payments to Mr. Bunting that commenced September 1, 2020.

Nonqualified Deferred Compensation

NAME	EXECUTIVE OFFICER CONTRIBUTIONS IN 2020 ($)(1)	COMPANY CONTRIBUTIONS IN 2020 ($)	AGGREGATE EARNINGS IN 2020 ($) (2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS IN 2020 ($)	AGGREGATE BALANCE AT DECEMBER 31, 2020 ($)(3)
A	B	C	D	E	F
Mr. Fontenot	$337,667	$0	$319,843	$0	$2,282,572
Mr. Hasan	$15,287	$0	$7,693	$0	$33,857
Mr. LaBorde	$48,521	$0	$113,007	$0	$685,042
Mr. Hilton	$0	$0	$0	$0	$0
Mr. Adrian	$0	$0	$0	$0	$0
Ms. Callis	$0	$0	$0	$0	$0
Mr. Bunting	$0	$0	$0	$0	$0
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2020 and are included in the amounts shown in Columns C and G, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.
Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Mr. Fontenot, Mr. Hasan, and Mr. LaBorde elected to participate in the Deferred Compensation Plan during 2020. All deferral elections for 2020 were made prior to the beginning of 2020 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
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

Potential Payments at Termination or Change in Control
The following tables “Potential Payments at Termination or Change in Control” detail the estimated value of payments and benefits provided to each of our named executive officers assuming the following separation events occurred as of December 31, 2020: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. The Company has selected these events based on long-standing provisions in our employee benefit plans such as the Pension Plan and 401(k) Plan, or because their use is common within the industry and Comparator Group. Some of the potential severance payments are

CLECO
CLECO POWER	2020 FORM 10-K
governed by the separate documents establishing the STIP, LTIP, and SERP.
At its October 2011 meeting, Cleco Corporation’s Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014 and July 2015, the Cleco Corporation’s Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2020, all of the named executive officers were covered by the Executive Severance Plan.
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
Annual survivor benefits are payable to an executive officer’s surviving spouse for his/her life, or if there is no surviving spouse, to the executive officer’s designated beneficiary for a period of ten years or, if no designated beneficiary is named, to the executive officer’s estate for a period of ten years. Amounts are calculated under the provisions of the Pension Plan and SERP. For more information, see the discussion under the headings “Pension Plan” and “SERP,” respectively, as well as SERP provisions relating to death while in service. Survivor benefits are paid from SERP regardless of vested status in SERP at the time of death. The SERP supplemental death benefit is paid only to executives who were employed by the Company on or after December 17, 1999. All of our named executives are eligible for the death benefit.

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

CLECO
CLECO POWER	2020 FORM 10-K
Change in Control
The term “Change in Control” is defined in the LTIP. One or more of the following triggering events constitute a Change in Control:

•Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Company or an Affiliate or any “person” who on the effective date of this Plan is a director, officer, or is the “beneficial owner” (as determined in Rule 13d-3 promulgated under the Exchange Act) of 20% or more of the combined voting power of outstanding securities of the Company or an employee stock ownership plan (within the meaning of Code Section 4975(e)(7)) sponsored by the Company or an Affiliate, is or becomes the “beneficial owner” (as determined in Rule 13d-3 promulgated under the Exchange Act) of 80% or more of the combined voting power of the outstanding securities of the Company;
•The Company is party to a merger or consolidation with another entity and, as a result of such transaction, 80% or more of the combined voting power of outstanding securities of the Company or its successor in the merger (or a direct or indirect parent company of the Company or its successor in the merger) is owned in the aggregate by persons who were not “beneficial owners” (as determined in Rule 13d-3 promulgated under the Exchange Act) of securities of the Company immediately before such transaction;
•The Company sells, leases, or otherwise disposes of, in one transaction or in a series of related transactions, all or substantially all of its assets;
•The owners of the Company approve a plan of dissolution or liquidation; or
•All or substantially all of the assets or the issued and outstanding membership interests of Cleco Power LLC is sold, leased or otherwise disposed of in one or a series of related transactions to a person, other than the Company or an Affiliate.

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
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2020. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under our STIP and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the STIP, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to the Company to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to the Company to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Annual Report on Form 10-K are assumed to occur in the past, as of December 31, 2020.

CLECO
CLECO POWER	2020 FORM 10-K

Mr. Fontenot
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$700,000	$0	$2,415,364
Annual Cash Bonus	0	793,270	793,270	793,270	793,270	0	0
Long-Term Incentive	0	2,800,000	2,800,000	2,800,000	2,800,000	0	4,400,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	50,000	0	0
Present Value of Incremental SERP Payments(1)	0	1,218,652	4,123,006	0	0	(2,712,029)	2,684,124
SERP Supplemental Death Benefit	0	0	2,100,000	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	34,338	0	45,784
Total Incremental Value	$0	$4,811,922	$9,816,276	$3,593,270	$4,377,608	$(2,712,029)	$9,628,772
(1) As of December 31, 2020, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Hasan
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$430,000	$0	$1,031,337
Annual Cash Bonus	0	243,693	243,693	0	243,693	0	0
Long-Term Incentive	0	451,000	451,000	0	451,000	0	913,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	34,338	0	45,784
Total Incremental Value	$0	$694,693	$694,693	$0	$1,184,031	$0	$2,073,621
(1) As of December 31, 2020, Mr. Hasan was not eligible for retirement.

Mr. LaBorde
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$290,000	$0	$897,832
Annual Cash Bonus	0	164,049	164,049	0	164,049	0	0
Long-Term Incentive	0	483,000	483,000	0	483,000	0	773,500
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(2)	0	1,442,412	1,468,620	0	0	(1,324,403)	1,249,939
SERP Supplemental Death Benefit	0	0	725,000	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	30,124	0	40,165
Total Incremental Value	$0	$2,089,461	$2,840,669	$0	$992,173	$(1,324,403)	$3,044,936
(1) As of December 31, 2020, Mr. LaBorde was not eligible for retirement.
(2) As of December 31, 2020, Mr. LaBorde was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Hilton
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$275,000	$0	$802,278
Annual Cash Bonus	0	132,841	132,841	0	132,841	0	0
Long-Term Incentive	0	420,500	420,500	0	420,500	0	717,500
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	30,124	0	40,165
Total Incremental Value	$0	$553,341	$553,341	$0	$883,465	$0	$1,643,443
(1) As of December 31, 2020, Mr. Hilton was not eligible for retirement.

CLECO
CLECO POWER	2020 FORM 10-K

Mr. Adrian
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$335,000	$0	$833,692
Annual Cash Bonus	0	219,308	219,308	0	219,308	0	0
Long-Term Incentive	0	361,167	361,167	0	361,167	0	726,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	21,808	0	29,077
Total Incremental Value	$0	$580,475	$580,475	$0	$962,283	$0	$1,672,269
(1) As of December 31, 2020, Mr.Adrian was not eligible for retirement.
BOARD OF MANAGERS COMPENSATION

2020 Board of Managers Compensation

NAME (1)	FEES EARNED OR PAID IN CASH AND/ OR STOCK ($)	TOTAL ($)
A	B	C
Rick Gallot	$150,000	$150,000
Randy Gilchrist	$150,000	$150,000
Peggy Scott	$232,500	$232,500
Melissa Stark	$3,750	$3,750
Bruce Wainer	$150,000	$150,000
(1)Messrs. Chapman, Fronimos, Hanrahan, Leslie, Perry, Rubin, and Turner were appointed to the Boards by the Owner Group and do not receive additional compensation for their service on the Boards.

General
Column B, “Fees Earned or Paid in Cash and/or Stock” represents cash compensation earned and/or received in 2020.
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

Fees Earned or Paid in Cash and/or Stock
During 2020, each Board Manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, received an annual cash retainer of $150,000. Ms. Stark received an annual cash retainer of $3,750. During this period, the non-management Chair was compensated with an additional retainer of $82,500.
Board Managers are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2020.
Cleco reimburses Board Managers for travel and related expenses incurred for attending meetings of Cleco’s Boards and Board committees, including travel costs for spouses/companions. No expenses for spouses/companions were incurred during 2020.
Cleco also provides its Board Managers who are not employed by Cleco or appointed by the Owner Group with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained by Cleco Power. The total 2020 premium for all coverage (exempt employees, officers and Board Managers) under this plan was $6,128.

Interests of the Board of Managers
In 2020, no non-management member of Cleco’s Boards performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s Boards.

REPORT OF THE LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE
The Leadership Development and Compensation Committee of the Boards (see “Boards of Managers of Cleco” above and “Director Independence and Related Party Transactions” below), includes four managers, one of whom meets the additional requirements for independence which were adopted by the Board. The Leadership Development and Compensation Committee operates under a written charter last revised in November 2019, a copy of which is posted on Cleco’s web site at https://www.cleco.com/about/leadership-governance/board-committees. A copy of this charter also is available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
The Leadership Development and Compensation Committee was established in April 2016.
Based on the review and discussions referred to above, the Leadership Development and Compensation Committee recommended to the Company’s Boards that the CD&A and related required compensation disclosure tables be included in this Annual Report on Form 10-K and filed with the SEC.

The Leadership Development and Compensation Committee of the Boards of Managers of Cleco Holdings and Cleco Power
Andrew Chapman, Chair
Christopher Leslie
Rick Gallot
Steven Turner

Leadership Development and Compensation Committee Interlocks and Insider Participation
The members of the Leadership Development and Compensation Committee are set forth above. No members of the Leadership Development and Compensation Committee were officers or employees of the Company or any of its subsidiaries during 2020, were former Company officers, or had any relationship otherwise requiring disclosure.

CLECO
CLECO POWER	2020 FORM 10-K
CEO Pay Ratio
The aggregate compensation of the executive who served in the CEO role in 2020 (Mr. Fontenot) was $3,875,951. This amount differs from the aggregate amount reflected in the Summary Compensation Table included in this Annual Report on Form 10-K because of the inclusion of the value of the Company’s contribution to health and welfare benefits. The median employee’s annual total compensation for 2020 was $115,582, calculated including the same components of total pay as was used for Mr. Fontenot. As a result, we estimate that the CEO’s 2020 annual total compensation was 33.4 times that of the median employee’s annual total compensation. The median employee was determined based on employees of the Company on December 31, 2020, using the consistently applied compensation measure of target total cash compensation (including base salary and target bonus). Target total cash compensation was annualized for those employees that were not employed for the full year of 2020.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence and Related Party Transactions
Cleco’s Boards have adopted categorical standards to assist them in making determinations of managers’ independence. These categorical standards are posted on Cleco’s web site at https://cleco.com/about/leadership-governance/governance-guidelines. A copy of the standards is also available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000. The Boards have determined that Rick Gallot (member of the Boards of Cleco Group, Cleco
Holdings and Cleco Power), Randy Gilchrist (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power), Peggy Scott (member of the Boards of Cleco Group, Cleco Holdings, and Cleco Power), Melissa Stark (member of the Board of Cleco Power), and Bruce Wainer (member of the Boards of Cleco Group, Cleco Holdings and Cleco Power) are independent within the meaning of the categorical standards adopted by the Boards.
Cleco has no relationships to report under Item 407(a)(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2020, and 2019, respectively, were as follows:

	2020	2019
Audit fees	$3,005,041	$3,740,200
Audit related fees	13,000	707,300
Tax fees	550,000	570,000
Other fees	4,700	21,700
Total	$3,572,741	$5,039,200

The Audit fees include professional fees rendered by PwC for financial statement audits and reviews under statutory or regulatory requirements and services that generally only the auditor reasonably can provide, including issuance of comfort letter and consents for debt and equity issuances and other asset services required by statute or regulation.
The Audit related fees consist of assurance and related services that are traditionally performed by the auditor such as accounting assistance and due diligence in connection with acquisitions, consulting concerning financial accounting and reporting standards, and audits of stand-alone financial statements or other assurance services not required by statute or regulation.
The Tax fees consist of professional services rendered by PwC for tax compliance, tax planning and tax advice, and consulting services, including assistance and representation in connection with tax audits and appeals, tax advice related to acquisitions, employee benefit plans and requests for rulings or technical advice from taxing authorities.
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

CLECO
CLECO POWER	2020 FORM 10-K
services performed to date. During 2020 and 2019, all audit and non-audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2020, and 2019, professional services provided for Cleco Power that were directly billed to Cleco Holdings, were allocated to Cleco Power though not billed directly to Cleco Power. The following is Cleco Power’s allocation of professional services provided by PwC:

	2020	2019
Audit fees	$2,331,213	$2,302,225
Audit related fees	13,000	608,278
Tax fees	445,500	490,200
Other fees	3,807	18,662
Total	$2,793,520	$3,419,365

CLECO
CLECO POWER	2020 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm	58
	Report of Independent Registered Public Accounting Firm	67
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018	60
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018	61
	Consolidated Balance Sheets at December 31, 2020, and 2019	62
	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	64
	Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019, and 2018	66
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018	69
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018	70
	Cleco Power Consolidated Balance Sheets at December 31, 2020, and 2019	71
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	73
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2020, 2019, and 2018	75
	Notes to the Financial Statements	76
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2020, 2019, and 2018	151
	Condensed Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018	152
	Condensed Balance Sheets at December 31, 2020, and 2019	153
	Condensed Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	154
	Notes to the Condensed Financial Statements	155
	Schedule II — Valuation and Qualifying Accounts
	Cleco - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019, and 2018	157
	Cleco Power - Valuation and Qualifying Accounts for the years ended December 2020, 2019, and 2018	157
	Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto
15(a)(3)	List of Exhibits	148

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

CLECO
CLECO POWER	2020 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	2(b)	Purchase and Sale Agreement dated as of February 6, 2018 by and between NRG Energy, Inc., a Delaware Corporation, as Seller, NRG South Central Generating LLC, a Delaware limited liability company, as the Company and Cleco Energy LLC, a Louisiana limited liability company, as Purchaser	1-15759	10-Q(3/18)	2.1
	2(c)	Letter Agreement, dated as of February 1, 2019 between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC) amending, supplementing and modifying the Purchase and Sale Agreement (the “Purchase Agreement”), dated as of February 6, 2018, by and between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC).	1-15759	8-K(2/8/19)	10.6
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(6)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(7)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(b)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(b)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(b)(4)	Third Supplemental Indenture dated May 24, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/24/16)	4.2
	4(c)(1)	Indenture, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.1
	4(c)(2)	Supplemental Indenture No.1, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.2
	4(d)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3 (No New Participants)	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Cleco Corporate Holdings LLC Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No.4 (Special CEO Benefit)	1-15759	8-K(12/21/17)	10.2
**	10(a)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporation Executive Severance Plan, effective October 28, 2011	1-15759	10-Q(9/11)	10.1
**	10(b)(2)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 1	1-15759	8-K(10/24/14)	10.1
**	10(b)(3)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 2	1-15759	8-K(12/23/14)	10.1
**	10(b)(4)	Cleco Corporation Executive Severance Plan (As amended and restated) Amendment No. 3	1-15759	10-Q(6/15)	10.1
**	10(b)(5)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-15759	8-K(3/28/17)	10.1
**	10(b)(6)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(7)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-15759	8-K(12/21/17)	10.1
**	10(c)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(c)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(c)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
**	10(c)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**	10(c)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(d)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(d)(2)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(d)(3)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(d)(4)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(12/21/17)	10.1
	10(d)(5)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporation Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(4/19/16)	10.1
	10(d)(6)	Amendment No. 2, dated as of February 1, 2019, to the Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd. as administrative agent, issuing bank and swingline lender.	1-15759	8-K(2/8/19)	10.8
	10(d)(7)	Amendment No. 3, dated as of May 15, 2020, to the Credit Agreement, dated as of April 13, 2016, by and among Cleco Corporate Holdings LLC (f/k/a/ Cleco Corporation), the Lenders party thereto and Mizuho Bank Ltd., as administrative agent	1-15759	8-K(5/21/20)	10.3

CLECO
CLECO POWER	2020 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(d)(8)	Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-15759	8-K(7/1/16)	10.1
	10(d)(9)	Amendment No. 2, dated as of February 1, 2019, to the Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.7
	10(d)(10)	Amendment No. 3, dated as of May 15, 2020, to the Term Loan Credit Agreement, dated as of June 28, 2016, by and among Cleco Corporate Holdings LLC (f/k/a/ Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent	1-15759	8-K(5/21/20)	10.2
	10(d)(11)	Term Loan Agreement, dated as of February 1, 2019 among Cleco Corporate Holdings LLC, the Lenders from time to time party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.2
	10(d)(12)	Amendment No. 1, dated as of May 15, 2020, to the Term Loan Agreement, dated as of February 1, 2019, by and among Cleco Corporate Holdings LLC (f/k/a/ Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent	1-15759	8-K(5/21/20)	10.1
	10(d)(13)	Increasing Lender Supplement dated as of February 1, 2019, by and between Cleco Corporate Holdings LLC and Mizuho Bank, Ltd	1-15759	8-K(2/8/19)	10.3
	10(d)(14)	Increasing Lender Supplement dated as of February 1, 2019, by and between Cleco Corporate Holdings LLC and The Bank of Nova Scotia	1-15759	8-K(2/8/19)	10.4
	10(d)(15)	Increasing Lender Supplement, dated as of February 1, 2019, by and between Cleco Corporate Holdings LLC and Credit Agricole Corporate and Investment Bank	1-15759	8-K(2/8/19)	10.5
	10(d)(16)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-05663	8-K(4/19/16)	10.2
	10(d)(17)	Amendment No. 1, dated as of May 15, 2020, to the Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent	1-05663	8-K(5/21/20)	10.4
	10(d)(18)	Term Loan Agreement dated as of August 28, 2020 among Cleco Power LLC, the Lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent	1-15759	8-K(9/2/20)	10.1
	10(e)(1)	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.3
	10(e)(2)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle	1-15759	10-Q(3/17)	10.4
	10(e)(3)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle	1-15759	10-Q(3/17)	10.5
	10(f)	Form of Fourth Agreement to Extend the Board of Managers Services Agreement, dated as of April 30, 2020, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-15759	10-Q(3/20)	10.1
	10(g)	2017 Short-Term Incentive Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.6
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2020
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2020 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(b)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(a)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(a)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(c)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(d)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(e)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(b)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(b)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(b)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages therto	1-05663	8-K(12/21/16)	10.1
	10(b)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/17)	10.1
	10(b)(6)	Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto	1-05663	8-K(4/19/16)	10.2
	10(b)(7)	Amendment No. 1, dated as of May 15, 2020, to the Credit Agreement, dated as of April 13, 2016, by and among Cleco Power LLC, the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent	1-05663	8-K(5/21/20)	10.4
	10(b)(8)	Term Loan Agreement dated as of August 28, 2020 among Cleco Power LLC, the Lenders from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent	1-05663	8-K(9/2/20)	10.1
	10(c)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(c)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(c)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
	10(d)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
**	10(e)(1)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-05663	8-K(3/28/17)	10.1
**	10(e)(2)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-05663	8-K(12/21/17)	10.1
	10(f)	Form of Fourth Agreement to Extend the Board of Managers Services Agreement, dated as of April 30, 2020, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-05663	10-Q(3/20)	10.1
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2020
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Operating expenses
Administrative and general	$1,497	$3,263	$1,269
Merger transaction costs	3,606	7,803	19,514
Other operating expense	239	130	318
Total operating expenses	5,342	11,196	21,101
Operating loss	(5,342)	(11,196)	(21,101)
Equity income from subsidiaries, net of tax	173,337	205,187	149,543
Interest, net	(64,362)	(70,252)	(54,635)
Other income (expense), net	3,021	8,568	(1,687)
Income before income taxes	106,654	132,307	72,120
Federal and state income tax benefit	(15,646)	(20,358)	(22,317)
Net income	$122,300	$152,665	$94,437
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Net income	$122,300	$152,665	$94,437
Other comprehensive income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $2,922, tax benefit of $6,808, and tax expense of $1,868, respectively)	(8,283)	(19,299)	5,296
Total other comprehensive income (loss), net of tax	(8,283)	(19,299)	5,296
Comprehensive income, net of tax	$114,017	$133,366	$99,733
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2020	2019
Assets
Current assets
Cash and cash equivalents	$21,622	$15,008
Accounts receivable - affiliate	75,948	14,231
Other accounts receivable	599	2,650
Taxes receivable, net	4,196	6,726
Cash surrender value of trust-owned life insurance policies	72,954	68,523
Total current assets	175,319	107,138
Equity investment in subsidiaries	4,181,383	4,150,953
Accumulated deferred federal and state income taxes, net	134,809	127,655
Other deferred charges	812	1,831
Total assets	$4,492,323	$4,387,577

Liabilities and member's equity
Liabilities
Current liabilities
Long-term debt due within one year	$66,000	$63,300
Accounts payable	735	1,448
Accounts payable - affiliate	99,822	47,184
Interest accrued	10,158	11,005
Deferred compensation	13,240	12,115
Other current liabilities	756	274
Total current liabilities	190,711	135,326
Postretirement benefit obligations	4,453	4,481
Other deferred credits	1,813	—
Long-term debt, net	1,538,323	1,604,764
Total liabilities	1,735,300	1,744,571
Commitments and contingencies (Note 6)
Member's equity	2,757,023	2,643,006
Total liabilities and member's equity	$4,492,323	$4,387,577
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Operating activities
Net cash provided by operating activities	$73,452	$189,644	$97,614
Investing activities
Return of equity investment in tax credit fund	—	1,625	2,775
Contribution to subsidiary	—	(962,170)	(1,250)
Other investing	—	—	442
Net cash (used in) provided by investing activities	—	(960,545)	1,967
Financing activities
Draws on credit facility	88,000	75,000	—
Payments on credit facility	(88,000)	(75,000)	—
Issuance of long-term debt	—	700,000	—
Repayment of long-term debt	(64,000)	(370,000)	—
Payment of financing costs	(2,838)	(5,929)	(25)
Contribution from member	—	384,900	—
Distributions to member	—	—	(71,350)
Net cash (used in) provided by financing activities	(66,838)	708,971	(71,375)
Net increase (decrease) in cash and cash equivalents	6,614	(61,930)	28,206
Cash and cash equivalents at beginning of period	15,008	76,938	48,732
Cash and cash equivalents at end of period	$21,622	$15,008	$76,938

Supplementary cash flow information
Interest paid, net of amount capitalized	$62,745	$56,768	$53,798
Income taxes (refunded) paid, net	$(2,942)	$(19)	$2
Supplementary non-cash investing and financing activity
Non-cash contribution to subsidiary, net of tax	$—	$—	$3,865
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2020 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2020, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.51 billion and exceeded 25% of its total consolidated net assets.
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

Note 2 — Debt
At December 31, 2020, and 2019 Cleco Holdings had no short-term debt outstanding.
At December 31, 2020, Cleco Holding’s long-term debt outstanding was $1.60 billion, of which $66.0 million was due within one year. The amount due within one year represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
On September 11, 2019, Cleco Holdings completed the private placement of $300.0 million aggregate principal amount of its 3.375% senior notes due September 15, 2029. The proceeds from the issuance were used to repay the remaining amounts due under the $300.0 million bridge loan agreement and a portion of the $100.0 million term loan agreement, both entered into in connection with the Cleco Cajun Transaction. On July 14, 2020, Cleco Holdings completed an exchange offer for its outstanding 3.375% senior notes, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 3.375% senior notes due September 15, 2029, that were so registered. Cleco Holdings did not receive any proceeds from the exchange offer.
Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco Holdings, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2020, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

The principal amounts payable under long-term debt agreements for each year through 2025 and thereafter are as follows:

AMOUNTS PAYABLE UNDER LONG-TERM DEBT ARRANGEMENTS	(THOUSANDS)
For the year ending Dec. 31,
2021	$—
2022	$266,000
2023	$165,000
2024	$—
2025	$—
Thereafter	$1,185,000

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
The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2020, 2019, and 2018:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Cleco Power	$—	$20,000	$121,400
Cleco Cajun	134,000	205,000	—
Perryville	—	—	225
Attala	—	—	217
Total	$134,000	$225,000	$121,842

During the years ended December 31, 2020, and 2019, Cleco Holdings made no non-cash equity contributions to affiliates. During the year ended December 31, 2018, Cleco Holdings made $1.8 million and $2.1 million in non-cash equity contributions to Perryville and Attala, respectively.
During the year ended December 31, 2020, Cleco Holdings made no cash contributions to affiliates. During the year ended December 31, 2019, Cleco Holdings made $962.2 million of contributions to Cleco Cajun to finance the Cleco Cajun Transaction. During the year ended December 31, 2018, Cleco Holdings made $1.3 million of contributions to Cleco Cajun.
During the years ended December 31, 2020, and 2018, Cleco Holdings received no equity contributions from Cleco

CLECO
CLECO POWER	2020 FORM 10-K

Group. During the year ended December 31, 2019, Cleco Holdings received $384.9 million equity contributions from Cleco Group.
During the years ended December 31, 2020, and 2019, Cleco Holdings made no distribution payments to Cleco Group. During the year ended December 31, 2018, Cleco Holdings made $71.4 million of distribution payments to Cleco Group.

Note 4 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax expense (benefit) for the following line items:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2020	2019	2018
Federal and state income tax benefit	$(15,646)	$(20,358)	$(22,317)
Equity income from subsidiaries - federal and state income tax expense	$51,364	$63,523	$51,699

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

CLECO
CLECO POWER	2020 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2020	$3,005	$6,176	$6,423	$2,758
Year Ended Dec. 31, 2019	$814	$2,323	$132	$3,005
Year Ended Dec. 31, 2018	$1,457	$977	$1,620	$814
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2020	$1,100	$12,329	$13,429	$—
Year Ended Dec. 31, 2019	$3,672	$4,000	$6,572	$1,100
Year Ended Dec. 31, 2018	$4,186	$—	$514	$3,672
Restricted Storm Reserve
Year Ended Dec. 31, 2020	$12,285	$44	$12,329	$—
Year Ended Dec. 31, 2019	$15,485	$800	$4,000	$12,285
Year Ended Dec. 31, 2018	$14,469	$1,016	$—	$15,485
(1) Included in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2020	$3,005	$6,176	$6,423	$2,758
Year Ended Dec. 31, 2019	$814	$2,323	$132	$3,005
Year Ended Dec. 31, 2018	$1,457	$977	$1,620	$814
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2020	$1,100	$12,329	$13,429	$—
Year Ended Dec. 31, 2019	$3,672	$4,000	$6,572	$1,100
Year Ended Dec. 31, 2018	$4,186	$—	$514	$3,672
Restricted Storm Reserve
Year Ended Dec. 31, 2020	$12,285	$44	$12,329	$—
Year Ended Dec. 31, 2019	$15,485	$800	$4,000	$12,285
Year Ended Dec. 31, 2018	$14,469	$1,016	$—	$15,485
(1) Included in the consolidated balance sheet

CLECO
CLECO POWER	2020 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: March 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	President & Chief Executive Officer	March 3, 2021
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kazi K. Hasan	Chief Financial Officer	March 3, 2021
(Kazi K. Hasan)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 3, 2021
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Gerald C. Hanrahan, Jr.
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 3, 2021
(William G. Fontenot, as Attorney-in-Fact)

CLECO
CLECO POWER	2020 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(Chief Executive Officer)

Date: March 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	Chief Executive Officer	March 3, 2021
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kazi K. Hasan	Chief Financial Officer	March 3, 2021
(Kazi K. Hasan)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 3, 2021
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Gerald C. Hanrahan, Jr.
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Melissa Stark
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 3, 2021
(William G. Fontenot, as Attorney-in-Fact)