Form 10-Q
period 2021-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2021-05-12
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or
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

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ACE	Affordable Clean Energy
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC (formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings) and its subsidiaries
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Novel coronavirus disease 2019 and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MIRA	Macquarie Infrastructure and Real Assets Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on greenhouse gas emissions to mitigate concerns over global climate changes, possible effects on Cleco’s generation resources, or prohibitions or restriction on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•pandemics, including the current COVID-19 pandemic,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts, and Cleco Power’s ability to recover restoration costs associated with these events,
•the ability of Cleco’s customers to continue paying their utility bills due to rising costs related to hurricanes, ice storms, or other weather events,
•economic conditions in Cleco’s service areas, including the economy’s effects on customer demand for utility services,
•Cleco’s ability to recontract existing power purchase agreements or secure future power purchase agreements with wholesale customers,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including, the effect of the trend toward distributed generation at customer sites, the loss of key suppliers for fuel, materials, or services or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts, including any effects of terrorism, cyberattacks, ransomware, or vandalism that may damage or disrupt information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•declining energy demand related to customer energy efficiency, conservation measures or increased distributed generation,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•deterioration in the creditworthiness of Cleco’s customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity or energy,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal proceedings and other contingencies,
•changes in actuarial assumptions, interest rates and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance cost and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,
•workforce factors, including aging workforce, changes in key members of management, availability of workers in a variety

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
of skill areas, and Cleco’s ability to recruit and retain qualified employees, and
•the unpredictability of civil unrest and its direct and indirect impact on Cleco.
For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$366,245	$311,157
Other operations	49,726	44,908
Gross operating revenue	415,971	356,065
Electric customer credits	(20,976)	(8,493)
Operating revenue, net	394,995	347,572
Operating expenses
Fuel used for electric generation	55,820	76,637
Purchased power	144,702	66,320
Other operations and maintenance	72,165	74,766
Depreciation and amortization	54,947	55,873
Taxes other than income taxes	21,117	16,536
Merger transaction and commitment costs	(53)	2,775
Total operating expenses	348,698	292,907
Operating income	46,297	54,665
Interest income	647	1,157
Allowance for equity funds used during construction	887	(74)
Other expense, net	(3,033)	(12,709)
Interest charges
Interest charges, net	34,091	35,328
Allowance for borrowed funds used during construction	(200)	(179)
Total interest charges	33,891	35,149
Income before income taxes	10,907	7,890
Federal and state income tax (benefit) expense	(9,420)	1,562
Net income	$20,327	$6,328
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Net income	$20,327	$6,328
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $222 in 2021 and $146 in 2020)	628	414
Total other comprehensive income, net of tax	628	414
Comprehensive income, net of tax	$20,955	$6,742
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Assets
Current assets
Cash and cash equivalents	$87,099	$84,976
Restricted cash and cash equivalents	4,430	4,545
Customer accounts receivable (less allowance for credit losses of $2,040 in 2021 and $2,758 in 2020)	88,353	82,511
Other accounts receivable	41,681	32,076
Taxes receivable	2,743	—
Unbilled revenue	32,653	40,127
Fuel inventory, at average cost	112,379	109,494
Materials and supplies, at average cost	132,410	132,449
Energy risk management assets	11,299	13,081
Accumulated deferred fuel	69,832	28,194
Cash surrender value of company-/trust-owned life insurance policies	91,980	89,138
Prepayments	11,658	14,549
Regulatory assets	21,887	21,041
Other current assets	17,492	12,711
Total current assets	725,896	664,892
Property, plant, and equipment
Property, plant, and equipment	5,400,321	5,337,190
Accumulated depreciation	(746,201)	(672,271)
Net property, plant, and equipment	4,654,120	4,664,919
Construction work in progress	134,956	124,622
Total property, plant, and equipment, net	4,789,076	4,789,541
Equity investment in investee	7,322	9,072
Goodwill	1,490,797	1,490,797
Prepayments	16,458	23,405
Operating lease right of use assets	25,735	26,172
Restricted cash and cash equivalents	744	744
Note receivable	14,322	14,506
Regulatory assets	572,040	554,609
Intangible assets	105,268	111,731
Other deferred charges	43,618	40,100
Total assets	$7,791,276	$7,725,569
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$135,000	$75,000
Long-term debt and finance leases due within one year	66,700	66,682
Accounts payable	119,892	161,357
Accounts payable - affiliate	41,283	41,283
Customer deposits	59,485	58,718
Provision for rate refund	8,933	9,444
Taxes payable	23,097	7,530
Interest accrued	39,742	15,583
Energy risk management liabilities	1,442	2,453
Regulatory liabilities	21,335	23,509
Deferred compensation	12,813	13,240
Other current liabilities	53,473	49,813
Total current liabilities	583,195	524,612
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	667,691	661,376
Postretirement benefit obligations	315,249	314,653
Regulatory liabilities - deferred taxes, net	147,179	157,056
Deferred lease revenue	38,355	40,657
Intangible liabilities	23,106	24,859
Asset retirement obligations	27,605	27,986
Operating lease liabilities	23,044	23,333
Other deferred credits	23,761	28,627
Total long-term liabilities and deferred credits	1,265,990	1,278,547
Long-term debt and finance leases, net	3,164,113	3,165,387
Total liabilities	5,013,298	4,968,546
Commitments and contingencies (Note 13)
Member’s equity	2,777,978	2,757,023
Total liabilities and member’s equity	$7,791,276	$7,725,569
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021		2020
Operating activities
Net income	$20,327		$6,328
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	62,549		63,307
Provision for credit losses	1,874		2,957
Unearned compensation expense	2,422		1,788
Allowance for equity funds used during construction	(887)		74
(Gain) loss on risk management assets and liabilities, net	(4,697)		6,509
Deferred lease revenue	(2,301)		(2,301)
Deferred income taxes	(6,684)		(2,900)
Deferred fuel costs	(41,121)		7,626
Cash surrender value of company-/trust-owned life insurance	(2,841)		10,686
Changes in assets and liabilities
Accounts receivable	(19,478)		13,310
Unbilled revenue	7,474		2,773
Fuel inventory and materials and supplies	(2,838)		(27,928)
Prepayments	263		(1,638)
Accounts payable	(47,838)		(55,131)
Customer deposits	3,236		2,731
Provision for merger commitments	(627)		1,018
Postretirement benefit obligations	1,446		1,315
Regulatory assets and liabilities, net	(19,459)		(721)
Other deferred accounts	(4,756)		(4,571)
Taxes accrued	12,459		14,563
Interest accrued	24,159		22,730
Deferred compensation	(427)		(2,743)
Other operating	(4,298)		424
Net cash (used in) provided by operating activities	(22,043)		60,206
Investing activities
Additions to property, plant, and equipment	(38,658)		(65,624)
Allowance for equity funds used during construction	887		(74)
Return of equity investment in investees	1,750		—
Other investing	356		285
Net cash used in investing activities	(35,665)		(65,413)
Financing activities
Draws on revolving credit facilities	60,000		238,000
Repayment of long-term debt	—		(11,055)
Other financing	(284)		(149)
Net cash provided by financing activities	59,716		226,796
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	2,008		221,589
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	90,265	(1)	142,595
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$92,273	(2)	$364,184

Supplementary cash flow information
Interest paid, net of amount capitalized	$7,225		$9,077
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$14,246		$11,854
(1) Includes cash and cash equivalents of $84,976, current restricted cash and cash equivalents of $4,545, and non-current restricted cash and cash equivalents of $744.
(2) Includes cash and cash equivalents of $87,099, current restricted cash and cash equivalents of $4,430, and non-current restricted cash and cash equivalents of $744.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2019	$2,454,276	$206,243	$(17,513)	$2,643,006
Net income	—	6,328	—	6,328
Other comprehensive income, net of tax	—	—	414	414
Balances, Mar. 31, 2020	$2,454,276	$212,571	$(17,099)	$2,649,748

Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
Net income	—	20,327	—	20,327
Other comprehensive income, net of tax	—	—	628	628
Balances, Mar. 31, 2021	$2,454,276	$348,870	$(25,168)	$2,777,978
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$267,158	$224,430
Other operations	18,626	15,764
Affiliate revenue	1,655	1,106
Gross operating revenue	287,439	241,300
Electric customer credits	(20,976)	(8,340)
Operating revenue, net	266,463	232,960
Operating expenses
Fuel used for electric generation	45,210	61,064
Purchased power	79,033	23,462
Other operations and maintenance	53,565	56,944
Depreciation and amortization	42,076	43,677
Taxes other than income taxes	16,502	12,276
Total operating expenses	236,386	197,423
Operating income	30,077	35,537
Interest income	642	954
Allowance for equity funds used during construction	887	(74)
Other expense, net	(4,258)	(2,667)
Interest charges
Interest charges, net	18,846	18,760
Allowance for borrowed funds used during construction	(200)	(179)
Total interest charges	18,646	18,581
Income before income taxes	8,702	15,169
Federal and state income tax (benefit) expense	(9,723)	3,338
Net income	$18,425	$11,831
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Net income	$18,425	$11,831
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $162 in 2021 and $152 in 2020)	458	426
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in 2021 and $22 in 2020)	64	64
Total other comprehensive income, net of tax	522	490
Comprehensive income, net of tax	$18,947	$12,321
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Assets
Utility plant and equipment
Property, plant, and equipment	$5,875,428	$5,824,378
Accumulated depreciation	(2,128,642)	(2,067,362)
Net property, plant, and equipment	3,746,786	3,757,016
Construction work in progress	121,385	110,613
Total utility plant and equipment, net	3,868,171	3,867,629
Current assets
Cash and cash equivalents	38,059	24,846
Restricted cash and cash equivalents	4,430	4,545
Customer accounts receivable (less allowance for credit losses of $2,040 in 2021 and $2,758 in 2020)	52,316	43,852
Accounts receivable - affiliate	15,792	14,605
Other accounts receivable	32,367	27,535
Taxes receivable	2,713	—
Unbilled revenue	32,653	40,127
Fuel inventory, at average cost	64,652	63,234
Materials and supplies, at average cost	105,097	105,340
Energy risk management assets	1,986	4,337
Accumulated deferred fuel	69,832	28,194
Cash surrender value of company-owned life insurance policies	16,212	16,184
Prepayments	4,946	7,163
Regulatory assets	14,151	13,305
Other current assets	3,842	830
Total current assets	459,048	394,097
Equity investment in investee	7,322	9,072
Prepayments	1,433	1,496
Operating lease right of use assets	25,679	26,006
Note receivable	14,322	14,506
Regulatory assets	434,482	414,535
Other deferred charges	39,807	38,806
Total assets	$4,850,264	$4,766,147
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Liabilities and member’s equity
Member’s equity	$1,826,826	$1,807,879
Long-term debt and finance leases, net	1,502,353	1,502,257
Total capitalization	3,329,179	3,310,136
Current liabilities
Short-term debt	135,000	75,000
Long-term debt and finance leases due within one year	700	682
Accounts payable	88,013	106,089
Accounts payable - affiliate	71,389	72,068
Customer deposits	59,485	58,718
Provision for rate refund	8,119	8,630
Taxes payable	18,748	4,778
Interest accrued	21,367	5,357
Energy risk management liabilities	898	1,121
Regulatory liabilities	21,335	23,509
Other current liabilities	24,467	24,754
Total current liabilities	449,521	380,706
Commitments and contingencies (Note 13)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	640,585	634,598
Postretirement benefit obligations	231,810	230,825
Regulatory liabilities - deferred taxes, net	147,179	157,056
Asset retirement obligations	11,446	11,364
Operating lease liabilities	23,009	23,295
Other deferred credits	17,535	18,167
Total long-term liabilities and deferred credits	1,071,564	1,075,305
Total liabilities and member’s equity	$4,850,264	$4,766,147
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021		2020
Operating activities
Net income	$18,425		$11,831
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	43,458		45,079
Provision for credit losses	1,874		2,569
Allowance for equity funds used during construction	(887)		74
Deferred income taxes	(6,975)		5,341
Deferred fuel costs	(41,121)		7,626
Changes in assets and liabilities
Accounts receivable	(17,179)		3,452
Accounts receivable - affiliate	(302)		2,863
Unbilled revenue	7,474		2,773
Fuel inventory and materials and supplies	(1,167)		(22,429)
Prepayments	2,176		1,209
Accounts payable	(24,222)		(33,749)
Accounts payable - affiliate	(155)		(3,817)
Customer deposits	3,236		2,731
Provision for merger commitments	(127)		(1,295)
Postretirement benefit obligations	720		1,181
Regulatory assets and liabilities, net	(19,956)		(1,218)
Other deferred accounts	(1,328)		(3,452)
Taxes accrued	10,893		7,691
Interest accrued	16,010		15,260
Other operating	(3,337)		330
Net cash (used in) provided by operating activities	(12,490)		44,050
Investing activities
Additions to property, plant, and equipment	(37,150)		(61,477)
Allowance for equity funds used during construction	887		(74)
Return of equity investment in investees	1,750		—
Other investing	356		285
Net cash used in investing activities	(34,157)		(61,266)
Financing activities
Draws on revolving credit facility	60,000		150,000
Repayment of long-term debt	—		(11,055)
Other financing	(255)		(148)
Net cash provided by financing activities	59,745		138,797
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	13,098		121,581
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	29,391	(1)	80,952
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$42,489	(2)	$202,533
Supplementary cash flow information

Interest paid, net of amount capitalized	$797		$605
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$12,738		$11,015
(1) Includes cash and cash equivalents of $24,846 and current restricted cash and cash equivalents of $4,545.
(2) Includes cash and cash equivalents of $38,059 and current restricted cash and cash equivalents of $4,430.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
Net income	11,831	—	11,831
Other comprehensive income, net of tax	—	490	490
Balances, Mar. 31, 2020	$1,747,808	$(22,095)	$1,725,713

Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
Net income	18,425	—	18,425
Other comprehensive income, net of tax	—	522	522
Balances, Mar. 31, 2021	$1,851,057	$(24,231)	$1,826,826
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Leases	Cleco and Cleco Power
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 9	Income Taxes	Cleco and Cleco Power
Note 10	Disclosures about Segments	Cleco and Cleco Power
Note 11	Regulation and Rates	Cleco
Note 12	Variable Interest Entities	Cleco and Cleco Power
Note 13	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 14	Affiliate Transactions	Cleco and Cleco Power
Note 15	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 16	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 17	Storm Restoration	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

COVID-19 Impacts
In March 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. State and local authorities also subsequently implemented multistep policies to reopen various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. Due to the reduction in new COVID-19 cases and hospitalizations and the availability of COVID-19 vaccines, effective March 31, 2021, the governor of the state of Louisiana issued orders reducing some of the restrictions that were in effect and easing capacity limits on businesses as well as social gatherings. Effective April 28, 2021, the governor of the state of Louisiana further reduced restrictions by revoking the mandatory, state-wide mask mandate.
The COVID-19 pandemic may worsen in the U.S. during the upcoming months, which may cause federal, state, and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the reopening of the economy may be further curtailed.
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

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,626	$2,626
Cleco Power’s charitable contributions	1,603	1,718
Cleco Power’s rate credit escrow	201	201
Total current	4,430	4,545
Non-current
Diversified Lands’ mitigation escrow	22	22
Cleco Cajun’s defense fund	722	722
Total non-current	744	744
Total restricted cash and cash equivalents	$5,174	$5,289

Cleco Power
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Current
Cleco Katrina/Rita’s storm recovery bonds	$2,626	$2,626
Charitable contributions	1,603	1,718
Rate credit escrow	201	201
Total restricted cash and cash equivalents	$4,430	$4,545

Prior to the repayment of the storm recovery bonds in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash was collected, it was restricted for payment of administration fees, interest, and principal on the storm recovery bonds. The remaining $2.6 million of restricted cash at March 31, 2021, was used in April 2021 for final administrative and winding up activities of Cleco Katrina/Rita. Refunds to Cleco Power customers for amounts remaining after all other costs and expenses of Cleco Katrina/Rita are expected to be paid with the completion of Cleco Power’s current LPSC base rate case.
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
Although Cleco’s service territory experienced a recent decline in the economy in 2020 and 2021 primarily related to the COVID-19 pandemic and weather-related events, the economic outlook at March 31, 2021, was still within range of its historical credit loss analysis.
The table below presents the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2020	$2,758	$1,638	$4,396
Current period provision	1,874	—	1,874
Charge-offs	(2,859)	—	(2,859)
Recovery	267	—	267
Balances, Mar. 31, 2021	$2,040	$1,638	$3,678
* Loan held at Diversified Lands that was fully reserved for at March 31, 2021.

(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2019	$3,005	$1,250	$4,255
CECL adoption	71	—	71
Current period provision	2,498	388	2,886
Charge-offs	(4,092)	—	(4,092)
Recovery	641	—	641
Balances, Mar. 31, 2020	$2,123	$1,638	$3,761
* Loan held at Diversified Lands that was fully reserved for at March 31, 2020.

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2020	$2,758
Current period provision	1,874
Charge-offs	(2,859)
Recovery	267
Balances, Mar. 31, 2021	$2,040

(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2019	$3,005
CECL adoption	71
Current period provision	2,498
Charge-offs	(4,092)
Recovery	641
Balances, Mar. 31, 2020	$2,123

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

Note 2 — Recent Authoritative Guidance
In March 2020, FASB issued optional guidance for a limited period of time that applies to entities meeting certain criteria for the contract modifications or hedging relationships that are referencing LIBOR or another reference rate expected to be discontinued due to reference rate reform. The guidance includes a general principal that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The optional guidance may be applied from March 12, 2020, through December 31, 2022. Management has identified contracts with reference rates that will be discontinued and expects to apply this guidance on an on-going basis. Management does not expect this guidance to have a significant impact on the Registrants’ results of operations, financial condition, or cash flows.
In December 2019, FASB amended the guidance for accounting for income taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to general principles included in the accounting guidance. Effective January 1, 2021, Cleco adopted the amended accounting guidance. Adoption of this guidance did not materially impact the Registrants’ results of operations, financial condition, or cash flows.

Note 3 — Leases
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
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback is included in Other operations within Cleco’s Condensed Consolidated Statement of Income. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three months ended March 31, 2021, and 2020, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Fixed payments	$10,000	$10,000
Variable payments	5,465	5,566
Amortization of deferred lease liability*	2,301	2,302
Total lease income	$17,766	$17,868
* Consists of amortization of the deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

Note 4 — Revenue Recognition
Operating revenue, net for the three months ended March 31, 2021, and 2020, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$95,081		$—		$—		$—	$95,081
Commercial (1)	63,026		—		—		—	63,026
Industrial (1)	36,666		—		—		—	36,666
Other retail (1)	3,570		—		—		—	3,570
Electric customer credits	(20,976)		—		—		—	(20,976)
Total retail revenue	177,367		—		—		—	177,367
Wholesale, net	61,722	(1)	101,507		(2,420)	(2)	—	160,809
Transmission, net	13,982		15,257		—		(1,940)	27,299
Other	4,642		—		—		—	4,642
Affiliate (3)	1,655		—		27,156		(28,811)	—
Total revenue from contracts with customers	259,368		116,764		24,736		(30,751)	370,117
Revenue unrelated to contracts with customers
Other	7,095	(4)	17,782	(5)	1		—	24,878
Total revenue unrelated to contracts with customers	7,095		17,782		1		—	24,878
Operating revenue, net	$266,463		$134,546		$24,737		$(30,751)	$394,995
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Represents realized gains associated with FTRs.
(5) Includes $15.5 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31, 2020
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$81,571		$—		$—		$—	$81,571
Commercial (1)	61,110		—		—		—	61,110
Industrial (1)	32,210		—		—		—	32,210
Other retail (1)	3,461		—		—		—	3,461
Surcharge	2,443		—		—		—	2,443
Electric customer credits	(8,340)		—		—		—	(8,340)
Total retail revenue	172,455		—		—		—	172,455
Wholesale, net	42,229	(1)	89,147		(2,420)	(2)	—	128,956
Transmission, net	12,069		12,931	(3)	—		(1,818)	23,182
Other	3,695		—		1		—	3,696
Affiliate (4)	1,106		161		29,278		(30,545)	—
Total revenue from contracts with customers	231,554		102,239		26,859		(32,363)	328,289
Revenue unrelated to contracts with customers
Other	1,406	(5)	17,877	(6)	—		—	19,283
Total revenue unrelated to contracts with customers	1,406		17,877		—		—	19,283
Operating revenue, net	$232,960		$120,116		$26,859		$(32,363)	$347,572
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $0.2 million of electric customer credits.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Represents realized gains associated with FTRs.
(6) Includes $15.6 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

Cleco and Cleco Power have unsatisfied performance obligations with durations ranging between 1 and 14 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At March 31, 2021, Cleco and Cleco Power had $70.7 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

Note 5 — Regulatory Assets and Liabilities
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

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Regulatory assets
Acadia Unit 1 acquisition costs	$1,992	$2,019
Accumulated deferred fuel	69,832	28,194
AFUDC equity gross-up *	68,896	69,670
AMI deferred revenue requirement	2,454	2,591
AROs	6,345	5,488
Coughlin transaction costs	869	876
COVID-19 executive order	2,953	2,953
Deferred storm restoration costs - Hurricane Delta	17,052	17,051
Deferred storm restoration costs - Hurricane Laura	54,744	54,406
Deferred storm restoration costs - Hurricane Zeta	3,613	3,493
Deferred storm restoration costs - Winter Storms Uri & Viola	1,938	—
Dolet Hills closure costs	70,192	48,982
Emergency declarations	131	270
Energy efficiency	2,703	2,820
Financing costs	7,091	7,184
Interest costs	3,646	3,708
Non-service cost of postretirement benefits	10,181	9,901
Other, net	4,682	4,229
Postretirement costs	160,674	165,437
Production operations and maintenance expenses	3,361	4,058
Rodemacher Unit 2 closure costs	2,722	1,333
St. Mary Clean Energy Center	5,219	3,479
Training costs	6,046	6,085
Tree trimming costs	11,129	11,807
Total regulatory assets	518,465	456,034
Regulatory liabilities
AFUDC	(4,574)	(4,218)
Corporate franchise tax, net	(1,133)	(763)
Deferred taxes, net	(162,807)	(175,584)
Total regulatory liabilities	(168,514)	(180,565)
Total regulatory assets, net	$349,951	$275,469
* Represents regulatory assets for past expenditures that were not earning a return on investment at March 31, 2021, and December 31, 2020, respectively. All other assets are earning a return on investment.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Total Cleco Power regulatory assets, net	$349,951	$275,469
2016 Merger adjustments *
Fair value of long-term debt	117,703	119,553
Postretirement costs	14,915	15,411
Financing costs	7,506	7,592
Debt issuance costs	5,170	5,254
Total Cleco regulatory assets, net	$495,245	$423,279
* Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Accumulated Deferred Fuel
In February 2021, Winter Storms Uri and Viola moved through Louisiana causing substantial damage to Cleco’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures. Incremental fuel and purchased power costs were incurred as a result of the winter storms. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs through Cleco Power’s FAC over a period of 12 months beginning in May 2021. For more information about the incremental fuel and purchased power costs related to Winter Storms Uri and Viola, see Note 17 — “Storm Restoration — Winter Storms Uri and Viola.”

Deferred Storm Restoration Costs — Winter Storms
In February 2021, Cleco Power’s service territory experienced extreme and unprecedented winter weather.
On February 14, 2021, Winter Storm Uri reached Louisiana resulting in power outages for approximately 11,000 of Cleco Power’s electric customers located primarily in south Louisiana.
On February 17, 2021, Winter Storm Viola reached Louisiana resulting in power outages for approximately 43,000 of Cleco Power’s electric customers located primarily in central and south Louisiana.
On March 17, 2021, the LPSC approved utilities establishing a regulatory asset to track and defer non-capital expenses associated with these winter storms. For more information about Winter Storms Uri and Viola, see Note 17 — “Storm Restoration — Winter Storms Uri and Viola.”

Note 6 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2021, and December 31, 2020, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2021		AT DEC. 31, 2020
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,228,726	$3,556,579	$3,230,500	$3,541,349
* The carrying value of long-term debt does not include deferred issuance costs of $12.7 million at
March 31, 2021, and $13.4 million at December 31, 2020.

Cleco Power
	AT MAR. 31, 2021		AT DEC. 31, 2020
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,495,024	$1,865,938	$1,494,947	$1,794,799
* The carrying value of long-term debt does not include deferred issuance costs of $6.8 million at
March 31, 2021, and $7.0 million at December 31, 2020.

In order to fund capital requirements, Cleco issues fixed and variable rate long-term debt with various tenors. The fair value of this class fluctuates as the market interest rates for

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
fixed and variable rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity by which the debt was issued. The fair value of long-term debt is classified as Level 2 in the fair value hierarchy.

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value. Cleco elects not to designate derivatives as cash flow or fair value hedges, as allowed by accounting guidance. Cleco utilizes a mark-to-market approach recognizing changes in the fair value of FTRs and other commodity derivatives at Cleco Cajun in earnings and changes in the fair value of FTRs at Cleco Power as a component of deferred fuel assets and liabilities. Cleco utilizes different valuation techniques for fair value measurements under a fair value hierarchy. Assets and liabilities classified as Level 1 under the hierarchy utilize observable inputs that reflect quotable prices in active markets. Assets and liabilities classified as Level 2 are measured through inputs other than quoted prices, either directly or indirectly. Institutional money market fund assets are discounted to the current period using a published U.S. Treasury interest rate as a proxy for a risk-free rate of return. Assets and liabilities classified as Level 3 under the hierarchy are valued based on unobservable inputs, such as internally generated valuation models or valuations obtained in inactive markets where there is no readily available information. Cleco has consistently applied the Level 2 and Level 3 fair value techniques from fiscal period to fiscal period. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$87,686	$—	$87,686	$—	$86,001	$—	$86,001	$—
FTRs	2,140	—	—	2,140	4,805	—	—	4,805
Other commodity derivatives*	12,125	—	12,125	—	8,599	—	8,599	—
Total assets	$101,951	$—	$99,811	$2,140	$99,405	$—	$94,600	$4,805
Liability description
FTRs	$1,117	$—	$—	$1,117	$1,625	$—	$—	$1,625
Other commodity derivatives*	428	—	428	—	1,612	—	1,612	—
Total liabilities	$1,545	$—	$428	$1,117	$3,237	$—	$1,612	$1,625
* Other commodity derivatives include fixed price physical forwards and swap transactions.

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$38,242	$—	$38,242	$—	$25,357	$—	$25,357	$—
FTRs	1,986	—	—	1,986	4,337	—	—	4,337
Total assets	$40,228	$—	$38,242	$1,986	$29,694	$—	$25,357	$4,337
Liability description
FTRs	$898	$—	$—	$898	$1,121	$—	$—	$1,121
Total liabilities	$898	$—	$—	$898	$1,121	$—	$—	$1,121

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Beginning balance	$3,180	$5,778
Unrealized gains (losses)*	16,123	(1,398)
Purchases	849	466
Settlements	(19,129)	(3,750)
Ending balance	$1,023	$1,096
* Cleco Power’s unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized (losses) gains are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Beginning balance	$3,216	$5,725
Unrealized losses*	(37)	(1,311)
Purchases	849	466
Settlements	(2,940)	(3,731)
Ending balance	$1,088	$1,149
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of March 31, 2021, and December 31, 2020:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2021	$2,140	$1,117	RTO auction pricing	FTR price - per MWh	$(1.18)	$4.09
FTRs at Dec. 31, 2020	$4,805	$1,625	RTO auction pricing	FTR price - per MWh	$(3.49)	$4.36

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2021	$1,986	$898	RTO auction pricing	FTR price - per MWh	$(1.18)	$4.09
FTRs at Dec. 31, 2020	$4,337	$1,121	RTO auction pricing	FTR price - per MWh	$(3.34)	$4.36

At March 31, 2021, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the institutional money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2021, and December 31, 2020:

Cleco
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Cash and cash equivalents	$82,512	$80,712
Current restricted cash and cash equivalents	$4,430	$4,545
Non-current restricted cash and cash equivalents	$744	$744

Cleco Power
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Cash and cash equivalents	$33,812	$20,812
Current restricted cash and cash equivalents	$4,430	$4,545

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
Cleco Power and Cleco Cajun’s FTRs are valued using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most recent seasonal auction prices is used for monthly valuation. FTRs are categorized as Level 3 fair value measurements because the only relevant value available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction.
During the three months ended March 31, 2021, and the year ended December 31, 2020, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2021, and December 31, 2020:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$2,140	$4,805
Current	Energy risk management liabilities	(1,117)	(1,625)
Other commodity derivatives
Current	Energy risk management assets	9,159	8,276
Non-current	Other deferred charges	2,966	323
Current	Energy risk management liabilities	(325)	(828)
Non-current	Other deferred credits	(103)	(784)
Commodity-related contracts, net		$12,720	$10,167

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$1,986	$4,337
Current	Energy risk management liabilities	(898)	(1,121)
Commodity-related contracts, net		$1,088	$3,216

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2021, and 2020:

Cleco
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2021	2020
Commodity-related contracts
FTRs(1)	Electric operations	$7,444	$1,396
FTRs(1)	Purchased power	(8,560)	(381)
Other commodity derivatives	Fuel used for electric generation	(4,710)	(7,108)
Total		$(5,826)	$(6,093)
(1) For the three months ended March 31, 2021, unrealized losses associated with FTRs for Cleco Power of less than $0.1 million were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2020, unrealized losses associated with FTRs for Cleco Power of $1.3 million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2021	2020
Commodity-related contracts
FTRs(1)	Electric operations	$7,444	$1,396
FTRs(1)	Purchased power	(7,182)	(751)
Total		$262	$645
(1) For the three months ended March 31, 2021, unrealized losses associated with FTRs of less than $0.1 million were reported through Accumulated deferred fuel on the balance sheet. For the three months ended
March 31, 2020, unrealized losses associated with FTRs of $1.3 million were reported through Accumulated deferred fuel on the balance sheet.
The total volume of FTRs that Cleco Power had outstanding at March 31, 2021, and December 31, 2020, was 3.7 million MWh and 9.5 million MWh, respectively. The total volume of FTRs that Cleco had outstanding at March 31, 2021, and December 31, 2020, was 6.0 million MWh and 15.3 million MWh, respectively. The total volume of other commodity derivatives Cleco had outstanding at March 31, 2021, and December 31, 2020, was 138.2 million MMBtus and 73.0 million MMBtus, respectively.

Note 7 — Debt
At March 31, 2021, Cleco Power had $135.0 million of borrowings outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 1.35%. The borrowing costs under the agreement currently are equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.

Note 8 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. In December 2020, Cleco made a $15.8 million required contribution to the pension plan. Based on the funding assumptions at December 31, 2020, and the funding relief provided by the American Rescue Plan Act, which was signed by the President on March 11, 2021, management estimates that no pension contributions will be required through 2025. As of March 31, 2021, Cleco expects to make $67.0 million in discretionary contributions to the pension plan in 2021, which offsets future required contributions.
Cleco Power is the plan sponsor and Support Group is the plan administrator. Benefits under the plan reflect an employee’s years of service, age at retirement, and accrued benefit at retirement.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three months ended March 31, 2021, and 2020 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020	2021	2020
Components of periodic benefit costs
Service cost	$2,528	$2,328	$595	$508
Interest cost	4,615	5,130	323	410
Expected return on plan assets	(5,703)	(6,245)	—	—
Amortizations
Prior period service cost (credit)	—	(15)	—	—
Net loss	4,763	3,672	384	339
Net periodic benefit cost	$6,203	$4,870	$1,302	$1,257

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2021, was $0.9 million. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2020, was $0.4 million.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for both the three months ended March 31, 2021, and 2020, was $1.2 million. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at March 31, 2021, and December 31, 2020, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Current	$4,463	$4,463
Non-current	$51,727	$51,868

Cleco Power
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Current	$3,865	$3,856
Non-current	$40,616	$40,734

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three months ended March 31, 2021, and 2020 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Components of periodic benefit costs
Service cost	$55	$95
Interest cost	625	733
Amortizations
Prior period service credit	(53)	(40)
Net loss	1,016	757
Net periodic benefit cost	$1,643	$1,545

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2021, was $0.3 million. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2020, was $0.2 million.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2021, and December 31, 2020, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Current	$4,703	$4,703
Non-current	$91,818	$92,522

Cleco Power
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Current	$711	$711
Non-current	$19,490	$19,828

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2021, and 2020 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
401(k) Plan expense	$2,759	$3,256

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2021, and 2020 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
401(k) Plan expense	$1,380	$1,662

Note 9 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three months ended March 31, 2021, and 2020:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
	2021	2020
Effective tax rate	(86.4)%	19.8%

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2021	2020
Effective tax rate	(111.7)%	22.0%

For the three months ended March 31, 2021, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to the amortization of excess ADIT.
For the three months ended March 31, 2020, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to the adjustment to record tax expense at the projected annual effective tax rate; an adjustment for increased allowable interest expense deduction as a result of the CARES Act; permanent tax differences; the flowthrough of tax benefits, including AFUDC equity; and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At March 31, 2021, and December 31, 2020, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of March 31, 2021, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal consolidated tax return. While the statute of limitations remains open for tax years 2017, 2018, and 2019, the IRS has completed its review of the year 2017 through 2019, and these tax returns were filed consistent with the IRS’s review. The IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for 2020. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances.
The state income tax years 2017, 2018, and 2019 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2021, and 2020, no penalties were recognized.

CARES Act
In March 2020, the CARES Act was signed into law. The CARES Act includes tax relief provisions such as an alternative minimum tax credit refund, a five-year net operating loss carryback from years 2018 through 2020, and deferred payments of employer payroll taxes.
Cleco deferred $6.0 million in employer payroll tax payments for the period March 27, 2020, through December 31, 2020. Cleco will pay $3.0 million of the obligation by December 31, 2021, and the remaining $3.0 million by December 31, 2022.
Cleco Power deferred $3.6 million in employer payroll tax payments for the period March 27, 2020 through December 31, 2020. Cleco Power will pay $1.8 million of the obligation by December 31, 2021, and the remaining $1.8 million by December 31, 2022.
The CARES Act also includes modifications on the limitations of business interest for the 2020 and 2019 tax years. The modifications increase the allowable business interest deduction from 30% to 50% of adjusted taxable income. Cleco does not anticipate having any disallowed interest for the 2020 tax year.

Consolidated Appropriations Act of 2021
In December 2020, the Consolidated Appropriations Act of 2021 (CAA) was signed into law. The CAA includes COVID-19 tax relief and tax extender provisions including extensions of time to begin construction on and placed in-service assets generating production tax credits and income tax credits, 100% deductibility of business meals in 2021 and 2022, and an extension of the work opportunity tax credit. The income tax credit percentage has been increased for projects starting construction through 2023 and placed in service by the end of

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
2025. Management does not expect the CAA to have a material impact on the Registrants.

American Jobs Act of 2021
On March 31, 2021, the President announced the American Jobs Act. This proposal includes a number of incentives to encourage construction of certain transmission and energy storage property. The proposed act also proposes to raise the federal statutory corporate income tax rate from 21% to 28% and to introduce a minimum tax based on book income. Currently, management is unable to predict the impact of the proposed act on the Registrants.

Note 10 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Cleco Cajun.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO, who is Cleco’s chief operating decision maker, with discrete financial information and, at least quarterly, present discrete financial information to Cleco and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by
Cleco and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, and an investment subsidiary. There were no changes to Cleco’s existing reportable segments.
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

Segment Information For The Three Months Ended Mar. 31,
2021 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$267,158	$101,507		$368,665
Other operations	18,626	33,039		51,665
Affiliate revenue	1,655	—		1,655
Electric customer credits	(20,976)	—		(20,976)
Operating revenue, net	$266,463	$134,546		$401,009
Net income	$18,425	$14,481		$32,906
Add: Depreciation and amortization	42,076	11,653	(1)	53,729
Less: Interest income	642	3		645
Add: Interest charges	18,646	(152)		18,494
Add: Federal and state income tax (benefit) expense	(9,723)	4,610		(5,113)
EBITDA	$68,782	$30,589		$99,371
Additions to property, plant, and equipment	$37,150	$2,313		$39,463
Equity investment in investee	$7,322	$—		$7,322
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$6,341,061	$1,031,541		$7,372,602
(1) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$368,665	$(2,420)		$—	$366,245
Other operations	51,665	1		(1,940)	49,726
Affiliate revenue	1,655	27,156		(28,811)	—
Electric customer credits	(20,976)	—		—	(20,976)
Operating revenue, net	$401,009	$24,737		$(30,751)	$394,995
Depreciation and amortization	$53,729	$4,435	(1)	$—	$58,164
Interest income	$645	$43		$(41)	$647
Interest charges	$18,494	$15,440		$(43)	$33,891
Federal and state income tax (benefit)	$(5,113)	$(4,307)		$—	$(9,420)
Net income (loss)	$32,906	$(12,579)		$—	$20,327
Additions to property, plant, and equipment	$39,463	$(805)		$—	$38,658
Equity investment in investee	$7,322	$—		$—	$7,322
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$7,372,602	$586,718		$(168,044)	$7,791,276
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

2020 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$224,430	$89,147		$313,577
Other operations	15,764	30,961		46,725
Affiliate revenue	1,106	161		1,267
Electric customer credits	(8,340)	(153)		(8,493)
Operating revenue, net	$232,960	$120,116		$353,076
Net income	$11,831	$19,535		$31,366
Add: Depreciation and amortization	43,677	10,900	(1)	54,577
Less: Interest income	954	155		1,109
Add: Interest charges	18,581	10		18,591
Add: Federal and state income tax expense	3,338	6,421		9,759
EBITDA	$76,473	$36,711		$113,184
Additions to property, plant, and equipment	$61,477	$3,341		$64,818
Equity investment in investees (2)	$9,072	$—		$9,072
Goodwill (2)	$1,490,797	$—		$1,490,797
Total segment assets (2)	$6,256,944	$1,029,812		$7,286,756
(1) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Balances as of December 31, 2020.

2020 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$313,577	$(2,420)		$—	$311,157
Other operations	46,725	1		(1,818)	44,908
Affiliate revenue	1,267	29,278		(30,545)	—
Electric customer credits	(8,493)	—		—	(8,493)
Operating revenue, net	$353,076	$26,859		$(32,363)	$347,572
Depreciation and amortization	$54,577	$4,514	(1)	$(1)	$59,090
Interest income	$1,109	$100		$(52)	$1,157
Interest charges	$18,591	$16,610		$(52)	$35,149
Federal and state income tax expense (benefit)	$9,759	$(8,197)		$—	$1,562
Net income (loss)	$31,366	$(25,039)		$1	$6,328
Additions to property, plant, and equipment	$64,818	$806		$—	$65,624
Equity investment in investees (2)	$9,072	$—		$—	$9,072
Goodwill (2)	$1,490,797	$—		$—	$1,490,797
Total segment assets (2)	$7,286,756	$595,217		$(156,404)	$7,725,569
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) Balances as of December 31, 2020.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Net income	$20,327	$6,328
Add: Depreciation and amortization	58,164	59,090
Less: Interest income	647	1,157
Add: Interest charges	33,891	35,149
Add: Federal and state income tax (benefit) expense	(9,420)	1,562
Add: Other corporate costs and noncash items (1)	(2,944)	12,212
Total segment EBITDA	$99,371	$113,184
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Note 11 — Regulation and Rates
Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
FRP	$2,089	$1,786
TCJA	$2,057	$2,057
Cleco Katrina/Rita storm recovery charges	$1,609	$1,617
FERC audit	$951	$1,912
Site-specific industrial customer	$865	$710
Transmission ROE	$595	$595

FRP
Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC in June 2014. Under the terms of Cleco Power’s current FRP, Cleco Power is allowed to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. Cleco Power’s FRP had a four-year term, which was set to expire in June 2018. As a result of the 2016 Merger, the FRP was extended an additional two years with an expiration of June 2020, and Cleco Power was required to file a new base rate case in June 2019 with any change in rates to be implemented in July 2020. On June 28, 2019, Cleco Power filed an application with the LPSC for a new FRP. However, there has been a delay in the current base rate case. Cleco Power has responded to multiple sets of data requests relating to the new FRP. Unless the 2014 FRP were to be extended by order of the LPSC, the FRP rates established in July 2019 will remain in effect. Cleco Power anticipates new rates to be effective on July 1, 2021. However, management is unable to determine the outcome of the base rate case relating to the new FRP.
Cleco Power filed its monitoring report for the 12 months ended June 30, 2019, on October 31, 2019, indicating that no refund was due. Cleco Power has responded to data requests relating to the 2019 FRP monitoring report.
Cleco Power’s monitoring report also included a $1.2 million annual cost of service savings as a result of the 2016 Merger Commitments. The cost of service savings is not subject to the target ROE or any sharing mechanism. The cost of service savings is refunded annually in September and will continue until Cleco Power’s next FRP is in effect, which is expected on July 1, 2021. At March 31, 2021, Cleco Power had $2.1 million accrued for the estimated cost of service savings refunds.

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
As a result of the delay in the rate case, on July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through November 2020. On November 13, 2020, Cleco Power again received approval for its application to extend the TCJA bill credits from November 30, 2020, until such a time that the rate case is complete. The $7.0 million monthly refund will consist of approximately $4.4 million, which is to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At March 31, 2021, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA. The mechanism to refund the remaining balance of the excess ADIT will be determined in Cleco Power’s current LPSC base rate case. At March 31, 2021, Cleco Power had $337.4 million accrued for the excess ADIT, of which $15.6 million is reflected in current regulatory liabilities. Cleco Power’s current base rate case is ongoing and management is unable to determine its outcome.

Cleco Katrina/Rita Storm Recovery Charges
Prior to the repayment of the storm recovery bonds in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers to pay administrative fees, interest, and principal on the Cleco Katrina/Rita storm recovery bonds. Amounts remaining after the final principal and interest payments on the storm recovery bonds and payments for final administrative and winding up

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
activities are subject to refund. For more information on Cleco Katrina/Rita’s restricted cash, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

FERC Audit
For more information about the FERC audit, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco Power, may collect under the MISO tariff. As of March 31, 2021, Cleco Power had $0.6 million accrued for the change in ROE. For more information on the ROE complaints, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

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
Cleco Power expects Teche Unit 3 to continue to be available to run and to continue to offer the unit into MISO through 2024, barring a significant unit failure. At March 31, 2021, Cleco Power had $6.1 million accrued for the net capital refund for capital expenditures paid for by third parties while operating under the SSR agreement. As part of the settlement, one of the load serving entities agreed to reimburse Cleco Power for a portion of their capital refund. The capital refund is expected to be paid in late 2021.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2021, consisted of its equity investment of $7.3 million. During the three months ended March 31, 2021, Cleco Power received $1.8 million from Oxbow as a return of equity investment.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividends	(11,950)	(10,200)
Total equity investment in investee	$7,322	$9,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Oxbow’s net assets/liabilities	$14,645	$18,145
Cleco Power’s 50% equity	$7,322	$9,072
Cleco Power’s maximum exposure to loss	$7,322	$9,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Operating revenue	$1,999	$1,882
Operating expenses	1,999	1,882
Income before taxes	$—	$—

Prior to June 30, 2020, DHLC mined lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves are intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs. Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. For more information on DHLC and the Oxbow mine, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

2016 Merger
In connection with the 2016 Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. The petitions in each action generally alleged, among other things, that the members of

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
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
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish, No. 133910-A. Saulsbury Industries, Inc. asserted the same claim as the Western District Litigation and further asserts claims for payment on an open account. On December 9, 2019, Cleco moved to stay the case, arguing that the Rapides Parish suit should proceed. On February 14, 2020, the court granted Cleco’s motion, which stay order remains in place until lifted. The 16th Judicial District Court for the St. Mary Parish case held a hearing on October 16, 2020, and the judge granted Cleco’s declinatory exceptions of lis pendens. Thus, the St. Mary’s Parish case has been dismissed. Saulsbury filed a motion for a new trial. The hearing on this motion was held on February 5, 2021, and the 16th Judicial District Court judge denied Saulsbury’s motion for a new trial. Saulsbury has appealed this decision.

LPSC Audits

Fuel Audit
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In March 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit is $565.8 million. Cleco Power has responded to several sets of data requests from the LPSC. Cleco Power has FAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from its customers certain costs of environmental compliance. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In March 2020, Cleco Power received notice from the LPSC of the EAC audit for the period of January 2018 to December 2019. The total amount of environmental expense included in the audit is $26.2 million. Cleco Power has responded to several sets of data requests from the LPSC. Cleco Power has EAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of Mercury and Air Toxics Standards (MATS). These expenses

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. However, the EPA concluded that coal- and oil-fired electric generating units would not be removed from the list of regulated sources of hazardous air pollutants and would remain subject to MATS. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. On January 20, 2021, the new Administration issued an executive order, which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The order specifically directs the EPA to consider issuing a proposed rule by August 2021 to suspend, revise, or rescind the rule. Management is unable to determine whether the outcome of the D.C. Circuit Court of Appeals review or the EPA’s review of the rule as a result of the executive order will result in changes to the MATS standards.

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in a refund related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting, which is expected in the third quarter of 2021. On June 1, 2020, this amount began being refunded to Cleco Power’s wholesale transmission customers as a combination of refund payments and a reduction in Attachment O and grandfathered agreement rates over 12 months. At March 31, 2021, Cleco Power had $1.0 million recorded in Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets for the estimated refund.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. The complaints covered the period December 2013 through May 2016. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32%
ROE. However, on November 21, 2019, FERC voted to adopt a new methodology for evaluating base ROE for public utilities under the Federal Power Act. In addition, FERC set the MISO transmission owners’ region-wide base ROE at 9.88% for the refund period covered in the first complaint and going forward. The draft FERC order further found that complainants in the second complaint proceeding failed to show that the 9.88% base ROE was unjust and unreasonable and thus dismissed the second complaint. On May 21, 2020, FERC issued Opinion No. 569-A, which granted rehearing in part of Opinion No. 569, which had revised FERC’s methodology for analyzing the base ROE component of public utility rates under section 206 of the Federal Power Act. Opinion No. 569-A further refines FERC’s ROE methodology and finds that the MISO Transmission Owners’ base ROE should be set at 10.02% instead of 9.88%. Cleco Power is unable to determine when a final FERC Order will be issued. As of March 31, 2021, Cleco Power had $0.6 million accrued for the change in the ROE.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. Beginning January 1, 2020, the collection of the adder was included in MISO’s transmission rates for a total ROE of 10.38%. On June 1, 2020, the total ROE included in MISO’s transmission rate was 10.52%.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for costs incurred to resolve a lawsuit which was brought by the EPA and the Louisiana Department of Environmental Quality against Louisiana Generating related to Big Cajun II, Unit 3. Entergy Gulf States, as co-owner of Big Cajun II, Unit 3, is expected to be allocated a portion of the insurance settlement proceeds. Any amount allocated to Entergy Gulf States will be determined by ongoing litigation and negotiations. South Central Generating estimated this amount to be $10.0 million. As part of the Cleco Cajun Transaction, Cleco Cajun assumed the $10.0 million contingent liability and NRG Energy indemnified Cleco for losses associated with this litigation matter. As a result, Cleco also recorded a $10.0 million indemnification asset in Other current assets on Cleco’s Condensed Consolidated Balance Sheets as part of the Cleco Cajun Transaction.
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. At March 31, 2021, management estimates potential losses to be $1.5 million with respect to one of these matters. Management is unable to estimate any potential losses Cleco Cajun may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2021, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $4.5 million and has accrued this amount.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. As of March 31, 2021, the maximum projected payment by Cleco Power under this guarantee is estimated to be $25.0 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of December 31, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Cleco Holdings, in relation to Cleco Cajun’s participation in MISO, and Cleco Power have letters of credit to MISO pursuant to energy market requirements. The letters of credit automatically renew each year and have no impact on Cleco Holdings’ or Cleco Power’s revolving credit facility. In February 2021, Cleco Power posted incremental collateral in the amount of $25.0 million with MISO. Also in February 2021, Cleco Holdings, on behalf of Cleco Cajun, posted incremental collateral in the amount of $8.8 million with MISO. These incremental collateral postings were a result of the increase in net purchased power costs related to Winter Storms Uri and Viola exceeding respective unsecured credit capacity with MISO. In March 2021, Cleco Power and Cleco Cajun settled the majority of those purchased power obligations with MISO, and MISO returned associated collateral postings of $24.9 million and $6.5 million to Cleco Power and Cleco Holdings, respectively. For more information on these winter storms, see Note 17 — “Storm Restoration — Winter Storms Uri and Viola.”
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

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
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
On March 1, 2019, Cleco Power began to operate the Dolet Hills Power Station from June through September of each year; however, the Dolet Hills Power Station will continue to be available to operate in other months, if needed. In June 2020, after thorough evaluation, management decided to retire the Dolet Hills Power Station.
In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020, subject to LPSC review and approval. As of December 31, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine, and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. The expected early closure of the mines has resulted in increased costs that will be billed through the fuel adjustment clause, which management currently believes are recoverable. Management does not believe the early closure of the mines will have an adverse impact on the recovery value of the Dolet Hills Power Station. Cleco Power expects to have sufficient lignite fuel available to continue seasonal operations of the Dolet Hills Power Station through the end of 2021.
Cleco Power anticipates filing an application in the second quarter of 2021 with the LPSC giving notice that the Dolet Hills Power Station will be retired at the end of 2021 and requesting the approval of the regulatory treatment and recovery of the stranded costs and decommissioning costs over 20 years.
In June 2020, Cleco Power remeasured its ARO liabilities due to the expected retirement of the Dolet Hills Power Station. Cleco Power’s ARO liability increased $3.3 million as a result of this remeasurement. At March 31, 2021, Cleco Power’s undivided interest in the Dolet Hills Power Station was $76.4 million and was included in base rates.
Fuel costs incurred by the Dolet Hills Power Station are recoverable by Cleco Power through active fuel adjustment clauses. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs as fuel is delivered. As of March 31, 2021, DHLC estimates $144.5 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. In 2009, Cleco Power acquired an interest in Oxbow, which owns mineral rights and land leases. Under a joint operating agreement pertaining to the
Oxbow mineral rights and land leases, Oxbow bills Cleco Power its proportionate share of incurred costs. As of March 31, 2021, Oxbow estimates approximately $12.2 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. If any of these costs are not recoverable, it could materially impact the Registrants’ results of operations, financial condition, or cash flows.

Note 14 — Affiliate Transactions
At both March 31, 2021, and December 31, 2020, Cleco Holdings had an affiliate payable of $41.3 million to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2021		AT DEC. 31, 2020
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$10,513	$57,697	$10,353	$57,713
Support Group	4,589	13,665	3,248	14,355
Cleco Cajun	690	27	1,004	—
Total	$15,792	$71,389	$14,605	$72,068

Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. These costs are included in fuel inventory and are recoverable from Cleco Power customers through the LPSC-established FAC or related wholesale contract provisions. During the three months ended March 31, 2021, Cleco Power recorded $1.0 million of its proportionate share of incurred costs. During the three months ended March 31, 2020, Cleco Power recorded $0.9 million of its proportionate share of incurred costs. At both March 31, 2021, and December 31, 2020, Cleco Power had $0.3 million payable to Oxbow. For more information on Cleco Power’s variable interest in Oxbow, see Note 12 — “Variable Interest Entities.”

Note 15 — Intangible Assets and Liabilities
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
As a result of the Cleco Cajun Transaction, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. At the end of their lives, these intangible

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
assets and liabilities will have no residual value. These intangibles are amortized over the estimated life of each applicable contract ranging between 2 and 8 years. The amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. This intangible liability is being amortized using the straight-line method over the estimated life of the LTSA of seven years. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Condensed Consolidated Balance Sheet.
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$517
Trade name	$64	$64
Power supply agreements	$6,400	$6,400
Intangible liabilities
LTSA	$871	$871
Power supply agreements	$882	$882

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$517

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco and Cleco Power:

Cleco
(THOUSANDS)	AT MAR. 31, 2021	AT DEC. 31, 2020
Intangible assets
Trade name	5,100	5,100
Power supply agreements	184,004	184,004
Total intangible assets carrying amount	189,104	189,104
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liability carrying amount	38,300	38,300
Net intangible assets carrying amount	150,804	150,804
Accumulated amortization	(68,642)	(63,932)
Net intangible assets subject to amortization	$82,162	$86,872

Note 16 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
FOR THE THREE MONTHS ENDED MAR. 31, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(25,796)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	628
Balances, Mar. 31, 2021	$(25,168)

FOR THE THREE MONTHS ENDED MAR. 31, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(17,513)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	414
Balances, Mar. 31, 2020	$(17,099)

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(19,139)	$(5,614)	$(24,753)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	458	—	458
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2021	$(18,681)	$(5,550)	$(24,231)

	FOR THE THREE MONTHS ENDED MAR. 31, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(16,717)	$(5,868)	$(22,585)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	426	—	426
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2020	$(16,291)	$(5,804)	$(22,095)

Note 17 — Storm Restoration

Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco Power’s distribution and transmission systems sustained substantial damage from three separate hurricanes.
Cleco Power’s total storm restoration costs related to the hurricanes is approximately $240.7 million. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 63%, or approximately $150.8 million, of the total restoration costs recorded at March 31, 2021. At March 31, 2021, Cleco Power had regulatory assets for non-capital expenses related to Hurricanes Laura, Delta, and Zeta, as allowed by the LPSC, totaling $75.4 million.
On December 4, 2020, Cleco Power filed an application with the LPSC requesting an interim rate recovery for return on certain storm restoration costs associated with the hurricanes until securitization of such costs can be completed. Cleco Power has responded to multiple sets of data requests related to this filing. Cleco Power, in line with other impacted utilities, will seek available funds from the U.S. government for relief of costs incurred from Hurricanes Laura, Delta, and Zeta. Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government ultimately will be approved. In addition to securitization, other recovery options are being analyzed.

Winter Storms Uri and Viola
In February 2021, Cleco’s service territories experienced extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures.
On February 14, 2021, Winter Storm Uri reached Louisiana resulting in power outages for approximately 11,000 of Cleco Power’s electric customers located primarily in south Louisiana. By February 17, 2021, power was restored to 100% of customers who could receive power. On February 17, 2021, Winter Storm Viola reached Louisiana resulting in power outages for approximately 43,000 of Cleco Power’s electric customers located primarily in central and south Louisiana. By February 22, 2021, power was restored to 100% of customers who could receive power. Cleco Power’s current estimate of the total storm restoration costs related to Winter Storms Uri and Viola is approximately $10.2 million. The damage to equipment from the storms required replacement, as well as repair of the existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 80%, or approximately $8.3 million, of the estimated total restoration costs recorded at March 31, 2021. At March 31, 2021, Cleco Power recorded a regulatory asset for the remaining operations and maintenance costs of $1.9 million, as allowed by the LPSC.
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
Cleco Power’s incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is approximately $55.0 million. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs over a period of 12 months beginning in May 2021. These amounts are subject to final settlement.
Cleco Cajun currently estimates the incremental negative impact of Winter Storms Uri and Viola on operations to be approximately $11.2 million. The incremental impact to Cleco Cajun’s operations is an estimate and subject to final settlement.
In February 2021, Cleco Power posted collateral in the amount of $25.0 million with MISO. Also in February 2021, Cleco Holdings, on behalf of Cleco Cajun, posted collateral in the amount of $8.8 million with MISO. These incremental collateral postings were a result of the increase in net

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
purchased power costs relating to Winter Storms Uri and Viola exceeding respective unsecured credit capacity with MISO. In March 2021, Cleco Power and Cleco Cajun settled the majority of those purchased power obligations with MISO, and MISO returned associated collateral postings of $24.9 million and $6.5 million to Cleco Power and Cleco Holdings, respectively.

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2021, and 2020.

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

Significant Events

Winter Storms Uri and Viola
In February 2021, Winter Storms Uri and Viola reached Louisiana causing Cleco’s service territory to experience extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures.
Cleco Power’s current estimate of the total storm restoration costs related to Winter Storms Uri and Viola is approximately $10.2 million. The damage to equipment from the storms required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 80%, or approximately $8.3 million, of the estimated total restoration costs recorded at March 31, 2021. At March 31, 2021, Cleco Power recorded a regulatory asset for the remaining operations and maintenance costs of $1.9 million, as allowed by the LPSC.
Cleco Power’s incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is approximately $55.0 million. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs over a period of 12 months beginning in May 2021. These amounts are subject to final settlement.
Cleco Cajun currently estimates the incremental negative impact of Winter Storms Uri and Viola on operations to be approximately $11.2 million. The incremental impact to Cleco Cajun’s operations is an estimate and subject to final settlement.
In February 2021, Cleco Power posted incremental collateral in the amount of $25.0 million with MISO. Also in February 2021, Cleco Holdings, on behalf of Cleco Cajun, posted incremental collateral in the amount of $8.8 million with MISO. These incremental collateral postings were a result of the increase in net purchased power costs relating to Winter Storms Uri and Viola exceeding respective unsecured credit capacity with MISO. In March 2021, Cleco Power and Cleco Cajun settled the majority of those purchased power obligations with MISO, and MISO returned associated collateral postings of $24.9 million and $6.5 million to Cleco Power and Cleco Holdings, respectively.
For more information on Winter Storms Uri and Viola, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Restoration — Winter Storms Uri and Viola.”

Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco Power’s distribution and transmission systems sustained substantial damage from three separate hurricanes.
Cleco Power’s total storm restoration costs related to the hurricanes is approximately $240.7 million. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 63%, or approximately $150.8 million, of the total restoration costs recorded at March 31, 2021. At March 31, 2021, Cleco Power had regulatory assets for non-capital expenses related to Hurricanes Laura, Delta, and Zeta, as allowed by the LPSC, totaling $75.4 million.
On December 4, 2020, Cleco Power filed an application with the LPSC requesting an interim rate recovery for return on certain storm restoration costs associated with the hurricanes until securitization of such costs can be completed. Cleco Power has responded to multiple sets of data requests related to this filing. Cleco Power, in line with other impacted utilities, will seek available funds from the U.S. government for relief of costs incurred from Hurricanes Laura, Delta, and Zeta. Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government ultimately will be approved. In addition to securitization, other recovery options are being analyzed.

COVID-19
In March 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and the U.S. declared a national

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19. These restrictions significantly impacted many sectors of the economy with record levels of unemployment driven by businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. State and local authorities also subsequently implemented multistep policies to reopen various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. Due to the reduction in new COVID-19 cases and hospitalizations and the availability of COVID-19 vaccines, effective March 31, 2021, the governor of the state of Louisiana issued orders reducing some of the restrictions that were in effect and easing capacity limits on businesses, as well as social gatherings. Effective April 28, 2021, the governor of the state of Louisiana further reduced restrictions by revoking the mandatory, state-wide mask mandate.
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
Beginning on March 13, 2020, and as a result of an LPSC executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies to help customers facing financial challenges related to the COVID-19 pandemic. Cleco resumed disconnections and late fees beginning October 1, 2020, as allowed by the LPSC. On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of the regulatory asset as well as the lost revenue associated with the disconnect fees and incremental costs. At March 31, 2021, Cleco Power had a regulatory asset of $3.0 million for expenses incurred.
Cleco is also working with its suppliers to understand the potential impacts to its supply chain. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as Cleco deems warranted.
Cleco has implemented certain measures that it believes will provide financial flexibility and help maintain its liquidity, including drawing on Cleco Holdings’ and Cleco Power’s revolving credit facilities. At March 31, 2021, there was no balance outstanding on Cleco Holdings’ revolving credit facility and $135.0 million outstanding on Cleco Power’s revolving credit facility. While Cleco continues to assess the COVID-19 situation, Cleco cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on its business, cash flows, liquidity, financial condition, and results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — COVID-19” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

American Jobs Act of 2021
On March 31, 2021, the President announced the American Jobs Act. This proposal includes a number of incentives to encourage construction of certain transmission and energy storage property. The proposed act also proposes to raise the federal statutory corporate income tax rate from 21% to 28% and to introduce a minimum tax based on book income. Currently, management is unable to predict the impact of the proposed act on the Registrants.

Cleco Cajun
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
In 2020, a group of cooperatives, which are currently under contract with Cleco Cajun through 2025, conducted a request for proposal for load after 2025 in which Cleco Cajun participated. In March 2021, the group of cooperatives informed Cleco Cajun that it was not selected as a provider of load after 2025 and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Cajun subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the cooperatives’ notice. The certification process is in the early stages and, on April 20, 2021, the LPSC issued a procedural schedule that extends into the first quarter of 2022. Cleco Cajun will continue to support the process and cannot predict the outcome of the process. Failure to recontract these or other agreements could have a material adverse effect on Cleco Cajun’s results of operations, financial condition, and cash flows.
Many factors affect Cleco Cajun’s primary business of providing wholesale power and capacity. These factors include weather, the market price of power, the sales volume of power through existing contracts, the ability to recontract existing contracts at or before their expiration or enter into new wholesale power agreements with new customers, the ability to comply with increasingly stringent environmental standards, and compliance with the commitments made to the LPSC as a result of the Cleco Cajun Transaction.

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

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
$130.6 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. Construction was completed on expansions to existing substations. The northern phase is expected to be completed in the third quarter of 2021, and the southern phase is expected to be completed in the fourth quarter of 2021. As of March 31, 2021, Cleco Power had spent $66.0 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of March 31, 2021, Cleco Power had spent $19.2 million on the project.

Other
Cleco Power is working to secure load growth opportunities that include renewing existing franchises and wholesale contracts, pursuing new wholesale contracts and franchises, and adding new retail load opportunities with large industrial, commercial, and residential load. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government and military, wood and paper, health care, information technology, transportation, and other manufacturing. Failure to renew existing franchises and wholesale contracts could have a material adverse effect on Cleco Power’s results of operations, financial condition, cash flows, and liquidity.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021, and 2020

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue, net	$394,995	$347,572	$47,423	13.6%
Operating expenses	348,698	292,907	(55,791)	(19.0)%
Operating income	46,297	54,665	(8,368)	(15.3)%
Interest income	647	1,157	(510)	(44.1)%
Allowance for equity funds used during construction	887	(74)	961	*
Other expense, net	(3,033)	(12,709)	9,676	76.1%
Interest charges	33,891	35,149	1,258	3.6%
Federal and state income tax (benefit) expense	(9,420)	1,562	10,982	703.1%
Net income	$20,327	$6,328	$13,999	221.2%
* Not meaningful

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

COVID-19 Impacts
The rapid spread of COVID-19 and the varying degrees of restrictions on business and social activities imposed by federal, state, and local governments to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory, have caused Cleco to experience adverse business conditions. These directives include an executive order issued on March 13, 2020, by the LPSC prohibiting the disconnection of utilities for nonpayment. The LPSC is allowing utilities to establish a regulatory asset for the expenses incurred related to the executive order. At March 31, 2021, Cleco Power had a regulatory asset of $3.0 million for expenses incurred. While Cleco continues to assess the COVID-19 situation, at this time Cleco cannot estimate with any degree of certainty the full impact of the COVID-19 pandemic on its financial condition and future results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — COVID-19” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Operating Revenue, Net
Operating revenue, net increased $47.4 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $38.1 million of higher fuel cost recovery revenue and $4.6 million of higher base revenue at Cleco Power. Also contributing to the increase was $12.4 million of higher electric operations revenue at Cleco Cajun. These increases were partially offset by $12.6 million of higher electric customer credits at Cleco Power.

Operating Expenses
Operating expenses increased $55.8 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $37.7 million of higher recoverable fuel and purchased power and $4.2 million of higher taxes other than income taxes

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
at Cleco Power. Also contributing to the increase was $22.9 million of higher purchased power at Cleco Cajun. These increases were partially offset by $5.0 million of lower fuel used for electric generation at Cleco Cajun and $3.4 million of lower other operations and maintenance expenses at Cleco Power.

Other Expense, Net
Other expense, net decreased $9.7 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $12.2 million for the increase in cash surrender value of certain trust-owned life insurance policies as a result of favorable market conditions at Cleco Holdings, partially offset by $1.0 million of higher pension non-service costs at Cleco Power.

Income Taxes
Federal and state income tax expense decreased $11.0 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $11.1 million for the amortization of excess ADIT and $3.4 million to record tax expense at the projected annual effective tax rate. These decreases were partially offset by $2.1 million for the flowthrough of state tax benefits, $0.4 million for the absence of an adjustment as a result of the CARES Act, $0.4 million for permanent tax deductions, and $0.4 million for the change in pretax income, excluding AFUDC equity.
The estimated annual effective income tax rates used during the first quarter of 2021 and 2020 for Cleco may not be indicative of the full-year income tax rates. For more information on the effective income tax rates for the first quarters of 2021 and 2020, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Base	$152,611	$147,999	$4,612	3.1%
Fuel cost recovery	114,547	76,431	38,116	49.9%
Electric customer credits	(20,976)	(8,340)	(12,636)	(151.5)%
Other operations	18,626	15,764	2,862	18.2%
Affiliate revenue	1,655	1,106	549	49.6%
Operating revenue, net	266,463	232,960	33,503	14.4%
Operating expenses
Recoverable fuel and purchased power	114,573	76,834	(37,739)	(49.1)%
Non-recoverable fuel and purchased power	9,670	7,692	(1,978)	(25.7)%
Other operations and maintenance	53,565	56,944	3,379	5.9%
Depreciation and amortization	42,076	43,677	1,601	3.7%
Taxes other than income taxes	16,502	12,276	(4,226)	(34.4)%
Total operating expenses	236,386	197,423	(38,963)	(19.7)%
Operating income	30,077	35,537	(5,460)	(15.4)%
Interest income	642	954	(312)	(32.7)%
Allowance for equity funds used during construction	887	(74)	961	*
Other expense, net	(4,258)	(2,667)	(1,591)	(59.7)%
Interest charges	18,646	18,581	(65)	(0.3)%
Federal and state income tax (benefit) expense	(9,723)	3,338	13,061	391.3%
Net income	$18,425	$11,831	$6,594	55.7%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	916	780	17.4%
Commercial	580	582	(0.3)%
Industrial	520	484	7.4%
Other retail	31	31	—%
Total retail	2,047	1,877	9.1%
Sales for resale	696	650	7.1%
Total retail and wholesale customer sales	2,743	2,527	8.5%

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$67,811	$61,890	9.6%
Commercial	46,465	47,056	(1.3)%
Industrial	22,427	20,580	9.0%
Other retail	2,667	2,679	(0.4)%
Surcharge	—	2,442	(100.0)%
Total retail	139,370	134,647	3.5%
Sales for resale	13,241	13,352	(0.8)%
Total base revenue	$152,611	$147,999	3.1%

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

	FOR THE THREE MONTHS ENDED MAR. 31,
				CHANGE
	2021	2020	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	935	586	890	59.6%	5.1%
Cooling degree-days	140	264	78	(47.0)%	79.5%

Base
Base revenue increased $4.6 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $5.9 million of higher usage from colder winter weather and $3.4 million of higher unbilled revenue largely due to colder winter weather. These increases were partially offset by the absence of $2.4 million of Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita storm recovery bonds in March 2020, $0.6 million of lower revenue related to the St. Mary Clean Energy Center project, $0.5 million of lower revenue for the over collection of revenue related to the energy efficiency program, and $0.4 million related to the absence of the amortization of shared services associated with the Cleco Cajun Transaction.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined
Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during the first quarter of 2021 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of these costs through Cleco Power’s FAC over a period of 12 months beginning in May 2021. For more information on Cleco Power’s most current fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Electric Customer Credits
Electric customer credits increased $12.6 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to higher estimated refunds for the federal tax-related benefits of the TCJA. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue increased $2.9 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $1.8 million of higher transmission revenue and $0.6 million of higher forfeited discounts.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $2.0 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $1.4 million of higher transmission costs and $0.5 million of higher fuel expenses.

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $3.4 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $1.7 million of lower expenses related to employee benefits and $0.7 million for the absence of adjustments to the provision for credit losses. Also contributing to the decrease was $0.5 million of lower outside services and $0.5 million of lower materials and supplies expense.

Depreciation and Amortization
Depreciation and amortization expense decreased $1.6 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to the absence of amortization of storm damages as a result of the final principal and interest

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
payments on Cleco Katrina/Rita storm recovery bonds in March 2020.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $4.2 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to higher property taxes.

Other expense, net
Other expense, net increased $1.6 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to higher pension non-service costs as a result of a lower discount rate.

Income Taxes
Federal and state income tax expense decreased $13.1 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $11.1 million for the amortization of excess ADIT, $2.8 million to record tax expense at the projected annual effective tax rate, and $1.6 million for the change in pretax income, excluding AFUDC equity. These decreases were partially offset by $2.1 million for the flowthrough of state tax benefits and $0.4 million for the absence of an adjustment as a result of the CARES Act.
The estimated annual effective income tax rates used during the first quarter of 2021 and 2020 for Cleco Power may not be indicative of the full-year income tax rates. For more information on the effective income tax rates for the first quarters of 2021 and 2020, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Cajun
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Electric operations	$101,507	$89,147	$12,360	13.9%
Electric customer credits	—	(153)	153	100.0%
Other operations	33,039	30,961	2,078	6.7%
Affiliate revenue	—	161	(161)	(100.0)%
Operating revenue, net	134,546	120,116	14,430	12.0%
Operating expenses
Fuel used for electric generation	10,610	15,572	4,962	31.9%
Purchased power	67,608	44,675	(22,933)	(51.3)%
Other operations and maintenance	22,114	20,516	(1,598)	(7.8)%
Depreciation and amortization	10,856	10,103	(753)	(7.5)%
Taxes other than income taxes	3,770	3,473	(297)	(8.6)%
Total operating expenses	114,958	94,339	(20,619)	(21.9)%
Operating income	19,588	25,777	(6,189)	(24.0)%
Interest income	3	155	(152)	(98.1)%
Other (expense) income, net	(652)	34	(686)	*
Interest charges	(152)	10	162	*
Federal and state income tax expense	4,610	6,421	1,811	28.2%
Net income	$14,481	$19,535	$(5,054)	(25.9)%
* Not meaningful
Electric Operations
Electric operations revenue increased $12.4 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $6.0 million of higher revenue resulting from an increase in load volumes, $4.5 million of higher MISO make-whole payments, and $3.4 million of higher revenue as a result of higher fuel rates, partially offset by $2.6 million of lower MISO pass-through recoveries.

Other Operations Revenue
Other operations revenue increased $2.1 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to higher transmission revenue.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $5.0 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $11.8 million of higher mark-to-market gains on gas related derivative contracts, partially offset by $7.4 million of higher fuel consumption.

Purchased Power
Purchased power increased $22.9 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to higher cost of purchased power from MISO, largely the result of Winter Storms Uri and Viola.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $1.6 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $4.0 million of higher generating outage maintenance expense, partially offset by $2.3 million of lower generation operations expense.

Income Taxes
Federal and state income tax expense decreased $1.8 million during the first quarter of 2021 compared to the first quarter of 2020 primarily due to $1.4 million for the change in pretax income and $0.6 million for state tax expense.
The effective income tax rates for the first quarters of 2021 and 2020 were 24.1% and 25.0%, respectively. The estimated annual effective income tax rates used during the first quarter of 2021 and 2020 for Cleco Cajun may not be indicative of the full-year income tax rates.

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

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three months ended March 31, 2021, and 2020:

	FOR THE THREE MONTHS ENDED MAR. 31,
	2021			2020
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$18,425	$14,481		$11,831	$19,535
Add: Depreciation and amortization	42,076	11,653	(1)	43,677	10,900	(2)
Less: Interest income	642	3		954	155
Add: Interest charges	18,646	(152)		18,581	10
Add: Federal and state income tax (benefit) expense	(9,723)	4,610		3,338	6,421
EBITDA	$68,782	$30,589		$76,473	$36,711
(1) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2021:

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
Cleco may be required to provide credit support with respect to any open trading contracts that Cleco has or may initiate in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the notional value of the initial contract, changes in forward market prices, changes in the volume of open contracts, changes in credit ratings or credit quality where netting agreements take place, and changes in the amount counterparties owe Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
Cleco Power and Cleco Cajun participate in the MISO market. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. In February 2021, Cleco Power posted incremental collateral in the amount of $25.0 million with MISO. Also in February 2021, Cleco Holdings, on behalf of Cleco Cajun, posted incremental collateral in the amount of $8.8 million with MISO. These incremental collateral postings were a result of the increase in net purchased power costs related to Winter Storms Uri and Viola exceeding the respective unsecured credit capacity with MISO. In March 2021, Cleco Power and Cleco Cajun settled the majority of those purchased power obligations with MISO, and MISO returned associated collateral postings of $24.9 million and $6.5 million to Cleco Power and Cleco Holdings, respectively. For more information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For more information about credit support see Item 1, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Litigation — Off-Balance Sheet Commitments and Guarantees.” For more information on Winter Storms Uri and Viola, see Item 1, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Storm Restoration — Winter Storms Uri and Viola.”

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

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
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
As a result of the delay in the rate case, on July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through November 2020. On November 13, 2020, Cleco Power again received approval of its application to extend the TCJA bill credits from November 30, 2020, until such time that the rate case is complete. The $7.0 million monthly refund will consist of approximately $4.4 million, which is to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At March 31, 2021, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA. The mechanism to refund the remaining balance of the excess ADIT will be determined in Cleco Power’s current LPSC base rate case. At March 31, 2021, Cleco Power had $337.4 million accrued for the excess ADIT, of which $15.6 million is reflected in current regulatory liabilities. Cleco Power’s current base rate case is ongoing and management is unable to determine its outcome.

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the
Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting.”

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

Debt

Cleco
At March 31, 2021, Cleco had $135.0 million of short-term debt outstanding under its $475.0 million revolving credit facilities, at an average all-in interest rate of 1.35%. Cleco had $75.0 million of short-term debt outstanding at December 31, 2020.
At March 31, 2021, Cleco’s long-term debt and finance leases outstanding was $3.23 billion, of which $66.7 million was due within one year. The long-term debt due within one year at March 31, 2021, primarily represents $66.0 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. Long-term debt decreased by $1.3 million from December 31, 2020.
Cash and cash equivalents available at March 31, 2021, were $87.1 million combined with $340.0 million available revolving credit facility capacity ($175.0 million from Cleco Holdings and $165.0 million from Cleco Power) for total liquidity of $427.1 million. For more information on the credit facility capacity, see “— Credit Facilities.”
At March 31, 2021, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting.”
At March 31, 2021, and December 31, 2020, Cleco had a working capital surplus of $142.7 million and $140.3 million, respectively. The $2.4 million increase in working capital is primarily due to:

•a $41.4 million increase in accumulated deferred fuel, excluding Cleco Power FTRs, primarily due to additional deferrals through a fuel surcharge at Cleco Power for incremental costs related to Winter Storms Uri and Viola and
•a $39.6 million decrease in accounts payable, excluding Cleco Power FTR purchases, primarily due to short-term incentive plan payments in March 2021, the timing of MISO purchased power payments, and lower accruals for outage maintenance.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
These increases in working capital were partially offset by:

•a $60.0 million increase in short-term debt due to draws on Cleco Power’s revolving credit facility,
•a $24.2 million increase in interest accrued primarily due to the timing of interest payments on long-term debt, and
•a $15.6 million increase in taxes payable primarily due to accruals of property taxes.

Cleco Holdings
At March 31, 2021, and December 31, 2020 Cleco Holdings had no short-term debt outstanding.
At March 31, 2021, Cleco Holding’s long-term debt outstanding was $1.60 billion, of which $66.0 million was due within one year. The long-term debt due within one year at March 31, 2021, represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
At March 31, 2021, Cleco Holdings had no borrowings outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holding’s revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at March 31, 2021.
Cash and cash equivalents available at Cleco Holdings at March 31, 2021, were $4.4 million, combined with $175.0 million revolving credit facility capacity for total liquidity of $179.4 million.

Cleco Power
At March 31, 2021, Cleco Power had $135.0 million of short-term debt outstanding under its $300.0 million revolving credit facility, at an all-in interest rate of 1.35%. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.” Cleco Power had $75.0 million short-term debt outstanding at December 31, 2020. Although Cleco Power believes it has sufficient liquidity to meet its current obligations as well as funding Hurricanes Laura, Delta, and Zeta restoration efforts from a combination of cash on hand and available capacity under its revolving credit facilities, Cleco Power is exploring options to supplement its liquidity until such time securitization of such costs can be completed. For more information on Hurricanes Laura, Delta, and Zeta, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Restoration.” Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. There were no amounts outstanding under the uncommitted line of credit at March 31, 2021.
At March 31, 2021, Cleco Power’s long-term debt outstanding was $1.50 billion, of which $0.7 million was due within one year. For Cleco Power, long-term debt increased $0.1 million from December 31, 2020.
Cash and cash equivalents available at March 31, 2021, were $38.1 million, combined with $165.0 million revolving credit facility capacity for total liquidity of $203.1 million.
At March 31, 2021, and December 31, 2020, Cleco Power had a working capital surplus of $9.5 million and $13.4 million, respectively. The $3.9 million decrease in working capital is primarily due to:

•a $60.0 million increase in short-term debt due to draws on the revolving credit facility,
•a $16.0 million increase in interest accrued primarily due to the timing of interest payments on long-term debt, and
•a $14.0 million increase in taxes payable primarily due to accruals of property taxes.

These decreases in working capital were partially offset by:

•a $41.4 million increase in accumulated deferred fuel, excluding FTRs, primarily due to additional deferrals through a fuel surcharge for incremental costs related to Winter Storms Uri and Viola,
•a $16.2 million decrease in accounts payable, excluding FTR purchases, primarily due to short-term incentive plan payments in March 2021, the timing of MISO purchased power payments, and lower accruals for outage maintenance, and
•a $13.2 million increase in cash and cash equivalents.
Credit Facilities
At March 31, 2021, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with no outstanding borrowings and one for Cleco Power in the amount of $300.0 million with outstanding borrowings of $135.0 million. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million with outstanding borrowings of $135.0 million.
Cleco Holdings’ revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in June 2022. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2021, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At March 31, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.30%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher fees and additional interest of 0.50% under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in June 2022. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2021, Cleco Power was in compliance with the covenants of its revolving credit facility. At March 31, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay higher fees and additional interest of 0.125% under the pricing levels of its revolving credit facility.
If Cleco Holdings or Cleco Power were to default under the covenants in their respective revolving credit facilities or

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
other debt agreements, they would be unable to borrow additional funds under the facilities, and the lenders could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its revolving credit facility or other debt agreements, Cleco Holdings would be considered in default under its revolving credit facility.

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At March 31, 2021, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At March 31, 2021, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cleco Consolidated Cash Flows
Net Operating Cash Flow
Net cash used in operating activities was $22.0 million during the three months ended March 31, 2021. Net cash provided by operating activities was $60.2 million during the three months ended March 31, 2020. Net cash used in operating activities increased $82.2 million primarily due to:

•lower net fuel and purchased power collections at Cleco Power of $59.5 million primarily due to timing of collections primarily the result of the deferral of the recovery of incremental costs, as approved by the LPSC, related to Winter Storms Uri and Viola,
•lower receipts of $16.2 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures,
•higher operations and maintenance payments related to storm restoration activities of $4.5 million at Cleco Power,
•lower collections from Cleco Power customers of $3.6 million due to the rate refund for the tax-related benefits from the TCJA, which began being credited to customers in August 2019, and
•the absence of Cleco Katrina/Rita storm restoration surcharge collections from Cleco Power customers of $2.4 million as a result of the final principal and interest payments on the Cleco Katrina/Rita storm recovery bonds in March 2020.

These decreases were partially offset by lower payments for fuel inventory of $27.4 million primarily due to lower coal and petroleum coke purchases.

Net Investing Cash Flow
Net cash used in investing activities was $35.7 million and $65.4 million during the three months ended March 31, 2021, and 2020, respectively. Net cash used in investing activities decreased $29.7 million primarily due to lower additions to property, plant, and equipment, net of AFUDC, of $27.9 million.

Net Financing Cash Flow
Net cash provided by financing activities was $59.7 million and $226.8 million during the three months ended March 31, 2021, and 2020, respectively. Net cash provided by financing activities decreased $167.1 million primarily due to lower draws on revolving credit facilities of $178.0 million, partially offset by the absence of the final repayment of Cleco Katrina/Rita storm recovery bonds of $11.1 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash used in operating activities was $12.5 million during the three months ended March 31, 2021. Net cash provided by operating activities was $44.1 million during the three months ended March 31, 2020. Net cash used in operating activities increased $56.6 million primarily due to:

•lower net fuel and purchased power collections of $59.5 million primarily due to timing of collections primarily the result of the deferral of the recovery of incremental costs, as approved by the LPSC, related to Winter Storms Uri and Viola,
•lower receipts of $4.7 million primarily due to timing of receipts of joint owners’ portion of generating station expenditures,
•higher operations and maintenance payments related to storm restoration activities of $4.5 million,
•lower collections from customers of $3.6 million due to the rate refund for the tax-related benefits from the TCJA, which began being credited to customers in August 2019, and
•the absence of Cleco Katrina/Rita storm restoration surcharge collections from customers of $2.4 million as a result of the final principal and interest payments on the Cleco Katrina/Rita storm recovery bonds in March 2020.

These decreases were partially offset by lower payments for fuel inventory of $21.4 million primarily due to lower coal and petroleum coke purchases.

Net Investing Cash Flow
Net cash used in investing activities was $34.2 million and $61.3 million during the three months ended March 31, 2021, and 2020, respectively. Net cash used in investing activities decreased $27.1 million primarily due to lower additions to property, plant, and equipment, net of AFUDC, of $25.3 million.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
Net Financing Cash Flow
Net cash provided by financing activities was $59.7 million and $138.8 million during the three months ended March 31, 2021, and 2020, respectively. Net cash provided by financing activities decreased $79.1 million primarily due to lower draws on revolving credit facilities of $90.0 million, partially offset by the absence of the final repayment of Cleco Katrina/Rita storm recovery bonds of $11.1 million.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements. For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and on-balance sheet guarantees, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks due to a physical attack or cyber attack or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Information and Supply Chain Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each month, management provides cybersecurity updates to Cleco’s Asset Management Committee. On December 13, 2020, Cleco’s third party provider publicly confirmed a breach of its monitoring products in which a vulnerability was inserted and, if present and activated, could have potentially allowed an attacker to compromise the server on which the products run. Cleco found no impact to the confidentiality, integrity, or availability of its data or systems. The incident investigation has been closed by the third party provider. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Operational Risks — Technology and Terrorism Threats” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

CPP and ACE
On January 19, 2021, the D.C. Circuit Court of Appeals ruled that the EPA’s repeal of the CPP and its 2019 promulgation of ACE were unlawful. Therefore, the court issued an order to vacate and remand the ACE rule to the EPA. On February 22, 2021, the court granted the EPA’s unopposed motion for a partial stay of the issuance of the mandate on vacating the CPP repeal ordering that it will withhold issuance of the mandate with respect to the vacatur of the CPP repeal until the EPA responds to the court’s remand by promulgating a new rule to regulate greenhouse gas emissions from existing electric generating units. This means that the CPP will not take effect during the EPA’s rulemaking process. In addition, on March 5, 2021, the court issued the partial mandate effectuating the court’s vacatur of the ACE rule which makes effective the court’s decision to vacate the ACE rule. At the end of April 2021, two parties filed petitions for a writ of certiorari asking the Supreme Court to review the decision by the D.C. Circuit Court of Appeals.

CSAPR
On September 13, 2019, the D.C. Circuit Court of Appeals partially remanded the CSAPR update rule to the EPA because the rule did not set a deadline by which upwind states must eliminate their significant contribution to downwind states’ NAAQS nonattainment. In response to the remand of the rule,

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
on October 30, 2020, the EPA published a proposed rule in the Federal Register, Revised Cross-State Air Pollution Rule Update for the 2008 ozone NAAQS. On April 30, 2021, the EPA issued in the Federal Register the final rule. Until a review of the final regulation has been completed, Cleco is unable to predict if this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Retail Rates of Cleco Power

Fuel Rates
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. For more information on the FAC and the most recent fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audit.”

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC and the most recent environmental audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

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
On December 17, 2019, the LPSC initiated an audit on program years three and four to consider all program costs. Cleco Power responded to several sets of data requests regarding the audit. In October 2020, a preliminary report was received by Cleco Power with no material findings. The LPSC approved the audit report in November 2020. Program year five and program years thereafter are still subject to audit. Management is unable to predict or give a reasonable estimate of the outcome of any future audit.
Generally, utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. On October 21, 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated Lost Contribution to Fixed Cost revenues until such a time that base rates reset, which is expected to take effect on July 1, 2021.

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

Transmission Rates
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. For more information about the ROE complaints, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”
For information about the risks associated with Cleco’s participation in MISO, see Part I, Item 1A, “Risk Factors — Regulatory Risks — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
For information on transmission rates of Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Transmission, Distribution, and Generation Projects
Cleco Power’s significant ongoing projects include the Bayou Vista to Segura transmission project and the DSMART distribution project. For information on these projects, see “— Overview — Cleco Power.”

Market Restructuring

Wholesale Electric Markets

RTO
For information on Cleco Power’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ERO
The Energy Policy Act of 2005 added Section 215 to the Federal Power Act, which provides for a uniform system of mandatory, enforceable reliability standards. In 2006, FERC named NERC as the ERO that will be required to develop and enforce the mandatory reliability standards.
A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. The next NERC Reliability Standards audits for Cleco Power and Cleco Cajun are scheduled to begin in 2022.
A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. Cleco Power’s current NERC CIP audit was completed on August 14, 2020, and the final report was issued by SERC on November 5, 2020. Cleco

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
Cajun’s most recent CIP audit occurred during June 2019, and the final report was issued by SERC on June 27, 2019. Management is unable to determine the timing of NERC’s approval of the final reports.
Management is also unable to predict the final financial outcome of the most recent CIP audits, any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Restructuring — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms, which vary from 10 years to more than 50 years. Historically, Cleco Power has been successful in the timely renewal of substantially all franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in April 2022.
For more information on franchises, see Part I, Item 1, “Business Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
For more information on Cleco’s critical accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Counterparty Credit Risk
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to incur replacement cost losses. Cleco may be required to provide credit support or pay liquidated damages with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on credit terms and thresholds in master agreements, the notional value of the initial contract, changes in the market prices, changes in open contracts, and changes in the amounts counterparties owe to Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
Cleco monitors and manages its credit risk exposure through credit risk management policies and procedures that include:

•routine review of counterparty credit quality and credit exposure,
•entering into industry standard master agreements with specific terms and conditions for credit exposure and non-performance,
•measuring expected and potential future exposure regularly, and

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q
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
At March 31, 2021, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At March 31, 2021, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.875% or ABR plus 0.875%, plus commitment fees of 0.30%.
At March 31, 2021, Cleco Holdings had a $266.0 million long-term variable rate bank term loan outstanding at an interest rate of LIBOR plus 1.875%, for an all-in interest rate of 1.985%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.7 million on an annualized basis. The weighted average rate for all outstanding term loan debt at Cleco Holdings for the three months ended March 31, 2021, was 2.01%.
At March 31, 2021, Cleco Power had $135.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 1.35%. At March 31, 2021, Cleco Power’s borrowing costs under its $300.0 million revolving credit facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
At March 31, 2021, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of 1.36%. Each 1% increase in the interest rate applicable to Cleco Power’s short- and long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $2.6 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the three months ended March 31, 2021, was 1.36%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s pretax earnings of $5.3 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco Power and Cleco Cajun’s financial performance can be impacted by changes in commodity prices that impact fuel costs, generation revenues, and customer supply costs and customer revenues. Cleco’s risk management policies and procedures authorizes hedging commodity price risk with physical or financially settled derivative instruments within approved guidelines and limits of authority. Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
Cleco Power and Cleco Cajun, individually, may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO LMP nodes when serving customer load. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During the three months ended March 31, 2021, Cleco Cajun entered into gas-related derivative contracts including fixed price physical forwards and financially settled swap transactions. These are included in other commodity derivatives in the following tables.
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2021:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$2,140
Current	Energy risk management liabilities	(1,117)
Other commodity derivatives
Current	Energy risk management assets	9,159
Non-current	Other deferred charges	2,966
Current	Energy risk management liabilities	(325)
Non-current	Other deferred credits	(103)
Commodity-related contracts, net		$12,720

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$1,986
Current	Energy risk management liabilities	(898)
Commodity-related contracts, net		$1,088

Cleco monitors the Value at Risk (VaR) of its other commodity derivative contracts requiring derivative accounting treatment. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market price volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR. VaR is calculated using historical volatilities within a 5-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of other commodity derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED MAR. 31, 2021
(THOUSANDS)	AT MAR. 31, 2021	HIGH	LOW	AVERAGE
Cleco	$11,558	$12,234	$7,199	$9,159

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting — Commodity Contracts.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of March 31, 2021. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 6. EXHIBITS

CLECO
10.1	Form of Fifth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2021, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
10.1	Form of Fifth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2021, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2021 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2021