Form 10-Q
period 2021-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2021-08-11
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Or
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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ACE	Affordable Clean Energy
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Big Cajun II, Unit 3	A 588-MW coal-fired generating unit at Cleco Cajun’s plant site in New Roads, Louisiana. Cleco Cajun has a 58% ownership interest in the capacity of Big Cajun II, Unit 3.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CDC	Centers for Disease Control and Prevention
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC (formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings) and its subsidiaries
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Infrastructure and Real Assets Inc., British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Como 1	Como 1, L.P., currently known as Cleco Partners
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019 and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station.
EAC	Environmental Adjustment Clause

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on greenhouse gas emissions to mitigate concerns over global climate changes, possible effects on Cleco’s generation resources, or prohibitions or restriction on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, including the COVID-19 pandemic,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation, technological advances, a shift in demand, or legal action,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts, and Cleco Power’s ability to recover restoration costs associated with these events,
•the ability of Cleco’s customers to continue paying their utility bills due to rising costs related to hurricanes, ice storms, or other weather events,
•economic conditions in Cleco’s service areas, including the economy’s effects on customer demand for utility services,
•Cleco’s ability to recontract existing power purchase agreements or secure future power purchase agreements with wholesale customers,

•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,

•growth or decline of Cleco’s customer base, or decline in existing services, including the effects of the trend toward distributed generation at customer sites, the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts, including any effects of terrorism, cyberattacks, ransomware, or vandalism that may damage or disrupt information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•declining energy demand related to customer energy efficiency, conservation measures, or increased distributed generation,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•deterioration in the creditworthiness of Cleco’s customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal proceedings and other contingencies,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance cost, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$351,936	$321,956
Other operations	45,330	44,902
Gross operating revenue	397,266	366,858
Electric customer credits	(18,517)	(9,100)
Operating revenue, net	378,749	357,758
Operating expenses
Fuel used for electric generation	25,482	67,864
Purchased power	90,494	59,505
Other operations and maintenance	72,815	71,798
Depreciation and amortization	54,318	54,087
Taxes other than income taxes	11,886	14,036
Merger transaction and commitment costs	(232)	274
Total operating expenses	254,763	267,564
Operating income	123,986	90,194
Interest income	829	898
Allowance for equity funds used during construction	1,105	127
Other (expense) income, net	(3,970)	257
Interest charges
Interest charges, net	33,826	35,023
Allowance for borrowed funds used during construction	(535)	(308)
Total interest charges	33,291	34,715
Income before income taxes	88,659	56,761
Federal and state income tax expense	9,837	13,593
Net income	$78,822	$43,168
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020
Net income	$78,822	$43,168
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $148 in 2021 and tax expense of $156 in 2020)	(420)	442
Total other comprehensive (loss) income, net of tax	(420)	442
Comprehensive income, net of tax	$78,402	$43,610
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$718,181	$633,113
Other operations	95,056	89,810
Gross operating revenue	813,237	722,923
Electric customer credits	(39,494)	(17,593)
Operating revenue, net	773,743	705,330
Operating expenses
Fuel used for electric generation	81,302	144,501
Purchased power	235,196	125,825
Other operations and maintenance	144,978	146,564
Depreciation and amortization	109,265	109,960
Taxes other than income taxes	33,003	30,572
Merger transaction and commitment costs	(285)	3,049
Total operating expenses	603,459	560,471
Operating income	170,284	144,859
Interest income	1,475	2,054
Allowance for equity funds used during construction	1,991	53
Other expense, net	(7,002)	(12,452)
Interest charges
Interest charges, net	67,918	70,350
Allowance for borrowed funds used during construction	(735)	(487)
Total interest charges	67,183	69,863
Income before income taxes	99,565	64,651
Federal and state income tax expense	416	15,155
Net income	$99,149	$49,496
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020
Net income	$99,149	$49,496
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $74 in 2021 and $302 in 2020)	208	856
Total other comprehensive income, net of tax	208	856
Comprehensive income, net of tax	$99,357	$50,352
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Assets
Current assets
Cash and cash equivalents	$78,353	$84,976
Restricted cash and cash equivalents	2,949	4,545
Customer accounts receivable (less allowance for credit losses of $1,334 in 2021 and $2,758 in 2020)	92,686	82,511
Accounts receivable - affiliate	2,686	1,663
Other accounts receivable	34,993	32,076
Taxes receivable	5,023	—
Unbilled revenue	44,308	40,127
Fuel inventory, at average cost	164,548	109,494
Materials and supplies, at average cost	135,494	132,449
Energy risk management assets	38,724	13,081
Accumulated deferred fuel	75,295	28,194
Cash surrender value of company-/trust-owned life insurance policies	94,684	89,138
Prepayments	16,616	14,549
Regulatory assets	24,699	21,041
Other current assets	16,563	11,048
Total current assets	827,621	664,892
Property, plant, and equipment
Property, plant, and equipment	5,446,409	5,337,190
Accumulated depreciation	(821,447)	(672,271)
Net property, plant, and equipment	4,624,962	4,664,919
Construction work in progress	157,419	124,622
Total property, plant, and equipment, net	4,782,381	4,789,541
Equity investment in investee	5,572	9,072
Goodwill	1,490,797	1,490,797
Prepayments	18,337	23,405
Operating lease right of use assets	25,315	26,172
Restricted cash and cash equivalents	744	744
Note receivable	14,134	14,506
Regulatory assets	626,527	554,609
Intangible assets	98,804	111,731
Other deferred charges	51,237	40,100
Total assets	$7,941,469	$7,725,569
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$160,000	$75,000
Long-term debt and finance leases due within one year	66,718	66,682
Accounts payable	175,189	161,357
Accounts payable - affiliate	41,283	41,283
Customer deposits	60,092	58,718
Provision for rate refund	7,251	9,444
Taxes payable	32,502	7,530
Interest accrued	15,349	15,583
Energy risk management liabilities	1,161	2,453
Regulatory liabilities	44,862	23,509
Deferred compensation	13,563	13,240
Other current liabilities	54,326	49,813
Total current liabilities	672,296	524,612
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	694,046	661,376
Postretirement benefit obligations	316,330	314,653
Regulatory liabilities - deferred taxes, net	108,908	157,056
Deferred lease revenue	36,054	40,657
Intangible liabilities	21,517	24,859
Asset retirement obligations	27,404	27,986
Operating lease liabilities	22,315	23,333
Other deferred credits	24,180	28,627
Total long-term liabilities and deferred credits	1,250,754	1,278,547
Long-term debt and finance leases, net	3,162,039	3,165,387
Total liabilities	5,085,089	4,968,546
Commitments and contingencies (Note 13)
Member’s equity	2,856,380	2,757,023
Total liabilities and member’s equity	$7,941,469	$7,725,569
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021		2020
Operating activities
Net income	$99,149		$49,496
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	124,750		124,797
Provision for credit losses	2,486		4,093
Unearned compensation expense	3,749		3,219
Allowance for equity funds used during construction	(1,991)		(53)
(Gain) loss on risk management assets and liabilities, net	(48,242)		(2,534)
Deferred lease revenue	(4,603)		(4,603)
Deferred income taxes	5,425		16,120
Cash surrender value of company-/trust-owned life insurance	(5,545)		5,790
Changes in assets and liabilities
Accounts receivable	(18,826)		(10,131)
Accounts receivable, affiliate	(1,023)		(32)
Unbilled revenue	(4,181)		(6,924)
Fuel inventory and materials and supplies	(57,899)		(46,816)
Prepayments	(7,555)		(12,438)
Accounts payable	12,768		(38,532)
Customer deposits	6,286		3,699
Provision for merger commitments	(1,143)		858
Postretirement benefit obligations	1,959		3,013
Regulatory assets and liabilities, net	(17,608)		(3,580)
Deferred fuel recoveries	(48,321)		(2,137)
Other deferred accounts	(8,745)		(6,030)
Taxes accrued	19,220		17,407
Interest accrued	(234)		(2,709)
Deferred compensation	323		(1,050)
Other operating	(4,737)		4,906
Net cash provided by operating activities	45,462		95,829
Investing activities
Additions to property, plant, and equipment	(140,507)		(139,339)
Allowance for equity funds used during construction	1,991		53
Return of equity investment in investee	1,750		—
Other investing	1,091		572
Net cash used in investing activities	(135,675)		(138,714)
Financing activities
Draws on revolving credit facilities	100,000		238,000
Payments on revolving credit facilities	(15,000)		—
Repayment of long-term debt	—		(11,055)
Payment of financing costs	(2,674)		(3,471)
Other financing	(332)		(300)
Net cash provided by financing activities	81,994		223,174
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(8,219)		180,289
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	90,265	(1)	142,595
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$82,046	(2)	$322,884

Supplementary cash flow information
Interest paid, net of amount capitalized	$62,947		$65,658
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$3,547		$7,851
Accrued distribution from equity investment in investee	$1,750		$—
(1) Includes cash and cash equivalents of $84,976, current restricted cash and cash equivalents of $4,545, and non-current restricted cash and cash equivalents of $744.
(2) Includes cash and cash equivalents of $78,353, current restricted cash and cash equivalents of $2,949, and non-current restricted cash and cash equivalents of $744.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, March 31, 2020	$2,454,276	$212,571	$(17,099)	$2,649,748
Net income	—	43,168	—	43,168
Other comprehensive income, net of tax	—	—	442	442
Balances, June 30, 2020	$2,454,276	$255,739	$(16,657)	$2,693,358

Balances, March 31, 2021	$2,454,276	$348,870	$(25,168)	$2,777,978
Net income	—	78,822	—	78,822
Other comprehensive loss, net of tax	—	—	(420)	(420)
Balances, June 30, 2021	$2,454,276	$427,692	$(25,588)	$2,856,380

Balances, Dec. 31, 2019	$2,454,276	$206,243	$(17,513)	$2,643,006
Net income	—	49,496	—	49,496
Other comprehensive income, net of tax	—	—	856	856
Balances, June 30, 2020	$2,454,276	$255,739	$(16,657)	$2,693,358

Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
Net income	—	99,149	—	99,149
Other comprehensive income, net of tax	—	—	208	208
Balances, June 30, 2021	$2,454,276	$427,692	$(25,588)	$2,856,380
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$262,948	$239,643
Other operations	16,269	15,904
Affiliate revenue	1,224	1,240
Gross operating revenue	280,441	256,787
Electric customer credits	(18,762)	(9,100)
Operating revenue, net	261,679	247,687
Operating expenses
Fuel used for electric generation	68,633	64,064
Purchased power	34,255	19,179
Other operations and maintenance	52,160	54,667
Depreciation and amortization	40,933	41,596
Taxes other than income taxes	7,314	9,448
Total operating expenses	203,295	188,954
Operating income	58,384	58,733
Interest income	825	755
Allowance for equity funds used during construction	1,105	127
Other expense, net	(5,700)	(3,423)
Interest charges
Interest charges, net	18,772	18,911
Allowance for borrowed funds used during construction	(535)	(308)
Total interest charges	18,237	18,603
Income before income taxes	36,377	37,589
Federal and state income tax expense	8,956	9,356
Net income	$27,421	$28,233
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020
Net income	$27,421	$28,233
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $101 in 2021 and $148 in 2020)	287	419
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in both 2021 and 2020)	64	64
Total other comprehensive income, net of tax	351	483
Comprehensive income, net of tax	$27,772	$28,716
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$530,107	$464,073
Other operations	34,895	31,668
Affiliate revenue	2,879	2,346
Gross operating revenue	567,881	498,087
Electric customer credits	(39,738)	(17,440)
Operating revenue, net	528,143	480,647
Operating expenses
Fuel used for electric generation	113,843	125,129
Purchased power	113,288	42,641
Other operations and maintenance	105,726	111,608
Depreciation and amortization	83,009	85,273
Taxes other than income taxes	23,816	21,725
Total operating expenses	439,682	386,376
Operating income	88,461	94,271
Interest income	1,468	1,709
Allowance for equity funds used during construction	1,991	53
Other expense, net	(9,958)	(6,091)
Interest charges
Interest charges, net	37,618	37,671
Allowance for borrowed funds used during construction	(735)	(487)
Total interest charges	36,883	37,184
Income before income taxes	45,079	52,758
Federal and state income tax (benefit) expense	(767)	12,694
Net income	$45,846	$40,064
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020
Net income	$45,846	$40,064
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $263 in 2021 and $299 in 2020)	745	845
Amortization of interest rate derivatives to earnings (net of tax expense of $45 in both 2021 and 2020)	128	128
Total other comprehensive income, net of tax	873	973
Comprehensive income, net of tax	$46,719	$41,037
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Assets
Utility plant and equipment
Property, plant, and equipment	$5,915,689	$5,824,378
Accumulated depreciation	(2,190,690)	(2,067,362)
Net property, plant, and equipment	3,724,999	3,757,016
Construction work in progress	146,232	110,613
Total utility plant and equipment, net	3,871,231	3,867,629
Current assets
Cash and cash equivalents	20,767	24,846
Restricted cash and cash equivalents	2,949	4,545
Customer accounts receivable (less allowance for credit losses of $1,334 in 2021 and $2,758 in 2020)	49,863	43,852
Accounts receivable - affiliate	13,026	14,605
Other accounts receivable	27,715	27,535
Unbilled revenue	44,308	40,127
Fuel inventory, at average cost	119,379	63,234
Materials and supplies, at average cost	108,022	105,340
Energy risk management assets	6,867	4,337
Accumulated deferred fuel	75,295	28,194
Cash surrender value of company-owned life insurance policies	16,230	16,184
Prepayments	7,189	7,163
Regulatory assets	16,964	13,305
Other current assets	5,551	830
Total current assets	514,125	394,097
Equity investment in investee	5,572	9,072
Prepayments	1,370	1,496
Operating lease right of use assets	25,263	26,006
Note receivable	14,134	14,506
Regulatory assets	491,487	414,535
Other deferred charges	24,239	38,806
Total assets	$4,947,421	$4,766,147
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Liabilities and member’s equity
Member’s equity	$1,854,598	$1,807,879
Long-term debt and finance leases, net	1,502,155	1,502,257
Total capitalization	3,356,753	3,310,136
Current liabilities
Short-term debt	160,000	75,000
Long-term debt and finance leases due within one year	718	682
Accounts payable	135,352	106,089
Accounts payable - affiliate	70,437	72,068
Customer deposits	60,092	58,718
Provision for rate refund	7,251	8,630
Taxes payable	35,568	4,778
Interest accrued	5,108	5,357
Energy risk management liabilities	877	1,121
Regulatory liabilities	44,862	23,509
Other current liabilities	23,475	24,754
Total current liabilities	543,740	380,706
Commitments and contingencies (Note 13)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	653,655	634,598
Postretirement benefit obligations	233,265	230,825
Regulatory liabilities - deferred taxes, net	108,908	157,056
Asset retirement obligations	11,529	11,364
Operating lease liabilities	22,282	23,295
Other deferred credits	17,289	18,167
Total long-term liabilities and deferred credits	1,046,928	1,075,305
Total liabilities and member’s equity	$4,947,421	$4,766,147
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021		2020
Operating activities
Net income	$45,846		$40,064
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	85,844		88,034
Provision for credit losses	2,486		3,705
Unearned compensation expense	1,063		730
Allowance for equity funds used during construction	(1,991)		(53)
Deferred income taxes	(8,424)		6,091
Cash surrender value of company-owned life insurance	(46)		1,445
Changes in assets and liabilities
Accounts receivable	(11,775)		(15,462)
Accounts receivable - affiliate	3,368		2,573
Unbilled revenue	(4,181)		(6,924)
Fuel inventory and materials and supplies	(58,627)		(35,639)
Accounts payable	30,625		(30,242)
Accounts payable - affiliate	(1,763)		(3,149)
Customer deposits	6,286		3,699
Provision for merger commitments	(643)		(1,455)
Postretirement benefit obligations	1,661		1,800
Regulatory assets and liabilities, net	(18,602)		(4,574)
Deferred fuel recoveries	(48,321)		(2,137)
Other deferred accounts	(4,898)		(5,778)
Taxes accrued	30,062		23,517
Interest accrued	(249)		(2,056)
Other operating	(7,196)		2,299
Net cash provided by operating activities	40,525		66,488
Investing activities
Additions to property, plant, and equipment	(134,185)		(132,578)
Allowance for equity funds used during construction	1,991		53
Return of equity investment in investee	1,750		—
Other investing	1,091		572
Net cash used in investing activities	(129,353)		(131,953)
Financing activities
Draws on revolving credit facility	100,000		150,000
Payments on revolving credit facility	(15,000)		—
Repayment of long-term debt	—		(11,055)
Payment of financing costs	(1,515)		(1,123)
Other financing	(332)		(300)
Net cash provided by financing activities	83,153		137,522
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(5,675)		72,057
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	29,391	(1)	80,952
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$23,716	(2)	$153,009
Supplementary cash flow information

Interest paid, net of amount capitalized	$33,973		$33,711
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$2,814		$7,581
Accrued distribution from equity investment in investee	$1,750		$—
(1) Includes cash and cash equivalents of $24,846 and current restricted cash and cash equivalents of $4,545.
(2) Includes cash and cash equivalents of $20,767 and current restricted cash and cash equivalents of $2,949.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, March 31, 2020	$1,747,808	$(22,095)	$1,725,713
Net income	28,233	—	28,233
Other comprehensive income, net of tax	—	483	483
Balances, June 30, 2020	$1,776,041	$(21,612)	$1,754,429

Balances, March 31, 2021	$1,851,057	$(24,231)	$1,826,826
Net income	27,421	—	27,421
Other comprehensive income, net of tax	—	351	351
Balances, June 30, 2021	$1,878,478	$(23,880)	$1,854,598

Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
Net income	40,064	—	40,064
Other comprehensive income, net of tax	—	973	973
Balances, June 30, 2020	$1,776,041	$(21,612)	$1,754,429

Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
Net income	45,846	—	45,846
Other comprehensive income, net of tax	—	873	873
Balances, June 30, 2021	$1,878,478	$(23,880)	$1,854,598
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Leases	Cleco and Cleco Power
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 9	Income Taxes	Cleco and Cleco Power
Note 10	Disclosures about Segments	Cleco
Note 11	Regulation and Rates	Cleco and Cleco Power
Note 12	Variable Interest Entities	Cleco and Cleco Power
Note 13	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 14	Affiliate Transactions	Cleco and Cleco Power
Note 15	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 16	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 17	Storm Restoration	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

COVID-19 Impacts
In March 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. State and local authorities also subsequently implemented multistep policies to reopen various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. During March and April 2021, due to the reduction in new COVID-19 cases and hospitalizations and the availability of COVID-19 vaccines, the governor of the state of Louisiana reduced restrictions that were previously in effect, eased capacity limits on businesses and social gatherings, and revoked the mandatory, state-wide mask mandate. However, effective August 4, 2021, the state-wide mask mandate was reinstated due to a surge in COVID-19 cases.
The COVID-19 pandemic may worsen in the U.S. during the upcoming months, which may cause federal, state, and local governments to reconsider restrictions on business and social activities. In the event governments reinstate or increase restrictions, the reopening of the economy may be further curtailed.
Cleco has modified some of its business operations, as these restrictions have significantly impacted many sectors of the economy. Impacts include record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. Cleco is monitoring the ongoing COVID-19 pandemic and continues to adjust certain business practices to conform to government restrictions and best practices encouraged by the CDC, WHO, and other governmental and regulatory authorities.
Cleco cannot predict the full impact that COVID-19, or the significant disruption and volatility currently being experienced in the markets, will have on its business, cash flows, liquidity, financial condition, and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the availability, timely distribution and acceptance of effective treatments and vaccines, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Current
Cleco Katrina/Rita’s storm recovery bonds	$1,673	$2,626
Cleco Power’s charitable contributions	1,078	1,718
Cleco Power’s rate credit escrow	198	201
Total current	2,949	4,545
Non-current
Diversified Lands’ mitigation escrow	22	22
Cleco Cajun’s defense fund	722	722
Total non-current	744	744
Total restricted cash and cash equivalents	$3,693	$5,289

Cleco Power
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Current
Cleco Katrina/Rita’s storm recovery bonds	$1,673	$2,626
Charitable contributions	1,078	1,718
Rate credit escrow	198	201
Total restricted cash and cash equivalents	$2,949	$4,545

Prior to the repayment of the storm recovery bonds in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash was collected, it was restricted for payment of administrative fees, interest, and principal on the storm recovery bonds. The remaining $1.7 million of restricted cash relating to Cleco Katrina/Rita at June 30, 2021, will be used to benefit retail customers in a manner and timing as approved by the LPSC.

Reserves for Credit Losses
Customer accounts receivable are recorded at the invoiced amount and do not bear interest. Customer accounts receivable are generally considered to become past due 20 days after the billing date. Cleco recognizes write-offs within the allowance for credit losses once all recovery methods have been exhausted. It is the policy of management to review accounts receivable and unbilled revenue monthly using a reserve matrix based on historical bad debt write-offs, as well as current and forecasted economic conditions, to establish a credit loss estimate. Management’s historical credit loss analysis included periods of economic recessions, natural disasters, and temporary changes to collection policies. Due to the critical necessity of electricity, none of these past events have significantly impacted Cleco’s credit loss rates.
Although Cleco’s service territory experienced a recent decline in the economy in 2020 and 2021 primarily related to the COVID-19 pandemic and weather-related events, the economic outlook at June 30, 2021, was still within range of its historical credit loss analysis.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
		FOR THE THREE MONTHS ENDED JUNE 30, 2021			FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, beginning of period	$2,040	$1,638	$3,678	$2,758	$1,638	$4,396
Current period provision	616	—	616	2,490	—	2,490
Charge-offs	(1,583)	—	(1,583)	(4,442)	—	(4,442)
Recovery	261	—	261	528	—	528
Balances, June 30, 2021	$1,334	$1,638	$2,972	$1,334	$1,638	$2,972
* Loan held at Diversified Lands that was fully reserved for at June 30, 2021.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

		FOR THE THREE MONTHS ENDED JUNE 30, 2020			FOR THE SIX MONTHS ENDED JUNE 30, 2020
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, beginning of period	$2,123	$1,638	$3,761	$3,005	$1,250	$4,255
CECL adoption	—	—	—	71	—	71
Current period provision	1,137	—	1,137	3,634	388	4,022
Charge-offs	—	—	—	(4,091)	—	(4,091)
Recovery	226	—	226	867	—	867
Balances, June 30, 2020	$3,486	$1,638	$5,124	$3,486	$1,638	$5,124
* Loan held at Diversified Lands that was fully reserved for at June 30, 2020.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$2,040	$2,758
Current period provision	616	2,490
Charge-offs	(1,583)	(4,442)
Recovery	261	528
Balances, June 30, 2021	$1,334	$1,334

	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2020
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$2,123	$3,005
CECL adoption	—	71
Current period provision	1,137	3,634
Charge-offs	—	(4,091)
Recovery	226	867
Balances, June 30, 2020	$3,486	$3,486

Note 2 — Recent Authoritative Guidance
In March 2020, FASB issued optional guidance for a limited period of time that applies to entities meeting certain criteria for the contract modifications or hedging relationships that are referencing LIBOR or another reference rate expected to be discontinued due to reference rate reform. The guidance includes a general principal that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The optional guidance may be applied from March 12, 2020, through December 31, 2022. Management has identified contracts with reference rates that will be discontinued, primarily related to long-term debt obligations. In the second quarter of 2021, certain debt contracts were amended to include fallback provisions that provide substitute reference rates upon the discontinuance of LIBOR, among other amendments. Management will continue to modify contracts to include similar fallback language and expects to apply this guidance on an ongoing basis. Management does not expect this guidance to have a significant impact on the Registrants’ results of operations, financial condition, or cash flows.
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
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback is included in Other operations within Cleco’s Condensed Consolidated Statement of Income. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three and six months ended June 30, 2021, and 2020, was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE. 30,
(THOUSANDS)	2021	2020	2021	2020
Fixed payments	$10,000	$10,000	$20,000	$20,000
Variable payments	5,010	5,194	10,475	10,760
Amortization of deferred lease liability*	2,301	2,301	4,603	4,603
Total lease income	$17,311	$17,495	$35,078	$35,363
* Consists of amortization of the deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

Note 4 — Revenue Recognition
Operating revenue, net for the three and six months ended June 30, 2021, and 2020, was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$105,315		$—		$—		$—	$105,315
Commercial (1)	68,392		—		—		—	68,392
Industrial (1)	37,385		—		—		—	37,385
Other retail (1)	3,876		—		—		—	3,876
Electric customer credits	(19,054)		—		—		—	(19,054)
Total retail revenue	195,914		—		—		—	195,914
Wholesale, net	46,216	(1)	91,407		(2,420)	(2)		135,203
Transmission, net	13,313	(3)	13,573	(4)	—		(1,595)	25,291
Other	3,249		—		—		—	3,249
Affiliate (5)	1,224		—		26,120		(27,344)	—
Total revenue from contracts with customers	259,916		104,980		23,700		(28,939)	359,657
Revenue unrelated to contracts with customers
Other	1,763	(6)	17,326	(7)	1		2	19,092
Total revenue unrelated to contracts with customers	1,763		17,326		1		2	19,092
Operating revenue, net	$261,679		$122,306		$23,701		$(28,937)	$378,749
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $(0.3) million of electric customer credits.
(4) Includes $(0.2) million of electric customer credits.
(5) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(6) Realized gains associated with FTRs.
(7) Includes $15.0 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

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
(5) Realized gains associated with FTRs.
(6) Includes $15.2 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$200,396		$—		$—		$—	$200,396
Commercial (1)	131,418		—		—		—	131,418
Industrial (1)	74,051		—		—		—	74,051
Other retail (1)	7,446		—		—		—	7,446
Electric customer credits	(40,030)		—		—		—	(40,030)
Total retail revenue	373,281		—		—		—	373,281
Wholesale, net	107,938	(1)	192,914		(4,840)	(2)	—	296,012
Transmission, net	27,295	(3)	28,830	(4)	—		(3,535)	52,590
Other	7,891		—		—		—	7,891
Affiliate (5)	2,879		—		53,276		(56,155)	—
Total revenue from contracts with customers	519,284		221,744		48,436		(59,690)	729,774
Revenue unrelated to contracts with customers
Other	8,859	(6)	35,108	(7)	2		—	43,969
Total revenue unrelated to contracts with customers	8,859		35,108		2		—	43,969
Operating revenue, net	$528,143		$256,852		$48,438		$(59,690)	$773,743
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $(0.3) million of electric customer credits.
(4) Includes $(0.2) million of electric customer credits.
(5) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(6) Realized gains associated with FTRs.
(7) Includes $30.5 million in lease revenue related to the Cottonwood Sale Leaseback and $4.6 million of deferred lease revenue amortization.

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
(6) Realized gains associated with FTRs.
(7) Includes $30.8 million in lease revenue related to the Cottonwood Sale Leaseback and $4.6 million of deferred lease revenue amortization.
Cleco and Cleco Power have unsatisfied performance obligations under contracts with cooperatives and municipalities with durations ranging between 1 and 14 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At June 30, 2021, Cleco and Cleco Power had $68.2 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Regulatory assets
Acadia Unit 1 acquisition costs	$1,966	$2,019
Accumulated deferred fuel	75,295	28,194
AFUDC equity gross-up *	68,122	69,670
Affordability study	13,644	—
AMI deferred revenue requirement	2,318	2,591
AROs	7,202	5,488
Coughlin transaction costs	861	876
COVID-19 executive order	2,953	2,953
Deferred storm restoration costs - Hurricane Delta	17,802	17,051
Deferred storm restoration costs - Hurricane Laura	56,412	54,406
Deferred storm restoration costs - Hurricane Zeta	3,494	3,493
Deferred storm restoration costs - Winter Storms Uri & Viola	1,980	—
Dolet Hills Power Station closure costs	91,479	48,982
Dolet Hills Mine closure costs	13,910	—
Emergency declarations	—	270
Energy efficiency	2,350	2,820
Financing costs	7,011	7,184
Interest costs	3,583	3,708
Madison Unit 3 property taxes	4,181	—
Non-service cost of postretirement benefits	10,881	9,901
Other	13,040	4,229
Postretirement costs	155,067	165,437
Production operations and maintenance expenses	2,664	4,058
Rodemacher Unit 2 deferred costs	4,115	1,333
St. Mary Clean Energy Center	6,959	3,479
Training costs	6,007	6,085
Tree trimming costs	10,450	11,807
Total regulatory assets	583,746	456,034
Regulatory liabilities
AFUDC	(5,359)	(4,218)
Corporate franchise tax, net	—	(763)
Deferred taxes, net	(148,411)	(175,584)
Total regulatory liabilities	(153,770)	(180,565)
Total regulatory assets, net	$429,976	$275,469
* Represents regulatory assets for past expenditures that were not earning a return on investment at June 30, 2021, and December 31, 2020, respectively. All other assets are earning a return on investment.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Total Cleco Power regulatory assets, net	$429,976	$275,469
2016 Merger adjustments *
Fair value of long-term debt	115,852	119,553
Postretirement costs	14,418	15,411
Financing costs	7,419	7,592
Debt issuance costs	5,086	5,254
Total Cleco regulatory assets, net	$572,751	$423,279
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

Affordability Study
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. As a result, Cleco Power was allowed to establish a regulatory asset of $13.6 million related to outside consulting fees for the assessment of Cleco Power’s practices and assistance in the identification of potential cost savings opportunities, while maintaining superior levels of employee safety, reliability, customer service, environmental stewardship, community involvement, and regulatory transparency. The regulatory asset is being amortized over 10 years beginning July 1, 2021.

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

Dolet Hills Mine Closure Cost
On March 17, 2021, the LPSC approved the establishment of a regulatory asset for lignite costs that exceeded $150 per ton that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
related to the closure of the mine. At June 30, 2021, Cleco Power had a regulatory asset of $13.9 million for these mine-related incurred costs.

Madison Unit 3 Property Taxes
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. As a result, beginning July 1, 2022, Cleco Power will be allowed to recover property taxes paid for Madison Unit 3, including a carrying charge at Cleco Power’s weighted average cost of capital, grossed up for taxes. At June 30, 2021, Cleco Power recorded a regulatory asset of $4.2 million for the accrued 2021 Madison Unit 3 property taxes. The amount included in the cost recovery mechanism each year will amortize over 12 months.

Other
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan resulting in Cleco Power establishing several regulatory assets. Cleco Power was allowed to establish a regulatory asset to recover the undercollection of revenues related to the Northlake Transmission Agreement. At June 30, 2021, Cleco Power had $3.5 million recorded for this regulatory asset, which is being amortized over 12 months beginning July 1, 2021. In addition, the LPSC approved recovery of other previously deferred costs totaling $4.1 million which are being amortized over four years beginning July 1, 2021. These costs are primarily associated with Cleco Power’s recently approved base rate case.
In June 2017 and prior to the approval of Cleco Power’s new retail rate plan, the LPSC approved the establishment of a regulatory asset upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project until Cleco Power’s new retail rate plan was approved. At June 30, 2021, Cleco Power had a regulatory asset of $5.4 million related to the deferred revenue associated with the Coughlin Pipeline project. As approved by the LPSC in Cleco Power’s new rate plan, the regulatory asset is being amortized over four years beginning July 1, 2021.

St. Mary Clean Energy Center
At June 30, 2021, Cleco Power had a regulatory asset of $7.0 million for revenue requirements related to the St. Mary Clean Energy Center. As approved by the LPSC in Cleco Power’s new retail rate plan, the regulatory asset is being amortized over four years beginning July 1, 2021.

Note 6 — Fair Value Accounting
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2021, and December 31, 2020, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2021		AT DEC. 31, 2020
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,226,952	$3,509,555	$3,230,500	$3,541,349
* The carrying value of long-term debt does not include deferred issuance costs of $12.8 million at
June 30, 2021, and $13.4 million at December 31, 2020.

Cleco Power
	AT JUNE 30, 2021		AT DEC. 31, 2020
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,495,101	$1,772,243	$1,494,947	$1,794,799
* The carrying value of long-term debt does not include deferred issuance costs of $6.9 million at
June 30, 2021, and $7.0 million at December 31, 2020.

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

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value. Cleco elects not to designate derivatives as cash flow or fair value hedges, as allowed by accounting guidance. Cleco utilizes a mark-to-market approach recognizing changes in the fair value of FTRs and other commodity derivatives at Cleco Cajun in earnings and changes in the fair value of FTRs at Cleco Power as a component of deferred fuel assets and liabilities. Cleco utilizes different valuation techniques for fair value measurements under a fair value hierarchy. Assets and liabilities classified as Level 1 under the hierarchy utilize observable inputs that reflect quotable prices in active markets. Assets and liabilities classified as Level 2 are measured through proxy inputs of similar index or composite pricing. Assets and liabilities classified as Level 3 under the hierarchy are valued based on unobservable inputs, such as internally generated valuation models or valuations obtained in inactive markets where there is no readily available information. Cleco has consistently applied the Level 2 and Level 3 fair value techniques from fiscal period to fiscal period. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$77,105	$—	$77,105	$—	$86,001	$—	$86,001	$—
FTRs	8,662	—	—	8,662	4,805	—	—	4,805
Other commodity derivatives*	55,834	—	55,834	—	8,599	—	8,599	—
Total assets	$141,601	$—	$132,939	$8,662	$99,405	$—	$94,600	$4,805
Liability description
FTRs	$1,161	$—	$—	$1,161	$1,625	$—	$—	$1,625
Other commodity derivatives*	—	—	—	—	1,612	—	1,612	—
Total liabilities	$1,161	$—	$—	$1,161	$3,237	$—	$1,612	$1,625
* Other commodity derivatives include fixed price physical forwards and swap transactions.

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$19,061	$—	$19,061	$—	$25,357	$—	$25,357	$—
FTRs	6,867	—	—	6,867	4,337	—	—	4,337
Total assets	$25,928	$—	$19,061	$6,867	$29,694	$—	$25,357	$4,337
Liability description
FTRs	$877	$—	$—	$877	$1,121	$—	$—	$1,121
Total liabilities	$877	$—	$—	$877	$1,121	$—	$—	$1,121

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
Beginning balance	$1,023	$1,096	$3,180	$5,778
Unrealized (losses) gains*	(1,005)	(284)	15,155	(371)
Purchases	9,958	9,267	10,806	9,732
Settlements	(2,475)	(2,039)	(21,640)	(7,099)
Ending balance	$7,501	$8,040	$7,501	$8,040
* Cleco Power’s unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized (losses) gains are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
Beginning balance	$1,088	$1,149	$3,216	$5,725
Unrealized (losses)gains*	(402)	1,298	(402)	1,298
Purchases	7,768	7,311	8,616	7,776
Settlements	(2,464)	(2,247)	(5,440)	(7,288)
Ending balance	$5,990	$7,511	$5,990	$7,511
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of June 30, 2021, and December 31, 2020:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2021	$8,662	$1,161	RTO auction pricing	FTR price - per MWh	$(5.73)	$7.28
FTRs at Dec. 31, 2020	$4,805	$1,625	RTO auction pricing	FTR price - per MWh	$(3.49)	$4.36

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2021	$6,867	$877	RTO auction pricing	FTR price - per MWh	$(2.03)	$7.28
FTRs at Dec. 31, 2020	$4,337	$1,121	RTO auction pricing	FTR price - per MWh	$(3.34)	$4.36

At June 30, 2021, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the institutional money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2021, and December 31, 2020:

Cleco
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Cash and cash equivalents	$73,412	$80,712
Current restricted cash and cash equivalents	$2,949	$4,545
Non-current restricted cash and cash equivalents	$744	$744

Cleco Power
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Cash and cash equivalents	$16,112	$20,812
Current restricted cash and cash equivalents	$2,949	$4,545

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
Derivatives and other commodity contracts that do not qualify for derivative accounting treatment transacted directly with a counterparty and are not cleared on an exchange contain counterparty credit risk. Cleco may be required to provide credit support or pay liquidated damages with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, and changes in the amounts counterparties owe to Cleco. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
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
During the six months ended June 30, 2021, and the year ended December 31, 2020, Cleco did not experience any transfers between levels within the fair value hierarchy.

Commodity Contracts
The following tables present the fair values of derivative instruments and their respective line items as recorded on

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2021, and December 31, 2020:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$8,662	$4,805
Current	Energy risk management liabilities	(1,161)	(1,625)
Other commodity derivatives
Current	Energy risk management assets	30,063	8,276
Non-current	Other deferred charges	25,771	323
Current	Energy risk management liabilities	—	(828)
Non-current	Other deferred credits	—	(784)
Commodity-related contracts, net		$63,335	$10,167

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,867	$4,337
Current	Energy risk management liabilities	(877)	(1,121)
Commodity-related contracts, net		$5,990	$3,216

The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021, and 2020:

Cleco
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2021	2020	2021	2020
Commodity-related contracts
FTRs(1)	Electric operations	$1,763	$1,852	$9,207	$3,248
FTRs(1)	Purchased power	702	92	(7,858)	(289)
Other commodity derivatives	Fuel used for electric generation	(51,683)	9,316	(57,897)	2,208
Total		$(49,218)	$11,260	$(56,548)	$5,167
(1) For the three and six months ended June 30, 2021, unrealized losses associated with FTRs for Cleco Power of $0.4 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2020, unrealized losses associated with FTRs for Cleco Power of $1.3 million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2021	2020	2021	2020
Commodity-related contracts
FTRs(1)	Electric operations	$1,763	$1,852	$9,208	$3,249
FTRs(1)	Purchased power	(1,233)	(1,319)	(8,414)	(2,070)
Total		$530	$533	$794	$1,179
(1) For the three and six months ended June 30, 2021, unrealized losses associated with FTRs of $0.4 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2020, unrealized losses associated with FTRs of $1.3 million were reported through Accumulated deferred fuel on the balance sheet.
The total volume of FTRs that Cleco Power had outstanding at June 30, 2021, and December 31, 2020, was 19.8 million MWh and 9.5 million MWh, respectively. The total volume of FTRs that Cleco had outstanding at June 30, 2021, and December 31, 2020, was 30.9 million MWh and 15.3 million MWh, respectively. The total volume of other commodity derivatives Cleco had outstanding at June 30, 2021, and December 31, 2020, was 127.9 million MMBtus and 73.0 million MMBtus, respectively.

Note 7 — Debt
On May 21, 2021, Cleco Holdings entered into a $175.0 million revolving credit agreement and a $266.0 million term loan agreement. These agreements replaced Cleco Holdings’ existing revolving credit agreement and term loan agreement. The revolving credit agreement matures on May 21, 2026. Under this agreement, Cleco Holdings is required to maintain total indebtedness less than or equal to 65% of total capitalization. The borrowing costs under this agreement are currently equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher commitment fees and additional interest of 0.175%. At June 30, 2021, Cleco Holdings had no borrowings outstanding under its revolving credit agreement. Cleco Holdings’ term loan agreement matures on May 21, 2024 and has an interest rate of LIBOR plus 1.625% or ABR plus 0.625%.
In addition, on May 21, 2021, Cleco Power entered into a $300.0 million revolving credit agreement and a $125.0 million term loan agreement. These agreements replaced Cleco Power’s existing revolving credit agreement and term loan agreement. The revolving credit agreement matures on May 21, 2026. Under this agreement, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. The borrowing costs under this agreement are currently equal to LIBOR plus 1.25% or ABR plus 0.25%, plus

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay higher commitment fees and additional interest of 0.15%. At June 30, 2021, Cleco Power had $160.0 million of borrowings outstanding under the revolving credit agreement. Cleco Power’s term loan agreement matures on May 21, 2024 and has an interest rate of LIBOR plus 1.25% or ABR plus 0.25%.

Note 8 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2020, and the funding relief provided by the American Rescue Plan Act, which was signed by the President on March 11, 2021, management estimates that no pension contributions will be required through 2025. As of June 30, 2021, Cleco expects to make $67.0 million in discretionary contributions to the pension plan in 2021, which would offset future required contributions.
Cleco Power is the plan sponsor and Support Group is the plan administrator. Benefits under the plan reflect an employee’s years of service, age at retirement, and accrued benefit at retirement.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and six months ended June 30, 2021, and 2020 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
Components of periodic benefit costs
Service cost	$2,730	$2,582	$595	$508
Interest cost	4,719	5,278	323	410
Expected return on plan assets	(5,698)	(6,242)	—	—
Amortizations
Prior period service credit	—	(15)	—	—
Net loss	5,607	4,477	384	340
Net periodic benefit cost	$7,358	$6,080	$1,302	$1,258

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
Components of periodic benefit costs
Service cost	$5,258	$4,910	$1,190	$1,015
Interest cost	9,334	10,408	645	820
Expected return on plan assets	(11,400)	(12,487)	—	—
Amortizations
Prior period service credit	—	(30)	—	—
Net loss	10,369	8,149	770	680
Net periodic benefit cost	$13,561	$10,950	$2,605	$2,515

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2021, was $0.9 million and $1.8 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2020, was $1.3 million and $1.7 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021, was $1.2 million and $2.4 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed
Consolidated Statements of Income for the three and six months ended June 30, 2020, was $1.2 million and $2.5 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at June 30, 2021, and December 31, 2020, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Current	$4,463	$4,463
Non-current	$51,522	$51,868

Cleco Power
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Current	$3,865	$3,865
Non-current	$40,449	$40,734

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
SERP
Certain Cleco officers are covered by SERP. Cleco does not fund the SERP liability, but instead pays for current benefits out of general funds available. Cleco Power has formed a rabbi trust. The life insurance policies issued on SERP participants designate the rabbi trust as the beneficiary. Market conditions could have a significant impact on the cash surrender value of the life insurance policies. Proceeds from the life insurance policies are expected to be used to pay the SERP participants’ death benefits, as well as future SERP payments. However, because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. All SERP benefits are paid out of general cash available of the respective companies that employed the officer. Cleco Power is the plan sponsor and Support Group is the plan administrator.
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and six months ended June 30, 2021, and 2020 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
Components of periodic benefit costs
Service cost	$61	$105	$116	$200
Interest cost	644	734	1,269	1,466
Amortizations
Prior period service credit	(55)	(67)	(107)	(107)
Net (gain) loss	(401)	835	613	1,592
Net periodic benefit cost	$249	$1,607	$1,891	$3,151

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021, was less than $0.1 million and $0.3 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020, was $0.2 million and $0.5 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2021, and December 31, 2020, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Current	$4,703	$4,703
Non-current	$91,355	$92,522

Cleco Power
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Current	$711	$711
Non-current	$19,364	$19,828
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee
Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2021, and 2020 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
401(k) Plan expense	$2,120	$1,898	$4,880	$5,154

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2021, and 2020 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
401(k) Plan expense	$946	$832	$2,326	$2,495

Note 9 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and six months ended June 30, 2021, and 2020:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30
	2021	2020	2021	2020
Effective tax rate	11.1%	23.9%	0.4%	23.4%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Effective tax rate	24.6%	24.9%	(1.7)%	24.1%

For the three and six months ended June 30, 2021, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to the amortization of excess ADIT, adjustment to record tax expense at the projected annual effective tax rate, and state tax expense.
For the three and six months ended June 30, 2020, the effective income tax rates for both Cleco and Cleco Power were different than the federal statutory rate primarily due to the adjustment to record tax expense at the projected annual effective tax rate; the flow through of tax benefits, including AFUDC equity; and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At June 30, 2021, and December 31, 2020, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions. Cleco estimates that it is

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
reasonably possible that the balance of unrecognized tax benefits as of June 30, 2021, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2017, 2018, and 2019, the IRS has completed its review of years 2017 through 2019, and these tax returns were filed consistent with the IRS’s review. The IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2020 tax year. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances.
The state income tax years 2017, 2018, and 2019 remain open to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three and six months ended June 30, 2021, and 2020, no penalties were recognized.

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
Cleco Power deferred $3.6 million in employer payroll tax payments for the period March 27, 2020, through December 31, 2020. Cleco Power will pay $1.8 million of the obligation by December 31, 2021, and the remaining $1.8 million by December 31, 2022.
The CARES Act also includes modifications on the limitations of business interest for the 2019 and 2020 tax years. The modifications increase the allowable business interest deduction from 30% to 50% of adjusted taxable income. Cleco does not anticipate having any disallowed interest for the 2020 tax year.

Consolidated Appropriations Act of 2021
In December 2020, the Consolidated Appropriations Act of 2021 (CAA) was signed into law. The CAA includes COVID-19 tax relief and tax extender provisions including extensions of time to begin construction on and placed in-service assets generating production tax credits and income tax credits, 100% deductibility of business meals in 2021 and 2022, and an extension of the work opportunity tax credit. The income tax credit percentage has been increased for projects starting construction through 2023 and placed in service by the end of 2025. Management does not expect the CAA to have a material impact on the Registrants.

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

Segment Information for the Three Months Ended June 30,
2021 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$262,948	$91,407		$354,355
Other operations	16,269	30,655		46,924
Affiliate revenue	1,224	—		1,224
Electric customer credits	(18,762)	244		(18,518)
Operating revenue, net	$261,679	$122,306		$383,985
Net income	$27,421	$52,494		$79,915
Add: Depreciation and amortization	40,933	12,339	(1)	53,272
Less: Interest income	825	3		828
Add: Interest charges	18,237	(180)		18,057
Add: Federal and state income tax expense	8,956	18,063		27,019
EBITDA	$94,722	$82,713		$177,435
(1) Includes $3.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$354,355	$(2,420)		$1	$351,936
Other operations	46,924	1		(1,595)	45,330
Affiliate revenue	1,224	26,120		(27,344)	—
Electric customer credits	(18,518)	—		1	(18,517)
Operating revenue, net	$383,985	$23,701		$(28,937)	$378,749
Depreciation and amortization	$53,272	$4,427	(1)	$—	$57,699
Interest income	$828	$14		$(13)	$829
Interest charges	$18,057	$15,248		$(14)	$33,291
Federal and state income tax (benefit)	$27,019	$(17,182)		$—	$9,837
Net income (loss)	$79,915	$(1,093)		$—	$78,822
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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

2020 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$324,376	$(2,420)		$—	$321,956
Other operations	46,540	1		(1,639)	44,902
Affiliate revenue	1,283	29,138		(30,421)	—
Electric customer credits	(9,100)	—		—	(9,100)
Operating revenue, net	$363,099	$26,719		$(32,060)	$357,758
Depreciation and amortization	$52,739	$4,565	(1)	$—	$57,304
Interest income	$858	$55		$(15)	$898
Interest charges	$18,723	$16,007		$(15)	$34,715
Federal and state income tax expense (benefit)	$17,957	$(4,364)		$—	$13,593
Net income (loss)	$54,995	$(11,826)		$(1)	$43,168
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

Segment Information for the Six Months Ended June 30,
2021 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$530,107	$192,914		$723,021
Other operations	34,895	63,694		98,589
Affiliate revenue	2,879	—		2,879
Electric customer credits	(39,738)	244		(39,494)
Operating revenue, net	$528,143	$256,852		$784,995
Net income	$45,846	$66,975		$112,821
Add: Depreciation and amortization	83,009	23,991	(2)	107,000
Less: Interest income	1,468	6		1,474
Add: Interest charges	36,883	(332)		36,551
Add: Federal and state income tax (benefit) expense	(767)	22,673		21,906
EBITDA	$163,503	$113,301		$276,804
Additions to property, plant, and equipment	$134,185	$4,882		$139,067
Equity investment in investees (1)	$5,572	$—		$5,572
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,438,218	$1,078,534		$7,516,752
(1) Balances as of June 30, 2021.
(2) Includes $6.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(4.6) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$723,021	$(4,840)		$—	$718,181
Other operations	98,589	2		(3,535)	95,056
Affiliate revenue	2,879	53,276		(56,155)	—
Electric customer credits	(39,494)	—		—	(39,494)
Operating revenue, net	$784,995	$48,438		$(59,690)	$773,743
Depreciation and amortization	$107,000	$8,862	(2)	$—	$115,862
Interest income	$1,474	$57		$(56)	$1,475
Interest charges	$36,551	$30,687		$(55)	$67,183
Federal and state income tax expense (benefit)	$21,906	$(21,490)		$—	$416
Net income (loss)	$112,821	$(13,672)		$—	$99,149
Additions to property, plant, and equipment	$139,067	$1,440		$—	$140,507
Equity investment in investees (1)	$5,572	$—		$—	$5,572
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$7,516,752	$569,126		$(144,409)	$7,941,469
(1) Balances as of June 30, 2021. (2) Includes $4.8 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

2020 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$464,073	$173,880		$637,953
Other operations	31,668	61,597		93,265
Affiliate revenue	2,346	204		2,550
Electric customer credits	(17,440)	(153)		(17,593)
Operating revenue, net	$480,647	$235,528		$716,175
Net income	$40,064	$46,298		$86,362
Add: Depreciation and amortization	85,273	22,041	(2)	107,314
Less: Interest income	1,709	258		1,967
Add: Interest charges	37,184	131		37,315
Add: Federal and state income tax expense	12,694	15,022		27,716
EBITDA	$173,506	$83,234		$256,740
Additions to property, plant, and equipment	$132,578	$5,417		$137,995
Equity investment in investees (1)	$9,072	$—		$9,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,256,944	$1,029,812		$7,286,756
(1) Balances as of December 31, 2020.
(2) Includes $6.2 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(4.6) million deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2020 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$637,953	$(4,840)		$—	$633,113
Other operations	93,265	1		(3,456)	89,810
Affiliate revenue	2,550	58,415		(60,965)	—
Electric customer credits	(17,593)	—		—	(17,593)
Operating revenue, net	$716,175	$53,576		$(64,421)	$705,330
Depreciation and amortization	$107,314	$9,079	(2)	$—	$116,393
Interest income	$1,967	$155		$(68)	$2,054
Interest charges	$37,315	$32,617		$(69)	$69,863
Federal and state income tax expense (benefit)	$27,716	$(12,561)		$—	$15,155
Net income (loss)	$86,362	$(36,865)		$(1)	$49,496
Additions to property, plant, and equipment	$137,995	$1,344		$—	$139,339
Equity investment in investees (1)	$9,072	$—		$—	$9,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$7,286,756	$595,217		$(156,404)	$7,725,569
(1) Balances as of December 31, 2020. (2) Includes $4.8 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
Net income	$78,822	$43,168	$99,149	$49,496
Add: Depreciation and amortization	57,699	57,304	115,862	116,393
Less: Interest income	829	898	1,475	2,054
Add: Interest charges	33,291	34,715	67,183	69,863
Add: Federal and state income tax expense	9,837	13,593	416	15,155
Add: Other corporate costs and noncash items (1)	(1,385)	(4,326)	(4,331)	7,887
Total segment EBITDA	$177,435	$143,556	$276,804	$256,740
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

Note 11 — Regulation and Rates
Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
FRP	$2,392	$1,786
TCJA	$2,057	$2,057
Cleco Katrina/Rita storm recovery charges	$1,610	$1,617
Site-specific industrial customer	$990	$710
Transmission ROE	$250	$595
FERC audit	$—	$1,912

FRP
Prior to July 1, 2021, Cleco Power’s annual retail earnings were subject to an FRP established by the LPSC in June 2014. The 2014 FRP allowed Cleco Power to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, were required to be refunded to customers. In June 2019, Cleco Power filed an application with the LPSC for a new FRP. The FRP rates previously established remained in effect due to delays in the base rate case. On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2021, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Cleco Power’s next base rate case is required to be filed with the LPSC on or before March 31, 2023.
Cleco Power filed its monitoring report for the 12 months ended June 30, 2019, on October 31, 2019, indicating that no refund was due. On June 30, 2021, the LPSC Staff filed their report indicating agreement with Cleco Power’s refund calculation for the 12 months ending June 30, 2019. Cleco Power anticipates approval of the report from the LPSC in the third quarter of 2021. Monitoring reports for the 12 months ended June 30, 2020, and 2021 were not required due to the expiration of the 2014 FRP. The next monitoring report will be filed on or before October 31, 2022, for the 12 months ending June 30, 2022.
Cleco Power continued to accrue the annual cost of service savings resulting from the 2016 Merger Commitments through June 30, 2021. Beginning July 1, 2021, the annual cost of service savings are included in Cleco Power’s new retail rate plan. At June 30, 2021, Cleco Power had $2.4 million accrued for the period July 1, 2019, through June 30, 2021. Cleco Power expects to refund its customers $1.2 million in September 2021 and September 2022.

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
As a result of the delay in the rate case, on July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through November 2020. On November 13, 2020, Cleco Power again received approval for its application to extend the TCJA bill credits from November 30, 2020, until such a time that the rate case was completed. The $7.0 million monthly refund consisted of approximately $4.4 million, which was to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At June 30, 2021, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA.
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers will continue receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At June 30, 2021, Cleco Power had $324.6 million accrued for the excess ADIT, of which $39.5 million is reflected in current regulatory liabilities.

Cleco Katrina/Rita Storm Recovery Charges
Prior to the repayment of the storm recovery bonds in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers to pay administrative fees, interest, and principal on the Cleco Katrina/Rita storm recovery bonds. Amounts remaining after the final principal and interest payments on the storm recovery bonds and payments for final administrative and winding up activities are subject to refund. At June 30, 2021, Cleco Power had $1.6 million accrued for Cleco Katrina/Rita storm recovery charges that are subject to refund. For more information on Cleco Katrina/Rita’s restricted cash, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco Power, may collect under the MISO tariff. As of June 30, 2021, Cleco Power had $0.3 million accrued for the change in ROE. For more information on the ROE complaints, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
FERC Audit
As of June 30, 2021, the estimated refund was fully refunded to Cleco Power’s wholesale transmission customers as a combination of refund payments and a reduction in Attachment O of the MISO tariff and grandfathered agreement rates over the preceding 12 months. For more information about the FERC audit, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

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
Cleco Power expects Teche Unit 3 to continue to be available to run and to continue to offer the unit into MISO through 2024, barring a significant unit failure. At June 30, 2021, Cleco Power had $4.3 million accrued for the net capital refund for capital expenditures paid for by third parties while operating under the SSR agreement. The capital refund is expected to be paid in early 2022.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2021, consisted of its equity investment of $5.6 million. During the six months ended June 30, 2021, Cleco Power had a return of equity investment from Oxbow of $3.5 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(13,700)	(10,200)
Total equity investment in investee	$5,572	$9,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Oxbow’s net assets/liabilities	$11,145	$18,145
Cleco Power’s 50% equity	$5,572	$9,072
Cleco Power’s maximum exposure to loss	$5,572	$9,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
Operating revenue	$1,627	$29,110	$3,626	$30,991
Operating expenses	1,627	29,110	3,626	30,991
Income before taxes	$—	$—	$—	$—

Prior to June 30, 2020, DHLC mined lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves were intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs. Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. For more information on DHLC and the Oxbow mine, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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

Fuel Audits
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
On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning in May 2021. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Management is unable to determine the outcome or timing of the audit. For more information on these winter storms, see Note 17 — “Storm Restoration — Winter Storms Uri and Viola.”

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
of operations, financial condition, or cash flows of the Registrants.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of Mercury and Air Toxics Standards (MATS). These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. However, the EPA concluded that coal- and oil-fired electric generating units would not be removed from the list of regulated sources of hazardous air pollutants and would remain subject to MATS. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. On January 20, 2021, the new Administration issued an executive order, which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The order specifically directs the EPA to consider issuing a proposed rule by August 2021 to suspend, revise, or rescind the rule. The EPA determined the most environmentally protective course is to implement the rules in the executive order. Management is unable to determine whether the outcome of the D.C. Circuit Court of Appeals review or the EPA’s review of the rule as a result of the executive order will result in changes to the MATS standards.

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in a refund related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting, which is expected in the third quarter of 2021. As of June 30, 2021, the estimated refund of $4.4 million was fully refunded to Cleco Power’s wholesale transmission customers as a combination of refund payments and a reduction in Attachment O of the MISO tariff and grandfathered agreement rates over the preceding 12 months.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. The complaints covered the period December 2013 through May 2016. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE. However, on November 21, 2019, FERC voted to adopt a new methodology for evaluating base ROE for public utilities under the Federal Power Act. In addition, FERC set the MISO transmission owners’ region-wide base ROE at 9.88% for the refund period covered in the first complaint and going forward. The draft FERC order further found that complainants in the second complaint proceeding failed to show that the 9.88% base ROE was unjust and unreasonable and thus dismissed the second complaint. On May 21, 2020, FERC issued Opinion No. 569-A, which granted rehearing in part of Opinion No. 569, which had revised FERC’s methodology for analyzing the base ROE component of public utility rates under section 206 of the Federal Power Act. Opinion No. 569-A further refines FERC’s ROE methodology and finds that the MISO Transmission Owners’ base ROE should be set at 10.02% instead of 9.88%. Cleco Power is unable to determine when a final FERC Order will be issued. As of June 30, 2021, Cleco Power had $0.3 million accrued for the change in the ROE.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In January 2015, FERC granted the request. The collection of the adder was included in MISO’s transmission rates for a total ROE of 10.38% and 10.52% beginning January 1, 2020, and June 1, 2020, respectively.

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
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. As of June 30, 2021, management estimates potential losses to be $1.5 million with respect to one of these matters. Management is unable to estimate any potential losses Cleco Cajun may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2021, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $3.8 million and has accrued this amount.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. As of June 30, 2021, the maximum projected payment by Cleco Power under this guarantee is estimated to be $25.0 million; however, the Amended Lignite Mining Agreement does not contain a cap. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of December 31, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. On March 19, 2021, the LPSC approved the establishment of a regulatory asset for the deferral of certain accelerated mine costs in fuel and related ratemaking treatment. Cleco Power is currently responding to data requests related to the joint filing. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Cleco Holdings, in relation to Cleco Cajun’s participation in MISO, and Cleco Power have letters of credit to MISO pursuant to energy market requirements. The letters of credit automatically renew each year and have no impact on Cleco Holdings’ or Cleco Power’s revolving credit facility. In February 2021, as a result of Winter Storms Uri and Viola, Cleco Power and Cleco Holdings, on behalf of Cleco Cajun, were required to post collateral with MISO. In March 2021, Cleco Power and Cleco Cajun settled with MISO the purchased power obligations associated with Winter Storms Uri and Viola. MISO returned associated collateral postings of $24.9 million and $6.5 million to Cleco Power and Cleco Holdings, respectively. For more information on these winter storms, see Note 17 — “Storm Restoration — Winter Storms Uri and Viola.”
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Other Commitments
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
Risks and Uncertainties
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco or its affiliates are not in compliance with loan agreements or bond indentures.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required, and Cleco’s financial condition could be materially adversely affected.
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
Cleco Power anticipates filing an application in the third quarter of 2021 with the LPSC giving notice that the Dolet Hills Power Station will be retired at the end of 2021.
In June 2020, Cleco Power remeasured its ARO liabilities due to the expected retirement of the Dolet Hills Power Station. Cleco Power’s ARO liability increased $3.3 million as a result of this remeasurement. At June 30, 2021, Cleco Power’s undivided interest in the Dolet Hills Power Station was $62.6 million and was included in base rates.
In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020, subject to LPSC review and approval. As of December 31, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine, and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. The expected early closure of the mines has resulted in increased costs that will be billed through the fuel adjustment clause, which management currently believes are recoverable. Management does not believe the early closure of the mines will have an adverse impact on the recovery value of the Dolet Hills Power Station. On March 19, 2021, the LPSC approved the establishment of a regulatory asset for the deferral of certain accelerated mine costs in fuel and related ratemaking treatment. Cleco Power expects to have sufficient lignite fuel available to continue seasonal operations of the Dolet Hills Power Station through the end of 2021. Cleco Power is currently responding to data requests related to the joint filing.
Fuel costs incurred by the Dolet Hills Power Station are recoverable by Cleco Power through active fuel adjustment clauses. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs as fuel is delivered. As of June 30, 2021, DHLC estimates $96.1 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. In 2009, Cleco Power acquired an interest in Oxbow, which owns mineral rights and land leases. Under a joint operating agreement pertaining to the Oxbow mineral rights and land leases, Oxbow bills Cleco Power its proportionate share of incurred costs. As of June 30, 2021, Oxbow estimates approximately $6.6 million of costs will be billed to Cleco Power prior to the closure of the Dolet Hills Power Station. If any of these costs are not recoverable, it could materially impact the Registrants’ results of operations, financial condition, or cash flows.

Note 14 — Affiliate Transactions
At June 30, 2021, and December 31, 2020, Cleco Holdings had an affiliate receivable of $2.7 million and $1.7 million, respectively, from Cleco Group primarily for franchise taxes. At both June 30, 2021, and December 31, 2020, Cleco Holdings had an affiliate payable of $41.3 million to Cleco Group primarily for settlement of taxes payable. At both June 30, 2021, and December 31, 2020, Cleco Power had an affiliate payable to Cleco Holdings for $57.7 million, of which $57.6 million was for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2021		AT DEC. 31, 2020
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$10,383	$57,696	$10,353	$57,713
Support Group	1,707	12,737	3,248	14,355
Cleco Cajun	936	4	1,004	—
Total	$13,026	$70,437	$14,605	$72,068

Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. These costs are included in fuel inventory and are recoverable from Cleco Power customers through the LPSC-established FAC or related wholesale contract provisions. During the three and six months ended June 30, 2021, Cleco Power recorded $0.9 million and $1.9 million, respectively, of its proportionate share of incurred costs. During the three and six months ended June 30, 2020, Cleco Power recorded $14.6 million and $15.5 million, respectively, of its proportionate share of incurred costs. At both June 30, 2021, and December 31, 2020, Cleco Power had $0.3 million payable to Oxbow. For more information on Cleco Power’s variable interest in Oxbow, see Note 12 — “Variable Interest Entities.”

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$—	$—	$517
Trade name	$64	$64	$128	$128
Power supply agreements	$6,400	$6,400	$12,800	$12,800
Intangible liabilities
LTSA	$871	$871	$1,742	$1,742
Power supply agreements	$718	$882	$1,600	$1,764

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	2021	2020
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$—	$—	$517
The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco:

Cleco
(THOUSANDS)	AT JUNE 30, 2021	AT DEC. 31, 2020
Intangible assets
Trade name	$5,100	$5,100
Power supply agreements	184,004	184,004
Total intangible assets carrying amount	189,104	189,104
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liability carrying amount	38,300	38,300
Net intangible assets carrying amount	150,804	150,804
Accumulated amortization	(73,517)	(63,932)
Net intangible assets subject to amortization	$77,287	$86,872

Note 16 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(25,168)	$(25,796)
Amounts reclassified from AOCI
Amortization of postretirement benefit net (gain) loss	(420)	208
Balances, June 30, 2021	$(25,588)	$(25,588)

	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(17,099)	$(17,513)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	442	856
Balances, June 30, 2020	$(16,657)	$(16,657)

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2021			FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(18,681)	$(5,550)	$(24,231)	$(19,139)	$(5,614)	$(24,753)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	287	—	287	745	—	745
Reclassification of net loss to interest charges	—	64	64	—	128	128
Balances, June 30, 2021	$(18,394)	$(5,486)	$(23,880)	$(18,394)	$(5,486)	$(23,880)

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2020			FOR THE SIX MONTHS ENDED JUNE 30, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(16,291)	$(5,804)	$(22,095)	$(16,717)	$(5,868)	$(22,585)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	419	—	419	845	—	845
Reclassification of net loss to interest charges	—	64	64	—	128	128
Balances, June 30, 2020	$(15,872)	$(5,740)	$(21,612)	$(15,872)	$(5,740)	$(21,612)

Note 17 — Storm Restoration

Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco Power’s distribution and transmission systems sustained substantial damage from three separate hurricanes.
Cleco Power’s total storm restoration costs related to the hurricanes is approximately $243.0 million. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 63%, or approximately $152.4 million, of the total restoration costs recorded at June 30, 2021. At June 30, 2021, Cleco Power had regulatory assets for non-capital expenses related to Hurricanes Laura, Delta, and Zeta, as allowed by the LPSC, totaling $77.7 million.
On December 4, 2020, Cleco Power filed an application with the LPSC requesting an interim rate recovery for return on certain storm restoration costs associated with the hurricanes until securitization of such costs can be completed. On May 19, 2021, the LPSC issued an order authorizing Cleco Power to recover $16.0 million annually for interim storm recovery costs. This order is effective until such time that the LPSC issues its order authorizing the recovery of the verified final storm costs and securitization of those costs. Cleco Power began collecting this amount through rates on June 1, 2021.
On August 5, 2021, Cleco Power filed testimony with the LPSC relating to securitization of the final storm costs for Hurricanes Laura, Delta, and Zeta.
Cleco Power, in line with other impacted utilities, will seek available funds from the U.S. government for relief of costs incurred from Hurricanes Laura, Delta, and Zeta. Cleco Power cannot predict the likelihood that any reimbursement from the U.S. government ultimately will be approved.

Winter Storms Uri and Viola
In February 2021, Winter Storms Uri and Viola reached Louisiana causing Cleco’s service territories to experience extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures. Cleco Power’s current estimate of the total storm restoration costs related to Winter Storms Uri and Viola is approximately $10.5 million. The damage to equipment from the storms required replacement, as well as repair of the existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 80%, or approximately $8.4 million, of the estimated total restoration costs recorded at June 30, 2021. At June 30, 2021, Cleco Power had a regulatory asset for the remaining operations and maintenance costs of $2.0 million, as allowed by the LPSC. Cleco Power has requested recovery of these costs through the storm securitization filing that was made with the LPSC on August 5, 2021.
Cleco Power’s incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is approximately $55.0 million. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs over a period of 12 months beginning in May 2021. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Management is unable to determine the outcome or timing of the audit.
Cleco Cajun's incremental negative impact of Winter Storms Uri and Viola on operations is approximately $11.2 million. The incremental impact to Cleco Cajun’s operations is subject to final settlement.
In February 2021, as a result of Winter Storms Uri and Viola, Cleco Power and Cleco Holdings, on behalf of Cleco Cajun, were required to post collateral with MISO. In March 2021, Cleco Power and Cleco Cajun settled with MISO the purchased power obligations associated with Winter Storms Uri and Viola. MISO returned associated collateral postings of $24.9 million and $6.5 million to Cleco Power and Cleco Holdings, respectively.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2021, and 2020.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its two principal operating business segments:

•Cleco Power, a regulated electric utility company that owns 10 generating units with a total rated capacity of 3,360 MW and serves approximately 290,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi; and
•Cleco Cajun, an unregulated electric utility company that owns 14 generating units with a total rated capacity of 3,379 MW and wholesale contracts serving nine Louisiana cooperatives, two wholesale municipal customers, and one electric utility. Upon the closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback.

Significant Events

Winter Storms Uri and Viola
In February 2021, Winter Storms Uri and Viola reached Louisiana causing Cleco’s service territories to experience extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in wholesale prices of natural gas in the United States, primarily due to prolonged freezing temperatures.
Cleco Power’s current estimate of the total storm restoration costs related to Winter Storms Uri and Viola is approximately $10.5 million. The damage to equipment from the storms required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 80%, or approximately $8.4 million, of the estimated total restoration costs recorded at June 30, 2021. At June 30, 2021, Cleco Power had a regulatory asset for the remaining operations and maintenance costs of $2.0 million, as allowed by the LPSC. Cleco Power has requested recovery of these costs through the storm securitization filing that was made with the LPSC on August 5, 2021.
Cleco Power’s incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is approximately $55.0 million. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs over a period of 12 months beginning in May 2021. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Management is unable to determine the outcome or timing of the audit.
Cleco Cajun’s incremental negative impact of Winter Storms Uri and Viola on operations is approximately $11.2 million. The incremental impact to Cleco Cajun’s operations is subject to final settlement.
In February 2021, as a result of Winter Storms Uri and Viola, Cleco Power and Cleco Holdings, on behalf of Cleco Cajun, were required to post collateral with MISO. In March 2021, Cleco Power and Cleco Cajun settled with MISO the purchased power obligations associated with Winter Storms Uri and Viola. MISO returned associated collateral postings of $24.9 million and $6.5 million to Cleco Power and Cleco Holdings, respectively.
For more information on Winter Storms Uri and Viola, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Restoration — Winter Storms Uri and Viola.”

Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco Power’s distribution and transmission systems sustained substantial damage from three separate hurricanes.
Cleco Power’s total storm restoration costs related to the hurricanes is approximately $243.0 million. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 63%, or approximately $152.4 million, of the total restoration costs recorded at June 30, 2021. At June 30, 2021, Cleco Power had regulatory assets for non-capital expenses related to Hurricanes Laura, Delta, and Zeta, as allowed by the LPSC, totaling $77.7 million.
On December 4, 2020, Cleco Power filed an application with the LPSC requesting an interim rate recovery for return on certain storm restoration costs associated with the hurricanes until securitization of such costs can be completed. On May 19, 2021, the LPSC issued an order authorizing Cleco Power to recover $16.0 million annually for interim storm recovery costs. This order is effective until such time that the LPSC issues its order authorizing the recovery of the verified final storm costs and securitization of those costs. Cleco Power began collecting this amount through rates on June 1, 2021.
On August 5, 2021, Cleco Power filed testimony with the LPSC relating to securitization of the final storm costs for Hurricanes Laura, Delta, and Zeta.
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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19. These restrictions significantly impacted many sectors of the economy with record levels of unemployment driven by businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. State and local authorities also subsequently implemented multistep policies to reopen various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. During March and April 2021, due to the reduction in new COVID-19 cases and hospitalizations and the availability of COVID-19 vaccines, the governor of the state of Louisiana reduced restrictions that were previously in effect, eased capacity limits on businesses and social gatherings, and revoked the mandatory, state-wide mask mandate. However, effective August 4, 2021, the state-wide mask mandate was reinstated due to a surge in COVID-19 cases.
Cleco is monitoring the ongoing COVID-19 pandemic and continues to adjust certain business practices to conform to government restrictions and best practices encouraged by the CDC, WHO, and other governmental and regulatory authorities. The first priority in Cleco’s response to this crisis has been the health and safety of its employees, its customers, and other business counterparties. Cleco has implemented preventative measures and developed corporate response plans to minimize unnecessary risk of exposure and prevent infection, while supporting its customers’ operations to the best of its ability in the circumstances.
Beginning on March 13, 2020, and as a result of an LPSC executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies to help customers facing financial challenges related to the COVID-19 pandemic. Cleco resumed disconnections and late fees beginning October 1, 2020, as allowed by the LPSC. On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of the regulatory asset as well as the lost revenue associated with the disconnection fees and incremental costs. At June 30, 2021, Cleco Power had a regulatory asset of $3.0 million for expenses incurred. Cleco expects LPSC approval for the recovery of the regulatory asset in September 2021.
Cleco is also working with its suppliers to understand the potential impacts to its supply chain. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as Cleco deems warranted.
Cleco has implemented certain measures that it believes will provide financial flexibility and help maintain its liquidity, including drawing on Cleco Holdings’ and Cleco Power’s revolving credit facilities. At June 30, 2021, there was no balance outstanding on Cleco Holdings’ revolving credit facility and $160.0 million outstanding on Cleco Power’s revolving credit facility. While Cleco continues to assess the COVID-19 situation, Cleco cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on its business, cash flows, liquidity, financial condition, and results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — COVID-19” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impacts the ROE, as well as the recovery of costs related to storms, growing energy demand, and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Cleco Power’s current key initiatives are continuing construction on the Bayou Vista to Segura Transmission project; continuing the DSMART project; and maintaining and growing its wholesale and retail businesses. These and other initiatives are discussed below.
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2021, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. For more information on the new FRP for Cleco Power, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — FRP.”

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 48 miles of 230 kilovolt transmission line, a 230/138 kilovolt substation, and three substation expansions in south Louisiana. The project is expected to cost approximately $125.1 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. As part of Cleco Power’s new retail rate plan, the LPSC approved the establishment of a regulatory asset and recovery of the revenue requirements associated with the Bayou Vista to Segura Transmission project upon completion of each phase of the project. Construction has already been completed on expansions to existing substations. The northern phase is expected to be completed in the third quarter of 2021, and the southern phase is expected to be completed in the fourth quarter of 2021. As of June 30, 2021, Cleco Power had spent $84.7 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time, time to locate faults, and improved operational efficiencies. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases and management expects the total project will be completed by the end of 2025. In January 2019, Cleco Power began the first phase of the project. As of June 30, 2021, Cleco Power had spent $25.0 million on the project.

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

Cleco Cajun
Cleco Cajun has 12 power purchase agreements totaling approximately 2,100 MW with a mixture of cooperatives, municipal bodies, and a utility. Cleco Cajun routinely seeks to grow the amount of power sold pursuant to these existing agreements. These contracts provide Cleco Cajun with predictable cash flow and market risk mitigation through at least 2025 but may prevent Cleco Cajun from taking advantage of rising market rates for power.
In 2020, a group of cooperatives, which are currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for load after 2025 in which Cleco Cajun participated. In March 2021, the group of cooperatives informed Cleco Cajun that it was not selected as a provider of load after the first quarter of 2025 and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Cajun subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the cooperatives’ notice. The certification process is in the early stages and, on April 20, 2021, the LPSC issued a procedural schedule that extends into the first quarter of 2022. Cleco Cajun will continue to support the process and cannot predict the outcome of the process. Failure to recontract these or other agreements could have a material adverse effect on Cleco Cajun’s results of operations, financial condition, and cash flows.
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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021, and 2020

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue, net	$378,749	$357,758	$20,991	5.9%
Operating expenses	254,763	267,564	12,801	4.8%
Operating income	123,986	90,194	33,792	37.5%
Interest income	829	898	(69)	(7.7)%
Allowance for equity funds used during construction	1,105	127	978	770.1%
Other (expense) income, net	(3,970)	257	(4,227)	*
Interest charges	33,291	34,715	1,424	4.1%
Federal and state income tax expense	9,837	13,593	3,756	27.6%
Net income	$78,822	$43,168	$35,654	82.6%
* Not meaningful

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

Operating Revenue, Net
Operating revenue, net increased $21.0 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $23.2 million of higher fuel cost recovery revenue at Cleco Power. Also contributing to the increase was $6.7 million of higher electric operations revenue at Cleco Cajun. These increases were partially offset by $9.7 million of higher electric customer credits at Cleco Power.

Operating Expenses
Operating expenses decreased $12.8 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $47.0 million of lower fuel used for electric generation at Cleco Cajun. Also contributing to the decrease was $3.4 million of lower non-recoverable fuel and purchased power, $2.5 million of lower other operations and maintenance expenses, and $2.1 million of lower taxes other than income taxes at Cleco Power. These decreases were partially offset by $23.1 million of higher recoverable fuel and purchased power at Cleco Power and $15.9 million of higher purchased power at Cleco Cajun.

Other (Expense) Income, Net
Other (expense) income, net increased $4.2 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $3.0 million for the decrease in cash surrender value of certain trust-owned life insurance policies as a result of less favorable market conditions at Cleco Holdings.

Income Taxes
Federal and state income tax expense decreased $3.8 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $9.5 million for the amortization of excess ADIT, $2.1 million for the flow through of state tax benefits, and $0.4 million to record tax expense at the

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
projected annual effective tax rate. These decreases were partially offset by $6.4 million for the change in pretax income, excluding AFUDC equity, and $2.0 million of state tax expense.
The estimated annual effective income tax rates used during the second quarter of 2021 and 2020 for Cleco may not be indicative of the full-year income tax rates. For more information on these effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Base	$164,113	$163,994	$119	0.1%
Fuel cost recovery	98,835	75,649	23,186	30.6%
Electric customer credits	(18,762)	(9,100)	(9,662)	(106.2)%
Other operations	16,269	15,904	365	2.3%
Affiliate revenue	1,224	1,240	(16)	(1.3)%
Operating revenue, net	261,679	247,687	13,992	5.6%
Operating expenses
Recoverable fuel and purchased power	98,824	75,756	(23,068)	(30.5)%
Non-recoverable fuel and purchased power	4,064	7,487	3,423	45.7%
Other operations and maintenance	52,160	54,667	2,507	4.6%
Depreciation and amortization	40,933	41,596	663	1.6%
Taxes other than income taxes	7,314	9,448	2,134	22.6%
Total operating expenses	203,295	188,954	(14,341)	(7.6)%
Operating income	58,384	58,733	(349)	(0.6)%
Interest income	825	755	70	9.3%
Allowance for equity funds used during construction	1,105	127	978	770.1%
Other expense, net	(5,700)	(3,423)	(2,277)	(66.5)%
Interest charges	18,237	18,603	366	2.0%
Federal and state income tax expense	8,956	9,356	400	4.3%
Net income	$27,421	$28,233	$(812)	(2.9)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	873	904	(3.4)%
Commercial	649	636	2.0%
Industrial	508	453	12.1%
Other retail	32	30	6.7%
Total retail	2,062	2,023	1.9%
Sales for resale	690	722	(4.4)%
Total retail and wholesale customer sales	2,752	2,745	0.3%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$78,254	$79,069	(1.0)%
Commercial	47,364	47,921	(1.2)%
Industrial	19,754	19,170	3.0%
Other retail	2,785	2,670	4.3%
Total retail	148,157	148,830	(0.5)%
Sales for resale	15,956	15,164	5.2%
Total base revenue	$164,113	$163,994	0.1%

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

	FOR THE THREE MONTHS ENDED JUNE 30,
				2021 CHANGE
	2021	2020	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	984	998	942	(1.4)%	4.5%

Base
Base revenue increased $0.1 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $1.3 million of new interim rate recovery for return on certain storm costs relating to Hurricanes Laura, Delta, and Zeta, partially offset by $1.2 million of lower usage from milder weather.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 80% of Cleco Power’s total fuel cost during the second quarter of 2021 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of these costs through Cleco Power’s FAC over a period of 12 months beginning in May 2021. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audits.”

Electric Customer Credits
Electric customer credits increased $9.7 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to higher refunds for the federal tax-related benefits of the TCJA. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — TCJA.”

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $3.4 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to lower MISO transmission costs.

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $2.5 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $5.4 million of lower outside services, mostly relating to information technology services and START project expenses, partially offset by $2.8 million of higher distribution maintenance expense.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $2.1 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to lower property taxes.

Other expense, net
Other expense, net increased $2.3 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $1.0 million for disallowed costs as a result of the rate case, $0.8 million of higher pension non-service costs as a result of a lower discount rate, and $0.4 million for the decrease in cash surrender value of certain company-owned life insurance policies as a result of less favorable market conditions.

Income Taxes
Federal and state income tax expense decreased $0.4 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $9.5 million for the amortization of excess ADIT, $2.1 million for the flow through of state tax benefits, and $0.6 million of state tax expense. These decreases were partially offset by $11.9 million to record tax expense at the projected annual effective tax rate.
The estimated annual effective income tax rates used during the second quarter of 2021 and 2020 for Cleco Power may not be indicative of the full-year income tax rates. For more information on these effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Cajun
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Electric operations	$91,407	$84,733	$6,674	7.9%
Electric customer credits	244	—	244	100.0%
Other operations	30,655	30,636	19	0.1%
Affiliate revenue	—	43	(43)	(100.0)%
Operating revenue, net	122,306	115,412	6,894	6.0%
Operating expenses
Fuel used for electric generation	(43,153)	3,798	46,951	*
Purchased power	57,835	41,966	(15,869)	(37.8)%
Other operations and maintenance	22,113	20,175	(1,938)	(9.6)%
Depreciation and amortization	11,378	10,346	(1,032)	(10.0)%
Taxes other than income taxes	3,752	3,791	39	1.0%
Total operating expenses	51,925	80,076	28,151	35.2%
Operating income	70,381	35,336	35,045	99.2%
Interest income	3	103	(100)	(97.1)%
Other (expense) income, net	(7)	44	(51)	(115.9)%
Interest charges	(180)	120	300	250.0%
Federal and state income tax expense	18,063	8,601	(9,462)	(110.0)%
Net income	$52,494	$26,762	$25,732	96.2%
* Not meaningful

Electric Operations
Electric operations revenue increased $6.7 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $5.3 million of higher fuel rates, $1.9 million for the absence of a 2020 customer demand adjustment, $1.2 million of higher capacity contract rates, and $0.6 million of higher MISO pass-through recoveries, partially offset by $2.7 million of lower load volumes.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $47.0 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $34.8 million of higher mark-to-market gains on gas related derivative contracts and $7.5 million of settlements related to gas swaps activity. Also contributing to the decrease was $5.0 million of lower fuel expenses largely related to lower gas consumption from higher gas prices, partially offset by higher coal usage.

Purchased Power
Purchased power increased $15.9 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to higher costs of purchased power from MISO.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $1.9 million during the second quarter of 2021 compared to the

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
second quarter of 2020 primarily due to higher generating outage maintenance expense.

Income Taxes
Federal and state income tax expense increased $9.5 million during the second quarter of 2021 compared to the second quarter of 2020 primarily due to $7.4 million for the change in pretax income and $2.4 million for state tax expense.
The effective income tax rates for the second quarters of 2021 and 2020 were 25.6% and 23.4%, respectively. The estimated annual effective income tax rates used during the second quarter of 2021 and 2020 for Cleco Cajun may not be indicative of the full-year income tax rates.

Comparison of the Six Months Ended June 30, 2021, and 2020

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue, net	$773,743	$705,330	$68,413	9.7%
Operating expenses	603,459	560,471	(42,988)	(7.7)%
Operating income	170,284	144,859	25,425	17.6%
Interest income	1,475	2,054	(579)	(28.2)%
Allowance for equity funds used during construction	1,991	53	1,938	*
Other expense, net	(7,002)	(12,452)	5,450	43.8%
Interest charges	67,183	69,863	2,680	3.8%
Federal and state income tax expense	416	15,155	14,739	97.3%
Net income	$99,149	$49,496	$49,653	100.3%
*Not meaningful

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

Operating Revenue, Net
Operating revenue, net increased $68.4 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $61.3 million of higher fuel cost recovery revenue, $4.7 million of higher base revenue, and $3.2 million of higher other operations revenue at Cleco Power. Also contributing to the increase was $19.0 million of higher electric operations income and $2.1 million of higher other operations revenue at Cleco Cajun. These increases were partially offset by $22.3 million of higher electric customer credits at Cleco Power.

Operating Expenses
Operating expenses increased $43.0 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $60.8 million of higher recoverable fuel and purchased power expenses and $2.1 million of higher taxes other than income taxes at Cleco Power. Also contributing to the increase was $38.8 million of higher purchased power expense, $3.5 million of higher other operations and maintenance expense, and $1.8 million of higher depreciation and amortization expense at Cleco Cajun. These increases were partially offset by $5.9 million of lower other operations and maintenance expenses and $2.3 million of lower depreciation and amortization expense at Cleco Power and $51.9 million of lower fuel expense at Cleco Cajun.
Allowance for equity funds used during construction
Allowance for equity funds used during construction increased $1.9 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher AFUDC rates driven by the election of the FERC modified formula authorized in March 2020.

Other Expense, Net
Other expense, net decreased $5.5 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $9.2 million for the increase in the cash surrender value of certain trust-owned life insurance policies as a result of favorable market conditions and $0.9 million of lower SERP non-service costs at Cleco Holdings. Partially offsetting these decreases were $1.9 million of higher pension non-service costs and $1.0 million for disallowed costs as a result of the rate case at Cleco Power.

Interest Charges
Interest charges decreased $2.7 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Lower rates on Cleco Holdings’ variable rate debt associated with the 2016 Merger and Cleco Cajun Transaction contributed to $1.3 million and $1.0 million, respectively, of the decrease. Also contributing to the decrease was $0.7 million of lower interest on tax rate refunds. Partially offsetting these decreases was $0.9 million of higher interest associated with Cleco Power’s variable rate bank term loan issued in August 2020.

Income Taxes
Federal and state income tax expense decreased $14.7 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $20.6 million for the amortization of excess ADIT and $3.8 million to record tax expense at the projected annual effective tax rate. These decreases were partially offset by $6.8 million for the change in pretax income, excluding AFUDC equity, and $2.1 million for state tax expense.
The estimated annual effective income tax rates used during the six months ended June 30, 2021, and 2020 for Cleco might not be indicative of the full-year income tax rates. For more information on these effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Base	$316,724	$311,993	$4,731	1.5%
Fuel cost recovery	213,383	152,080	61,303	40.3%
Electric customer credits	(39,738)	(17,440)	(22,298)	(127.9)%
Other operations	34,895	31,668	3,227	10.2%
Affiliate revenue	2,879	2,346	533	22.7%
Operating revenue, net	528,143	480,647	47,496	9.9%
Operating expenses
Recoverable fuel and purchased power	213,397	152,591	(60,806)	(39.8)%
Non-recoverable fuel and purchased power	13,734	15,179	1,445	9.5%
Other operations and maintenance	105,726	111,608	5,882	5.3%
Depreciation and amortization	83,009	85,273	2,264	2.7%
Taxes other than income taxes	23,816	21,725	(2,091)	(9.6)%
Total operating expenses	439,682	386,376	(53,306)	(13.8)%
Operating income	88,461	94,271	(5,810)	(6.2)%
Interest income	1,468	1,709	(241)	(14.1)%
Allowance for equity funds used during construction	1,991	53	1,938	*
Other expense, net	(9,958)	(6,091)	(3,867)	(63.5)%
Interest charges	36,883	37,184	301	0.8%
Federal and state income tax (benefit) expense	(767)	12,694	13,461	106.0%
Net income	$45,846	$40,064	$5,782	14.4%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,788	1,684	6.2%
Commercial	1,230	1,218	1.0%
Industrial	1,028	936	9.8%
Other retail	64	62	3.2%
Total retail	4,110	3,900	5.4%
Sales for resale	1,386	1,372	1.0%
Total retail and wholesale customer sales	5,496	5,272	4.2%
The following table shows the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$146,065	$140,959	3.6%
Commercial	93,829	94,978	(1.2)%
Industrial	42,181	39,750	6.1%
Other retail	5,452	5,348	1.9%
Surcharge	—	2,442	(100.0)%
Total retail	287,527	283,477	1.4%
Sales for resale	29,197	28,516	2.4%
Total base revenue	$316,724	$311,993	1.5%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2021 CHANGE
	2021	2020	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	985	615	941	60.2%	4.7%
Cooling degree-days	1,124	1,262	1,020	(10.9)%	10.2%

Base
Base revenue increased $4.7 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $4.8 million of higher usage from colder winter weather, $2.2 million of higher unbilled revenue largely due to colder winter weather, and $1.3 million of new interim rate recovery for return on certain storm costs relating to Hurricanes Laura, Delta, and Zeta. Partially offsetting these increases were the absence of $2.4 million of Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020 and $1.2 million of lower revenue related to the St. Mary Clean Energy Center project.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 73% of Cleco Power’s total fuel cost during the first six months of 2021 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental fuel and purchased power costs were impacted

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of these costs through Cleco Power’s FAC over a period of 12 months beginning in May 2021. For more information on fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audits.”

Electric Customer Credits
Electric customer credits increased $22.3 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily related to higher refunds for the federal tax-related benefits of the TCJA. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue increased $3.2 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $2.3 million of higher transmission revenue and $1.0 million of higher reconnection fees.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $1.4 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $2.1 million of lower MISO transmission costs, partially offset by $0.8 million of higher fuel costs largely due to the winter storms in 2021.

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $5.9 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $5.9 million of lower fees for outside services mostly relating to START project expenses, audit services, and consulting expenses, $1.2 million of lower uncollectible expense, $1.0 million of lower generation operation expenses, and $0.8 million of lower distribution operations expense. These decreases were partially offset by $3.1 million of higher distribution maintenance expenses.

Depreciation and Amortization
Depreciation and amortization expense decreased $2.3 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the absence of amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $2.1 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $1.1 million of higher property taxes, $0.5 million of higher franchise taxes, and $0.4 million of higher payroll taxes.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $1.9 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher AFUDC rates driven by the election of the FERC modified formula authorized in March 2020.

Other Expense, Net
Other expense, net increased $3.9 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $1.9 million of higher pension non-service costs as a result of a lower discount rate, $1.0 million for disallowed costs as a result of the rate case, and $0.4 million for the decrease in cash surrender value of certain company-owned life insurance policies as a result of less favorable market conditions.

Income Taxes
Federal and state income tax benefit increased $13.5 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $20.6 million for the amortization of excess ADIT and $2.1 million for the change in pretax income, excluding AFUDC equity. These increases were partially offset by $9.1 million to record tax expense at the projected annual effective tax rate.
The estimated annual effective income tax rates used during the six months ended June 30, 2021, and 2020 for Cleco might not be indicative of the full-year income tax rates. For more information on these effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Cajun
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Electric operations	$192,914	$173,880	$19,034	10.9%
Other operations	63,694	61,597	2,097	3.4%
Electric customer credits	244	(153)	397	259.5%
Affiliate revenue	—	204	(204)	(100.0)%
Operating revenue, net	256,852	235,528	21,324	9.1%
Operating expenses
Fuel used for electric generation	(32,542)	19,372	51,914	268.0%
Purchased power	125,443	86,640	(38,803)	(44.8)%
Other operations and maintenance	44,226	40,688	(3,538)	(8.7)%
Depreciation and amortization	22,234	20,448	(1,786)	(8.7)%
Taxes other than income taxes	7,522	7,265	(257)	(3.5)%
Total operating expenses	166,883	174,413	7,530	4.3%
Operating income	89,969	61,115	28,854	47.2%
Interest income	6	258	(252)	(97.7)%
Other (expense) income, net	(659)	78	(737)	(944.9)%
Interest charges	(332)	131	463	100.0%
Federal and state income tax expense	22,673	15,022	(7,651)	(50.9)%
Net income	$66,975	$46,298	$20,677	44.7%

Electric Operations
Electric operations revenue increased $19.0 million during the six months ended June 30, 2021, compared to the six months

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
ended June 30, 2020, primarily due to $8.9 million of higher fuel rates, $4.9 million of higher MISO make-whole payments, $2.9 million of higher capacity contract rates, $2.8 million of higher load volumes, and $1.3 million for the absence of a 2020 customer demand adjustment. These amounts were partially offset by $2.0 million of lower MISO pass-through recoveries.

Other Operations Revenue
Other operations revenue increased $2.1 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher transmission revenue.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $51.9 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $46.6 million of higher mark-to-market gains on gas related derivative contracts and $9.1 million of settlements related to gas swaps activity. These decreases were partially offset by $2.4 million of higher fuel expenses largely the result of higher coal usage, partially offset by lower gas usage.

Purchased Power
Purchased power increased $38.8 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher costs of purchased power from MISO.

Other Operations and Maintenance
Other operations and maintenance increased $3.5 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $6.1 million of higher generating outage maintenance expense, partially offset by $3.3 million of lower generation operations expense.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to normal recurring additions to fixed assets.

Income Taxes
Federal and state income tax expense increased $7.7 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to $5.9 million for the change in pretax income and $1.8 million for state tax expenses.
The effective income tax rates for the six months ended June 30, 2021, and 2020 were 25.3% and 24.5%, respectively. These estimated annual effective income tax rates for Cleco Cajun may not be indicative of the full-year income tax rates.

Non-GAAP Measure
The financial results in the following tables are presented on an accrual basis. EBITDA is a key non-GAAP financial measure used by the CEO to assess the operating performance of Cleco’s segments; however, it is not indicative of future performance. Management evaluates the performance of Cleco’s segments and allocates resources to them based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. EBITDA is defined as net income adjusted for interest, income taxes, depreciation, and amortization.
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three and six months ended June 30, 2021, and 2020:

	FOR THE THREE MONTHS ENDED JUNE 30,
	2021			2020
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$27,421	$52,494		$28,233	$26,762
Add: Depreciation and amortization	40,933	12,339	(1)	41,596	11,143	(2)
Less: Interest income	825	3		755	103
Add: Interest charges	18,237	(180)		18,603	120
Add: Federal and state income tax (benefit) expense	8,956	18,063		9,356	8,601
EBITDA	$94,722	$82,713		$97,033	$46,523
(1) Includes $3.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE SIX MONTHS ENDED JUNE 30,
	2021			2020
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$45,846	$66,975		$40,064	$46,298
Add: Depreciation and amortization	83,009	23,991	(1)	85,273	22,041	(2)
Less: Interest income	1,468	6		1,709	258
Add: Interest charges	36,883	(332)		37,184	131
Add: Federal and state income tax expense	(767)	22,673		12,694	15,022
EBITDA	$163,503	$113,301		$173,506	$83,234
(1) Includes $6.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(4.6) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $6.2 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(4.6) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2021:

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
Cleco Power and Cleco Cajun participate in the MISO market. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. In February 2021, as a result of Winter Storms Uri and Viola, Cleco Power and Cleco Holdings, on behalf of Cleco Cajun, were required to post collateral with MISO. In March 2021, Cleco Power and Cleco Cajun settled with MISO the purchased power obligations associated with Winter Storms Uri and Viola. MISO returned associated collateral postings of $24.9 million and $6.5 million to Cleco Power and Cleco Holdings, respectively. For more information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For more information about credit support see Item 1, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.” For more information on Winter Storms Uri and Viola, see Item 1, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Storm Restoration — Winter Storms Uri and Viola.”

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
case was completed. The $7.0 million monthly refund consisted of approximately $4.4 million, which was to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At June 30, 2021, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA.
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers will continue receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At June 30, 2021, Cleco Power had $324.6 million accrued for the excess ADIT, of which $39.5 million is reflected in current regulatory liabilities.

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

Debt

Cleco
At June 30, 2021, Cleco had $160.0 million of short-term debt outstanding under its $475.0 million revolving credit facilities, at an average all-in interest rate of 1.35%. Cleco had $75.0 million of short-term debt outstanding at December 31, 2020.
At June 30, 2021, Cleco’s long-term debt and finance leases outstanding was $3.23 billion, of which $66.7 million was due within one year. The long-term debt due within one year at June 30, 2021, primarily represents $66.0 million of principal payments on Cleco Holdings’ debt as required by the
Cleco Cajun Transaction commitments to the LPSC. Long-term debt decreased by $3.3 million from December 31, 2020.
Cash and cash equivalents available at June 30, 2021, were $78.4 million combined with $315.0 million available revolving credit facility capacity ($175.0 million from Cleco Holdings and $140.0 million from Cleco Power) for total liquidity of $393.4 million. For more information on the credit facility capacity, see “— Credit Facilities.”
At June 30, 2021, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting.”
At June 30, 2021, and December 31, 2020, Cleco had a working capital surplus of $155.3 million and $140.3 million, respectively. The $15.0 million increase in working capital is primarily due to:

•a $55.1 million increase in fuel inventory primarily due to decreases in usage, as well as higher per unit cost of both lignite and petroleum coke at Cleco Power,
•a $46.2 million increase in accumulated deferred fuel, excluding Cleco Power FTRs, primarily due to additional deferrals through a fuel surcharge at Cleco Power for incremental costs related to Winter Storms Uri and Viola, and
•a $23.1 million increase in energy risk management assets, excluding Cleco Power FTRs, primarily due to market value changes on gas-related derivative contracts.

These increases in working capital were partially offset by:

•an $85.0 million increase in short-term debt due to draws on Cleco Power’s revolving credit facility,
•a $25.0 million increase in taxes payable primarily due to accruals of property taxes,
•a $21.4 million increase in regulatory liabilities primarily due to the reclassification of the short-term portion of the regulatory liability related to the TCJA, partially offset by credits to Cleco Power’s customers for the TCJA refunds, and
•a $10.2 million increase in accounts payable, excluding Cleco Power FTR purchases, primarily due to an increase in solid fuel purchases and an increase in gas prices, partially offset by the short-term incentive plan payments in March 2021 and the timing of property tax payments.

Cleco Holdings
At June 30, 2021, and December 31, 2020 Cleco Holdings had no short-term debt outstanding.
At June 30, 2021, Cleco Holding’s long-term debt outstanding was $1.60 billion, of which $66.0 million was due within one year. The long-term debt due within one year at June 30, 2021, represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
At June 30, 2021, Cleco Holdings had no borrowings outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holding’s revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at June 30, 2021.
Cash and cash equivalents available at Cleco Holdings at June 30, 2021, were $6.2 million, combined with $175.0 million revolving credit facility capacity for total liquidity of $181.2 million.

Cleco Power
At June 30, 2021, Cleco Power had $160.0 million of short-term debt outstanding under its $300.0 million revolving credit facility, at an all-in interest rate of 1.35%. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.” Cleco Power had $75.0 million short-term debt outstanding at December 31, 2020. Following the restoration efforts for Hurricanes Laura, Delta, and Zeta, Cleco Power believes it has sufficient liquidity to meet its current obligations using a combination of cash on hand and available capacity under its revolving credit facilities. However, Cleco Power continues to explore options to supplement its liquidity until such time securitization of such costs can be completed. For more information on Hurricanes Laura, Delta, and Zeta, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Restoration.” Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. There were no amounts outstanding under the uncommitted line of credit at June 30, 2021.
At June 30, 2021, Cleco Power’s long-term debt outstanding was $1.50 billion, of which $0.7 million was due within one year. For Cleco Power, long-term debt decreased $0.1 million from December 31, 2020.
Cash and cash equivalents available at June 30, 2021, were $20.8 million, combined with $140.0 million revolving credit facility capacity for total liquidity of $160.8 million.
At June 30, 2021, and December 31, 2020, Cleco Power had a working capital deficit of $29.6 million and a surplus of $13.4 million, respectively. The $43.0 million decrease in working capital is primarily due to:

•an $85.0 million increase in short-term debt due to draws on the revolving credit facility,
•a $30.8 million increase in taxes payable primarily due to accruals of property taxes,
•a $25.6 million increase in accounts payable, excluding FTR purchases, primarily due to an increase in solid fuel purchases and an increase in gas prices, partially offset by the short-term incentive plan payments in March 2021 and the timing of property tax payments, and
•a $21.4 million increase in regulatory liabilities primarily due to the reclassification of the short-term portion of the regulatory liability related to the TCJA, partially offset by credits to Cleco Power’s customers for the TCJA refunds.

These decreases in working capital were partially offset by:

•a $56.1 million increase in fuel inventory primarily due to decreases in usage, as well as higher per unit cost of both lignite and petroleum coke and
•a $46.2 million increase in accumulated deferred fuel, excluding FTRs, primarily due to additional deferrals through a fuel surcharge for incremental costs related to Winter Storms Uri and Viola.
Credit Facilities
At June 30, 2021, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with no outstanding borrowings and one for Cleco Power in the amount of $300.0 million with outstanding borrowings of $160.0 million. These revolving credit agreements were entered into on May 21, 2021, and replaced the respective existing agreements. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million with outstanding borrowings of $160.0 million.
Cleco Holdings’ revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2021, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At June 30, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher fees and additional interest of 0.175% under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2021, Cleco Power was in compliance with the covenants of its revolving credit facility. At June 30, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay higher fees and additional interest of 0.15% under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At June 30, 2021, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At June 30, 2021, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cleco Consolidated Cash Flows
Net Operating Cash Flow
Net cash provided by operating activities was $45.5 million and $95.8 million during the six months ended June 30, 2021, and 2020, respectively. Net cash provided by operating activities decreased $50.3 million primarily due to:

•higher recoverable fuel and purchased power costs primarily associated with Winter Storms Uri and Viola not yet collected from Cleco Power customers of approximately $46.2 million,
•higher operations and maintenance payments related to storm restoration activities of $7.3 million at Cleco Power,
•lower collections from Cleco Cajun’s joint owners of $6.1 million primarily due to timing of receipts for their portions of generating station expenditures,
•lower collections from Cleco Power customers of $4.6 million due to the rate refund for the tax-related benefits from the TCJA, which began being credited to customers in August 2019, and
•the absence of Cleco Katrina/Rita storm restoration surcharge collections from Cleco Power customers of $2.4 million as a result of the final principal and interest payments on the Cleco Katrina/Rita storm recovery bonds in March 2020.

These decreases were partially offset by:

•lower payments for fuel inventory at Cleco Power of $13.4 million primarily due to lower coal and gas purchases,
•lower payments for fuel inventory at Cleco Cajun of $9.6 million due to lower coal purchases, and
•lower payments for employee benefits of $3.0 million.

Net Investing Cash Flow
Net cash used in investing activities was $135.7 million and $138.7 million during the six months ended June 30, 2021, and 2020, respectively. Net cash used in investing activities decreased $3.0 million primarily due to higher distributions of $1.8 million received by Cleco Power from Oxbow.

Net Financing Cash Flow
Net cash provided by financing activities was $82.0 million and $223.2 million during the six months ended June 30, 2021, and 2020, respectively. Net cash provided by financing activities decreased $141.2 million primarily due to lower draws on revolving credit facilities of $138.0 million and higher payments on revolving credit facilities of $15.0 million, partially offset by the absence of the final repayment of Cleco Katrina/Rita storm recovery bonds of $11.1 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $40.5 million during the six months ended June 30, 2021. Net cash provided by operating activities was $66.5 million during the six months ended June 30, 2020. Net cash provided by operating activities decreased $26.0 million primarily due to:

•higher recoverable fuel and purchased power costs primarily associated with Winter Storms Uri and Viola not yet collected from customers of approximately $46.2 million,
•higher operations and maintenance payments related to storm restoration activities of $7.3 million,
•lower collections from customers of $4.6 million due to the rate refund for the tax-related benefits from the TCJA, which began being credited to customers in August 2019, and
•the absence of Cleco Katrina/Rita storm restoration surcharge collections from customers of $2.4 million as a result of the final principal and interest payments on the Cleco Katrina/Rita storm recovery bonds in March 2020.

These decreases were partially offset by lower payments for fuel inventory of $13.4 million primarily due to lower coal and gas purchases.

Net Investing Cash Flow
Net cash used in investing activities was $129.4 million and $132.0 million during the six months ended June 30, 2021, and 2020, respectively. Net cash used in investing activities decreased $2.6 million primarily due to higher distributions of $1.8 million received from Oxbow.

Net Financing Cash Flow
Net cash provided by financing activities was $83.2 million and $137.5 million during the six months ended June 30, 2021, and 2020, respectively. Net cash provided by financing activities decreased $54.3 million primarily due to lower draws on revolving credit facilities of $50.0 million and higher payments on revolving credit facilities of $15.0 million, partially offset by the absence of the final repayment of Cleco Katrina/Rita storm recovery bonds of $11.1 million.

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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

Regional Haze State Implementation Plan (SIP)
The Clean Air Act contains a regional haze program with the goal of returning Class I Federal areas of the nation to natural visibility by 2064. States are required to develop a SIP and revise it every ten years. A SIP must include requirements for the installation of Best Available Retrofit Technology (BART) for applicable electrical generating units in Louisiana. The EPA issued a final approval of the Louisiana SIP for the first planning phase in December 2017. Although the approval was appealed to the U.S. Court of Appeals for the Fifth Circuit by the Sierra Club and the National Parks Conservation Association, the court denied all the challenges to the EPA’s approval of the Louisiana Regional Haze SIP. Because the Louisiana SIP mandates use of existing controls and participation in the CSAPR as BART, Cleco does not believe the Louisiana SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants. The second planning period for the regional haze program covers the period from 2018 through 2028 and requires states to adopt SIPs that make reasonable further progress toward achieving natural visibility conditions in Class I Federal areas. The LDEQ published a proposed SIP for the second planning period in April 2021 that is now receiving public comment and may be subject to revision upon further review by the LDEQ. The proposal does not call for new controls on any state sources but relies upon existing consent decrees and expected source retirements to achieve reasonable progress in reducing emissions and improving visibility in Class I Federal areas. The SIP for the second planning phase is due to be submitted to the EPA by July 31, 2021. Until the LDEQ determines what the reasonable progress requirements are for Cleco units and completes its update of the SIP and the EPA approves the SIP, Cleco is unable to predict if the second phase SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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

CSAPR
On September 13, 2019, the D.C. Circuit Court of Appeals partially remanded the CSAPR update rule to the EPA because the rule did not set a deadline by which upwind states must eliminate their significant contribution to downwind states’ National Ambient Air Quality Standards (NAAQS) nonattainment. In response to the remand of the rule, on October 30, 2020, the EPA published a proposed rule in the Federal Register, Revised CSAPR Update for the 2008 ozone NAAQS. On April 30, 2021, the EPA issued in the Federal Register the final rule. Cleco does not foresee the final regulation having a material impact on the results of operations, financial condition, or cash flow of the Registrants.

Solid Waste Disposal
On January 20, 2021, the President issued an executive order which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The administration also released a nonexhaustive list of agency actions to be reviewed, which includes the coal combustion by-products or residual rules promulgated in July 2018, August 2020, and November 2020. It is now indicated on the EPA coal ash rule website that the EPA completed review of the three coal combustion residuals rules in response to the executive order. The EPA determined that the most environmentally protective course is to implement these rules.

Retail Rates of Cleco Power

Base Rates
Effective July 1, 2021, Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC on June 16, 2021. For more information on the new FRP, see Note 11 — “Regulation and Rates — FRP.”

Fuel Rates
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Management is unable to determine the outcome or timing of the audit. For more information on the FAC and the most recent fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audits.”

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
On June 9, 2021, the LPSC initiated an audit on program years five and six to consider all program costs. Cleco Power has responded to the first set of data requests regarding the audit. Program years seven and thereafter are subject to audit. Management is unable to predict or give a reasonable estimate of the outcome of this or any future audits.
Generally, utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. On October 21, 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated Lost Contribution to Fixed Cost revenues until base rates reset, which took effect on July 1, 2021.

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
For information on transmission rates of Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

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
At June 30, 2021, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At June 30, 2021, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%.
At June 30, 2021, Cleco Holdings had a $266.0 million long-term variable rate bank term loan outstanding at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 1.725%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.7 million on an annualized basis. The weighted average rate for all outstanding term loan debt at Cleco Holdings for the six months ended June 30, 2021, was 1.94%.
At June 30, 2021, Cleco Power had $160.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 1.35%. At June 30, 2021, Cleco Power’s borrowing costs under its $300.0 million revolving credit facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
At June 30, 2021, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of 1.35%. Each 1% increase in the interest rate applicable to Cleco Power’s short- and long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $2.9 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the six months ended June 30, 2021, was 1.37%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s pretax earnings of $5.5 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco Power and Cleco Cajun’s financial performance can be impacted by changes in commodity prices that impact fuel costs, generation revenues, and customer supply costs and customer revenues. Cleco’s risk management policies and procedures authorize hedging commodity price risk with

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q
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
Cleco Power and Cleco Cajun, each separately and individually, may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO LMP nodes when serving customer load. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During the six months ended June 30, 2021, Cleco Cajun entered into gas-related derivative contracts including fixed price physical forwards and financially settled swap transactions. These are included in other commodity derivatives in the following tables.
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2021:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$8,662
Current	Energy risk management liabilities	(1,161)
Other commodity derivatives
Current	Energy risk management assets	30,063
Non-current	Other deferred charges	25,771
Commodity-related contracts, net		$63,335

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,867
Current	Energy risk management liabilities	(877)
Commodity-related contracts, net		$5,990

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
The following table presents the VaR of other commodity derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED JUNE 30, 2021			FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	AT JUNE 30, 2021	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$8,345	$11,589	$7,382	$9,005	$12,234	$7,199	$9,032

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 6 — Fair Value Accounting — Commodity Contracts.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of June 30, 2021. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

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

ITEM 6. EXHIBITS

CLECO
10.1
Credit Agreement, dated as of May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 26, 2021)

10.2
Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 26, 2021)

10.3	Cleco Corporate Holdings LLC Executive Severance Plan, effective May 21, 2021
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
10.4
Credit Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 26, 2021)

10.5
Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 26, 2021)

31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2021 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 11, 2021