Form 10-Q
period 2021-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2021-11-05
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Or
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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ACE	Affordable Clean Energy
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Big Cajun II, Unit 1	A 580-MW coal-fired generating unit at Cleco Cajun’s plant site in New Roads, Louisiana.
Big Cajun II, Unit 3	A 588-MW coal-fired generating unit at Cleco Cajun’s plant site in New Roads, Louisiana. Cleco Cajun has a 58% ownership interest in the capacity of Big Cajun II, Unit 3.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CCR	Coal combustion by-products or residual
CDC	Centers for Disease Control and Prevention
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC (formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings) and its subsidiaries
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Asset Management, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Como 1	Como 1, L.P., currently known as Cleco Partners
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019 and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream. Cleco Evangeline LLC was dissolved effective July 29, 2021.
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
OSHA	Occupational Safety and Health Administration
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
RFP	Request for Proposal
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc., a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on greenhouse gas emissions to mitigate concerns over global climate changes, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, including the COVID-19 pandemic,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation, technological advances, a shift in demand, or legal action,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts, and Cleco Power’s ability to recover restoration costs associated with these events,
•the ability of Cleco’s customers to continue paying their utility bills due to rising costs related to fuel, hurricanes, ice storms, or other weather events,
•economic conditions in Cleco’s service areas, including the economy’s effects on customer demand for utility services,
•Cleco’s ability to recontract existing power purchase agreements or secure future power purchase agreements with wholesale customers,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, or increased distributed generation,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal proceedings and other contingencies,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance cost, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,
•workforce factors, including aging workforce, changes in key members of management, availability of workers in a variety

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$462,164	$386,388
Other operations	55,721	47,597
Gross operating revenue	517,885	433,985
Electric customer credits	(691)	(16,534)
Operating revenue, net	517,194	417,451
Operating expenses
Fuel used for electric generation	69,318	74,142
Purchased power	101,377	82,690
Other operations and maintenance	76,506	71,131
Depreciation and amortization	60,628	52,892
Taxes other than income taxes	17,766	14,660
Merger transaction and commitment costs	34	184
Total operating expenses	325,629	295,699
Operating income	191,565	121,752
Interest income	941	910
Allowance for equity funds used during construction	711	144
Other expense, net	(8,109)	(3,374)
Interest charges
Interest charges, net	35,174	34,349
Allowance for borrowed funds used during construction	(545)	(289)
Total interest charges	34,629	34,060
Income before income taxes	150,479	85,372
Federal and state income tax expense	30,569	25,075
Net income	$119,910	$60,297
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020
Net income	$119,910	$60,297
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $34 in 2021 and $159 in 2020)	96	448
Total other comprehensive income, net of tax	96	448
Comprehensive income, net of tax	$120,006	$60,745
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$1,180,345	$1,019,501
Other operations	150,777	137,407
Gross operating revenue	1,331,122	1,156,908
Electric customer credits	(40,185)	(34,126)
Operating revenue, net	1,290,937	1,122,782
Operating expenses
Fuel used for electric generation	150,620	218,643
Purchased power	336,573	208,515
Other operations and maintenance	221,486	217,693
Depreciation and amortization	169,892	162,852
Taxes other than income taxes	50,769	45,233
Merger transaction and commitment costs	(252)	3,234
Total operating expenses	929,088	856,170
Operating income	361,849	266,612
Interest income	2,416	2,964
Allowance for equity funds used during construction	2,703	197
Other expense, net	(15,112)	(15,827)
Interest charges
Interest charges, net	103,092	104,700
Allowance for borrowed funds used during construction	(1,280)	(777)
Total interest charges	101,812	103,923
Income before income taxes	250,044	150,023
Federal and state income tax expense	30,985	40,230
Net income	$219,059	$109,793
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020
Net income	$219,059	$109,793
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $107 in 2021 and $460 in 2020)	304	1,304
Total other comprehensive income, net of tax	304	1,304
Comprehensive income, net of tax	$219,363	$111,097
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Assets
Current assets
Cash and cash equivalents	$273,215	$84,976
Restricted cash and cash equivalents	2,352	4,545
Customer accounts receivable (less allowance for credit losses of $1,757 in 2021 and $2,758 in 2020)	114,412	82,511
Accounts receivable - affiliate	3,038	1,663
Other accounts receivable	45,887	32,076
Taxes receivable	5,336	—
Unbilled revenue	36,759	40,127
Fuel inventory, at average cost	112,016	109,494
Materials and supplies, at average cost	132,848	132,449
Energy risk management assets	58,803	13,081
Accumulated deferred fuel	78,847	28,194
Cash surrender value of company-/trust-owned life insurance policies	94,361	89,138
Prepayments	15,013	14,549
Regulatory assets	26,495	21,041
Other current assets	23,292	11,048
Total current assets	1,022,674	664,892
Property, plant, and equipment
Property, plant, and equipment	5,596,964	5,337,190
Accumulated depreciation	(887,107)	(672,271)
Net property, plant, and equipment	4,709,857	4,664,919
Construction work in progress	134,130	124,622
Total property, plant, and equipment, net	4,843,987	4,789,541
Equity investment in investee	3,822	9,072
Goodwill	1,490,797	1,490,797
Prepayments	19,974	23,405
Operating lease right of use assets	24,689	26,172
Restricted cash and cash equivalents	745	744
Note receivable	13,941	14,506
Regulatory assets	756,343	554,609
Intangible assets	88,635	111,731
Energy risk management assets	83,427	323
Other deferred charges	46,773	39,777
Total assets	$8,395,807	$7,725,569
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$—	$75,000
Long-term debt and finance leases due within one year	66,736	66,682
Accounts payable	226,785	161,357
Accounts payable - affiliate	41,283	41,283
Customer deposits	60,186	58,718
Provision for rate refund	5,465	9,444
Taxes payable	47,095	7,530
Interest accrued	39,544	15,583
Energy risk management liabilities	1,589	2,453
Regulatory liabilities	46,003	23,509
Deferred compensation	13,695	13,240
Other current liabilities	60,507	49,813
Total current liabilities	608,888	524,612
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	734,717	661,376
Postretirement benefit obligations	320,504	314,653
Regulatory liabilities - deferred taxes, net	99,361	157,056
Deferred lease revenue	33,753	40,657
Intangible liabilities	20,257	24,859
Asset retirement obligations	71,390	27,986
Operating lease liabilities	21,739	23,333
Other deferred credits	25,008	28,627
Total long-term liabilities and deferred credits	1,326,729	1,278,547
Long-term debt and finance leases, net	3,483,804	3,165,387
Total liabilities	5,419,421	4,968,546
Commitments and contingencies (Note 13)
Member’s equity	2,976,386	2,757,023
Total liabilities and member’s equity	$8,395,807	$7,725,569
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021		2020
Operating activities
Net income	$219,059		$109,793
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	195,619		185,496
Provision for credit losses	3,106		6,134
Unearned compensation expense	7,068		5,113
Allowance for equity funds used during construction	(2,703)		(197)
Gain on risk management assets and liabilities, net	(136,024)		(23,254)
Deferred lease revenue	(6,904)		(6,904)
Deferred income taxes	36,513		39,657
Cash surrender value of company-/trust-owned life insurance	(5,223)		3,586
Changes in assets and liabilities
Accounts receivable	(56,922)		(14,683)
Accounts receivable, affiliate	(1,375)		(39)
Unbilled revenue	3,368		(1,297)
Fuel inventory and materials and supplies	(3,198)		(26,747)
Prepayments	(8,573)		(12,895)
Accounts payable	(11,680)		(30,633)
Accounts payable - affiliate	—		1,469
Customer deposits	8,295		4,688
Provision for merger commitments	(1,881)		738
Postretirement benefit obligations	6,262		4,654
Regulatory assets and liabilities, net	(95,294)		(12,264)
Deferred fuel recoveries	(50,986)		(21,076)
Other deferred accounts	(9,163)		(13,799)
Taxes accrued	26,864		30,132
Interest accrued	23,961		21,063
Energy risk management collateral received	8,900		—
Other operating	(9,295)		6,344
Net cash provided by operating activities	139,794		255,079
Investing activities
Additions to property, plant, and equipment	(209,960)		(215,692)
Allowance for equity funds used during construction	2,703		197
Proceeds from sale of property, plant, and equipment	1,445		259
Return of equity investment in investee	5,250		4,000
Other investing	1,469		562
Net cash used in investing activities	(199,093)		(210,674)
Financing activities
Draws on revolving credit facilities	185,000		238,000
Payments on revolving credit facilities	(260,000)		—
Issuances of long-term debt	325,000		125,000
Repayment of long-term debt	—		(11,055)
Payment of financing costs	(4,149)		(4,448)
Other financing	(505)		(456)
Net cash provided by financing activities	245,346		347,041
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	186,047		391,446
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	90,265	(1)	142,595
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$276,312	(2)	$534,041
Supplementary cash flow information
Interest paid, net of amount capitalized	$70,387		$73,714
Income taxes paid (refunded), net	$205		$(2,777)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$45,646		$89,604

(1) Includes cash and cash equivalents of $84,976, current restricted cash and cash equivalents of $4,545, and non-current restricted cash and cash equivalents of $744.
(2) Includes cash and cash equivalents of $273,215, current restricted cash and cash equivalents of $2,352, and non-current restricted cash and cash equivalents of $745.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2020	$2,454,276	$255,739	$(16,657)	$2,693,358
Net income	—	60,297	—	60,297
Other comprehensive income, net of tax	—	—	448	448
Balances, Sept. 30, 2020	$2,454,276	$316,036	$(16,209)	$2,754,103

Balances, June 30, 2021	$2,454,276	$427,692	$(25,588)	$2,856,380
Net income	—	119,910	—	119,910
Other comprehensive income, net of tax	—	—	96	96
Balances, Sept. 30, 2021	$2,454,276	$547,602	$(25,492)	$2,976,386

Balances, Dec. 31, 2019	$2,454,276	$206,243	$(17,513)	$2,643,006
Net income	—	109,793	—	109,793
Other comprehensive income, net of tax	—	—	1,304	1,304
Balances, Sept. 30, 2020	$2,454,276	$316,036	$(16,209)	$2,754,103

Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
Net income	—	219,059	—	219,059
Other comprehensive income, net of tax	—	—	304	304
Balances, Sept. 30, 2021	$2,454,276	$547,602	$(25,492)	$2,976,386
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$357,084	$288,852
Other operations	22,779	17,775
Affiliate revenue	1,380	1,506
Gross operating revenue	381,243	308,133
Electric customer credits	(691)	(16,534)
Operating revenue, net	380,552	291,599
Operating expenses
Fuel used for electric generation	149,127	80,148
Purchased power	38,211	32,096
Other operations and maintenance	56,720	52,595
Depreciation and amortization	43,526	40,268
Taxes other than income taxes	12,891	11,408
Total operating expenses	300,475	216,515
Operating income	80,077	75,084
Interest income	936	789
Allowance for equity funds used during construction	711	144
Other expense, net	(6,106)	(3,408)
Interest charges
Interest charges, net	19,054	18,730
Allowance for borrowed funds used during construction	(545)	(289)
Total interest charges	18,509	18,441
Income before income taxes	57,109	54,168
Federal and state income tax expense	548	18,076
Net income	$56,561	$36,092
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020
Net income	$56,561	$36,092
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $123 in 2021 and $132 in 2020)	350	373
Amortization of interest rate derivatives to earnings (net of tax expense of $22 in both 2021 and 2020)	63	63
Total other comprehensive income, net of tax	413	436
Comprehensive income, net of tax	$56,974	$36,528
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020
Operating revenue
Electric operations	$887,191	$752,925
Other operations	57,674	49,443
Affiliate revenue	4,259	3,852
Gross operating revenue	949,124	806,220
Electric customer credits	(40,429)	(33,974)
Operating revenue, net	908,695	772,246
Operating expenses
Fuel used for electric generation	262,970	205,276
Purchased power	151,499	74,737
Other operations and maintenance	162,448	164,207
Depreciation and amortization	126,534	125,541
Taxes other than income taxes	36,707	33,132
Total operating expenses	740,158	602,893
Operating income	168,537	169,353
Interest income	2,404	2,498
Allowance for equity funds used during construction	2,703	197
Other expense, net	(16,064)	(9,498)
Interest charges
Interest charges, net	56,672	56,401
Allowance for borrowed funds used during construction	(1,280)	(777)
Total interest charges	55,392	55,624
Income before income taxes	102,188	106,926
Federal and state income tax (benefit) expense	(219)	30,770
Net income	$102,407	$76,156
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020
Net income	$102,407	$76,156
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $386 in 2021 and $430 in 2020)	1,095	1,218
Amortization of interest rate derivatives to earnings (net of tax expense of $67 in both 2021 and 2020)	191	191
Total other comprehensive income, net of tax	1,286	1,409
Comprehensive income, net of tax	$103,693	$77,565
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Assets
Utility plant and equipment
Property, plant, and equipment	$6,047,103	$5,824,378
Accumulated depreciation	(2,242,952)	(2,067,362)
Net property, plant, and equipment	3,804,151	3,757,016
Construction work in progress	128,765	110,613
Total utility plant and equipment, net	3,932,916	3,867,629
Current assets
Cash and cash equivalents	156,318	24,846
Restricted cash and cash equivalents	2,352	4,545
Customer accounts receivable (less allowance for credit losses of $1,757 in 2021 and $2,758 in 2020)	68,581	43,852
Accounts receivable - affiliate	13,982	14,605
Other accounts receivable	30,285	27,535
Unbilled revenue	36,759	40,127
Fuel inventory, at average cost	84,534	63,234
Materials and supplies, at average cost	105,090	105,340
Energy risk management assets	6,028	4,337
Accumulated deferred fuel	78,847	28,194
Cash surrender value of company-owned life insurance policies	16,245	16,184
Prepayments	6,815	7,163
Regulatory assets	18,760	13,305
Other current assets	6,382	830
Total current assets	630,978	394,097
Equity investment in investee	3,822	9,072
Prepayments	1,306	1,496
Operating lease right of use assets	24,642	26,006
Note receivable	13,941	14,506
Regulatory assets	623,820	414,535
Other deferred charges	24,616	38,806
Total assets	$5,256,041	$4,766,147
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Liabilities and member’s equity
Member’s equity	$1,911,572	$1,807,879
Long-term debt and finance leases, net	1,825,424	1,502,257
Total capitalization	3,736,996	3,310,136
Current liabilities
Short-term debt	—	75,000
Long-term debt and finance leases due within one year	736	682
Accounts payable	177,356	106,089
Accounts payable - affiliate	69,356	72,068
Customer deposits	60,186	58,718
Provision for rate refund	5,465	8,630
Taxes payable	42,931	4,778
Interest accrued	21,251	5,357
Energy risk management liabilities	1,330	1,121
Regulatory liabilities	46,003	23,509
Other current liabilities	26,940	24,754
Total current liabilities	451,554	380,706
Commitments and contingencies (Note 13)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	670,036	634,598
Postretirement benefit obligations	237,818	230,825
Regulatory liabilities - deferred taxes, net	99,361	157,056
Asset retirement obligations	21,182	11,364
Operating lease liabilities	21,709	23,295
Other deferred credits	17,385	18,167
Total long-term liabilities and deferred credits	1,067,491	1,075,305
Total liabilities and member’s equity	$5,256,041	$4,766,147
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021		2020
Operating activities
Net income	$102,407		$76,156
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	132,986		129,740
Provision for credit losses	3,106		5,746
Unearned compensation expense	1,746		1,135
Allowance for equity funds used during construction	(2,703)		(197)
Deferred income taxes	(1,737)		5,358
Cash surrender value of company-owned life insurance	(61)		1,418
Changes in assets and liabilities
Accounts receivable	(38,558)		(29,942)
Accounts receivable - affiliate	4,187		3,751
Unbilled revenue	3,368		(1,297)
Fuel inventory and materials and supplies	(21,326)		(9,511)
Prepayments	210		1,107
Accounts payable	(4,067)		(22,666)
Accounts payable - affiliate	(2,389)		1,015
Customer deposits	8,295		4,688
Provision for merger commitments	(1,381)		(1,574)
Postretirement benefit obligations	4,910		2,581
Regulatory assets and liabilities, net	(96,785)		(13,755)
Deferred fuel recoveries	(50,986)		(21,076)
Other deferred accounts	(6,394)		(14,490)
Taxes accrued	30,789		50,638
Interest accrued	15,893		13,589
Other operating	(6,807)		5,573
Net cash provided by operating activities	74,703		187,987
Investing activities
Additions to property, plant, and equipment	(202,940)		(205,765)
Allowance for equity funds used during construction	2,703		197
Proceeds from sale of property, plant, and equipment	1,445		259
Return of equity investment in investee	5,250		4,000
Other investing	1,469		562
Net cash used in investing activities	(192,073)		(200,747)
Financing activities
Draws on revolving credit facility	185,000		150,000
Payments on revolving credit facility	(260,000)		—
Issuances of long-term debt	325,000		125,000
Repayment of long-term debt	—		(11,055)
Payment of financing costs	(2,846)		(1,619)
Other financing	(505)		(456)
Net cash provided by financing activities	246,649		261,870
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	129,279		249,110
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	29,391	(1)	80,952
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$158,670	(2)	$330,062
Supplementary cash flow information

Interest paid, net of amount capitalized	$35,065		$34,454
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$45,305		$88,939
(1) Includes cash and cash equivalents of $24,846 and current restricted cash and cash equivalents of $4,545.
(2) Includes cash and cash equivalents of $156,318 and current restricted cash and cash equivalents of $2,352.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2020	$1,776,041	$(21,612)	$1,754,429
Net income	36,092	—	36,092
Other comprehensive income, net of tax	—	436	436
Balances, Sept. 30, 2020	$1,812,133	$(21,176)	$1,790,957

Balances, June 30, 2021	$1,878,478	$(23,880)	$1,854,598
Net income	56,561	—	56,561
Other comprehensive income, net of tax	—	413	413
Balances, Sept. 30, 2021	$1,935,039	$(23,467)	$1,911,572

Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
Net income	76,156	—	76,156
Other comprehensive income, net of tax	—	1,409	1,409
Balances, Sept. 30, 2020	$1,812,133	$(21,176)	$1,790,957

Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
Net income	102,407	—	102,407
Other comprehensive income, net of tax	—	1,286	1,286
Balances, Sept. 30, 2021	$1,935,039	$(23,467)	$1,911,572
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Leases	Cleco and Cleco Power
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting and Financial Instruments	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 9	Income Taxes	Cleco and Cleco Power
Note 10	Disclosures about Segments	Cleco
Note 11	Regulation and Rates	Cleco and Cleco Power
Note 12	Variable Interest Entities	Cleco and Cleco Power
Note 13	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 14	Affiliate Transactions	Cleco and Cleco Power
Note 15	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 16	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 17	Storm Restoration	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

COVID-19 Impacts
In March 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. State and local authorities also subsequently implemented multistep policies to reopen various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. During March and April 2021, due to the reduction in new COVID-19 cases and hospitalizations and the availability of COVID-19 vaccines, the governor of the state of Louisiana reduced restrictions that were previously in effect, eased capacity limits on businesses and social gatherings, and revoked the mandatory, state-wide mask mandate. However, effective August 4, 2021, the state-wide mask mandate was reinstated due to a surge in COVID-19 cases. Due to the decrease in the number of COVID-19 cases, effective October 27, 2021, the mandatory, state-wide mask mandate was once again revoked.
Cleco has modified some of its business operations, as these restrictions have significantly impacted many sectors of the economy. Impacts include record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. Cleco is monitoring the ongoing COVID-19 pandemic and continues to adjust certain business practices to conform to government restrictions and best practices encouraged by the CDC, WHO, OSHA, and other governmental and regulatory authorities. The COVID-19 pandemic may worsen in the U.S. during the upcoming months, which may cause federal, state, and local governments to reconsider restrictions on business and social activities. In the event governments reinstate or increase restrictions, the reopening of the economy may be further curtailed.
On September 9, 2021, the Presidential Administration announced mandatory COVID-19 vaccination plans impacting federal contractors and employees of companies having 100 or more employees. On November 4, 2021, OSHA announced a new emergency temporary standard requiring employers with 100 or more employees to develop, implement, and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo regular COVID-19 testing and wear a face covering at work. Cleco is closely monitoring updates concerning these vaccination mandates and any potential impacts they may have on its businesses and workforce. The impact of these vaccination standards could have an adverse impact on Cleco’s workforce, labor relations, and operations.
In March 2020, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. At September 30, 2021, Cleco Power had a regulatory asset of $3.0 million recorded for expenses incurred related to the executive order, as allowed by the LPSC. While Cleco continues to assess the COVID-19 situation, Cleco cannot predict the full impact that COVID-19, or the significant disruption and volatility currently being experienced in the markets, will have on its business, cash flows, liquidity, financial condition, and results of operations at this time, due to numerous uncertainties. However, the ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the availability, timely distribution and acceptance of effective treatments and vaccines, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
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
These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments that are necessary for a fair statement of the financial position and results of operations of Cleco and Cleco Power. Amounts reported in Cleco and Cleco Power’s interim financial statements are not necessarily indicative of amounts expected for the annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, discrete income tax items, and other factors.
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
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Current
Cleco Katrina/Rita storm recovery surcharge	$1,674	$2,626
Cleco Power’s charitable contributions	678	1,718
Cleco Power’s rate credit escrow	—	201
Total current	2,352	4,545
Non-current
Diversified Lands’ mitigation escrow	22	22
Cleco Cajun’s defense fund	723	722
Total non-current	745	744
Total restricted cash and cash equivalents	$3,097	$5,289

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Current
Cleco Katrina/Rita storm recovery surcharge	$1,674	$2,626
Charitable contributions	678	1,718
Rate credit escrow	—	201
Total restricted cash and cash equivalents	$2,352	$4,545

Prior to the repayment of the storm recovery bonds at their scheduled maturity in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers. As cash was collected, it was restricted for payment of administrative fees, interest, and principal on the storm recovery bonds. In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power to be used to benefit retail customers in a manner and timing as approved by the LPSC.

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
Although Cleco’s service territory experienced a recent economic decline during 2020 and 2021, primarily related to the COVID-19 pandemic and weather-related events, the economic outlook at September 30, 2021, was still within range of its historical credit loss analysis.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2021			FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, beginning of period	$1,334	$1,638	$2,972	$2,758	$1,638	$4,396
Current period provision	567	—	567	3,057	—	3,057
Charge-offs	(730)	—	(730)	(5,172)	—	(5,172)
Recovery	586	—	586	1,114	—	1,114
Balances, Sept. 30, 2021	$1,757	$1,638	$3,395	$1,757	$1,638	$3,395
* Loan held at Diversified Lands that was fully reserved for at September 30, 2021.

	FOR THE THREE MONTHS ENDED SEPT. 30, 2020			FOR THE NINE MONTHS ENDED SEPT. 30, 2020
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, beginning of period	$3,486	$1,638	$5,124	$3,005	$1,250	$4,255
CECL adoption	—	—	—	71	—	71
Current period provision	2,041	—	2,041	5,675	388	6,063
Charge-offs	—	—	—	(4,091)	—	(4,091)
Recovery	54	—	54	921	—	921
Balances, Sept. 30, 2020	$5,581	$1,638	$7,219	$5,581	$1,638	$7,219
* Loan held at Diversified Lands that was fully reserved for at September 30, 2020.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2021	FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,334	$2,758
Current period provision	567	3,057
Charge-offs	(730)	(5,172)
Recovery	586	1,114
Balances, Sept. 30, 2021	$1,757	$1,757

	FOR THE THREE MONTHS ENDED SEPT. 30, 2020	FOR THE NINE MONTHS ENDED SEPT. 30, 2020
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$3,486	$3,005
CECL adoption	—	71
Current period provision	2,041	5,675
Charge-offs	—	(4,091)
Recovery	54	921
Balances, Sept. 30, 2020	$5,581	$5,581

Note 2 — Recent Authoritative Guidance
In March 2020, FASB issued optional guidance, for a limited period of time, that applies to entities meeting certain criteria for the contract modifications or hedging relationships that are referencing LIBOR or another reference rate expected to be discontinued due to reference rate reform. The guidance includes a general principal that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The optional guidance may be applied from March 12, 2020, through December 31, 2022. Management has identified contracts with reference rates that will be discontinued, primarily related to long-term debt obligations. Certain debt contracts have been amended to include fallback provisions that provide substitute reference rates upon the discontinuance of LIBOR, among other amendments. Management will continue to modify contracts to include similar fallback language and expects to apply this guidance on an ongoing basis. Management does not expect this guidance to have a significant impact on the Registrants’ results of operations, financial condition, or cash flows.
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
Cleco Cajun is Cleco’s only entity with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback is included in Other operations within Cleco’s Condensed Consolidated Statement of Income. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three and nine months ended September 30, 2021, and 2020, was as follows:

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Fixed payments	$10,000	$10,000	$30,000	$30,000
Variable payments	4,938	5,190	15,413	15,950
Amortization of deferred lease liability*	2,301	2,301	6,904	6,904
Total lease income	$17,239	$17,491	$52,317	$52,854
* Consists of amortization of the deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

Note 4 — Revenue Recognition
Operating revenue, net for the three and nine months ended September 30, 2021, and 2020, was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$148,522		$—		$—		$—	$148,522
Commercial (1)	82,711		—		—		—	82,711
Industrial (1)	45,446		—		—		—	45,446
Other retail (1)	4,479		—		—		—	4,479
Electric customer credits	(764)		—		—		—	(764)
Total retail revenue	280,394		—		—		—	280,394
Wholesale, net	74,831	(1)	107,501		(2,420)	(2)	—	179,912
Transmission, net	17,235	(3)	17,903		—		(2,217)	32,921
Other	5,618		—		—		—	5,618
Affiliate (4)	1,380		—		32,116		(33,496)	—
Total revenue from contracts with customers	379,458		125,404		29,696		(35,713)	498,845
Revenue unrelated to contracts with customers
Other	1,094	(5)	17,254	(6)	1		—	18,349
Total revenue unrelated to contracts with customers	1,094		17,254		1		—	18,349
Operating revenue, net	$380,552		$142,658		$29,697		$(35,713)	$517,194
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $0.1 million of electric customer credits.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Realized gains associated with FTRs.
(6) Includes $14.9 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

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
(4) Realized gains associated with FTRs.
(5) Includes $15.2 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$348,918		$—		$—		$—	$348,918
Commercial (1)	214,129		—		—		—	214,129
Industrial (1)	119,497		—		—		—	119,497
Other retail (1)	11,925		—		—		—	11,925
Electric customer credits	(40,794)		—		—		—	(40,794)
Total retail revenue	653,675		—		—		—	653,675
Wholesale, net	182,769	(1)	300,415		(7,260)	(2)	—	475,924
Transmission, net	44,530	(3)	46,733	(4)	—		(5,752)	85,511
Other	13,509		—		—		(1)	13,508
Affiliate (5)	4,259		—		85,392		(89,651)	—
Total revenue from contracts with customers	898,742		347,148		78,132		(95,404)	1,228,618
Revenue unrelated to contracts with customers
Other	9,953	(6)	52,362	(7)	4		—	62,319
Total revenue unrelated to contracts with customers	9,953		52,362		4		—	62,319
Operating revenue, net	$908,695		$399,510		$78,136		$(95,404)	$1,290,937
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $0.4 million of electric customer credits.
(4) Includes $0.2 million of electric customer credits.
(5) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(6) Realized gains associated with FTRs.
(7) Includes $45.4 million in lease revenue related to the Cottonwood Sale Leaseback and $6.9 million of deferred lease revenue amortization.

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
Cleco and Cleco Power have unsatisfied performance obligations under contracts with cooperatives and municipalities with durations ranging between 1 and 14 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At September 30, 2021, Cleco and Cleco Power had $65.7 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

Note 5 — Regulatory Assets and Liabilities
Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. In addition, potential deregulation of the industry, or possible future changes in the method of rate regulation of Cleco Power, could require discontinuance of the application of the authoritative guidance on regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Regulatory assets
Acadia Unit 1 acquisition costs	$1,939	$2,019	18.5
Accumulated deferred fuel (1)	78,847	28,194	Various	(2)
AFUDC equity gross-up	67,348	69,670	Various	(3)
Affordability study	13,438	—	10
AMI deferred revenue requirement	2,181	2,591	4
AROs (1)(7)	8,060	5,488
Bayou Vista to Segura deferred revenue requirement (7)	287	—
Coughlin transaction costs	853	876	28
COVID-19 executive order (7)	2,953	2,953
Deferred storm restoration costs - Hurricane Delta (7)	17,866	17,051
Deferred storm restoration costs - Hurricane Ida (7)	36,836	—
Deferred storm restoration costs - Hurricane Laura (7)	56,815	54,406
Deferred storm restoration costs - Hurricane Zeta (7)	3,496	3,493
Deferred storm restoration costs - Winter Storms Uri & Viola (7)	1,974	—
Dolet Hills Power Station closure costs (7)	112,158	48,982
Emergency declarations	—	270	—
Energy efficiency	1,998	2,820	1.5
Financing costs (1)	6,919	7,184	Various	(4)
Interest costs	3,521	3,708	Various	(3)
Lignite Mine closure costs (7)	93,093	—
Madison Unit 3 property taxes (7)	6,272	—
Non-service cost of postretirement benefits	11,662	9,901	Various	(3)
Other	13,247	4,229	Various	(2)
Postretirement costs	149,883	165,437	Various	(5)
Production operations and maintenance expenses	1,998	4,058	Various	(6)
Rodemacher Unit 2 deferred costs (7)	5,519	1,333
St. Mary Clean Energy Center	6,524	3,479	4
Training costs	5,968	6,085	38.5
Tree trimming costs	9,771	11,807	3.5
Total regulatory assets	721,426	456,034
Regulatory liabilities
AFUDC (7)	(6,500)	(4,218)
Corporate franchise tax, net	—	(763)	—
Deferred taxes, net	(138,864)	(175,584)	Various
Total regulatory liabilities	(145,364)	(180,565)
Total regulatory assets, net	$576,062	$275,469
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at September 30, 2021, and December 31, 2020, respectively. All other assets are earning a return on investment.
(2) For more information related to the remaining recovery period, refer to the following disclosures for each specific regulatory asset or liability.
(3) Amortized over the estimated lives of the respective assets.
(4) Amortized over the terms of the related debt issuances.
(5) Amortized over the average service life of the remaining plan participants.
(6) Deferral is recovered over the following three year regulatory period.
(7) Currently not in a recovery period.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Total Cleco Power regulatory assets, net	$576,062	$275,469
2016 Merger adjustments *
Fair value of long-term debt	114,001	119,553
Postretirement costs	13,921	15,411
Financing costs	7,334	7,592
Debt issuance costs	5,004	5,254
Total Cleco regulatory assets, net	$716,322	$423,279
* Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Accumulated Deferred Fuel
In February 2021, Winter Storms Uri and Viola moved through Louisiana causing substantial damage to Cleco’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in wholesale prices of natural gas in the U.S., primarily due to prolonged freezing temperatures. Incremental fuel and purchased power costs were incurred as a result of the winter storms. On March 29, 2021, Cleco Power received approval from the LPSC to defer $50.0 million of these costs and recover them over 12 months through Cleco Power’s FAC beginning in May 2021. For more information about the incremental fuel and purchased power costs related to Winter Storms Uri and Viola, see Note 17 — “Storm Restoration — Winter Storms Uri and Viola.”
Higher lignite and natural gas costs also contributed to the increase in Cleco Power’s accumulated deferred fuel.

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

Bayou Vista To Segura Deferred Revenue Requirement
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. As a result, Cleco Power was allowed to establish a regulatory asset and recover the revenue requirements, including interest at Cleco Power’s weighted average cost of capital, upon the completion of each phase of the Bayou Vista to Segura Transmission project. The northern phase of the project was completed in August 2021. At September 30, 2021, Cleco Power had a regulatory asset of $0.3 million related to deferred revenue associated with the northern phase of the Bayou Vista to Segura Transmission project. The regulatory asset will be amortized over 12 months beginning July 1, 2022.

Deferred Storm Restoration Costs — Hurricane Ida
On August 29, 2021, Hurricane Ida made landfall in southeast Louisiana as a Category 4 storm, causing power outages for approximately 100,000 of Cleco Power’s electric customers located primarily in southeastern Louisiana.
On September 22, 2021, the LPSC approved Cleco Power’s establishment of a regulatory asset to track and defer non-capital expenses associated with the hurricane. For more information about Hurricane Ida, see Note 17 — “Storm Restoration — Hurricane Ida.”

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

Lignite Mine Closure Cost
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for certain lignite costs that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs related to the closure of the mine. At September 30, 2021, Cleco Power had a regulatory asset of $93.1 million for these mine-related incurred costs. For more information on the Oxbow mine, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Madison Unit 3 Property Taxes
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. As a result, beginning July 1, 2022, Cleco Power will be allowed to recover property taxes paid for Madison Unit 3, including a carrying charge at Cleco Power’s weighted average cost of capital, grossed up for income taxes. At September 30, 2021, Cleco Power had a regulatory asset of $6.3 million for the accrued 2021 Madison Unit 3 property taxes. The amount included in the cost recovery mechanism each year will amortize over 12 months.

Other
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan resulting in Cleco Power establishing several regulatory assets. Cleco Power was allowed to establish a regulatory asset to recover the undercollection of revenues related to the Northlake Transmission Agreement capped at $5.7 million. The amount recorded in the regulatory asset at June 30, 2021, began being amortized over 12 months on July 1, 2021. Amounts recorded in the regulatory asset after June 30, 2021, are being amortized over the remaining regulatory period ending June 30, 2022. At September 30, 2021, Cleco Power had a regulatory asset of $4.2 million relating to the Northlake Transmission Agreement.
In addition, the LPSC approved recovery of other previously deferred costs associated with Cleco Power’s

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
recently approved retail rate plan, which began being amortized over four years on July 1, 2021. At September 30, 2021, Cleco Power had a regulatory asset of $3.9 million for deferred costs.
In June 2017, and prior to the approval of Cleco Power’s new retail rate plan, the LPSC approved the establishment of a regulatory asset upon the completion of the Coughlin Pipeline project, for the revenue requirement associated with the project, until Cleco Power’s new retail rate plan was approved. As approved by the LPSC in Cleco Power’s new retail rate plan, the regulatory asset began being amortized over four years on July 1, 2021. At September 30, 2021, Cleco Power had a regulatory asset of $5.1 million related to the deferred revenue associated with the Coughlin Pipeline project.

St. Mary Clean Energy Center
Cleco Power had a regulatory asset for revenue requirements related to the St. Mary Clean Energy Center project. As approved by the LPSC in Cleco Power’s new retail rate plan, the regulatory asset began being amortized over four years on July 1, 2021.

Note 6 — Fair Value Accounting and Financial Instruments
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2021, and December 31, 2020, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT SEPT. 30, 2021		AT DEC. 31, 2020
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,550,179	$3,836,960	$3,230,500	$3,541,349
* The carrying value of long-term debt does not include deferred issuance costs of $14.1 million at
September 30, 2021, and $13.4 million at December 31, 2020.

Cleco Power
	AT SEPT. 30, 2021		AT DEC. 31, 2020
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,820,177	$2,100,029	$1,494,947	$1,794,799
* The carrying value of long-term debt does not include deferred issuance costs of $8.5 million at
September 30, 2021, and $7.0 million at December 31, 2020.
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

Fair Value Measurements and Disclosures
Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value. Cleco elects not to designate derivatives as cash flow or fair value hedges, as allowed by accounting guidance. Cleco utilizes a mark-to-market approach recognizing changes in the fair value of FTRs and commodity derivatives at Cleco Cajun in earnings and changes in the fair value of FTRs at Cleco Power as a component of deferred fuel assets and liabilities. Cleco utilizes different valuation techniques for fair value measurements under a fair value hierarchy. Assets and liabilities classified as Level 1 under the hierarchy utilize observable inputs that reflect quotable prices in active markets. Assets and liabilities classified as Level 2 are measured through proxy inputs of similar index or composite pricing. Assets and liabilities classified as Level 3 under the hierarchy are valued based on unobservable inputs, such as internally generated valuation models or valuations obtained in inactive markets where there is no readily available information. Cleco has consistently applied the Level 2 and Level 3 fair value techniques from fiscal period to fiscal period. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability. During the nine months ended September 30, 2021, and the year ended December 31, 2020, Cleco did not experience any transfers between levels within the fair value hierarchy.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis. These amounts are presented on a gross basis before consideration of amounts netted under master netting agreements and the application of collateral received or paid:

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$252,807	$—	$252,807	$—	$86,001	$—	$86,001	$—
FTRs	9,338	—	—	9,338	4,805	—	—	4,805
Natural gas derivatives*	132,892	—	132,892	—	8,599	—	8,599	—
Total assets	$395,037	$—	$385,699	$9,338	$99,405	$—	$94,600	$4,805
Liability description
FTRs	$1,589	$—	$—	$1,589	$1,625	$—	$—	$1,625
Natural gas derivatives*	—	—	—	—	1,612	—	1,612	—
Total liabilities	$1,589	$—	$—	$1,589	$3,237	$—	$1,612	$1,625
* Natural gas derivatives include fixed price physical forwards and swap transactions.

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Institutional money market funds	$135,763	$—	$135,763	$—	$25,357	$—	$25,357	$—
FTRs	6,028	—	—	6,028	4,337	—	—	4,337
Total assets	$141,791	$—	$135,763	$6,028	$29,694	$—	$25,357	$4,337
Liability description
FTRs	$1,330	$—	$—	$1,330	$1,121	$—	$—	$1,121
Total liabilities	$1,330	$—	$—	$1,330	$1,121	$—	$—	$1,121

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Beginning balance	$7,501	$8,040	$3,180	$5,778
Unrealized gains (losses)*	3,955	4	18,861	(736)
Purchases	619	443	11,426	10,175
Settlements	(4,326)	(3,160)	(25,718)	(9,890)
Ending balance	$7,749	$5,327	$7,749	$5,327
* Cleco Power’s unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized gains (losses) are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Beginning balance	$5,990	$7,511	$3,216	$5,725
Unrealized gains*	1,196	426	545	1,355
Purchases	619	443	9,236	8,219
Settlements	(3,107)	(2,968)	(8,299)	(9,887)
Ending balance	$4,698	$5,412	$4,698	$5,412
* Unrealized gains are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

Cleco Power and Cleco Cajun’s FTRs are valued using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most recent seasonal auction prices is used for monthly valuation. FTRs are categorized as Level 3 fair value measurements because the only relevant value available

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction.
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for
Cleco and Cleco Power as of September 30, 2021, and December 31, 2020:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2021	$9,338	$1,589	RTO auction pricing	FTR price - per MWh	$(8.18)	$9.16
FTRs at Dec. 31, 2020	$4,805	$1,625	RTO auction pricing	FTR price - per MWh	$(3.49)	$4.36

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2021	$6,028	$1,330	RTO auction pricing	FTR price - per MWh	$(3.26)	$9.16
FTRs at Dec. 31, 2020	$4,337	$1,121	RTO auction pricing	FTR price - per MWh	$(3.34)	$4.36

As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of a finite intangible asset relating to the Cleco Power trade name. In August 2021, a wholesale customer that is currently under contract with Cleco Power through March 31, 2024, informed Cleco Power that it was not selected through its RFP process as a provider of load after the first quarter of 2024. Cleco considered this to be a triggering event and determined that the carrying value of the trade name intangible asset may not be recoverable. Therefore, a valuation of the Cleco Power trade name was conducted to test for impairment. A discounted cash flow model utilizing an estimated weighted average cost of capital of 8% was used to determine the fair value of the Cleco Power trade name. As a result, Cleco determined that the fair value of the Cleco Power trade name was less than its carrying value and an impairment of $3.8 million was recognized reducing the carrying value to zero. The fair value measurement of the intangible asset is classified as Level 3 in the fair value hierarchy. For more information on the Cleco Power trade name intangible asset, see Note 15 — “Intangible Assets and Liabilities.”

Concentrations of Credit Risk
At September 30, 2021, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the institutional money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2021, and December 31, 2020:

Cleco
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Cash and cash equivalents	$249,711	$80,712
Current restricted cash and cash equivalents	$2,352	$4,545
Non-current restricted cash and cash equivalents	$744	$744

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Cash and cash equivalents	$133,411	$20,812
Current restricted cash and cash equivalents	$2,352	$4,545

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

Commodity Contracts
On Cleco’s Condensed Consolidated Balance Sheets, the fair value of amounts associated with Cleco Cajun’s derivative instruments are offset with related cash collateral balances with the same counterparty. There were no offsetting amounts at December 31, 2020. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2021, and December 31, 2020:

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT SEPT. 30, 2021						AT DEC. 31, 2020
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET			GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CONTRACT NETTING	COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT	NET ASSET (LIABILITY) ON THE BALANCE SHEET (2)
Commodity-related contracts
FTRs
Current	Energy risk management assets	$9,338	$—	$—	$9,338	$—	$9,338	$4,805
Current	Energy risk management liabilities	(1,589)	—	—	(1,589)	—	(1,589)	(1,625)
Natural gas derivatives
Current	Energy risk management assets	59,648	(1,283)	(8,900)	49,465	(41,098)	8,367	8,276
Non-current	Energy risk management assets	83,427	—	—	83,427	(13,902)	69,525	323
Current	Energy risk management liabilities	(1,283)	1,283	—	—	—	—	(828)
Non-current	Other deferred credits	—	—	—	—	—	—	(784)
Commodity-related contracts, net		$149,541	$—	$(8,900)	$140,641	$(55,000)	$85,641	$10,167
(1) Represents letters of credit by counterparties.
(2) There were no offsetting amounts on or off Cleco’s Condensed Consolidated Balance Sheet at December 31, 2020.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,028	$4,337
Current	Energy risk management liabilities	(1,330)	(1,121)
Commodity-related contracts, net		$4,698	$3,216

At September 30, 2021, cash collateral received from counterparties by Cleco was $8.9 million, all of which was netted against the current portion of Energy risk management assets on Cleco’s Condensed Consolidated Balance Sheet. At December 31, 2020, there was no cash collateral paid or received by Cleco.
The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021, and 2020:

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2021	2020	2021	2020
Commodity-related contracts
FTRs(1)	Electric operations	$1,959	$3,013	$11,167	$6,262
FTRs(1)	Purchased power	(874)	(763)	(8,730)	(1,053)
Natural gas derivatives	Fuel used for electric generation	107,687	20,307	165,584	22,515
Total		$108,772	$22,557	$168,021	$27,724
(1) For the three and nine months ended September 30, 2021, unrealized gains associated with FTRs for Cleco Power of $1.2 million and $0.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2020, unrealized gains associated with FTRs for Cleco Power of $0.4 million and $1.4 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2021	2020	2021	2020
Commodity-related contracts
FTRs(1)	Electric operations	$1,959	$3,013	$11,167	$6,262
FTRs(1)	Purchased power	(822)	(2,326)	(9,236)	(4,397)
Total		$1,137	$687	$1,931	$1,865
(1) For the three and nine months ended September 30, 2021, unrealized gains associated with FTRs of $1.2 million and $0.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2020, unrealized gains associated with FTRs of $0.4 million and $1.4 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
The following table presents the volume of commodity-related derivative contracts outstanding at September 30, 2021, and December 31, 2020, for Cleco and Cleco Power:

Cleco
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT SEPT. 30, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs	MWh	22,794	15,269
Natural gas derivatives	MMBtus	118,712	73,000

Cleco Power
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT SEPT. 30, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs	MWh	14,596	9,521

Note 7 — Debt
On May 21, 2021, Cleco Holdings entered into a $175.0 million revolving credit agreement and a $266.0 million term loan agreement. These agreements replaced Cleco Holdings’ existing revolving credit agreement and term loan agreement. The revolving credit agreement matures on May 21, 2026. Under this agreement, Cleco Holdings is required to maintain total indebtedness less than or equal to 65% of total capitalization. The borrowing costs under this agreement are currently equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively. At September 30, 2021, Cleco Holdings had no borrowings outstanding under its revolving credit agreement. Cleco Holdings’ term loan agreement matures on May 21, 2024 and has an interest rate of LIBOR plus 1.625% or ABR plus 0.625%.
In addition, on May 21, 2021, Cleco Power entered into a $300.0 million revolving credit agreement and a $125.0 million term loan agreement. These agreements replaced Cleco Power’s existing revolving credit agreement and term loan agreement. The revolving credit agreement matures on May 21, 2026. Under this agreement, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. The borrowing costs under this agreement are currently equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively. At September 30, 2021, Cleco Power had no borrowings outstanding under the revolving credit agreement. Cleco Power’s term loan agreement matures on May 21, 2024 and has an interest rate of LIBOR plus 1.25% or ABR plus 0.25%.
On September 10, 2021, Cleco Power completed the issuance and private sale of $325.0 million aggregate principal amount of its floating rate senior notes due 2023. The senior notes include an optional redemption, in whole or in part, at any time on or after March 15, 2022, at 100% of the principal amount of the senior notes. The senior notes bear interest at a rate of three-month LIBOR plus 50 basis points per annum and reset quarterly. The net proceeds from the issuance were used for general limited liability company purposes, including the repayment of borrowings under Cleco Power’s revolving credit agreement. The senior notes are governed by an indenture entered into between Cleco Power and a trustee. The indenture contains certain customary covenants that restrict Cleco Power’s ability to merge, consolidate or transfer or lease all or substantially all of its assets or create or incur certain liens securing indebtedness.

Note 8 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2020, and the funding relief provided by the American Rescue Plan Act, which was signed by the President on March 11, 2021, management estimates that no pension contributions will be required through 2025. Cleco has not made, and does not expect to make, any contributions to the pension plan in 2021.
Cleco Power is the plan sponsor and Support Group is the plan administrator. Benefits under the plan reflect an employee’s years of service, age at retirement, and accrued benefit at retirement.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and nine months ended September 30, 2021, and 2020 were as follows:

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Components of periodic benefit costs
Service cost	$2,629	$2,455	$629	$600
Interest cost	4,667	5,204	317	418
Expected return on plan assets	(5,700)	(6,244)	—	—
Amortizations
Prior period service credit	—	(15)	—	—
Net loss	5,184	4,073	373	362
Net periodic benefit cost	6,780	5,473	1,319	1,380
Special/contractual termination benefits	3,270	—	—	—
Total benefit cost	$10,050	$5,473	$1,319	$1,380

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Components of periodic benefit costs
Service cost	$7,887	$7,365	$1,819	$1,615
Interest cost	14,001	15,612	962	1,238
Expected return on plan assets	(17,101)	(18,731)	—	—
Amortizations
Prior period service credit	—	(45)	—	—
Net loss	15,553	12,222	1,143	1,042
Net periodic benefit cost	20,340	16,423	3,924	3,895
Special/contractual termination benefits	3,270	—	—	—
Total benefit cost	$23,610	$16,423	$3,924	$3,895

Effective September 30, 2021, the pension plan was amended to offer an enhanced pension benefit to certain employees participating in the plan that elect to retire during a certain retirement window. Those certain employees who elected by September 30, 2021, to receive the enhanced pension benefits will receive a 10% increase in calculated pension benefits. This resulted in a special termination benefit cost for Cleco Power and Support Group of $2.4 million and $0.9 million, respectively, included as an expense of the pension plan.
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2021, was $1.8 million and $3.6 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2020, was $0.9 million and $2.6 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021, was $1.2 million and $3.6 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020, was $1.1 million and $3.6 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at September 30, 2021, and December 31, 2020, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Current	$4,463	$4,463
Non-current	$51,306	$51,868

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Current	$3,865	$3,865
Non-current	$40,261	$40,734

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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
Statements of Income. The components of the net periodic benefit cost related to SERP for the three and nine months ended September 30, 2021, and 2020 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Components of periodic benefit costs
Service cost	$59	$100	$174	$300
Interest cost	634	733	1,903	2,199
Amortizations
Prior period service credit	(54)	(54)	(161)	(161)
Net loss	307	796	921	2,388
Net periodic benefit cost	$946	$1,575	$2,837	$4,726

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021, was $0.1 million and $0.4 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020, was $0.2 million and $0.7 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2021, and December 31, 2020, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Current	$4,703	$4,703
Non-current	$90,880	$92,522

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Current	$711	$711
Non-current	$19,240	$19,828
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2021, and 2020 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
401(k) Plan expense	$2,512	$2,356	$7,391	$7,509

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2021, and 2020 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
401(k) Plan expense	$1,185	$996	$3,511	$3,491

Effective September 30, 2021, the 401(k) plan was amended to offer an enhanced 401(k) benefit to certain employees participating in the plan that elect to retire during a certain retirement window. Those certain employees who elected by September 30, 2021, to receive the enhanced 401(k) benefits will receive a one-time contribution up to 30% of the employee’s 2021 base salary in accordance with IRS contribution limits. This resulted in a one-time benefit cost of $0.2 million included as an expense of the 401(k) plan.

Note 9 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and nine months ended September 30, 2021, and 2020:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2021	2020	2021	2020
Effective tax rate	20.3%	29.4%	12.4%	26.8%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2021	2020	2021	2020
Effective tax rate	1.0%	33.4%	(0.2)%	28.8%

For Cleco, the effective income tax rate for the three and nine months ended September 30, 2021, and 2020, were different than the federal statutory rate primarily due to the flow through of tax benefits, including AFUDC; the amortization of excess ADIT; adjustment to record tax expense at the projected annual effective tax rate; adjustments for tax returns as filed; and state tax expense.
For Cleco Power, the effective income tax rate for the three and nine months ended September 30, 2021, and 2020, were different than the federal statutory rate primarily due to the flow through of tax benefits, including AFUDC equity; amortization of excess ADIT; adjustment to record tax expense at the projected annual effective tax rate; adjustments for tax returns as filed; and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At September 30, 2021, and December 31, 2020, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions. Cleco estimates that it is reasonably possible that the balance of unrecognized tax benefits as of September 30, 2021, for Cleco and Cleco Power would be unchanged in the next 12 months. The settlement of open tax years could involve the payment of

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
additional taxes, and/or the recognition of tax benefits, which may have an effect on Cleco’s effective tax rate.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2018, 2019, and 2020, the IRS has completed its review of years 2018 through 2020, and these tax returns were filed consistent with the IRS’s review. The IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2020 and 2021 tax years. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The IRS has accepted Cleco’s application for the Compliance Assurance Process for the 2022 tax year.
The state income tax years 2018, 2019, and 2020 remain open to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three and nine months ended September 30, 2021, and 2020, no penalties were recognized.

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
The CARES Act also includes modifications on the limitations of business interest for the 2019 and 2020 tax years. The modifications increase the allowable business interest deduction from 30% to 50% of adjusted taxable income. Cleco does not have any disallowed interest for the 2020 tax year.

Consolidated Appropriations Act of 2021
In December 2020, the Consolidated Appropriations Act of 2021 (CAA) was signed into law. The CAA includes COVID-19 tax relief and tax extender provisions. These include extensions of time to begin construction on certain solar assets eligible for the Investment Tax Credit (ITC), 100% deductibility of business meals in 2021 and 2022, and an extension of the work opportunity tax credit. The ITC percentage has been increased for projects starting construction through 2023 and placed in service by the end of 2025. Management does not expect the CAA to have a material impact on the Registrants.
Future Tax Reform
Cleco is monitoring the President’s current tax reform proposals, as well as the current proposed infrastructure bill. The proposals have the potential to increase the federal statutory corporate income tax rate from the current rate of 21%. Currently, management is unable to predict the impact of the proposals on the Registrants.
Cleco is also monitoring possible updates related to a decreased Louisiana state corporate income tax rate proposal and a Louisiana state sales tax proposal to be voted on in November 2021.

Note 10 — Disclosures about Segments
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiary. Cleco’s reportable segments are Cleco Power and Cleco Cajun.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO, who is Cleco’s chief operating decision maker, with discrete financial information and, at least quarterly, present discrete financial information to Cleco Holdings’ and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco Holdings’ and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, and an investment subsidiary. There were no changes to Cleco’s existing reportable segments.
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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

Segment Information for the Three Months Ended Sept. 30,
2021 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$357,084	$107,500		$464,584
Other operations	22,779	35,158		57,937
Affiliate revenue	1,380	—		1,380
Electric customer credits	(691)	—		(691)
Operating revenue, net	$380,552	$142,658		$523,210
Net income	$56,561	$86,744		$143,305
Add: Depreciation and amortization	43,526	12,623	(1)	56,149
Less: Interest income	936	4		940
Add: Interest charges	18,509	1,117		19,626
Add: Federal and state income tax expense	548	29,888		30,436
EBITDA	$118,208	$130,368		$248,576
(1) Includes $3.6 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$464,584	$(2,420)		$—	$462,164
Other operations	57,937	1		(2,217)	55,721
Affiliate revenue	1,380	32,116		(33,496)	—
Electric customer credits	(691)	—		—	(691)
Operating revenue, net	$523,210	$29,697		$(35,713)	$517,194
Depreciation and amortization	$56,149	$8,189	(1)	$—	$64,338
Interest income	$940	$43		$(42)	$941
Interest charges	$19,626	$15,044		$(41)	$34,629
Federal and state income tax expense	$30,436	$133		$—	$30,569
Net income (loss)	$143,305	$(23,396)		$1	$119,910
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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

2020 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$388,808	$(2,420)		$—	$386,388
Other operations	49,106	1		(1,510)	47,597
Affiliate revenue	1,506	35,522		(37,028)	—
Electric customer credits	(16,534)	—		—	(16,534)
Operating revenue, net	$422,886	$33,103		$(38,538)	$417,451
Depreciation and amortization	$51,612	$4,497	(1)	$—	$56,109
Interest income	$799	$121		$(10)	$910
Interest charges	$17,957	$16,115		$(12)	$34,060
Federal and state income tax expense (benefit)	$30,334	$(5,260)		$1	$25,075
Net income (loss)	$74,449	$(14,154)		$2	$60,297
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

Segment Information for the Nine Months Ended Sept. 30,
2021 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$887,191	$300,415		$1,187,606
Other operations	57,674	98,851		156,525
Affiliate revenue	4,259	—		4,259
Electric customer credits	(40,429)	244		(40,185)
Operating revenue, net	$908,695	$399,510		$1,308,205
Net income	$102,407	$153,719		$256,126
Add: Depreciation and amortization	126,534	36,614	(2)	163,148
Less: Interest income	2,404	10		2,414
Add: Interest charges	55,392	786		56,178
Add: Federal and state income tax (benefit) expense	(219)	52,561		52,342
EBITDA	$281,710	$243,670		$525,380
Additions to property, plant, and equipment	$202,940	$5,904		$208,844
Equity investment in investees (1)	$3,822	$—		$3,822
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,746,838	$1,212,968		$7,959,806
(1) Balances as of September 30, 2021.
(2) Includes $10.0 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.9) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,187,606	$(7,260)		$(1)	$1,180,345
Other operations	156,525	4		(5,752)	150,777
Affiliate revenue	4,259	85,392		(89,651)	—
Electric customer credits	(40,185)	—		—	(40,185)
Operating revenue, net	$1,308,205	$78,136		$(95,404)	$1,290,937
Depreciation and amortization	$163,148	$17,052	(2)	$(1)	$180,199
Interest income	$2,414	$100		$(98)	$2,416
Interest charges	$56,178	$45,732		$(98)	$101,812
Federal and state income tax expense (benefit)	$52,342	$(21,357)		$—	$30,985
Net income (loss)	$256,126	$(37,068)		$1	$219,059
Additions to property, plant, and equipment	$208,844	$1,116		$—	$209,960
Equity investment in investees (1)	$3,822	$19,099		$(19,099)	$3,822
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$7,959,806	$685,410		$(249,409)	$8,395,807
(1) Balances as of September 30, 2021. (2) Includes $7.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

2020 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$752,925	$273,836		$1,026,761
Other operations	49,443	92,928		142,371
Affiliate revenue	3,852	204		4,056
Electric customer credits	(33,974)	(153)		(34,127)
Operating revenue, net	$772,246	$366,815		$1,139,061
Net income	$76,156	$84,655		$160,811
Add: Depreciation and amortization	125,541	33,385	(2)	158,926
Less: Interest income	2,498	269		2,767
Add: Interest charges	55,624	(353)		55,271
Add: Federal and state income tax expense	30,770	27,280		58,050
EBITDA	$285,593	$144,698		$430,291
Additions to property, plant, and equipment	$205,765	$7,908		$213,673
Equity investment in investees (1)	$9,072	$—		$9,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,256,944	$1,029,812		$7,286,756
(1) Balances as of December 31, 2020.
(2) Includes $9.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.9) million deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

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

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Net income	$119,910	$60,297	$219,059	$109,793
Add: Depreciation and amortization	64,338	56,109	180,199	172,502
Less: Interest income	941	910	2,416	2,964
Add: Interest charges	34,629	34,060	101,812	103,923
Add: Federal and state income tax expense	30,569	25,075	30,985	40,230
Add: Other corporate costs and noncash items (1)	71	(1,078)	(4,259)	6,807
Total segment EBITDA	$248,576	$173,553	$525,380	$430,291
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

Note 11 — Regulation and Rates
Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Cleco Katrina/Rita storm recovery charges	$1,610	$1,617
FERC audit	$—	$1,912
FRP	$1,236	$1,786
Site-specific industrial customer	$611	$710
TCJA	$2,057	$2,057
Transmission ROE	$—	$595

Cleco Katrina/Rita Storm Recovery Charges
Prior to the repayment of the Cleco Katrina/Rita storm recovery bonds in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers to pay administrative fees, interest, and principal on the Cleco Katrina/Rita storm recovery bonds. In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power. As a result, at September 30, 2021, Cleco Power had $1.6 million accrued for amounts to be used to benefit retail customers in a manner and timing as approved by the LPSC. For more information on Cleco Katrina/Rita’s storm recovery, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

FERC Audit
As of September 30, 2021, $4.4 million, including accrued interest, was fully refunded to Cleco Power’s wholesale transmission customers as a combination of refund payments related to the FERC audit findings and a reduction in Attachment O of the MISO tariff and grandfathered agreement rates over the preceding 12 months. For more information about the FERC audit, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

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
Cleco Power filed its monitoring report for the 12 months ended June 30, 2019, on October 31, 2019, indicating that no refund was due. On September 22, 2021, the LPSC approved the 2019 monitoring report indicating no refund was due. Monitoring reports for the 12 months ended June 30, 2020, and 2021, were not required due to the expiration of the 2014 FRP. The next monitoring report will be filed on or before October 31, 2022, for the 12 months ending June 30, 2022.
Cleco Power continued to accrue the annual cost of service savings resulting from the 2016 Merger Commitments through June 30, 2021. Beginning July 1, 2021, the annual cost of service savings are included in Cleco Power’s new retail rate plan. In September 2021, Cleco Power refunded $1.2 million for the period of July 1, 2019, through June 30, 2020. At September 30, 2021, Cleco Power had $1.2 million accrued for the period July 1, 2020, through June 30, 2021, which is expected to be refunded to customers in September 2022.

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
As a result of the delay in the rate case, on July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through November 2020. On November 13, 2020, Cleco Power again received approval for its application to extend the TCJA bill credits from December 1, 2020, until such a time that the rate case was completed. The $7.0 million monthly refund consisted of approximately $4.4 million, which was to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At September 30, 2021, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA.
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers will continue receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At September 30, 2021, Cleco Power had $313.9 million accrued for the excess ADIT, of which $39.5 million is reflected in current regulatory liabilities.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco Power, may collect under the MISO tariff. The complaints covered the period December 2013 through May 2016. As of September 30, 2021, the overcollection due to the change in ROE was fully refunded. For more information on the ROE complaints, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

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
On September 7, 2021, Cleco Power made a filing with the LPSC giving notice of its intent to consider retiring Teche Unit 3, barring any violations of specific applicable reliability standards. Assuming no violations are found, Teche Unit 3 could be retired in 2022. At September 30, 2021, Cleco Power had $4.3 million accrued for the net capital refund for capital expenditures paid for by third parties while operating under the SSR agreement. The capital refund is expected to be paid in early 2022.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2021, consisted of its equity investment of $3.8 million. During the nine months ended September 30, 2021, Cleco Power had a return of equity investment from Oxbow of $5.3 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(15,450)	(10,200)
Total equity investment in investee	$3,822	$9,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Oxbow’s net assets/liabilities	$7,645	$18,145
Cleco Power’s 50% equity	$3,822	$9,072
Cleco Power’s maximum exposure to loss	$3,822	$9,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Operating revenue	$1,486	$2,275	$5,113	$33,266
Operating expenses	1,486	2,275	5,113	33,266
Income before taxes	$—	$—	$—	$—

Prior to June 30, 2020, DHLC mined lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves were intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs. Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. In June 2020, management decided to retire the Dolet Hills Power Station. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. As of September 30, 2021, Cleco Power estimates $1.8 million of its proportionate share of costs will be billed by Oxbow prior to the closure of the Dolet Hills Power Station. For more information on DHLC and the Oxbow mine, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
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
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition, respectively. The fourth amended petition, which remains the operative petition and was filed after the 2016 Merger closed, eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. The defendants filed exceptions seeking dismissal of the fourth amended Petition. In September 2016, the District Court granted the exceptions of no cause of action and no right of action and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. In November 2018, Cleco filed renewed exceptions of no cause of action and res judicata, seeking to dismiss all claims. On December 21, 2018, the court dismissed Cleco Partners and Cleco Holdings as defendants per the agreement of the parties, leaving as the only remaining defendants certain former executive officers and independent directors. The District Court denied the defendants’ exceptions on January 14, 2019. A hearing on the plaintiffs’ motion for certification of a class was scheduled for August 26, 2019; however, prior to the hearing, the parties reached an agreement to certify a limited class. On September 7, 2019, the District Court certified a class limited to shareholders who voted against, abstained from voting, or did not vote on the 2016 Merger. On October 18, 2021, the District Court issued an order consistent with a joint motion by the parties to dismiss all claims against the former independent directors leaving two former executives as the only remaining defendants. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
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
On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power has responded to its first set of data requests. Management is unable to determine the outcome or timing of the audit. For more information on these winter storms, see Note 17 — “Storm Restoration — Winter Storms Uri and Viola.”

Environmental Audit
In 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from its customers certain costs of environmental compliance. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. On October 20, 2021, the LPSC approved the EAC audit for the period January 2018 to December 2019 with no findings. The total amount of environmental expense that was included in the audit was $26.2 million. Cleco Power has EAC filings for January 2020 and thereafter that remain subject to audit. Management is

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
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
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of Mercury and Air Toxics Standards (MATS). These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. However, the EPA concluded that coal- and oil-fired electric generating units would not be removed from the list of regulated sources of hazardous air pollutants and would remain subject to MATS. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. On January 20, 2021, the Presidential Administration issued an executive order directing federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The order specifically directs the EPA to consider issuing a proposed rule to suspend, revise, or rescind the rule. The EPA has not issued a proposed rule, and management is unable to determine when a proposed rule will be issued. The EPA determined the most environmentally protective course is to implement the rules in the executive order. Management is unable to determine whether the outcome of the D.C. Circuit Court of Appeals review or the EPA’s review of the rule as a result of the executive order will result in changes to the MATS standards.

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. On September 27, 2019, Cleco Power received the final audit report, which indicated 12 findings of noncompliance with a combination of FERC accounting and reporting requirements and computation of revenue requirements along with 59 recommendations associated with the audit period. Cleco Power submitted a plan for implementing the audit recommendations on October 28, 2019. Cleco Power also submitted the refund analysis on November 7, 2019, which resulted in a refund related to the FERC audit findings, pending final assessment by the FERC Division of Audits and Accounting, which is expected in the fourth quarter of 2021. As of June 30, 2021, the refund of $4.4 million was fully refunded to Cleco Power’s wholesale transmission customers as a combination of refund payments and a reduction in Attachment O of the MISO tariff and grandfathered agreement rates over the preceding 12 months.

Transmission ROE
In November 2013 and February 2015, customers filed complaints with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints covered the period December 2013 through May 2016 and sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE. However, on November 21, 2019, FERC voted to adopt a new methodology for evaluating base ROE for public utilities under the Federal Power Act. In addition, FERC set the MISO transmission owners’ region-wide base ROE at 9.88% for the refund period covered in the first complaint and going forward. The draft FERC order further found that complainants in the second complaint proceeding failed to show that the 9.88% base ROE was unjust and unreasonable and thus dismissed the second complaint. On May 21, 2020, FERC issued Opinion No. 569-A, which granted rehearing in part of Opinion No. 569, which had revised FERC’s methodology for analyzing the base ROE component of public utility rates under section 206 of the Federal Power Act. Opinion No. 569-A further refines FERC’s ROE methodology and finds that the MISO Transmission Owners’ base ROE should be set at 10.02% instead of 9.88%. Cleco Power is unable to determine when a final FERC Order will be issued. As of September 30, 2021, the overcollection due to the change in the ROE was fully refunded.
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

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for remediation costs, as defined in the policy of insurance, incurred to install selective non-catalytic reduction equipment on Big Cajun II, Unit 3. This installation served a dual purpose of being a prudent utility practice for compliance with environmental laws and aiding in the settlement of a lawsuit, which was brought by the EPA and the Louisiana Department of Environmental Quality against Louisiana Generating, related to Big Cajun II, Units 1 and 2. Entergy Gulf States, as co-owner of Big Cajun II, Unit 3, expected to be allocated a portion of the insurance settlement proceeds. Litigation between Entergy Gulf States and Louisiana Generating ensued to determine Entergy Gulf States’ allocated amount of insurance proceeds, among other claims pursuant to the Joint Ownership Participation and Operating Agreement between Louisiana Generating and Entergy Gulf States. In August 2021, Louisiana Generating and Entergy Gulf States entered an agreement to settle all claims asserted in this litigation. Upon payment of the settlement amount in January 2022, the lawsuit will be dismissed. NRG Energy will indemnify Cleco for losses associated with this litigation matter.
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
regarding matters arising out of the ordinary course of business. As of September 30, 2021, management estimates potential losses to be $1.5 million with respect to one of these matters. Management is unable to estimate any potential losses Cleco Cajun may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2021, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $4.1 million and has accrued this amount.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. As of September 30, 2021, Cleco Power does not expect any payments to be made under this guarantee. The projection is based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of December 31, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for the deferral of certain accelerated mine costs in fuel and related ratemaking treatment. For more information on the Dolet Hills regulatory asset, see Note 5 — “Regulatory Assets and Liabilities — Lignite Mine Closure Cost.” Cleco Power is currently responding to data requests related to the joint filing. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
Cleco has letters of credit to MISO pursuant to energy market requirements. The letters of credit automatically renew each year and have no impact on Cleco Holdings’ or Cleco Power’s revolving credit facility. In February 2021, as a result of Winter Storms Uri and Viola, Cleco Power and Cleco Holdings, on behalf of Cleco Cajun, were required to post collateral with MISO. In March 2021, Cleco Power and Cleco Cajun settled with MISO the purchased power obligations associated with Winter Storms Uri and Viola. MISO returned associated collateral postings of $24.9 million and $6.5 million to Cleco Power and Cleco Holdings, respectively. For more information on these winter storms, see Note 17 — “Storm Restoration — Winter Storms Uri and Viola.”
Generally, neither Cleco Holdings nor Cleco Power has recourse that would enable them to recover amounts paid under their guarantee or indemnification obligations. There are

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
no assets held as collateral for third parties that either Cleco Holdings or Cleco Power could obtain and liquidate to recover amounts paid pursuant to the guarantees or indemnification obligations.

Other Commitments
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The rule established extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, on December 2, 2019, the EPA published a proposed rule that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. The rule was finalized and published in the Federal Register on August 28, 2020. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final rule. During 2021, additional information was submitted to the LDEQ to revise and update Cleco Power’s compliance strategy. Cleco Power and Cleco Cajun have also engaged independent engineering specialists to conduct studies on the efforts and costs expected to be incurred in order to comply with the final CCR rule. During the third quarter of 2021, management received additional information in connection with Cleco Power’s and Cleco Cajun’s compliance strategies resulting in a revision to the estimated cash flows expected to be required to settle the respective AROs. Therefore, Cleco Power and Cleco Cajun recorded an increase of $13.1 million and $35.5 million, respectively, in their ARO balances.
The following tables summarize the net changes in the ARO for Cleco and Cleco Power:

(THOUSANDS)	CLECO CAJUN	CLECO POWER	CLECO
Balance, Dec. 31, 2020	$16,658	$11,364	$28,022
Liabilities settled	(1,316)	$—	(1,316)
Accretion	466	$249	715
Revisions and adjustments	35,540	$13,101	48,641
Balance, Sept. 30, 2021	$51,348	$24,714	$76,062

As part of the Cleco Cajun Transaction, NRG agreed to indemnify Cleco for environmental costs up to $25.0 million associated with the CCR rule. At September 30, 2021, Cleco Cajun recognized indemnification assets totaling $22.1 million. The current portion of the indemnification asset of $1.1 million is reflected in Other current assets and the non-current portion of $21.0 million is reflected in Other deferred charges on Cleco’s Condensed Consolidated Balance Sheet. The indemnification asset is expected to be collected as closure costs are incurred.
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
Cleco Power and Cleco Cajun are participants in the MISO market. Power purchases in the MISO market are made at prevailing market prices, also referred to as LMP. LMP includes a component directly related to congestion on the transmission system and, as a result, can be different based on the location and time of the day the energy is dispatched causing energy costs to increase. Cleco Power and Cleco Cajun use FTRs to mitigate transmission congestion price risks.
On March 1, 2019, Cleco Power began to operate the Dolet Hills Power Station from June through September of each year; however, the Dolet Hills Power Station will continue to be available to operate in other months, if needed. In June 2020, management decided to retire the Dolet Hills Power Station.
In June 2020, Cleco Power remeasured its ARO liabilities due to the expected retirement of the Dolet Hills Power Station. Cleco Power’s ARO liability increased $3.3 million as a result of this remeasurement. At September 30, 2021, Cleco Power’s undivided interest in the Dolet Hills Power Station was $38.6 million and was included in base rates.
Cleco Power made a filing with the LPSC on September 7, 2021, giving notice that the Dolet Hills Power Station will be retired at the end of 2021. Cleco Power anticipates filing in the fourth quarter of 2021 an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station.
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
Fuel costs incurred by the Dolet Hills Power Station are recoverable by Cleco Power through active fuel adjustment clauses. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs as fuel is delivered. As of September 30, 2021, Cleco Power estimates $10.1 million of its proportionate share of costs will be billed by DHLC prior to the closure of the Dolet Hills Power Station. In 2009, Cleco Power acquired an interest in Oxbow, which owns mineral rights and land leases. Under a joint operating agreement pertaining to the Oxbow mineral rights and land leases, Oxbow bills Cleco Power its proportionate share of incurred costs. As of September 30, 2021, Cleco Power estimates $1.8 million of its proportionate share of costs will be

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
billed by Oxbow prior to the closure of the Dolet Hills Power Station. If any of these costs are not recoverable, it could materially impact the Registrants’ results of operations, financial condition, or cash flows.

Note 14 — Affiliate Transactions
At September 30, 2021, and December 31, 2020, Cleco Holdings had an affiliate receivable of $3.0 million and $1.7 million, respectively, from Cleco Group primarily for franchise taxes. At both September 30, 2021, and December 31, 2020, Cleco Holdings had an affiliate payable of $41.3 million to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2021		AT DEC. 31, 2020
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$10,712	$57,825	$10,353	$57,713
Support Group	2,388	11,514	3,248	14,355
Cleco Cajun	882	17	1,004	—
Total	$13,982	$69,356	$14,605	$72,068
Of the affiliate payable balances at September 30, 2021, and December 31, 2020, Cleco Power had $57.6 million payable to Cleco Holdings for the settlement of income taxes.
Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. These costs are included in fuel inventory and are recoverable from Cleco Power customers through the LPSC-established FAC or related wholesale contract provisions. During the three and nine months ended September 30, 2021, Cleco Power recorded $0.7 million and $2.7 million, respectively, of its proportionate share of incurred costs. During the three and nine months ended September 30, 2020, Cleco Power recorded $1.1 million and $16.6 million, respectively, of its proportionate share of incurred costs. At September 30, 2021, and December 31, 2020, Cleco Power had $0.2 million and $0.3 million, respectively, payable to Oxbow. For more information on Cleco Power’s variable interest in Oxbow, see Note 12 — “Variable Interest Entities.”

Note 15 — Intangible Assets and Liabilities
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which included $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset was fully amortized in March 2020 and had no residual value at the end of its life.
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to the Cleco Power trade name and long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. The intangible assets related to the power supply agreements are amortized over the estimated life of each applicable contract ranging between 7 and 19 years, and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
During the third quarter of 2021, Cleco determined that the fair value of the Cleco Power trade name was less than its carrying value and an impairment of $3.8 million was recognized reducing the carrying value to zero. The impairment resulted in an increase in amortization expense and was reflected in Depreciation and amortization on Cleco’s Condensed Consolidated Statements of Income at September 30, 2021. For more information on the the trade name intangible asset impairment, see Note 6 — “Fair Value Accounting and Financial Instruments.”
As a result of the Cleco Cajun Transaction, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the difference between the contract and market price of acquired long-term wholesale power agreements. At the end of their lives, these intangible assets and liabilities will have no residual value. These intangibles are amortized over the estimated life of each applicable contract ranging between 6 and 8 years. The amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. This intangible liability is being amortized using the straight-line method over the estimated life of the LTSA of seven years. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Condensed Consolidated Balance Sheet.
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$—	$—	$517
Trade name	$3,770	$64	$3,897	$191
Power supply agreements	$6,400	$6,400	$19,200	$19,200
Intangible liabilities
LTSA	$871	$871	$2,613	$2,613
Power supply agreements	$389	$882	$1,989	$2,646

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	2021	2020
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$—	$—	$517

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco:

Cleco
(THOUSANDS)	AT SEPT. 30, 2021	AT DEC. 31, 2020
Intangible assets
Trade name	$—	$5,100
Power supply agreements	184,004	184,004
Total intangible assets carrying amount	184,004	189,104
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liability carrying amount	38,300	38,300
Net intangible assets carrying amount	145,704	150,804
Accumulated amortization	(77,326)	(63,932)
Net intangible assets subject to amortization	$68,378	$86,872

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
Cleco conducted its 2021 annual impairment test using an August 1, 2021, measurement date. The fair value of the Cleco Power reporting unit was estimated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and weighted-average cost of capital or discount rate. Changes in these assumptions could materially affect the determination of fair value and goodwill impairment at Cleco Power. Based on the tests performed, management has determined that the fair value of the Cleco Power reporting unit exceeds the carrying value resulting in no impairment of Cleco Power’s goodwill as of August 1, 2021.

Note 16 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2021	FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(25,588)	$(25,796)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	96	304
Balances, Sept. 30, 2021	$(25,492)	$(25,492)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2020	FOR THE NINE MONTHS ENDED SEPT. 30, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(16,657)	$(17,513)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	448	1,304
Balances, Sept. 30, 2020	$(16,209)	$(16,209)

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2021			FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(18,394)	$(5,486)	$(23,880)	$(19,139)	$(5,614)	$(24,753)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	350	—	350	1,095	—	1,095
Reclassification of net loss to interest charges	—	63	63	—	191	191
Balances, Sept. 30, 2021	$(18,044)	$(5,423)	$(23,467)	$(18,044)	$(5,423)	$(23,467)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2020			FOR THE NINE MONTHS ENDED SEPT. 30, 2020
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(15,872)	$(5,740)	$(21,612)	$(16,717)	$(5,868)	$(22,585)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	373	—	373	1,218	—	1,218
Reclassification of net loss to interest charges	—	63	63	—	191	191
Balances, Sept. 30, 2020	$(15,499)	$(5,677)	$(21,176)	$(15,499)	$(5,677)	$(21,176)

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

Note 17 — Storm Restoration

Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco Power’s distribution and transmission systems sustained substantial damage from three separate hurricanes.
Cleco Power’s total storm restoration costs related to the hurricanes is approximately $242.6 million. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 63%, or approximately $152.2 million, of the total restoration costs recorded at September 30, 2021. At September 30, 2021, Cleco Power had regulatory assets for non-capital expenses related to Hurricanes Laura, Delta, and Zeta, as allowed by the LPSC, totaling $78.2 million.
On December 4, 2020, Cleco Power filed an application with the LPSC requesting an interim rate recovery for return on certain storm restoration costs associated with the hurricanes until securitization of such costs can be completed. On May 19, 2021, the LPSC issued an order authorizing Cleco Power to recover $16.0 million annually for interim storm recovery costs. This order is effective until such time that the LPSC issues its order authorizing the recovery of the verified final storm costs and securitization of those costs, which is expected in the first quarter of 2022. Cleco Power began collecting this amount through rates on June 1, 2021.

Winter Storms Uri and Viola
In February 2021, Winter Storms Uri and Viola reached Louisiana causing Cleco’s service territories to experience extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in wholesale prices of natural gas in the U.S., primarily due to prolonged freezing temperatures. Cleco Power’s total storm restoration costs related to Winter Storms Uri and Viola is approximately $10.5 million. The damage to equipment from the storms required replacement, as well as repair of the existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 80%, or approximately $8.4 million, of the estimated total restoration costs recorded at September 30, 2021. At September 30, 2021, Cleco Power had a regulatory asset for the remaining operations and maintenance costs of $2.0 million, as allowed by the LPSC. Cleco Power has requested recovery of these costs through the storm securitization filing that was made with the LPSC on August 5, 2021.
Cleco Power’s incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is approximately $55.0 million. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power has responded to its first set of data requests. Management is unable to determine the outcome or timing of the audit.
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

Hurricane Ida
On August 29, 2021, Hurricane Ida made landfall in southeast Louisiana as a Category 4 storm, causing power outages for approximately 100,000 of Cleco Power’s electric customers located primarily in southeastern Louisiana. By September 11, 2021, power was restored to 100% of customers who could receive power.
Cleco Power’s current estimate of total storm restoration costs related to Hurricane Ida is between $85.0 million and $95.0 million. The damage to equipment from the hurricane required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 56%, or approximately $49.1 million, of the total restoration costs recorded at September 30, 2021. At September 30, 2021, Cleco Power had a regulatory asset for non-capital expenses related to Hurricane Ida, as allowed by the LPSC, totaling $36.8 million.
On September 28, 2021, Cleco Power made a supplemental filing to its application for storm restoration costs securitization to recover costs related to Hurricane Ida.
Storm Securitization
On August 5, 2021, Cleco Power filed testimony with the LPSC relating to securitization of the final storm costs for Hurricanes Laura, Delta, and Zeta, and Winter Storms Uri and Viola, totaling $342.0 million, including the establishment of a newly funded $100.0 million storm reserve to cover future storm costs. On September 28, 2021, Cleco Power filed supplemental testimony with the LPSC relating to storm securitization requesting an additional $100.0 million for a separate storm reserve to cover costs associated with Hurricane Ida. Cleco Power continues to respond to several sets of data requests received from the LPSC related to the securitization filing.
Cleco Power, in line with other impacted utilities, will seek available funds from the U.S. government for relief of costs incurred from Hurricanes Laura, Delta, and Zeta. Cleco Power cannot predict the likelihood that any funding from the U.S. government ultimately will be approved.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2021, and 2020.

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

Significant Events

Hurricane Ida
On August 29, 2021, Hurricane Ida made landfall in southeast Louisiana as a Category 4 storm, causing power outages for approximately 100,000 of Cleco Power’s electric customers located primarily in southeastern Louisiana. By September 11, 2021, power was restored to 100% of customers who could receive power.
Cleco Power’s current estimate of total storm restoration costs related to Hurricane Ida is between $85.0 million and $95.0 million. The damage to equipment from the hurricane required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 56%, or approximately $49.1 million, of the total restoration costs recorded at September 30, 2021. At September 30, 2021, Cleco Power had regulatory assets for non-capital expenses related to Hurricane Ida, as allowed by the LPSC, totaling $36.8 million. For more information on Cleco Power’s storm securitization, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Restoration — Storm Securitization.”

Winter Storms Uri and Viola
In February 2021, Winter Storms Uri and Viola reached Louisiana causing Cleco’s service territories to experience extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in wholesale prices of natural gas in the U.S., primarily due to prolonged freezing temperatures.
Cleco Power’s total storm restoration costs related to Winter Storms Uri and Viola is approximately $10.5 million. The damage to equipment from the storms required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 80%, or approximately $8.4 million, of the estimated total restoration costs recorded at September 30, 2021. At September 30, 2021, Cleco Power had a regulatory asset for the remaining operations and maintenance costs of $2.0 million, as allowed by the LPSC. Cleco Power has requested recovery of these costs through the storm securitization filing that was made with the LPSC on August 5, 2021.
Cleco Power’s incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is approximately $55.0 million. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power has responded to its first set of data requests. Management is unable to determine the outcome or timing of the audit.

Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco Power’s distribution and transmission systems sustained substantial damage from three separate hurricanes.
Cleco Power’s total storm restoration costs related to the hurricanes is approximately $242.6 million. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 63%, or approximately $152.2 million, of the total restoration costs recorded at September 30, 2021. At September 30, 2021, Cleco Power had regulatory assets for non-capital expenses related to Hurricanes Laura, Delta, and Zeta, as allowed by the LPSC, totaling $78.2 million.
On December 4, 2020, Cleco Power filed an application with the LPSC requesting an interim rate recovery for return on certain storm restoration costs associated with the hurricanes until securitization of such costs can be completed. On May 19, 2021, the LPSC issued an order authorizing Cleco Power to recover $16.0 million annually for interim storm recovery costs. This order is effective until such time that the LPSC issues its order authorizing the recovery of the verified final storm costs and securitization of those costs, which is expected in the first quarter of 2022. Cleco Power began collecting this amount through rates on June 1, 2021. For more information on Cleco Power’s storm securitization, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Restoration — Storm Securitization.”

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
COVID-19
In March 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19. These restrictions significantly impacted many sectors of the economy with record levels of unemployment driven by businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. State and local authorities also subsequently implemented multistep policies to reopen various sectors of the economy such as retail establishments, health and personal care businesses, and restaurants, among others. During March and April 2021, due to the reduction in new COVID-19 cases and hospitalizations and the availability of COVID-19 vaccines, the governor of the state of Louisiana reduced restrictions that were previously in effect, eased capacity limits on businesses and social gatherings, and revoked the mandatory, state-wide mask mandate. However, effective August 4, 2021, the state-wide mask mandate was reinstated due to a surge in COVID-19 cases. Due to the decrease in the number of COVID-19 cases, effective October 27, 2021, the mandatory, state-wide mask mandate was once again revoked.
Cleco is monitoring the ongoing COVID-19 pandemic and continues to adjust certain business practices to conform to government restrictions and best practices encouraged by the CDC, WHO, OSHA, and other governmental and regulatory authorities. The first priority in Cleco’s response to this crisis has been the health and safety of its employees, its customers, and other business counterparties. Cleco has implemented preventative measures and developed corporate response plans to minimize unnecessary risk of exposure and prevent infection, while supporting its customers’ operations to the best of its ability in the circumstances.
On September 9, 2021, the Presidential Administration announced mandatory COVID-19 vaccination plans impacting federal contractors and employees of companies having 100 or more employees. On November 4, 2021, OSHA announced a new emergency temporary standard requiring employers with 100 or more employees to develop, implement, and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo regular COVID-19 testing and wear a face covering at work. Cleco is closely monitoring updates concerning these vaccination mandates and any potential impacts they may have on its businesses and workforce. The impact of these vaccination standards could have an adverse impact on Cleco’s workforce, labor relations, and operations.
Beginning on March 13, 2020, and as a result of an LPSC executive order, Cleco Power suspended the assessment of late fees, disconnections, and the utilization of collection agencies to help customers facing financial challenges related to the COVID-19 pandemic. Cleco resumed disconnections and late fees beginning October 1, 2020, as allowed by the LPSC. On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of the regulatory asset as well as the lost revenue associated with the disconnection fees and incremental costs. At September 30, 2021, Cleco Power had a regulatory asset of $3.0 million for expenses incurred. Cleco expects LPSC approval for the recovery of the regulatory asset in the first half of 2022.
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

Future Tax Reform
Cleco is monitoring the President’s current tax reform proposals, as well as the current proposed infrastructure bill. The proposals have the potential to increase the federal statutory corporate income tax rate from the current rate of 21%. Currently, management is unable to predict the impact of the proposals on the Registrants.
Cleco is also monitoring possible updates related to a decreased Louisiana state corporate income tax rate proposal and a Louisiana state sales tax proposal to be voted on in November 2021.

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
In 2021, a wholesale customer that is currently under contract with Cleco Power through March 31, 2024, conducted a request for proposal for load beginning April 1, 2024, in which Cleco Power participated. In August 2021, the wholesale customer informed Cleco Power that it was not selected as a

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
provider of load after the first quarter of 2024 and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Power subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the wholesale customer’s notice. The certification process is ongoing, and the LPSC procedural schedule extends into the third quarter of 2022. Cleco Power will continue to support the process and cannot predict the outcome of the process. Failure to recontract this or other agreements may affect jurisdictional retail rates that will be subject to review by the LPSC in conjunction with Cleco Power’s next rate case.

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 48 miles of 230 kilovolt transmission line, a 230/138 kilovolt substation, and three substation expansions in south Louisiana. The project is expected to cost approximately $125.7 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. As part of Cleco Power’s new retail rate plan, the LPSC approved the establishment of a regulatory asset and recovery of the revenue requirements associated with the Bayou Vista to Segura Transmission project upon completion of each phase of the project. Construction has already been completed on expansions to existing substations. The northern phase was completed in August 2021, and the southern phase is expected to be completed in the fourth quarter of 2021. At September 30, 2021, Cleco Power had a regulatory asset of $0.3 million for recovery of the revenue requirements for the northern phase of the project. As of September 30, 2021, Cleco Power had spent $108.1 million on the project.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment utilizing new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases. In January 2019, Cleco Power initiated the project. As of September 30, 2021, Cleco Power had spent $29.1 million on the project.

Other
Cleco Power is working to secure load growth opportunities that include renewing existing franchises and wholesale contracts, pursuing new wholesale contracts and franchises, and adding new retail load opportunities with large industrial, commercial, and residential loads. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government and military, wood and paper, health care, information technology, transportation, and other manufacturing. Failure to renew existing franchises and wholesale contracts could have a material adverse effect on Cleco Power’s results of operations, financial condition, cash flows, and liquidity.

Cleco Cajun
Cleco Cajun has 12 power purchase agreements totaling approximately 2,100 MW with a mixture of cooperatives, municipal bodies, and a utility. Cleco Cajun routinely seeks to grow the amount of power sold pursuant to these existing agreements. These contracts provide Cleco Cajun with predictable cash flow and market risk mitigation through at least the first quarter of 2025 but may prevent Cleco Cajun from taking advantage of rising market rates for power.
In 2020, a group of cooperatives, which are currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for load after 2025 in which Cleco Cajun participated. In March 2021, the group of cooperatives informed Cleco Cajun that it was not selected as a provider of load after the first quarter of 2025 and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Cajun subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the cooperatives’ notice. The certification process is ongoing, and the LPSC procedural schedule extends into the first quarter of 2022. Cleco Cajun continues to advance its position in the process and cannot predict the outcome of the process. Failure to recontract these or other agreements could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows, and liquidity as early as 2025.
In 2021, a separate cooperative, which is currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for load after March 27, 2025, in which Cleco Cajun participated. In August 2021, the cooperative informed Cleco Cajun that it was not selected as a provider of load after the first quarter of 2025 and filed a notice with the LPSC requesting certification of the results of the request for proposal. Cleco Cajun subsequently filed a notice of intervention with the LPSC requesting further review prior to the potential certification of the cooperative’s notice. The certification process is ongoing, and the LPSC procedural schedule extends into the third quarter of 2022. Cleco Cajun will continue to support the process and cannot predict the outcome of the process. Failure to recontract this or other agreements could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows, and liquidity as early as 2025.
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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2021, and 2020

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue, net	$517,194	$417,451	$99,743	23.9%
Operating expenses	325,629	295,699	(29,930)	(10.1)%
Operating income	191,565	121,752	69,813	57.3%
Interest income	941	910	31	3.4%
Allowance for equity funds used during construction	711	144	567	393.8%
Other expense, net	(8,109)	(3,374)	(4,735)	(140.3)%
Interest charges	34,629	34,060	(569)	(1.7)%
Federal and state income tax expense	30,569	25,075	(5,494)	(21.9)%
Net income	$119,910	$60,297	$59,613	98.9%

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

Operating Revenue, Net
Operating revenue, net increased $99.7 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $70.9 million of higher fuel cost recovery revenue, $15.8 million of lower electric customer credits, and $5.0 million of higher other operations revenue at Cleco Power. Also contributing to the increase was $7.5 million of higher electric operations revenue and $3.8 million of higher other operations revenue at Cleco Cajun. These increases were partially offset by $2.7 million of lower base revenue at Cleco Power.

Operating Expenses
Operating expenses increased $29.9 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $70.9 million of higher recoverable fuel and purchased power expense, $4.2 million of higher non-recoverable fuel and purchased power expense, $4.1 million of higher other operations and maintenance expense, and $3.3 million of higher depreciation and amortization expense at Cleco Power. Also contributing to the increase was $13.3 million of higher purchased power expense at Cleco Cajun and $3.7 million for the impairment loss on the Cleco Power trade name intangible asset at Cleco Holdings. These increases were partially offset by $73.8 million of lower fuel used for electric generation at Cleco Cajun.

Other Expense, Net
Other expense, net increased $4.7 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $3.4 million of higher pension non-service costs at Cleco Power and $1.7 million for the decrease in cash surrender value of certain trust-owned life insurance policies as a result of less favorable market conditions at Cleco Holdings.

Income Taxes
Federal and state income tax expense increased $5.5 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $13.5 million for the change in pretax income, excluding AFUDC equity, $3.3 million for state tax expense, and $3.1 million for the flow through of state tax benefits. These increases were partially offset by $11.0 million for adjustments to tax returns as filed, $2.0 million to record tax expense at the projected annual effective tax rate, and $1.3 million for the amortization of excess ADIT.
The estimated annual effective income tax rates used during the third quarter of 2021 and 2020 for Cleco may not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Base	$182,928	$185,597	$(2,669)	(1.4)%
Fuel cost recovery	174,156	103,255	70,901	68.7%
Electric customer credits	(691)	(16,534)	15,843	95.8%
Other operations	22,779	17,775	5,004	28.2%
Affiliate revenue	1,380	1,506	(126)	(8.4)%
Operating revenue, net	380,552	291,599	88,953	30.5%
Operating expenses
Recoverable fuel and purchased power	174,332	103,426	(70,906)	(68.6)%
Non-recoverable fuel and purchased power	13,006	8,818	(4,188)	(47.5)%
Other operations and maintenance	56,720	52,595	(4,125)	(7.8)%
Depreciation and amortization	43,526	40,268	(3,258)	(8.1)%
Taxes other than income taxes	12,891	11,408	(1,483)	(13.0)%
Total operating expenses	300,475	216,515	(83,960)	(38.8)%
Operating income	80,077	75,084	4,993	6.6%
Interest income	936	789	147	18.6%
Allowance for equity funds used during construction	711	144	567	393.8%
Other expense, net	(6,106)	(3,408)	(2,698)	(79.2)%
Interest charges	18,509	18,441	(68)	(0.4)%
Federal and state income tax expense	548	18,076	17,528	97.0%
Net income	$56,561	$36,092	$20,469	56.7%

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,109	1,159	(4.3)%
Commercial	738	741	(0.4)%
Industrial	537	481	11.6%
Other retail	34	32	6.3%
Total retail	2,418	2,413	0.2%
Sales for resale	866	917	(5.6)%
Total retail and wholesale customer sales	3,284	3,330	(1.4)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$95,368	$98,236	(2.9)%
Commercial	48,246	48,539	(0.6)%
Industrial	22,902	21,470	6.7%
Other retail	2,928	2,800	4.6%
Surcharge	—	(2)	100.0%
Total retail	169,444	171,043	(0.9)%
Sales for resale	13,484	14,554	(7.4)%
Total base revenue	$182,928	$185,597	(1.4)%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2021 CHANGE
	2021	2020	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,591	1,604	1,511	(0.8)%	5.3%

Base
Base revenue decreased $2.7 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $11.1 million of lower rates as a result of the implementation of Cleco Power’s new retail rate plan. The lower rates are largely due to TCJA bill credits that will expire in 2024. This decrease was partially offset by $4.6 million of new interim rate recovery for return on certain storm costs relating to Hurricanes Laura, Delta, and Zeta, and $3.6 million of higher revenue due to the absence of impacts from lower usage as a result of Hurricane Laura in 2020.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 75% of Cleco Power’s total fuel cost during the third quarter of 2021 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of these costs through Cleco Power’s FAC over a period of 12 months beginning in May 2021. Cleco Power’s incremental fuel and purchased power costs were also impacted by higher costs of lignite at the Dolet Hills Power Station. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits decreased $15.8 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to lower refunds for the federal tax-related benefits of the TCJA as a result of the settlement of Cleco Power’s retail rate case. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — TCJA.”

Other Operations Income
Other operations income increased $5.0 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $2.2 million of higher transmission revenue, $1.4 million of higher forfeited discounts, and $0.7 million of higher reconnection fees.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $4.2 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher MISO transmission costs.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $4.1 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $3.4 million of higher routine distribution maintenance expense, largely the result of Hurricane Ida, $2.6 million of higher customer services expenses relating to an increase in temporary staffing and increased collection efforts, $1.1 million of higher routine generation maintenance expenses, and $1.2 million of higher generation operations expenses. These amounts were partially offset by $3.1 million of lower expenses related to employee benefits and $1.5 million of lower uncollectible expenses due to collections on the deferred financing arrangements entered into as a result of COVID-19.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.3 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher normal recurring additions to fixed assets.

Other expense, net
Other expense, net increased $2.7 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher pension non-service costs as a result of a special termination benefit relating to an enhanced pension benefit amendment. For more information on the enhanced pension benefit amendment, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Pension Plan and Employee Benefits — Pension Plan and Other Benefits.”

Income Taxes
Federal and state income tax expense decreased $17.5 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $10.7 million for adjustments to tax returns as filed, $8.5 million to record tax expense at the projected annual effective tax rate, and $1.3 million for the amortization of excess ADIT. These decreases were partially offset by $3.1 million for the flow through of state tax benefits.
The estimated annual effective income tax rates used during the third quarter of 2021 and 2020 for Cleco Power may not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Cajun
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Electric operations	$107,500	$99,956	$7,544	7.5%
Other operations	35,158	31,331	3,827	12.2%
Operating revenue, net	142,658	131,287	11,371	8.7%
Operating expenses
Fuel used for electric generation	(79,809)	(6,006)	73,803	*
Purchased power	65,382	52,104	(13,278)	(25.5)%
Other operations and maintenance	24,174	22,205	(1,969)	(8.9)%
Depreciation and amortization	11,333	10,547	(786)	(7.5)%
Taxes other than income taxes	3,844	2,320	(1,524)	(65.7)%
Total operating expenses	24,924	81,170	56,246	69.3%
Operating income	117,734	50,117	67,617	134.9%
Interest income	4	10	(6)	(60.0)%
Other income, net	11	4	7	175.0%
Interest charges	1,117	(484)	(1,601)	(330.8)%
Federal and state income tax expense	29,888	12,258	(17,630)	(143.8)%
Net income	$86,744	$38,357	$48,387	126.1%
* Not meaningful

Electric Operations
Electric operations revenue increased $7.5 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $10.1 million of higher fuel rates, partially offset by $3.1 million for the expiration of a power supply agreement in May 2021.

Other Operations Income
Other operations income increased $3.8 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher transmission revenue from wholesale customers.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $73.8 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $65.7 million of higher mark-to-market gains on gas related derivative contracts, $21.7 million of settlements related to gas swaps activity, and $7.5 million of lower natural gas consumption due to higher natural gas prices. These decreases were partially offset by $19.8 million of higher coal consumption which was largely the result of higher generating unit dispatch.

Purchased Power
Purchased power increased $13.3 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher costs of purchased power from MISO and higher usage.

Income Taxes
Federal and state income tax expense increased $17.6 million during the third quarter of 2021 compared to the third quarter of 2020 primarily due to $13.9 million for the change in pretax income and $3.4 million for state tax expense.
The effective income tax rates for the third quarters of 2021 and 2020 were 25.6% and 23.4%, respectively. The

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
estimated annual effective income tax rates used during the third quarter of 2021 and 2020 for Cleco Cajun may not be indicative of the full-year income tax rates.

Comparison of the Nine Months Ended September 30, 2021, and 2020

Cleco
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue, net	$1,290,937	$1,122,782	$168,155	15.0%
Operating expenses	929,088	856,170	(72,918)	(8.5)%
Operating income	361,849	266,612	95,237	35.7%
Interest income	2,416	2,964	(548)	(18.5)%
Allowance for equity funds used during construction	2,703	197	2,506	*
Other expense, net	(15,112)	(15,827)	715	4.5%
Interest charges	101,812	103,923	2,111	2.0%
Federal and state income tax expense	30,985	40,230	9,245	23.0%
Net income	$219,059	$109,793	$109,266	99.5%
*Not meaningful

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.
Operating Revenue, Net
Operating revenue, net increased $168.2 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $132.2 million of higher fuel cost recovery revenue and $8.2 million of higher other operations revenue at Cleco Power. Also contributing to the increase was $26.6 million of higher electric operations income and $5.9 million of higher other operations revenue at Cleco Cajun. These increases were partially offset by $6.5 million of higher electric customer credits at Cleco Power.

Operating Expenses
Operating expenses increased $72.9 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $131.7 million of higher recoverable fuel and purchased power expense, $3.6 million of higher taxes other than income taxes, and $2.7 million of higher non-recoverable fuel and purchased power expense at Cleco Power. Also contributing to the increase was $52.1 million of higher purchased power expense, $5.5 million of higher other operations and maintenance expense, and $2.6 million of higher depreciation and amortization expense at Cleco Cajun and $3.7 million for the impairment loss on the Cleco Power trade name intangible asset at Cleco Holdings. These increases were partially offset by $125.7 million of lower fuel expense at Cleco Cajun.

Allowance for equity funds used during construction
Allowance for equity funds used during construction increased $2.5 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher AFUDC rates driven by the timing of the election of the FERC modified formula authorized in March 2020.

Interest Charges
Interest charges decreased $2.1 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 primarily due to lower rates on Cleco Holdings’ variable rate debt incurred in connection with the 2016 Merger.

Income Taxes
Federal and state income tax expense decreased $9.2 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $21.9 million for the amortization of excess ADIT, $11.0 million for adjustments to tax returns as filed, and $5.8 million to record tax expense at the projected annual effective tax rate. These decreases were partially offset by $20.4 million for the change in pretax income, excluding AFUDC equity, $5.5 million for state tax expense, and $3.2 million for the flow through of state tax benefits.
The estimated annual effective income tax rates used during the nine months ended September 30, 2021, and 2020 for Cleco might not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Base	$499,653	$497,589	$2,064	0.4%
Fuel cost recovery	387,538	255,336	132,202	51.8%
Electric customer credits	(40,429)	(33,974)	(6,455)	(19.0)%
Other operations	57,674	49,443	8,231	16.6%
Affiliate revenue	4,259	3,852	407	10.6%
Operating revenue, net	908,695	772,246	136,449	17.7%
Operating expenses
Recoverable fuel and purchased power	387,730	256,017	(131,713)	(51.4)%
Non-recoverable fuel and purchased power	26,739	23,996	(2,743)	(11.4)%
Other operations and maintenance	162,448	164,207	1,759	1.1%
Depreciation and amortization	126,534	125,541	(993)	(0.8)%
Taxes other than income taxes	36,707	33,132	(3,575)	(10.8)%
Total operating expenses	740,158	602,893	(137,265)	(22.8)%
Operating income	168,537	169,353	(816)	(0.5)%
Interest income	2,404	2,498	(94)	(3.8)%
Allowance for equity funds used during construction	2,703	197	2,506	*
Other expense, net	(16,064)	(9,498)	(6,566)	(69.1)%
Interest charges	55,392	55,624	232	0.4%
Federal and state income tax (benefit) expense	(219)	30,770	30,989	100.7%
Net income	$102,407	$76,156	$26,251	34.5%
* Not meaningful

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,897	2,843	1.9%
Commercial	1,968	1,959	0.5%
Industrial	1,564	1,417	10.4%
Other retail	98	94	4.3%
Total retail	6,527	6,313	3.4%
Sales for resale	2,253	2,289	(1.6)%
Total retail and wholesale customer sales	8,780	8,602	2.1%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2021	2020	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$241,433	$239,196	0.9%
Commercial	142,075	143,516	(1.0)%
Industrial	65,083	61,220	6.3%
Other retail	8,380	8,146	2.9%
Surcharge	—	2,440	(100.0)%
Total retail	456,971	454,518	0.5%
Sales for resale	42,682	43,071	(0.9)%
Total base revenue	$499,653	$497,589	0.4%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2021 CHANGE
	2021	2020	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	985	615	942	60.2%	4.6%
Cooling degree-days	2,715	2,866	2,531	(5.3)%	7.3%

Base
Base revenue increased $2.1 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $5.9 million of new interim rate recovery for return on certain storm costs relating to Hurricanes Laura, Delta, and Zeta, $4.7 million of higher usage from colder winter weather, and $3.6 million of higher revenue due to the absence of impacts from lower usage as a result of Hurricane Laura in 2020. These increases were partially offset by $10.0 million of lower rates as a result of the implementation of Cleco Power’s new retail rate plan. The lower rates are largely due to TCJA bill credits that will expire in 2024. Also offsetting these increases is the absence of $2.4 million of Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco
Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 74% of Cleco Power’s total fuel cost during the first nine months of 2021 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of these costs through Cleco Power’s FAC over a period of 12 months beginning in May 2021. Cleco Power’s incremental fuel and purchased power costs were also impacted by higher costs of lignite at the Dolet Hills Power Station. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits increased $6.5 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher refunds for the federal tax-related benefits of the TCJA. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue increased $8.2 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $4.5 million of higher transmission revenue, $1.7 million of higher reconnection fees, and $1.6 million of higher forfeited discounts.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $2.7 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $1.5 million of higher fuel costs largely due to the winter storms in 2021, and $1.3 million of higher MISO transmission costs.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $1.8 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $5.9 million of lower fees for outside services mostly relating to START project expenses, audit services, and consulting expenses, $5.6 million of lower expenses related to employee benefits, $2.7 million of lower uncollectible expense due to collections on the deferred financing arrangements entered into as a result of COVID-19, and $1.8 million of lower distribution operations expense. These decreases were partially offset by $6.5 million of higher routine distribution maintenance expenses largely the result of Hurricane Ida and $3.1 million of higher customer service expenses relating to an increase in temporary staffing and increased collection efforts. Also offsetting these decreases were $1.0 million of higher administrative and general maintenance expenses, $0.9 million of higher generating outage maintenance expenses, and $0.8 million of higher generating routine maintenance expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $1.0 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $3.6 million of higher normal recurring additions to fixed assets, partially offset by $2.2 million for the absence of amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita storm recovery bonds in March 2020.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $3.6 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $1.7 million of higher property taxes and $1.4 million of higher franchise taxes.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $2.5 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher AFUDC rates driven by the timing of the election of the FERC modified formula authorized in March 2020.

Other Expense, Net
Other expense, net increased $6.6 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $5.3 million of higher pension non-service costs as a result of a lower discount rate and a special termination benefit relating to an enhanced pension benefit amendment. Also contributing to the increase was $1.0 million for disallowed costs as a result of the settlement of Cleco Power’s retail rate case. For more information on the enhanced pension benefit amendment, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Pension Plan and Employee Benefits — Pension Plan and Other Benefits.”

Income Taxes
Federal and state income tax benefit increased $31.0 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $21.9 million for the amortization of excess ADIT, $10.7 million for adjustments to tax returns as filed, and $1.7 million for the change in pretax income, excluding AFUDC equity. These increases were partially offset by $3.2 million for the flow through of state tax benefits.
The estimated annual effective income tax rates used during the nine months ended June 30, 2021, and 2020 for Cleco might not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Cajun
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Electric operations	$300,415	$273,836	$26,579	9.7%
Electric customer credits	244	(153)	397	259.5%
Other operations	98,851	92,928	5,923	6.4%
Affiliate revenue	—	204	(204)	(100.0)%
Operating revenue, net	399,510	366,815	32,695	8.9%
Operating expenses
Fuel used for electric generation	(112,350)	13,366	125,716	940.6%
Purchased power	190,825	138,744	(52,081)	(37.5)%
Other operations and maintenance	68,398	62,894	(5,504)	(8.8)%
Depreciation and amortization	33,567	30,995	(2,572)	(8.3)%
Taxes other than income taxes	11,366	9,585	(1,781)	(18.6)%
Total operating expenses	191,806	255,584	63,778	25.0%
Operating income	207,704	111,231	96,473	86.7%
Interest income	10	269	(259)	(96.3)%
Other (expense) income, net	(648)	82	(730)	(890.2)%
Interest charges	786	(353)	(1,139)	(100.0)%
Federal and state income tax expense	52,561	27,280	(25,281)	(92.7)%
Net income	$153,719	$84,655	$69,064	81.6%

Electric Operations
Electric operations revenue increased $26.6 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $16.6 million of higher fuel rates, $5.5 million of higher MISO make-whole payments, $4.8 million of higher load volumes, $3.3 million of higher capacity contract rates, and $1.3 million for the absence of a 2020 customer demand adjustment. These amounts were partially offset by $2.6 million of lower MISO pass-through recoveries and $2.0 million for the expiration of a power supply agreement in May 2021.

Other Operations Revenue
Other operations revenue increased $5.9 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher transmission revenue.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $125.7 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
to $112.3 million of higher mark-to-market gains on gas related derivative contracts, $30.8 million of settlements related to gas swaps activity, and $14.2 million of lower natural gas consumption due to higher natural gas prices. These decreases were partially offset by $28.9 million of higher coal consumption which was largely the result of higher generating unit dispatch.

Purchased Power
Purchased power increased $52.1 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher costs of purchased power from MISO largely the result of Winter Storms Uri and Viola and higher usage.

Other Operations and Maintenance Expense
Other operations and maintenance increased $5.5 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $7.9 million of higher generating outage maintenance expense, partially offset by $2.2 million of lower generation operations expense.

Depreciation and Amortization
Depreciation and amortization increased $2.6 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to normal recurring additions to fixed assets.
Income Taxes
Federal and state income tax expense increased $25.3 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to $19.8 million for the change in pretax income and $5.2 million for state tax expenses.
The effective income tax rates for the nine months ended June 30, 2021, and 2020 were 25.5% and 24.5%, respectively. These estimated annual effective income tax rates for Cleco Cajun may not be indicative of the full-year income tax rates.

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
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three and nine months ended September 30, 2021, and 2020:

	FOR THE THREE MONTHS ENDED SEPT. 30,
	2021			2020
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$56,561	$86,744		$36,092	$38,357
Add: Depreciation and amortization	43,526	12,623	(1)	40,268	11,344	(2)
Less: Interest income	936	4		789	10
Add: Interest charges	18,509	1,117		18,441	(484)
Add: Federal and state income tax (benefit) expense	548	29,888		18,076	12,258
EBITDA	$118,208	$130,368		$112,088	$61,465
(1) Includes $3.6 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE NINE MONTHS ENDED SEPT. 30,
	2021			2020
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$102,407	$153,719		$76,156	$84,655
Add: Depreciation and amortization	126,534	36,614	(1)	125,541	33,385	(2)
Less: Interest income	2,404	10		2,498	269
Add: Interest charges	55,392	786		55,624	(353)
Add: Federal and state income tax expense	(219)	52,561		30,770	27,280
EBITDA	$281,710	$243,670		$285,593	$144,698
(1) Includes $10.0 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.9) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $9.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.9) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2021:

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

Following Hurricane Ida in August 2021, S&P revised its outlook on Cleco Holdings and Cleco Power to negative from stable. This revision was attributable to Cleco Power’s ongoing exposure to severe weather, including hurricanes, S&P’s expectation for weaker financial measures due to delayed recovery of most of the costs related to the 2020 hurricanes, the incurrence of additional costs related to Hurricane Ida, as well as Cleco’s lack of access to public equity markets. S&P expects that financial measures will remain weak until Cleco Power receives authorization from the LPSC to issue storm restoration financing. It is possible that S&P could revise their outlook to stable if Cleco’s financial measures materially strengthen without any weakening in its business risk profile, which may occur upon the completion of the storm restoration costs securitization expected in early 2022. However, the risk of significant weather events may continue to influence rating agencies’ perception of risk, and could potentially impact the thresholds that Cleco Holdings and Cleco Power are held to, which could have subsequent implications for their respective capital structures in the future.
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

Global and U.S. Economic Environment
Global and domestic economic conditions may have an impact on Cleco’s business and financial condition. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. During periods of capital market volatility, the availability of capital could be limited and the costs of capital may increase for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates to which the Registrants have been exposed have been beneficial to debt issuances; however, lower rates have negatively affected interest income for the Registrants’ short-term investments.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan, which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers will continue receiving bill credits resulting from the TCJA. For more information on the regulatory impact of the TCJA, see

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates.”

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting and Financial Instruments.”

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

Debt

Cleco
At September 30, 2021, Cleco had no short-term debt outstanding under its $475.0 million revolving credit facilities. Cleco had $75.0 million of short-term debt outstanding at December 31, 2020.
At September 30, 2021, Cleco’s long-term debt and finance leases outstanding totaled $3.55 billion, of which $66.7 million was due within one year. The long-term debt due within one year at September 30, 2021, primarily represents $66.0 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. Cleco Holdings repaid the $66.0 million of principal payments on October 29, 2021. Long-term debt increased by $318.5 million from December 31, 2020, primarily due to the issuance of $325.0 million floating rate senior notes on September 10, 2021 by Cleco Power. For more information on the senior notes, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt.”
Cash and cash equivalents available at September 30, 2021, were $273.2 million combined with $475.0 million available revolving credit facility capacity ($175.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $748.2 million. For more information on the credit facility capacity, see “— Credit Facilities.”
At September 30, 2021, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting and Financial Instruments.”
At September 30, 2021, and December 31, 2020, Cleco had a working capital surplus of $413.8 million and $140.3 million, respectively. The $273.5 million increase in working capital is primarily due to:

•a $188.2 million increase in cash and cash equivalents primarily due to the issuance of $325.0 million floating rate senior notes by Cleco Power, partially offset by payments made on Cleco Power’s revolving credit facility,
•a $75.0 million decrease in short-term debt due to repayment of Cleco Power’s revolving credit facility,
•a $50.7 million increase in accumulated deferred fuel, excluding Cleco Power FTRs, primarily due to additional deferrals through a fuel surcharge at Cleco Power for incremental costs related to Winter Storms Uri and Viola,
•a $44.0 million increase in energy risk management assets, excluding Cleco Power FTRs, primarily due to market value changes on gas-related derivative contracts at Cleco Cajun,
•a $31.9 million increase in customer accounts receivable primarily due to an increase in fuel cost recovery mainly due to Winter Storms Uri and Viola, as well as an increase in usage due to the hot weather conditions, partially offset by payments made by Cleco Power’s customers on their payment plans originating in 2020 as a result of COVID-19,
•a $13.8 million increase in other accounts receivable primarily due to the settlement of gas-related derivative contracts at Cleco Cajun, and
•a $12.2 million increase in other current assets primarily due to timing of employee benefit payments.

These increases in working capital were partially offset by:

•a $64.0 million increase in accounts payable, excluding Cleco Power FTR purchases, primarily due to an increase in storm accruals and payables related to the restoration efforts for Hurricane Ida,
•a $39.6 million increase in taxes payable primarily due to accruals of property taxes,
•a $24.0 million increase in interest accrued primarily due to timing of interest payments on long-term debt, and
•a $22.5 million increase in regulatory liabilities primarily due to the reclassification of the short-term portion of the regulatory liability related to the TCJA, partially offset by credits to Cleco Power’s customers for the TCJA refunds.

Cleco Holdings
At September 30, 2021, and December 31, 2020 Cleco Holdings had no short-term debt outstanding.
At September 30, 2021, Cleco Holdings’ long-term debt outstanding was $1.61 billion, of which $66.0 million was due within one year. The long-term debt due within one year at September 30, 2021, represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. Cleco Holdings repaid the $66.0 million of principal payments on October 29, 2021.
At September 30, 2021, Cleco Holdings had no borrowings outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holdings’

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at September 30, 2021.
Cash and cash equivalents available at Cleco Holdings at September 30, 2021, were $25.4 million, combined with $175.0 million revolving credit facility capacity for total liquidity of $200.4 million.

Cleco Power
At September 30, 2021, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.” Cleco Power had $75.0 million short-term debt outstanding at December 31, 2020. Following the restoration efforts for Hurricanes Laura, Delta, Zeta, and Ida, Cleco Power believes it has sufficient liquidity to meet its current obligations using a combination of cash on hand and available capacity under its revolving credit facilities. On August 5, 2021, Cleco Power filed testimony with the LPSC relating to securitization of the final storm costs for Hurricanes Laura, Delta, and Zeta, and Winter Storms Uri and Viola, totaling $342.0 million, which included the establishment of a newly funded $100.0 million storm reserve to cover future storm costs. In addition, on September 28, 2021, Cleco Power made a supplemental filing to its application requesting an additional $100.0 million for a separate storm reserve to cover costs associated with Hurricane Ida. The approval order for the securitization is anticipated in December 2021, with the financing order to follow in January 2022, and the securitization to be complete by March 2022. For more information on Hurricanes Laura, Delta, Zeta, and Ida, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Restoration.” Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. There were no amounts outstanding under the uncommitted line of credit at September 30, 2021.
On September 10, 2021, Cleco Power completed the issuance and private sale of $325.0 million aggregate principal amount of its floating rate senior notes due June 15, 2023. The proceeds from the issuance were used for general limited liability company purposes, which included the repayment of $245.0 million of borrowings under its revolving credit agreement.
At September 30, 2021, Cleco Power’s long-term debt outstanding was $1.83 billion, of which $0.7 million was due within one year. Cleco Power’s long-term debt increased $323.2 million from December 31, 2020, primarily due to the issuance of $325.0 million floating rate senior notes on September 10, 2021 by Cleco Power. For more information on the senior notes, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt.”
Cash and cash equivalents available at September 30, 2021, were $156.3 million, combined with $300.0 million revolving credit facility capacity for total liquidity of $456.3 million.
At September 30, 2021, and December 31, 2020, Cleco Power had a working capital surplus of $179.4 million and a surplus of $13.4 million, respectively. The $166.0 million increase in working capital is primarily due to:

•a $131.5 million increase in cash and cash equivalents primarily due to the issuance of $325.0 million floating rate senior notes, partially offset by payments made on the revolving credit facility,
•a $75.0 million decrease in short-term debt due to repayment of the revolving credit facility,
•a $50.7 million increase in accumulated deferred fuel, excluding FTRs, primarily due to additional deferrals through a fuel surcharge for incremental costs related to Winter Storms Uri and Viola,
•a $24.7 million increase in customer accounts receivable primarily due to an increase in fuel cost recovery mainly due to Winter Storms Uri and Viola, as well as an increase in usage due to the hot weather conditions, partially offset by payments made by Cleco Power’s customers on their payment plans originating in 2020 as a result of COVID-19, and
•a $21.3 million increase in fuel inventory primarily due to decreases in usage, as well as higher per unit costs of both lignite and petroleum coke.

These increases in working capital were partially offset by:

•a $69.9 million increase in accounts payable, excluding FTR purchases, primarily due to an increase in storm accruals and payables related to the restoration efforts for Hurricane Ida,
•a $38.2 million increase in taxes payable primarily due to accruals of property taxes,
•a $22.5 million increase in regulatory liabilities primarily due to the reclassification of the short-term portion of the regulatory liability related to the TCJA, partially offset by credits to Cleco Power’s customers for the TCJA refunds, and
•a $15.9 million increase in interest accrued primarily due to timing of interest payments on long-term debt.
Credit Facilities
At September 30, 2021, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with no outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. These revolving credit agreements were entered into on May 21, 2021, and replaced the respective existing agreements. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At September 30, 2021, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At September 30, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At September 30, 2021, Cleco Power was in compliance with the covenants of its revolving credit facility. At September 30, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At September 30, 2021, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At September 30, 2021, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cleco Consolidated Cash Flows
Net Operating Cash Flow
Net cash provided by operating activities was $139.8 million and $255.1 million during the nine months ended September
30, 2021, and 2020, respectively. Net cash provided by operating activities decreased $115.3 million primarily due to:

•higher fuel costs of $92.5 million at Cleco Power primarily related to accelerated mine closure costs,
•higher recoverable fuel and purchased power costs of $29.9 million primarily associated with Winter Storms Uri and Viola not yet collected from Cleco Power customers,
•lower collections from Cleco Cajun’s customers of $16.4 million due to timing of receipts,
•lower collections from Cleco Cajun’s joint owners of $16.2 million primarily due to timing of receipts for their portions of generating station expenditures,
•lower collections from Cleco Power’s joint owners of $5.1 million primarily due to timing of receipts for their portions of generating station expenditures, and
•the absence of Cleco Katrina/Rita storm restoration surcharge collections from Cleco Power customers of $2.4 million as a result of the final principal and interest payments on the Cleco Katrina/Rita storm recovery bonds in March 2020.

These decreases were partially offset by:

•lower payments for fuel inventory at Cleco Cajun of $36.5 million due to lower coal deliveries,
•lower operations and maintenance payments related to storm restoration activities of $12.5 million at Cleco Power,
•lower payments for fuel inventory at Cleco Power of $4.1 million primarily due to lower gas purchases, and
•lower payments for employee benefits of $3.2 million.

Net Investing Cash Flow
Net cash used in investing activities was $199.1 million and $210.7 million during the nine months ended September 30, 2021, and 2020, respectively. Net cash used in investing activities decreased $11.6 million primarily due to:

•lower additions to property, plant, and equipment, net of AFUDC, of $8.2 million,
•lower returns of equity investment in investees of $1.3 million, and
•higher proceeds from sale of property, plant, and equipment of $1.2 million.

Net Financing Cash Flow
Net cash provided by financing activities was $245.3 million and $347.0 million during the nine months ended September 30, 2021, and 2020, respectively. Net cash provided by financing activities decreased $101.7 million primarily due to:

•higher payments on revolving credit facilities of $260.0 million,
•the absence of borrowing a $125.0 million term loan at Cleco Power in August 2020, and
•lower draws on revolving credit facilities of $53.0 million.

These decreases were partially offset by:

•the issuance of $325.0 million floating rate senior notes at Cleco Power in September 2021 and
•the absence of the final repayment of Cleco Katrina/Rita storm recovery bonds of $11.1 million.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $74.7 million and $188.0 million during the nine months ended September 30, 2021, and 2020, respectively. Net cash provided by operating activities decreased $113.3 million primarily due to:

•higher fuel costs of $92.5 million primarily related to accelerated mine closure costs,
•higher recoverable fuel and purchased power costs of $29.9 million primarily associated with Winter Storms Uri and Viola not yet collected from customers,
•lower collections from joint owners of $5.1 million primarily due to timing of receipts for their portions of generating station expenditures,and
•the absence of Cleco Katrina/Rita storm restoration surcharge collections from customers of $2.4 million as a result of the final principal and interest payments on the Cleco Katrina/Rita storm recovery bonds in March 2020.

These decreases were partially offset by:

•lower operations and maintenance payments related to storm restoration activities of $12.5 million and
•lower payments for fuel inventory of $4.1 million primarily due to lower gas purchases.

Net Investing Cash Flow
Net cash used in investing activities was $192.1 million and $200.7 million during the nine months ended September 30, 2021, and 2020, respectively. Net cash used in investing activities decreased $8.6 million primarily due to:

•lower additions to property, plant, and equipment, net of AFUDC, of $5.3 million,
•lower returns of equity investment in investees of $1.3 million, and
•higher proceeds from sale of property, plant, and equipment of $1.2 million.

Net Financing Cash Flow
Net cash provided by financing activities was $246.6 million and $261.9 million during the nine months ended September 30, 2021, and 2020, respectively. Net cash provided by financing activities decreased $15.3 million primarily due to:

•higher payments on revolving credit facilities of $260.0 million,
•the absence of borrowing a $125.0 million term loan in August 2020, and
•lower draws on revolving credit facilities of $53.0 million.
These decreases were partially offset by:

•the issuance of $325.0 million floating rate senior notes in September 2021 and
•the absence of the final repayment of Cleco Katrina/Rita storm recovery bonds of $11.1 million.

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

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks due to a physical attack or cyber attack or other event could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Information and Supply Chain Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each month, management provides cybersecurity updates to Cleco’s Asset Management Committee. Cleco’s third party providers are susceptible to data breaches, which could potentially allow an attacker to compromise the third party servers on which the products run. Cleco could have potential impacts to the confidentiality, integrity, or availability of its data or systems. The third party providers and Cleco investigate data breach incidents. Past instances have resulted in no negative impacts to Cleco’s confidentiality, integrity, or availability of its data or systems. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Operational Risks — Technology and Terrorism Threats” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Regulatory and Other Matters

Environmental Matters
Cleco is subject to extensive environmental regulation by federal, state, and local authorities and is required to comply

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
with numerous environmental laws and regulations, and to obtain and comply with numerous governmental permits in operating its facilities. In addition, existing environmental laws, regulations, and permits could be revised or reinterpreted; new laws and regulations could be adopted or become applicable to Cleco or its facilities; and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, water and/or waste management. Cleco may incur significant additional costs to comply with these revisions, reinterpretations, and requirements. Cleco Power could then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or FRP. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
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

Regional Haze State Implementation Plan (SIP)
The Clean Air Act contains a regional haze program with the goal of returning Class I Federal areas of the nation to natural visibility by 2064. States are required to develop a SIP and revise it every ten years. A SIP must include requirements for the installation of Best Available Retrofit Technology (BART) for applicable electrical generating units in Louisiana. The EPA issued a final approval of the Louisiana SIP for the first planning phase in December 2017. Although the approval was appealed to the U.S. Court of Appeals for the Fifth Circuit by multiple organizations, the court denied all the challenges to the EPA’s approval of the Louisiana Regional Haze SIP. Because the Louisiana SIP mandates use of existing controls and participation in the CSAPR as BART, Cleco does not believe the Louisiana SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants. The second planning period for the regional haze program covers the period from 2018 through 2028 and requires states to adopt SIPs that make reasonable further progress toward achieving natural visibility conditions in Class I Federal areas. The LDEQ published a proposed SIP for the second planning period in April 2021 for public comment and may be subject to revision upon further review by the LDEQ. The proposal does not call for new controls on any state sources but relies upon existing consent decrees and expected source retirements to achieve reasonable progress in reducing emissions and improving visibility in Class I Federal areas. The SIP for the second planning phase has not been submitted to the EPA. Until the LDEQ determines what the reasonable progress requirements are for Cleco units and completes its update of the SIP and the EPA approves the SIP, Cleco is unable to predict if the second phase SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

CPP and ACE
On January 19, 2021, the D.C. Circuit Court of Appeals ruled that the EPA’s repeal of the CPP and its 2019 promulgation of ACE were unlawful. Therefore, the court issued an order to vacate and remand the ACE rule to the EPA. On February 22, 2021, the court granted the EPA’s unopposed motion for a partial stay of the issuance of the mandate on vacating the CPP repeal ordering that it will withhold issuance of the mandate with respect to the vacatur of the CPP repeal until the EPA responds to the court’s remand by promulgating a new rule to regulate greenhouse gas emissions from existing electric generating units. This means that the CPP will not take effect during the EPA’s rulemaking process. In addition, on March 5, 2021, the court issued the partial mandate effectuating the court’s vacatur of the ACE rule which makes effective the court’s decision to vacate the ACE rule. At the end of April 2021, several parties filed petitions for a writ of certiorari asking the U.S. Supreme Court to review the decision by the D.C. Circuit Court of Appeals. On October 29, 2021, the U.S. Supreme Court granted four petitions for certiorari asking the Court to review the decision by the D.C. Circuit Court of Appeals to vacate and remand the ACE Rule.

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

Water Quality
The Clean Water Act requires the EPA to periodically review and, if appropriate, revise technology-based effluent limitations guidelines for categories of industrial facilities, including power generating facilities.
On October 13, 2020, the EPA published final revisions to the Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category rule (ELG rule) that revised the technology-based effluent limitation guidelines and standards applicable to flue gas desulfurization and bottom ash transport waste waters. The rule also allows a unit to come into compliance with the ELG rule by qualifying as an electric generating unit that will achieve permanent cessation of coal combustion by December 31, 2028. Under this compliance option, Cleco submitted a Notice of Planned Participation by the October 13, 2021, submittal deadline for the Dolet Hills Power Station, Rodemacher Unit 2, and Big Cajun II Unit 1.
Solid Waste Disposal
On January 20, 2021, the President issued an executive order which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The administration also released a nonexhaustive list of agency actions to be reviewed, which includes the CCR rules promulgated in July 2018, August 2020, and November 2020. It is now indicated on the EPA coal ash rule website that the EPA completed review of the three CCR rules in response to the executive order. The EPA determined that the most environmentally protective course is to implement these rules.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
For more information on Cleco’s compliance with the coal combustion residual rules, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments.”

Retail Rates of Cleco Power

Base Rates
Effective July 1, 2021, Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC on June 16, 2021. For more information on the new FRP, see Note 11 — “Regulation and Rates — FRP.”

Fuel Rates
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. Management is unable to determine the outcome or timing of these audits. For more information on the FAC and the most recent fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audits.”

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

Transmission Rates
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints covered the period December 2013 through May 2016. For more information about the ROE complaints, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”
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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
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

Integrated Resource Plan (IRP)
On October 20, 2021, Cleco Power filed its request with the LPSC to initiate its next IRP process. Cleco Power is scheduled to file its initial data assumptions to be used in its IRP analysis in February 2022. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders with the first stakeholders meeting proposed to take place in March 2022. The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis. The IRP is used as a guide in future decision-making and does not represent firm operational commitments.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and is enforced by state law. These franchises are for fixed terms, which vary from 10 years to more than 50 years. Historically, Cleco Power has been successful in the timely renewal of substantially all franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in April 2022.
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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

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
At September 30, 2021, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At September 30, 2021, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%.
At September 30, 2021, Cleco Holdings had a $266.0 million long-term variable rate bank term loan outstanding at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 1.715%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.7 million on an annualized basis. The weighted average rate for all outstanding term loan debt at Cleco Holdings for the nine months ended September 30, 2021, was 1.87%.
At September 30, 2021, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. At September 30, 2021, Cleco Power’s borrowing costs under its $300.0 million revolving credit facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
At September 30, 2021, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of 1.34%. The weighted average rate for the outstanding term loan debt at Cleco Power for the nine months ended September 30, 2021, was 1.36%.
At September 30, 2021, Cleco Power had $325.0 million long-term floating rate senior notes outstanding. These notes bear interest at a rate of three-month LIBOR plus 50 basis points per annum, for an initial all-in interest rate of 0.616%. The weighted average rate for the outstanding floating rate senior notes at Cleco Power for the nine months ended September 30, 2021, was 0.62%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $4.5 million on an annualized basis.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s pretax earnings of $7.2 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q
reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco Power and Cleco Cajun’s financial performance can be impacted by changes in commodity prices that impact fuel costs, generation revenues, and customer supply costs and customer revenues. Cleco’s risk management policies and procedures authorize hedging commodity price risk with physical or financially settled derivative instruments within approved guidelines and limits of authority. Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
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
During the nine months ended September 30, 2021, Cleco Cajun entered into gas-related derivative contracts including fixed price physical forwards and financially settled swap transactions. These are included in natural gas derivatives in the following tables.
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2021:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT SEPT. 30, 2021
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET			GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CONTRACT NETTING	COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$9,338	$—	$—	$9,338	$—	$9,338
Current	Energy risk management liabilities	(1,589)	—	—	(1,589)	—	(1,589)
Natural gas derivatives
Current	Energy risk management assets	59,648	(1,283)	(8,900)	49,465	(41,098)	8,367
Non-current	Energy risk management assets	83,427	—	—	83,427	(13,902)	69,525
Current	Energy risk management liabilities	(1,283)	1,283	—	—	—	—
Non-current	Other deferred credits	—	—	—	—	—	—
Commodity-related contracts, net		$149,541	$—	$(8,900)	$140,641	$(55,000)	$85,641
(1) Represents letters of credit by counterparties.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,028
Current	Energy risk management liabilities	(1,330)
Commodity-related contracts, net		$4,698
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
The following table presents the VaR of other commodity derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED SEPT. 30, 2021			FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	AT SEPT. 30, 2021	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$16,393	$16,393	$7,685	$9,846	$16,393	$7,199	$9,318

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 6 — Fair Value Accounting and Financial Instruments — Commodity Contracts.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of September 30, 2021. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in
SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
4.1
Indenture, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 10, 2021).

4.2
Supplemental Indenture No. 1, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 10, 2021).

4.3
Form of Note (included in Supplemental Indenture No. 1, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed September 10, 2021).

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

CLECO POWER
4.1
Indenture, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 10, 2021).

4.2
Supplemental Indenture No. 1, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 10, 2021).

4.3
Form of Note (included in Supplemental Indenture No. 1, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed September 10, 2021).

31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2021 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ F. Tonita Laprarie
F. Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 5, 2021