Form 10-K
period 2021-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2022-03-08
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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

CLECO
CLECO POWER	2021 FORM 10-K
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

CLECO
CLECO POWER	2021 FORM 10-K

GLOSSARY OF TERMS
References in Part III, Item 11 in this filing to “the Company” mean Cleco Corporate Holdings LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ACE	Affordable Clean Energy
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
Big Cajun II, Unit 1	A 580-MW coal-fired generating unit at Cleco Cajun’s plant site in New Roads, Louisiana.
Big Cajun II, Unit 3	A 588-MW coal-fired generating unit at Cleco Cajun’s plant site in New Roads, Louisiana. Cleco Cajun has a 58% ownership interest in the capacity of Big Cajun II, Unit 3.
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CCR	Coal combustion by-products or residual
CDC	Centers for Disease Control and Prevention
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC (formerly Cleco Energy LLC, a wholly owned subsidiary of Cleco Holdings) and its subsidiaries
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MAM, BCI, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
CO2	Carbon dioxide
Como 1	Como 1, L.P., currently known as Cleco Partners
Consent Decree	The Consent Decree, entered March 5, 2013, in Civil Action No. 09-100-JJB-DLD, U.S. District Court for the Middle District of Louisiana, by and among the EPA, the LDEQ, and Louisiana Generating relating to Big Cajun II, Unit 1 located in New Roads, Louisiana
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana

CLECO
CLECO POWER	2021 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station. The Dolet Hills Power Station was retired on December 31, 2021.
EAC	Environmental Adjustment Clause
EAF	Equivalent Availability Factor
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
EGU	Electric Generating Unit
EFORd	Equivalent Forced Outage Rate on demand
EMT	Executive Management Team
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESG	Environmental, Social, and Governance
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream. Cleco Evangeline LLC was dissolved effective July 29, 2021.
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LCFC	Lost Contribution to Fixed Cost
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Plan
LTSA
Long-Term Parts and Service Agreement between Cottonwood Energy and a third party, dated January 19, 2001, that Cleco Cajun assumed as a result of the Cleco Cajun Transaction to provide maintenance services related to the Cottonwood Plant

Madison Unit 3	A 641-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana
MAM	Macquarie Asset Management
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit

CLECO
CLECO POWER	2021 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
NSPS	New Source Performance Standards
OSHA	Occupational Safety and Health Administration
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Paris Agreement	The Paris Agreement, often referred to as the Paris Accords or the Paris Climate Accords, is an international treaty on climate change, adopted in 2015. It covers climate change mitigation, adaptation, and finance.
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021.
ppb	Parts per billion
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
ROIC	Return on Invested Capital
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SAIDI	System Average Interruption Duration Index
SEC	U.S. Securities and Exchange Commission
SERC	SERC Reliability Corporation
SERP	Supplemental Executive Retirement Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
START	Strategic Alignment and Real-Time Transformation
STIP	Short-Term Incentive Plan
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2021 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Annual Report on Form 10-K, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on greenhouse gas emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation, technological advances, a shift in demand, or legal action,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts, and Cleco Power’s ability to recover restoration costs associated with these events,
•the ability of Cleco’s customers to continue paying their utility bills due to rising costs related to fuel, hurricanes, ice storms, or other events,
•economic conditions in Cleco’s service areas, including the economy’s effects on customer demand for utility services,
•Cleco’s ability to recontract existing power purchase agreements or secure future power purchase agreements with wholesale customers,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the effect of the trend toward distributed generation at customer sites, the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•failure to meet expectations and report progress on ESG initiatives, as well as the increased focus on and activism related to ESG, could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, or increased distributed generation,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal proceedings and other contingencies,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance cost, and Cleco’s ability to obtain insurance,

CLECO
CLECO POWER	2021 FORM 10-K
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2021, and 2020 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report on Form 10-K.
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

CLECO
CLECO POWER	2021 FORM 10-K

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
Cleco Power is a regulated electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. Cleco Power owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 291,000 customers in Louisiana through its retail business. Additionally, Cleco Power supplies wholesale power in Louisiana and Mississippi. Cleco Power was organized as a limited liability company under the laws of the state of Louisiana on December 12, 2000. Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana.
Cleco Cajun, organized as a limited liability company on December 28, 2017, under the laws of the state of Louisiana, is an unregulated electric utility that owns 14 generating units with a total rated capacity of 3,379 MW and wholesale contracts serving a mixture of electric cooperatives, municipal bodies, and a utility. On February 4, 2019, Cleco Cajun acquired South Central Generating as a result of the Cleco Cajun Transaction. For more information on the Cleco Cajun Transaction, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Business Combinations.”
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

HUMAN CAPITAL
Cleco’s key human capital management objectives are to attract, retain, and develop top talent while providing a diverse, inclusive, healthy, and safe workplace. Cleco’s programs are designed to create a high-performing, diverse workforce; reward and support employees through competitive pay and benefits, as well as safety and wellness programs; enhance culture through efforts aimed at making the workplace more engaging and inclusive; facilitate programs that build connections between employees and communities; and evolve and invest in technology, tools, and resources to enable employees at work.
As of December 31, 2021, Cleco employed 1,327 employees, of whom 1,077 were professional, technical and craft employees,135 were field management, and 115 were corporate management. At December 31, 2021, Cleco Power employed 775 employees, of whom 660 were professional, technical and craft employees, 82 were field management, and 33 were corporate management. All of these employees were full-time. Approximately 9% of Cleco’s employees are covered by collective bargaining agreements. Cleco has not experienced strikes or work stoppages and believes it has good relations with its employees.

Diversity and Inclusion
Cleco believes that diverse teams working in an inclusive environment are the primary drivers of better employee engagement, increased innovation, and higher customer satisfaction. With greater workplace diversity and inclusion, Cleco seeks to create the conditions for high performing teams to do their best work. Cleco’s recent efforts have been focused in three areas: building awareness and skills of the Cleco Diversity and Inclusion Council; making observable changes in leadership diversity and inclusion behaviors; and strengthening diversity and inclusion communication and messaging. The following are some of Cleco’s diversity and inclusion achievements related to such focus areas:

•empowered the Cleco Diversity and Inclusion Council as a group of leaders to leverage diversity and inclusion to help make Cleco’s business stronger,

CLECO
CLECO POWER	2021 FORM 10-K
•signed the pledge for CEO Action for Diversity & Inclusion™ to communicate a commitment to diversity and inclusion actions,
•completed implicit bias awareness training with 100% participation to increase awareness of implicit bias and enhance the ability to manage diverse work teams in an inclusive work environment,
•increased diversity and inclusion communications internally and externally. Internally, a live, virtual panel of Cleco executives spoke about the importance and impact of diversity and inclusion and answered employee questions. Externally, Cleco’s website was updated to include an emphasis on Cleco’s diversity and inclusion efforts,
•established an Employee Resource Group to engage employees and allies in providing their perspective on thoughts and issues related to underrepresented groups, and
•continued to fund the Power of a Promise Scholarship to educate and employ underrepresented minorities and females in the central Louisiana area as well as sponsor the Diversity Scholars Program.

Health, Safety, and Wellness
The success of Cleco’s business is fundamentally connected to the well-being of its employees. Accordingly, Cleco is committed to the health, safety, and wellness of its employees.
Despite an overall disappointing 2021 safety performance, Cleco has a strong safety culture and continues to develop programs to ensure its employees are safe at work and away from work. Cleco strives to improve its safety culture in an effort to be a “world class” safety organization with top decile performance compared to peer companies with the goal of reaching a target of zero for injuries and accidents. To accomplish this goal, Cleco continues to implement several safety initiatives throughout the organization aimed at both leading and lagging indicators in an effort to reduce the number and severity of safety incidents. Cleco utilizes employee-led safety teams throughout the company to drive the safety initiatives and provide feedback to senior management. All employees receive safety training, including human performance, designed to improve total organization performance.
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
In response to the COVID-19 pandemic, Cleco has implemented preventative measures and developed corporate response plans in an attempt to minimize unnecessary risk of exposure and infection while supporting its customers’ operations. With changes in government regulations and the return of remote employees to the workplace, Cleco continues to monitor for any organizational impacts. For more information about Cleco’s response to the COVID-19 pandemic, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — COVID-19.”
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

Talent Acquisition and Talent Development
Cleco prioritizes investing in the attraction and development of the talent needed to build a sustainable workforce. Cleco has revamped its recruiting and hiring practices, technologies, and resources and has also expanded its focus on continuous learning and development. Cleco has implemented industry-leading methodologies to assess performance and potential, provide coaching and feedback, and develop talent. Cleco provides a series of targeted management workshops to address leadership skill and competency gaps. Additionally, its performance management program provides an ongoing opportunity for employees and managers to engage in continuous dialogue and coaching aligned with its annual performance review process. Cleco also has a multitude of resources, such as online learning platforms, that provide quick access to learning resources, tuition reimbursement, and executive talent and succession planning paired with a differentiated development approach. Cleco also encourages employees to engage in external workshops and organizations to address individualized development needs and stay abreast of industry and position-specific best practices.

Employee Engagement
Employee sentiment is important to Cleco. The company measures this throughout the year via an employee engagement survey. One of the key metrics used is the Employee Net Promoter Score (eNPS), which is an indicator of employees’ likelihood to recommend Cleco as a place of employment to friends and/or family. Cleco strives to consistently receive a strong eNPS score year over year. Other important areas measured on the employee engagement survey include future outlook, leadership, safety, diversity and inclusion, communications, vibrancy, and goals.
Pulse, which is Cleco’s mobile, two-way communication platform for employees, allows for tracking of viewership, enables targeted messaging by employee segments, and offers key performance indicators to measure how internal communication supports Cleco’s business objectives. In support of employee engagement efforts, Pulse is the cornerstone of communication for all employees in which 94% of Cleco employees are registered. Pulse has allowed Cleco to successfully reach employees during the COVID-19 pandemic, hurricanes, and winter storms. Pulse also enables forums such as diversity and inclusion and safety.

Communities
Cleco believes that building connections between its employees and its communities creates a more meaningful, fulfilling, and enjoyable workplace. Cleco is committed to being a responsible company in the communities where it does business. Through Cleco’s technology platforms for

CLECO
CLECO POWER	2021 FORM 10-K
employee giving, company matching, and volunteering program, employees are able to find and register for volunteer opportunities within their communities and use automated payroll deductions to donate to causes they are passionate about. Cleco continues to match employee donations made to Louisiana qualifying causes dollar for dollar up to $1,000 per employee. Organizations are also able to enroll in the platform in order to receive donations faster and connect with corporate giving and volunteering opportunities at Cleco. Cleco also frequently collaborates with organizations on volunteer activities for its employees. Throughout the year, employees make a positive impact in their local communities and have found a multitude of special ways to continue volunteering during the COVID-19 pandemic.

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

OPERATIONS

Cleco Power

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2021, and 2020 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2021, Cleco Power’s aggregate net electric generating capacity was 2,889 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time under certain conditions. On December 31, 2021, Cleco Power retired the Dolet Hills Power Station. On January 31, 2022, Cleco Power filed an application with the LPSC requesting approval of the regulatory treatment and recovery of the stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station. For more information regarding the Dolet Hills Power Station retirement, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Dolet Hills Power Station Closure Costs.”
The following table sets forth certain information with respect to Cleco Power’s generating facilities as of December 31, 2021:

GENERATING STATION	YEAR OF INITIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		426		natural gas	steam
Rodemacher Unit 2	1982	157	(2)	149	(2)	coal	steam
Madison Unit 3	2010	641		625		petroleum coke/coal	steam
Acadia Unit 1	2002	580		536		natural gas	combined cycle
Coughlin Unit 6	2000	264		259		natural gas	combined cycle
Coughlin Unit 7	2000	511		478		natural gas	combined cycle
Teche Unit 3	1971	359		336		natural gas	steam
Teche Unit 4	2011	33		33		natural gas	combustion
St. Mary Clean Energy Center	2019	50		47		waste heat	steam
Total generating capability		3,035		2,889
(1) Based on capacity testing of the generating units and operational tests performed between April and June 2021. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(2) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2021	10,774	90.7%
2020	11,801	101.5%
2019	12,552	103.0%

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

CLECO
CLECO POWER	2021 FORM 10-K
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
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

		LIGNITE		COAL	NATURAL GAS		PETROLEUM COKE		RENEWABLES	WEIGHTED AVERAGE COST PER MWh
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	PERCENT OF GENERATION
2021	$134.76	4.3%	$24.20	14.7%	$33.71	55.2%	$31.62	23.9%	1.9%	$35.75
2020	$159.10	2.9%	$25.49	9.1%	$16.97	66.2%	$17.40	20.3%	1.5%	$21.90
2019	$119.88	4.7%	$24.60	11.3%	$21.18	69.1%	$26.54	14.2%	0.7%	$26.85

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

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2. During 2021, Cleco Power contracted with multiple suppliers to provide Cleco Power’s coal needs at Rodemacher Unit 2, utilizing short-term coal agreements. The coal supply agreements were fixed-price contracts. For 2022, Cleco Power intends to meet its coal needs through short-term, fixed-price coal agreements. For the transportation of coal, Cleco Power renewed its agreement on January 1, 2020 to transport coal from Wyoming’s Powder River Basin to Rodemacher Unit 2. The agreement is for three years, expiring on December 31, 2022. During 2021, Cleco Power renewed its lease for 113 railcars to transport its coal under one lease, which expires on March 31, 2024.
The continuous supply of coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. At December 31, 2021, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 127,000 tons (approximately a 53-day supply).
Cleco Power uses a combination of petroleum coke and Illinois Basin coal for generation at Madison Unit 3. Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region. During 2021, Cleco received its petroleum coke supply from multiple refineries located along the upper and lower Mississippi River. Cleco purchased approximately 948,000 tons of petroleum coke during 2021, all of which were either an evergreen extension of a previous agreement or a negotiated agreement for one year ending on December 31, 2021. For 2022, Cleco has contracted for 880,000 tons of petroleum coke from multiple refineries located along the upper and lower Mississippi River through one-year agreements ending on December 31, 2022.
During 2021, Cleco purchased approximately 294,000 tons of Illinois Basin coal. Cleco Power uses Louisiana waterways, such as the Mississippi River and the Red River, to deliver both petroleum coke and Illinois Basin coal to the Madison Unit 3 plant site. The continuous supply of petroleum coke and Illinois Basin coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Cleco Power has a logistics agreement with its primary transportation coordinator and provider that is set to expire in March 2033. At December 31, 2021, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 191,000 tons, and Cleco Power’s Illinois Basin coal inventory at Madison Unit 3 was approximately 161,000 tons. The total fuel inventory was 352,000 tons (approximately a 64-day supply).
Prior to the retirement of the generating unit, Cleco Power used lignite for generation at the Dolet Hills Power Station. In April 2020, Cleco Power and SWEPCO, joint owners of Dolet Hills, mutually agreed not to develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the mines. As of June 30, 2020, all lignite reserves intended to be extracted from the mines had been extracted. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for the deferral of certain mine costs in fuel and related ratemaking treatment. The Dolet Hills Power Station was retired on December 31, 2021. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of an estimated $326.0 million of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station and the closure of the mines.
For more information regarding the closure of the mines and the retirement of the Dolet Hills Power Station, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Dolet Hills Power Station Closure Costs” and — “Lignite Mine Closure Costs”. Also see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees,” — “Risks and Uncertainties.”

CLECO
CLECO POWER	2021 FORM 10-K
For more information on Oxbow, see Note 14 — “Variable Interest Entities.”

Natural Gas Supply
During 2021, Cleco Power purchased 47.4 million MMBtu of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table:

NATURAL GAS SUPPLIER	2021 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Tenaska Marketing Ventures	12,309,528	33,725	26.0%
Mansfield Power and Gas	10,254,249	28,094	21.6%
Cima Energy LP	9,968,246	27,310	21.0%
Others	14,884,879	40,780	31.4%
Total	47,416,902	129,909	100.0%

Cleco Power owns natural gas pipelines and interconnections at all of its generating facilities that allow it to access various natural gas supply markets and maintain a reliable, economical fuel supply for Cleco Power’s customers.
Although there were spikes in natural gas prices during 2021, natural gas was available without interruption throughout the year. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. However, future supplies to Cleco Power remain vulnerable to disruptions due to weather events and transportation issues. Large industrial users of natural gas, including electric utilities, generally have low priority among gas users in the event pipeline suppliers are forced to curtail deliveries due to inadequate supplies. As a result, prices may increase rapidly in response to temporary supply interruptions. During 2021, in order to partially address potential natural gas fuel curtailments and interruptions, Cleco contracted for natural gas firm transportation with two interstate pipelines for a period of one year ending in October 31, 2022.
Cleco also uses underground salt dome gas storage to help mitigate supply disruptions to Cleco Power’s generating facilities and to operationally balance gas supply to its units. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. At December 31, 2021, Cleco Power had 1.3 million MMBtu of gas in storage. Currently, Cleco Power anticipates that its diverse supply options and gas storage, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies.

Sales
Cleco Power’s 2021 and 2020 system peak demands, which occurred on February 16, 2021, and July 13, 2020, were 2,645 MW and 2,536 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. For information on the effects of future energy sales on Cleco Power’s results of operations, financial condition, and cash flows, see Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” and “— Weather Sensitivity.”
Reserve margin is the net capacity resources (either owned or purchased) less native load demand, divided by native load demand. Members of MISO submit their forecasted native load demand to MISO each year. During 2021, Cleco Power’s reserve margin was 22.5%, which was above MISO’s unforced planning reserve margin benchmark of 9.4%. During 2020, Cleco Power’s reserve margin was 30.5%, which was also above MISO’s unforced planning reserve margin benchmark of 8.9%. Cleco Power expects to meet or exceed MISO’s unforced planning reserve margin benchmark of 8.7% in 2022. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”
In 2020 and 2021, Cleco Power's service territory was severely impacted by four separate hurricanes and two winter storms, resulting in significant outages for its customers. For information on these hurricanes and winter storms, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Storm Restoration, Securitization, and Cost Recovery.”

Competition
In 2021, a wholesale customer that is currently Cleco Power’s largest single customer, based on revenue, and is under contract with Cleco Power through March 31, 2024, conducted a request for proposal for capacity and energy beginning April 1, 2024, in which Cleco Power participated. In August 2021, the wholesale customer informed Cleco Power that it was not selected as a provider of capacity and energy after the first quarter of 2024 and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Power subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the wholesale customer’s notice. The certification process is ongoing, and the LPSC procedural schedule extends into the third quarter of 2022. Cleco Power cannot predict the outcome of the process.
Failure to recontract this or other agreements may affect jurisdictional retail rates that will be subject to review by the LPSC in conjunction with Cleco Power’s next rate case. Within MISO, competitors are typically comprised of investor-owned utilities, independent power producers, power marketers, and power plant developers. These entities typically compete on the basis of price, reliability, and residual risk to the purchasing customer and its end users.
Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration and from alternative and distributed energy power sources.

Customers
Cleco Power had one wholesale customer that accounted for 10.6% of its consolidated revenue in 2021. In 2021, this wholesale customer informed Cleco Power that it was not selected as a provider of load after the first quarter of 2024 and filed a notice with the LPSC to certify the results of the request for proposal. For more information, see “— Competition” above, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Other.” Cleco Power did not have a significant customer that accounted for 10% or more of its consolidated revenue in 2020 or 2019.
Cleco Power did not have a significant customer that accounted for 10% or more of Cleco’s consolidated revenue in 2021, 2020, or 2019. For more information regarding Cleco Power’s sales and revenue, see Part II, Item 7, “Management’s

CLECO
CLECO POWER	2021 FORM 10-K
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
The following table sets forth certain information with respect to Cleco Cajun’s generating facilities:

GENERATING STATION	COMMENCEMENT OF COMMERCIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Bayou Cove (2)	2002	225	(4)	216	(4)	natural gas	combustion
Big Cajun I
Unit 1 and Unit 2	1972	220		175		natural gas	steam
Unit 3 and Unit 4	2001	210		195		natural gas	combustion
Big Cajun II
Unit 1	1981	580		524		coal	steam
Unit 2	1982	540		565		natural gas	steam
Unit 3	1983	341	(5)	322	(5)	coal	steam
Cottonwood (3)	2003	1,263		1,177		natural gas	combined cycle
Total generating capability		3,379		3,174
(1) Based on capacity testing of the generating units and operational tests performed between October 2020 and July 2021. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(2) Units 2, 3, and 4.
(3) Units 1, 2, 3, and 4. Upon closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback. For more information on the Cottonwood Sale Leaseback, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Leases — Additional Lessee Disclosures — Cottonwood Sale Leaseback Agreement.”
(4) Represents Cleco Cajun’s 75% ownership interest in the capacity of Bayou Cove, a 300-MW generating station.
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

Sales
Cleco Cajun sells wholesale electric supply in Louisiana, Texas, and Arkansas. It furnishes supply to its wholesale customers primarily through all-requirements power supply and service agreements, which require Cleco Cajun to provide the electric capacity, energy, and other services necessary to serve most of its customers’ load requirements. Cleco Cajun procures the entirety of the power required to fulfill these obligations through its participation in the MISO market, and sells the entirety of power produced from its generating plants to the MISO market.
Cleco Cajun’s business experiences seasonality, as it bills its customers based on actual electric energy consumed. This usage tends to be greater during periods of high and low temperatures as compared to periods of moderate temperatures.

Competition
Competition for Cleco Cajun’s customers is limited through the first quarter of 2025, when the majority of the wholesale electric supply contracts terminate. Cleco Cajun is currently participating in electric cooperative requests for proposals for capacity and energy after the first quarter of 2025. In 2020, a group of electric cooperatives, which are currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for capacity, energy, and resources beginning in the second quarter of 2025 in which Cleco Cajun participated. In March 2021, the group of electric cooperatives informed Cleco Cajun that it was not selected as a provider and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Cajun subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the electric cooperatives’ notice. On January 25, 2022, the LPSC certified the electric cooperatives’ request, which did not include any of Cleco Cajun’s assets or contracts.
In 2021, a separate electric cooperative, which is currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for capacity and energy after March 27, 2025, in which Cleco Cajun participated. In August 2021, the electric cooperative informed Cleco Cajun that it was not selected as a provider, and filed a notice with the LPSC requesting certification of the results of the request for proposal. Cleco Cajun subsequently filed a notice of intervention with the LPSC requesting further review prior to the potential certification of the electric cooperative’s notice. The certification process is ongoing, and the LPSC procedural schedule extends into the third quarter of 2022. Cleco Cajun cannot predict the outcome of the process.
In 2021, an additional electric cooperative, which is currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for capacity and energy after March 31, 2025, in which Cleco Cajun participated. In December 2021, the electric cooperative

CLECO
CLECO POWER	2021 FORM 10-K
informed Cleco Cajun that it was not selected as a provider. As of March 7, 2022, the electric cooperative has not filed a notice with the LPSC requesting certification of the request for proposal results. Cleco Cajun will monitor the cooperative’s filing of a request for certification with the LPSC.
Failure to recontract these and other existing agreements or failure to enter into new contracts to replace the existing contracts could have a material adverse effect on Cleco Cajun's results of operations, financial condition, or cash flows as early as the second quarter of 2025. Within MISO, competitors are typically comprised of investor-owned utilities, independent power producers, power marketers, and power plant developers. These entities typically compete on the basis of price, reliability, and residual risk to the purchasing customer and its end users.

Customers
Cleco Cajun did not have a significant customer that accounted for 10% or more of Cleco’s consolidated revenue in 2021, 2020, or 2019. For more information regarding Cleco Cajun’s sales and revenue, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

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
Cleco Cajun is subject to the jurisdiction of FERC with respect to transmission tariffs, interconnections with other utilities, reliability, and the transmission of power. The rates Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers are subject to FERC’s triennial market power analysis. Cleco filed its most recent triennial power analysis in December 2020, and it is currently pending FERC approval. The next triennial market power analysis is expected to be filed in December 2023.
Prior to July 1, 2021, Cleco Power’s annual retail earnings were subject to an FRP established by the LPSC in June 2014. The 2014 FRP allowed Cleco Power to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, were required to be refunded to customers. On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1,
2021, under the terms of the new retail rate plan, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5% and all retail earnings over 10.5% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. Cleco Power’s next base rate case is required to be filed with the LPSC on or before March 31, 2023. For more information on the new FRP for Cleco Power, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — FRP.”
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
For information on the regulatory impacts of the TCJA on Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — TCJA.”
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

CLECO
CLECO POWER	2021 FORM 10-K
Industry Developments and Competition
For information on developments and competition within the electric utility industry, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure.”

Legislative and Regulatory Changes and Matters
Various federal and state legislative and regulatory bodies are considering a number of issues that could shape the future of the electric utility industry. Such issues include, among others:

•the ability of electric utilities to recover stranded costs,
•the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,
•the role of electric utilities and independent transmission providers in competitive bidding in the construction of new transmission facilities,
•the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,
•FERC’s assessment of market power and a utility’s ability to buy generation assets,
•mandatory transmission reliability standards,
•NERC’s imposition of additional reliability and cybersecurity standards,
•the authority of FERC to grant utilities the power of eminent domain,
•increasing requirements for renewable energy sources,
•demand response and energy efficiency standards,
•comprehensive environmental regulation in the areas of air, water, and waste, and
•FERC’s increased ability to impose financial penalties.

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

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations, and management believes Cleco is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery of the costs to comply with certain environmental laws and regulations from its retail customers. If revenue relief were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact the results of operations, financial condition, or cash flows of the Registrants. For Cleco Power’s expected capital expenditures related to environmental compliance in 2022, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

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

Regional Haze SIP
The CAA contains a regional haze program with the goal of returning Class I Federal areas of the nation to natural visibility by 2064. States are required to develop a SIP and revise it every ten years. The SIP must include requirements for the installation of Best Available Retrofit Technology (BART) for applicable EGUs in Louisiana. The EPA issued a final approval of the Louisiana SIP for the first planning phase in December 2017. Although the approval was appealed to the U.S. Court of Appeals for the Fifth Circuit by multiple organizations, the court denied all the challenges to the EPA’s approval of the Louisiana Regional Haze SIP. Because the Louisiana SIP mandates use of existing controls and participation in the CSAPR as BART, Cleco does not believe the Louisiana SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants. The second planning period for the regional haze program covers the period from 2018 through 2028 and requires states to adopt SIPs that make reasonable further progress toward achieving natural visibility conditions in Class I Federal areas. The LDEQ published a proposed SIP for the second planning period in April 2021 for public comment and it may be subject to revision upon further review by the LDEQ before it is submitted to the EPA. The proposal does not call for new controls on any state sources, but instead, it relies upon existing consent decrees and expected source retirements to achieve reasonable progress in reducing emissions and improving visibility in Class I Federal areas. The SIP for the second planning phase has not been submitted to the EPA. Until the LDEQ determines what the reasonable progress requirements are for Cleco units and completes its update of the SIP and the EPA approves the SIP, Cleco is unable to predict if the second phase SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Acid Rain Program
The CAA also established the Acid Rain Program to address the effects of acid rain and imposed restrictions on acid rain-causing SO2 emissions from certain generating units. The CAA

CLECO
CLECO POWER	2021 FORM 10-K
requires all of the regulated EGUs to possess a regulatory allowance for each ton of SO2 emitted beginning in the year 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. Cleco had sufficient allowances for operations in 2021 and expects to have sufficient allowances for 2022 operations under the Acid Rain Program.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Compliance with the acid rain emission limits for NOx has been achieved at all affected facilities.

CSAPR
In October 2016, the EPA published the finalized CSAPR update for the 2008 ozone NAAQS in the Federal Register (CSAPR Update Rule). As a result, the EPA proposed Federal Implementation Plans (FIP) that update the EGU CSAPR NOX ozone season emission budgets and implemented the budgets through the existing CSAPR NOX ozone season allowance trading program. The FIP required implementation beginning with the 2017 ozone season.
On September 13, 2019, the D.C. Circuit Court of Appeals partially remanded the CSAPR Update Rule to the EPA because the rule did not set a deadline by which upwind states must eliminate their significant contribution to downwind states’ NAAQS nonattainment. On April 30, 2021, the EPA issued in the Federal Register the final revised CSAPR update for the 2008 ozone NAAQS. Cleco does not expect the final regulation to have a material impact on the results of operations, financial condition, or cash flow of the Registrants.
In October 2015, the EPA promulgated a revision to the 2015 ozone NAAQS, lowering the level of both the primary and secondary standards to 70 ppb. Under the CAA, each state is required to submit a SIP that provides for the implementation, maintenance and enforcement of each primary and secondary NAAQS. In particular, each SIP must contain adequate provisions prohibiting emissions activity within the state, which will contribute significantly to non-attainment or interfere with maintenance by any other state with respect to any such primary or secondary ambient air quality standard. This “good neighbor” SIP is to be submitted to the EPA by the state within three years of promulgation of a new or revised NAAQS. The EPA determined that the SIP submittal by Louisiana meets the SIP completeness criteria. However, in February 2020, the EPA issued a proposed rule that indicated it would take separate actions on sub elements of the SIP that are to prohibit emissions to other states which will significantly contribute to nonattainment of the NAAQS and interfere with maintenance of the NAAQS. On October 15, 2021, the EPA published in the Federal Register a proposed consent decree that would establish a deadline for the EPA to approve or disapprove “good neighbor” SIP submittals by April 30, 2022, for a number of states including Louisiana. On January 12, 2022, the U.S. District Court for the Northern District of California entered the final consent decree establishing the deadlines for the EPA to approve or disapprove the SIP submittals. On February 22, 2022, the EPA issued a proposed disapproval of the “good neighbor” SIP submitted by Louisiana for the 2015 ozone NAAQS. If the EPA finalizes its proposed disapproval, the EPA may issue an FIP to address the “good neighbor” provision in Louisiana. Cleco is unable to predict the future impact of any requirements imposed under the “good neighbor” SIP or FIP for the 2015 ozone NAAQS.
MATS
For information about MATS, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit.”

Combustion Turbine Hazardous Air Pollutants
On April 12, 2019, the EPA published in the Federal Register proposed amendments to the National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines to address the results of the required periodic residual risk and technology review of the regulations. The EPA proposed to find that risks from this source category due to air toxics emissions are acceptable and that the existing rule provides an adequate margin of safety to protect public health. The EPA also identified no new cost-effective controls under the technology review that would achieve further emissions reductions from the source category. In addition, the EPA proposed to remove the stay of effectiveness of the emission standards for new lean premix and diffusion flame gas-fired turbines that had been promulgated in 2004. If the stay were lifted as proposed, emission limits could be applied to new or reconstructed lean premix and diffusion flame turbines. In the final rule, which was published in the Federal Register on March 9, 2020, the EPA did not take final action to lift the stay of effectiveness. However, on August 13, 2020, the EPA granted a petition for reconsideration of certain aspects of the EPA’s residual risk and technology review. The EPA indicated it will undertake a rulemaking to address issues in the petition, but also noted that a petition to delist the entire source category remains pending and their decision on that petition could impact this planned rulemaking. Until the EPA responds to the petitions, Cleco cannot determine if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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
In March 2017, the executive order of Energy Independence was issued. Among other measures, the order directed the EPA to review the CPP, the proposed Federal Implementation Plan for the CPP, and the GHG NSPS. On July 8, 2019, the EPA published in the Federal Register a final rule

CLECO
CLECO POWER	2021 FORM 10-K
repealing the CPP and issuing a replacement to the CPP, informally known as the ACE Rule. The ACE Rule requires state agencies to set standards of performance for each affected generating unit and submit the implementation plan to the EPA for approval by July 8, 2022, with compliance expected within 24 months thereafter. On January 19, 2021, the D.C. Circuit Court of Appeals ruled that the EPA’s repeal of the CPP and its 2019 promulgation of ACE were unlawful. Therefore, the court issued an order to vacate and remand the ACE Rule to the EPA. On February 22, 2021, the court granted the EPA’s unopposed motion for a partial stay of the issuance of the mandate on vacating the CPP repeal, ordering that it will withhold issuance of the mandate with respect to the vacatur of the CPP repeal until the EPA responds to the court’s remand by promulgating a new rule to regulate GHG emissions from existing electric generating units. Therefore, the CPP will not take effect during the EPA’s rulemaking process. In addition, on March 5, 2021, the D.C. Circuit Court of Appeals issued the partial mandate effectuating the court’s vacatur of the ACE Rule that makes effective the court’s decision to vacate the ACE Rule. In April 2021, multiple parties filed petitions for a writ of certiorari asking the U.S. Supreme Court to review the decision by the D.C. Circuit Court of Appeals. On October 29, 2021, the U.S. Supreme Court granted four petitions for certiorari asking the D.C. Circuit Court of Appeals to review its decision to vacate and remand the ACE Rule.
On January 20, 2021, the Presidential administration issued an executive order, which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The administration also released a non-exhaustive list of agency actions to be reviewed, which includes the ACE Rule. Until the D.C. Circuit Court of Appeals opinion has been determined to be final and the EPA has responded to the court’s opinion and executive order, management cannot determine the future regulatory requirements for GHGs for the utility industry and the potential impact on Cleco’s existing affected units. However, any new rules that require significant reductions in CO2 emissions for existing EGUs could require significant capital expenditures or curtailment of operations of certain EGUs to achieve compliance.
In December 2018, the EPA published proposed rules to replace the August 2015 NSPS rules for CO2 emissions from new, modified, or reconstructed units. As with the current NSPS rules, the proposed rules set requirements and conditions with respect to CO2 emission standards for new, modified, or reconstructed units. Cleco does not anticipate a future modification or future reconstruction of its existing units, as defined in the proposal, which would trigger the application of the proposed CO2 emission limits. Until the EPA finalizes the rule, management cannot state what the final standards will entail or if the new rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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
On December 18, 2020, after a required review, the EPA published a final rule that retains NAAQS for particulate matter (PM), which was last revised in 2012. Cleco’s generation facilities are not located in areas designated as nonattainment of the PM NAAQS. Therefore, there is no adverse impact to Cleco’s generating units.
On December 21, 2020, after a required review, the EPA published a final rule that retains the NAAQS for ozone, which was last revised in 2015. Cleco’s generation facilities are not located in areas designated as nonattainment of the ozone NAAQS but, as discussed with respect to CSAPR, a SIP or FIP addressing the “good neighbor” obligations for Louisiana for the 2015 ozone NAAQS has not yet been finalized. Therefore, Cleco is unable to predict the future impact of any requirements imposed under a “good neighbor” SIP or FIP for the 2015 ozone NAAQS.

CLECO
CLECO POWER	2021 FORM 10-K
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
In March 2011, the EPA proposed regulations that would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the CWA. The EPA published its final rule in August 2014. The standards are intended to protect fish and other aquatic wildlife by minimizing capture, both in screens attached to intake structures (impingement mortality) and in the actual intake structures themselves (entrainment mortality). The final rule (1) sets a performance standard, dealing with fish impingement mortality or reduce the flow velocity at cooling water intakes to less than 0.5 feet per second and (2) requires entrainment standards to be determined on a case-by-case basis by state-delegated permitting authorities. Facilities subject to the standards are required to complete a number of studies within a 45-month period and then comply with the rule as soon as possible after the next discharge permit renewal, by a date determined by the permitting authorities. Portions of the final rule could apply to a number of Cleco’s fossil fuel steam electric generating stations. Until the required studies are conducted, including technical and economic evaluations of the control options available, and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain as to which technology options or retrofits will be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, particularly if closed cycle cooling is required.
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
On October 13, 2020, the EPA published final revisions to the ELG Rule that revised the technology-based effluent limitation guidelines and standards applicable to flue gas desulfurization and bottom ash transport waste waters. The revised ELG Rule, known as the Reconsideration Rule, also allows a unit to come into compliance with the ELG Rule by qualifying as an electric generating unit that will achieve permanent cessation of coal combustion by December 31, 2028. Under this compliance option, Cleco submitted a Notice of Planned Participation by the October 13, 2021, submittal deadline for the Dolet Hills Power Station, Rodemacher Unit 2, and Big Cajun II, Unit 1. The rule may require costly technological upgrades at Cleco’s facilities, particularly if additional wastewater treatment systems are required to be installed or if waste streams must be eliminated. Until Cleco and the agencies have come to an agreement on how compliance with the rule will be achieved, management cannot predict what the final standards will entail, what controls the EPA and the state of Louisiana may require of Cleco, or if the rule will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
On January 20, 2021, the Presidential administration issued an executive order, which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The administration also released a non-exhaustive list of agency actions to be reviewed, which includes the ELG Rule.

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
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The CCR Rule establishes extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Circuit Court of Appeals vacated several requirements in the CCR Rule, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in December 2019, the EPA published a proposed rule that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. The CCR Rule was finalized and published in the Federal Register on August 28, 2020. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final CCR Rule. The demonstrations are subject to EPA approval.
On January 20, 2021, the Presidential administration issued an executive order, which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The administration also released a nonexhaustive list of agency actions to be reviewed, which includes the CCR rules promulgated in July 2018, August 2020, and November 2020. The EPA has completed its review of the three CCR rules in response to the executive order and has determined that the most environmentally protective course is to implement the rules.
As a result of solid waste disposal regulations, Cleco Power and Cleco Cajun have AROs for the retirement of certain ash disposal facilities. All costs of the CCR Rule for Cleco Power are expected to be recovered from its customers in future rates. The actual asset retirement costs related to the CCR Rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Cleco will continue to gather additional data in future

CLECO
CLECO POWER	2021 FORM 10-K
periods and will make decisions about compliance strategies and the timing of closure activities. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco will update the ARO balances to reflect these changes in estimates. For more information on Cleco’s compliance strategies and financial impacts of the CCR Rule, see Part II, Item 8, “Financial Statements and Supplementary Data—Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments.” For more information on the regulatory treatment of Cleco Power’s AROs, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — AROs.”
In December 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act), including the WIIN Act’s provisions regarding CCRs, was signed into law. The WIIN Act’s CCR provisions require the EPA to establish a CCR permitting program. It also allows for implementation of the federal CCR Rule through a state-based permit program. On February 20, 2020, the EPA published in the Federal Register a proposed rule establishing the federal permit program. Permits will be required for all CCR units in states that do not have state permit programs. Until the state of Louisiana has evaluated the WIIN Act and made a decision on implementing a state-based option, Cleco cannot determine if there will be a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
The CERCLA imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. In 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The notice requested that Cleco and Cleco Power, along with many other listed potentially responsible parties (PRP), enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. In 2008, the EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has been made. The EPA issued a Unilateral Administrative Order to two PRPs, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in 2009. The Tier 1 part of the study was completed in June 2012. The tier 2 remedial investigation report was made public in December 2015. In September 2019, the EPA publicly announced a proposed cleanup strategy for the Superfund Site. Until a final plan is presented by the EPA, management is unable to determine how significant Cleco’s share of the costs associated with a possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2021 FORM 10-K

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
Climate change that results in more frequent and more severe weather events in Cleco’s service territory, could result in one or more physical risks, such as an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding, and changes in weather conditions, such as changes in temperature and precipitation patterns, and potential increased impacts of extreme winter weather conditions, including ice storms, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, and loss of the protection offered by coastal wetlands. In addition, a significant portion of the nation’s oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
For example, during 2020 and 2021, Cleco’s service territory sustained substantial damage from four separate hurricanes and two winter storms that resulted in damage to Cleco Power’s distribution and transmission assets, electricity

CLECO
CLECO POWER	2021 FORM 10-K
generation supply shortages, natural gas supply shortages, increases in prices of natural gas in the U.S., and significant outages for Cleco Power’s customers. For more information on the hurricanes and severe winter storms, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Storm Restoration, Securitization, and Cost Recovery.”
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
Weather conditions directly influence the demand for electricity, particularly with respect to residential customers. In Cleco’s service territory, demand for power typically peaks during the hot summer months. As a result, Cleco’s financial results may fluctuate on a seasonal basis. In addition, Cleco has sold less power and, consequently, earned less income when weather conditions were milder. Unusually mild weather in the future could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For information regarding the hurricanes and winter storms that caused damages to Cleco’s service territory in 2020 and 2021, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Storm Restoration, Securitization, and Cost Recovery.”

Workforce

Failure to attract, retain, and develop an appropriately qualified workforce could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Certain events, such as an aging workforce without appropriate replacements, lack of equivalent and enhanced skill sets to fulfill future needs, or unavailability of contract resources, may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge, difficulty in finding qualified candidates due to geographic locations, and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees, or the availability of potential new hires, a remote work option, and cost of contract labor may adversely affect the ability to manage and operate the Registrants’ business. If the
Registrants are unable to successfully attract, retain, and develop an appropriately qualified workforce, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.

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
The operation of Cleco’s extensive electrical systems relies on evolving operational and information technology systems and network infrastructures that are becoming extremely complex as new technologies and systems are implemented to more safely and reliably deliver electric services. Cleco’s business is highly dependent on its ability to process and monitor, on a real-time daily basis, a large number of tasks and transactions, many of which are highly complex. Cleco’s remote working environment (whether due to COVID-19 or a voluntary hybrid work schedule) makes protecting distributed assets more challenging, and there is a greater opportunity for successful cyberattacks. The failure of Cleco’s operational and information technology systems and networks due to a physical attack or cyberattack, or other event would significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO
CLECO POWER	2021 FORM 10-K
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

Pandemics, Epidemics, or Other Outbreaks
Cleco faces risks related to COVID-19 and other pandemics, epidemics, or outbreaks, including economic, regulatory, legal, workforce, and cybersecurity risks, which could have a material adverse impact on the results of operations, financial condition, cash flows, or liquidity of the Registrants.
The COVID-19 pandemic (and other pandemics, epidemics, or outbreaks) has adversely affected and could continue to adversely affect global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities, and/or material changes in governmental or regulatory policy in the U.S. could result in lower growth and reduced demand for and usage of electricity in Cleco’s service territory, and those of its wholesale customers, as businesses and facilities continue to close, remain closed, or implement reduced working hours. The ability of Cleco’s customers to meet their obligations to Cleco, including payment obligations, could also be negatively affected under these economic conditions. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread, especially in light of recent variants such as the Delta and Omicron variants, and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns that could reduce the availability and productivity of Cleco employees, key contractors, and vendors. Cleco’s ability to timely satisfy regulatory requirements, such as recordkeeping and/or timely reporting requirements, could be affected. If Cleco’s employees or third-party service providers were to work remotely, Cleco could face heightened cybersecurity risks related to unauthorized system access, aggressive social engineering tactics, and adversaries attacking the information technology systems, network infrastructure, technology and facilities used to conduct its business. These impacts could ultimately result in a downgrade of Cleco’s credit ratings.
On December 4, 2020, Cleco Power made a filing with the LPSC requesting recovery of the expenses incurred as a result of an LPSC executive order prohibiting the disconnection of utilities for nonpayment, as well as the lost revenue associated with the disconnection fees and incremental costs. At December 31, 2021, Cleco Power had a regulatory asset of $3.0 million for expenses incurred. For more information regarding the regulatory asset associated with the LPSC’s executive order, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — COVID-19 Executive Order.
Cleco cannot predict the duration or extent of the COVID-19 pandemic or other pandemics, epidemics, or outbreaks, governmental responsive measures, or the extent of the effects or ultimate impacts on the global, national, or local economy, the capital markets, its suppliers, or customers. Any of the foregoing events or other unforeseen consequences could have a material adverse effect on the results of operations, financial condition, cash flows, or liquidity of the Registrants.

Transmission Constraints

Transmission constraints could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Energy prices in the MISO market are based on LMP, which includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have a higher LMP. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power and Cleco Cajun’s pricing zones or result in transmission curtailments. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. However, insufficient FTR allocations or increased FTR costs, due to negative congestion flows, may result in an unexpected increase in energy costs to Cleco’s customers. For Cleco Power, if a disallowance of additional fuel costs associated with congestion is ordered by the LPSC resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
Cleco’s generating facilities are currently fueled primarily by coal, natural gas, and petroleum coke. The deliverability of these fuel sources may be constrained due to such factors as higher demand, decreased regional supply, production shortages, weather-related disturbances, railroad constraints, waterway levels, labor strikes, or lack of transportation capacity. If suppliers are unable to deliver the contracted volume of fuel and associated inventories are depleted, Cleco Power may be unable to operate generating units which may cause Cleco Power to operate at higher overall energy costs, which would increase the cost to customers. Cleco Power’s fuel and MISO-procured/settled energy expenses, which are recovered from its customers through the FAC, are subject to

CLECO
CLECO POWER	2021 FORM 10-K
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

The construction of and capital improvements to power generation, transmission, and distribution facilities involve substantial risks. Should construction or capital improvement efforts be significantly more expensive than planned, the financial condition, results of operations, or liquidity of the Registrants could be materially affected.
Cleco’s ability to complete construction of or capital improvements to power generation, transmission, and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, inaccurate cost estimates, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel or material costs, changes in the economy, changes in laws or regulations, including environmental compliance requirements, and other events beyond the control of Cleco may materially affect the schedule and cost of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or Cleco Power may not be able to recover such costs in rates. Furthermore, failure to maintain various levels of generating unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.

Alternative Generation Technology

Changes in technology may have a material adverse effect on the value of Cleco Power and Cleco Cajun’s generating facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably wind turbines, photovoltaic cells, and other solar generated power. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. As new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generating assets. To the extent Cleco is slow to adopt viable alternative generation technologies, employs technology that is problematic to operate, and/or under or over relies on these alternative technologies, the value of Cleco Power and Cleco Cajun’s generating facilities could be reduced.

Litigation

Cleco is subject to litigation related to the 2016 Merger.
In connection with the 2016 Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. See Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — 2016 Merger” for a discussion of these actions.
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
On February 4, 2019, Cleco acquired all of the membership interests of South Central Generating upon the closing of the Cleco Cajun Transaction. The success of Cleco Cajun will depend, in part, on Cleco’s ability to manage and operate the unregulated business through service to electric cooperative customers and other wholesale customers. The majority of Cleco Cajun’s capacity is contracted through the first quarter of 2025.
In 2020 and 2021, electric cooperatives currently under contract with Cleco Cajun conducted three separate requests for proposal for capacity and energy starting in 2025. Cleco Cajun participated in the three processes and was not selected as the provider of capacity and energy through two of the requests for proposal. On January 25, 2022, the LPSC certified the results of the first request for proposal. Cleco Cajun is an intervener in the LPSC’s certification process for the second request for proposal. The third request for proposal is ongoing. Cleco Cajun was notified that it was not selected to provide capacity and energy to one of the electric cooperatives participating in the third request for proposal. A notice has not been filed with the LPSC requesting certification of the third request for proposal results as of March 7, 2022. Cleco Cajun will continue to monitor the LPSC’s certification processes. Failure to recontract these agreements or enter into new contracts to replace existing contracts could have a material adverse effect on Cleco Cajun’s results of operations, financial condition, and cash flows. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Cajun” for more information regarding Cleco Cajun’s progress in recontracting or entering into new contracts.
Failure to fully realize the anticipated benefits of the Cleco Cajun Transaction could have a material adverse effect on the results of operations, financial condition, or cash flows of Cleco.

CLECO
CLECO POWER	2021 FORM 10-K

REGULATORY RISKS

Storm Restoration Cost Recovery
Cleco Power’s ability to recover costs resulting from storm damage is subject to a prudency review and approval by the LPSC.
In August and October 2020, Cleco Power’s distribution and transmission systems sustained catastrophic damage from three separate hurricanes resulting in total storm restoration costs of approximately $239.8 million. In August 2021, Cleco Power sustained additional significant damage to its distribution and transmission systems from Hurricane Ida, which resulted in total storm restoration costs of approximately $92.0 million. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. At December 31, 2021, Cleco Power had regulatory assets, as allowed by the LPSC, for non-capital expenses resulting from Hurricanes Laura, Delta, Zeta, and Ida totaling $112.3 million.
In February 2021, Winter Storms Uri and Viola caused Cleco’s service territory to experience extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets and caused electricity generation supply shortages, natural gas supply shortages, and increases in prices of natural gas in the U.S., primarily due to prolonged freezing temperatures. Cleco Power’s total storm restoration costs related to Winter Storms Uri and Viola are approximately $10.1 million. At December 31, 2021, Cleco Power had a regulatory asset for non-capital expenses of $1.9 million, as allowed by the LPSC. Cleco Power’s incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola are approximately $55.0 million. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power is responding to related data requests. Management is unable to determine the outcome or timing of the audit.
On May 19, 2021, the LPSC issued an order authorizing Cleco Power to recover $16.0 million annually for interim storm recovery. On June 1, 2021, Cleco Power began collecting this amount through rates. This order is effective until such time that the securitization of those costs is complete, which is expected in mid-2022.
Cleco Power has made a filing with the LPSC seeking approval for recovery of a portion of the restoration costs through the issuance of dedicated securitization bonds, which would be repaid over time through a system restoration charge imposed on Cleco Power’s customers. On August 5, 2021, Cleco Power filed testimony with the LPSC relating to securitization of the final storm costs for Hurricanes Laura, Delta, and Zeta, and Winter Storms Uri and Viola, totaling $342.0 million, including the establishment of a newly funded $100.0 million storm reserve to cover future storm costs. On September 28, 2021, Cleco Power filed supplemental testimony with the LPSC relating to storm securitization requesting an additional $100.0 million for a separate storm reserve to cover costs associated with Hurricane Ida. Cleco Power continues to respond to several sets of data requests received from the LPSC related to the securitization application. Cleco expects the LPSC to issue its order authorizing the recovery of the verified final storm costs in late March 2022 and securitization of those costs to be complete in mid-2022.
Restoration costs that were incurred by Cleco Power as a result of storm damages are subject to a prudency review by the LPSC. The LPSC has authority to disallow costs found to not have been prudently incurred. Accordingly, Cleco Power may not be able to recover some of the restoration costs incurred, which could be material.
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
As a result of the 2016 Merger, Cleco Holdings and Cleco Power made the 2016 Merger Commitments to the LPSC including, but not limited to, the extension of Cleco Power’s current FRP for an additional two years, maintaining employee headcount, salaries, and benefits for ten years, and a limitation from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. Additionally, upon approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC including, but not limited to, holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction and the repayment of $400.0 million of Cleco Holdings’ debt by 2024.

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

CLECO
CLECO POWER	2021 FORM 10-K
could be materially adversely affected. Recovery of these costs could result in rising utility bills threatening the affordability of such costs by Cleco Power’s customers in certain demographic areas, which in turn could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases or, in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. In some instances, the outcome of a rate case or request for extension of an FRP may impact wholesale decisions of Cleco Power. These proceedings may examine, among other things, the prudency of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of just and reasonable rates.
Transmission rates that MISO transmission owners may collect are regulated by FERC. In November 2019, FERC voted to adopt new methodology for evaluating base ROE for public utilities under the Federal Power Act. Cleco Power is unable to determine when a binding FERC order will be issued. Any reduction to the ROE component of the transmission rates could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Retail Electric Service

Cleco Power’s retail electric rates and business practices are regulated by the LPSC and reviews may result in refunds to customers.
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC. Cleco Power’s new retail rate plan became effective on July 1, 2021. The LPSC will continue to conduct an annual review of Cleco Power’s earnings and regulatory ROE beginning with the 12 months ending June 30, 2022. Cleco Power’s required refund of previously recorded revenue as a result of the LPSC review could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power’s next base rate case is required to be filed with the LPSC on or before March 31, 2023. The outcome of any future base rate case could have a material adverse effect on the results of operations, financial condition, and cash flows of the Registrants.

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
In March 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit is $565.8 million. Cleco Power has responded to several sets of data requests from the LPSC. Cleco Power has FAC filings for January 2020 and thereafter that remain subject to audit. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning in May 2021. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power is responding to related data requests. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of fuel costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
On October 20, 2021, the LPSC approved the EAC audit for the period of January 2018 to December 2019 with no findings. The total amount of environmental expense that was included in the audit was $26.2 million. Cleco Power has EAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. If a disallowance of environmental costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2021 FORM 10-K
FERC Audit

FERC conducts audits that could result in Cleco Power making refunds of previously recorded revenue.
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff, and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting within the Office of Enforcement of FERC initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019. As a result of a refund analysis based on audit findings, a total of $4.4 million was returned to Cleco Power’s wholesale transmission customers as a combination of refund payments and a reduction in Attachment O of the MISO tariff and grandfathered agreement rates. On February 1, 2022, FERC notified Cleco of the completion of the audit and no exceptions were found to the implementation of the audit recommendations. Management is unable to predict the timing of future audits and whether or not the outcome of such future audits will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
MISO evaluates forced outage rates to assess generating unit capacity for Cleco’s planning reserve margin. If Cleco is subject to a significant amount of forced outages, Cleco may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. For Cleco Power, the costs of such capacity may not be recoverable in its rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Using MISO’s unforced capacity method for determining generating unit capacity, Cleco Power’s fleet provided for 319 MW of capacity in excess of its peak, coincident to MISO’s peak, in 2021.

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
A NERC Reliability Standards audit and NERC CIP Audit are conducted every three years for Cleco Power and Cleco Cajun. For more information on Cleco’s current and future audits, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition — Financial Condition — Regulatory and Other Matters — Market Structure — Wholesale Electric Markets — ERO.”
Management is unable to predict the financial outcome of any future audits or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2021 FORM 10-K
Wholesale Electric Service

Cleco’s business practices are regulated by FERC, and the wholesale rates of both Cleco Power and Cleco Cajun are subject to FERC’s triennial market power analysis. Cleco Power and/or Cleco Cajun could lose the right to sell wholesale generation at market-based rates.
FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its most recent triennial market power analysis in December 2020, and it is currently pending FERC approval. The next triennial market power analysis is expected to be filed in December 2023. In the future, if FERC determines Cleco Power and/or Cleco Cajun possesses generation market power in excess of certain thresholds, Cleco Power and/or Cleco Cajun could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

FINANCIAL RISKS

Commodity and Commercial Transactions

Cleco may enter into fuel supply contracts, energy hedge transactions, and/or commercial transactions, including sales to wholesale customers. If risks related to these transactions are not managed effectively, they may have a material adverse effect on the liquidity, results of operations, or financial condition of the Registrants.
Cleco Power and Cleco Cajun may each enter into purchases or sales of certain physical and financial commodity contracts for the purpose of supply, customer transactions, hedging, and market operations. Cleco adheres to internal controls and risk management guidelines approved by EMT in order to manage risks related to those transactions. However, those internal controls or guidelines may not be effective or implemented as expected. All risks associated with these transactions cannot be fully eliminated. Therefore, the judgements and assumptions made in the underlying decisions related to these transactions could have a material adverse effect on the liquidity, results of operations, financial condition, or cash flows of the Registrants.

Commodity Prices

Cleco Power and Cleco Cajun’s financial performance could be exposed to fluctuations in commodity prices and other factors, which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Because Cleco is exposed to uncertain market prices of electricity, natural gas, coal, and other commodities that can impact costs of fuel supply for generation, generation revenue, cost to serve its contracted wholesale electricity customers, and revenue from these customers, Cleco may enter into transactions to mitigate the volatility in those costs that are accounted for as derivatives.
For Cleco Power, the changes in fair value of transactions accounted for as derivatives are deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. When transactions expire or are offset through liquidation, actual gains or losses are deferred and included in Cleco Power’s FAC. Recovery of these costs included in Cleco Power’s FAC is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC. For Cleco Cajun, the changes in fair value of transactions accounted for as derivatives, as well as the actual gains and losses at settlement, are reflected in current period earnings as either a component of fuel expense, for gas-related derivatives, or purchased power expense, for FTRs. As a result, Cleco is unable to accurately predict the effect that these transactions could have on its results of operations, financial condition, or cash flows.

Counterparty Risk and Guarantees

Cleco may be required to provide credit support to its counterparties, which could have a material adverse effect on the Registrants’ liquidity.
Cleco may guarantee the performance of all or some of its commercial transaction obligations and may also be required to provide counterparty credit support in the form of cash or cash equivalent collateral or margin to secure all or part of those obligations. Downgrades in Cleco’s credit quality or changes in the market prices of transaction-related energy commodities could increase the collateral or margin required to be on deposit with the counterparty or clearing house. The required credit support or increase in credit support could have a material adverse effect on the Registrants’ liquidity.

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
Performance of the capital markets affects the value of assets

CLECO
CLECO POWER	2021 FORM 10-K
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
Neither Cleco Holdings nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. If S&P, Moody’s, or Fitch were to downgrade Cleco Holdings’ or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities would be adversely affected. Downgrades of either Cleco Holdings’ or Cleco Power’s credit ratings could result in additional fees and higher interest rates for borrowings under their respective credit facilities and term loans. In addition, Cleco Holdings or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings, may be subject to more onerous debt covenants, and their pool of potential investors and funding sources could decrease. In addition, the 2016 Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings in the event of a ratings downgrade below investment grade. Following Hurricane Ida in August 2021, S&P revised the outlook on Cleco Holdings and Cleco Power to negative from stable.

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC and structurally subordinated to indebtedness and other liabilities and preferred equity of any of Cleco Power LLC’s subsidiaries.
Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2021, Cleco Power LLC had an aggregate of $1.81 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power LLC is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2021, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization.

GENERAL RISK FACTORS

Presidential Administration

The Presidential administration has made and may continue to make substantial changes to environmental, fiscal, and tax policies that could have a material adverse effect on the Registrants’ business.
The Presidential administration may propose substantial changes to environmental, fiscal, and tax policies, which may include comprehensive tax reform, more stringent requirements for reducing GHG emissions and other air pollutants from existing fossil fuel-fired power plants, and other objectives that may impact the results of operations, financial condition, or cash flows of the Registrants. Since taking office in January 2021, the current President has issued several executive orders designed to address climate change and GHG emissions, as well as an executive order requiring agencies to review past environmental actions. Furthermore, the current President has recommitted the U.S. to the Paris Agreement and announced the U.S.’ nationally determined contribution under the Paris Agreement at the summit on climate change on April 22, 2021. The target aims to reduce U.S. emissions by 50-52% compared to a 2005 baseline by 2030. The Presidential administration has also issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the administration has reviewed and approved the rule. The executive orders may result in the development of additional regulations or changes to existing regulations and it is possible that these changes could adversely affect Cleco’s business. Until any such changes are enacted, management is unable to determine the impact of any such changes on the Registrants’ business, results of operations, financial condition, or cash flows.

Taxes

Changes in taxation due to uncertain effects of the various tax reform legislation could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The Infrastructure Investment and Jobs Act (IIJA), commonly referred to as the Bipartisan Infrastructure Bill, was signed into law on November 15, 2021. This act includes new investments for all modes of transportation, water, power and energy, environmental remediation, public lands, broadband, and resilience. Management does not expect this legislation will have a significant impact on Cleco, but will continue to monitor the impact of the regulations under the IIJA.

CLECO
CLECO POWER	2021 FORM 10-K
On November 19, 2021, the U.S. House of Representatives passed the Build Back Better Act (BBBA); however, the U.S. Senate declined to vote on the legislation in its current form. The act targets individual tax relief, clean energy incentives, and increased spending on healthcare, education, childcare, and other programs. There are several tax and renewables provisions in this legislation that could have a material effect on the results of operations, financial conditions, or cash flows of the Registrants. Management continues to monitor the legislative status of the BBBA and any successor legislation.

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

Insurance

Cleco’s insurance coverage may not be sufficient and may become more costly to maintain.
Cleco currently has property, casualty, cybersecurity, and liability insurance policies in place to protect its employees, board of managers, and assets in amounts that it considers appropriate. Such policies are subject to certain limits and deductibles. Insurance coverage may not be available in the future at current costs, on commercially reasonable terms, or at all, and the insurance proceeds received for any loss of, or any damage to, any of Cleco’s facilities may not be sufficient to restore the loss or damage without a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Certain of Cleco’s current debt agreements bear interest at rates based on LIBOR. These agreements include Cleco’s revolving credit facilities, term loans, and the floating rate senior notes due in 2023. In July 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. In November 2020, the Financial Conduct Authority in the United Kingdom and the ICE Benchmark Administration, which administers LIBOR quotations, announced a consultation on the extension of the quotation of most LIBOR tenors to June 30, 2023, for legacy contracts only. This deadline has been extended and most key U.S. dollar-denominated LIBOR tenors will continue to be published until June 30, 2023. Cleco’s revolving credit facilities, term loans, and the floating rate senior notes due in 2023 issued by Cleco Power incorporate fallback language mechanisms to accommodate the eventual establishment of an alternate rate of interest, including alternative benchmark rates such as the Secured Overnight Financing Rate, upon the occurrence of certain events related to the phase-out of any applicable interest rate. The overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on the Registrants’ financial condition, results of operations, cash flows, or liquidity.

Disruptions in the capital and credit markets may adversely affect the Registrants’ cost of capital and ability to meet liquidity needs or access capital to operate and grow the business.
The Registrants’ business is capital intensive and dependent upon the Registrants’ respective abilities to access capital at reasonable rates and other terms. The Registrants’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster or when there are spikes in the price of natural gas and other commodities. The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel, purchased power, or storm restoration costs; higher than expected required pension contributions; an acceleration of payments or decreased credit lines; less cash flow from operations than expected; or other

CLECO
CLECO POWER	2021 FORM 10-K
unexpected events, could cause the financing needs of the Registrants to increase materially.
Events beyond the Registrants’ control, such as political uncertainty in the U.S. (including the ongoing debates related to the U.S. federal government budget), as well as volatility and disruption in global capital and credit markets, may create uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. Additionally, upon approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC including, but not limited to, holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; and the repayment of $400.0 million of Cleco Holdings’ debt by 2024. At December 31, 2021, the remaining balance of Cleco Holdings’ debt to be repaid by 2024 was $200.0 million. The Registrants may be unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants’ ability to fund capital expenditures or to service debt, or on the Registrants’ flexibility to react to changing economic and business conditions.

ESG

Increased focus on and changing expectations regarding ESG programs may result in constraints on the Registrants’ access to capital and increased costs and expenses.
Stakeholder scrutiny of companies’ ESG practices has been increasing across numerous industries. In recent years, certain stakeholders, including an increasing number of investors and lenders, have started placing more importance on ESG criteria when making lending and investment decisions. Although the Registrants are not currently aware of any instances where their access to capital was limited due to these developments, the increased focus on and activism related to ESG may potentially limit their access to capital or financing as some investors or lenders may elect to increase their required returns on capital offered to the Registrants or reallocate or not commit capital based on their assessment of the Registrants’ ESG profile. Additionally, failure to address and meet stakeholders’ ESG expectations, which continue to evolve, or failure to report progress on ESG initiatives may negatively impact the Registrants’ reputation and business or could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
Electric Generating Stations
As of December 31, 2021, Cleco Power either owned or had an ownership interest in five steam electric generating stations, three combined cycle units, and one gas turbine with a combined rated capacity of 3,035 MW, and a combined electric net generating capacity of 2,889 MW. The net generating capacity is the result of capacity tests and operational tests performed during 2021, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power.”

Electric Substations
As of December 31, 2021, Cleco Power owned 89 active transmission substations and 251 active distribution substations.

Electric Lines
As of December 31, 2021, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 610 circuit miles of 230-kV lines; 678 circuit miles of 138-kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,412 circuit miles of 34.5-kV lines and 8,780 circuit miles of other lines.

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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien under Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2021, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco

CLECO
CLECO POWER	2021 FORM 10-K
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

Electric Generating Stations
As of December 31, 2021, Cleco Cajun has ownership interest in four electric generating stations which, combined, consist of five gas turbine units and five steam electric generating units located in Louisiana as well as four combined cycle units located in Texas. These generating facilities have a combined rated capacity of 3,379 MW. For more information on Cleco Cajun’s generating facilities, see Item 1, “Business — Operations — Cleco Cajun.”

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CLECO
CLECO POWER	2021 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

CLECO HOLDINGS
There is no established public trading market for Cleco Holdings’ membership interests. All of Cleco Holdings’ outstanding membership interests are owned by Cleco Group.
Cleco Holdings’ credit facility requires a total indebtedness of less than or equal to 65.0% of total capitalization in order to declare dividend payments. Additionally, in accordance with the 2016 Merger Commitments, Cleco Holdings is subject to certain provisions limiting the amount of distributions that may be paid from Cleco Holdings to Cleco Group or Cleco Partners, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings.
Cleco Holdings made no distributions to Cleco Group during 2021, 2020, and 2019. Cleco Holdings received no equity contributions from Cleco Group during 2021 and 2020. In 2019, Cleco Holdings received $384.9 million of equity contributions from Cleco Group.

CLECO POWER
There is no market for Cleco Power’s membership interests. All of Cleco Power’s outstanding membership interests are owned by Cleco Holdings. Distributions on Cleco Power’s membership interests are paid when and if declared by Cleco Power’s Board of Managers. Any future distributions also may be restricted by any credit or loan agreements into which Cleco Power may enter.
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Holdings by Cleco Power by requiring Cleco Power’s total indebtedness to be less than or equal to 65.0% of total capitalization. In addition, the 2016 Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings.
Cleco Power made no distributions to Cleco Holdings in 2021 and 2020. Cleco Power made $20.0 million of distributions to Cleco Holdings during 2019. Cleco Power received no equity contributions from Cleco Holdings in 2021, 2020, and 2019.

ITEM 6. RESERVED

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

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its two principal operating business segments:

•Cleco Power, a regulated electric utility company that owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 291,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi; and
•Cleco Cajun, an unregulated electric utility company that owns 14 generating units with a total rated capacity of 3,379
MW and wholesale contracts serving a mixture of electric cooperatives, municipal bodies, and a utility.

Significant Events

Storm Restoration and Recovery
During 2020 and 2021, Cleco Power’s distribution and transmission systems sustained substantial damage from four separate hurricanes and two severe winter storms. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. The winter storms caused Cleco’s service territory to experience extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in prices of natural gas in the U.S., primarily due to prolonged freezing temperatures.
Cleco Power’s total storm restoration costs relating to these weather events are approximately $341.9 million. The balance sheets of Cleco and Cleco Power reflect the capitalization of approximately $210.6 million of the total restoration costs recorded at December 31, 2021. At December 31, 2021, Cleco Power had regulatory assets for non-capital expenses related to these weather events, as allowed by the LPSC, totaling $114.2 million. For more information on these weather events that significantly affected Cleco, see Item 8, “Financial Statements and Supplementary

CLECO
CLECO POWER	2021 FORM 10-K
Data — Notes to the Financial Statements — Note 19 — Storm Restoration, Securitization, and Cost Recovery.”
On May 19, 2021, the LPSC issued an order authorizing Cleco Power to recover $16.0 million annually for interim storm recovery. Cleco Power began collecting this amount through rates on June 1, 2021. This order is effective until such time that the securitization of those costs is complete, which is expected in mid-2022. For more information on Cleco Power’s storm securitization, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Storm Restoration, Securitization, and Cost Recovery — Storm Securitization.”

COVID-19
In March 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19. These restrictions significantly impacted many sectors of the economy with record levels of unemployment driven by businesses, nonprofit organizations, and governmental entities modifying, curtailing, or ceasing normal operations. State and local authorities also subsequently implemented multistep policies to reopen various sectors of the economy. Guidance was issued to reduce transmission of COVID-19, as well as provide protection against COVID-19.
Cleco is monitoring the ongoing COVID-19 pandemic and continues to adjust certain business practices to conform to government restrictions and best practices encouraged by the CDC, WHO, OSHA, and other governmental and regulatory authorities. The first priority in Cleco’s response to this crisis has been the health and safety of its employees, its customers, and other business counterparties. Cleco has implemented preventative measures and developed corporate response plans to minimize unnecessary risk of exposure and prevent infection, while supporting its customers’ operations.
On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of expenses incurred as a result of an LPSC executive order prohibiting the disconnection of utilities for non-payment, as well as the lost revenue associated with the disconnection fees and incremental costs. At December 31, 2021, Cleco Power had a regulatory asset of $3.0 million for expenses incurred. For more information on the regulatory treatment of the regulatory asset, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — COVID-19 Executive Order.”
Cleco is also working with its suppliers to understand the potential impacts to its supply chain. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as warranted.
Cleco has implemented certain measures that it believes will provide financial flexibility and help maintain its liquidity. While Cleco continues to assess the COVID-19 situation, Cleco cannot predict the full impact that COVID-19, or the significant disruption and volatility currently being experienced in the markets, will have on its business, cash flows, liquidity, financial condition, and results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — Pandemics, Epidemics, or Other Outbreaks.”
Future Tax Reform
On November 19, 2021, the U.S. House of Representatives passed the Build Back Better Act (BBBA); however, the U.S. Senate declined to vote on it in its current form. The BBBA targets individual tax relief, clean energy incentives, and increased spending on healthcare, education, childcare, and other programs. There are several tax and renewables provisions in this legislation that could have a material effect on the results of operations, financial conditions, or cash flows of the Registrants. Management continues to monitor the legislative status of the BBBA and any successor legislation.
On November 13, 2021, the Louisiana state corporate income tax rate decreased from 8% to 7.5%, effective for the income tax periods beginning on or after January 1, 2022.

ESG Goals
Cleco is incorporating sustainability into its operations by establishing a combination of ESG goals. Cleco is accelerating efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco is planning to increase electrification initiatives and reduce GHG emissions by incorporating renewable energy resources into the generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco’s target is to sustainably reduce GHG emissions 60.0% by 2030 with aspirations of net zero emissions by 2050. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable, as well as support community investment opportunities across its service territory and create a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to the governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and has appointed a Chief Sustainability Officer to oversee the continued implementation of the ESG goals. Currently, management is unable to predict the impact of implementing these ESG goals on the Registrants. For more information on these ESG goals, see Part I, Item 1, “Business — Human Capital — Diversity and Inclusion,” “— Communities,” and “— Oversight and Governance.”

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impact the ROE, as well as the recovery of costs related to storms, growing energy demand, and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to related operating challenges and uncertainties, including increased wholesale competition. Cleco Power’s current key initiatives are continuing the DSMART project and maintaining and growing its wholesale and retail businesses. These and other initiatives are discussed below.
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2021, under the terms of the new retail rate plan, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to

CLECO
CLECO POWER	2021 FORM 10-K
be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. For more information on the new retail rate plan for Cleco Power, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — FRP.”

Bayou Vista to Segura Transmission Project
The Bayou Vista to Segura Transmission project includes the construction of 48 miles of 230 kilovolt transmission line, a 230/138 kilovolt substation, and three substation expansions in south Louisiana. The project is expected to cost $125.2 million. The project is expected to increase reliability, provide transmission system redundancy, and provide hurricane hardening for customers in south Louisiana. Cleco Power received MISO approval for the project in December 2017. As part of Cleco Power’s new retail rate plan, the LPSC approved the establishment of a regulatory asset and recovery of the revenue requirements associated with the Bayou Vista to Segura Transmission project starting in the month after completion of each phase of the project. Construction has been completed on expansions to existing substations. The northern phase of the project was completed in August 2021, and the southern phase of the project was completed in December 2021. At December 31, 2021, Cleco Power had a regulatory asset of $1.4 million for recovery of the revenue requirements for the northern phase of the project. As of December 31, 2021, Cleco Power had spent $120.4 million on the project, with the remaining costs relating to final clean-up costs and engineering costs.

DSMART Project
In 2019, Cleco Power initiated the DSMART project. This project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases. As of December 31, 2021, Cleco Power had spent $32.1 million on the project.

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
In 2021, a wholesale customer that is currently Cleco Power’s largest single customer, based on revenue, and is under contract with Cleco Power through March 31, 2024, conducted a request for proposal for capacity and energy beginning April 1, 2024, in which Cleco Power participated. In August 2021, the wholesale customer informed Cleco Power that it was not selected as a provider of capacity and energy after the first quarter of 2024 and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Power subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the wholesale customer’s notice. The certification process is ongoing, and the LPSC procedural schedule extends into the third quarter of 2022. Cleco Power cannot predict the outcome of the process. Failure to recontract this or other agreements may affect jurisdictional retail rates that will be subject to review by the LPSC in conjunction with Cleco Power’s next rate case.

Cleco Cajun
Cleco Cajun currently has power purchase agreements totaling approximately 2,100 MW with 12 wholesale customers, which consist of a mixture of electric cooperatives, municipal bodies, and a utility. Cleco Cajun routinely seeks to grow the amount of power sold pursuant to these existing agreements. These contracts provide Cleco Cajun with predictable cash flow and market risk mitigation through at least the first quarter of 2025 but may prevent Cleco Cajun from taking advantage of rising market rates for power.
In 2020, a group of electric cooperatives, which are currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for capacity, energy, and resources beginning in the second quarter of 2025 in which Cleco Cajun participated. In March 2021, the group of electric cooperatives informed Cleco Cajun that it was not selected as a provider and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Cajun subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the electric cooperatives’ notice. On January 25, 2022, the LPSC certified the electric cooperatives’ request, which did not include any of Cleco Cajun’s assets or contracts.
In 2021, a separate electric cooperative, which is currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for capacity and energy after March 27, 2025, in which Cleco Cajun participated. In August 2021, the electric cooperative informed Cleco Cajun that it was not selected as a provider, and filed a notice with the LPSC requesting certification of the results of the request for proposal. Cleco Cajun subsequently filed a notice of intervention with the LPSC requesting further review prior to the potential certification of the electric cooperative’s notice. The certification process is ongoing, and the LPSC procedural schedule extends into the third quarter of 2022. Cleco Cajun cannot predict the outcome of the process.
In 2021, an additional electric cooperative, which is currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for capacity and energy after March 31, 2025, in which Cleco Cajun participated. In December 2021, the electric cooperative informed Cleco Cajun that it was not selected as a provider. As of March 7, 2022, the electric cooperative has not filed a notice with the LPSC requesting certification of the request for proposal results. Cleco Cajun will monitor the cooperative’s filing of a request for certification with the LPSC.
Failure to recontract these or other agreements or failure to enter into new contracts to replace the existing agreements could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows, and liquidity as early as the second quarter of 2025. Cleco Cajun is working to secure load growth opportunities that include renewing

CLECO
CLECO POWER	2021 FORM 10-K
existing wholesale contracts with electric cooperatives in Louisiana, pursuing new wholesale contracts with other utilities and municipalities in MISO South, and continuing support of economic development with existing customers throughout the state.
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

Comparison of the Years Ended December 31, 2021, and 2020

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue, net	$1,745,929	$1,498,146	$247,783	16.5%
Operating expenses	1,401,052	1,193,054	(207,998)	(17.4)%
Operating income	344,877	305,092	39,785	13.0%
Interest income	3,312	3,948	(636)	(16.1)%
Allowance for equity funds used during construction	9,905	998	8,907	892.5%
Other expense, net	(15,681)	(14,156)	(1,525)	(10.8)%
Interest charges	134,336	137,864	3,528	2.6%
Federal and state income tax expense	13,111	35,718	22,607	63.3%
Net income	$194,966	$122,300	$72,666	59.4%

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

Operating Revenue
Operating revenue, net increased $247.8 million during 2021 as compared to 2020 primarily due to $189.0 million of higher fuel cost recovery revenue, $12.2 million of lower electric customer credits, and $9.4 million of higher other operations revenue at Cleco Power. Also contributing to the increase was $32.7 million of higher electric operations revenue and $7.0 million of higher other operations revenue at Cleco Cajun.

Operating Expenses
Operating expenses increased $208.0 million during 2021 as compared to 2020 primarily due to $189.0 million of higher recoverable fuel and purchased power expense, $7.9 million of higher non-recoverable fuel and purchased power expense, $6.5 million of higher depreciation expense, $5.0 million of higher taxes other than income taxes, and $2.1 million of higher other operations and maintenance expense at Cleco Power. Also contributing to the increase was $69.7 million of higher purchased power expense, $8.1 million of higher depreciation and amortization expense, and $2.2 million of higher other operations and maintenance expense at Cleco Cajun. These increases were partially offset by $80.4 million of lower fuel used for electric generation at Cleco Cajun.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $8.9 million during 2021 as compared to 2020 primarily due to higher AFUDC rates driven by the timing of the election and LPSC approval of the FERC modified formula authorized in March 2020.

Other Expense, Net
Other expense, net increased $1.5 million during 2021 as compared to 2020 primarily due to $6.3 million of higher pension non-service costs at Cleco Power and $1.0 million of disallowed costs as a result of the settlement of Cleco Power’s new retail rate plan. These increases were partially offset by $5.7 million for the increase in cash surrender value of certain trust-owned life insurance policies at Cleco Holdings as a result of more favorable market conditions.

Interest Charges
Interest charges decreased $3.5 million during 2021 as compared to 2020 primarily due to $4.3 million of lower rates on Cleco Holdings’ variable rate debt incurred in connection with the 2016 Merger and the Cleco Cajun Transaction and $1.3 million of higher allowance for borrowed funds used during construction at Cleco Power. These amounts were partially offset by $1.7 million of lower capitalized interest at Cleco Cajun.

Income Taxes
Federal and state income tax expense decreased $22.6 million during 2021 as compared to 2020 primarily due to $20.6 million for the amortization of excess ADIT, $11.1 million for adjustments to tax returns as filed, and $3.1 million for the flowthrough of tax benefits. These decreases were partially offset by $8.2 million for the change in pretax income, excluding AFUDC equity, $2.4 million for state tax expense, and $1.1 million for an adjustment for state tax rate change.
The effective income tax rates for the years ended December 31, 2021, and 2020, were different than the federal statutory rates. For more information on Cleco’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco.”

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

CLECO
CLECO POWER	2021 FORM 10-K
perform in MISO and the related operating challenges; the cost of compliance with environmental and reliability regulations; conditions in the credit markets and global economy; changes in the federal and state regulation of generation, transmission, and the sale of electricity; the regulatory treatment of the TCJA, and the increasing uncertainty of future federal and state regulatory and environmental policies. For a discussion of various regulatory changes and competitive forces affecting Cleco Power and other electric utilities, see “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises,” and “— Financial Condition — Regulatory and Other Matters — Market Structure.” For a discussion of risk factors affecting Cleco Power’s business, see Part I, Item 1A, “Risk Factors.” For more information about the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — TCJA.”
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
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases, or in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. In some instances, the outcome of a rate case or request for extension of an FRP may impact wholesale decisions of Cleco Power. These proceedings may examine, among other things, the prudency of Cleco Power’s operation and maintenance practices, level of expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2021, under the terms of the new retail rate plan, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates.

Other expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses consist of other operations, maintenance, depreciation and amortization, and taxes other than income taxes. Other operations expenses are affected by, among other things, the cost of employee benefits, insurance expense, and the costs associated with energy delivery and customer service. Annual maintenance expenses associated with Cleco Power’s plants generally depend upon their physical characteristics, maintenance practices, and the effectiveness of their preventive maintenance programs. Transmission and distribution maintenance expenses are generally affected by the level of repair and rehabilitation of lines to maintain reliability. Depreciation and amortization expense is primarily affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities. Taxes other than income taxes generally include payroll taxes, franchise taxes, and property taxes. Cleco Power anticipates certain non-fuel cost recovery expenses to be higher in 2022 as compared to 2021. These expenses include higher administration and general operations expense, higher depreciation and amortization expense, higher taxes other than income taxes, and higher interest expense.

CLECO
CLECO POWER	2021 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Base	$652,573	$654,346	$(1,773)	(0.3)%
Fuel cost recovery	549,676	360,672	189,004	52.4%
Electric customer credits	(40,878)	(53,119)	12,241	23.0%
Other operations	74,625	65,237	9,388	14.4%
Affiliate revenue	5,641	5,156	485	9.4%
Operating revenue, net	1,241,637	1,032,292	209,345	20.3%
Operating expenses
Recoverable fuel and purchased power	549,677	360,664	(189,013)	(52.4)%
Non-recoverable fuel and purchased power	41,420	33,526	(7,894)	(23.5)%
Other operations and maintenance	223,257	221,146	(2,111)	(1.0)%
Depreciation and amortization	173,498	166,987	(6,511)	(3.9)%
Taxes other than income taxes	49,598	44,631	(4,967)	(11.1)%
Total operating expenses	1,037,450	826,954	(210,496)	(25.5)%
Operating income	204,187	205,338	(1,151)	(0.6)%
Interest income	3,294	3,362	(68)	(2.0)%
Allowance for equity funds used during construction	9,905	998	8,907	892.5%
Other expense, net	(19,561)	(12,259)	(7,302)	(59.6)%
Interest charges	73,090	73,985	895	1.2%
Federal and state income tax (benefit) expense	(9,353)	26,799	36,152	134.9%
Net income	$134,088	$96,655	$37,433	38.7%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2021	2020	(UNFAVORABLE)
Electric sales
Residential	3,653	3,642	0.3%
Commercial	2,564	2,521	1.7%
Industrial	2,170	1,971	10.1%
Other retail	125	125	—%
Total retail	8,512	8,259	3.1%
Sales for resale	2,880	2,957	(2.6)%
Total retail and wholesale customer sales	11,392	11,216	1.6%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2021	2020	(UNFAVORABLE)
Electric sales
Residential	$304,761	$305,430	(0.2)%
Commercial	189,802	189,066	0.4%
Industrial	88,661	87,313	1.5%
Other retail	10,984	10,895	0.8%
Surcharge	—	2,440	(100.0)%
Total retail	594,208	595,144	(0.2)%
Sales for resale	58,365	59,202	(1.4)%
Total base revenue	$652,573	$654,346	(0.3)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2021 CHANGE
	2021	2020	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,141	3,179	2,779	(1.2)%	13.0%
Heating degree-days	1,314	1,105	1,546	18.9%	(15.0)%

Base
Base revenue decreased $1.8 million in 2021 as compared to 2020 primarily due to $15.6 million of lower rates as a result of the implementation of Cleco Power’s new retail rate plan. The lower rates are largely due to TCJA bill credits for the retail portion of the unprotected excess ADIT. Prior to the implementation of Cleco Power’s new retail rate plan, these credits were recorded in Electric customer credits on Cleco Power’s Consolidated Statement of Income. Also contributing to the decrease is the absence of $2.4 million of Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020. These decreases were partially offset by $9.5 million of new interim rate recovery for certain storm costs relating to Hurricanes Laura, Delta, and Zeta, $3.6 million of higher revenue due to the absence of impacts from lower usage as a result of Hurricanes Laura, Delta, and Zeta in 2020, and $3.2 million of higher usage from colder winter weather.
For more information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during 2021 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted

CLECO
CLECO POWER	2021 FORM 10-K
by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of these costs through Cleco Power’s FAC over a period of 12 months beginning in May 2021. Cleco Power’s incremental fuel and purchased power costs were also impacted by higher costs of lignite at the Dolet Hills Power Station. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s most current fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits decreased $12.2 million in 2021 as compared to 2020 primarily due to lower credits to retail customers for the federal tax-related benefits of the TCJA as a result of the settlement of Cleco Power’s new retail rate plan. After the implementation of Cleco Power’s new retail rate plan, these credits offset base revenue on Cleco Power’s Consolidated Statement of Income. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue increased $9.4 million in 2021 as compared to 2020 primarily due to $5.1 million of higher transmission revenue, $2.5 million of net higher forfeited discounts primarily as a result of Cleco Power resuming disconnection and late fees in October 2020, following the termination of the LPSC moratorium in July 2020, and $1.9 million of higher reconnection fees.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $7.9 million in 2021 as compared to 2020 primarily due to $5.6 million of higher MISO transmission costs and $2.3 million of higher fuel expenses largely due to the winter storms in 2021.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $2.1 million during 2021 as compared to 2020 primarily due to $9.5 million of higher distribution maintenance expenses, $7.3 million of higher generating outage maintenance expenses, $4.9 million of higher customer service expenses relating to increased temporary staffing and increased collection efforts, and $1.6 million of higher reserves for injuries and damages. These increases were partially offset by $8.3 million of lower fees for outside services mostly relating to START project expenses and contract workers, $6.7 million of lower expenses related to employee benefits, and $6.7 million of lower generation operations expenses.

Depreciation and Amortization
Depreciation and amortization increased $6.5 million during 2021 as compared to 2020 primarily due to $5.3 million of higher normal recurring additions to fixed assets and $3.1 million for the amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta. These amounts were partially offset by $2.1 million for the absence of amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in 2020.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $5.0 million during 2021 as compared to 2020 primarily due to $3.2 million of higher property taxes, $0.9 million of higher franchise taxes, and $0.6 million of higher payroll taxes.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $8.9 million during 2021 as compared to 2020 primarily due to higher AFUDC rates driven by the timing of the election and LPSC approval of the FERC modified formula authorized in March 2020.

Other Expense, Net
Other expense, net increased $7.3 million during 2021 as compared to 2020 primarily due to $6.3 million of higher pension non-service costs and $1.0 million of disallowed costs as a result of the settlement of Cleco Power’s new retail rate plan.

Income Taxes
Federal and state income taxes decreased $36.2 million during 2021 as compared to 2020 primarily due to $20.6 million for the amortization of excess ADIT, $10.9 million for adjustments to tax returns as filed, $3.1 million for the flowthrough of tax benefits, and $2.1 for the change in pretax income, excluding AFUDC equity.
The effective income tax rates for the years ended December 31, 2021, and 2020, were different than the federal statutory rates. For more information on Cleco Power’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco Power.”

CLECO
CLECO POWER	2021 FORM 10-K

Cleco Cajun
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Electric operations	$398,226	$365,555	$32,671	8.9%
Electric customer credits	244	(153)	397	259.5%
Other operations	128,749	121,747	7,002	5.8%
Affiliate revenue	—	204	(204)	(100.0)%
Operating revenue, net	527,219	487,353	39,866	8.2%
Operating expenses
Fuel used for electric generation	(47,052)	33,377	80,429	241.0%
Purchased power	257,703	188,020	(69,683)	(37.1)%
Other operations and maintenance	93,460	91,250	(2,210)	(2.4)%
Depreciation and amortization	52,102	43,997	(8,105)	(18.4)%
Taxes other than income taxes	11,675	13,415	1,740	13.0%
Total operating expenses	367,888	370,059	2,171	0.6%
Operating income	159,331	117,294	42,037	35.8%
Interest income	15	273	(258)	(94.5)%
Other (expense) income, net	(628)	255	(883)	(346.3)%
Interest charges	803	(750)	(1,553)	(207.1)%
Federal and state income tax expense	42,283	29,080	(13,203)	(45.4)%
Net income	$115,632	$89,492	$26,140	29.2%

Electric Operations
Electric operations increased $32.7 million during 2021 as compared to 2020 primarily due to $23.6 million of higher fuel rates, $5.6 million of higher load volumes primarily due to winter storms, $4.4 million of higher MISO make-whole payments, $3.9 million of higher capacity contract rates, and $1.3 million for the absence of a 2020 customer demand adjustment. These increases were partially offset by $4.1 million for the expiration of a power supply agreement in May 2021 and $1.5 million of lower MISO capacity revenue.

Other Operations Revenue
Other operations revenue increased $7.0 million during 2021 as compared to 2020 primarily due to $9.7 million of higher transmission revenue, partially offset by $2.7 million of lower lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $80.4 million during 2021 as compared to 2020 primarily due to $68.3 million of higher mark-to-market gains on gas-related derivative contracts and $54.7 million of settlements related to gas swaps activity. These decreases were partially offset by $41.7 million of higher coal consumption which was largely the result of higher generating unit dispatch.

Purchased Power
Purchased power increased $69.7 million during 2021 as compared to 2020 primarily due to higher costs of purchased power from MISO, largely the result of higher usage and Winter Storms Uri and Viola.

Other Operations and Maintenance
Other operations and maintenance expense increased $2.2 million during 2021 as compared to 2020 primarily due to $5.5 million of higher generating outage maintenance expenses, partially offset by $1.6 million of lower generation operations expense and $1.1 million of lower materials and supplies expense.

Depreciation and Amortization
Depreciation and amortization increased $8.1 million during 2021 as compared to 2020 primarily due to $6.2 million relating to adjustments to ARO assets to comply with the final CCR Rule as well as a reduction to the remaining lives of those assets. Also contributing to the increase was $1.9 million of higher normal recurring additions to fixed assets.

Income Taxes
Federal and state income taxes increased $13.2 million during 2021 as compared to 2020 primarily due to $8.3 million for the change in pretax income, $2.5 million for an adjustment for state tax rate change, $1.8 million for state tax expenses, and $0.5 million of permanent tax deductions. The effective income tax rate for the year ended December 31, 2021, was 27.2% which was different than the federal statutory rate.

Comparison of the Years Ended December 31, 2020, and 2019

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue, net	$1,498,146	$1,639,605	$(141,459)	(8.6)%
Operating expenses	1,193,054	1,324,711	131,657	9.9%
Operating income	305,092	314,894	(9,802)	(3.1)%
Interest income	3,948	6,090	(2,142)	(35.2)%
Allowance for equity funds used during construction	998	15,397	$(14,399)	(93.5)%
Other (expense) income, net	(14,156)	758	$(14,914)	*
Interest charges	137,864	141,309	$3,445	2.4%
Federal and state income tax expense	35,718	43,165	$7,447	17.3%
Net income	$122,300	$152,665	$(30,365)	(19.9)%
*Not meaningful

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

COVID-19 Impacts
The rapid spread of COVID-19 and the varying degrees of restrictions on business and social activities imposed by federal, state, and local governments to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory, caused Cleco to experience adverse business conditions. These directives include an executive order issued on March 13, 2020, by the LPSC prohibiting the disconnection of utilities for nonpayment. The LPSC is allowing utilities to establish a regulatory asset for the expenses incurred from the executive order. At December 31, 2020, Cleco Power had a regulatory asset of $3.0 million for

CLECO
CLECO POWER	2021 FORM 10-K
expenses incurred. While Cleco continues to assess the COVID-19 situation, at this time Cleco cannot estimate with any degree of certainty the full impact of the COVID-19 pandemic on its financial condition and future results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — Pandemics, Epidemics, or Other Outbreaks.” For more information on the regulatory asset related to the COVID-19 pandemic, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — COVID-19 Executive Order.”

Operating Revenue
Operating revenue, net decreased $141.5 million during 2020 as compared to 2019 primarily due to $101.2 million of lower fuel cost recovery at Cleco Power. Also contributing to the decrease was $14.7 million of lower base revenue, $14.6 million of higher electric customer credits, and $7.6 million of lower other operations revenue at Cleco Power. For more information on the factors affecting operating revenue, see “— Cleco Power — Base,” “— Fuel Cost Recovery/Recoverable Fuel and Purchased Power,” “— Electric Customer Credits,” and “— Other Operations Revenue.”

Operating Expenses
Operating expenses decreased $131.7 million during 2020 as compared to 2019 primarily due to $101.2 million of lower recoverable fuel and purchased power expenses at Cleco Power. Also contributing to the decrease was $48.1 million of lower fuel used for electric generation at Cleco Cajun. For more information on the factors affecting operating expenses at Cleco Power, see “— Cleco Power — Fuel Cost Recovery/Recoverable Fuel and Purchased Power,” “— Other Operations and Maintenance Expense,” and “— Depreciation and Amortization.” For more information on the factors affecting operating expenses at Cleco Cajun, see “— Cleco Cajun — Fuel Used for Electric Generation,” “— Purchased Power,” “— Depreciation and Amortization,” and “— Taxes Other Than Income Taxes.”

Interest Income
Interest income decreased $2.1 million during 2020 as compared to 2019 primarily due to $1.5 million of lower interest rates and balances on temporary investments at Cleco Power and Cleco Cajun. Also contributing to the decrease was $0.7 million of lower interest related to a fuel surcharge at Cleco Power.

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

Interest Charges
Interest charges decreased $3.4 million during 2020 as compared to 2019. Lower rates on Cleco Holdings’ variable rate debt contributed $12.2 million to the decrease, as well as $2.7 million of lower interest accrued on a tax rate refund at Cleco Power. Partially offsetting these decreases were $6.9 million of higher interest associated with Cleco Holdings’ senior notes issued in September 2019 and $4.6 million of lower allowance for borrowed funds used during construction at Cleco Power.

Income Taxes
Federal and state income tax expense decreased $7.4 million during 2020 as compared to 2019 primarily due to $16.7 million for the amortization of excess ADIT, $4.2 million for the change in pretax income, excluding AFUDC equity, $3.1 million for miscellaneous tax items, and $2.4 million for state tax expense. These decreases were partially offset by $10.7 million for adjustments to tax returns as filed, $6.0 million for the flowthrough of tax benefits, and $2.1 million for permanent tax deductions. The effective income tax rate for the year ended December 31, 2020, was 22.6% which was different than the federal statutory rate. For more information about the difference in the effective income tax rate and the federal statutory rate, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco.”

CLECO
CLECO POWER	2021 FORM 10-K

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Base	$654,346	$669,091	$(14,745)	(2.2)%
Fuel cost recovery	360,672	461,837	(101,165)	(21.9)%
Electric customer credits	(53,119)	(38,516)	(14,603)	(37.9)%
Other operations	65,237	72,833	(7,596)	(10.4)%
Affiliate revenue	5,156	3,125	2,031	65.0%
Operating revenue, net	1,032,292	1,168,370	(136,078)	(11.6)%
Operating expenses
Recoverable fuel and purchased power	360,664	461,877	101,213	21.9%
Non-recoverable fuel and purchased power	33,526	34,648	1,122	3.2%
Other operations and maintenance	221,146	207,164	(13,982)	(6.7)%
Depreciation and amortization	166,987	172,471	5,484	3.2%
Taxes other than income taxes	44,631	43,742	(889)	(2.0)%
Total operating expenses	826,954	919,902	92,948	10.1%
Operating income	205,338	248,468	(43,130)	(17.4)%
Interest income	3,362	4,744	(1,382)	(29.1)%
Allowance for equity funds used during construction	998	15,397	(14,399)	(93.5)%
Other expense, net	(12,259)	(3,616)	(8,643)	(239.0)%
Interest charges	73,985	71,279	(2,706)	(3.8)%
Federal and state income tax expense	26,799	45,452	18,653	41.0%
Net income	$96,655	$148,262	$(51,607)	(34.8)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2020	2019	(UNFAVORABLE)
Electric sales
Residential	3,642	3,589	1.5%
Commercial	2,521	2,772	(9.1)%
Industrial	1,971	2,027	(2.8)%
Other retail	125	129	(3.1)%
Total retail	8,259	8,517	(3.0)%
Sales for resale	2,957	3,046	(2.9)%
Total retail and wholesale customer sales	11,216	11,563	(3.0)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2020	2019	(UNFAVORABLE)
Electric sales
Residential	$305,430	$297,204	2.8%
Commercial	189,066	198,664	(4.8)%
Industrial	87,313	84,030	3.9%
Other retail	10,895	10,786	1.0%
Surcharge	2,440	22,132	(89.0)%
Total retail	595,144	612,816	(2.9)%
Sales for resale	59,202	56,275	5.2%
Total base revenue	$654,346	$669,091	(2.2)%
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

Base
Base revenue decreased $14.7 million in 2020 as compared to 2019 primarily due to $18.6 million of lower Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020, $11.7 million related to lower usage from milder weather, and $6.3 million as a result of lower usage due to the impacts of Hurricanes Laura, Delta, and Zeta. Also contributing to the decrease was $5.9 million from lower usage due to the impacts of COVID-19. These decreases were partially offset by $14.0 million of higher unbilled revenue, largely the result of colder December 2020 weather, $7.9 million of higher revenue related to the St. Mary Clean Energy Center project, $2.0 million related to the recognition of the revenue requirement of Coughlin Pipeline, and $1.7 million related to shared services associated with the Cleco Cajun Transaction.
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

CLECO
CLECO POWER	2021 FORM 10-K
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

Electric Customer Credits
Electric customer credits increased $14.6 million in 2020 as compared to 2019 primarily due to a net $18.8 million of higher estimated credits to retail customers for the federal tax-related benefits of the TCJA. This increase was partially offset by $2.3 million for the absence of FRP refunds and $1.7 million for the absence of refunds due to Cleco Power’s wholesale transmission customers associated with the FERC audit. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — TCJA.”

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

Depreciation and Amortization
Depreciation and amortization decreased $5.5 million during 2020 as compared to 2019 primarily due to $18.4 million of lower amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds and the absence of $2.5 million of amortization of corporate franchise taxes to a regulatory asset. These decreases were partially offset by $9.8 million of higher normal recurring additions to fixed assets and $6.2 million of higher amortization of intangible property related to the START project.

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

Income Taxes
Federal and state income taxes decreased $18.7 million during 2020 as compared to 2019 primarily due to $16.7 million for the amortization of excess ADIT, $11.0 million for the change in pretax income, excluding AFUDC equity, $5.4 million for state tax expense, and $2.7 million for miscellaneous tax items. These decreases were partially offset by $8.7 million for adjustments to tax returns as filed, $6.0 million for the flowthrough of tax benefits, and $2.3 million for permanent tax deductions. The effective income tax rate for the year ended December 31, 2020, was 21.7% which was different than the federal statutory rate. For more information about the difference in the effective income tax rate and the federal statutory rate, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco Power.”

CLECO
CLECO POWER	2021 FORM 10-K

Cleco Cajun
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2020	2019	VARIANCE	CHANGE
Operating revenue
Electric operations	$365,555	$375,489	$(9,934)	(2.6)%
Electric customer credits	(153)	(1,447)	1,294	89.4%
Other operations	121,747	117,468	4,279	3.6%
Affiliate revenue	204	108	96	88.9%
Operating revenue, net	487,353	491,618	(4,265)	(0.9)%
Operating expenses
Fuel used for electric generation	33,377	81,514	48,137	59.1%
Purchased power	188,020	177,254	(10,766)	(6.1)%
Other operations and maintenance	91,250	91,215	(35)	—%
Depreciation and amortization	43,997	35,544	(8,453)	(23.8)%
Taxes other than income taxes	13,415	14,785	1,370	9.3%
Total operating expenses	370,059	400,312	30,253	7.6%
Operating income	117,294	91,306	25,988	28.5%
Interest income	273	987	(714)	(72.3)%
Other income (expense), net	255	(368)	623	169.3%
Interest charges	(750)	35	785	*
Federal and state income tax expense	29,080	22,479	(6,601)	(29.4)%
Net income	$89,492	$69,411	$20,081	28.9%
*Not meaningful

Electric Operations
Electric operations decreased $9.9 million during 2020 as compared to 2019 primarily due to $21.6 million related to lower fuel rates, $10.4 million related to lower load volumes, $7.1 million of lower MISO make-whole payments, and $2.1 million of lower environmental recovery revenue. These decreases were partially offset by $30.8 million of increased electric operations revenue in 2020 as a result of the Cleco Cajun Transaction closing in February 2019.

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

Income Taxes
Federal and state income taxes increased $6.6 million during 2020 as compared to 2019 primarily due to $5.6 million for the change in pretax income and $2.6 million for state tax expense, partially offset by $1.5 million for permanent tax deductions. The effective income tax rate for the year ended December 31, 2020, was 24.5% which was different than the federal statutory rate.

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

CLECO
CLECO POWER	2021 FORM 10-K
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the years ended December 31, 2021, 2020, and 2019:

	FOR THE YEAR ENDED DEC. 31,
	2021			2020			2019
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$134,088	$115,632		$96,655	$89,492		$148,262	$69,411
Add: Depreciation and amortization	173,498	56,438	(1)	166,987	47,183	(2)	172,471	38,465	(3)
Less: Interest income	3,294	15		3,362	273		4,744	987
Add: Interest charges	73,090	803		73,985	(750)		71,279	35
(Less) add: Federal and state income tax (benefit) expense	(9,353)	42,283		26,799	29,080		45,452	22,479
EBITDA	$368,029	$215,141		$361,064	$164,732		$432,720	$129,403
(1) Includes $13.5 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $12.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(3) Includes $11.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(8.4) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

Selected Financial Data
The information set forth in the following table should be read in conjunction with Cleco’s Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2021	2020	2019
Operating revenue, net (excluding intercompany revenue)
Cleco Power	1,228,382	$1,020,674	$1,157,774
Cleco Cajun	527,219	487,149	491,510
Other	(9,672)	(9,677)	(9,679)
Total	$1,745,929	$1,498,146	$1,639,605
Income before income taxes	208,077	$158,018	$195,830
Net income	194,966	$122,300	$152,665
Capitalization
Member’s equity	46.56%	46.55%	46.31%
Long-term debt and finance leases (1)	53.44%	53.45%	53.69%
Member’s equity	$2,954,156	$2,757,023	$2,643,006
Long-term debt and finance leases (1)	$3,390,033	$3,165,387	$3,064,679
Total assets	$8,125,018	$7,725,569	$7,476,298
(1) Excludes long-term debt and finance leases due within one year.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the revenue and expense items of Cleco Power for the years ended December 31, 2021, and 2020, see “— Results of Operations — Comparison of the Years Ended December 31, 2021, and 2020 — Cleco Power.”
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

CLECO
CLECO POWER	2021 FORM 10-K
“Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
Cleco believes that the following are the most significant critical accounting policies:

•Regulatory Accounting: Cleco has concluded it is probable that regulatory assets can be recovered from ratepayers in future rates. At December 31, 2021, Cleco Power had $663.6 million of net regulatory assets. As a result of the 2016 Merger, Cleco Holdings recognized regulatory assets. At December 31, 2021, Cleco Holdings had $137.7 million of regulatory assets. If future recovery of costs ceases to be probable due to actions by the LPSC or other factors, Cleco could be required to record a loss on some or all of its regulatory assets. For more information on this regulatory accounting policy, see “— Cleco Power.” For more information on the LPSC and regulatory assets, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” and “Note 6 — Regulatory Assets and Liabilities.”

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

•Pension and Other Postretirement Benefits: To determine assets, liabilities, and expenses relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rates, expected return on plan assets, mortality rates, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year-to-year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2021 return on plan assets was 7.14% compared to an expected long-term return of 5.00%. For 2020, the plan assets had a return of 15.89% compared to an expected long-term return of 5.91%. For the calculation of the 2022 periodic expense, Cleco increased the expected long-term return on plan assets to 5.25%.
Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. As a result of the annual review of assumptions, the pension plan discount rate increased from 2.74% to 2.98% for the December 31, 2021, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. On December 31, 2021, Cleco Power recognized a $26.9 million actuarial gain primarily due to an increase in the discount rate and higher than expected return on assets, partially offset by an update to the census data. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants (approximately six years as of December 31, 2021, for Cleco’s plan) when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(45,713)	$(4,495)
	0.5% decrease	$51,238	$4,952
Salary scale	0.5% increase	$6,801	$1,334
	0.5% decrease	$(6,218)	$(1,212)
Expected return on assets	0.5% increase	$—	$(2,344)
	0.5% decrease	$—	$2,344

Cleco Power did not make any required or discretionary contributions to the pension plan in 2021 and made a $15.8 million required contribution to the pension plan in December 2020 and a $12.3 million discretionary contribution to the pension plan in 2019. Based on funding assumptions at December 31, 2021, and the funding relief provided by the American Rescue Plan Act, which was signed by the President on March 11, 2021, management estimates that $5.4 million of pension contributions will be required through 2026. Cleco has not made, and does not expect to make, any contributions to the pension plan in

CLECO
CLECO POWER	2021 FORM 10-K
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

Cleco Power
Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets. Future rate changes could have a material impact on the results of operations, financial condition, or cash flows of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•The LPSC determines the ability of Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. At December 31, 2021, the carrying value of Cleco Power’s long-lived assets was $3.83 billion. Currently, Cleco Power has concluded that none of its long-lived assets are impaired.

•The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. In March 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit is $565.8 million. Cleco Power has responded to several sets of data requests from the LPSC. Cleco Power has FAC filings for January 2020 and thereafter that are subject to audit. Management believes all FAC costs were prudently incurred. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, by the LPSC related to these filings. For more information on LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2021, and 2020 — Cleco Power — Significant Factors Affecting Cleco Power — Fuel Cost Recovery/Recoverable Fuel and Power Purchased.”

CLECO
CLECO POWER	2021 FORM 10-K

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital with favorable terms could negatively affect Cleco’s ability to maintain or expand its business. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2021:

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

Following Hurricane Ida in August 2021, S&P revised its outlook on Cleco Holdings and Cleco Power to negative from stable. According to S&P, this revision was attributable to Cleco Power’s ongoing exposure to severe weather, including hurricanes, S&P’s expectation for weaker financial measures due to delayed recovery of most of the costs related to the 2020 hurricanes, the incurrence of additional costs related to Hurricane Ida, as well as Cleco’s lack of access to public equity markets. S&P expects that financial measures will remain weak until Cleco Power receives authorization from the LPSC to issue storm restoration financing. It is possible that S&P could revise their outlook to stable if Cleco’s financial measures materially strengthen without any weakening in its business risk profile, which may occur upon the completion of the storm restoration costs securitization expected in mid-2022. However, the risk of significant weather events may continue to influence rating agencies’ perception of risk, and could potentially impact the thresholds that Cleco Holdings and Cleco Power are held to, which could have subsequent implications for their respective capital structures in the future.
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

Global and U.S. Economic Environment
Global and domestic economic conditions may have an impact on Cleco’s business and financial condition. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. During periods of capital market volatility, the availability of capital could be limited and the costs of capital may increase for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’ ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material, negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The lower interest rates to which the Registrants have been exposed have been beneficial with regard to debt issuances; however, these rates have negatively affected interest income for the Registrants’ short-term investments.
Annual inflation rates, as measured by the U.S. Consumer Price Index, have averaged 2.6% during the three years ended December 31, 2021, but inflationary pressures have increased substantially recently. Under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s future cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan, which included the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers will continue receiving bill credits resulting from the TCJA. For more information on the regulatory impact of the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — TCJA.”

CLECO
CLECO POWER	2021 FORM 10-K
Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power are required to disclose the fair value of certain assets and liabilities by one of three levels. Other financial assets and liabilities are reported at their carrying values at their date of issuance on the consolidated balance sheets with their fair values as of the balance sheet date disclosed within the three levels. For more information about fair value levels, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting and Financial Instruments.”

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

Debt

Cleco
At December 31, 2021, Cleco had no short-term debt outstanding under its $475.0 million revolving credit facilities. Cleco had $75.0 million of short-term debt outstanding at December 31, 2020, under its revolving credit facilities.
At December 31, 2021, Cleco’s long-term debt and finance leases outstanding was $3.48 billion, of which $93.5 million was due within one year. The long-term debt due within one year at December 31, 2021, primarily represents $67.7 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC, as well as $25.0 million of Cleco Power’s senior notes due in December 2022. Long-term debt increased by $251.4 million from December 31, 2020, primarily due to the issuance of $325.0 million floating rate senior notes on September 10, 2021 by Cleco Power. This increase was partially offset by the repayment of $66.0 million of principal payments on Cleco Holdings’ debt, as required by the Cleco Cajun Transaction commitments to the LPSC. For more information on Cleco’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”
Cash and cash equivalents available at December 31, 2021, were $148.6 million combined with $475.0 million available revolving credit facility capacity ($175.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $623.6 million. For more information on the credit facility capacity, see “— Credit Facilities.”
At December 31, 2021, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting and Financial Instruments.”
At December 31, 2021, and 2020, Cleco had a working capital surplus of $254.8 million and $140.3 million, respectively. The $114.5 million increase in working capital is primarily due to:

•a $75.0 million decrease in short-term debt due to repayment of Cleco Power's revolving credit facility,
•a $63.6 million increase in cash and cash equivalents,
•a $31.0 million increase in accumulated deferred fuel, excluding Cleco Power’s FTRs, primarily due to additional deferrals through a fuel surcharge for incremental costs related to Winter Storms Uri and Viola and a fuel surcharge due to an increase in lignite costs as a result of the closure of the mines, partially offset by the timing of collections at Cleco Power,
•a $29.2 million increase in energy risk management assets, excluding Cleco Power’s FTRs, primarily due to market value changes on gas-related derivative contracts at Cleco Cajun, and
•a $9.4 million increase in the cash surrender value of life insurance policies primarily due to favorable market conditions at Cleco Holdings.

These increases in working capital were partially offset by:

•a $40.7 million decrease in fuel inventory primarily due to an increase in the burning of lignite in anticipation of the December 31, 2021, retirement of the Dolet Hills Power Station, as well as an increase in coal being burned at Cleco Cajun due to higher gas prices, partially offset by higher per unit costs of petroleum coke at Cleco Power,
•a $26.8 million increase in long-term debt due within one year, primarily due to the reclassification of Cleco Power's senior notes due in December 2022,
•a $20.6 million increase in regulatory liabilities, primarily due to the reclassification of the short-term portion of the regulatory liability related to the TCJA, partially offset by the amortization of the TCJA regulatory liability, and
•a $10.0 million increase in affiliate accounts payable, primarily due to a 2020 federal income tax refund owed to Cleco Group.

At December 31, 2021, Cleco’s Consolidated Balance Sheets reflected $5.17 billion of total liabilities compared to $4.97 billion at December 31, 2020. The $202.3 million increase in total liabilities during 2021 was primarily due to:
•an increase in total long-term debt of $251.4 million, as previously discussed,
•an increase in accumulated deferred federal and state income taxes, net of $94.4 million, and
•an increase in AROs of $46.4 million, primarily due to an increase in costs expected to be required in order to comply with the final CCR Rule.

CLECO
CLECO POWER	2021 FORM 10-K
These increases in total liabilities were partially offset by:

•a decrease in regulatory liabilities of $85.0 million, primarily due to amortization of excess ADIT related to the TCJA, partially offset by temporary tax differences and adjustments to tax returns as filed,
•a decrease in short-term debt of $75.0 million due to repayment of Cleco Power’s revolving credit facility, and
•a decrease in postretirement benefit obligations of $22.4 million primarily due to higher discount rates.

Cleco Holdings
Cleco Holdings had no short-term debt outstanding at December 31, 2021, and 2020.
At December 31, 2021, Cleco Holding’s long-term debt outstanding was $1.54 billion, $67.7 million of which was due within one year. The long-term debt due within one year at December 31, 2021, represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. For Cleco Holdings, long-term debt decreased $64.5 million primarily due to the $66.0 million principal payment on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
At December 31, 2021, and 2020, Cleco Holdings had no borrowings outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holding’s revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at December 31, 2021.
Cash and cash equivalents available at Cleco Holdings at December 31, 2021, were $10.4 million, combined with $175.0 million available revolving credit facility capacity for a total liquidity of $185.4 million.

Cleco Power
At December 31, 2021, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. Cleco Power had $75.0 million of short-term debt outstanding at December 31, 2020, under its revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.” Following the restoration efforts for Hurricanes Laura, Delta, Zeta, and Ida, Cleco Power believes it has sufficient liquidity to meet its current obligations using a combination of cash on hand and available capacity under its revolving credit facilities. On August 5, 2021, Cleco Power filed testimony with the LPSC relating to securitization of the final storm costs for Hurricanes Laura, Delta, and Zeta, and Winter Storms Uri and Viola, totaling $342.0 million, which included the establishment of a newly funded $100.0 million storm reserve to cover future storm costs. In addition, on September 28, 2021, Cleco Power made a supplemental filing to its application requesting an additional $100.0 million for a separate storm reserve to cover costs associated with Hurricane Ida. The securitization is anticipated to be completed in mid-2022. For more information on Hurricanes Laura, Delta, Zeta, and Ida, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Storm Restoration, Securitization, and Cost Recovery.” Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. There were no amounts outstanding under the uncommitted line of credit at December 31, 2021.
On September 10, 2021, Cleco Power completed the issuance and private sale of $325.0 million aggregate principal amount of its floating rate senior notes due June 15, 2023. The proceeds from the issuance were used for general limited liability company purposes, which included the repayment of $245.0 million of borrowings under its revolving credit agreement.
At December 31, 2021, Cleco Power’s long-term debt and finance leases outstanding was $1.83 billion, of which $25.8 million was due within one year. The amount due within one year primarily represents $25.0 million of senior notes due in December 2022. Long-term debt increased $323.7 million from December 31, 2020, primarily due to the issuance of $325.0 million floating rate senior notes on September 10, 2021.
Cash and cash equivalents available at December 31, 2021, were $85.7 million combined with $300.0 million available revolving credit facility capacity for total liquidity of $385.7 million.
At December 31, 2021, and 2020, Cleco Power had a working capital surplus of $110.2 million and $13.4 million, respectively. The $96.8 million increase in working capital is primarily due to:

•a $75.0 million decrease in short-term debt due to repayment of the revolving credit facility,
•a $60.8 million increase in cash and cash equivalents,
•a $31.0 million increase in accumulated deferred fuel, excluding FTRs, primarily due to additional deferrals through a fuel surcharge for incremental costs related to Winter Storms Uri and Viola and a fuel surcharge due to an increase in lignite costs as a result of the closure of the mines, partially offset by the timing of collections, and
•an $8.2 million increase in regulatory assets, primarily due to the establishment of several regulatory assets upon approval of the new retail rate plan by the LPSC.

These decreases in working capital were partially offset by:

•a $25.1 million increase in long-term debt due within one year, primarily due to the reclassification of senior notes due in December 2022,
•a $20.6 million increase in regulatory liabilities, primarily due to the reclassification of the short-term portion of the regulatory liability related to the TCJA, partially offset by the amortization of the TCJA regulatory liability,
•a $17.1 million decrease in fuel inventory primarily due to an increase in the burning of lignite in anticipation of the December 31, 2021, retirement of the Dolet Hills Power Station, partially offset by higher per unit costs of petroleum coke, and
•a $9.1 million increase in accounts payable, excluding FTR purchases, primarily due to higher MISO power purchases, an increase in severance accruals, an increase in accrued lignite costs due to accelerated mine closure costs, and an increase in petroleum coke purchases due to higher gas prices, partially offset by timing of vendor payments.

CLECO
CLECO POWER	2021 FORM 10-K
At December 31, 2021, Cleco Power’s Consolidated Balance Sheets reflected $3.18 billion of total liabilities compared to $2.96 billion at December 31, 2020. The $222.7 million increase in total liabilities during 2021 was primarily due to:

•an increase in total long-term debt of $323.7 million, as previously discussed and
•an increase in accumulated deferred federal and state income taxes, net of $72.9 million.

These increases in total liabilities were partially offset by:

•a decrease in regulatory liabilities of $85.0 million, primarily related to amortization of excess ADIT related to the TCJA, partially offset by temporary tax differences and adjustments to tax returns as filed,
•a decrease in short-term debt of $75.0 million due to repayment of the revolving credit facility, and
•a decrease in postretirement benefit obligations of $25.1 million primarily due to higher discount rates.

Credit Facilities
At December 31, 2021, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with no outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. These revolving credit agreements were entered into on May 21, 2021, and replaced the respective previously existing agreements. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65.0% of total capitalization. At December 31, 2021, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At December 31, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65.0% of total capitalization. At December 31, 2021, Cleco Power was in compliance with the covenants of its revolving credit facility. At December 31, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At December 31, 2021, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48.0% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At December 31, 2021, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance.”

Cleco Cash Flows

Net Operating Cash Flow
Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on risk management assets and liabilities, deferred income taxes, and allowance for equity funds used during construction. Cash provided by operating activities for Cleco may vary year to year primarily as a result of the cash provided by operating activities at Cleco Power and Cleco Cajun. Changes in Cleco Power’s cash provided by operating activities are discussed below. Cleco Cajun’s cash provided by operating activities may vary year to year primarily as a result of changes in wholesale contracts, cost of fuel and purchased power, and costs for generation station operations and maintenance.

CLECO
CLECO POWER	2021 FORM 10-K
Net cash provided by operating activities was $182.6 million and $205.8 million for the years ended December 31, 2021, and 2020, respectively. Net cash provided by operating activities during 2021 decreased $23.2 million from 2020 primarily due to:

•higher fuel costs of $113.4 million at Cleco Power primarily related to accelerated mine closure costs,
•higher recoverable fuel and purchased power costs of $25.3 million primarily associated with Winter Storms Uri and Viola not yet collected from Cleco Power’s customers,
•lower collections from Cleco Cajun’s customers of $10.4 million due to timing of receipts,
•lower collections from Cleco Cajun’s joint owners of $6.0 million primarily due to timing of receipts for their portions of generating station expenses,
•lower collections from Cleco Power’s joint owners of $5.1 million primarily due to timing of receipts for their portions of generating station expenses, and
•the absence of Cleco Katrina/Rita storm restoration surcharge collections from Cleco Power’s customers of $2.4 million as a result of the final principal and interest payments on Cleco Katrina/Rita storm recovery bonds in March 2020.

These decreases were partially offset by:

•lower payments for fuel inventory at Cleco Cajun of $47.3 million due to lower coal purchases,
•lower payments for non-capital storm restoration costs of $33.3 million at Cleco Power,
•the absence of pension plan contributions of $15.8 million at Cleco Power,
•higher collections from Cleco Power’s customers of $9.3 million due to timing, and
•lower payments to vendors of $4.8 million at Cleco Power primarily due to timing of payments related to other operating and maintenance activities.

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

Net Investing Cash Flow
Net cash used in investing activities was $300.8 million and $377.9 million for the years ended December 31, 2021, and 2020, respectively. Net cash used in investing activities decreased $77.1 million primarily due to lower additions to property, plant, and equipment, excluding AFUDC, of $77.9 million.
Net cash used in investing activities during 2020 decreased $737.5 million from 2019 primarily due to the absence of payment for the Cleco Cajun Transaction of $962.2 million, partially offset by cash received $147.2 million. This decrease was partially offset by higher additions to property, plant, and equipment, excluding AFUDC, of $80.6 million.

Net Financing Cash Flow
Net cash provided by financing activities was $178.9 million and $119.8 million for the years ended December 31, 2021, and 2020, respectively. Net cash provided by financing activities increased $59.1 million during 2021 primarily due to the issuance of $325.0 million floating rate senior notes at Cleco Power in September 2021.

This increase was partially offset by:

•the absence of borrowing a $125.0 million term loan at Cleco Power in August 2020,
•higher payments on revolving credit facilities of $97.0 million, and
•lower draws on revolving credit facilities of $53.0 million.

Net cash provided by financing activities during 2020 decreased $568.0 million from 2019 primarily due to:

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

Cleco Power Cash Flows

Net Operating Cash Flow
Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, deferred income taxes, and allowance for equity funds used during construction. Cash provided by operating activities for Cleco Power may vary year to year primarily as a result of the impact of rate cases, weather, timing of fuel and purchased power collections, and costs for generation operations and maintenance.
Net cash provided by operating activities was $102.5 million and $127.8 million for the years ended December 31, 2021, and 2020, respectively. Net cash provided by operating

CLECO
CLECO POWER	2021 FORM 10-K
activities during 2021 decreased $25.3 million from 2020 primarily due to:

•higher fuel costs of $113.4 million primarily due to accelerated mine closure costs,
•higher recoverable fuel and purchased power costs of $25.3 million primarily associated with Winter Storms Uri and Viola not yet collected from customers,
•lower collections from joint owners of $5.1 million primarily due to timing of receipts for their portions of generating station expenses, and
•the absence of Cleco Katrina/Rita storm restoration surcharge collections from customers of $2.4 million as a result of the final principal and interest payment on the Cleco Katrina/Rita bonds in March 2020.

These decreases were partially offset by:

•lower payments for affiliate settlements of $55.5 million,
•lower payments for non-capital storm restoration costs of $33.3 million,
•the absence of pension plan contributions of $15.8 million at Cleco Power
•higher collections from customers of $9.3 million due to timing, and
•lower payments to vendors of $4.8 million primarily due to timing of payments related to other operating and maintenance activities.

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

Net Investing Cash Flow
Net cash used in investing activities was $290.7 million and $365.9 million for the years ended December 31, 2021, and 2020, respectively. Net cash used in investing activities during 2021 decreased $75.2 million from 2020 primarily due to higher additions to property, plant, and equipment, excluding AFUDC, of $76.1 million.
Net cash used in investing activities during 2020 increased $73.6 million from 2019 primarily due to higher additions to property, plant, and equipment, excluding
AFUDC, of $78.5 million. This increase was partially offset by higher returns on equity investment in investee of $6.9 million.

Net Financing Cash Flow
Net cash provided by financing activities was $246.2 million for the year ended December 31, 2021. Net cash provided by financing activities was $186.6 million for the year ended December 31, 2020. Net cash provided by financing activities during 2021 increased $59.6 million from 2020 primarily due to:

•the issuance of $325.0 million floating rate senior notes in September 2021,
•higher draws on credit facilities of $35.0 million, and
•the absence of the final repayment of Cleco Katrina/Rita storm recovery bonds of $11.1 million.

These increases were partially offset by:

•higher payments on revolving credit facilities of $185.0 million and
•the absence of borrowing a $125.0 million term loan in August 2020.

Net cash provided by financing activities during 2020 increased $227.8 million from 2019 primarily due:

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
During the years ended December 31, 2021, 2020, and 2019, Cleco Power had capital expenditures, excluding AFUDC, of $301.0 million, $377.0 million, and $298.6 million, respectively. Cleco Power funded its capital expenditures for 2021 and 2020 from internally generated funds and funds obtained through debt issuances. Cleco Power fully funded its capital expenditures in 2019 with internally generated funds.
During the years ended December 31, 2021, 2020, and 2019, other subsidiaries had capital expenditures of $10.2 million, $12.0 million, and $9.8 million, respectively.
In 2022 and for the five-year period ending 2026, Cleco and Cleco Power expect to materially fund their capital expenditure requirements with internally generated funds. However, Cleco Power may choose to issue debt in order to supplement its funding sources and achieve its stipulated

CLECO
CLECO POWER	2021 FORM 10-K
regulatory capital structure. All computations of internally funded capital expenditures exclude AFUDC and capitalized interest.
Cleco and Cleco Power’s estimated capital expenditures and debt maturities for 2022 and for the five-year period ending December 31, 2026 are presented in the following tables. All amounts exclude AFUDC and capitalized interest.

Cleco
PROJECT (THOUSANDS)	2022		%	2022-2026	%
Environmental	$—		—%	$52,000	4%
Fuel optimization	—		—%	33,000	2%
New business	28,000		11%	134,000	10%
Transmission reliability	37,000		14%	41,000	3%
General (1)	200,000		75%	1,084,000	81%
Total capital expenditures	$265,000		100%	$1,344,000	100%
Debt payments	93,000	(2)		1,730,000
Total capital expenditures and debt payments	$358,000			$3,074,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.
(2) Consists of the principal amount committed to be repaid as a result of the Cleco Cajun Transaction. There is one long-term debt obligation with a maturity date in 2022. For more information on the future debt payments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”

Cleco Power
PROJECT (THOUSANDS)	2022		%	2022-2026	%
Environmental	$—		—%	$52,000	4%
Fuel optimization	—		—%	33,000	3%
New business	28,000		11%	134,000	10%
Transmission reliability	37,000		15%	41,000	3%
General (1)	187,000		74%	1,011,000	80%
Total capital expenditures	$252,000		100%	$1,271,000	100%
Debt payments	25,000	(2)		830,000
Total capital expenditures and debt payments	$277,000			$2,101,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.
(2) There is one long-term debt obligation with a maturity date in 2022. For more information on the future debt payments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”

Capital expenditures for other subsidiaries in 2022 are estimated to total $13.0 million. For the five-year period ending December 31, 2026, capital expenditures for other subsidiaries are estimated to total $73.0 million. Cleco expects cash and cash equivalents on hand, in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities, to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Other Cash Requirements
Cleco Power’s regulated operations and Cleco Cajun’s unregulated operations are Cleco’s primary sources of internally generated funds. These funds, along with the issuance of additional debt in future years, will be used for general company purposes, capital expenditures, debt service, human capital expenditures, contractual obligations, and off-balance sheet arrangements, if required.

Contractual Obligations
Cleco, in the course of normal business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. These obligations do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2021, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2021.
For contractual obligations related to leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Leases.” For information on amounts expected to be contributed to the employee pension plan and the projected benefit payments for Other Benefits and SERP, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.”

		PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	UP TO 12 MONTHS	BEYOND 12 MONTHS
Cleco
Long-term debt (1)	$4,900,009	$151,187	$4,748,822
Purchase obligations	$279,445	$198,111	$81,334
Other long-term liabilities (2)	$22,650	$4,924	$17,726
Cleco Power
Long-term debt (1)	$2,744,005	$94,263	$2,649,742
Purchase obligations	$123,268	$73,898	$49,370
Other long-term liabilities (2)	$6,400	$1,600	$4,800
(1) For Cleco, the amount above excludes the fair value adjustments related to the 2016 Merger. Cleco’s and Cleco Power’s anticipated interest payments related to long-term debt also are included in this category and do not reflect anticipated future refinancing, early redemption, or debt issuance.
(2)Other long-term liabilities primarily consist of obligations for deferred compensation and various operating and maintenance agreements.
For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same and all franchises will be renewed according to the rates used in the table.
Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and guarantees, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies,

CLECO
CLECO POWER	2021 FORM 10-K
and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks, due to a physical attack, cyberattack, or other event, could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Information and Supply Chain Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each month, management provides cybersecurity updates to Cleco’s Asset Management Committee. Cleco’s third party providers are susceptible to data breaches, which could potentially allow an attacker to compromise the third party servers on which the products run. Cleco could have potential impacts to the confidentiality, integrity, or availability of its data or systems. The third party providers and Cleco investigate data breach incidents. Past instances have resulted in no negative impacts to Cleco’s confidentiality, integrity, or availability of its data or systems. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Operational Risks — Technology and Terrorism Threats.”

Regulatory and Other Matters

Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail Rates of Cleco Power
For 2021 and 2020, retail rates, which includes the retail portion of FAC and EAC revenue, regulated by the LPSC accounted for approximately 85% and 86%, respectively, of Cleco Power’s total base, FAC, and EAC revenue.

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

Base Rates
Prior to July 1, 2021, Cleco Power’s annual retail earnings were subject to an FRP established by the LPSC in June 2014. On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan effective July 1, 2021. For more information on the LPSC’s regulation of Cleco Power’s base rates, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Rates.”
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
On June 9, 2021, the LPSC initiated an audit on program years 2019 and 2020 to consider all program costs. Cleco Power has responded to several sets of data requests regarding the audit. Program years 2021 and thereafter are subject to audit. Management is unable to predict or give a reasonable estimate of the outcome of this or any future audits.
Generally utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. On October 21, 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated LCFC revenues when base rates reset, which took place on July 1, 2021.

Wholesale Rates
The rates Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers are subject to FERC’s

CLECO
CLECO POWER	2021 FORM 10-K
triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its most recent triennial market power analysis in December 2020, and it is currently pending FERC approval. The next triennial market power analysis is expected to be filed in December 2023.

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

Distribution Projects
Cleco Power’s significant ongoing project includes the DSMART distribution project. For information on this project, see “— Overview — Cleco Power.”

Market Structure
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

ERO
NERC, subject to oversight by FERC, is the ERO responsible for developing and enforcing mandatory reliability standards for users, owners, and operators of the bulk power system. NERC, as the ERO, delegates authority to SERC.
A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. The next NERC Reliability Standards audits for Cleco Power and Cleco Cajun are scheduled to begin in September 2022.
A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. Cleco Power’s current NERC CIP audit was completed on August 14, 2020, and the final report was issued by SERC on November 5, 2020. Cleco Cajun’s most recent CIP audit occurred during June 2019, and the final report was issued by SERC on June 27, 2019. SERC has disposed of all potential violations through dismissal or use of the NERC Find, Fix, Track and Report process with no financial penalties. The next NERC CIP audits for Cleco Power and Cleco Cajun are scheduled to begin in 2023.
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

CLECO
CLECO POWER	2021 FORM 10-K
applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration.

Integrated Resource Plan (IRP)
On October 20, 2021, Cleco Power filed its request with the LPSC to initiate its next IRP process. Cleco Power filed its initial data assumptions to be used in its IRP analysis on February 21, 2022. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders with the first stakeholders meeting proposed to take place in March 2022. The first draft of the IRP is expected to be filed in October 2022.
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis. The IRP is used as a guide in future decision-making and does not represent firm operational commitments.

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired on December 31, 2020. Cleco Power is currently working to complete a new five-year program to submit to the LPSC for approval. Cleco Power filed its annual SQP monitoring report on March 27, 2020.

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

Liquidity Risk
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Disruption in the capital and credit markets, which could be impacted by the failure of the federal government to increase the government debt limit, may potentially increase the costs of capital and limit the ability to access the capital markets. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its business. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — General Considerations and Credit-Related Risks.”

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

CLECO
CLECO POWER	2021 FORM 10-K
At December 31, 2021, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At December 31, 2021, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%.
At December 31, 2021, Cleco Holdings had a $200.0 million long-term variable rate bank term loan outstanding at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 1.735%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.0 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the year ended December 31, 2021, was 1.84%.
At December 31, 2021, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. At December 31, 2021, Cleco Power’s borrowing costs under its $300.0 million revolving credit facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
At December 31, 2021, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of 1.36%. The weighted average rate for the outstanding term loan debt at Cleco Power for the year ended December 31, 2021, was 1.36%.
At December 31, 2021, Cleco Power had $325.0 million long-term floating rate senior notes outstanding. These notes bear interest at a rate of three-month LIBOR plus 50 basis points per annum, for an all-in interest rate of 0.716% at December 31, 2021. The weighted average rate for the outstanding floating rate senior notes at Cleco Power for the year ended December 31, 2021, was 0.63%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $4.5 million on an annualized basis.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s pretax earnings of $6.5 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco’s financial performance can be impacted by changes in commodity prices that can impact fuel costs, generation revenue, costs to serve its contracted wholesale electricity customers, and revenue from those customers. Cleco’s risk management policies and procedures authorize hedging commodity price risk with physical or financially settled derivative instruments within approved guidelines and limits of authority. Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
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
During 2021, Cleco Cajun entered into gas-related derivative contracts including fixed price physical forwards and financially settled swap transactions. These are included in natural gas derivatives in the following tables.
The following tables present the fair values of derivative instruments and their respective line items as recorded on
Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2021:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31, 2021
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CONTRACT NETTING	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,977	$—	$6,977	$—	$6,977
Current	Energy risk management liabilities	(834)	—	(834)	—	(834)
Natural gas derivatives
Current	Energy risk management assets	37,061	(559)	36,502	(15,000)	21,502
Non-current	Energy risk management assets	50,962	—	50,962	—	50,962
Current	Energy risk management liabilities	(559)	559	—	—	—
Commodity-related contracts, net		$93,607	$—	$93,607	$(15,000)	$78,607
(1) Represents letters of credit by counterparties.

CLECO
CLECO POWER	2021 FORM 10-K

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$5,515
Current	Energy risk management liabilities	(597)
Commodity-related contracts, net		$4,918

Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market price volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR. VaR is calculated using historical volatilities within a 5-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations. The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE YEAR ENDED DEC. 31, 2021
(THOUSANDS)	AT DEC. 31, 2021	HIGH	LOW	AVERAGE
Cleco	$20,775	$22,914	$7,199	$12,264

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity” and “Note 8 — Fair Value Accounting and Financial Instruments — Commodity Contracts.”

CLECO
CLECO POWER	2021 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Corporate Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

Critical Audit Matters
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

Goodwill Impairment Assessment – Cleco Power Reporting Unit
As described in Notes 2 and 17 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.49 billion at December 31, 2021, all of which was assigned to the Cleco Power reporting unit. Management conducts an impairment test as of August 1 of each year, or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Fair value is estimated by management using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and weighted-average cost of capital or discount rate.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy, and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management relating to capital expenditures, long-term rate of growth, and discount rate. Evaluating management’s assumptions related to the capital expenditures and projected long-term rate of growth involved evaluating whether the assumptions used by management were reasonable considering, as applicable, (i)

CLECO
CLECO POWER	2021 FORM 10-K
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

Accounting for the Effects of Regulatory Matters
As described in Notes 2 and 6 to the consolidated financial statements, Cleco Power complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2021, there were $896.9 million of deferred costs included in regulatory assets and $95.5 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance of regulated operations.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 7, 2022

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Operating revenue
Electric operations	$1,590,796	$1,370,893	$1,496,736
Other operations	195,767	180,524	182,832
Gross operating revenue	1,786,563	1,551,417	1,679,568
Electric customer credits	(40,634)	(53,271)	(39,963)
Operating revenue, net	1,745,929	1,498,146	1,639,605
Operating expenses
Fuel used for electric generation	349,227	326,869	466,831
Purchased power	444,905	282,255	280,991
Other operations and maintenance	304,560	299,640	291,031
Depreciation and amortization	237,415	219,363	216,320
Taxes other than income taxes	64,509	61,321	61,870
Merger transaction and commitment costs	436	3,606	7,668
Total operating expenses	1,401,052	1,193,054	1,324,711
Operating income	344,877	305,092	314,894
Interest income	3,312	3,948	6,090
Allowance for equity funds used during construction	9,905	998	15,397
Other (expense) income, net	(15,681)	(14,156)	758
Interest charges
Interest charges, net	137,050	139,272	147,346
Allowance for borrowed funds used during construction	(2,714)	(1,408)	(6,037)
Total interest charges	134,336	137,864	141,309
Income before income taxes	208,077	158,018	195,830
Federal and state income tax expense	13,111	35,718	43,165
Net income	$194,966	$122,300	$152,665
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Net income	$194,966	$122,300	$152,665
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $394, tax benefit of $2,922, and tax benefit of $6,808, respectively)	2,167	(8,283)	(19,299)
Total other comprehensive income (loss), net of tax	2,167	(8,283)	(19,299)
Comprehensive income, net of tax	$197,133	$114,017	$133,366
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2021	2020
Assets
Current assets
Cash and cash equivalents	$148,563	$84,976
Restricted cash and cash equivalents	1,674	4,545
Customer accounts receivable (less allowance for credit losses of $1,302 in 2021 and $2,758 in 2020)	91,869	82,511
Accounts receivable - affiliate	3,041	1,663
Other accounts receivable	27,818	32,076
Taxes receivable	564	—
Unbilled revenue	37,663	40,127
Fuel inventory, at average cost	68,838	109,494
Materials and supplies, at average cost	133,666	132,449
Energy risk management assets	43,479	13,081
Accumulated deferred fuel	56,826	28,194
Cash surrender value of company-/trust-owned life insurance policies	98,576	89,138
Prepayments	13,283	14,549
Regulatory assets	29,261	21,041
Other current assets	12,839	11,048
Total current assets	767,960	664,892
Property, plant, and equipment
Property, plant, and equipment	5,416,722	5,337,190
Accumulated depreciation	(700,991)	(672,271)
Net property, plant, and equipment	4,715,731	4,664,919
Construction work in progress	100,163	124,622
Total property, plant, and equipment, net	4,815,894	4,789,541
Equity investment in investee	2,072	9,072
Goodwill	1,490,797	1,490,797
Prepayments	21,598	23,405
Operating lease right of use assets	24,014	26,172
Restricted cash and cash equivalents	745	744
Note receivable	13,744	14,506
Regulatory assets	810,820	554,609
Intangible assets	82,235	111,731
Energy risk management assets	50,962	323
Other deferred charges	44,177	39,777
Total assets	$8,125,018	$7,725,569
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2021	2020
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$—	$75,000
Long-term debt and finance leases due within one year	93,455	66,682
Accounts payable	167,886	161,357
Accounts payable - affiliate	51,297	41,283
Customer deposits	60,852	58,718
Provision for rate refund	5,682	9,444
Taxes payable	6,311	7,530
Interest accrued	15,203	15,583
Energy risk management liabilities	834	2,453
Regulatory liabilities	44,072	23,509
Deferred compensation	14,420	13,240
Other current liabilities	53,150	49,813
Total current liabilities	513,162	524,612
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	755,764	661,376
Postretirement benefit obligations	291,606	314,653
Regulatory liabilities - deferred taxes, net	51,472	157,056
Deferred lease revenue	31,451	40,657
Intangible liabilities	18,997	24,859
Asset retirement obligations	69,667	27,986
Operating lease liabilities	21,128	23,333
Other deferred credits	27,582	28,627
Total long-term liabilities and deferred credits	1,267,667	1,278,547
Long-term debt and finance leases, net	3,390,033	3,165,387
Total liabilities	5,170,862	4,968,546
Commitments and contingencies (Note 15)
Member’s equity	2,954,156	2,757,023
Total liabilities and member’s equity	$8,125,018	$7,725,569
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Operating activities
Net income	$194,966	$122,300	$152,665
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	273,392	249,494	245,682
Provision for credit losses	5,471	5,488	2,348
Unearned compensation expense	6,678	5,715	5,409
Allowance for equity funds used during construction	(9,905)	(998)	(15,397)
(Gain) loss on risk management assets and liabilities, net	(80,314)	(13,261)	10,180
Deferred lease revenue	(9,205)	(9,205)	(8,439)
Deferred income taxes	13,954	35,876	40,081
Cash surrender value of company-/trust-owned life insurance	(9,438)	(3,042)	(5,705)
Changes in assets and liabilities
Accounts receivable	(25,865)	(8,772)	(9,532)
Accounts receivable - affiliate	(1,379)	(621)	(1,041)
Unbilled revenue	2,464	(6,920)	2,107
Fuel inventory and materials and supplies	30,254	(39,602)	18,463
Prepayments	(12,097)	(20,117)	(14,479)
Accounts payable	(2,379)	(19,612)	13,507
Accounts payable - affiliate	10,014	1,470	3,175
Customer deposits	11,241	6,663	5,888
Provision for merger commitments	(2,620)	560	(1,848)
Postretirement benefit obligations	7,106	(9,588)	(10,981)
Regulatory assets and liabilities, net	(163,788)	(76,428)	90
Deferred fuel recoveries	(29,405)	(4,142)	11,132
Other deferred accounts	(13,032)	(17,392)	(7,436)
Taxes accrued	(10,145)	4,633	(3,619)
Interest accrued	(380)	(3,417)	3,173
Deferred compensation	1,180	1,125	1,316
Other operating	(4,128)	5,612	(6,620)
Net cash provided by operating activities	182,640	205,819	430,119
Investing activities
Additions to property, plant, and equipment	(311,141)	(389,015)	(308,394)
Proceeds from sale of property, plant, and equipment	1,654	451	739
Return of equity investment in investee	7,000	8,000	1,100
Return of investment in company-owned life insurance	820	1,912	3,761
Return of equity investment in tax credit fund	—	—	1,625
Payment to acquire business, net of cash received	—	—	(814,969)
Other investing	834	745	715
Net cash used in investing activities	(300,833)	(377,907)	(1,115,423)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021		2020		2019
Financing activities
Draws on revolving credit facilities	185,000		238,000		108,000
Payments on revolving credit facilities	(260,000)		(163,000)		(108,000)
Issuances of long-term debt	325,000		125,000		700,000
Repayments of long-term debt	(66,000)		(75,055)		(390,571)
Payment of financing costs	(4,408)		(4,570)		(5,959)
Contribution from member	—		—		384,900
Other financing	(682)		(617)		(557)
Net cash provided by financing activities	178,910		119,758		687,813
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	60,717		(52,330)		2,509
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	90,265	(1)	142,595		140,086
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$150,982	(2)	$90,265	(1)	$142,595

Supplementary cash flow information
Interest paid, net of amount capitalized	$126,061		$130,544		$130,988
Income taxes paid (refunded), net	$72		$(2,777)		$(19)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$10,369		$7,943		$16,124
(1) Includes cash and cash equivalents of $84,976, current restricted cash and cash equivalents of $4,545, and non-current restricted cash and cash equivalents of $744.
(2) Includes cash and cash equivalents of $148,563, current restricted cash and cash equivalents of $1,674, and non-current restricted cash and cash equivalents of $745.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2018	$2,069,376	$53,578	$1,786	$2,124,740
Contributions from member	384,900	—	—	384,900
Net income	—	152,665	—	152,665
Other comprehensive loss, net of tax	—	—	(19,299)	(19,299)
Balances, Dec. 31, 2019	$2,454,276	$206,243	$(17,513)	$2,643,006
Net income	—	122,300	—	122,300
Other comprehensive loss, net of tax	—	—	(8,283)	(8,283)
Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
Net income	—	194,966	—	194,966
Other comprehensive income, net of tax	—	—	2,167	2,167
Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Power LLC and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Notes 2 and 6 to the consolidated financial statements, Cleco Power complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2021, there were $759.2 million of deferred costs included in regulatory assets and $95.5 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance of regulated operations.
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

CLECO
CLECO POWER	2021 FORM 10-K
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 7, 2022

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Operating revenue
Electric operations	$1,202,249	$1,015,018	$1,130,928
Other operations	74,625	65,237	72,833
Affiliate revenue	5,641	5,156	3,125
Gross operating revenue	1,282,515	1,085,411	1,206,886
Electric customer credits	(40,878)	(53,119)	(38,516)
Operating revenue, net	1,241,637	1,032,292	1,168,370
Operating expenses
Fuel used for electric generation	396,279	293,492	385,317
Purchased power	194,818	100,698	111,208
Other operations and maintenance	223,257	221,146	207,164
Depreciation and amortization	173,498	166,987	172,471
Taxes other than income taxes	49,598	44,631	43,742
Total operating expenses	1,037,450	826,954	919,902
Operating income	204,187	205,338	248,468
Interest income	3,294	3,362	4,744
Allowance for equity funds used during construction	9,905	998	15,397
Other expense, net	(19,561)	(12,259)	(3,616)
Interest charges
Interest charges, net	75,804	75,393	77,316
Allowance for borrowed funds used during construction	(2,714)	(1,408)	(6,037)
Total interest charges	73,090	73,985	71,279
Income before income taxes	124,735	123,454	193,714
Federal and state income tax (benefit) expense	(9,353)	26,799	45,452
Net income	$134,088	$96,655	$148,262
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Net income	$134,088	$96,655	$148,262
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $2,024, tax benefit of $855, and tax benefit of $3,408, respectively)	6,254	(2,422)	(9,657)
Amortization of interest rate derivatives to earnings (net of tax expense of $28, tax expense of $90, and tax expense of $90 )	316	254	254
Total other comprehensive income (loss), net of tax	6,570	(2,168)	(9,403)
Comprehensive income, net of tax	$140,658	$94,487	$138,859
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2021	2020
Assets
Utility plant and equipment
Property, plant, and equipment	$5,745,489	$5,824,378
Accumulated depreciation	(1,919,766)	(2,067,362)
Net property, plant, and equipment	3,825,723	3,757,016
Construction work in progress	94,573	110,613
Total utility plant and equipment, net	3,920,296	3,867,629
Current assets
Cash and cash equivalents	85,667	24,846
Restricted cash and cash equivalents	1,674	4,545
Customer accounts receivable (less allowance for credit losses of $1,302 in 2021 and $2,758 in 2020)	48,551	43,852
Accounts receivable - affiliate	13,612	14,605
Other accounts receivable	21,931	27,535
Unbilled revenue	37,663	40,127
Fuel inventory, at average cost	46,121	63,234
Materials and supplies, at average cost	101,502	105,340
Energy risk management assets	5,515	4,337
Accumulated deferred fuel	56,826	28,194
Cash surrender value of company-owned life insurance policies	16,260	16,184
Prepayments	7,784	7,163
Regulatory assets	21,526	13,305
Other current assets	782	830
Total current assets	465,414	394,097
Equity investment in investee	2,072	9,072
Prepayments	1,243	1,496
Operating lease right of use assets	23,970	26,006
Note receivable	13,744	14,506
Regulatory assets	680,813	414,535
Other deferred charges	21,949	38,806
Total assets	$5,129,501	$4,766,147
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2021	2020
Liabilities and member’s equity
Member’s equity	$1,948,537	$1,807,879
Long-term debt and finance leases, net	1,800,854	1,502,257
Total capitalization	3,749,391	3,310,136
Current liabilities
Short-term debt	—	75,000
Long-term debt and finance leases due within one year	25,755	682
Accounts payable	114,493	106,089
Accounts payable - affiliate	69,729	72,068
Customer deposits	60,852	58,718
Provision for rate refund	5,682	8,630
Taxes payable, net	5,494	4,778
Interest accrued	5,080	5,357
Energy risk management liabilities	597	1,121
Regulatory liabilities	44,072	23,509
Other current liabilities	23,467	24,754
Total current liabilities	355,221	380,706
Commitments and contingencies (Note 15)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	707,479	634,598
Postretirement benefit obligations	205,214	230,825
Regulatory liabilities - deferred taxes, net	51,472	157,056
Asset retirement obligations	19,456	11,364
Operating lease liabilities	21,100	23,295
Other deferred credits	20,168	18,167
Total long-term liabilities and deferred credits	1,024,889	1,075,305
Total liabilities and member’s equity	$5,129,501	$4,766,147
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021		2020		2019
Operating activities
Net income	$134,088		$96,655		$148,262
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	182,373		172,452		178,245
Provision for credit losses	5,471		5,100		2,348
Unearned compensation expense	1,548		1,150		974
Allowance for equity funds used during construction	(9,905)		(998)		(15,397)
Deferred income taxes	(9,211)		6,165		21,799
Cash surrender value of company-owned life insurance	(76)		1,390		2,923
Changes in assets and liabilities
Accounts receivable	(19,707)		(21,289)		(4,740)
Accounts receivable - affiliate	5,531		3,403		728
Unbilled revenue	2,464		(6,920)		2,107
Fuel inventory and materials and supplies	11,767		(16,609)		21,121
Prepayments	(2,370)		(1,414)		386
Accounts payable	1,135		(27,401)		14,659
Accounts payable - affiliate	(2,071)		(276)		5,912
Customer deposits	11,241		6,663		5,888
Provision for merger commitments	(2,120)		(1,752)		(1,848)
Postretirement benefit obligations	5,586		(12,321)		(10,078)
Regulatory assets and liabilities, net	(165,775)		(78,416)		(1,897)
Deferred fuel recoveries	(29,405)		(4,142)		11,132
Other deferred accounts	(6,199)		(17,710)		(6,782)
Taxes accrued	(7,647)		23,442		(20,881)
Interest accrued	(277)		(2,614)		(280)
Other operating	(3,923)		3,221		(2,097)
Net cash provided by operating activities	102,518		127,779		352,484
Investing activities
Additions to property, plant, and equipment	(300,957)		(377,044)		(298,565)
Proceeds from sale of property, plant, and equipment	1,558		451		739
Return of equity investment in investee	7,000		8,000		1,100
Return of investment in company-owned life insurance	820		1,912		3,761
Other investing	834		745		715
Net cash used in investing activities	(290,745)		(365,936)		(292,250)
Financing activities
Draws on revolving credit facility	185,000		150,000		33,000
Payments on revolving credit facility	(260,000)		(75,000)		(33,000)
Issuances of long-term debt	325,000		125,000		—
Repayments of long-term debt	—		(11,055)		(20,571)
Payment of financing costs	(3,141)		(1,732)		(31)
Distributions to member	—		—		(20,000)
Other financing	(682)		(617)		(557)
Net cash provided by (used in) financing activities	246,177		186,596		(41,159)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	57,950		(51,561)		19,075
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	29,391	(1)	80,952		61,877
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$87,341	(2)	$29,391	(1)	$80,952
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2021 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Supplementary cash flow information
Interest paid, net of amount capitalized	$68,373	$67,799	$67,391
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$9,696	$6,824	$14,894
(1) Includes cash and cash equivalents of $24,846 and current restricted cash and cash equivalents of $4,545.
(2) Includes cash and cash equivalents of $85,667 and current restricted cash and cash equivalents of $1,674.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2018	$1,607,715	$(13,182)	$1,594,533
Distributions to member	(20,000)	—	(20,000)
Net income	148,262	—	148,262
Other comprehensive loss, net of tax	—	(9,403)	(9,403)
Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
Net income	96,655	—	96,655
Other comprehensive loss, net of tax	—	(2,168)	(2,168)
Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
Net income	134,088	—	134,088
Other comprehensive income, net of tax	—	6,570	6,570
Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

Index to Applicable Notes to the Financial Statements of Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Business Combinations	Cleco
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Jointly Owned Generation Units	Cleco and Cleco Power
Note 8	Fair Value Accounting and Financial Instruments	Cleco and Cleco Power
Note 9	Debt	Cleco and Cleco Power
Note 10	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 11	Income Taxes	Cleco and Cleco Power
Note 12	Disclosures about Segments	Cleco
Note 13	Regulation and Rates	Cleco and Cleco Power
Note 14	Variable Interest Entities	Cleco and Cleco Power
Note 15	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 16	Affiliate Transactions	Cleco and Cleco Power
Note 17	Intangible Assets, Intangible Liabilities, and Goodwill	Cleco and Cleco Power
Note 18	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 19	Storm Restoration	Cleco and Cleco Power

Notes to the Financial Statements

Note 1 — The Company
Cleco is composed of the following:

•Cleco Power, a regulated electric utility subsidiary, which owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 291,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in Oxbow.

•Cleco Cajun, an unregulated electric utility subsidiary, which owns 14 generating units with a total rated capacity of 3,379 MW and supplies wholesale power and capacity in Arkansas, Louisiana, and Texas. Upon the close of the Cleco Cajun Transaction in 2019, Cleco Cajun became a reportable segment of Cleco. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”

•Cleco’s other operations consist of the following:
◦Cleco Holdings, a holding company,
◦Support Group, a shared services subsidiary, and
◦Diversified Lands, an investment subsidiary.

COVID-19 Impacts
In March 2020, WHO declared the outbreak of COVID-19 to be a global pandemic, and the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” orders and directives in Cleco’s service territory. State and local authorities also subsequently implemented multistep policies to reopen various sectors of the economy. Guidance was issued to reduce transmission of COVID-19, as well as provide protection against COVID-19.
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
In March 2020, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. At December 31, 2021, Cleco Power had a regulatory asset of $3.0 million recorded for expenses incurred related to the executive order, as allowed by the LPSC. For more information on the regulatory treatment of the regulatory asset , see Note 6 — “Regulatory Assets and Liabilities — COVID-19 Executive Order.”
While Cleco continues to assess the COVID-19 situation, Cleco cannot predict the full impact that COVID-19, or the significant disruption and volatility currently being experienced in the markets, will have on its business, cash flows, liquidity, financial condition, and results of operations, due to numerous uncertainties. However, the ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the availability, timely distribution and acceptance of effective treatments and vaccines, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

CLECO
CLECO POWER	2021 FORM 10-K

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

Principles of Consolidation
The accompanying consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Cleco’s consolidated financial statements include the financial results of Cleco Cajun from the closing of the Cleco Cajun Transaction on February 4, 2019, through December 31, 2021. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”

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

Intangible Assets and Liabilities
At December 31, 2021, intangible assets and liabilities included fair value adjustments for long-term wholesale power supply agreements. Intangible liabilities also included a fair value adjustment for the LTSA assumed for maintenance services related to the Cottonwood Plant. These intangible assets and liabilities are being amortized over their estimated useful lives in a manner that best reflects the economic impact derived from such assets and liabilities. Prior to being fully amortized in March 2020, intangible assets also included Cleco Katrina/Rita’s right to bill and collect storm recovery charges from Cleco Power’s customers.
During the third quarter of 2021, an impairment was recognized on the intangible asset related to Cleco Power’s trade name, and the carrying value of the intangible asset was reduced to zero. Impairment is tested if there are events or circumstances that indicate that an impairment analysis should be performed. If such an event or circumstance occurs, intangible impairment testing is performed prior to goodwill impairment testing. Impairment is calculated as the excess of the asset and liabilities’ respective carrying amounts over their respective fair values. For more information on intangible assets and liabilities, see Note 17 — “Intangible Assets, Intangible Liabilities, and Goodwill.”

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

Regulation
Cleco Power is subject to regulation by FERC and the LPSC. Cleco Cajun is subject to regulation by FERC. Cleco complies with the accounting policies and practices prescribed by its regulatory commissions. Cleco Power’s retail rates are regulated by the LPSC. Cleco and Cleco Cajun’s rates for transmission services are regulated by FERC. Rates for wholesale power sales are based on market-based rates, pending FERC review of Cleco’s generation market power analysis. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability of certain assets and refund of certain liabilities. Cleco Power capitalizes or defers certain costs for recovery from its customers and recognizes a liability for amounts expected to be returned to its customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. Regulatory assets and liabilities are amortized consistent with the treatment in the ratemaking process. Pursuant to this regulatory process, Cleco has recorded regulatory assets and liabilities.
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
For more information on the regulatory treatment of Cleco Power’s AROs, see Note 6 — “Regulatory Assets and Liabilities — AROs.” For more information on Cleco’s ARO activity, see Note 15 — “Litigation, Other Commitments and

CLECO
CLECO POWER	2021 FORM 10-K
Contingencies, and Disclosures and Guarantees — Other Commitments.”

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
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. On August 1, 2019, Cleco and Cleco Power began amortizing the computer software related to the START project. The amounts of unamortized computer software costs on Cleco’s Consolidated Balance Sheets at December 31, 2021, and 2020 were $172.7 million and $178.1 million, respectively. The amounts of unamortized computer software costs on Cleco Power’s Consolidated Balance Sheets at December 31, 2021, and 2020 were $167.4 million and $177.0 million, respectively. Amortization of capitalized computer software costs charged to expense in Cleco and Cleco Power’s Consolidated Statements of Income for the years ending December 31, 2021, 2020, and 2019 is shown in the following tables:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Amortization	$11,878	$11,015	$4,917

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Amortization	$11,268	$10,379	$4,321

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

CATEGORY (YEARS)	CLECO			CLECO POWER
Utility Plants
Generation	10	–	95	10	–	95
Distribution	15	–	50	15	–	50
Transmission	5	–	55	5	–	55
Other utility plant	5	–	45	5	–	45
Other property, plant, and equipment	5	–	45	5	–	45

At December 31, 2021, and 2020, Cleco and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2021	2020
Utility plants
Generation	$2,704,536	$2,915,349
Distribution	1,494,411	1,357,714
Transmission	797,694	667,398
Other utility plant	412,577	391,057
Other property, plant, and equipment	7,504	5,672
Total property, plant, and equipment	5,416,722	5,337,190
Accumulated depreciation	(700,991)	(672,271)
Net property, plant, and equipment	$4,715,731	$4,664,919

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2021	2020
Regulated utility plants
Generation	$2,314,285	$2,673,271
Distribution	1,933,389	1,796,841
Transmission	988,122	857,833
Other utility plant	509,693	496,433
Total property, plant, and equipment	5,745,489	5,824,378
Accumulated depreciation	(1,919,766)	(2,067,362)
Net property, plant, and equipment	$3,825,723	$3,757,016

During 2021, Cleco Power’s regulated utility property, plant, and equipment decreased primarily due to the retirement of the Dolet Hills Power Station. This decrease was partially offset by increased costs related to transmission projects, storm restoration, and other capital projects.
Cleco Power’s property, plant, and equipment includes plant acquisition costs related primarily to the acquisition of Acadia Unit 1 in 2010. The plant acquisition adjustment and accumulated amortization are reported in Property, plant, and equipment and Accumulated depreciation, respectively, on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2021, and 2020 are shown in the following tables:

CLECO
CLECO POWER	2021 FORM 10-K

Cleco
	AT DEC. 31,
(THOUSANDS)	2021	2020
Acadia Unit 1
Plant acquisition adjustment	$76,116	$76,116
Accumulated amortization	(18,201)	(15,018)
Net plant acquisition adjustment	$57,915	$61,098

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2021	2020
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Accumulated amortization	(37,663)	(34,480)
Net plant acquisition adjustment	$57,915	$61,098

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2021, and 2020, Cleco Power had deferred $4.5 million and $2.5 million, respectively, for projects that are in the initial stages of development. These amounts are classified as Other deferred charges on Cleco Power’s Consolidated Balance Sheets.

Fuel Inventory and Materials and Supplies
At December 31, 2021, fuel inventory consisted primarily of petroleum coke, coal, limestone, and natural gas used to generate electricity. Prior to the retirement of the Dolet Hills Power Station on December 31, 2021, fuel inventory also consisted of lignite.
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
Although Cleco’s service territory experienced a recent economic decline during 2021 and 2020 primarily related to the COVID-19 pandemic and weather-related events, the economic outlook at December 31, 2021, was still within range of its historical credit loss analysis.
The table below presents the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2019	$3,005	$1,250	$4,255
CECL adoption	71	—	71
Current period provision	5,029	388	5,417
Charge-offs	(6,423)	—	(6,423)
Recovery	1,076	—	1,076
Balances, Dec. 31, 2020	2,758	1,638	4,396
Current period provision	4,003	—	4,003
Charge-offs	(6,919)	—	(6,919)
Recovery	1,460	—	1,460
Balances, Dec. 31, 2021	$1,302	$1,638	$2,940
* Loan held at Diversified Lands that was fully reserved for at December 31, 2020.

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2019	$3,005
CECL adoption	71
Current period provision	5,029
Charge-offs	(6,423)
Recovery	1,076
Balances, Dec. 31, 2020	2,758
Current period provision	4,003
Charge-offs	(6,919)
Recovery	1,460
Balances, Dec. 31, 2021	$1,302

Other Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to its power lines. To mitigate the exposure to potential financial loss for damage to lines, Cleco Power maintains an LPSC-approved storm reserve.
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims within certain self-insured limits, Cleco maintains reserves. At December 31, 2021, and 2020, the general liability and workers compensation reserves together were $6.0 million and $4.5 million, respectively.
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

CLECO
CLECO POWER	2021 FORM 10-K
related escrow accounts and becomes available for its intended purposes and/or general company purposes.
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2021	2020
Current
Cleco Katrina/Rita’s storm recovery surcharge	$1,674	$2,626
Cleco Power’s charitable contributions	—	1,718
Cleco Power’s rate credit escrow	—	201
Total current	1,674	4,545
Non-current
Diversified Lands’ mitigation escrow	22	22
Cleco Cajun’s defense fund	723	722
Total non-current	745	744
Total restricted cash and cash equivalents	$2,419	$5,289

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2021	2020
Current
Cleco Katrina/Rita’s storm recovery surcharges	$1,674	$2,626
Charitable contributions	—	1,718
Rate credit escrow	—	201
Total restricted cash and cash equivalents	$1,674	$4,545

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
Cleco evaluates for impairments of equity method investments at each balance sheet date to determine if events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2021, 2020, or 2019. For more information on Cleco’s equity investments, see Note 14 — “Variable Interest Entities.”

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

CLECO
CLECO POWER	2021 FORM 10-K
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

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. For 2020, Cleco Power’s average short-term debt balance exceeded its average construction work-in-progress balance; however, Cleco Power elected the FERC capital structure waiver contained in FERC Docket Number AC20-127-000. The composite AFUDC rate, including borrowed and other funds, was 10.05% on a pretax basis (7.81% net of tax) for 2021, 10.14% on a pretax basis (7.96% net of tax) for 2020 and 10.71% on a pretax basis (8.37% net of tax) for 2019. For more information on the regulatory treatment of the retail portion of AFUDC calculated under the FERC waiver, see Note 6 — “Regulatory Assets and Liabilities — AFUDC.”

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes. For more information about fair value levels, see Note 8 — “Fair Value Accounting and Financial Instruments.”

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
Cleco Cajun has natural gas commodity contracts that are fixed price physical forwards and financial swaps. Management did not elect to apply hedge accounting to these contracts as allowed under applicable accounting standards. When these contracts are marked-to-market, the resulting unrealized gain or loss is recorded on the income statement as a component of fuel expense. At settlement, realized gains or losses are also recorded on the income statement as a component of fuel expense.
For more information on FTRs and other commodity derivatives, see Note 8 — “Fair Value Accounting and Financial Instruments — Commodity Contracts.”
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

CLECO
CLECO POWER	2021 FORM 10-K
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

Note 3 — Business Combinations
On February 4, 2019, Cleco Cajun acquired from NRG Energy all of the outstanding membership interests in South Central Generating. This acquisition enabled Cleco to significantly increase the scale of its operations in Louisiana and included the following:

•a 176-MW natural-gas-fired generating station located in Sterlington, Louisiana,
•a 220-MW natural-gas-fired facility and a 210-MW natural-gas-fired peaking facility, both located in Jarreau, Louisiana,
•a 580-MW coal-fired generating facility, a 540-MW natural-gas-fired generating station, and 58% of a 588-MW coal-fired generating station all located in New Roads, Louisiana,
•75% of a 300-MW natural-gas-fired peaking facility located in Jennings, Louisiana,
•a 1,263-MW natural-gas-fired generating station located in Deweyville, Texas (the Cottonwood Plant),
•wholesale contracts to provide electricity and capacity to nine Louisiana electric cooperatives, five municipalities across Arkansas, Louisiana, and Texas, and one investor-owned utility,
•transmission assets, which consist of equipment and land required to connect the generation stations and the wholesale customers to the transmission grid, and
•current assets consisting of cash, inventory, receivables and other miscellaneous assets.

Since the Cleco Cajun Transaction on February 4, 2019, three of the five contracts with municipalities have expired and were not renewed. Also, the Sterlington generating station was retired in December 2020.
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

Regulatory Matters
In January 2019, the LPSC approved the Cleco Cajun Transaction. Approval of the transaction was conditioned upon certain commitments, including holding Cleco Power ratepayers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; the repayment of $400.0 million of Cleco Holdings’ debt by 2024; and a $4.0 million annual reduction to Cleco Power’s retail customer rates, which ended on June 30, 2021, and is now incorporated into Cleco Power’s new retail rate plan that became effective on July 1, 2021. For more information about the new retail rate plan and debt commitments, see Note 13 — “Regulation and Rates — FRP” and Note 9 — “Debt,” respectively.

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

CLECO
CLECO POWER	2021 FORM 10-K
Accounting for the Cleco Cajun Transaction
As consideration for all of the outstanding membership interest in South Central Generating, Cleco paid cash of approximately $962.2 million, which represents the $1.00 billion acquisition price net of working capital and other adjustments of $37.8 million.
In connection with the Cleco Cajun Transaction on February 4, 2019, Cleco Holdings borrowed $300.0 million under a bridge loan agreement and $100.0 million under a term loan agreement to partially finance the transaction. Both loan agreements contained certain financial covenants, including requiring Cleco Holdings to maintain (i) a debt to capital ratio (as defined in the applicable agreement) below 65% and (ii) a rating applicable to Cleco’s senior debt rating (as defined in the applicable agreement). On September 11, 2019, Cleco Holdings refinanced the remaining amounts due under the $300.0 million bridge loan agreement and a portion of the $100.0 million term loan agreement with the proceeds from the private placement of $300.0 million aggregate principal amount of senior notes. On July 14, 2020, Cleco Holdings completed an exchange offer for its outstanding 3.375% senior notes, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of newly issued 3.375% senior notes due on September 15, 2029, that were registered. Cleco Holdings did not receive any proceeds from the exchange offer.
Also, in connection with the Cleco Cajun Transaction, Cleco Holdings increased its credit facility capacity by $75.0 million, for a total capacity of $175.0 million, all other terms remained the same, and made a $75.0 million draw on its credit facility, which was repaid on February 5, 2019.
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

CLECO
CLECO POWER	2021 FORM 10-K
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

Unaudited Pro Forma Financial Information
FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2019
Operating revenue, net	$1,660,362
Net income	$154,898

Note 4 — Leases
Cleco maintains operating and finance leases in its ordinary course of business activities.

Operating Leases
Cleco Power leases utility systems from two municipalities and one non-municipal public body. One municipal lease has a term of 10 years and expires on August 11, 2031. The second municipal lease has a term of 10 years and expires on May 13, 2028. The non-municipal lease has a term of 27 years and expires on July 31, 2039. Each utility system lease contains fixed and variable components, as well as provisions for extensions.
During 2021, Cleco Power renewed its lease for 113 railcars for coal transportation, which expires on March 31, 2024. Cleco reassesses its need for the railcars upon the expiration of each term. Cleco pays a monthly rental fee per car. The railcar leases do not contain contingent rent payments.
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
The following is a schedule by year of future minimum lease payments due under Cleco and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of December 31, 2021:

(THOUSANDS)	CLECO POWER	CLECO
Years ending Dec. 31,
2022	$3,552	$3,584
2023	3,398	3,426
2024	3,262	3,282
2025	3,216	3,216
2026	3,216	3,216
Thereafter	12,186	12,186
Total minimum lease payments	28,830	28,910
Less: amount representing interest	4,898	4,928
Present value of net minimum operating lease payments	$23,932	$23,982
Current liabilities	$2,832	$2,854
Non-current liabilities	$21,100	$21,128

Finance Lease
In April 2018, Cleco Power entered into an agreement with Savage Inland Marine for continued use of 42 barges used to transport petroleum coke to Madison Unit 3 through March 2033. The agreement meets the accounting definition of a finance lease.

CLECO
CLECO POWER	2021 FORM 10-K
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
For each of the years ended December 31, 2021, 2020, and 2019, Cleco Power paid $2.2 million in lease payments. For the years ended December 31, 2021, 2020, and 2019, Cleco Power received $0.2 million, $0.8 million, and $1.7 million, respectively, of revenue from subleases.
The following is an analysis of the leased property under the finance lease:

(THOUSANDS)	AT DEC. 31, 2021	AT DEC. 31, 2020
Barges	$16,800	$16,800
Accumulated amortization	(4,200)	(3,080)
Net finance lease asset	$12,600	$13,720

The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of December 31, 2021:

(THOUSANDS)
Years ending Dec. 31,
2022	$2,203
2023	2,203
2024	2,203
2025	2,203
2026	2,203
Thereafter	13,269
Total minimum lease payments	24,284
Less: amount representing interest	9,722
Present value of net minimum finance lease payments	$14,562
Current liabilities	$755
Non-current liabilities	$13,807

Additional Lessee Disclosures
Cleco and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following tables reflect total lease costs for Cleco and Cleco Power for the years ended December 31, 2021, and 2020:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Finance lease cost
Amortization of ROU assets	$1,120	$1,120
Interest on lease liabilities	1,521	1,587
Operating lease cost	3,985	4,576
Variable lease cost	385	301
Total lease cost	$7,011	$7,584

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Finance lease cost
Amortization of ROU assets	$1,120	$1,120
Interest on lease liabilities	1,521	1,587
Operating lease cost	3,845	4,191
Variable lease cost	385	301
Total lease cost	$6,871	$7,199

The following tables present additional information related to Cleco and Cleco Power’s operating and finance leases as of and for the years ended December 31, 2021, and 2020:

Cleco
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2021	2020
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$24,014	$26,172
Finance	Property, plant, and equipment	12,600	13,720
Total ROU assets		$36,614	$39,892
Current lease liabilities
Operating	Other current liabilities	$2,854	$2,802
Finance	Long-term debt and finance leases due within one year	755	682
Non-current lease liabilities
Operating	Operating lease liabilities	21,128	23,333
Finance	Long-term debt and finance leases, net	13,807	14,562
Total lease liabilities		$38,544	$41,379

Cleco Power
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2021	2020
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$23,970	$26,006
Finance	Property, plant, and equipment	12,600	13,720
Total ROU assets		$36,570	$39,726
Current lease liabilities
Operating	Other current liabilities	$2,832	$2,672
Finance	Long-term debt and finance leases due within one year	755	682
Non-current lease liabilities
Operating	Operating lease liabilities	21,100	23,295
Finance	Long-term debt and finance leases, net	13,807	14,562
Total lease liabilities		$38,494	$41,211

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,938	$4,504
Operating cash flows from finance leases	$1,521	$1,587
Financing cash flows from finance leases	$682	$617

CLECO
CLECO POWER	2021 FORM 10-K

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,800	$4,120
Operating cash flows from finance leases	$1,521	$1,587
Financing cash flows from finance leases	$682	$617

Cleco
	AT DEC. 31,
(THOUSANDS)	2021	2020
Other supplemental information
Operating leases
Weighted-average remaining lease term	9.0 years	9.9 years
Weighted-average discount rate	4.30%	4.31%
Finance leases
Weighted-average remaining lease term	11.3 years	12.3 years
Weighted-average discount rate	10.18%	10.18%

Cleco Power
	AT DEC. 31, 2021
(THOUSANDS)	2021	2020
Other supplemental information
Operating leases
Weighted-average remaining lease term	9.0 years	10.0 years
Weighted-average discount rate	4.30%	4.31%
Finance leases
Weighted-average remaining lease term	11.3 years	12.3 years
Weighted-average discount rate	10.18%	10.18%

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

Cleco Cajun is Cleco’s only subsidiary with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback is included in Other operations within Cleco’s Consolidated Statement of Income. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the years ended December 31, 2021, and 2020 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Fixed payments	$40,000	$40,000
Variable payments	18,226	20,883
Amortization of deferred lease liability(1)	9,205	9,205
Total lease income	$67,431	$70,088
(1)Consists of amortization of the deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

The remaining minimum lease payments to be received under the Cottonwood Sale Leaseback are as follows:

(THOUSANDS)
Years ending Dec. 31,
2022	$40,000
2023	40,000
2024	40,000
2025	16,667
Total payments	$136,667

Depreciation expense associated with Cleco’s property under the Cottonwood Sale Leaseback for the years ended December 31, 2021, 2020, and 2019, was $32.0 million, $29.3 million, and $22.7 million, respectively. Cleco calculated depreciation on a straight-line basis over the useful life of the asset. Property associated with the Cottonwood Sale Leaseback was as follows:

		AT DEC. 31,
(THOUSANDS)	2021	2020
Property, plant, and equipment	$552,659	$552,659
Accumulated depreciation	(84,065)	(52,053)
Net property, plant, and equipment	$468,594	$500,606

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

CLECO
CLECO POWER	2021 FORM 10-K
most recent bill to the end of the respective accounting period. Cleco Power uses actual customer energy consumption data available from AMI to calculate unbilled revenue. Also included in Cleco Power’s retail revenue is electric customer credits, which primarily represents the credits to Cleco Power’s retail customers for the federal tax-related benefits of the TCJA prior to the settlement of Cleco Power’s new retail rate plan. Subsequent to the settlement of Cleco Power’s new retail rate plan, these credits offset base revenue.

Wholesale Revenue
Cleco’s wholesale revenue is generated primarily through the sale of energy and capacity to electric cooperatives and municipalities. The electricity revenue performance obligations, representing both energy and capacity, are satisfied as a series of performance obligations, and progress towards satisfaction of the performance obligations are measured using an output method. The energy performance obligation measure of progress is based on kWh delivered. The capacity performance obligation measure of progress is based on time elapsed and is recognized each month as Cleco’s generating units stand ready to deliver electricity to the customer. Cleco recognizes wholesale revenue, inclusive of both performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice. Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers market based rates that are subject to FERC’s triennial market power analysis. Cleco also enters into transactions through MISO for spot energy sales which are transacted in the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market.

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

Other Revenue
Other revenue from contracts with customers, which is not a significant source of Cleco’s revenue, consisted of customer-forfeited discounts and reconnect fees, electric property rental, and other miscellaneous fees. For 2019, other revenue also included Cleco Power’s Teche Unit 3 SSR revenue. The performance obligation under these contracts is satisfied and revenue is recognized as control of the products is delivered or services are rendered.

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
Cleco Cajun’s other revenue includes fixed lease payments and certain variable payments for costs paid by NRG Energy on behalf of Cleco. For more information on the Cottonwood lease agreement, see Note 4 — “Leases — Additional Lessee Disclosures — Cottonwood Sale Leaseback Agreement.”

Disaggregated Revenue
Upon the completion of the Cleco Cajun Transaction on February 4, 2019, Cleco Cajun became a reportable segment. For more information on the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”
Operating revenue, net for the years ended December 31, 2021, 2020, and 2019 was as follows:

	FOR THE YEAR ENDED DEC. 31, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$453,873		$—		$—		$—	$453,873
Commercial (1)	294,553		—		—		—	294,553
Industrial (1)	175,134		—		—		—	175,134
Other retail (1)	16,105		—		—		—	16,105
Electric customer credits	(41,007)		—		—		—	(41,007)
Total retail revenue	898,658		—		—		—	898,658
Wholesale, net	250,987	(1)	398,226		(9,680)	(2)	1	639,534
Transmission, net	55,963	(3)	61,500	(4)	—		(7,615)	109,848
Other	18,791		—		8		—	18,799
Affiliate (5)	5,641		—		113,623		(119,264)	—
Total revenue from contracts with customers	1,230,040		459,726		103,951		(126,878)	1,666,839
Revenue unrelated to contracts with customers
Other	11,597	(6)	67,493	(7)	—		—	79,090
Total revenue unrelated to contracts with customers	11,597		67,493		—		—	79,090
Operating revenue, net	$1,241,637		$527,219		$103,951		$(126,878)	$1,745,929
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes $(0.1) million of electric customer credits.
(4) Includes $(0.2) million of electric customer credits.
(5) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(6) Represents realized gains associated with FTRs.
(7) Includes $58.2 million in lease revenue related to the Cottonwood Sale Leaseback and $9.2 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2021 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2020
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$402,050		$—		$—		$—	$402,050
Commercial (1)	256,964		—		—		—	256,964
Industrial (1)	137,920		—		—		—	137,920
Other retail (1)	14,235		—		—		—	14,235
Surcharge	2,440		—		—		—	2,440
Electric customer credits	(52,208)		—		—		—	(52,208)
Total retail revenue	761,401		—		—		—	761,401
Wholesale, net	192,187	(1)	365,555		(9,680)	(2)	—	548,062
Transmission, net	49,164	(3)	51,449	(4)	—		(6,463)	94,150
Other	15,162		—		—		1	15,163
Affiliate (5)	5,156		204		129,126		(134,486)	—
Total revenue from contracts with customers	1,023,070		417,208		119,446		(140,948)	1,418,776
Revenue unrelated to contracts with customers
Other	9,222	(6)	70,145	(7)	3		—	79,370
Total revenue unrelated to contracts with customers	9,222		70,145		3		—	79,370
Operating revenue, net	$1,032,292		$487,353		$119,449		$(140,948)	$1,498,146
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
Cleco and Cleco Power have unsatisfied performance obligations under contracts with electric cooperatives and municipalities with durations ranging between 1 and 13 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At December 31, 2021, Cleco and Cleco Power had $63.2 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

Note 6 — Regulatory Assets and Liabilities
Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.

CLECO
CLECO POWER	2021 FORM 10-K
Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power, could require discontinuance of the application of the authoritative guidance of regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
	AT DEC. 31,		REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	2021	2020
Regulatory assets
Acadia Unit 1 acquisition costs	$1,913	$2,019	18
Accumulated deferred fuel (1)	56,826	28,194	Various	(2)
Affordability study	13,094	—	9.5	(3)
AFUDC equity gross-up	66,574	69,670	Various
AMI deferred revenue requirement	2,045	2,591	4
AROs (1)(7)	15,141	5,488
Bayou Vista to Segura transmission project deferred revenue requirement (7)	1,392	—
Coughlin transaction costs	845	876	27.5
COVID-19 executive order	2,953	2,953
Deferred storm restoration costs - Hurricane Delta (7)	17,113	17,051
Deferred storm restoration costs - Hurricane Ida (7)	37,617	—
Deferred storm restoration costs - Hurricane Laura (7)	54,282	54,406
Deferred storm restoration costs - Hurricane Zeta (7)	3,296	3,493
Deferred storm restoration costs - Winter Storms Uri & Viola (7)	1,912	—
Dolet Hills Power Station closure costs (7)	145,844	48,982
Emergency declarations	—	270
Energy efficiency	1,645	2,820	1
Financing costs (1)	6,826	7,184	Various	(4)
Interest costs	3,459	3,708	Various	(3)
Lignite Mine closure costs (7)	136,980	—
Madison Unit 3 property taxes (7)	8,362	—
Non-service cost of postretirement benefits	12,950	9,901	Various	(3)
Other	11,224	4,229	Various	(2)
Postretirement costs	117,773	165,437	Various	(5)
Production operations and maintenance expenses	11,058	4,058	Various	(6)
Rodemacher Unit 2 deferred costs (7)	6,931	1,333
St. Mary Clean Energy Center	6,089	3,479	3.5
Training costs	5,929	6,085	38
Tree trimming costs	9,092	11,807	3.5
Total regulatory assets	759,165	456,034
Regulatory liabilities
AFUDC (7)	—	(4,218)
Corporate franchise tax, net	—	(763)
Deferred taxes, net	(95,544)	(175,584)	Various	(2)
Total regulatory liabilities	(95,544)	(180,565)
Total regulatory assets, net	$663,621	$275,469
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2021, and 2020, respectively. All other assets are earning a return on investment.
(2) For more information related to the remaining recovery period, refer to the following disclosures for each specific regulatory asset or liability.
(3) Amortized over the estimated lives of the respective assets.
(4) Amortized over the terms of the related debt issuances.
(5) Amortized over the average service life of the remaining plan participants.
(6) Deferral is recovered over the following three-year regulatory period.
(7) Currently not in a recovery period.

CLECO
CLECO POWER	2021 FORM 10-K
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	AT DEC. 31,
(THOUSANDS)	2021	2020
Total Cleco Power regulatory assets, net	$663,621	$275,469
2016 Merger adjustments (1)
Fair value of long-term debt	112,150	119,553
Postretirement costs	13,424	15,411
Financing costs	7,248	7,592
Debt issuance costs	4,920	5,254
Total Cleco regulatory assets, net	$801,363	$423,279
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

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. The difference between fuel and purchased power revenues collected from retail and wholesale customers and the current fuel and purchased power costs is generally recorded as Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheet. For 2021, approximately 76% of Cleco Power’s total fuel cost was regulated by the LPSC.
In February 2021, Winter Storms Uri and Viola moved through Louisiana causing substantial damage to Cleco’s distribution assets, electricity generation supply shortages, natural gas supply shortages, and increases in prices of natural gas in the U.S., primarily due to prolonged freezing temperatures. Incremental fuel and purchased power costs were incurred as a result of the winter storms. On March 29, 2021, Cleco Power received approval from the LPSC to defer $50.0 million of these costs and recover them over 12 months through Cleco Power’s FAC beginning in May 2021. For more information about the incremental fuel and purchased power costs related to Winter Storms Uri and Viola, see Note 19 — “Storm Restoration, Securitization, and Cost Recovery — Winter Storms Uri and Viola.”
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

AROs
Cleco Power recorded an ARO liability for the retirement of certain ash disposal facilities. The ARO regulatory asset represents the accretion of the ARO liability and the depreciation of the related assets. For more information on the accounting treatment and net changes of Cleco Power’s AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs”, and Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Long-Term Purchase Obligations — Other Commitments.”

Bayou Vista To Segura Transmission Project Deferred Revenue Requirement
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. As a result, Cleco Power was allowed to establish a regulatory asset and recover the revenue requirements, including interest at Cleco Power’s weighted average cost of capital, starting in the month after completion of each phase of the Bayou Vista to Segura Transmission project. The northern phase of the project was completed in August 2021, and the southern phase was completed in December 2021. At December 31, 2021, Cleco Power had a regulatory asset of $1.4 million related to deferred revenue associated with the northern phase of the Bayou Vista to Segura Transmission project. The regulatory asset will be amortized over 12 months beginning July 1, 2022.

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

CLECO
CLECO POWER	2021 FORM 10-K
2020, Cleco Power made a filing with the LPSC requesting the recovery of the regulatory asset as well as the lost revenue associated with the disconnection fees and incremental costs over a four-year period. At December 31, 2021, Cleco Power had a regulatory asset of $3.0 million for expenses incurred.

Deferred Storm Restoration Costs
In 2020 and 2021, Cleco Power’s distribution and transmission systems sustained substantial damage for four seperate hurricanes and two severe winter storms resulting in significant outages for its customers during each storm. Cleco Power established a separate regulatory asset to track and defer non-capital expenses associated with each corresponding storm, as approved by the LPSC. For more information about the storm restoration and cost recovery, see Note 19 — “Storm Restoration, Securitization, and Cost Recovery.”

Dolet Hills Power Station Closure Costs
In June 2020, Cleco Power revised depreciation rates for the Dolet Hills Power Station to utilize the December 31, 2021, expected end-of-life and early retirement of the Dolet Hills Power Station and defer depreciation expense to a regulatory asset for the amount in excess of the previously LPSC-approved depreciation rates.
The Dolet Hills Power Station was retired on December 31, 2021. On January 31, 2022, Cleco Power filed an application with the LPSC requesting approval of the regulatory treatment and recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station over 20 years. At December 31, 2021, Cleco Power had $145.8 million deferred as a regulatory asset for stranded costs. For more information on the Dolet Hills Power Station, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Risks and Uncertainties.”

Emergency Declarations
In August 2016, the LPSC issued emergency declaration executive orders following flooding events in south Louisiana which prohibited public utilities from disconnecting or charging late fees to customers for non-payment in affected parishes. In January 2017, the LPSC issued an order that terminated the executive orders effective March 1, 2017, and allowed public utilities to formally petition the LPSC to recover lost revenues as a result of the executive orders. In July 2017, Cleco Power began recovering lost revenues associated with the flooding events. This regulatory asset was fully amortized in June 2021.

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

Lignite Mine Closure Costs
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for certain lignite costs that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs related to the closure of the mine. At December 31, 2021, Cleco Power had a regulatory asset of $137.0 million for deferred fuel and mine-related incurred costs, which were included in the application filed with the LPSC on January 31, 2022. For more information on the Oxbow mine, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Madison Unit 3 Property Taxes
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. As a result, beginning July 1, 2022, Cleco Power will be allowed to recover property taxes paid for Madison Unit 3, including a carrying charge at Cleco Power’s weighted average cost of capital, grossed up for income taxes. At December 31, 2021, Cleco Power had a regulatory asset of $8.4 million for the accrued 2021 Madison Unit 3 property taxes. The amount included in the cost recovery mechanism each year will amortize over 12 months.

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

CLECO
CLECO POWER	2021 FORM 10-K
period ending June 30, 2022. At December 31, 2021, Cleco Power had a regulatory asset of $2.9 million relating to the Northlake Transmission Agreement.
In addition, the LPSC approved recovery of other previously deferred costs associated with Cleco Power’s recently approved retail rate plan, which began being amortized over four years on July 1, 2021. At December 31, 2021, Cleco Power had a regulatory asset of $3.6 million for deferred costs.
In June 2017, and prior to the approval of Cleco Power’s new retail rate plan, the LPSC approved the establishment of a regulatory asset, upon the completion of the Coughlin Pipeline project, for the revenue requirement associated with the project, until Cleco Power’s new retail rate plan was approved. As approved by the LPSC in Cleco Power’s new retail rate plan, the regulatory asset began being amortized over four years on July 1, 2021. At December 31, 2021, Cleco Power had a regulatory asset of $4.7 million related to the deferred revenue associated with the Coughlin Pipeline project.

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately six years as of December 31, 2021, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 10 — “Pension Plan and Employee Benefits.”

Production Operations and Maintenance Expenses
Annually, Cleco Power is allowed to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $34.9 million, adjusted annually for a growth factor (deferral threshold). The amount of the regulatory asset is capped at $25.0 million. The LPSC allows Cleco Power to recover the amount deferred in any calendar year over the following three-year regulatory period, beginning on July 1, when the annual rates are set. Cleco Power had a deferral of $9.7 million in 2021 and no deferral in 2020.

Rodemacher Unit 2 Deferred Costs
As a result of environmental regulations, Cleco Power revised Rodemacher Unit 2’s expected end-of-life to coincide with its application to the EPA for an alternative closure date of October 17, 2028. Rodemacher Unit 2’s depreciation expense in excess of the previously LPSC-approved depreciation rates are deferred to a regulatory asset. At December 31, 2021, Cleco Power had $6.9 million deferred as a regulatory asset for accelerated depreciation.

St. Mary Clean Energy Center
Cleco Power has a regulatory asset for revenue requirements related to the St. Mary Clean Energy Center project. As approved by the LPSC in Cleco Power’s new retail rate plan, the regulatory asset began being amortized over four years on July 1, 2021.

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

Cleco Holdings’ 2016 Merger Adjustments
As a result of the 2016 Merger, Cleco implemented acquisition accounting, which eliminated AOCI at the Cleco consolidated level on the date of the 2016 Merger. Cleco will continue to recover expenses related to certain postretirement costs; therefore, Cleco recognized a regulatory asset based on its determination that these costs that are probable of recovery continue to be collected from customers. These costs will be amortized to Other operations expense over the average remaining service period of participating employees. Cleco will also continue to recover financing costs associated with the settlement of two treasury rate locks and a forward starting swap contract that were previously recognized in AOCI. Additionally, as a result of the 2016 Merger, a regulatory asset was recorded for debt issuance costs that were eliminated at Cleco and a regulatory asset was recorded for the difference between the carrying value and the fair value of long-term debt. These regulatory assets are being amortized over the terms of the related debt issuances, unless the debt is redeemed prior to maturity, at which time any unamortized related regulatory asset will be derecognized.

AFUDC
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. For 2020, Cleco Power’s average short-term debt balance exceeded its average construction work-in-progress balance; however, Cleco Power elected the FERC capital structure waiver contained in FERC Docket Number AC20-127-000. In December 2021, Cleco Power received approval from the LPSC for recovery of the retail portion of AFUDC under the FERC waiver.

Corporate Franchise Tax, Net
As part of the FRP extension approved by the LPSC in June 2014, Cleco Power was authorized to recover through a rider the retail portion of state corporate franchise taxes paid. The

CLECO
CLECO POWER	2021 FORM 10-K
retail portion of state corporate franchise taxes paid each year will be recovered over 12 months beginning July 1 of the following year.

Deferred Taxes, Net
The regulatory assets and liabilities recorded for deferred income taxes represent the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid. The amounts deferred are attributable to differences between book and tax recovery periods. In 2017, the TCJA was enacted. Changes in the IRC, as amended, from the TCJA had a material impact on the Registrants’ financial statements in 2017. Tax effects of changes in tax laws must be recognized in the period in which the law is enacted. Also, deferred tax assets and liabilities must be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At December 31, 2021, and 2020, Cleco and Cleco Power had $302.0 million and $352.4 million, respectively, accrued for the excess ADIT as a result of the TCJA. For more information on the status of the TCJA regulatory liability, see Note 13 — “Regulation and Rates — TCJA.”

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
At December 31, 2021, the investment in and accumulated depreciation for each generating unit on Cleco and Cleco Power’s Consolidated Balance Sheets were as follows:

Cleco
		AT DEC. 31, 2021
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2	BAYOU COVE	BIG CAJUN II, UNIT 3	TOTAL
Utility plant in service	$83,675	$41,435	$17,490	$142,600
Accumulated depreciation	$19,783	$6,809	$3,207	$29,799
Construction work in progress	$400	$—	$474	$874
Ownership interest percentage	30%	75%	58%
Rated capacity (MW)	523	300	588
Ownership interest (MW)	157	225	341

Cleco Power
AT DEC. 31, 2021
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	RODEMACHER UNIT 2
Utility plant in service	$157,855
Accumulated depreciation	$93,963
Construction work in progress	$400
Ownership interest percentage	30%
Rated capacity (MW)	523
Ownership interest (MW)	157

Note 8 — Fair Value Accounting and Financial Instruments
The amounts reflected in Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2021, and 2020, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
	2021		2020
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,482,405	$3,752,220	$3,230,500	$3,541,349
* The carrying value of long-term debt does not include deferred issuance costs of $13.2 million at December 31, 2021, and $13.4 million at December 31, 2020.

Cleco Power
	AT DEC. 31,
	2021		2020
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,820,254	$2,085,944	$1,494,947	$1,794,799
* The carrying value of long-term debt does not include deferred issuance costs of $7.9 million at December 31, 2021, and $7.0 million at December 31, 2020.

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

CLECO
CLECO POWER	2021 FORM 10-K
designate derivatives as cash flow or fair value hedges, as allowed by accounting guidance. Cleco utilizes a mark-to-market approach recognizing changes in the fair value of FTRs and commodity derivatives at Cleco Cajun in earnings and changes in the fair value of FTRs at Cleco Power as a component of deferred fuel assets and liabilities. Cleco utilizes different valuation techniques for fair value measurements under a fair value hierarchy. Assets and liabilities classified as Level 1 under the hierarchy utilize observable inputs that reflect quotable prices in active markets. Assets and liabilities classified as Level 2 are measured through proxy inputs of similar index or composite pricing. Assets and liabilities classified as Level 3 under the hierarchy are valued based on unobservable inputs, such as internally generated valuation models or valuations obtained in inactive markets where there is no readily available information. Cleco has consistently applied the Level 2 and Level 3 fair value techniques from fiscal period to fiscal period. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability. During the years ended December 31, 2021, and 2020, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis. These amounts are presented on a gross basis before consideration of amounts netted under master netting agreements and the application of collateral received or paid:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Money market funds	$145,033	$145,033	$—	$—	$86,001	$—	$86,001	$—
FTRs	6,977	—	—	6,977	4,805	—	—	4,805
Natural gas derivatives	87,464	—	87,464	—	8,599	—	8,599	—
Total assets	$239,474	$145,033	$87,464	$6,977	$99,405	$—	$94,600	$4,805
Liability Description
FTRs	$834	$—	$—	$834	$1,625	$—	$—	$1,625
Natural gas derivatives	—	—	—	—	1,612	—	1,612	—
Total liabilities	$834	$—	$—	$834	$3,237	$—	$1,612	$1,625

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Money market funds	$82,411	$82,411	$—	$—	$25,357	$—	$25,357	$—
FTRs	5,515	—	—	5,515	4,337	—	—	4,337
Total assets	$87,926	$82,411	$—	$5,515	$29,694	$—	$25,357	$4,337
Liability Description
FTRs	$597	$—	$—	$597	$1,121	$—	$—	$1,121
Total liabilities	$597	$—	$—	$597	$1,121	$—	$—	$1,121

CLECO
CLECO POWER	2021 FORM 10-K
The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Beginning balance	$3,180	$5,778
Unrealized gains *	2,567	187
Purchases	12,061	11,333
Settlements	(11,665)	(14,118)
Ending balance	$6,143	$3,180
* Cleco Power’s unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s Consolidated Balance Sheet. Cleco Cajun’s unrealized gains (losses) are reported through Purchased power on Cleco’s Consolidated Statement of Income.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Beginning balance	$3,216	$5,725
Unrealized gains *	2,828	450
Purchases	9,871	9,378
Settlements	(10,997)	(12,337)
Ending balance	$4,918	$3,216
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
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of December 31, 2021:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at December 31, 2021	$6,977	$834	RTO auction pricing	FTR price - per MWh	$(3.94)	$9.25
FTRs at December 31, 2020	$4,805	$1,625	RTO auction pricing	FTR price - per MWh	$(3.49)	$4.36

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at December 31, 2021	$5,515	$597	RTO auction pricing	FTR price - per MWh	$(4.91)	$9.25
FTRs at December 31, 2020	$4,337	$1,121	RTO auction pricing	FTR price - per MWh	$(3.34)	$4.36

As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of a finite intangible asset relating to the Cleco Power trade name. In August 2021, a wholesale customer that is currently under contract with Cleco Power through March 31, 2024, informed Cleco Power that it was not selected through its request for proposal process as a provider of load after the first quarter of 2024. Cleco considered this to be a triggering event and determined that the carrying value of the trade name intangible asset may not be recoverable. Therefore, a valuation of the Cleco Power trade name was conducted to test for impairment. A discounted cash flow model utilizing the significant unobservable input of estimated weighted average cost of capital of 8% was used to determine the fair value of the Cleco Power trade name. As a result, Cleco determined that the fair value of the Cleco Power trade name was less than its carrying value and an impairment of $3.8 million was recognized reducing the carrying value to zero. The fair value measurement of the intangible asset is classified as Level 3 in the fair value hierarchy. For more information on the Cleco
Power trade name intangible asset, see Note 17 — “Intangible Assets, Intangible Liabilities, and Goodwill.”
Concentrations of Credit Risk
At December 31, 2021, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2021, and 2020:

CLECO
CLECO POWER	2021 FORM 10-K

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Cash and cash equivalents	$145,011	$80,712
Current restricted cash and cash equivalents	$—	$4,545
Non-current restricted cash and cash equivalents	$22	$744

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Cash and cash equivalents	$82,411	$20,812
Current restricted cash and cash equivalents	$—	$4,545

Money market fund assets are discounted to the current period using a published U.S. Treasury interest rate as a proxy for a risk-free rate of return. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 1 money market funds asset consists of two classes. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U. S. government to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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

Commodity Contracts
On Cleco’s Consolidated Balance Sheets, the fair value of amounts associated with Cleco Cajun’s derivative instruments are offset with related cash collateral balances with the same counterparty. There were no offsetting amounts at December 31, 2020. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Consolidated Balance Sheets at December 31, 2021, and 2020:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31, 2021					AT DEC. 31, 2020
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CONTRACT NETTING	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT	NET ASSET (LIABILITY) ON THE BALANCE SHEET (2)
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,977	$—	$6,977	$—	$6,977	$4,805
Current	Energy risk management liabilities	(834)	—	(834)	—	(834)	(1,625)
Natural gas derivatives
Current	Energy risk management assets	37,061	(559)	36,502	(15,000)	21,502	8,276
Non-current	Energy risk management assets	50,962	—	50,962	—	50,962	323
Current	Energy risk management liabilities	(559)	559	—	—	—	(828)
Non-current	Other deferred credits	—	—	—	—	—	(784)
Commodity-related contracts, net		$93,607	$—	$93,607	$(15,000)	$78,607	$10,167
(1) Represents letters of credit by counterparties.
(2) There were no offsetting amounts on or off Cleco’s Consolidated Balance Sheet at December 31, 2020.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT DEC. 31, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs:
Current	Energy risk management assets	$5,515	$4,337
Current	Energy risk management liabilities	(597)	(1,121)
Commodity-related contracts, net		$4,918	$3,216

At December 31, 2021, and 2020, there was no cash collateral posted with or received from counterparties that was netted on Cleco’s Consolidated Balance Sheet.
The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Consolidated Statements of Income for the years December 31, 2021, 2020, and 2019:

CLECO
CLECO POWER	2021 FORM 10-K

Cleco
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2021	2020	2019
Commodity contracts
FTRs(1)	Electric operations	$12,797	$9,213	$13,043
FTRs(1)	Purchased power	(6,237)	(3,467)	(15,685)
Natural gas derivatives	Fuel used for electric generation	134,144	(12,159)	(5,172)
Total		$140,704	$(6,413)	$(7,814)
(1) For the years ended December 31, 2021, 2020, and 2019, unrealized gains (losses) associated with FTRs for Cleco Power of $2.8 million, $0.5 million and $(1.7) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
		AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2021	2020	2019
Commodity contracts
FTRs(1)	Electric operations	$12,797	$9,213	$13,047
FTRs(1)	Purchased power	(10,360)	(6,803)	(6,066)
Total		$2,437	$2,410	$6,981
(1) For the years ended December 31, 2021, 2020, and 2019, unrealized gains (losses) associated with FTRs of $2.8 million, $0.5 million, and $(0.9) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

The following tables present the volume of commodity-related derivative contracts outstanding at December 31, 2021, and December 31, 2020, for Cleco and Cleco Power:

Cleco
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT DEC. 31, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs	MWh	14,055	15,269
Natural gas derivatives	MMBtus	109,306	73,000

Cleco Power
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT DEC. 31, 2021	AT DEC. 31, 2020
Commodity-related contracts
FTRs	MWh	8,899	9,521

Note 9 — Debt
Cleco Power’s total long-term indebtedness as of December 31, 2021, and 2020 was as follows:

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2021	2020
Bonds
Senior notes, 2.94%, due 2022	$25,000	$25,000
Senior notes, 3.08%, due 2023	100,000	100,000
Senior notes, 3.17%, due 2024	50,000	50,000
Senior notes, 3.68%, due 2025	75,000	75,000
Senior notes, 3.47%, due 2026	130,000	130,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	200,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Senior notes, floating rate, due 2023	325,000	—
Series A GO Zone bonds, 2.50%, due 2038, mandatory tender in 2025	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Total bonds	1,700,000	1,375,000
Bank term loan, variable rate, due 2024	125,000	125,000
Finance leases
Barge lease obligations	14,562	15,244
Gross amount of long-term debt and finance leases	1,839,562	1,515,244
Long-term debt due within one year	(25,000)	—
Finance leases classified as long-term debt due within one year	(755)	(682)
Unamortized debt discount	(4,746)	(5,053)
Unamortized debt issuance costs	(8,207)	(7,252)
Total long-term debt and finance leases, net	$1,800,854	$1,502,257

CLECO
CLECO POWER	2021 FORM 10-K
Cleco’s total long-term indebtedness as of December 31, 2021, and 2020 was as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2021	2020
Total Cleco Power long-term debt and finance leases, net	$1,800,854	$1,502,257
Cleco Holdings’ long-term debt, net
Senior notes, 3.250%, due 2023	165,000	165,000
Senior notes, 3.743%, due 2026	535,000	535,000
Senior notes, 3.375%, due 2029	300,000	300,000
Senior notes, 4.973%, due 2046	350,000	350,000
Bank term loan, variable rate, due 2024	200,000	266,000
Long-term debt due within one year	(67,700)	(66,000)
Unamortized debt issuance costs(1)	(5,271)	(6,423)
Fair value adjustment	112,150	119,553
Total Cleco long-term debt and finance leases, net	$3,390,033	$3,165,387
(1) For December 31, 2021, and 2020, this amount includes unamortized debt issuance costs for Cleco Holdings of $10.2 million and $11.7 million, respectively, partially offset by deferred debt issuance costs eliminated as a result of the 2016 Merger of $4.9 million and $5.3 million, respectively. For more information, see Note 6 — “Regulatory Assets and Liabilities — Cleco Holdings’ 2016 Merger Adjustments.”

The principal amounts payable under long-term debt agreements for each year through 2026 and thereafter are as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2022	$25,000	$25,000
2023	$425,000	$590,000
2024	$175,000	$375,000
2025(1)	$75,000	$75,000
2026	$130,000	$665,000
Thereafter	$995,000	$1,645,000
(1) Does not include Series A GO Zone bonds that have a maturity date of December 2038 but a mandatory tender in May 2025.

The principal amounts payable under the finance lease agreement for each year through 2026 and thereafter are as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2022	$755	$755
2023	$836	$836
2024	$925	$925
2025	$1,023	$1,023
2026	$1,133	$1,133
Thereafter	$9,890	$9,890

For more information on the finance agreement, see Note 4 — “Leases — Finance Lease.”
Cleco Power Debt
At December 31, 2021, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. Cleco Power had $75.0 million of short-term debt outstanding at December 31, 2020 under its revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.” There were no amounts outstanding under the uncommitted line of credit at December 31, 2021.
At December 31, 2021, Cleco Power’s long-term debt and finance leases outstanding was $1.83 billion, of which $25.8 million was due within one year. The amount due within one year primarily represents $25.0 million of senior notes due in December 2022.
On May 21, 2021, Cleco Power entered into a $125.0 million term loan agreement. This agreement replaced Cleco Power’s existing term loan agreement. This agreement matures on May 21, 2024, and has an interest rate of LIBOR plus 1.25% or ABR plus 0.25%.
On September 10, 2021, Cleco Power completed the issuance and private sale of $325.0 million aggregate principal amount of its floating rate senior notes due in 2023. The senior notes include an optional redemption, in whole or in part, at any time on or after March 15, 2022, at 100% of the principal amount of the senior notes. The senior notes bear interest at a rate of three-month LIBOR plus 50 basis points per annum and reset quarterly. The net proceeds from the issuance were used for general limited liability company purposes, including the repayment of borrowings under Cleco Power’s revolving credit agreement. The senior notes are governed by an indenture entered into between Cleco Power and a trustee. The indenture contains certain customary covenants that restrict Cleco Power’s ability to merge, consolidate or transfer or lease all or substantially all of its assets or create or incur certain liens securing indebtedness.
All of Cleco Power’s debt outstanding at December 31, 2021, and 2020, is unsecured and unsubordinated.

Cleco Debt
At December 31, 2021, Cleco had no short-term debt outstanding under its $475.0 million revolving credit facilities. Cleco had $75.0 million of short-term debt outstanding at December 31, 2020 under its revolving credit facility. For more information on Cleco’s revolving credit facilities, see “— Credit Facilities.”
At December 31, 2021, Cleco’s long-term debt and finance leases outstanding was $3.48 billion, of which $93.5 million was due within one year. The long-term debt due within one year at December 31, 2021, primarily represents $67.7 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC, as well as $25.0 million of Cleco Power’s senior notes due in December 2022.
On May 21, 2021, Cleco Holdings entered into a $266.0 million term loan agreement. This agreement replaced Cleco Holdings’ existing term loan agreement. This agreement matures on May 21, 2024 and has an interest rate of LIBOR plus 1.625% or ABR plus 0.625%.
All of Cleco’s debt outstanding at December 31, 2021, and 2020, is unsecured and unsubordinated.
Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2021, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

CLECO
CLECO POWER	2021 FORM 10-K

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

Credit Facilities
At December 31, 2021, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with no outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. These revolving credit agreements were entered into on May 21, 2021, and replaced the respective existing agreements. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65.0% of total capitalization. At December 31, 2021, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At December 31, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65.0% of total capitalization. At December 31, 2021, Cleco Power was in compliance with the covenants of its credit facility. At December 31, 2021, the borrowing costs under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Note 10 — Pension Plan and Employee Benefits
Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2021. In December 2020, Cleco made a $15.8 million required contribution to the pension plan. In September 2019, Cleco made a $12.3 million discretionary contribution to the pension plan. Cleco does not expect to make any discretionary contributions in 2022. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. Based on the funding assumptions at December 31, 2021, and the funding relief provided by the American Rescue Plan Act, which was signed by the President on March 11, 2021, management estimates that $5.4 million of pension contributions will be required through 2026. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is the plan sponsor and Support Group is the plan administrator.
The pension plan was amended on February 4, 2019, to include certain former NRG Energy employees who are now Cleco Cajun employees. The Cleco Cajun employees are eligible to participate as a cash balance participant and are credited with all service that was credited to them under the NRG Pension Plan as of February 4, 2019. Benefits under the plan amendment reflect the employee’s years of service, age at retirement, and accrued benefit at retirement. The interest crediting rate on the cash balance plan was 3.06% and 3.15% at December 31, 2021, and 2020, respectively.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.

CLECO
CLECO POWER	2021 FORM 10-K
The employee pension plan and Other Benefits plan obligation, plan assets, and funded status at December 31, 2021, and 2020 are presented in the following table:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of period	$686,384	$610,323	$56,331	$52,722
Service cost	10,516	9,820	2,425	2,153
Interest cost	18,668	20,816	1,283	1,651
Plan participants’ contributions	—	—	—	1,289
Actuarial (gain) loss	(9,823)	71,708	(81)	4,221
Expenses paid	(3,306)	(2,661)	—	—
Benefits paid	(25,292)	(23,622)	(4,701)	(5,705)
Special/contractual termination benefits	3,270	—	—	—
Benefit obligation at end of period	680,417	686,384	55,257	56,331
Change in plan assets
Fair value of plan assets at beginning of period	516,120	460,097	—	—
Actual return on plan assets	39,905	66,557	—	—
Employer contributions	—	15,750	—	—
Expenses paid	(3,306)	(2,662)	—	—
Benefits paid	(25,292)	(23,622)	—	—
Fair value of plan assets at end of period	527,427	516,120	—	—
Unfunded status	$(152,990)	$(170,264)	$(55,257)	$(56,331)

The employee pension plan accumulated benefit obligation at December 31, 2021, and 2020 is presented in the following table:

	PENSION BENEFITS
	AT DEC. 31,
(THOUSANDS)	2021	2020
Accumulated benefit obligation	$640,490	$636,199

The pension net actuarial gain was $26.9 million for the year ended December 31, 2021, primarily due to an increase in the discount rate and higher than expected return on assets, partially offset by an update to the census data. The pension net actuarial loss was $30.1 million for the year ended December 31, 2020, primarily due to a decline in the discount rate, partially offset by greater than expected returns on the fair value of plan assets.
The Other Benefits net actuarial gain was less than $0.1 million for the year ended December 31, 2021. The Other Benefits net actuarial loss was $4.2 million for the year ended December 31, 2020, primarily due to a decline in the discount rate.
The following table presents the net actuarial gains/losses and prior service costs/credits included in other comprehensive income for Other Benefits and in regulatory assets for pension related to current year gains and losses as a result of being included in net periodic benefit costs for the employee pension plan and Other Benefits plan for December 31, 2021, and 2020:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2021	2020
Net actuarial (gain) loss occurring during period	$(26,925)	$30,126	$(81)	$4,221
Net actuarial loss amortized during period	$20,739	$16,292	$1,523	$1,389
Prior service credit amortized during period	$—	$(60)	$—	$—

The following table presents net actuarial gains/losses in accumulated other comprehensive income for Other Benefits and in regulatory assets for pension that have not been recognized as components of net periodic benefit costs for the employee pension plan and Other Benefits plans at December 31, 2021, and 2020:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
(THOUSANDS)	2021	2020	2021	2020
Net actuarial loss	$117,773	$165,437	$22,785	$21,342

CLECO
CLECO POWER	2021 FORM 10-K
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Consolidated Statements of Income. The components of net periodic pension and Other Benefits costs for 2021, 2020, and 2019 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019	2021	2020	2019
Components of periodic benefit costs
Service cost	$10,516	$9,820	$8,414	$2,425	$2,153	$1,191
Interest cost	18,668	20,816	22,485	1,283	1,651	1,646
Expected return on plan assets	(22,801)	(24,974)	(26,502)	—	—	—
Amortizations
Prior service credit	—	(60)	(71)	—	—	—
Net loss	20,738	16,292	7,849	1,523	1,389	21
Net periodic benefit cost	$27,121	$21,894	$12,175	$5,231	$5,193	$2,858
Special/contractual termination benefits	$3,270	$—	$—	$—	$—	$—
Total benefit cost	$30,391	$21,894	$12,175	$5,231	$5,193	$2,858

Effective September 30, 2021, the pension plan was amended to offer an enhanced pension benefit to certain employees participating in the plan that elected to retire during a certain retirement window. Those certain employees who elected by September 30, 2021, to receive the enhanced pension benefits will receive a 10% increase in calculated pension benefits. This resulted in a special termination benefit cost for Cleco Power and Support Group of $2.4 million and $0.9 million, respectively, included as an expense of the pension plan.
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2021, 2020, and 2019 was $4.5 million, $3.5 million, and $2.2 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019 was $4.7 million, $4.8 million, and $3.1 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at December 31, 2021, and 2020 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2021	2020
Current	$5,181	$4,463
Non-current	$50,093	$51,868

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2021	2020
Current	$4,432	$3,865
Non-current	$39,315	$40,734

The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
	2021	2020	2021	2020
Weighted-average assumptions used to determine the benefit obligation
Discount rate	2.98%	2.74%	2.82%	2.39%
Rate of compensation increase	2.73%	2.75%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine the net benefit cost
Discount rate	2.74%	3.43%	4.35%	2.39%	3.25%	4.16%
Expected return on plan assets	5.00%	5.91%	6.55%	N/A	N/A	N/A
Rate of compensation increase	2.71%	2.75%	2.81%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the Retirement Committee. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns

CLECO
CLECO POWER	2021 FORM 10-K
was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2022 periodic expense, Cleco increased the expected long-term return on plan assets to 5.25%. Cleco expects pension expense to decrease in 2022 by approximately $14.3 million due to an increase in the discount rate and an increase in expected return on plan assets.
Employee pension plan assets are invested in accordance with the Pension Plan’s Investment Policy Statement. At December 31, 2021, allowable investments included U.S. Equity Portfolios, International Equity - Developed Markets Portfolios, Emerging Markets Equity Portfolios, Multi-Asset Credits, Treasury Separate Trading of Registered Interest and Principal of Securities (STRIPS), Fixed Income Portfolios - Long Credit and Intermediate Government Credit, and Real Estate Portfolios.
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

There have been no changes in the methodologies for determining fair value at December 31, 2021, and 2020. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

(THOUSANDS)		AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$7,433	$—	$7,433	$—
Government securities		75,815	—	75,815	—
Mutual funds
Domestic		106,694	106,694	—	—
International		56,169	56,169	—	—
Real estate funds		39,091	—	—	39,091
Corporate debt		166,435	—	166,435	—
Total		$451,637	$162,863	$249,683	$39,091

	Investments measured at net asset value*	73,771
	Interest accrual	2,019
	Total net assets	$527,427
	*Investments measured at net asset value consist of Common/collective trust.

(THOUSANDS)		AT DEC. 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$19,567	$—	$19,567	$—
Government securities		26,863	—	26,863	—
Mutual funds
Domestic		107,055	107,055	—	—
International		60,104	60,104	—	—
Real estate funds		35,962	—	—	35,962
Corporate debt		192,261	—	192,261	—
Total		$441,812	$167,159	$238,691	$35,962

	Investments measured at net asset value*	72,044
	Interest accrual	2,264
	Total net assets	$516,120
	*Investments measured at net asset value consist of Common/collective trust.

CLECO
CLECO POWER	2021 FORM 10-K
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

The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021, and 2020:

(THOUSANDS)
Balance, Dec. 31, 2019	$18,017
Realized gains	251
Unrealized losses	(1,603)
Purchases	20,893
Sales	(1,596)
Balance, Dec. 31, 2020	$35,962
Realized gains	503
Unrealized gains	3,524
Purchases	1,865
Sales	(2,763)
Balance, Dec. 31, 2021	$39,091

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2021, the return on plan assets was 7.14% compared to an expected long-term return of 5.00%. The 2020 return on pension plan assets was 15.89% compared to an expected long-term return of 5.91%. As of December 31, 2021, none of the pension plan participants’ future annual benefits are covered by insurance contracts.

Pension Plan Investment Objectives
Cleco’s Retirement Committee has established investment performance objectives of the pension plan assets. Over a rolling three- to five-year annualized period, the objectives are for the pension plan’s annualized total return to:

•Exceed the (FAS) actuarial assumed rate of return on plan assets, and
•Exceed the annualized total return of the following customized index (based on the target allocation in the glide path) consisting of a mixture of S&P 500 Index, Russell 2500 Index, Morgan Stanley Capital International All Country World ex U.S. Index, Morgan Stanley Capital International Emerging Markets Index, Custom Index related to Multi-Asset Credit asset class, Bloomberg Barclays Capital Long Credit Index, Bloomberg Barclays 15+ Year Treasury STRIPS, Bloomberg Barclays Intermediate/Government Credit Index, and National Council of Real Estate Investment Fiduciaries Index.

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
•Equity holdings should represent 90% of the portfolio at all times.
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
•Illiquid securities which are not readily marketable may represent no more than 10% of portfolio assets.
•Currency hedging decisions are at the discretion of the investment manager.

CLECO
CLECO POWER	2021 FORM 10-K
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
•The portfolio can invest in surplus notes, trust preferred, E-Caps, and Hybrids. These types of securities do have risk of coupon deferral.
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
•Leverage should be no more than 70% of the gross market value of the fund.
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
The following chart shows the dynamic asset allocation based on the funded ratio at December 31, 2021:

	PERCENT OF TOTAL PLAN ASSETS
		AT DEC. 31, 2021
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		19%
International equity		20%
Multi-asset credit		6%
Real estate		5%
Total return-seeking	45%	50%	55%
Liability hedging*	45%	50%	55%
*Liability hedging has no target subcategories.

The assumed health care cost trend rates used to measure the expected cost of Other Benefits is 5.0% for 2022 and remains at 5.0% thereafter. The rate used for 2021 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans.
The projected benefit payments for the employee pension plan and Other Benefits plan for each year through 2026 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
For the year ending Dec. 31,
2022	$29,239	$5,253
2023	$29,833	$5,079
2024	$30,566	$4,902
2025	$31,578	$4,759
2026	$32,339	$4,682
Next five years	$170,382	$21,553

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

CLECO
CLECO POWER	2021 FORM 10-K
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
SERP’s funded status at December 31, 2021, and 2020 is presented in the following table:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Change in benefit obligation
Benefit obligation at beginning of period	$97,225	$89,128
Service cost	232	399
Interest cost	2,538	2,932
Actuarial (gain) loss	(1,932)	9,621
Benefits paid	(4,884)	(4,590)
Plan amendments	—	(265)
Benefit obligation at end of period	$93,179	$97,225

SERP’s accumulated benefit obligation at December 31, 2021, and 2020 is presented in the following table:

	SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2021	2020
Accumulated benefit obligation	$93,179	$97,225
The following table presents net actuarial gains/losses and prior service costs/credits included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP for December 31, 2021, and 2020:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Net actuarial (gain) loss occurring during year	$(1,932)	$9,621
Net actuarial loss amortized during year	$1,228	$3,185
Prior service credit amortized during year	$(215)	$(215)

The following table presents net actuarial losses and prior service credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs for SERP at December 31, 2021, and 2020:

	SERP BENEFITS
	AT DEC. 31
(THOUSANDS)	2021	2020
Net actuarial loss	$31,526	$34,825
Prior service credit	$(1,514)	$(1,728)

The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Consolidated Statements of Income. The components of the net SERP costs for 2021, 2020, and 2019 are as follows:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Components of periodic benefit costs
Service cost	$232	$399	$330
Interest cost	2,538	2,932	3,326
Amortizations
Prior service credit	(215)	(215)	(160)
Net loss	1,228	3,186	1,544
Net periodic benefit cost	$3,783	$6,302	$5,040

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP BENEFITS
	AT DEC. 31,
	2021	2020
Weighted-average assumptions used to determine the benefit obligation
Discount rate	2.95%	2.64%
Rate of compensation increase	N/A	N/A

CLECO
CLECO POWER	2021 FORM 10-K

			SERP BENEFITS
	2021	2020	2019
Weighted-average assumptions used to determine the net benefit cost
Discount rate	2.64%	3.37%	4.34%
Rate of compensation increase	N/A	N/A	5.00%

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019 was $0.6 million, $1.0 million, and $0.8 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2021, and 2020 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2021	2020
Current	$4,654	$4,703
Non-current	$88,523	$92,522

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2021	2020
Current	$679	$711
Non-current	$12,909	$19,828

The projected benefit payments for SERP for each year through 2026 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2022	2023	2024	2025	2026	NEXT FIVE YEARS
SERP	$4,722	$4,840	$4,908	$5,054	$5,175	$25,391

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) was amended upon the close of the Cleco Cajun Transaction to include Cleco Cajun employees. Effective October 1, 2020, Cleco’s 401(k) Plan was restated to implement the Setting Every Community Up for Retirement Act of 2019, and the CARES Act to permit COVID-19 distributions along with other provisions. Cleco’s 401(k) Plan expense for the years ended December 31, 2021, 2020, and 2019 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
401(k) Plan expense	$9,366	$9,685	$7,861

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2021, 2020, and 2019 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
401(k) Plan expense	$4,350	$4,424	$3,408

Effective September 30, 2021, the 401(k) plan was amended to offer an enhanced 401(k) benefit to certain employees participating in the plan that elected to retire during a certain retirement window. Those certain employees who elected by September 30, 2021, to receive the enhanced 401(k) benefits will receive a one-time contribution up to 30% of the employee’s 2021 base salary in accordance with IRS contribution limits. This resulted in a one-time benefit cost of $0.2 million included as an expense of the 401(k) plan.

Note 11 — Income Taxes
Cleco
For the year ended December 31, 2021, income tax expense was lower than the amount computed by applying the statutory federal rate. For the years ended December 31, 2020, and 2019, income tax expense was higher than the amount computed by applying the statutory federal rate. The differences are as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2021	2020	2019
Income before tax	$208,077	$158,018	$195,830
Statutory rate	21.0%	21.0%	21.0%
Tax expense at federal statutory rate	$43,696	$33,184	$41,124
Increase (decrease)
Plant differences, including AFUDC flowthrough	(356)	5,100	(4,687)
State income taxes, net of federal benefit	9,619	7,190	9,565
Return to accrual adjustment	(3,862)	7,218	(3,963)
Amortization of excess ADIT	(37,254)	(16,667)	—
Other, net	1,268	(307)	1,126
Total tax expense	$13,111	$35,718	$43,165
Effective rate	6.3%	22.6%	22.0%

CLECO
CLECO POWER	2021 FORM 10-K
Information about current and deferred income tax expense is as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Current federal income tax (benefit) expense	$(2)	$(2,634)	$1,600
Deferred federal income tax (benefit) expense	(9,581)	21,865	37,963
Amortization of accumulated deferred investment tax credits	(142)	(159)	(191)
Total federal income tax (benefit) expense	$(9,725)	$19,072	$39,372
Current state income tax (benefit) expense	(699)	2,636	1,675
Deferred state income tax expense	23,535	14,010	2,118
Total state income tax expense	$22,836	$16,646	$3,793
Total federal and state income tax expense	$13,111	$35,718	$43,165
Items charged or credited directly to member’s equity
Federal deferred	514	(2,202)	(5,130)
State deferred	(120)	(720)	(1,678)
Total tax expense (benefit) from items charged directly to member’s equity	$394	$(2,922)	$(6,808)
Total federal and state income tax expense	$13,505	$32,796	$36,357

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2021, and 2020 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2021	2020
Depreciation and property basis differences	$(885,747)	$(865,807)
Net operating loss carryforward	195,488	109,819
NMTC	92,364	92,364
Fuel costs	(38,070)	(8,906)
Other comprehensive income	12,750	13,016
Regulated operations regulatory liability, net	(93,990)	47,060
Postretirement benefits	34,683	25,775
Merger fair value adjustments	(49,806)	(51,073)
Other	(23,436)	(23,624)
Accumulated deferred federal and state income taxes, net	$(755,764)	$(661,376)

Cleco Power
For the year ended December 31, 2021, income tax expense was lower than the amount computed by applying the statutory rate. For the years ended December 31, 2020, and 2019, income tax expense was higher than the amount computed by applying the statutory rate. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2021	2020	2019
Income before tax	$124,735	$123,454	$193,714
Statutory rate	21.0%	21.0%	21.0%
Tax expense at federal statutory rate	$26,194	$25,925	$40,680
Increase (decrease)
Plant differences, including AFUDC flowthrough	(356)	5,100	(4,687)
State income taxes, net of federal benefit	6,343	6,303	11,683
Return to accrual adjustment	(3,831)	7,082	(2,008)
Amortization of excess ADIT	(37,254)	(16,667)	—
Other, net	(449)	(944)	(216)
Total taxes	$(9,353)	$26,799	$45,452
Effective rate	(7.5)%	21.7%	23.5%
Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Current federal income tax expense	$—	$15,724	$14,781
Deferred federal income tax (benefit) expense	(23,071)	(5,033)	22,443
Amortization of accumulated deferred investment tax credits	(142)	(159)	(191)
Total federal income tax (benefit) expense	$(23,213)	$10,532	$37,033
Current state income tax expense	—	5,069	9,063
Deferred state income tax expense (benefit)	13,860	11,198	(644)
Total state income tax expense	$13,860	$16,267	$8,419
Total federal and state income tax (benefit) expense	$(9,353)	$26,799	$45,452
Items charged or credited directly to members’ equity
Federal deferred	1,714	(576)	(2,500)
State deferred	338	(189)	(818)
Total tax expense (benefit) from items charged directly to member’s equity	$2,052	$(765)	$(3,318)
Total federal and state income tax (benefit) expense	$(7,301)	$26,034	$42,134

CLECO
CLECO POWER	2021 FORM 10-K
The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2021, and 2020 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2021	2020
Depreciation and property basis differences	$(744,594)	$(725,034)
Net operating loss carryforward	125,392	35,442
Fuel costs	(14,552)	(7,072)
Other comprehensive income	6,222	8,274
Regulated operations regulatory liability, net	(93,990)	47,060
Postretirement benefits	20,649	11,951
Other	(6,606)	(5,219)
Accumulated deferred federal and state income taxes, net	$(707,479)	$(634,598)

Tax Rate Changes
On November 13, 2021, the Louisiana state corporate income tax rate decreased from 8% to 7.5%, effective for the income tax periods beginning on or after January 1, 2022. In accordance with accounting guidance, the impact of the rate change was recorded on Cleco and Cleco Power’s consolidated financial statements at December 31, 2021. The impact was a $20.0 million increase to Accumulated deferred federal and state income taxes, net and a $20.0 million decrease to Regulatory liabilities - deferred taxes, net. There was no impact to income tax expense.

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At December 31, 2021, and 2020, Cleco had a deferred tax asset resulting from a NMTC carryforward of $92.4 million. If the NMTC carryforward is not utilized, it will begin to expire in 2030. Management considers it more likely than not that the deferred tax asset related to the NMTC carryforward will be realized; therefore, no valuation allowance has been recorded for Cleco and Cleco Power.

Net Operating Losses
For the 2020 tax year, Cleco created a federal net operating loss of approximately $550.0 million and a state net operating loss of approximately $186.1 million. For the 2021 tax year, Cleco expects to create an additional federal net operating loss of $218.4 million and a state net operating loss of $252.9 million.
For the 2020 tax year, Cleco Power created a federal net operating loss of approximately $187.8 million and a state operating loss of $186.1 million. For the 2021 tax year, Cleco Power expects to create an additional federal net operating loss and state net operating loss of $249.6 million and $252.9 million, respectively.
Both the federal and state net operating losses may be carried forward indefinitely. Cleco and Cleco Power consider it more likely than not that these income tax losses will be utilized to reduce future income tax payments, and the entire net operating loss carryforward will be utilized within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2021, and 2020, Cleco and Cleco Power had no
interest payable related to uncertain tax positions. For the years ended December 31, 2021, 2020, and 2019, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At December 31, 2021, and 2020, Cleco and Cleco Power had no liability for unrecognized tax positions.

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
The state income tax years 2018, 2019, and 2020 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2021, 2020, and 2019, no penalties were recognized.

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
At December 31, 2021, and 2020, Cleco and Cleco Power had $302.0 million and $352.4 million, respectively, accrued for the excess ADIT. For more information on the regulatory treatment of the TCJA regulatory liability, see Note 6 — “Regulatory Assets and Liabilities — Deferred Taxes, Net” and Note 13 — “Regulation and Rates — TCJA.”

CARES Act
In March 2020, the CARES Act was signed into law. The CARES Act includes tax relief provisions such as an alternative minimum tax credit refund, a five-year net operating loss carryback from years 2018 through 2020, and deferred payments of employer payroll taxes.
Cleco deferred $6.0 million in employer payroll tax payments for the period March 27, 2020, through December 31, 2020. Cleco paid $3.0 million of the obligation in the fourth quarter of 2021, and will pay the remaining $3.0 million by December 31, 2022.
Cleco Power deferred $3.6 million in employer payroll tax payments for the period March 27, 2020, through December 31, 2020. Cleco Power paid $1.8 million of the obligation in the fourth quarter of 2021, and will pay the remaining $1.8 million by December 31, 2022.
The CARES Act also included modifications on the limitations of business interest for the 2020 and 2019 tax years. The modifications increased the allowable business interest deduction from 30% to 50% of adjusted taxable income. Cleco did not have any disallowed interest for the 2020 and 2019 tax years.

CLECO
CLECO POWER	2021 FORM 10-K
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

SEGMENT INFORMATION
	FOR THE YEAR ENDED DEC. 31, 2021
(THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$1,202,249	$398,226		$1,600,475
Other operations	74,625	128,749		203,374
Affiliate revenue	5,641	—		5,641
Electric customer credits	(40,878)	244		(40,634)
Operating revenue, net	$1,241,637	$527,219		$1,768,856
Net income	$134,088	$115,632		$249,720
Add: Depreciation and amortization	173,498	56,438	(1)	229,936
Less: Interest income	3,294	15		3,309
Add: Interest charges	73,090	803		73,893
Add: Federal and state income tax (benefit) expense	(9,353)	42,283		32,930
EBITDA	$368,029	$215,141		$583,170
Additions to property, plant, and equipment	$300,957	$9,081		$310,038
Equity investment in investee	$2,072	$—		$2,072
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$6,620,298	$1,104,090		$7,724,388
(1) Includes $13.5 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO
CLECO POWER	2021 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2021
(THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,600,475	$(9,680)		$1	$1,590,796
Other operations	203,374	8		(7,615)	195,767
Affiliate revenue	5,641	113,623		(119,264)	—
Electric customer credits	(40,634)	—		—	(40,634)
Operating revenue, net	$1,768,856	$103,951		$(126,878)	$1,745,929
Depreciation and amortization	$229,936	$21,495	(1)	$—	$251,431
Interest income	$3,309	$125		$(122)	$3,312
Interest charges	$73,893	$60,564		$(121)	$134,336
Federal and state income tax expense (benefit)	$32,930	$(19,819)		$—	$13,111
Net income (loss)	$249,720	$(54,754)		$—	$194,966
Additions to property, plant, and equipment	$310,038	$1,103		$—	$311,141
Equity investment in investee	$2,072	$(46,901)		$46,901	$2,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$7,724,388	$619,101		$(218,471)	$8,125,018
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE YEAR ENDED DEC. 31, 2020
(THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$1,015,018	$365,555		$1,380,573
Other operations	65,237	121,747		186,984
Affiliate revenue	5,156	204		5,360
Electric customer credits	(53,119)	(153)		(53,272)
Operating revenue, net	$1,032,292	$487,353		$1,519,645
Net income	$96,655	$89,492		$186,147
Add: Depreciation and amortization	166,987	47,183	(1)	214,170
Less: Interest income	3,362	273		3,635
Add: Interest charges	73,985	(750)		73,235
Add: Federal and state income tax expense	26,799	29,080		55,879
EBITDA	$361,064	$164,732		$525,796
Additions to property, plant, and equipment	$377,044	$8,920		$385,964
Equity investment in investee	$9,072	$—		$9,072
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$6,256,944	$1,029,812		$7,286,756
(1) Includes $12.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE YEAR ENDED DEC. 31, 2020
(THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL SEGMENTS
Revenue
Electric operations	$1,380,573	$(9,680)		$—	$1,370,893
Other operations	186,984	3		(6,463)	180,524
Affiliate revenue	5,360	129,126		(134,486)	—
Electric customer credits	(53,272)	—		1	(53,271)
Operating revenue, net	$1,519,645	$119,449		$(140,948)	$1,498,146
Depreciation and amortization	$214,170	$18,059	(1)	$—	$232,229
Interest income	$3,635	$412		$(99)	$3,948
Interest charges	$73,235	$64,728		$(99)	$137,864
Federal and state income tax expense (benefit)	$55,879	$(20,160)		$(1)	$35,718
Net income (loss)	$186,147	$(63,848)		$1	$122,300
Additions to property, plant, and equipment	$385,964	$3,051		$—	$389,015
Equity investment in investee	$9,072	$—		$—	$9,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$7,286,756	$595,217		$(156,404)	$7,725,569
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2021 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2019
(THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$1,130,928	$375,489		$1,506,417
Other operations	72,833	117,468		190,301
Affiliate revenue	3,125	108		3,233
Electric customer credits	(38,516)	(1,447)		(39,963)
Operating revenue, net	$1,168,370	$491,618		$1,659,988
Net income	$148,262	$69,411		$217,673
Add: Depreciation and amortization	172,471	38,465	(1)	210,936
Less: Interest income	4,744	987		5,731
Add: Interest charges	71,279	35		71,314
Add: Federal and state income tax expense	45,452	22,479		67,931
EBITDA	$432,720	$129,403		$562,123
Additions to property, plant, and equipment	$298,565	$9,174		$307,739
Equity investment in investee	$17,072	$—		$17,072
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$5,967,327	$1,011,591		$6,978,918
(1)Includes $11.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(8.4) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE YEAR ENDED DEC. 31, 2019
(THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,506,417	$(9,680)		$(1)	$1,496,736
Other operations	190,301	2		(7,471)	182,832
Affiliate revenue	3,233	109,067		(112,300)	—
Electric customer credits	(39,963)	—		—	(39,963)
Operating revenue, net	$1,659,988	$99,389		$(119,772)	$1,639,605
Depreciation and amortization	$210,936	$17,985	(1)	$—	$228,921
Interest income	$5,731	$974		$(615)	$6,090
Interest charges	$71,314	$70,611		$(616)	$141,309
Federal and state income tax expense (benefit)	$67,931	$(24,766)		$—	$43,165
Net income (loss)	$217,673	$(65,009)		$1	$152,665
Additions to property, plant, and equipment	$307,739	$655		$—	$308,394
Equity investment in investee	$17,072	$—		$—	$17,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,978,918	$546,096		$(48,716)	$7,476,298
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

(THOUSANDS)	2021	2020	2019
Net income	$194,966	$122,300	$152,665
Add: Depreciation and amortization	251,431	232,229	228,921
Less: Interest income	3,312	3,948	6,090
Add: Interest charges	134,336	137,864	141,309
Add: Federal and state income tax expense	13,111	35,718	43,165
(Less) add: Other corporate costs and noncash items (1)	(7,362)	1,633	2,153
Total segment EBITDA	$583,170	$525,796	$562,123
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and Mississippi and is viewed as one unit by management. Discrete financial reports are prepared only at the company level.

CLECO
CLECO POWER	2021 FORM 10-K

Note 13 — Regulation and Rates
Provision for rate refund on Cleco and Cleco Power’s Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT DEC. 31, 2021	AT DEC. 31, 2020
Cleco Katrina/Rita storm recovery charges	$1,611	$1,617
FERC audit	$—	$1,912
FRP	$1,229	$1,786
Site-specific industrial customer	$833	$710
TCJA	$2,057	$2,057
Transmission ROE	$—	$595

Cleco Katrina/Rita Storm Recovery Charges
Prior to the repayment of the Cleco Katrina/Rita storm recovery bonds in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers to pay administrative fees, interest, and principal on the Cleco Katrina/Rita storm recovery bonds. In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power. As a result, at December 31, 2021, Cleco Power had $1.6 million accrued for amounts to be used to benefit retail customers in a manner and timing as approved by the LPSC. For more information on Cleco Katrina/Rita’s storm recovery, see Note 2 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

FERC Audit
By June 30, 2021, $4.4 million was returned to Cleco Power’s wholesale transmission customers as a combination of refund payments related to the FERC audit findings and a reduction in Attachment O of the MISO tariff and grandfathered agreement rates. For more information about the FERC audit, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — FERC Audit.”

FRP
Prior to July 1, 2021, Cleco Power’s annual retail earnings were subject to an FRP established by the LPSC in June 2014. The 2014 FRP allowed Cleco Power to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75% were required to be refunded to customers. On June 16, 2021, the LPSC approved Cleco Power’s new FRP. Effective July 1, 2021, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5% and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Cleco Power’s next base rate case is required to be filed with the LPSC on or before March 31, 2023.
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
Cleco Power continued to accrue the annual cost of service savings resulting from the 2016 Merger Commitments through June 30, 2021. Beginning July 1, 2021, the annual cost of service savings are included in Cleco Power’s new retail rate plan. In September 2021, Cleco Power refunded $1.2 million for the period of July 1, 2019, through June 30, 2020. At December 31, 2021, Cleco Power had $1.2 million accrued for the period July 1, 2020, through June 30, 2021, which is expected to be refunded to customers in September 2022.

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
As a result of the delay in the rate case, on July 15, 2020, the LPSC approved Cleco Power’s application to extend the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through November 2020. On November 13, 2020, Cleco Power again received approval of its application to extend the TCJA bill credits from December 1, 2020, until such time that the rate case was completed. The $7.0 million monthly refund consisted of approximately $4.4 million, which was to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At December 31, 2021, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA.
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers will continue receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At December 31, 2021, Cleco Power had $302.0 million accrued for the excess ADIT, of which $44.1 million is reflected in current regulatory liabilities.

Transmission ROE
Two complaints were filed with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco Power, may collect under the MISO tariff. The complaints covered the period

CLECO
CLECO POWER	2021 FORM 10-K
December 2013 through May 2016. By September 30, 2021, the overcollection due to the change in ROE was fully refunded. For more information on the ROE complaints, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Transmission ROE.”

2016 Merger Commitments
The LPSC’s written order in April 2016, approving the 2016 Merger was conditioned upon certain commitments, including $2.5 million of contributions for economic development for Louisiana state and local organizations to be disbursed over five years, an additional $7.0 million one-time contribution in 2016 for economic development in Cleco Power’s service territory to be administered by Louisiana Economic Development, and $6.0 million of charitable contributions to be disbursed over five years. At December 31, 2021, Cleco Power had satisfied the previously discussed 2016 Merger Commitments.

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
On September 7, 2021, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. In December 2021, Cleco Power filed a notice with the LPSC and MISO to suspend the retirement of Teche Unit 3. At December 31, 2021, Cleco Power had $4.3 million accrued for the net capital refund for capital expenditures paid for by third parties while operating under the SSR agreement. The capital refund is expected to be paid in the first half of 2022.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2021, consisted of its equity investment of $2.1 million. During 2021, Cleco Power received $7.0 million from Oxbow as a return of investment.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2021	2020
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Dividend received	(17,200)	(10,200)
Total equity investment in investee	$2,072	$9,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2021	2020
Oxbow’s net assets/liabilities	$4,145	$18,145
Cleco Power’s 50% equity	$2,072	$9,072
Cleco Power’s maximum exposure to loss	$2,072	$9,072

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2021	2020
Current assets	$6,979	$16,805
Property, plant, and equipment, net	3,798	4,910
Other assets	—	3,360
Total assets	$10,777	$25,075
Current liabilities	$393	$369
Other liabilities	6,239	6,561
Partners’ capital	4,145	18,145
Total liabilities and partners’ capital	$10,777	$25,075

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Operating revenue	$5,155	$34,827	$8,886
Operating expenses	5,155	34,827	8,886
Income before taxes	$—	$—	$—

Prior to June 30, 2020, DHLC mined lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves were intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs. Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. In June 2020, management decided to retire the Dolet Hills Power Station. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. As of December 31, 2021, all of Cleco Power’s proportionate share of lignite-related costs have been billed by

CLECO
CLECO POWER	2021 FORM 10-K
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

CLECO
CLECO POWER	2021 FORM 10-K
an order consistent with a joint motion by the parties to dismiss all claims against the former independent directors leaving two former executives as the only remaining defendants. Cleco believes that the allegations of the petitions in each action are without merit and that it has substantial meritorious defenses to the claims set forth in each of the petitions.

Gulf Coast Spinning
In September 2015, a potential customer sued Cleco for failure to fully perform an alleged verbal agreement to lend or otherwise fund its startup costs to the extent of $6.5 million. Gulf Coast Spinning Company, LLC (Gulf Coast), the primary plaintiff, alleges that Cleco promised to assist it in raising approximately $60.0 million, which Gulf Coast needed to construct a cotton spinning facility near Bunkie, Louisiana (the Bunkie project). According to the petition filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana (the District Court), Cleco made such promises of funding assistance in order to cultivate a new industrial electric customer which would increase its revenues under a power supply agreement that it executed with Gulf Coast. Gulf Coast seeks unspecified damages arising from its inability to raise sufficient funds to complete the project, including lost profits.
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
Diversified Lands loaned $2.0 million to Gulf Coast for the Bunkie project. The loan was secured by a mortgage on the Bunkie project site. Diversified Lands foreclosed on the Bunkie property in February 2020 and has also asserted claims personally against the former owner of Gulf Coast. These claims are based on contracts and credit documents executed by Gulf Coast, the obligations and performance of which were personally guaranteed by the former owner of Gulf Coast. Diversified Lands is seeking recovery of the indebtedness still owed by Gulf Coast to Diversified Lands following the February 2020 foreclosure.
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
On September 14, 2020, Cabot Corporation was allowed to join the case pending in the Ninth Judicial District Court for Rapides Parish.
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
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish, No. 133910-A. Saulsbury Industries, Inc. asserted the same claim as the Western District Litigation and further asserts claims for payment on an open account. On December 9, 2019, Cleco moved to stay the case, arguing that the Rapides Parish suit should proceed. On February 14, 2020, the court granted Cleco’s motion, which stay order remains in place until lifted. The 16th Judicial District Court for the St. Mary Parish case held a hearing on October 16, 2020, and the judge granted Cleco’s declinatory exceptions of lis pendens. Thus, the St. Mary’s Parish case has been dismissed. Saulsbury filed a motion for a new trial. The hearing on this motion was held on February 5, 2021, and the 16th Judicial District Court judge denied Saulsbury’s motion for a new trial. Saulsbury has appealed this decision. The Rapides Parish case remains stayed during the pendency of Saulsbury’s appeal of the 16th Judicial District Court decision.

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

CLECO
CLECO POWER	2021 FORM 10-K
range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition or cash flows of the Registrants.
On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power is responding to related data requests. Management is unable to determine the outcome or timing of the audit. For more information on these winter storms, see Note 19 — “Storm Restoration — Winter Storms Uri and Viola.”

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
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of MATS. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. However, the EPA concluded that coal- and oil-fired electric generating units would not be removed from the list of regulated sources of hazardous air pollutants and would remain subject to MATS. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. On January 20, 2021, the Presidential Administration issued an executive order, which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The order specifically directed the EPA to consider issuing a proposed rule to suspend, revise, or rescind the rule. The EPA determined the most environmentally protective course is to implement the rules in the executive order. On February 9, 2022, the EPA published in the Federal Register a proposed rule to revoke the agency’s May 2020 finding with respect to whether it is appropriate and necessary to regulate coal and oil-fired generating units under MATS, but the EPA has not yet acted on a review of the risk and technology determination from the May 2020 rule. Management is unable to determine whether the outcome of the D.C. Circuit Court of Appeals’ review or the EPA’s review of the rule as a result of the executive order will result in changes to the MATS standards.

FERC Audit
Generally, Cleco Power records wholesale transmission revenue through approved formula rates, Attachment O of the MISO tariff, and certain grandfathered agreements. The calculation of the rate formulas, as well as FERC accounting and reporting requirements, are subject to periodic audits by FERC. In March 2018, the Division of Audits and Accounting, within the Office of Enforcement of FERC, initiated an audit of Cleco Power for the period of January 1, 2014, through June 30, 2019, A total of $4.4 million was returned to Cleco Power’s wholesale transmission customers as a combination of refund payments and a reduction in Attachment O of the MISO tariff and grandfathered agreement rates. On February 1, 2022, FERC notified Cleco of the completion of the audit and no exceptions were found to the implementation of the audit recommendations.

Transmission ROE
In November 2013 and February 2015, customers filed complaints with FERC seeking to reduce the ROE component of the transmission rates that MISO transmission owners, including Cleco, may collect under the MISO tariff. The complaints covered the period December 2013 through May 2016 and sought to reduce the 12.38% ROE used in MISO’s transmission rates to a proposed 6.68%. In June 2016, an administrative law judge issued an initial decision in the second rate case docket recommending a 9.70% base ROE. In September 2016, FERC issued a Final Order in response to the first complaint establishing a 10.32% ROE. However, on November 21, 2019, FERC voted to adopt a new methodology for evaluating base ROE for public utilities under the Federal Power Act. In addition, FERC set the MISO transmission owners’ region-wide base ROE at 9.88% for the refund period covered in the first complaint and going forward. The draft FERC order further found that complainants in the second complaint proceeding failed to show that the 9.88% base ROE was unjust and unreasonable and thus dismissed the second complaint. On May 21, 2020, FERC issued Opinion No. 569-A, which granted a rehearing in part of Opinion No. 569, which had revised FERC’s methodology for analyzing the base ROE component of public utility rates under section 206 of the Federal Power Act. Opinion No. 569-A further refines FERC’s ROE methodology and finds that the MISO Transmission Owners’ base ROE should be set at 10.02% instead of 9.88%. Cleco Power is unable to determine when a final FERC Order will be issued. As of September 30, 2021, the overcollection due to the change in the ROE was fully refunded.
In November 2014, the MISO transmission owners committee, of which Cleco is a member, filed a request with FERC for an incentive to increase the new ROE by 50 basis points for RTO participation as allowed by the MISO tariff. In

CLECO
CLECO POWER	2021 FORM 10-K
January 2015, FERC granted the request. The collection of the adder was included in MISO’s transmission rates for a total ROE of 10.38% and 10.52% beginning January 1, 2020, and June 1, 2020, respectively.

South Central Generating
In 2017, Louisiana Generating received insurance settlement proceeds for remediation costs, as defined in the policy of insurance, incurred to install selective non-catalytic reduction equipment on Big Cajun II, Unit 3. This installation served a dual purpose of being a prudent utility practice for compliance with environmental laws and aiding in the settlement of a lawsuit, which was brought by the EPA and the LDEQ against Louisiana Generating, related to Big Cajun II, Units 1 and 2. Entergy Gulf States, as co-owner of Big Cajun II, Unit 3, expected to be allocated a portion of the insurance settlement proceeds. Litigation between Entergy Gulf States and Louisiana Generating ensued to determine Entergy Gulf States’ allocated amount of insurance proceeds, among other claims pursuant to the Joint Ownership Participation and Operating Agreement between Louisiana Generating and Entergy Gulf States. In August 2021, Louisiana Generating and Entergy Gulf States entered an agreement to settle all claims asserted in this litigation. NRG Energy paid the settlement amount in January 2022. The Courts issued signed orders of dismissal in early 2022, recognizing the dismissal of the lawsuits with prejudice. NRG Energy indemnified Cleco for losses associated with this litigation matter.
As part of the Cleco Cajun transaction, Cleco Cajun had assumed a $10.0 million contingent liability associated with this matter. As a result, Cleco had recorded a $10.0 million indemnification asset, which was included in the purchase price allocation and included in Other current assets on Cleco’s Consolidated Balance Sheet. Upon payment by NRG in January 2022 for the settlement of the associated legal matter, the contingent liability as well as the indemnification asset were removed from Cleco’s Consolidated Balance Sheet.
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. As of December 31, 2021, management estimates potential losses to be $1.5 million with respect to one of these matters. Management is unable to estimate any potential losses Cleco Cajun may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2021, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $6.0 million and has accrued this amount.

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
Cleco Holdings provided indemnifications to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnifications to Cleco Holdings as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power and Cleco Holdings for their respective indemnifications is $40.0 million, except for indemnifications relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Management does not expect to be required to make any payments under these indemnifications.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts paid on behalf of the miner would be credited by the lignite miner against future invoices for lignite delivered. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for purchases of equipment. As of December 31, 2021, Cleco

CLECO
CLECO POWER	2021 FORM 10-K
Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining plan before the incurrence of such loan and lease obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities. Currently, management does not expect to be required to pay DHLC under this guarantee.
In April 2020, Cleco Power and SWEPCO mutually agreed not to develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of June 30, 2020, all lignite reserves intended to be extracted from the Oxbow mine had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for the deferral of certain accelerated mine costs in fuel and related ratemaking treatment. Cleco Power is currently responding to data requests related to the joint filing. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the closure of the mines. For more information on the regulatory asset related to the closure of the lignite mines, see Note 6 — “Regulatory Assets and Liabilities — Lignite Mine Closure Costs.”
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

Long-Term Purchase Obligations
Cleco Holdings had no unconditional long-term purchase obligations at December 31, 2021. Cleco Power and Cleco Cajun have several unconditional long-term purchase obligations primarily related to the purchase of fuel, energy delivery facilities, information technology outsourcing, natural gas storage, network monitoring, and software maintenance. The aggregate amount of payments required under such obligations at December 31, 2021, is as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2022	$38,075	$70,974
2023	18,872	47,940
2024	10,914	11,565
2025	9,090	9,689
2026	4,922	5,279
Thereafter	5,342	5,726
Total long-term purchase obligations	$87,215	$151,173

Cleco’s payments under these agreements for the years ended December 31, 2021, 2020, and 2019 were $59.9 million, $92.5 million, and $94.8 million, respectively. Cleco Power’s payments under these agreements for the years ended December 31, 2021, 2020, and 2019 were $43.3 million, $24.8 million, and $35.3 million, respectively.

Other Commitments
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The CCR Rule established extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in December 2019, the EPA published a proposed rule that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. The rule was finalized and published in the Federal Register on August 28, 2020. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final CCR Rule. During 2021, additional information was submitted to the LDEQ to revise and update Cleco Power’s compliance strategy. Cleco Power and Cleco Cajun have also engaged independent engineering specialists to conduct studies on the efforts and costs expected to be incurred in order to comply with the final CCR Rule. During the third quarter of 2021, management received additional information in connection with Cleco Power’s and Cleco Cajun’s compliance strategies resulting in a revision to the estimated cash flows expected to be required to settle the respective AROs. Therefore, Cleco Power and Cleco Cajun recorded an increase of $11.3 million and $35.4 million, respectively, in their ARO balances.
The following tables summarize the net changes in the
ARO for Cleco and Cleco Power:

(THOUSANDS)	CLECO CAJUN	CLECO POWER	CLECO
Balance, Dec. 31, 2020	$16,658	$11,364	$28,022
Liabilities settled	(1,433)	—	(1,433)
Accretion	723	354	1,077
Revisions and adjustments	35,402	11,271	46,673
Balance, Dec. 31, 2021	$51,350	$22,989	$74,339

As part of the Cleco Cajun Transaction, NRG agreed to
indemnify Cleco for environmental costs up to $25.0 million
associated with the CCR Rule. At December 31, 2021, Cleco Cajun recognized an indemnification asset totaling $22.2 million. The current portion of the indemnification asset of $1.1 million is reflected in Other current assets and the non-current portion of $21.1 million is reflected in Other deferred charges on Cleco’s Consolidated Balance Sheet. The indemnification asset is expected to be collected as closure costs are incurred.

CLECO
CLECO POWER	2021 FORM 10-K
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
In June 2020, management decided to retire the Dolet Hills Power Station. Cleco Power made a filing with the LPSC on September 7, 2021, giving notice that the Dolet Hills Power Station would be retired at the end of 2021. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station. For more information regarding the regulatory asset associated with the Dolet Hills Power Station retirement, see Note 6 — “Regulatory Assets and Liabilities — Dolet Hills Power Station Closure Costs.” At December 31, 2021, Cleco Power’s undivided interest in the Dolet Hills Power Station was $7.2 million and was included in base rates.
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related rate-making treatment. The expected early closure of the mines resulted in increased lignite costs. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for certain lignite costs that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs related to the closure of the mine. Management currently believes these costs are recoverable. Management does not believe the early closure of the mines will have an adverse impact on the recovery value of the Dolet Hills Power Station. Cleco Power is currently responding to data requests related to the joint filing. For more information regarding the regulatory asset associated with the closure of the mines, see Note 6 — “Regulatory Assets and Liabilities — Lignite Mine Closure Costs.”
Fuel costs incurred by Dolet Hills Power Station are recoverable by Cleco Power through active fuel adjustment clauses. Under the Amended Lignite Mining Agreement, DHLC bills Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs as fuel is delivered. As of December 31, 2021, all of Cleco Power’s proportional share of lignite costs have been billed by DHLC. In 2009, Cleco Power acquired an interest in Oxbow, which owns mineral rights and land leases. Under a joint operating agreement pertaining to the Oxbow mineral rights and land leases, Oxbow bills Cleco Power its proportionate share of incurred costs. As of December 31, 2021, all of Cleco Power’s proportional share of lignite-related costs have been billed by Oxbow. If any of these costs are not recoverable, it could materially impact the Registrants’ results of operations, financial condition, or cash flows.

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
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2021, 2020, and 2019.
At December 31, 2021, and 2020, Cleco Holdings had an affiliate receivable of $2.6 million and $1.7 million, respectively, from Cleco Group primarily for franchise taxes paid on behalf of Cleco Group. At December 31, 2021, and 2020, Cleco Holdings had an affiliate payable of $51.3 million and $41.3 million, respectively to Cleco Group primarily for settlement of taxes payable.
For the years ended December 31, 2021, 2020, and 2019, respectively, Cleco Holdings made no distribution payments to Cleco Group.

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
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

CLECO
CLECO POWER	2021 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Support Group
Other operations and maintenance	$91,915	$94,798	$73,090
Taxes other than income taxes	$40	$—	$(73)
Other expense	$35	$43	$64

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group and transmission services to Cleco Cajun. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Other operations revenue
Cleco Cajun	$7,616	$6,463	$7,471
Affiliate revenue
Support Group	4,783	4,715	3,088
Cleco Cajun	858	441	37
Other income
Cleco Holdings	—	—	149
Total	$13,257	$11,619	$10,745

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31,
	2021		2020
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$10,347	$59,627	$10,353	$57,713
Support Group	2,473	10,038	3,248	14,355
Cleco Cajun	792	64	1,004	—
Total	$13,612	$69,729	$14,605	$72,068

Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. These costs are included in fuel inventory and are recoverable from Cleco Power customers through the LPSC-established FAC or related wholesale contract provisions. For the years ended December 31, 2021, and 2020, Cleco Power recorded $2.7 million, and $17.4 million, respectively, of its proportionate share of incurred costs. At December 31, 2021, and 2020, Cleco Power had less than $0.1 million and $0.3 million, respectively, payable to Oxbow. For more information on Cleco Power’s variable interest in Oxbow, see Note 14 — “Variable Interest Entities.”
During 2021 and 2020, Cleco Power made no distribution payments to Cleco Holdings. During 2019, Cleco Power made $20.0 million of distribution payments to Cleco Holdings. Cleco Power received no equity contributions from Cleco Holdings in 2021, 2020, and 2019.
Cleco Power is the pension plan sponsor and the related trust holds the assets. The net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco Power’s affiliates is transferred with a like amount of assets to Cleco Power monthly. The following table shows the expense of the pension plan related to Cleco Power’s affiliates for the years ended 2021 and 2020:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020
Support Group	$4,068	$3,155
Cleco Cajun	$496	$351

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
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Consolidated Balance Sheet for the valuation of finite intangible assets relating to the Cleco Power trade name and long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. The intangible assets related to the power supply agreements are amortized over the estimated life of each applicable contract ranging between 7 and 19 years, and the amortization is included in Electric operations on Cleco’s Consolidated Statements of Income.
During the third quarter of 2021, Cleco determined that the fair value of the Cleco Power trade name was less than its carrying value and an impairment of $3.8 million was recognized reducing the carrying value to zero. The impairment resulted in an increase in amortization expense and was reflected in Depreciation and amortization on Cleco’s Consolidated Statement of Income at December 31, 2021. For more information on the trade name intangible asset impairment, see Note 8 — “Fair Value Accounting and Financial Instruments.”
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
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. The intangible liability is being amortized using the straight-line method over the estimated life of the LTSA of seven years. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Consolidated Balance Sheet. For more information on the fair value adjustments of intangible assets and liabilities related to the Cleco Cajun Transaction, see Note 3 — “Business Combinations.”

CLECO
CLECO POWER	2021 FORM 10-K
The following tables present Cleco and Cleco Power’s amortization of intangible assets and liabilities:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Intangible assets
Cleco Katrina/Rita right to bill and collect storm recover charges	$—	$517	$20,576
Trade name	$3,897	$255	$255
Power supply agreements	$25,600	$25,600	$24,273
Intangible liabilities
LTSA	$3,484	$3,484	$3,234
Power supply agreements	$2,378	$3,528	$3,194
An impairment on the Trade name intangible asset was recognized in 2021. No impairments for intangibles in the table above were recognized for 2020 and 2019.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Cleco Katrina/Rita right to bill and collect storm recovery charges	$—	$517	$20,576

The following tables summarize the balances for intangible assets and liabilities subject to amortization for Cleco:

Cleco
	AT DEC. 31,
(THOUSANDS)	2021	2020
Intangible assets
Trade name	$—	$5,100
Power supply agreements	184,004	184,004
Total intangible assets carrying amount	184,004	189,104
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liabilities carrying amount	38,300	38,300
Net intangible assets carrying amount	145,704	150,804
Accumulated amortization	(82,466)	(63,932)
Net intangible assets subject to amortization	$63,238	$86,872

The following table summarizes the amortization expense related to intangible assets and liabilities expected to be recognized in Cleco’s Consolidated Statements of Income:

Cleco
(THOUSANDS)	INTANGIBLE ASSETS	INTANGIBLE LIABILITIES
For the year ending Dec. 31,
2022	$25,600	$(5,041)
2023	$25,373	$(5,041)
2024	$18,801	$(5,041)
2025	$5,037	$(3,874)
2026	$744	$—
Thereafter	$6,680	$—
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
Cleco conducted its 2021 annual impairment test using an August 1, 2021, measurement date. The fair value of the Cleco Power reporting unit was estimated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and weighted-average cost of capital or discount rate. Changes in these assumptions could materially affect the determination of fair value and goodwill impairment at Cleco Power. Based on the tests performed, management has determined that the fair value of the Cleco Power reporting unit exceeds the carrying value resulting in no impairment of Cleco Power’s goodwill for 2021.
Management estimated the fair value of Cleco Power’s equity to be $3.82 billion at the August 1, 2021, measurement date. The carrying value of Cleco Power’s equity was approximately $3.55 billion with the excess of the fair value over the carrying value representing 7.6% or $270.1 million. There were no accumulated impairment charges.

Note 18 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

CLECO
CLECO POWER	2021 FORM 10-K

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balances, Dec. 31, 2018	$1,786
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(18,877)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net gain	(422)
Balances, Dec. 31, 2019	$(17,513)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(10,026)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	1,743
Balances, Dec. 31, 2020	$(25,796)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	1,470
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	697
Balances, Dec. 31, 2021	$(23,629)

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2018	$(7,060)	$(6,122)	$(13,182)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(10,344)	—	(10,344)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	687	—	687
Reclassification of net loss to interest charges	—	254	254
Balances, Dec. 31, 2019	$(16,717)	$(5,868)	$(22,585)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(4,050)	—	(4,050)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,628	—	1,628
Reclassification of net loss to interest charges	—	254	254
Balances, Dec. 31, 2020	$(19,139)	$(5,614)	$(24,753)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	4,606	—	4,606
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,648	—	1,648
Reclassification of net loss to interest charges	—	316	316
Balances, Dec. 31, 2021	$(12,885)	$(5,298)	$(18,183)

Note 19 — Storm Restoration, Securitization, and Cost Recovery

Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco Power’s distribution and transmission systems sustained substantial damage from three separate hurricanes.
Cleco Power’s total storm restoration costs related to the hurricanes was approximately $239.8 million. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 63%, or approximately $150.4 million, of the total restoration costs recorded at December 31, 2021. At December 31, 2021, Cleco Power had regulatory assets for non-capital expenses related to Hurricanes Laura, Delta, and Zeta, as allowed by the LPSC, totaling $74.7 million.
On May 19, 2021, the LPSC issued an order authorizing Cleco Power to recover $16.0 million annually for interim storm recovery. Cleco Power began collecting this amount through rates on June 1, 2021. This order is effective until such time that the securitization of those costs is complete, which is expected in mid-2022.

Winter Storms Uri and Viola
In February 2021, Winter Storms Uri and Viola caused Cleco’s service territory to experience extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets and caused electricity generation supply shortages, natural gas supply shortages, and increases in prices of natural gas in the U.S., primarily due to prolonged freezing temperatures. Cleco Power’s total storm restoration costs related to Winter Storms Uri and Viola was $10.1 million. The damage to equipment from the storms required replacement, as well as repair of the existing assets. Therefore,

CLECO
CLECO POWER	2021 FORM 10-K
the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 80%, or approximately $8.1 million, of the estimated total restoration costs recorded at December 31, 2021. At December 31, 2021, Cleco Power had a regulatory asset for non-capital expenses of $1.9 million, as allowed by the LPSC. Cleco Power has requested recovery of these costs through the storm securitization filing that was made with the LPSC on August 5, 2021.
Cleco Power’s incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is approximately $55.0 million. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power is responding to related data requests. Management is unable to determine the outcome or timing of the audit.

Hurricane Ida
On August 29, 2021, Hurricane Ida made landfall in southeast Louisiana as a Category 4 storm, causing power outages for approximately 100,000 of Cleco Power’s electric customers located primarily in southeastern Louisiana. By September 11, 2021, power was restored to 100% of customers who could receive power.
Cleco Power’s total storm restoration costs related to Hurricane Ida is approximately $92.0 million. The damage to equipment from the hurricane required replacement, as well as repair of existing assets. Therefore, the balance sheets of
Cleco and Cleco Power reflect the capitalization of approximately 56%, or approximately $52.1 million, of the total restoration costs recorded at December 31, 2021. At December 31, 2021, Cleco Power had a regulatory asset for non-capital expenses related to Hurricane Ida, as allowed by the LPSC, totaling $37.6 million.
On September 28, 2021, Cleco Power made a supplemental filing to its application for storm restoration costs securitization to recover costs related to Hurricane Ida.
Storm Securitization and Cost Recovery
On August 5, 2021, Cleco Power filed testimony with the LPSC relating to securitization of the final storm costs for Hurricanes Laura, Delta, and Zeta, and Winter Storms Uri and Viola, totaling $342.0 million, including the establishment of a newly funded $100.0 million storm reserve to cover future storm costs. On September 28, 2021, Cleco Power filed supplemental testimony with the LPSC relating to storm securitization requesting an additional $100.0 million for a separate storm reserve to cover costs associated with Hurricane Ida. Cleco Power continues to respond to several sets of data requests received from the LPSC related to the securitization application. Cleco Power expects the LPSC to issue its order authorizing the recovery of the verified final storm costs in late March 2022 and securitization of those costs to be complete in mid-2022.
Cleco Power, in line with other impacted utilities, will seek available funds from the U.S. government for relief of costs incurred from Hurricanes Laura, Delta, and Zeta. Cleco Power cannot predict the likelihood that any funding from the U.S. government ultimately will be approved.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

CLECO
CLECO POWER	2021 FORM 10-K

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2021. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Managements’ Reports on Internal Control Over Financial Reporting
The management of the Registrants are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Registrants’ internal control over financial reporting is a process designed by, or under the supervision of, the Registrants’ principal executive and financial officers and effected by the Registrants’ board of managers, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
As a result of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The management of the Registrants, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Registrants’ respective internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the management of the Registrants concluded that, as of December 31, 2021, the Registrants’ internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 22, 2022, Domingo Solís-Hernández was appointed to Cleco Holdings’ and Cleco Power’s Boards of Managers as described in Cleco Holdings’ and Cleco Power’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2022. At the time of the
Form 8-K filing, the Boards of Managers had not made a determination regarding any committee assignments. On March 4, 2022, the Boards of Managers appointed Mr. Solís-Hernández to serve on the Asset Management Committee and the Business Planning and Budget Review Committee.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

CLECO
CLECO POWER	2021 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Boards of Managers of Cleco
As of March 7, 2022, the Board of Managers of Cleco Holdings is comprised of 13 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 14 managers, including the same 13 managers that comprise the Board of Managers of Cleco Holdings, plus one additional manager, Melissa Stark. The Board of Managers of Cleco Holdings and the Board of Managers of Cleco Power are collectively referred to below as “the Boards.” The managers’ ages, dates of appointment, employment history, and committee assignments as of March 7, 2022, are also set forth below. Each of Ms. Scott and Messrs. Gallot, Gilchrist, and Wainer serve pursuant to one-year agreements which are considered for renewal annually by the Boards. Mr. Fontenot serves by virtue of his position as the CEO, and the other managers are designated for membership by BCI, John Hancock, or MAM.

Andrew Chapman joined Macquarie in 2006 and retired on September 30, 2021. Through his consulting company WesWave LLC, Mr. Chapman is a consultant to MAM and serves on the Boards of Cleco and on the board of the entity that holds Lordstown Energy Center, a gas-fired power plant in eastern Ohio. During his 15 years with Macquarie, Mr. Chapman has served as a director of utility companies owned in part by MAM’s funds, including Puget Sound Energy, Duquesne Light Company, Aquarion Water Company, Cleco, and entities related to those holdings. Mr. Chapman is 66 years old and became a member of the Boards in 2016. He is the Chair of the Business Planning and Budget Review Committee, Chair of the Leadership Development and Compensation Committee, and a member of the Asset Management Committee, the Governance and Public Affairs Committee and the Audit Committee.
Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining Macquarie in 2006.
Mr. Chapman earned his Master of Business Administration from the Yale School of Management.

William “Bill” Fontenot has served as the President and CEO of Cleco Holdings since January 2018 and CEO of Cleco Power and Cleco Cajun since February 2019. Mr. Fontenot is 59 years old and was appointed to the Boards in 2018. He is a member of the Asset Management Committee, the Business Planning and Budget Review Committee, and the Governance and Public Affairs Committee. During Mr. Fontenot’s 35 years of service, he managed marketing, operations, and commercial development and generation restructuring projects valued at over $2.00 billion.
Mr. Fontenot serves on the boards of the Council for a Better Louisiana, the Southeastern Electric Exchange, and the Central Louisiana Community Foundation. He is president of the Association of Edison Illuminating Companies, the electric utility industry’s longest-serving and preeminent association of leading operations experts.
Mr. Fontenot holds a Bachelor of Science degree in electrical engineering from Louisiana State University.

Paraskevas “Paris” Fronimos is a Senior Principal on the Infrastructure and Renewable Resource Investments team of BCI. He is 47 years old and became a member of the Boards in 2019. Mr. Fronimos is the Chair of the Asset Management Committee and a member of the Business Planning and Budget Review Committee.
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
Mr. Gallot serves on the board of Origin Bancorp, Inc. (Nasdaq: OBNK). He recently served as a Louisiana state senator for District 29, where he held the position of vice chairman of the Commerce Committee and was a member of the Agriculture, Forestry, Aquaculture, and Rural Development Committee and the Revenue and Fiscal Affairs Committee. He previously served as a member of the Louisiana House of Representatives for District 11, where he served as Chair of the House and Governmental Affairs Committee and was a member of the Executive Committee.

CLECO
CLECO POWER	2021 FORM 10-K
Mr. Gallot obtained his Juris Doctorate from Southern University School of Law and has been a licensed Louisiana attorney since 1990.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-based infrastructure contractor specializing in road and bridge construction. He is 62 years old and became a member of the Boards in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.
Under Mr. Gilchrist’s leadership, GCC has grown since 1985 from a small site work contractor to one of Louisiana’s leading highway contractors. Mr. Gilchrist has served as President of Associated General Contractors, Chair of Driving Louisiana Forward, Chair of the Central Louisiana Chamber of Commerce, and vice chairman of Central Louisiana Economic Development Alliance. He has also served on the boards of the Rapides Foundation and Rapides Healthcare System.

Gerald Hanrahan is a Senior Industry Advisor to the Power and Infrastructure Team at John Hancock. The Power and Infrastructure Team is responsible for transactions in public utility, independent power project and infrastructure financing areas for John Hancock and manages a portfolio of over $21.00 billion in assets spanning over 300 individual investments. Mr. Hanrahan is 61 years old and became a member of the Boards in 2018. He is a member of the Asset Management Committee.
Mr. Hanrahan joined John Hancock as a director in 2001, served as managing director from 2003 to 2011, and served as Team Leader - Vice President from 2011 until 2016. He has worked in the financing area of the power industry since 1990. Before joining John Hancock, Mr. Hanrahan worked for four years in the Boston and London offices of InterGen, where he coordinated all financing activities on $2.70 billion in power projects in Turkey, Colombia and Egypt. Before that, he spent nine years in the structured finance and financial advisory divisions of Bank of Tokyo Capital Corporation in Boston.
Mr. Hanrahan holds a Master of Business Administration from Babson College and a Bachelor of Science degree from Northeastern University.

Domingo Solís-Hernández is a Managing Director at MAM where he oversees origination of new assets and works with management teams of portfolio companies in the infrastructure sector. He is 43 years old and became a member of the Boards in February 2022. Mr. Solís-Hernández is a member of the Asset Management Committee and the Business Planning and Budget Review Committee.
Mr. Solís-Hernández has over 18 years of experience in the infrastructure sector. Since 2012, he has worked for the Macquarie Group in Europe and the U.S. Prior to Macquarie, he worked as a merger & acquisition investment banker and started his career working as a consultant engineer.
Mr. Solís-Hernández previously served as a director of Italian companies Hydro Dolomiti Energia, a hydro operator, and Societa Gasdotti Italia, a natural gas transmission operator. He also served as a director of Renvico, a renewables operator in France and Italy.
Mr. Solís-Hernández holds a Bachelor’s degree and a Master’s degree in Industrial Engineering from the University of Malaga and a Master of Business Administration from the University of Kentucky.

Christopher Leslie is Senior Managing Director and Global Head of Sustainability for MAM. Prior to taking that role in July 2016, Mr. Leslie was the CEO of Macquarie Infrastructure Partners Inc., where he managed Macquarie’s flagship private North American infrastructure platform and was integral in raising and investing approximately $9.00 billion in North American infrastructure. Mr. Leslie is 57 years old and became a member of the Boards in 2016. He is a member of the Leadership Development and Compensation Committee. Mr. Leslie has been or is a director of a number of MAM portfolio companies in the energy, transportation, and communications sectors.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India, and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Jon Perry is a Senior Principal within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing and managing infrastructure investments. He is 45 years old and became a member of the Boards in 2018. Mr. Perry is the Chair of the Audit Committee.
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
Mr. Perry holds a Bachelor of Medical Laboratory Sciences from the University of British Columbia. He is also a Chartered Accountant in the Province of Alberta and is a Chartered Financial Analyst charter holder.

Aaron Rubin is a Managing Director at MAM, where he is responsible for MAM’s North American power and utilities investment team. He is 44 years old and became a member of the Boards in 2018. Mr. Rubin is a member of the Business Planning and Budget Review Committee.
Since joining Macquarie in 2008, Mr. Rubin has had extensive responsibility for investment origination and execution as well as for management of portfolio investments. He has also served as the CEO of the Moscow-based Macquarie Russia & CIS Infrastructure Fund, and has been or is a director of a number of Macquarie portfolio companies in the energy, transportation, and communications sectors. Mr. Rubin is currently a director of Lordstown Energy Center, a 940-MW gas-fired power plant construction project in Ohio. Mr. Rubin is also the director of Cyrq Energy, a leading U.S. geothermal power company. Prior to joining Macquarie, Mr. Rubin was a Vice President on JPMorgan’s North American mergers and acquisitions team.
Mr. Rubin holds a Bachelor of Commerce and a Bachelor of Laws degree from the University of Queensland.

Peggy Scott currently serves as the Chair of the Boards. She served as Chairperson and Interim CEO of Cleco Holdings from February 9, 2017, through December 31, 2017. She also serves on Cleco’s Audit Committee and Governance and Public Affairs Committee. Presently, Ms. Scott is an adviser to

CLECO
CLECO POWER	2021 FORM 10-K
growing companies in diverse industries. She is 70 years old and became a member of the Boards in 2016.
Ms. Scott serves on the boards of The Eastern Company (Nasdaq: EML), Gresham Smith Partners, Martin Sustainable Resources, and the Blue Cross Foundation of Louisiana. She served on the board of Benefytt Technologies, Inc. (BFYT) until its 2020 acquisition and various community organizations. Previously, she served as the Executive Vice President, Chief Operating Officer, and CFO of Blue Cross Blue Shield of Louisiana (BCBS) and as Chief Strategy Officer. Prior to BCBS, Ms. Scott was an office Managing Partner with Deloitte and held senior executive positions in U.S. and International companies in seven countries where she led transformational growth and change.
Ms. Scott was named one of the ten Outstanding Young Women of America, featured in the Wall Street Journal as National Financial Executive of the year, and inducted into the American Institute of CPAs’ Hall of Fame. She is in the Louisiana State University’s Alumni Hall of Distinction, named a Tulane Outstanding Alumnus and holds a Presidential citation.
Ms. Scott is a CPA and certified in Valuations and Forensics and as a Professional Corporate Director. She holds a Master of Business Administration from Tulane University and a Bachelor of Science degree in accounting from Louisiana State University.

Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC, which she established in 2003 to provide independent directors and officers for special purpose entities. She is 59 years old and was appointed in 2016 as a special independent manager of Cleco Power, whose sole purpose is to vote on any bankruptcy-related matters, as specified in Cleco Power’s Second Amended and Restated Operating Agreement. Ms. Stark serves as a director of a number of companies in the financial sector. From 2001 to 2017, Ms. Stark concurrently served as a principal and co-founder of Water Tower Capital, LLC, a Chicago based investment advisory firm. From 1994 to 1996 she was Vice President - Fixed Income Research at Duff & Phelps (now known as Fitch) where she covered high yield bonds in the retail industry. She served as Vice President - Special Investments at PPM America, Inc. from 1991 to 1994.
Ms. Stark holds a Master of Business Administration in Finance from New York University Stern School of Business.

Steven Turner is a Managing Director within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing, and managing infrastructure investments. He is 49 years old and became a member of the Boards in 2016. Mr. Turner is the Chair of the Governance and Public Affairs Committee and a member of the Business Planning and Budget Review Committee and the Leadership Development and Compensation Committee.
Mr. Turner serves on the board of Corix Infrastructure Inc., a privately-held waste/wastewater and utility holding company based in Vancouver, British Columbia. He is also a past director of Macquarie Utilities Inc. and Aquarion Water Company (Aquarion), the parent companies to a suite of New England-based water utilities.
Mr. Turner has over 15 years of experience in institutional investing. Prior to joining BCI, he held positions as an Associate with Ventures West Management, a leading Canadian venture capital firm and as an Associate Equity Analyst with Raymond James Ltd., a full service brokerage firm.
Mr. Turner has a Bachelor of Science degree in Environmental Engineering from Montana Tech of the University of Montana and holds a Master of Business Administration from the University of Victoria. He is also a registered Professional Engineer in the Province of British Columbia, a Chartered Financial Analyst charterholder and holds the ICD.D designation.

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana’s Northshore and in New Orleans. He is 62 years old and became a member of the Boards in 2016. Mr. Wainer is a member of the Business Planning and Budget Review Committee and the Governance and Public Affairs Committee. He is the developer of some of the most successful commercial developments in the New Orleans area and past chairman of the Northshore Business Council. His business affiliations include partner at Wainer Brothers, All State Financial Company and Circle West Trailer Park Company; president of Quality Properties, Inc., Regent Lands, Inc., Flowers, Inc., Upside Down Cajun Brands, Inc., Louisiana Properties, Inc., Tamco, Inc., Riverhill, Inc., Metro Credit Services, Inc. and Pan American Investors, Inc., and manager of Advance Mortgage Company, LLC.
Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, ages, and years of service as of March 7, 2022, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Holdings Cleco Power Cleco Cajun
President and CEO since January 2018.

CEO since February 2019; President and CEO from January 2018 to February 2019; Interim CEO from February 2017 to December 2017; Chief Operating Officer from April 2016 to February 2017.

CEO since February 2019.
(Age 59; 35 years of service)
Kristin L. Guillory Cleco Holdings Cleco Cajun Cleco Holdings Cleco Power
CFO since July 2021.

President from September 2019 to July 2021.

Treasurer from February 2018 to September 2019; General Manager Finance and Assistant Treasurer from May 2016 to February 2018.
(Age 39; 17 years of service)

CLECO
CLECO POWER	2021 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Robert R. LaBorde, Jr. Cleco Holdings
Chief Operations & Sustainability Officer since January 2022; Chief Operations Officer from February 2019 to January 2022; Vice President Generation Operations & Environmental Services from April 2016 to February 2019.
(Age 54; 30 years of service)
Justin S. Hilton Cleco Power Cleco Holdings Cleco Power	President since February 2019. Vice President MISO Operations from April 2016 to February 2019. (Age 52; 32 years of service)
William B. Conway, Jr. Cleco Holdings Cleco Power
Chief Compliance Officer and General Counsel since July 2020; Retired from May 2017 to June 2020; Partner, Skadden, Arps, Slate, Meagher & Flom LLP from April 2008 to April 2017.
(Age 64; 2 years of service)
Mark A. Madsen Cleco Holdings
Chief Information & Supply Chain Officer since August 2020; Chief Digital & Information Officer from May 2019 to August 2020; Chief Information Officer, Vice President of IT - Waste Management Inc. from March 2010 to January 2019.
(Age 52; 3 years of service)
Normanique G. Preston Cleco Holdings
Chief Human Resources & Diversity Officer since September 2019; Vice President Human Resources from August 2018 to September 2019; Vice President - Human Resources, Dynegy, Inc. from November 2015 to June 2018.
(Age 55; 3 years of service)

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

Communications with the Boards
The Corporate Governance Guidelines provide for communications with the Boards by interested persons. In order for employees and other interested persons to make their concerns known to the Boards, Cleco has established a procedure for communications with the Boards through the Boards’ Chair. The procedure is intended to provide a method for confidential communication, while at the same time protecting the privacy of the members of the Boards. Any interested person wishing to communicate with the Boards, or the non-management members of the Boards, may do so by addressing such communication as follows:

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

CLECO
CLECO POWER	2021 FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (CD&A)
This section provides information about the compensation program in place for the Company’s named executive officers who are included in the Summary Compensation Table. It includes a discussion and analysis of the overall objectives of its compensation program and each element of compensation the Company provides.

Executive Summary

Compensation Philosophy
The compensation principles and philosophy of the Committee are:

•Executives should be rewarded on performance, and incentives should align interests between management and the Company while considering prudent risk taking;
•Total remuneration (the sum of base salary, annual incentives, long-term incentives, and retirement benefits) is determined so the combination of all pay elements will deliver a total compensation opportunity comparable to that of the Company’s Peer Group.
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

Compensation Program Elements
The Committee targets total compensation (made up of the elements described below) to be competitive with the median of the Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2021, Cleco believes that it accomplished its philosophy through the following compensation and benefit components:

2021 PAY ELEMENT	DESCRIPTION
Base Salary	• Fixed pay element • Delivered in cash
Annual Cash Incentive (STIP)	• Performance-based annual incentive plan that pays out in cash
• Adjusted EBITDA is the primary metric for the named executive officers
• Additional metrics include safety, system reliability, customer service, generation fleet availability, and milestone measures
Long-Term Incentives	• Performance-based incentive paid in cash currently with a three-year cycle • Payout is contingent on Average ROIC and Adjusted Total EBITDA, each weighted at 50%
Benefits	• Broad-based benefits such as group medical, dental, vision, and prescription drug coverage; basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; a defined benefit pension plan (for those employees hired prior to August 1, 2007); and a 401(k) Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Plan with an enhanced benefit for those employees hired on or after August 1, 2007
Executive Benefits	• SERP (closed to new participants in 2014) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel, and relocation assistance

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met nine times during 2021, which were all virtual meetings. The Chief Human Resources and Diversity Officer attended the Committee meetings on behalf of management but did not participate in all of the Committee’s executive sessions.
The Committee’s responsibilities, which are more fully described in its charter, include:

•establishing and overseeing the Company’s executive compensation philosophy and goals and the programs which align with those;
•engaging and evaluating an independent compensation consultant;
•determining if the Company’s executive compensation and benefit programs are achieving their intended purposes, being properly administered and creating proper incentives in light of the Company’s risk factors;
•analyzing the executive compensation and benefits practices of peer companies and annually reporting to the Board or recommending for approval by the Board the overall design of the Company’s executive compensation and benefit programs;
•annually evaluating the performance of the CEO and the CFO and recommending to the Board adjustments in the CEO's and CFO’s compensation and benefits;
•overseeing the administrative committees and periodically reviewing the Company’s benefit plans, including retirement plans;
•annually reviewing the Committee’s charter and revising as necessary;
•annually ensuring there is a process for talent and succession management for executives; and
•reviewing and making recommendations on efforts to promote diversity and inclusion.

CLECO
CLECO POWER	2021 FORM 10-K
The Compensation Consultant
The Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2021 were reviewed by Pay Governance on behalf of the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

•recommending a group of peer companies to use for its market comparisons;
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

Evaluation and Design of the Compensation and Benefit Programs
The Committee believes that compensation and benefits for executive officers who successfully enhance investors’ value should be competitive with the compensation and benefits offered by similar companies in the industry to attract and retain the high quality executive talent required by the Company. The Committee examines executive officers’ compensation against comparable positions using publicly available proxy data for a group of 12 industry peers (Peer Group) and utility industry survey data to help design and benchmark executive officer compensation. This evaluation includes base salary, annual and long-term incentive plan targets, other potential awards, retirement benefits, and target total compensation. The Peer Group is used to track comparable performance of the long-term incentive plan. The combination of the Peer Group and the utility industry survey data is referred to as the “Comparator Group.”
The Peer Group changed in 2021. El Paso Electric was removed from the Peer Group due to its acquisition by the Infrastructure Investment Fund whereby it is no longer a public reporting company. The Committee will continue to evaluate the Peer Group annually as companies are often acquired, taken private, or grow at a rate that renders them inappropriate for comparison purposes. The Committee evaluates the Peer Group to ensure that peer companies are of similar scope in relation to revenues, assets, and employee count and have a good operational fit.

2021 PEER GROUP COMPANIES
ALLETE, Inc.	Hawaiian Electric Industries, Inc.	Otter Tail Corporation
Alliant Energy Corporation	IDACORP, Inc.	Pinnacle West Capital Corporation
Avista Corporation	NorthWestern Corporation	PNM Resources, Inc.
Black Hills Corporation	OGE Energy Corp.	Portland General Electric Company

In setting executive compensation levels in 2021, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

Decisions Made in 2021 with Regard to Each Compensation and Benefit Component

Base Salary
The base salary levels for the executive officers as a group, including the named executive officers are set so that, in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The Committee sets the base salary level for the CEO and CFO.
Base salaries for the named executive officers in 2021 are shown in the table below:

NAME	2021 BASE SALARY	2021 % CHANGE (1)
Mr. Fontenot	$721,000	3.0%
Ms. Guillory (2)	$380,000	40.0%
Mr. LaBorde	$310,000	6.9%
Mr. Hilton (3)	$285,000	3.6%
Mr. Conway	$365,000	4.3%
(1) Base salary increases were adjusted to a level approximating +/-10% of the Comparator Group market median for total remuneration.
(2) Ms. Guillory was promoted to CFO effective July 10, 2021.
(3) Cleco Power employee.

Annual Cash Incentive
The Company maintains the STIP, an annual, performance-based cash incentive plan. The STIP applies to all regular, full-time employees, and it includes weighting for corporate and individual performance goals. The STIP award opportunities for executive officers are set so that, in combination with other pay elements, it will deliver a total compensation opportunity

CLECO
CLECO POWER	2021 FORM 10-K
comparable to that of the Company’s Peer Group. The Committee sets the annual cash incentive level for the CEO and CFO. Payouts are capped at 200% of target.
The table below presents the target STIP opportunities for the named executive officers in 2021:

NAME	TARGET AS % OF BASE SALARY
Mr. Fontenot	100%
Ms. Guillory	65%
Mr. LaBorde	50%
Mr. Hilton (1)	50%
Mr. Conway	50%
(1) Cleco Power employee.

The 2021 STIP award for the named executive officers was based on the corporate and individual performance measures described below. This includes measures that apply to non-named executive officers and employees. The 2021 corporate performance measures consisted of the elements listed below based on the business unit (weighting):

	CONSOLIDATED		BUSINESS UNIT					MILESTONE MEASURES
	SAFETY	ADJUSTED EBITDA	EFORd	PEAK EAF	CUSTOMER SATISFACTION	LPSC SAIDI	ADJUSTED EBITDA
Cleco Power	10%	20%	10%		15%	5%	20%	20%
Cleco Support (1)	10%	45%	10%	5%	7.5%	2.5%		20%
Cleco Cajun	10%	20%	10%	10%			30%	20%
(1) Cleco Support business unit weighting evenly split (50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting)
The Committee included Milestone Measures (Measures) in the 2021 STIP corporate metrics for EMT and other corporate officers weighted at 20%. These Measures were associated with progress milestones on key strategic corporate projects related to organizational transformation, ESG, business process improvements utilizing technology, and cybersecurity. For the STIP calculation, the Committee put the greatest emphasis on financial performance using an adjusted EBITDA metric at both the business unit and consolidated levels. Adjusted EBITDA represents net income before interest, income taxes, depreciation, and amortization adjusted for certain pension and SERP expenses, gains and losses on certain life insurance policies, 2016 Merger and Cleco Cajun transaction related expenses, variable lease revenue, and gains and losses on FTRs and gas-related contract derivatives. In addition, to continually focus the entire organization on the importance of safety, system reliability, generation fleet availability, and to focus Cleco Power and Cleco Support executives and employees on customer satisfaction the remainder of the bonus opportunity was attributable to these operational measures.
Management recommended the STIP financial performance and other measures to the Committee. Based on the historical performance relative to target and the relative historical performance versus the Peer Group, the Committee reviews, revises as appropriate, and approves the STIP measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2021 STIP Award Levels

Metric # 1: Safety Consolidated — For 2021, the Company included both the frequency of incidents represented by the Total Recordable Incident Rate (TRIR) and the severity of incidents represented by the Days Away, Restricted or Transferred (DART) rate for its safety measure. Each of these measures represents 5% of the overall STIP award for the corporate measures totaling 10% for the safety metric. The targets for both safety measures were based on the average rates of the companies in the Southeastern Electric Exchange, of which Cleco is a member, over the period 2019-2020.

SAFETY - TRIR MATRIX (5%)
PERFORMANCE LEVEL	% OF TRIR TARGET AWARD PAID
Above 0.672	0%
0.569 - 0.672	50%
0.465 - 0.568	100%
0.361 - 0.464	150%
At or below 0.360	200%
2021 Result (1.071)	0%

SAFETY - DART MATRIX (5%)
PERFORMANCE LEVEL	% OF DART TARGET AWARD PAID
Above 0.346	0%
0.292 - 0.346	50%
0.237 - 0.291	100%
0.182 - 0.236	150%
At or below 0.181	200%
2021 Results (0.500)	0%

Metric # 2: Adjusted EBITDA Consolidated — The following Adjusted EBITDA matrix was developed to determine performance and payout ranges related to consolidated Adjusted EBITDA performance in 2021. For Cleco Power and Cleco Cajun, this measure represents 30% of the overall STIP award for the corporate measures for non-executives and 20% of the overall STIP award for the corporate measures for executives. For Cleco Support, this measure represents 65% of the overall STIP award for the corporate measures for non-executives and 45% of the overall STIP award for the corporate measures for executives. The final percentage of the financial target award is interpolated based on the performance level.

CLECO
CLECO POWER	2021 FORM 10-K

ADJUSTED EBITDA MATRIX - CONSOLIDATED (20% CLECO POWER AND CLECO CAJUN; 45% CLECO SUPPORT)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
At or below $470.19 million	0%
Below $518.2 and above $470.19 million	50%
$518.2 million	100%
Above $518.2 and below $571.6 million	150%
At or above $571.6 million	200%
2021 Result - $523.3 million	109.6%

Metric # 3: EFORd — This metric represents the probability a generator will fail either completely or in part when its operation is required and is 10% of the overall STIP award for the Cleco Power measures, 10% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting), and 10% of the overall STIP award for the Cleco Cajun corporate measures. The 2021 target was based on the average performance over the three-year period of 2018-2020.

EFORd MATRIX - CLECO POWER (10%)
PERFORMANCE LEVEL	% OF EFORd TARGET AWARD PAID
Above 8.59%	0%
6.98% - 8.59%	50%
5.36% - 6.97%	100%
3.73% - 5.35%	150%
At or below 3.72%	200%
2021 Result (4.25%)	150%

EFORd MATRIX - CLECO CAJUN (10%)
PERFORMANCE LEVEL	% of EFORd TARGET AWARD PAID
Above 11.89%	0%
8.96% - 11.89%	50%
6.02% - 8.95%	100%
3.09% - 6.01%	150%
At or below 3.08%	200%
2021 Result (5.16%)	150%

Metric # 4: Peak EAF - Cleco Cajun and Cleco Support — This metric represents the amount of time that the power generation plant is able to produce electricity without any outages or deratings over a peak period (defined as May through September, Monday through Friday, hours ending 0700 through 2200), divided by the amount of time in the peak period, and is 10% of the overall STIP award for the Cleco Cajun corporate measures and 5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Cajun weighting). The 2021 target was based on the Cajun fleet’s average performance over the three-year period of 2018-2020.

PEAK EAF MATRIX - CLECO CAJUN (10%)
PERFORMANCE LEVEL	% OF PEAK EAF TARGET AWARD PAID
Below 92.79%	0%
92.79% - 94.58%	50%
94.59% - 96.40%	100%
96.41% - 98.21%	150%
At or above 98.22%	200%
2021 Result (96.44%)	150%

Metric # 5: Customer Satisfaction - Cleco Power and Cleco Support — The Company included Customer Satisfaction in its performance measures in 2021 using the JD Power South Midsize segment (JD Power study) for comparison. For the STIP metric, the Company used the 2020 performance of the JD Power study to set the target. In addition, the Company compared its overall performance against its peers in the JD Power study. This metric represents 15% of the overall STIP award for Cleco Power corporate measures and 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting).

CUSTOMER SATISFACTION MATRIX - CLECO POWER (15%)
PERFORMANCE LEVEL	% OF CUSTOMER SATISFACTION TARGET AWARD PAID
Below 25th Percentile	0%
25th - 49th Percentile	50%
50th Percentile	100%
51st - 89th Percentile	150%
At or above 90th Percentile	200%
2021 Result - 50th Percentile	100%

Metric # 6: LPSC SAIDI - Cleco Power and Cleco Support — SAIDI measures the average amount of time a customer’s service is interrupted during the year and is measured in hours per customer per year and excludes major events per the LPSC’s criteria. The 2021 LPSC SAIDI goal was based on the long-term goal of consistent performance improvement aligned with the LPSC target. This metric represents 5% of the overall STIP award for the Cleco Power corporate measures and 2.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting).

LPSC SAIDI MATRIX - CLECO POWER (5%)
PERFORMANCE LEVEL	% OF LPSC SAIDI TARGET AWARD PAID
Above 2.87	0%
At or below 2.87	100%
2021 Result (2.76)	100%

Metric # 7: Adjusted EBITDA — The following Adjusted EBITDA matrix was developed to determine performance and payout ranges related to respective Business Unit Adjusted EBITDA performance in 2021. The overall STIP award for the corporate measures for non-executives is 30% for Cleco Power and 40% for Cleco Cajun. The overall STIP award for the corporate measures for executives is 20% for Cleco Power and 30% for

CLECO
CLECO POWER	2021 FORM 10-K
Cleco Cajun. The final percentage of the financial target award is interpolated based on the performance level.

ADJUSTED EBITDA MATRIX - CLECO POWER (20%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
At or below $371.49 million	0%
Below $401.60 and above $371.49 million	50%
$401.60 million	100%
Above $401.60 and below $431.70 million	150%
At or above $431.70 million	200%
2021 Result - $398.3 million	94.6%

ADJUSTED EBITDA MATRIX - CLECO CAJUN (30%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
At or below $97.89 million	0%
Below $115.8 million and above $97.89 million	50%
$115.8 million	100%
Above $115.8 and below $139.1 million	150%
At or above $139.1 million	200%
2021 Result - $125.2 million	140.5%

Metric # 8: Milestone Measures — Cleco officers had an additional STIP metric for 2021. This metric represents 20% of the overall STIP award for the corporate measures for executives and measures progress on certain strategic initiatives. These initiatives included ESG (5%), business application strategy (5%), cybersecurity (5%), and organizational transformation (5%). The Committee evaluated the performance of each initiative and determined the 2021 result for the Milestone Measures as follows.

MILESTONE MEASURES (20%)
2021 RESULTS	% OF MILESTONE TARGET AWARD PAID
Cleco Power	20.5%
Support Group	20.5%
Cleco Cajun	20.5%

Total Payout for EMT Cleco Power: The calculated STIP payout for Cleco Power was 96.3% of target. The total STIP corporate payout for 2021 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		0.0%		0.0%
Adjusted EBITDA Consolidated	20%		109.6%		21.9%
EFORd	10%		150.0%		15.0%
Customer Satisfaction	15%		100.0%		15.0%
LPSC SAIDI	5%		100.0%		5.0%
Adjusted EBITDA	20%		94.6%		18.9%
Milestone Measures	20%		102.5%		20.5%
Total	100%				96.3%

Total Payout for EMT Cleco Support: The calculated STIP payout for Cleco Support was 102.3% of target. The total STIP corporate payout for 2021 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		0.0%		0.0%
Adjusted EBITDA Consolidated	45%		109.6%		49.3%
EFORd	10.0%		150.0%		15.0%
Peak EAF	5.0%		150.0%		7.5%
Customer Satisfaction	7.5%		100.0%		7.5%
LPSC SAIDI	2.5%		100.0%		2.5%
Milestone Measures	20%		102.5%		20.5%
Resulting Total	100%				102.3%

Total Payout for EMT Cleco Cajun: The calculated STIP payout for Cleco Cajun was 114.6% of target. The total STIP corporate payout for 2021 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		0.0%		0.0%
Adjusted EBITDA Consolidated	20%		109.6%		21.9%
EFORd	10%		150.0%		15.0%
Peak EAF	10%		150.0%		15.0%
Adjusted EBITDA	30%		140.5%		42.2%
Milestone Measures	20%		102.5%		20.5%
Resulting Total	100%				114.6%

The Committee also has the authority to adjust the amount of any individual STIP award upon recommendation by the CEO. Adjustments for the STIP participants, except for the named executive officers and other members of EMT, may be made by the CEO at his discretion. Adjustments are based on the annual performance review process.

Long-Term Compensation
In 2021, the Committee continued a cash-based LTIP and issued grants for the three-year cycle for the performance period ending December 31, 2021. The metrics for the LTIP cycle issued in 2021 are weighted 50% on the three-year average ROIC and 50% on the three-year adjusted total EBITDA.
Each executive officer’s target LTIP award level is set, so in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary:

NAME	TARGET AS % OF BASE SALARY(1)
Mr. Fontenot	236%
Ms. Guillory	110%
Mr. LaBorde	95%
Mr. Hilton (2)	100%
Mr. Conway	105%
(1) Long-term incentives were adjusted to a level approximating +/-10% of the Comparator Group market median for total remuneration based on salary as of the April 6, 2021 grant date.
(2) Cleco Power employee.

2019-2021 LTIP Award
The Leadership Development & Compensation Committee approved an overall award level of 97.6% of target for the LTIP three-year performance cycle that ended on December 31, 2021. This award level represents an average ROIC of 3.74% and a cumulative adjusted EBITDA for LTIP of $1.57 million over the three-year performance period. This award will be

CLECO
CLECO POWER	2021 FORM 10-K
paid in cash and is included in column G of the Summary Compensation Table for 2021.

Retirement Plans - Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that members of the Boards, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Members of the Boards may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within the industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Actual participation in the plan is voluntary. The notional investment options made available to participants are selected by the CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2021.

Retirement Plans - SERP
The Company maintains a SERP for the benefit of the executive officers who are designated as participants by the Committee. SERP was designed to attract and retain executive officers who have contributed and will continue to contribute to the Company’s overall success by ensuring that adequate compensation will be provided or replaced during retirement. In July 2014, the Cleco Corporation Board of Directors voted to close SERP to new participants.
Benefits under SERP vest after ten years of service or upon death or disability while a participant is employed by the Company. The Committee may reduce the vesting period, which typically would occur in association with recruiting efforts. Benefits, whether or not vested, are forfeited in the event a participant is terminated for cause.
Generally, benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (Pension Plan), certain employer contributions to the 401(k) Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2021.
In 2011, the Committee amended SERP to eliminate the business transaction benefit previously included in SERP, as well as the requirement that a SERP participant be a party to an employment agreement to receive change in control benefits.
With regard to current SERP participants, two participants have agreed to fix the base compensation portion of their SERP calculation as of December 31, 2021. Additionally, they have agreed to use target rather than actual awards under the annual incentive plan for years 2016 and 2017 for the average incentive award portion of the SERP calculation. A third participant’s SERP benefit will be set at a specified amount based upon the year of separation.
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

Change in Employment Status and Change in Control Events
During 2021, the Company had no employment agreements with current named executives other than the agreement with Mr. Fontenot as President & CEO and Mr. Conway as Chief Compliance Officer & General Counsel. The Company may enter into employment agreements with its executives generally in connection with recruiting efforts. The standard agreement provides for a non-renewing term, generally two years, and does not contain a change in control tax gross-up provision.

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

Perquisites and Other Benefits
The Company may make available the following perquisites to its executive officers:

•Executive officer physicals - as a condition of receiving their STIP award, Cleco requires and pays for an annual physical for the executive officers and their spouses;
•Spousal/companion travel - in connection with the various industry, governmental, civic, and entertainment activities of the executive officers, Cleco pays for spousal/companion travel associated with such events;
•Relocation program - in addition to the standard relocation policy available to all employees, Cleco maintains a policy whereby the executive officers and other key employees may request that the Company pay real estate agent and certain other closing fees should the officer or key employee sell his/her primary residence or that the Company purchase the executive officer’s or key employee’s primary residence at the greater of its documented cost (not to exceed 120% of the original purchase price) or average appraised value. Typically, this occurs when an executive officer or key employee relocates at the Company’s request; and
•Purchase program - under the Executive Severance Plan, a covered executive officer may request the Company to purchase his/her primary residence in the event he or she is involuntarily terminated without cause or separates for good reason, either in connection with a change in control and further provided the executive officer relocates more than

CLECO
CLECO POWER	2021 FORM 10-K
100 miles from the residence to be purchased. Limits on the purchase amount are the same as the relocation program described above.

The Committee approves the perquisites based on what it believes is prevailing market practice, as well as specific Company needs. The Company believes the relocation program is an important element in attracting executive talent. Perquisite expenses related to business and spousal companion travel for the executive officers are reviewed by Internal Audit, and any exceptions are reported to the Audit Committee.
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
The Committee took actions considered appropriate to preserve the deductibility of compensation paid to executive officers, but the Committee did not adopt a formal policy that required all compensation to be fully deductible. As a result, the Committee may have paid or awarded compensation that it deemed necessary or appropriate to achieve business goals and to align the interests of executives with those of Cleco’s investors, whether or not the compensation was fully deductible under IRC Section 162(m).

CLECO
CLECO POWER	2021 FORM 10-K
Executive Officers’ Compensation

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)(1)	ALL OTHER COMPENSATION ($)	TOTAL ($)
A	B	C	D	E	F	G	H
William G. Fontenot,	2021	$719,385	$0	$2,200,081	$42,503	$20,877	$2,982,846
President & CEO	2020	$721,154	$0	$1,806,020	$1,320,099	$17,520	$3,864,793
	2019	$639,616	$345,000	$1,171,839	$1,402,994	$17,293	$3,576,742

Kristin L. Guillory, (2)	2021	$320,000	$0	$329,917	$12,029	$12,251	$674,197
CFO

Robert R. LaBorde, Jr.,	2021	$308,462	$0	$442,313	$0	$26,673	$777,448
Chief Operations Officer	2020	$298,269	$0	$319,608	$485,114	$13,693	$1,116,684
	2019	$261,539	$60,000	$363,152	$519,366	$12,703	$1,216,760

Justin S. Hilton,	2021	$284,231	$0	$416,023	$50,551	$12,241	$763,046
President - Cleco Power	2020	$283,846	$0	$237,357	$376,853	$10,050	$908,106
	2019	$253,769	$107,500	$269,359	$381,155	$7,033	$1,018,816

William B. Conway, Jr., (2)	2021	$363,846	$0	$186,108	$0	$13,462	$563,416
Chief Compliance Officer & General Counsel

Former Executive Officers:
Kazi K. Hasan, (3)	2021	$223,462	$0	$0	$0	$31,938	$255,400
Former CFO	2020	$443,078	$0	$243,693	$0	$19,314	$706,085
	2019	$400,008	$0	$257,005	$0	$31,324	$688,337

Robert E. Adrian, (4)	2021	$313,462	$0	$1,100,000	$0	$50,969	$1,464,431
Former Chief Operating Officer - Cleco Cajun	2020	$346,731	$0	$219,308	$0	$18,482	$584,521

(1) Amounts in this column include the change in pension value year over year. For 2021, this amount includes the change in pension value from 2020 to 2021. Negative changes in the pension value year over year are reported as $0.
(2) Ms. Guillory and Mr. Conway are classified as named executive officers for 2021 only.
(3) Mr. Hasan resigned from Cleco effective June 25, 2021.
(4) Mr. Adrian’s employment agreement expired effective November 26, 2021.
General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2021, 2020, and 2019 (the “named executives” or “named executive officers”). The table also includes former executive officers, who would have been named executives had they not left the Company. Compensation components represent both payments made to the named executive officers during the year and other forms of compensation as follows:

•Column C, “Salary;” Column D, “Bonus;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash compensation earned by the named executive in 2021, 2020, or 2019.
•The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2021, 2020, and 2019 under the Pension Plan and SERP, as applicable. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.” The 2021 changes shown in Column F are due in part to the actuarial impact from a decrease in the discount rate used to calculate future benefits under the Pension Plan and SERP. Negative changes, if any, are reported as zero. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “— Compensation Discussion and Analysis — Decisions Made in 2021 with Regard to Each Compensation and Benefit Component — Base Salary.” In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2021, 2020, and 2019 base pay made by Mr. Fontenot, Mr. LaBorde, and Mr. Hasan, pursuant to the Deferred Compensation Plan also is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to the Committee typically on an annual basis, and if approved, usually are implemented in January. Base

CLECO
CLECO POWER	2021 FORM 10-K
salary changes made in 2021 for named executives and the reasons for those changes are discussed in “— Compensation Discussion and Analysis — Decisions Made in 2021 with Regard to Each Compensation and Benefit Component — Base Salary.”

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2021, 2020, or 2019. Amounts in this column for 2019 represent special awards made to the named executive officers for completion of the Cleco Cajun Transaction. No such awards were earned in 2021 and 2020 by the named executive officers.

Non-Equity Incentive Plan Compensation
Column E, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2021 that will be paid in March 2022 under the STIP; earned during 2020 and paid in March 2021 under the STIP; and earned during 2019 and paid in March 2020 under the STIP. Deferral of annual cash incentive payments made by Mr. Fontenot, Mr. LaBorde, and Mr. Hasan pursuant to the Deferred Compensation Plan also is included in Column E and is further detailed in the “Nonqualified Deferred Compensation” table. Column E also includes cash awards earned during 2021 that will be paid in March 2022; earned during 2020 that were paid in March 2021, and earned during 2019 that were paid in February 2020 for the LTIP performance periods ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column F represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2021, 2020, and 2019 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2021, 2020, and 2019; rather, these amounts represent the present value of future retirement payments Cleco projects will be made to each named executive. Changes in the present value of the Pension Plan and SERP benefits from December 31, 2020, to December 31,
2021; from December 31, 2019 to December 31, 2020; and from December 31, 2018, to December 31, 2019, result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column F are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Committee in conjunction with its annual tally sheet analysis. An explanation of why the Company uses SERP and its relationship to other compensation elements can be found in “Decisions Made in 2021 With Regard to Each Compensation and Benefit Component.”
Column F also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2021, 2020, and 2019.

All Other Compensation
Payments made to or on behalf of named executive officers in Column G, “All Other Compensation,” include the following:

•Contributions by Cleco under the 401(k) Plan on behalf of the named executive officers;
•Term life insurance premiums paid for the benefit of the named executive officers;
•Spousal travel;
•Certain corporate memberships; and
•Federal Insurance Contributions Act (FICA) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

The value of the Column G items for 2021 for each named executive officer is as follows:

	MR. FONTENOT	MS. GUILLORY	MR. LABORDE	MR. HILTON	MR. CONWAY	MR. HASAN	MR. ADRIAN
Cleco Contributions to 401(k) Plan	$11,600	$11,537	$25,500	$11,191	$13,462	$23,100	$23,100
Taxable Group Term Life Insurance	830	14	350	350	0	175	1,267
Spousal Travel	1,810	0	0	0	0	0	0
Memberships	700	700	0	700	0	0	0
Unused vacation payout at separation/retirement	0	0	0	0	0	8,663	26,602
Severance	0	0	0	0	0	0	0
FICA Tax on SERP	5,937	0	823	0	0	0	0
Total Other Compensation	$20,877	$12,251	$26,673	$12,241	$13,462	$31,938	$50,969

CLECO
CLECO POWER	2021 FORM 10-K

NAME	GRANT DATE	ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (STIP)			ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (2021-2023 LTIP GRANT)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
A	B	C	D	E	F	G	H
Mr. Fontenot	01/01/21	$0	$721,000	$1,442,000	$0	$1,700,000	$3,400,000
Ms. Guillory	01/01/21	$0	$199,333	$398,667	$0	$297,000	$594,000
Mr. LaBorde	01/01/21	$0	$155,000	$310,000	$0	$294,500	$589,000
Mr. Hilton	01/01/21	$0	$142,500	$285,000	$0	$285,000	$570,000
Mr. Conway	01/01/21	$0	$182,500	$365,000	$0	$383,250	$766,500
Mr. Hasan (1)	01/01/21	$0	$0	$0	$0	$0	$0
Mr. Adrian (2)	01/01/21	$0	$0	$0	$0	$0	$0
(1) Mr. Hasan resigned from Cleco effective June 25, 2021. He received a grant under the LTIP for the 2021-2023 performance cycle; however, all outstanding grants to Mr. Hasan under the LTIP were forfeited upon his resignation. In addition, he was not eligible to receive a payout under the STIP for 2021.
(2) Mr. Adrian’s employment agreement expired on November 26, 2021. Under the terms of his agreement, at termination he received a one-time payment equivalent to the target LTIP grants for each of the outstanding performance cycles (2019-2021, 2020-2022, and 2021-2023). Mr. Adrian will not be eligible for any additional payments under the LTIP or the STIP for 2021.

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
Estimated Future Payments under Non-Equity Incentive Plan Awards (STIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2021 with Regard to Each Compensation and Benefit Component — Annual Cash Incentive” for a discussion of 2021 STIP award calculations.

Estimated Future Payments under Non-Equity Incentive Plan Awards (LTIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2021 with Regard to Each Compensation and Benefit Component — Long-Term Compensation” for a discussion of grants made in 2021.

Pension Benefits

NAME	PLAN NAME (s)	NUMBER OF YEARS OF CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)
Mr. Fontenot	Cleco Corporate Holdings LLC Pension Plan	35	$2,467,753	$0
	Cleco Corporation SERP	35	$5,331,628	$0
Ms. Guillory (1)	Cleco Corporate Holdings LLC Pension Plan	17	$685,537	$0
	Cleco Corporation SERP	0	$0	$0
Mr. LaBorde (2)	Cleco Corporate Holdings LLC Pension Plan	16	$706,813	$0
	Cleco Corporation SERP	13	$2,046,612	$0
Mr. Hilton (3)	Cleco Corporate Holdings LLC Pension Plan	32	$1,865,766	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Conway (4)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Hasan (5)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Adrian (6)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
(1) Ms. Guillory is not a participant in SERP as her appointment to her current position was after the plan was closed to new participants.
(2) Mr. LaBorde has prior years of service credit under the Pension Plan. He is not currently a participant in the Plan because he was rehired after the Pension Plan was closed to new participants in 2007.
(3) Mr. Hilton is not a participant in SERP as his appointment to his current position was after the plan was closed to new participants.
(4) Mr. Conway was not a participant in the Pension Plan or SERP as he was hired after both plans were closed to new participants.
(5) Mr. Hasan was not a participant in the Pension Plan or SERP as he was hired after both plans were closed to new participants.
(6) Mr. Adrian was not a participant in the Pension Plan or SERP as he was hired after both plans were closed to new participants.
General
The Company provides executive officers who meet certain tenure requirements benefits from the Pension Plan and SERP. Vesting in the Pension Plan requires five years of service with the Company. Mr. Fontenot, Ms. Guillory, and Mr. Hilton are fully vested in the Pension Plan. Mr. LaBorde is fully vested in the Pension Plan based on previous service with the Company. Having been rehired after August 1, 2007, he was no longer eligible to participate in the Pension Plan and was included in an enhanced 401(k) Plan for those employees hired (or rehired) on or after August 1, 2007. Messrs. Conway, Hasan and Adrian, having been hired after August 1, 2007, were not eligible to participate in the Pension Plan and were included in an enhanced 401(k) Plan for those employees hired on or after August 1, 2007.
Vesting in SERP requires ten years of service. Under the terms of SERP, automatic vesting occurs upon a Change in Control if a participating executive is involuntarily terminated from the Company. Messrs. Fontenot and LaBorde are all fully vested in SERP based on years of service. Ms. Guillory and

CLECO
CLECO POWER	2021 FORM 10-K
Messrs. Hilton, Conway, Hasan, and Adrian are not participants in SERP.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2021. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 2.98%. Other material assumptions relating to the valuation include use of the Pri-2012 Employee and Healthy Retiree gender distinct mortality tables projected generationally using Scale MP-2020 (using White Collar for SERP present values and no collar for Qualified Plan present values), assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment.
The sum of the change in actuarial value of the Pension Plan during 2021 and the change in value of SERP is included in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

Pension Plan
The Cleco Corporate Holdings LLC Pension Plan, restated effective September 1, 2020, is a defined benefit plan funded entirely by employer contributions. Effective August 1, 2007, the Pension Plan was closed to new participants. Employees hired or rehired on or after August 1, 2007 are eligible to participate in an enhanced 401(k) Plan. Mr. Fontenot, Ms. Guillory, and Mr. Hilton were hired prior to August 1, 2007.
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, the value of benefits accrued or paid (including dividends) under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2021, the amount of earnings was further limited to $290,000 as prescribed by the IRS.
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The pension factor varies with the retirement year. For 2021, the applicable factor was 1.25%. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $235,000 in 2021. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

SERP
SERP is designed to provide retirement income of 65% of an executive officer’s final compensation at normal retirement, age 65. Final compensation under SERP is based on the sum of the highest annual salary paid during the five years prior to termination of employment and the average of the three highest STIP awards paid to the participant during the preceding 60 months. Final compensation also is determined without regard to the IRS limit on compensation. The SERP benefit rate at normal retirement is reduced by 2% per year for each year a participant retires prior to age 65, with a minimum benefit rate of 45% at age 55. The final benefit rate also may be reduced further if a participant separates from service prior to age 55. This actuarially determined reduction factor is equivalent to that used in the Pension Plan, which is 3% for each year from age 55 to 62. For example, if a SERP participant were to terminate service at age 50 and start receiving his or her SERP benefit at age 55, his or her SERP benefit rate would be 35.6%. This is the product of the minimum SERP benefit of 45% reduced by another 21% for early commencement. The actual SERP benefit payments are reduced if a participant is to receive benefit payments from the Pension Plan, has received certain employer contributions related to the 401(k) Plan and/or is eligible to receive retirement-type payments from former employers and subsequent employers, if applicable.
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
In July 2014, Cleco Corporation’s Board of Directors closed SERP to new participants. In August 2016, the Company’s Board of Managers voted to freeze salary and bonus components used in the final compensation calculation as of December 31, 2017, for Mr. LaBorde. In December 2017, the Company entered into an employment agreement with Mr. Fontenot as its CEO, the terms of which amended the calculation of Mr. Fontenot’s SERP benefit to include a fixed benefit depending upon the year Mr. Fontenot separates from the Company. With regard to former employees or their beneficiaries, all terms of SERP will continue.

CLECO
CLECO POWER	2021 FORM 10-K
Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of December 31, 2021.

	ESTIMATED PAYMENTS AT 55 (OR ACTUAL ATTAINED AGE IF GREATER THAN 55)
	PENSION	SERP	TOTAL
Mr. Fontenot	$125,686	$139,314	$265,000
Ms. Guillory	$48,544	$0	$48,544
Mr. LaBorde	$40,020	$59,315	$99,335
Mr. Hilton	$102,926	$0	$102,926
Mr. Conway (1)	$0	$0	$0
Mr. Hasan (1)	$0	$0	$0
Mr. Adrian (1)	$0	$0	$0
(1) Messrs. Conway, Hasan and Adrian were not participants in the Pension Plan, as they were hired after August 1, 2007, nor SERP, as they were hired after the plan was closed to new participants in July 2014.

Nonqualified Deferred Compensation

NAME	EXECUTIVE OFFICER CONTRIBUTIONS IN 2021 ($)(1)	COMPANY CONTRIBUTIONS IN 2021 ($)	AGGREGATE EARNINGS IN 2021 ($) (2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS IN 2021($)	AGGREGATE BALANCE AT DECEMBER 31, 2021 ($)(3)
A	B	C	D	E	F
Mr. Fontenot	$417,308	$0	$391,671	$0	$3,091,552
Ms. Guillory	$0	$0	$0	$0	$0
Mr. LaBorde	$24,607	$0	$118,238	$0	$827,887
Mr. Hilton	$0	$0	$0	$0	$0
Mr. Conway	$0	$0	$0	$0	$0
Mr. Hasan	$10,461	$0	$6,505	$50,822	$0
Mr. Adrian	$0	$0	$0	$0	$0
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2021 and are included in the amounts shown in Columns C and G, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.
Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Messrs. Fontenot, LaBorde and Hasan elected to participate in the Deferred Compensation Plan during 2021. All deferral elections for 2021 were made prior to the beginning of 2021 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
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

Potential Payments at Termination or Change in Control
The following tables, “Potential Payments at Termination or Change in Control,” detail the estimated value of payments and benefits provided to each named executive officer assuming the following separation events occurred as of December 31, 2021: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. The Company has selected these events based on long-standing provisions in employee benefit plans, such as the Pension Plan and 401(k) Plan, or because the use is common within the industry and Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the STIP, LTIP, and SERP.
At its October 2011 meeting, Cleco Corporation’s Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014 and July 2015, the Cleco Corporation’s Compensation Committee approved amendments to the Executive Severance Plan. At

CLECO
CLECO POWER	2021 FORM 10-K
December 31, 2021, all of the named executive officers were covered by the Executive Severance Plan.
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

Disability
Annual disability benefits are payable when a total and permanent disability occurs and are paid until the executive officer’s normal retirement age, which is age 65. This benefit is provided under SERP, if applicable, and is paid regardless of whether the executive was vested in SERP at the time of disability. At age 65, a disabled executive is eligible to receive annual retirement benefits under the Pension Plan, for those who are participants, and SERP as outlined under the headings “Pension Plan” and “SERP,” respectively. The executive officer also is eligible to receive a one-time, prorated share of the current year’s STIP award and a prorated award for each LTIP performance cycle in which he/she participates to the extent those performance cycles award at their completion.

Death
A prorated share of the current year’s STIP award and a supplemental death benefit provided from SERP, if applicable, are paid to an executive officer’s designated beneficiary in the event of death in service. Both are one-time payments. The executive officer’s designated beneficiary is also eligible to receive a prorated award for each LTIP performance cycle in which the executive officer participates, to the extent those performance cycles award at their completion.
Annual survivor benefits are payable to an executive officer’s surviving spouse for his/her life, or if there is no surviving spouse, to the executive officer’s designated beneficiary for a period of ten years or, if no designated beneficiary is named, to the executive officer’s estate for a period of ten years. Amounts are calculated under the provisions of the Pension Plan and SERP. For more information, see the discussion under the headings “Pension Plan” and “SERP,” respectively, as well as SERP provisions relating to death while in service. Survivor benefits are paid from SERP regardless of vested status in SERP at the time of death. The SERP supplemental death benefit is paid only to executives who were employed by the Company on or after December 17, 1999. Messrs. Fontenot and LaBorde are eligible for this benefit.

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
Under the terms of the Executive Severance Plan, an executive would receive constructive termination payments including up to 52 weeks of base compensation, up to $50,000 in lieu of outplacement services and reimbursement of premiums paid to maintain coverage under Cleco’s medical plan for up to 18 months. The executive also would be eligible for a prorated portion of the current year’s payout under the STIP and a prorated award for the LTIP performance cycles in which he/she participates, to the extent those performance cycles award at their completion.
If the executive officer has vested retirement benefits and has attained eligible retirement age, he/she would receive retirement benefits as described under “Pension Benefits.”

Termination for Cause
“Cause” is defined as an executive’s (i) intentional act of fraud, embezzlement or theft in the course of employment or other intentional misconduct that is materially injurious to the Company’s financial condition or business reputation; (ii) intentional damage to Company property, including the wrongful disclosure of its confidential information; (iii) willful and intentional refusal to perform the essential duties of his/her position; (iv) failure to fully cooperate with government or independent agency investigations; (v) conviction of a felony or crime involving moral turpitude; (vi) willful, reckless, or negligent violation of the material provisions of Cleco’s Code of Conduct; or (vii) reckless or intentional acts or failures to act in a manner which materially compromises his/her ability to perform the essential duties of his/her position; or (viii) willful, reckless, or negligent violation of rules related to the Sarbanes-Oxley Act or rules adopted by the SEC. No payments, other than those required by law, are made or benefits provided under the Executive Severance Plan if an executive officer is terminated for cause. If an executive officer is vested in SERP, that benefit is forfeited. The value of that forfeiture is shown as a negative number in the separation payments tables.

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

CLECO
CLECO POWER	2021 FORM 10-K
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
Under the Executive Severance Plan, an executive would receive an amount up to two times the sum of annualized base salary and the average non-equity incentive plan bonus over the last three fiscal years and reimbursement of COBRA premiums for up to 24 months. Payments may also include the purchase of the executive officer’s primary residence and reimbursement of relocation expenses, but only if the executive relocates his/her primary residence more than 100 miles. No excise tax payments or gross-ups are made; instead, benefits will be reduced in lieu of the imposition of the tax. The numbers shown below do not give effect to this reduction.
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
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2021. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under the STIP and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the STIP, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to the Company to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to the Company to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Annual Report on Form 10-K are assumed to occur in the past, as of December 31, 2021.

CLECO
CLECO POWER	2021 FORM 10-K

Mr. Fontenot
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$721,000	$0	$2,771,426
Annual Cash Bonus	0	735,931	735,931	735,931	735,931	0	0
Long-Term Incentive	0	3,130,817	3,130,817	3,130,817	3,130,817	0	4,850,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	50,000	0	0
Present Value of Incremental SERP Payments(1)	0	351,994	4,165,053	0	0	(2,956,774)	2,792,416
SERP Supplemental Death Benefit	0	0	2,163,000	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	30,425	0	40,566
Total Incremental Value	$0	$4,218,742	$10,194,801	$3,866,748	$4,668,173	$(2,956,774)	$10,537,908
(1) As of December 31, 2021, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.

Ms. Guillory
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$380,000	$0	$1,023,554
Annual Cash Bonus	0	212,785	212,785	0	212,785	0	0
Long-Term Incentive	0	406,799	406,799	0	406,799	0	703,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	30,425	0	40,566
Total Incremental Value	$0	$619,584	$619,584	$0	$1,055,009	$0	$1,850,620
(1) As of December 31, 2021, Ms. Guillory was not eligible for retirement.

Mr. LaBorde
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$310,000	$0	$915,302
Annual Cash Bonus	0	157,779	157,779	0	157,779	0	0
Long-Term Incentive	0	576,034	576,034	0	576,034	0	876,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(2)	0	1,038,558	1,547,234	0	0	(1,286,466)	1,241,920
SERP Supplemental Death Benefit	0	0	775,000	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	30,425	0	40,566
Total Incremental Value	$0	$1,772,371	$3,056,047	$0	$1,099,238	$(1,286,466)	$3,157,288
(1) As of December 31, 2021, Mr. LaBorde was not eligible for retirement.
(2) As of December 31, 2021, Mr. LaBorde was vested in SERP payments, which would be forfeited upon termination for cause.

Mr. Hilton
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$285,000	$0	$819,369
Annual Cash Bonus	0	136,858	136,858	0	136,858	0	0
Long-Term Incentive	0	875,832	875,832	0	875,832	0	873,500
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	30,425	0	40,566
Total Incremental Value	$0	$1,012,690	$1,012,690	$0	$1,353,115	$0	$1,816,935
(1) As of December 31, 2021, Mr. Hilton was not eligible for retirement.

CLECO
CLECO POWER	2021 FORM 10-K

Mr. Conway
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$365,000	$0	$791,699
Annual Cash Bonus	0	186,108	186,108	0	186,108	0	0
Long-Term Incentive	0	361,083	361,083	0	361,083	0	733,250
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	34,163	0	45,550
Total Incremental Value	$0	$547,191	$547,191	$0	$971,354	$0	$1,653,999
(1) As of December 31, 2021, Mr. Conway was not eligible for retirement.

BOARD OF MANAGERS COMPENSATION

2021 Board of Managers Compensation

NAME (1)	FEES EARNED OR PAID IN CASH ($)	TOTAL ($)
A	B	C
Rick Gallot	$160,000	$160,000
Randy Gilchrist	$160,000	$160,000
Peggy Scott	$250,000	$250,000
Melissa Stark	$3,750	$3,750
Bruce Wainer	$160,000	$160,000
(1)Messrs. Chapman, Fronimos, Hanrahan, Leslie, Perry, Rubin, Turner, and Solís-Hernández were appointed to the Boards by the Owner Group and do not receive additional compensation for their service on the Boards.

General
Column B, “Fees Earned or Paid in Cash” represents cash compensation earned and/or received in 2021.
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

Fees Earned or Paid in Cash
During 2021, each Board Manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, received an annual cash retainer of $160,000. Ms. Stark received an annual cash retainer of $3,750. During this period, the non-management Chair was compensated with an additional retainer of $90,000.
Board Managers are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2021.
Cleco reimburses Board Managers for travel and related expenses incurred for attending meetings of Cleco’s Boards and Board committees, including travel costs for spouses/companions. No expenses for spouses/companions were incurred during 2021.
Cleco also provides its Board Managers who are not employed by Cleco or appointed by the Owner Group with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained by Cleco Power. The total 2021 premium for all coverage (exempt employees, officers and Board Managers) under this plan was $6,128.

Interests of the Board of Managers
In 2021, no non-management member of Cleco’s Boards performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s Boards.

REPORT OF THE LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE
The Leadership Development and Compensation Committee of the Boards (see “Boards of Managers of Cleco” above and “Director Independence and Related Party Transactions” below), includes four managers, one of whom meets the additional requirements for independence which were adopted by the Board. The Leadership Development and Compensation Committee operates under a written charter last revised in December 2021, a copy of which is posted on Cleco’s web site at https://www.cleco.com/about/leadership-governance/board-committees. A copy of this charter also is available free of charge by request sent to: Public Relations, Cleco, P.O. Box 5000, Pineville, LA 71361-5000.
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
Christopher Leslie
Rick Gallot
Steven Turner

CLECO
CLECO POWER	2021 FORM 10-K
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

CEO Pay Ratio
The aggregate compensation of the executive who served in the CEO role in 2021 (Mr. Fontenot) was $2,995,802. This amount differs from the aggregate amount reflected in the Summary Compensation Table included in this Annual Report on Form 10-K because of the inclusion of the value of the Company’s contribution to health and welfare benefits. The median employee’s annual total compensation for 2021 was $112,740, calculated including the same components of total pay as was used for Mr. Fontenot. As a result, Cleco estimates that the CEO’s 2021 annual total compensation was 26.6 times that of the median employee’s annual total compensation. The median employee was determined based on employees of the Company on December 31, 2021, using the consistently applied compensation measure of target total cash compensation (including base salary and target bonus). Target total cash compensation was annualized for those employees that were not employed for the full year of 2021.
Cleco believes that the above pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. In addition, because the SEC rules for identifying the median employee allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

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
Cleco has no relationships to report under Item 407(a)(3).

CLECO
CLECO POWER	2021 FORM 10-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2021, and 2020, respectively, were as follows:

	2021	2020
Audit fees	$2,258,964	$3,005,041
Audit-related fees	206,250	13,000
Tax fees	394,920	550,000
Other fees	8,251	4,700
Total	$2,868,385	$3,572,741

Audit fees include professional fees rendered by PwC for financial statement audit and review services that are customary under generally accepted auditing standards or that are customary for the purpose of rendering an opinion or review report on the financial statements.
Audit-related fees consist of assurance and related services that are traditionally performed by the auditor, such as due diligence services, consultations concerning financial accounting and reporting standards, and audits of stand-alone financial statements or other assurance services not required by statute or regulation.
Tax fees consist of professional services rendered by PwC for tax compliance, tax planning and tax advice, and consulting services, including assistance and representation in connection with tax audits and appeals, employee benefit plans and requests for rulings or technical advice from taxing authorities.
Other fees primarily reflect costs for accounting research software licenses.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. During 2021 and 2020, all audit and non-audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2021, and 2020, professional services provided for Cleco Power that were directly billed to Cleco Holdings, were allocated to Cleco Power though not billed directly to Cleco Power. The following is Cleco Power’s allocation of professional services provided by PwC:

	2021	2020
Audit fees	$1,846,721	$2,331,213
Audit-related fees	176,250	13,000
Tax fees	315,936	445,500
Other fees	6,601	3,807
Total	$2,345,508	$2,793,520

CLECO
CLECO POWER	2021 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	59
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238	68
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019	61
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019	62
	Consolidated Balance Sheets at December 31, 2021, and 2020	63
	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	65
	Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020, and 2019	67
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019	70
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019	71
	Cleco Power Consolidated Balance Sheets at December 31, 2021, and 2020	72
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	74
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2021, 2020, and 2019	76
	Notes to the Financial Statements	77
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2021, 2020, and 2019	153
	Condensed Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019	154
	Condensed Balance Sheets at December 31, 2021, and 2020	155
	Condensed Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	156
	Notes to the Condensed Financial Statements	157
	Schedule II — Valuation and Qualifying Accounts
	Cleco - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020, and 2019	159
	Cleco Power - Valuation and Qualifying Accounts for the years ended December 2021, 2020, and 2019	159
	Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto
15(a)(3)	List of Exhibits	149

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

CLECO
CLECO POWER	2021 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	2(b)	Purchase and Sale Agreement dated as of February 6, 2018 by and between NRG Energy, Inc., a Delaware Corporation, as Seller, NRG South Central Generating LLC, a Delaware limited liability company, as the Company and Cleco Energy LLC, a Louisiana limited liability company, as Purchaser	1-15759	10-Q(3/18)	2.1
	2(c)	Letter Agreement, dated as of February 1, 2019 between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC) amending, supplementing and modifying the Purchase and Sale Agreement (the “Purchase Agreement”), dated as of February 6, 2018, by and between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC).	1-15759	8-K(2/8/19)	10.6
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(6)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(7)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(b)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(b)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(b)(4)	Third Supplemental Indenture dated May 24, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/24/16)	4.2
	4(c)(1)	Indenture, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.1
	4(c)(2)	Supplemental Indenture No.1, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.2
	4(d)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
	4(e)(1)	Indenture, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-15759	8-K(09/10/21)	4.1
	4(e)(2)	Supplemental Indenture No. 1, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-15759	8-K(09/10/21)	4.2
	4(e)(3)	Form of Note (included in Supplemental Indenture No. 1, dated September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee)	1-15759	8-K(09/10/21)	4.3
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3 (No New Participants)	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Cleco Corporate Holdings LLC Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No.4 (Special CEO Benefit)	1-15759	8-K(12/21/17)	10.2
**	10(a)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporate Holdings LLC Executive Severance Plan, effective May 21, 2021	1-15759	10-Q(6/21)	10.3
**	10(b)(2)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-15759	8-K(3/28/17)	10.1
**	10(b)(3)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(4)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-15759	8-K(12/21/17)	10.1
**	10(c)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(c)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(c)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
**	10(c)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**	10(c)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(d)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(d)(2)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(d)(3)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(d)(4)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(12/21/17)	10.1
	10(d)(5)	Term Loan Agreement, dated as of February 1, 2019 among Cleco Corporate Holdings LLC, the Lenders from time to time party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.2
	10(d)(6)	Amendment No. 1, dated as of May 15, 2020, to the Term Loan Agreement, dated as of February 1, 2019, by and among Cleco Corporate Holdings LLC (f/k/a/ Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent	1-15759	8-K(5/21/20)	10.1

CLECO
CLECO POWER	2021 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(d)(7)	Credit Agreement, dated as of May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.1
	10(d)(8)	Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.2
	10(d)(9)	Credit Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.1
	10(d)(10)	Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.2
	10(e)(1)	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.3
	10(e)(2)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle	1-15759	10-Q(3/17)	10.4
	10(e)(3)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle	1-15759	10-Q(3/17)	10.5
	10(f)	Form of Fifth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2021, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-15759	10-Q(3/21)	10.1
	10(g)	2017 Short-Term Incentive Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.6
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2021
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2021 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(b)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(a)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(a)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(c)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(d)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(e)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
	4(f)(1)	Indenture, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(09/10/21)	4.1
	4(f)(2)	Supplemental Indenture No. 1, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(09/10/21)	4.2
	4(f)(3)	Form of Note (included in Supplemental Indenture No. 1, dated September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee)	1-05663	8-K(09/10/21)	4.3
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(b)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(b)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(b)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(b)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/17)	10.1
	10(b)(6)	Credit Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-05663	8-K(5/26/21)	10.1
	10(b)(7)	Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-05663	8-K(5/26/21)	10.2
	10(c)(1)	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.1
	10(c)(2)	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.2
	10(c)(3)	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC, dated March 6, 2008	1-05663	8-K(3/6/08)	10.3
	10(d)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
**	10(e)(1)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-05663	8-K(3/28/17)	10.1
**	10(e)(2)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-05663	8-K(12/21/17)	10.1
	10(f)	Form of Fifth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2021, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-05663	10-Q(3/21)	10.1
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2021
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2021 FORM 10-K

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Operating expenses
Administrative and general	$1,644	$1,497	$3,263
Merger transaction costs	436	3,606	7,803
Other operating expense	247	239	130
Total operating expenses	2,327	5,342	11,196
Operating loss	(2,327)	(5,342)	(11,196)
Equity income from subsidiaries, net of tax	234,512	173,337	205,187
Interest, net	(60,461)	(64,362)	(70,252)
Other income, net	8,788	3,021	8,568
Income before income taxes	180,512	106,654	132,307
Federal and state income tax benefit	(14,454)	(15,646)	(20,358)
Net income	$194,966	$122,300	$152,665
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Net income	$194,966	$122,300	$152,665
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $394, tax benefit of $2,922, and tax benefit of $6,808, respectively)	2,167	(8,283)	(19,299)
Total other comprehensive income (loss), net of tax	2,167	(8,283)	(19,299)
Comprehensive income, net of tax	$197,133	$114,017	$133,366
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2021	2020
Assets
Current assets
Cash and cash equivalents	$10,408	$21,622
Accounts receivable - affiliate	94,704	75,948
Other accounts receivable	419	599
Taxes receivable, net	4,001	4,196
Cash surrender value of trust-owned life insurance policies	82,316	72,954
Other current assets	59	—
Total current assets	191,907	175,319
Equity investment in subsidiaries	4,304,496	4,181,383
Accumulated deferred federal and state income taxes, net	148,371	134,809
Other deferred charges	1,010	812
Total assets	$4,645,784	$4,492,323

Liabilities and member's equity
Liabilities
Current liabilities
Long-term debt due within one year	$67,700	$66,000
Accounts payable	570	735
Accounts payable - affiliate	120,691	99,822
Taxes payable, net	14	—
Interest accrued	10,123	10,158
Deferred compensation	14,420	13,240
Other current liabilities	748	756
Total current liabilities	214,266	190,711
Postretirement benefit obligations	3,941	4,453
Other deferred credits	1,313	1,813
Long-term debt, net	1,472,108	1,538,323
Total liabilities	1,691,628	1,735,300
Commitments and contingencies (Note 5)
Member's equity	2,954,156	2,757,023
Total liabilities and member's equity	$4,645,784	$4,492,323
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Operating activities
Net cash provided by operating activities	$56,054	$73,452	$189,644
Investing activities
Return of equity investment in tax credit fund	—	—	1,625
Contribution to subsidiary	—	—	(962,170)
Net cash used in investing activities	—	—	(960,545)
Financing activities
Draws on credit facility	—	88,000	75,000
Payments on credit facility	—	(88,000)	(75,000)
Issuance of long-term debt	—	—	700,000
Repayment of long-term debt	(66,000)	(64,000)	(370,000)
Payment of financing costs	(1,268)	(2,838)	(5,929)
Contribution from member	—	—	384,900
Net cash (used in) provided by financing activities	(67,268)	(66,838)	708,971
Net (decrease) increase in cash and cash equivalents	(11,214)	6,614	(61,930)
Cash and cash equivalents at beginning of period	21,622	15,008	76,938
Cash and cash equivalents at end of period	$10,408	$21,622	$15,008

Supplementary cash flow information
Interest paid, net of amount capitalized	$57,688	$62,745	$56,768
Income taxes (refunded), net	$—	$(2,942)	$(19)
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2021 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2021, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.76 billion and exceeded 25% of its total consolidated net assets.
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

Note 2 — Debt
At December 31, 2021, and 2020 Cleco Holdings had no short-term debt outstanding.
At December 31, 2021, Cleco Holding’s long-term debt outstanding was $1.54 billion, of which $67.7 million was due within one year. The amount due within one year represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
On May 21, 2021, Cleco Holdings entered into a $175.0 million revolving credit agreement and a $266.0 million term loan agreement. These agreements replaced Cleco Holdings’ existing revolving credit agreement and term loan agreement. The revolving credit agreement matures on May 21, 2026. Under this agreement, Cleco Holdings is required to maintain total indebtedness less than or equal to 65.0% of total capitalization. The borrowing costs under this agreement are currently equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively. At December 31, 2021, Cleco Holdings had no borrowings outstanding under its revolving credit agreement. Cleco Holdings’ term loan agreement matures on May 21, 2024 and has an interest rate of LIBOR plus 1.625% or ABR plus 0.625%.
Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco Holdings, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2021, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

The principal amounts payable under long-term debt agreements for each year through 2026 and thereafter are as follows:

AMOUNTS PAYABLE UNDER LONG-TERM DEBT ARRANGEMENTS	(THOUSANDS)
For the year ending Dec. 31,
2022	$—
2023	$165,000
2024	$200,000
2025	$—
2026	$535,000
Thereafter	$650,000

Note 3 — Cash Distributions and Equity Contributions
Some provisions in Cleco Power’s debt instruments restrict the amount of equity available for distribution to Cleco Holdings by Cleco Power by requiring Cleco Power’s total indebtedness to be less than or equal to 65.0% of total capitalization. In addition, the 2016 Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings.
The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2021, 2020, and 2019:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Cleco Power	$—	$—	$20,000
Cleco Cajun	111,000	134,000	205,000
Total	$111,000	$134,000	$225,000

During the years ended December 31, 2021, 2020, and 2019, Cleco Holdings made no non-cash equity contributions to affiliates.
During the year ended December 31, 2021, and 2020, Cleco Holdings made no cash contributions to affiliates. During the year ended December 31, 2019, Cleco Holdings made $962.2 million of contributions to Cleco Cajun to finance the Cleco Cajun Transaction.
During the years ended December 31, 2021, and 2020, Cleco Holdings received no equity contributions from Cleco Group. During the year ended December 31, 2019, Cleco

CLECO
CLECO POWER	2020 FORM 10-K

Holdings received $384.9 million equity contributions from Cleco Group.
During the years ended December 31, 2021, 2020, and 2019, Cleco Holdings made no distribution payments to Cleco Group.

Note 4 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax expense (benefit) for the following line items:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	2019
Federal and state income tax benefit	$(14,454)	$(15,646)	$(20,358)
Equity income from subsidiaries - federal and state income tax expense	$27,565	$51,364	$63,523

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

CLECO
CLECO POWER	2020 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2021	$2,758	$5,463	$6,919	$1,302
Year Ended Dec. 31, 2020	$3,005	$6,176	$6,423	$2,758
Year Ended Dec. 31, 2019	$814	$2,323	$132	$3,005
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2021	$—	$—	$—	$—
Year Ended Dec. 31, 2020	$1,100	$12,329	$13,429	$—
Year Ended Dec. 31, 2019	$3,672	$4,000	$6,572	$1,100
Restricted Storm Reserve
Year Ended Dec. 31, 2021	$—	$—	$—	$—
Year Ended Dec. 31, 2020	$12,285	$44	$12,329	$—
Year Ended Dec. 31, 2019	$15,485	$800	$4,000	$12,285
(1) Included in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Uncollectible Accounts
Year Ended Dec. 31, 2021	$2,758	$5,463	$6,919	$1,302
Year Ended Dec. 31, 2020	$3,005	$6,176	$6,423	$2,758
Year Ended Dec. 31, 2019	$814	$2,323	$132	$3,005
(1) Deducted in the consolidated balance sheet

(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD(1)
Unrestricted Storm Reserve
Year Ended Dec. 31, 2021	$—	$—	$—	$—
Year Ended Dec. 31, 2020	$1,100	$12,329	$13,429	$—
Year Ended Dec. 31, 2019	$3,672	$4,000	$6,572	$1,100
Restricted Storm Reserve
Year Ended Dec. 31, 2021	$—	$—	$—	$—
Year Ended Dec. 31, 2020	$12,285	$44	$12,329	$—
Year Ended Dec. 31, 2019	$15,485	$800	$4,000	$12,285
(1) Included in the consolidated balance sheet

CLECO
CLECO POWER	2020 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: March 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	President & Chief Executive Officer	March 7, 2022
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 7, 2022
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 7, 2022
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Gerald C. Hanrahan, Jr.
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Domingo Solís-Hernández
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 7, 2022
(William G. Fontenot, as Attorney-in-Fact)

CLECO
CLECO POWER	2020 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(Chief Executive Officer)

Date: March 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	Chief Executive Officer	March 7, 2022
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 7, 2022
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 7, 2022
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Gerald C. Hanrahan, Jr.
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Domingo Solís-Hernández
Melissa Stark
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 7, 2022
(William G. Fontenot, as Attorney-in-Fact)