Form 10-Q
period 2022-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2022-05-12
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Or
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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
Big Cajun II, Unit 1	A 580-MW coal-fired generating unit at Cleco Cajun’s plant site in New Roads, Louisiana.
Big Cajun II, Unit 2	A 540-MW natural-gas-fired generating unit at Cleco Cajun’s plant site in New Roads, Louisiana
Big Cajun II, Unit 3	A 588-MW coal-fired generating unit at Cleco Cajun’s plant site in New Roads, Louisiana. Cleco Cajun has a 58% ownership interest in the capacity of Big Cajun II, Unit 3.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CCR	Coal combustion by-products or residual
CDC	Centers for Disease Control and Prevention
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC and its subsidiaries
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MAM, BCI, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Como 1	Como 1, L.P., currently known as Cleco Partners
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variants thereof, and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station. The Dolet Hills Power Station was retired on December 31, 2021.
EAC	Environmental Adjustment Clause

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESG	Environmental, Social, and Governance
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
OSHA	Occupational Safety and Health Administration
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIP	State Implementation Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on greenhouse gas emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks, and other conflicts and hostilities, including the current armed conflict in Ukraine,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation, technological advances, a shift in demand, or legal action,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts, and Cleco Power’s ability to recover restoration costs associated with these events,
•the ability of Cleco’s customers to continue paying their utility bills due to rising costs related to fuel, hurricanes, ice storms, or other events,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for utility services,
•Cleco’s ability to recontract existing power purchase agreements or secure future power purchase agreements with wholesale customers,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the effect of the trend toward distributed generation at customer sites, the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, or increased distributed generation,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal proceedings and other contingencies,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in this report and in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$397,309	$366,245
Other operations	52,007	49,726
Gross operating revenue	449,316	415,971
Electric customer credits	(136)	(20,976)
Operating revenue, net	449,180	394,995
Operating expenses
Fuel used for electric generation	(2,506)	55,820
Purchased power	115,828	144,702
Other operations and maintenance	68,143	72,112
Depreciation and amortization	69,088	54,947
Taxes other than income taxes	16,448	21,117
Total operating expenses	267,001	348,698
Operating income	182,179	46,297
Interest income	756	647
Allowance for equity funds used during construction	931	887
Other expense, net	(190)	(3,033)
Interest charges
Interest charges, net	33,903	34,091
Allowance for borrowed funds used during construction	(384)	(200)
Total interest charges	33,519	33,891
Income before income taxes	150,157	10,907
Federal and state income tax benefit	(5,587)	(9,420)
Net income	$155,744	$20,327
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Net income	$155,744	$20,327
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $5 in 2022 and $222 in 2021)	14	628
Total other comprehensive income, net of tax	14	628
Comprehensive income, net of tax	$155,758	$20,955
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Assets
Current assets
Cash and cash equivalents	$197,774	$148,563
Restricted cash and cash equivalents	1,675	1,674
Customer accounts receivable (less allowance for credit losses of $1,002 in 2022 and $1,302 in 2021)	81,558	91,869
Accounts receivable - affiliate	3,046	3,041
Other accounts receivable	57,567	27,818
Taxes receivable	33,597	564
Unbilled revenue	34,692	37,663
Fuel inventory, at average cost	80,547	68,838
Materials and supplies, at average cost	138,250	133,666
Energy risk management assets	82,656	43,479
Accumulated deferred fuel	49,597	56,826
Cash surrender value of company-/trust-owned life insurance policies	84,690	98,576
Prepayments	8,562	13,283
Regulatory assets	31,724	29,261
Other current assets	5,220	12,839
Total current assets	891,155	767,960
Property, plant, and equipment
Property, plant, and equipment	5,450,092	5,416,722
Accumulated depreciation	(763,332)	(700,991)
Net property, plant, and equipment	4,686,760	4,715,731
Construction work in progress	110,129	100,163
Total property, plant, and equipment, net	4,796,889	4,815,894
Equity investment in investee	2,072	2,072
Goodwill	1,490,797	1,490,797
Prepayments	24,697	21,598
Operating lease right of use assets	23,429	24,014
Restricted cash and cash equivalents	745	745
Note receivable	13,543	13,744
Regulatory assets	801,162	810,820
Intangible assets	75,835	82,235
Energy risk management assets	84,898	50,962
Other deferred charges	45,005	44,177
Total assets	$8,250,227	$8,125,018
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Liabilities and member’s equity
Liabilities
Current liabilities
Long-term debt and finance leases due within one year	$93,474	$93,455
Accounts payable	138,502	167,886
Accounts payable - affiliate	11,295	51,297
Customer deposits	61,564	60,852
Provision for rate refund	5,845	5,682
Taxes payable	23,630	6,311
Interest accrued	39,555	15,203
Energy risk management liabilities	599	834
Regulatory liabilities	44,072	44,072
Deferred compensation	13,484	14,420
Other current liabilities	38,606	53,150
Total current liabilities	470,626	513,162
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	795,153	755,764
Postretirement benefit obligations	291,606	291,606
Regulatory liabilities - deferred taxes, net	36,854	51,472
Deferred lease revenue	29,150	31,451
Intangible liabilities	17,737	18,997
Asset retirement obligations	69,695	69,667
Operating lease liabilities	20,577	21,128
Other deferred credits	30,078	27,582
Total long-term liabilities and deferred credits	1,290,850	1,267,667
Long-term debt and finance leases, net	3,388,837	3,390,033
Total liabilities	5,150,313	5,170,862
Commitments and contingencies (Note 12)
Member’s equity	3,099,914	2,954,156
Total liabilities and member’s equity	$8,250,227	$8,125,018
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022		2021
Operating activities
Net income	$155,744		$20,327
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	77,075		62,549
Provision for credit losses	391		1,874
Unearned compensation expense	1,357		2,422
Allowance for equity funds used during construction	(931)		(887)
Gain on risk management assets and liabilities, net	(104,919)		(4,697)
Deferred lease revenue	(2,301)		(2,301)
Deferred income taxes	24,766		(6,684)
Cash surrender value of company-/trust-owned life insurance	(2,460)		(2,841)
Changes in assets and liabilities
Accounts receivable	(10,398)		(19,478)
Unbilled revenue	2,971		7,474
Fuel inventory and materials and supplies	(16,794)		(2,838)
Prepayments	2,200		263
Accounts payable	(32,448)		(47,838)
Accounts payable - affiliate	(40,002)		—
Customer deposits	2,726		3,236
Postretirement benefit obligations	20		1,446
Regulatory assets and liabilities, net	4,155		(19,459)
Deferred fuel recoveries	9,542		(41,121)
Other deferred accounts	405		(4,217)
Taxes accrued	(16,032)		12,459
Interest accrued	24,351		24,159
Energy risk management collateral received	26,300		—
Other operating	(6,603)		(5,891)
Net cash provided by (used in) operating activities	99,115		(22,043)
Investing activities
Additions to property, plant, and equipment	(40,199)		(37,771)
Return of equity investment in investee	—		1,750
Other investing	491		356
Net cash used in investing activities	(39,708)		(35,665)
Financing activities
Draws on revolving credit facilities	—		60,000
Distributions to member	(10,000)		—
Other financing	(195)		(284)
Net cash (used in) provided by financing activities	(10,195)		59,716
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	49,212		2,008
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	150,982	(1)	90,265
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$200,194	(2)	$92,273
Supplementary cash flow information
Interest paid, net of amount capitalized	$6,987		$7,225
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,377		$14,246

(1) Includes cash and cash equivalents of $148,563, current restricted cash and cash equivalents of $1,674, and non-current restricted cash and cash equivalents of $745.
(2) Includes cash and cash equivalents of $197,774, current restricted cash and cash equivalents of $1,675, and non-current restricted cash and cash equivalents of $745.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
Net income	—	20,327	—	20,327
Other comprehensive income, net of tax	—	—	628	628
Balances, Mar. 31, 2021	$2,454,276	$348,870	$(25,168)	$2,777,978

Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
Distributions to member	—	(10,000)	—	(10,000)
Net income	—	155,744	—	155,744
Other comprehensive income, net of tax	—	—	14	14
Balances, Mar. 31, 2022	$2,454,276	$669,253	$(23,615)	$3,099,914
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$296,097	$267,158
Other operations	19,084	18,626
Affiliate revenue	1,459	1,655
Gross operating revenue	316,640	287,439
Electric customer credits	(136)	(20,976)
Operating revenue, net	316,504	266,463
Operating expenses
Fuel used for electric generation	100,582	45,210
Purchased power	50,410	79,033
Other operations and maintenance	48,729	53,565
Depreciation and amortization	45,239	42,076
Taxes other than income taxes	12,631	16,502
Total operating expenses	257,591	236,386
Operating income	58,913	30,077
Interest income	740	642
Allowance for equity funds used during construction	931	887
Other expense, net	(2,035)	(4,258)
Interest charges
Interest charges, net	19,185	18,846
Allowance for borrowed funds used during construction	(384)	(200)
Total interest charges	18,801	18,646
Income before income taxes	39,748	8,702
Federal and state income tax expense (benefit)	724	(9,723)
Net income	$39,024	$18,425
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Net income	$39,024	$18,425
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $113 in 2022 and $162 in 2021)	306	458
Amortization of interest rate derivatives to earnings (net of tax expense of $23 in 2022 and $22 in 2021)	63	64
Total other comprehensive income, net of tax	369	522
Comprehensive income, net of tax	$39,393	$18,947
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Assets
Utility plant and equipment
Property, plant, and equipment	$5,777,277	$5,745,489
Accumulated depreciation	(1,957,956)	(1,919,766)
Net property, plant, and equipment	3,819,321	3,825,723
Construction work in progress	104,354	94,573
Total utility plant and equipment, net	3,923,675	3,920,296
Current assets
Cash and cash equivalents	108,241	85,667
Restricted cash and cash equivalents	1,675	1,674
Customer accounts receivable (less allowance for credit losses of $1,002 in 2022 and $1,302 in 2021)	39,768	48,551
Accounts receivable - affiliate	1,728	13,612
Other accounts receivable	25,974	21,931
Taxes receivable	279	—
Unbilled revenue	34,692	37,663
Fuel inventory, at average cost	54,197	46,121
Materials and supplies, at average cost	106,078	101,502
Energy risk management assets	840	5,515
Accumulated deferred fuel	49,597	56,826
Cash surrender value of company-owned life insurance policies	16,276	16,260
Prepayments	5,364	7,784
Regulatory assets	23,989	21,526
Other current assets	1,664	782
Total current assets	470,362	465,414
Equity investment in investee	2,072	2,072
Prepayments	1,349	1,243
Operating lease right of use assets	23,388	23,970
Note receivable	13,543	13,744
Regulatory assets	673,672	680,813
Other deferred charges	22,716	21,949
Total assets	$5,130,777	$5,129,501
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Liabilities and member’s equity
Member’s equity	$1,987,930	$1,948,537
Long-term debt and finance leases, net	1,801,160	1,800,854
Total capitalization	3,789,090	3,749,391
Current liabilities
Long-term debt and finance leases due within one year	25,774	25,755
Accounts payable	94,473	114,493
Accounts payable - affiliate	19,549	69,729
Customer deposits	61,564	60,852
Provision for rate refund	5,845	5,682
Taxes payable	18,738	5,494
Interest accrued	21,263	5,080
Energy risk management liabilities	273	597
Regulatory liabilities	44,072	44,072
Other current liabilities	18,764	23,467
Total current liabilities	310,315	355,221
Commitments and contingencies (Note 12)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	722,886	707,479
Postretirement benefit obligations	205,651	205,214
Regulatory liabilities - deferred taxes, net	36,854	51,472
Asset retirement obligations	19,507	19,456
Operating lease liabilities	20,552	21,100
Other deferred credits	25,922	20,168
Total long-term liabilities and deferred credits	1,031,372	1,024,889
Total liabilities and member’s equity	$5,130,777	$5,129,501
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022		2021
Operating activities
Net income	$39,024		$18,425
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	46,726		43,458
Provision for credit losses	391		1,874
Allowance for equity funds used during construction	(931)		(887)
Deferred income taxes	651		(6,975)
Changes in assets and liabilities
Accounts receivable	(1,883)		(17,179)
Accounts receivable - affiliate	12,672		(302)
Unbilled revenue	2,971		7,474
Fuel inventory and materials and supplies	(13,153)		(1,167)
Prepayments	3,763		2,176
Accounts payable	(24,600)		(24,222)
Accounts payable - affiliate	(49,657)		(155)
Customer deposits	2,726		3,236
Regulatory assets and liabilities, net	3,658		(19,956)
Deferred fuel recoveries	9,542		(41,121)
Other deferred accounts	4,752		(1,410)
Taxes accrued	12,649		10,893
Interest accrued	16,183		16,010
Other operating	(4,691)		(2,662)
Net cash provided by (used in) operating activities	60,793		(12,490)
Investing activities
Additions to property, plant, and equipment	(38,492)		(36,263)
Return of equity investment in investee	—		1,750
Other investing	469		356
Net cash used in investing activities	(38,023)		(34,157)
Financing activities
Draws on revolving credit facility	—		60,000
Other financing	(195)		(255)
Net cash (used in) provided by financing activities	(195)		59,745
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	22,575		13,098
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	87,341	(1)	29,391
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$109,916	(2)	$42,489
Supplementary cash flow information

Interest paid, net of amount capitalized	$1,039		$797
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,286		$12,738
(1) Includes cash and cash equivalents of $85,667 and current restricted cash and cash equivalents of $1,674.
(2) Includes cash and cash equivalents of $108,241 and current restricted cash and cash equivalents of $1,675.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
Net income	18,425	—	18,425
Other comprehensive income, net of tax	—	522	522
Balances, Mar. 31, 2021	$1,851,057	$(24,231)	$1,826,826

Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
Net income	39,024	—	39,024
Other comprehensive income, net of tax	—	369	369
Balances, Mar. 31, 2022	$2,005,744	$(17,814)	$1,987,930
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Leases	Cleco and Cleco Power
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting and Financial Instruments	Cleco and Cleco Power
Note 7	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 8	Income Taxes	Cleco and Cleco Power
Note 9	Disclosures about Segments	Cleco
Note 10	Regulation and Rates	Cleco and Cleco Power
Note 11	Variable Interest Entities	Cleco and Cleco Power
Note 12	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 13	Affiliate Transactions	Cleco and Cleco Power
Note 14	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 15	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 16	Storm Restoration, Securitization, and Cost Recovery	Cleco and Cleco Power

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
In response to the COVID-19 pandemic, in March 2020 the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. At March 31, 2022, Cleco Power had a regulatory asset of $3.0 million recorded for expenses incurred related to the executive order, as allowed by the LPSC.
While most restrictions have now been lifted, Cleco continues to assess the COVID-19 situation and cannot predict the full impact that COVID-19, or the significant disruption and volatility currently being experienced in the markets, will have on its business, cash flows, liquidity, financial condition, and results of operations, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the potential surges in COVID-19 infections, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the availability, timely distribution and acceptance of effective treatments and vaccines, the duration of the pandemic, actions taken by governmental authorities, customers, suppliers and other third parties, and workforce availability.

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Current
Cleco Katrina/Rita storm recovery surcharge	$1,675	$1,674
Total current	1,675	1,674
Non-current
Diversified Lands’ mitigation escrow	22	22
Cleco Cajun’s defense fund	723	723
Total non-current	745	745
Total restricted cash and cash equivalents	$2,420	$2,419

Cleco Power
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Current
Cleco Katrina/Rita storm recovery surcharge	$1,675	$1,674
Total restricted cash and cash equivalents	$1,675	$1,674

In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power to be used to benefit retail customers in a manner to be approved by the LPSC.

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
Cleco’s service territory experienced an economic decline during 2021, primarily related to the COVID-19 pandemic and weather-related events. Although inflation is currently at a 40-year historical high, Cleco’s economic outlook at March 31, 2022, was still within range of Cleco’s historical credit loss analysis.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2021	$1,302	$1,638	$2,940
Current period provision	391	—	391
Charge-offs	(1,089)	—	(1,089)
Recovery	398	—	398
Balances, Mar. 31, 2022	$1,002	$1,638	$2,640
* Loan held at Diversified Lands that was fully reserved for at December 31, 2020.

(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2020	$2,758	$1,638	$4,396
Current period provision	1,874	—	1,874
Charge-offs	(2,859)	—	(2,859)
Recovery	267	—	267
Balances, Mar. 31, 2021	$2,040	$1,638	$3,678
* Loan held at Diversified Lands that was fully reserved for at December 31, 2020.

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balance, Dec. 31, 2021	$1,302
Current period provision	391
Charge-offs	(1,089)
Recovery	398
Balance, Mar. 31, 2022	$1,002

(THOUSANDS)	ACCOUNTS RECEIVABLE
Balance, Dec. 31, 2020	$2,758
Current period provision	1,874
Charge-offs	(2,859)
Recovery	267
Balance, Mar. 31, 2021	$2,040

Note 2 — Recent Authoritative Guidance
In March 2020, FASB issued optional guidance, for a limited period of time, that applies to entities meeting certain criteria for the contract modifications or hedging relationships that are referencing LIBOR or another reference rate expected to be discontinued due to reference rate reform. The guidance includes a general principal that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The optional guidance may be applied from March 12, 2020, through December 31, 2022. Management has identified contracts with reference rates that will be discontinued, primarily related to long-term debt obligations. Certain debt contracts have been amended to include fallback provisions that provide substitute reference rates in the event LIBOR is discontinued or deemed to no longer be representative, or prior to such events, at the option of Cleco and the administrative agent. Management will continue to modify contracts to include similar fallback language and expects to apply this guidance on an ongoing basis. Management does not expect this guidance to have a significant impact on the Registrants’ results of operations, financial condition, or cash flows.
In November 2021, FASB issued guidance requiring annual disclosures about government assistance with the objective of increasing transparency and reducing existing

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
diversity in practice. This guidance requires disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on the entity’s financial statements. This guidance is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. Funding is being sought for relief of incurred storm costs and to help offset future costs associated with Cleco Power’s upcoming Project Diamond Vault. Management will continue to monitor this activity to determine what, if any, disclosures are required. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

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
Cleco Cajun is Cleco’s only subsidiary with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback is included in Other operations within Cleco’s Condensed Consolidated Statement of Income. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three months ended March 31, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Fixed payments	$10,000	$10,000
Variable payments	5,549	5,465
Amortization of deferred lease liability*	2,301	2,301
Total lease income	$17,850	$17,766
* Consists of amortization of the deferred lease revenue resulting from the fair value of the lease between
Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

Note 4 — Revenue Recognition
Operating revenue, net for the three months ended March 31, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31, 2022
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$112,423		$—		$—		$—	$112,423
Commercial (1)	76,534		—		—		—	76,534
Industrial (1)	46,274		—		—		—	46,274
Other retail (1)	4,129		—		—		—	4,129
Electric customer credits	(136)		—		—		—	(136)
Total retail revenue	239,224		—		—		—	239,224
Wholesale, net	55,364	(1)	103,633	(2)	(2,420)	(3)	—	156,577
Transmission, net	13,892		17,743		—		(2,690)	28,945
Other	5,193		—		—		—	5,193
Affiliate (4)	1,459		—		27,393		(28,852)	—
Total revenue from contracts with customers	315,132		121,376		24,973		(31,542)	429,939
Revenue unrelated to contracts with customers
Other	1,372	(5)	17,869	(6)	1		(1)	19,241
Total revenue unrelated to contracts with customers	1,372		17,869		1		(1)	19,241
Operating revenue, net	$316,504		$139,245		$24,974		$(31,543)	$449,180
(1) Includes fuel recovery revenue.
(2) Includes $(3.6) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Realized gains associated with FTRs.
(6) Includes $15.5 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$95,081		$—		$—		$—	$95,081
Commercial (1)	63,026		—		—		—	63,026
Industrial (1)	36,666		—		—		—	36,666
Other retail (1)	3,570		—		—		—	3,570
Electric customer credits	(20,976)		—		—		—	(20,976)
Total retail revenue	177,367		—		—		—	177,367
Wholesale, net	61,722	(1)	101,507	(2)	(2,420)	(3)	—	160,809
Transmission, net	13,982		15,257		—		(1,940)	27,299
Other	4,642		—		—		—	4,642
Affiliate (4)	1,655		—		27,156		(28,811)	—
Total revenue from contracts with customers	259,368		116,764		24,736		(30,751)	370,117
Revenue unrelated to contracts with customers
Other	7,095	(5)	17,782	(6)	1		—	24,878
Total revenue unrelated to contracts with customers	7,095		17,782		1		—	24,878
Operating revenue, net	$266,463		$134,546		$24,737		$(30,751)	$394,995
(1) Includes fuel recovery revenue.
(2) Includes $(3.1) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Realized gains associated with FTRs.
(6) Includes $15.5 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

Cleco and Cleco Power have unsatisfied performance obligations under contracts with cooperatives and municipalities with durations ranging between 1 and 13 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At March 31, 2022, Cleco and Cleco Power had $64.5 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Regulatory assets
Acadia Unit 1 acquisition costs	$1,886	$1,913	17.75
Accumulated deferred fuel (1)	49,597	56,826	Various
Affordability study	12,749	13,094	9.25
AFUDC equity gross-up	65,799	66,574	Various	(2)
AMI deferred revenue requirement	1,909	2,045	4
AROs (1)(6)	15,644	15,141
Bayou Vista to Segura transmission project deferred revenue requirement (7)	3,209	1,392
Coughlin transaction costs	838	845	27.25
COVID-19 executive order (7)	2,953	2,953
Deferred storm restoration costs - Hurricane Delta (6)	16,729	17,113
Deferred storm restoration costs - Hurricane Ida (7)	37,841	37,617
Deferred storm restoration costs - Hurricane Laura (6)	53,061	54,282
Deferred storm restoration costs - Hurricane Zeta (6)	3,212	3,296
Deferred storm restoration costs - Winter Storms Uri & Viola (7)	1,912	1,912
Dolet Hills Power Station closure costs (7)	145,978	145,844
Energy efficiency	1,293	1,645	1
Financing costs (1)	6,733	6,826	Various	(3)
Interest costs	3,397	3,459	Various	(2)
Lignite Mine closure costs (7)	135,877	136,980
Madison Unit 3 property taxes (7)	10,597	8,362
Non-service cost of postretirement benefits	13,542	12,950	Various	(2)
Other	9,200	11,224	Various
Postretirement costs	114,690	117,773	Various	(4)
Production operations and maintenance expenses	10,304	11,058	Various	(5)
Rodemacher Unit 2 deferred costs (7)	8,350	6,931
St. Mary Clean Energy Center	5,654	6,089	3.25
Training costs	5,891	5,929	37.75
Tree trimming costs	8,413	9,092	3
Total regulatory assets	747,258	759,165
Regulatory liabilities
Deferred taxes, net	(80,926)	(95,544)	Various
Total regulatory liabilities	(80,926)	(95,544)
Total regulatory assets, net	$666,332	$663,621
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at March 31, 2022, and December 31, 2021, respectively. All other assets are earning a return on investment.
(2) Amortized over the estimated lives of the respective assets.
(3) Amortized over the terms of the related debt issuances.
(4) Amortized over the average service life of the remaining plan participants.
(5) Deferral is recovered over the following three-year regulatory period.
(6) Currently being recovered through an interim storm rate. For more information, see Note 16 — “Storm Restoration, Securitization, and Cost Recovery — Hurricanes Laura, Delta, and Zeta.”
(7) Currently not in a recovery period.

The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Total Cleco Power regulatory assets, net	$666,332	$663,621
2016 Merger adjustments *
Fair value of long-term debt	110,300	112,150
Postretirement costs	12,927	13,424
Financing costs	7,161	7,248
Debt issuance costs	4,837	4,920
Total Cleco regulatory assets, net	$801,557	$801,363
* Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Note 6 — Fair Value Accounting and Financial Instruments
The amounts reflected on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2022, and December 31, 2021, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco and Cleco Power’s financial instruments not measured at fair value on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2022		AT DEC. 31, 2021
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,480,631	$3,536,846	$3,482,405	$3,752,220
* The carrying value of long-term debt does not include deferred issuance costs of $12.4 million at
March 31, 2022, and $13.2 million at December 31, 2021.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

Cleco Power
	AT MAR. 31, 2022		AT DEC. 31, 2021
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,820,331	$1,969,329	$1,820,254	$2,085,944
* The carrying value of long-term debt does not include deferred issuance costs of $7.5 million at
March 31, 2022, and $7.9 million at December 31, 2021.

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

Fair Value Measurements and Disclosures
Cleco utilizes a mark-to-market approach recognizing changes in the fair value of FTRs and commodity derivatives at Cleco Cajun in earnings and changes in the fair value of FTRs at Cleco Power as a component of deferred fuel assets and liabilities. Therefore, Cleco elects not to apply hedge accounting, as allowed by accounting guidance, to its commodity-related derivatives. Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value. Cleco utilizes different valuation techniques for fair value measurements under a fair value hierarchy. Assets and liabilities classified as Level 1 under the hierarchy utilize observable inputs that reflect quotable prices in active markets. Assets and liabilities classified as Level 2 are measured through proxy inputs of similar index or composite pricing. Assets and liabilities classified as Level 3 under the hierarchy are valued based on unobservable inputs, such as internally generated valuation models or valuations obtained in inactive markets where there is no readily available information. Cleco has consistently applied the Level 2 and Level 3 fair value techniques from fiscal period to fiscal period. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability. During the three months ended March 31, 2022, and the year ended December 31, 2021, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis. These amounts are presented on a gross basis before consideration of amounts netted under master netting agreements and the application of collateral received or paid:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Money market funds	$192,983	$192,983	$—	$—	$145,033	$145,033	$—	$—
FTRs	1,114	—	—	1,114	6,977	—	—	6,977
Natural gas derivatives*	166,439	—	166,439	—	87,464	—	87,464	—
Total assets	$360,536	$192,983	$166,439	$1,114	$239,474	$145,033	$87,464	$6,977
Liability description
FTRs	$599	$—	$—	$599	$834	$—	$—	$834
Total liabilities	$599	$—	$—	$599	$834	$—	$—	$834
* Natural gas derivatives include fixed price physical forwards and swap transactions.

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Money market funds	$103,711	$103,711	$—	$—	$82,411	$82,411	$—	$—
FTRs	840	—	—	840	5,515	—	—	5,515
Total assets	$104,551	$103,711	$—	$840	$87,926	$82,411	$—	$5,515
Liability description
FTRs	$273	$—	$—	$273	$597	$—	$—	$597
Total liabilities	$273	$—	$—	$273	$597	$—	$—	$597

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Beginning balance	$6,143	$3,180
Unrealized (losses) gains*	(620)	16,123
Purchases	292	849
Settlements	(5,300)	(19,129)
Ending balance	$515	$1,023
* Cleco Power’s unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized gains (losses) are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Beginning balance	$4,918	$3,216
Unrealized losses*	(263)	(37)
Purchases	292	849
Settlements	(4,380)	(2,940)
Ending balance	$567	$1,088
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
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of March 31, 2022, and December 31, 2021:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2022	$1,114	$599	RTO auction pricing	FTR price - per MWh	$(2.23)	$11.77
FTRs at Dec. 31, 2021	$6,977	$834	RTO auction pricing	FTR price - per MWh	$(3.94)	$9.25

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2022	$840	$273	RTO auction pricing	FTR price - per MWh	$(2.23)	$11.77
FTRs at Dec. 31, 2021	$5,515	$597	RTO auction pricing	FTR price - per MWh	$(4.91)	$9.25

Concentrations of Credit Risk
At March 31, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2022, and December 31, 2021:

Cleco
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Cash and cash equivalents	$192,961	$145,011
Non-current restricted cash and cash equivalents	$22	$22

Cleco Power
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Cash and cash equivalents	$103,711	$82,411

Money market fund assets are discounted to the current period using a published U.S. Treasury interest rate as a proxy for a risk-free rate of return. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required by either Cleco or Cleco Power. The Level 1 money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. government to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
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

Commodity Contracts
On Cleco’s Condensed Consolidated Balance Sheets, the fair value of amounts associated with Cleco Cajun’s derivative instruments are offset with related cash collateral balances with the same counterparty. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2022, and December 31, 2021:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT MAR. 31, 2022
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CASH COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$1,114	$—	$1,114	$—	$1,114
Current	Energy risk management liabilities	(599)	—	(599)	—	(599)
Natural gas derivatives
Current	Energy risk management assets	107,842	(26,300)	81,542	(75,919)	5,623
Non-current	Energy risk management assets	84,898	—	84,898	(6,081)	78,817
Commodity-related contracts, net		$193,255	$(26,300)	$166,955	$(82,000)	$84,955
(1) Represents letters of credit by counterparties.

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31, 2021
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CONTRACT NETTING	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,977	$—	$6,977	$—	$6,977
Current	Energy risk management liabilities	(834)	—	(834)	—	(834)
Natural gas derivatives
Current	Energy risk management assets	37,061	(559)	36,502	(15,000)	21,502
Non-current	Energy risk management assets	50,962	—	50,962	—	50,962
Current	Energy risk management liabilities	(559)	559	—	—	—
Commodity-related contracts, net		$93,607	$—	$93,607	$(15,000)	$78,607
(1) Represents letters of credit by counterparties.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2022	AT DEC. 31, 2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$840	$5,515
Current	Energy risk management liabilities	(273)	(597)
Commodity-related contracts, net		$567	$4,918

At March 31, 2022, cash collateral received from counterparties and held by Cleco was $26.3 million, all of which was netted against the current portion of Energy risk management assets on Cleco’s Condensed Consolidated Balance Sheet. At December 31, 2021, there was no cash collateral posted with or received from counterparties that was netted on Cleco’s Condensed Consolidated Balance Sheet.
The following tables present the effect of derivatives not designated as hedging instruments on Cleco and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2022, and 2021:

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2022	2021
Commodity-related contracts
FTRs(1)	Electric operations	$1,583	$7,444
FTRs(1)	Purchased power	1,722	(8,560)
Natural gas derivatives	Fuel used for electric generation	128,471	(4,710)
Total		$131,776	$(5,826)
(1) For the three months ended March 31, 2022, unrealized losses associated with FTRs for Cleco Power of $0.3 million were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2021, unrealized losses associated with FTRs for Cleco Power of less than $0.1 million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2022	2021
Commodity-related contracts
FTRs(1)	Electric operations	$1,583	$7,444
FTRs(1)	Purchased power	(1,238)	(7,182)
Total		$345	$262
(1) For the three months ended March 31, 2022, unrealized losses associated with FTRs of $0.3 million were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2021, unrealized losses associated with FTRs of less than $0.1 million were reported through Accumulated deferred fuel on the balance sheet.
The following table presents the volume of commodity-related derivative contracts outstanding at March 31, 2022, and December 31, 2021, for Cleco and Cleco Power:

Cleco
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT MAR. 31, 2022	AT DEC. 31, 2021
Commodity-related contracts
FTRs	MWh	5,739	14,055
Natural gas derivatives	MMBtus	249,118	109,306

Cleco Power
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT MAR. 31, 2022	AT DEC. 31, 2021
Commodity-related contracts
FTRs	MWh	3,646	8,899

Note 7 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2021, management estimates that no pension contributions will be required through 2026. Cleco has not made, and does not expect to make, any contributions to the pension plan in 2022.
Cleco Power is the plan sponsor and Support Group is the plan administrator. Benefits under the plan reflect an employee’s years of service, age at retirement, and accrued benefit at retirement.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three months ended March 31, 2022, and 2021 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021	2022	2021
Components of periodic benefit costs
Service cost	$2,150	$2,528	$551	$595
Interest cost	4,960	4,615	371	323
Expected return on plan assets	(6,177)	(5,703)	—	—
Amortizations
Net loss	3,085	4,763	303	384
Net periodic benefit cost	$4,018	$6,203	$1,225	$1,302

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2022, and 2021 was $0.8 million and $0.9 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2022, and 2021 was $1.1 million and $1.2 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at March 31, 2022, and December 31, 2021, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Current	$5,181	$5,181
Non-current	$49,605	$50,093

Cleco Power
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Current	$4,432	$4,432
Non-current	$38,943	$39,315

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three months ended March 31, 2022, and 2021 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Components of periodic benefit costs
Service cost	$57	$55
Interest cost	670	625
Amortizations
Prior period service credit	(54)	(53)
Net loss	262	1,016
Net periodic benefit cost	$935	$1,643
The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2022, and 2021 was $0.1 million and $0.3 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2022, and December 31, 2021, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Current	$4,654	$4,654
Non-current	$88,082	$88,523

Cleco Power
(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Current	$679	$679
Non-current	$12,788	$12,909
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
401(k) Plan expense	$2,591	$2,759

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
401(k) Plan expense	$1,322	$1,380

Note 8 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three months ended March 31, 2022, and 2021:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
	2022	2021
Effective tax rate	(3.7)%	(86.4)%

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2022	2021
Effective tax rate	1.8%	(111.7)%

For Cleco and Cleco Power, the effective income tax rate for the three months ended March 31, 2022, were different than the federal statutory rate primarily due to the adjustment to record tax expense at the projected annual effective tax rate; the amortization of excess ADIT; the flow through of state tax benefits; and state tax expense.
For Cleco and Cleco Power, the effective income tax rates for the three months ended March 31, 2021, were different than the federal statutory rate primarily due to the amortization of excess ADIT.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three months ended March 31, 2022, and 2021, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At March 31, 2022, and December 31, 2021, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2018, 2019, and 2020, the IRS has completed its review of years 2018 and 2019, and these tax returns were filed consistent with the IRS’s review. The IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2020 and 2021 tax years. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The IRS has accepted Cleco’s application for the Compliance Assurance Process for the 2022 tax year.
The state income tax years 2018, 2019, and 2020 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2022, and 2021, no penalties were recognized.

CARES Act
In March 2020, the CARES Act was signed into law. The CARES Act includes tax relief provisions such as an alternative minimum tax credit refund, a five-year net operating loss carryback from years 2018 through 2020, and deferred payments of employer payroll taxes.
At March 31, 2022, Cleco had $3.0 million deferred in employer payroll tax payments for the period March 27, 2020, through December 31, 2020, which will be paid by December 31, 2022.
At March 31, 2022, Cleco Power had $1.8 million deferred in employer payroll tax payments for the period March 27, 2020, through December 31, 2020, which will be paid by December 31, 2022.

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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

Segment Information for the Three Months Ended Mar. 31,
2022 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$296,097	$103,633		$399,730
Other operations	19,084	35,612		54,696
Affiliate revenue	1,459	—		1,459
Electric customer credits	(136)	—		(136)
Operating revenue, net	$316,504	$139,245		$455,749
Net income	$39,024	$93,381		$132,405
Add: Depreciation and amortization	45,239	23,180	(1)	68,419
Less: Interest income	740	13		753
Add: Interest charges	18,801	(8)		18,793
Add: Federal and state income tax expense	724	33,641		34,365
EBITDA	$103,048	$150,181		$253,229
Additions to property, plant, and equipment	$38,492	$1,471		$39,963
Equity investment in investee	$2,072	$—		$2,072
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$6,621,574	$1,194,748		$7,816,322
(1) Includes $3.6 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2022 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$399,730	$(2,420)		$(1)	$397,309
Other operations	54,696	1		(2,690)	52,007
Affiliate revenue	1,459	27,393		(28,852)	—
Electric customer credits	(136)	—		—	(136)
Operating revenue, net	$455,749	$24,974		$(31,543)	$449,180
Depreciation and amortization	$68,419	$4,379	(1)	$—	$72,798
Interest income	$753	$31		$(28)	$756
Interest charges	$18,793	$14,753		$(27)	$33,519
Federal and state income tax expense (benefit)	$34,365	$(39,952)		$—	$(5,587)
Net income (loss)	$132,405	$23,339		$—	$155,744
Additions to property, plant, and equipment	$39,963	$236		$—	$40,199
Equity investment in investee (2)	$2,072	$(66,901)		$66,901	$2,072
Goodwill (2)	$1,490,797	$—		$—	$1,490,797
Total segment assets (2)	$7,816,322	$582,322		$(148,417)	$8,250,227
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) At March 31, 2022.

2021 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$267,158	$101,507		$368,665
Other operations	18,626	33,039		51,665
Affiliate revenue	1,655	—		1,655
Electric customer credits	(20,976)	—		(20,976)
Operating revenue, net	$266,463	$134,546		$401,009
Net income	$18,425	$14,481		$32,906
Add: Depreciation and amortization	42,076	11,653	(1)	53,729
Less: Interest income	642	3		645
Add: Interest charges	18,646	(152)		18,494
Add: Federal and state income tax (benefit) expense	(9,723)	4,610		(5,113)
EBITDA	$68,782	$30,589		$99,371
Additions to property, plant, and equipment	$36,263	$2,313		$38,576
Equity investment in investees (2)	$2,072	$—		$2,072
Goodwill (2)	$1,490,797	$—		$1,490,797
Total segment assets (2)	$6,620,298	$1,104,090		$7,724,388
(1) Includes $3.1 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) At December 31, 2021.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$368,665	$(2,420)		$—	$366,245
Other operations	51,665	1		(1,940)	49,726
Affiliate revenue	1,655	27,156		(28,811)	—
Electric customer credits	(20,976)	—		—	(20,976)
Operating revenue, net	$401,009	$24,737		$(30,751)	$394,995
Depreciation and amortization	$53,729	$4,435	(1)	$—	$58,164
Interest income	$645	$43		$(41)	$647
Interest charges	$18,494	$15,440		$(43)	$33,891
Federal and state income tax benefit	$(5,113)	$(4,307)		$—	$(9,420)
Net income (loss)	$32,906	$(12,579)		$—	$20,327
Additions to property, plant, and equipment	$38,576	$(805)		$—	$37,771
Equity investment in investees (2)	$2,072	$(46,901)		$46,901	$2,072
Goodwill (2)	$1,490,797	$—		$—	$1,490,797
Total segment assets (2)	$7,724,388	$619,101		$(218,471)	$8,125,018
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) At December 31, 2021.

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Net income	$155,744	$20,327
Add: Depreciation and amortization	72,798	58,164
Less: Interest income	756	647
Add: Interest charges	33,519	33,891
Add: Federal and state income tax expense	(5,587)	(9,420)
Add: Other corporate costs and noncash items (1)	(2,489)	(2,944)
Total segment EBITDA	$253,229	$99,371
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Note 10 — Regulation and Rates
Provision for rate refund on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Cleco Katrina/Rita storm recovery charges	$1,611	$1,611
FRP	$1,230	$1,229
Site-specific industrial customer	$995	$833
TCJA	$2,057	$2,057

Cleco Katrina/Rita Storm Recovery Charges
Prior to the repayment of the Cleco Katrina/Rita storm recovery bonds in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers to pay administrative fees, interest, and principal on the Cleco Katrina/Rita storm recovery bonds. In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power. As a result, at March 31, 2022, Cleco Power had $1.6 million accrued for amounts to be used to benefit retail customers in a manner and timing as approved by the LPSC. For more information on Cleco Katrina/Rita’s storm recovery, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

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
A monitoring report for the 12 months ended June 30, 2021, was not required due to the expiration of the 2014 FRP. The next monitoring report will be filed on or before October 31, 2022, for the 12 months ending June 30, 2022.
Cleco Power continued to accrue the annual cost of service savings resulting from the 2016 Merger Commitments through June 30, 2021. Beginning July 1, 2021, the annual cost of service savings are included in Cleco Power’s new retail rate plan. At March 31, 2022, Cleco Power had $1.2 million accrued for the period July 1, 2020, through June 30, 2021, which is expected to be refunded to customers in September 2022.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. As a result of the tax rate reduction, on January 1, 2018, Cleco Power began

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
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
In July 2019, the LPSC approved Cleco Power’s motion to address the rate redesign and the regulatory liability for excess ADIT, resulting from the enactment of the TCJA, in Cleco Power’s base rate case.
In 2020 and as a result of the delay in the rate case, the LPSC approved Cleco Power’s extension of the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through June 30, 2021. The $7.0 million monthly refund consisted of approximately $4.4 million, which was to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At March 31, 2022, Cleco Power had $2.1 million accrued for the remaining balance of federal tax-related benefits from the TCJA.
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers continued receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At March 31, 2022, Cleco Power had $291.0 million accrued for the excess ADIT, of which $44.1 million is reflected in current regulatory liabilities.

SSR
In September 2016, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3 effective April 1, 2017. MISO determined the proposed retirement of Teche Unit 3 would result in violations of specific applicable reliability standards for which no mitigation was available. As a result, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution could be implemented to mitigate reliability issues. While operating as an SSR unit, Cleco Power received monthly payments that included recovery of expenses, including capital expenditures, related to the operations of Teche Unit 3. Additionally, MISO allocated SSR costs to the load serving entities that required the operation of the SSR unit, including Cleco Power. These payments and cost allocations were finalized as part of a MISO SSR settlement approved in December 2018. Cleco Power operated Teche Unit 3 as an SSR unit from April 2017 until April 2019.
On September 7, 2021, Cleco Power filed an attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. In December 2021, Cleco Power filed notice with the LPSC and MISO to suspend the retirement of Teche Unit 3. On March 15, 2022, Cleco Power paid MISO $4.3 million for capital expenditures paid for by third parties while operating under the SSR agreement.

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2022, consisted of its equity investment of $2.1 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(17,200)	(17,200)
Total equity investment in investee	$2,072	$2,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2022	AT DEC. 31, 2021
Oxbow’s net assets/liabilities	$4,145	$4,145
Cleco Power’s 50% equity	$2,072	$2,072
Cleco Power’s maximum exposure to loss	$2,072	$2,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Operating revenue	$66	$1,999
Operating expenses	66	1,999
Income before taxes	$—	$—

Prior to June 30, 2020, DHLC mined lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves were intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC billed Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs. Oxbow billed Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. At December 31, 2021, the Dolet Hills Power Station was retired, and all of Cleco Power’s proportionate share of lignite-related costs had been billed by DHLC and Oxbow. For more information on DHLC and the Oxbow mine, see Note 12 —

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
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
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition, respectively. The fourth amended petition, which remains the operative petition and was filed after the 2016 Merger closed, eliminated the request for preliminary and permanent injunction and named an additional executive officer as a defendant. The defendants filed exceptions seeking dismissal of the fourth amended Petition. In September 2016, the District Court granted the exceptions of no cause of action and no right of action and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. In November 2018, Cleco filed renewed exceptions of no cause of action and res judicata, seeking to dismiss all claims. On December 21, 2018, the court dismissed Cleco Partners and Cleco Holdings as defendants per the agreement of the parties, leaving as the only remaining defendants certain former executive officers and independent directors. The District Court denied the defendants’ exceptions on January 14, 2019. A hearing on the plaintiffs’ motion for certification of a class was scheduled for August 26, 2019; however, prior to the hearing, the parties reached an agreement to certify a limited class. On September 7, 2019, the District Court certified a class limited to shareholders who voted against, abstained from voting, or did not vote on the 2016 Merger. On October 18, 2021, the District Court issued an order consistent with a joint motion by the parties to dismiss all claims against the former independent directors leaving two former executives as the only remaining defendants. Cleco

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
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
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The 12th Judicial District Court denied Cleco’s exception in December 2015, after considering briefs and arguments. In January 2016, Cleco appealed the 12th Judicial District Court’s denial of its exception by filing with the Third Circuit Court of Appeal. In June 2016, the Third Circuit Court of Appeal denied the request to have the case dismissed. In July 2016, Cleco filed a writ to the Louisiana Supreme Court seeking a review of 12th Judicial District Court’s denial of Cleco’s exception. In November 2016, the Louisiana Supreme Court denied Cleco’s writ application.
In February 2016, the parties agreed to a stay of all proceedings pending discussions concerning settlement. In May 2016, the 12th Judicial District Court lifted the stay at the request of Gulf Coast. The parties are currently participating in discovery.
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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power has responded to several data requests. Management is unable to determine the outcome or timing of the audit. For more information on these winter storms, see Note 16 — “Storm Restoration, Securitization, and Cost Recovery — Winter Storms Uri and Viola.”

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

South Central Generating
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. As of March 31, 2022, management estimates potential losses to be $1.5 million with respect to one of these matters. Management is unable to estimate any potential losses Cleco Cajun may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2022, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $6.7 million and has accrued this amount.

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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
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
Cleco Holdings provided indemnifications to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnifications to Cleco Holdings as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power and Cleco Holdings, for their respective indemnifications is $40.0 million, except for indemnifications relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Management does not expect to be required to make any payments under these indemnifications.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for the reclamation of land used in DHLC’s mining operations prior to its termination of such operations or in support of such mining operations, and the fulfillment of DHLC’s mine closing and environmental obligations under its mining plan. As of March 31, 2022, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations before their incurrence but cannot unreasonably withhold approval thereof. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of June 30, 2020, all lignite reserves intended to be extracted from the mines had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine costs in fuel and related ratemaking treatment. For more information on the joint filing, see “— Risks and Uncertainties.”
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
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The CCR Rule established extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule in the Federal Register that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final CCR Rule. During 2021, additional information was submitted to the LDEQ to revise and update Cleco Power’s compliance strategy. On January 11, 2022, Cleco Power and Cleco Cajun received communication from the EPA that the demonstrations have been deemed complete. However, the demonstrations are still subject to EPA approval based on pending technical reviews. At March 31, 2022, Cleco and Cleco Power had AROs of $74.4 million and $23.0 million, respectively. At December 31, 2021, Cleco and Cleco Power had AROs of $74.3 million and $23.0 million, respectively.
As part of the Cleco Cajun Transaction, NRG agreed to indemnify Cleco for environmental costs up to $25.0 million associated with the CCR rule. At March 31, 2022, Cleco Cajun recognized indemnification assets totaling $22.4 million. The current portion of the indemnification asset of $1.1 million is reflected in Other current assets and the non-current portion of $21.3 million is reflected in Other deferred charges on Cleco’s Condensed Consolidated Balance Sheet. The indemnification asset is expected to be collected as closure costs are incurred.

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
Cleco Power and Cleco Cajun are participants in the MISO market. Power purchases in the MISO market are made at

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
prevailing market prices, also referred to as LMP. LMP includes a component directly related to congestion on the transmission system and, as a result, can be different based on the location and time of the day the energy is dispatched causing energy costs to fluctuate. Cleco Power and Cleco Cajun use FTRs to mitigate transmission congestion price risks. Recovery of these costs included in Cleco Power’s FAC is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.
The Dolet Hills Power Station was retired on December 31, 2021. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station. At March 31, 2022, Cleco Power had $146.0 million deferred as a regulatory asset for stranded costs.
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine, and to include and defer certain accelerated mine closing costs in fuel and related rate-making treatment. Cleco Power has responded to several data requests related to the joint filing.
The expected early closure of the mines resulted in increased lignite costs. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for certain lignite costs that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs related to the closure of the mine. At March 31, 2022, Cleco Power had a regulatory asset of $135.9 million for deferred fuel and mine-related incurred costs, which were included in the application filed on January 31, 2022. Management currently believes these costs are recoverable. Management does not believe the early closure of the mines will have an adverse impact on the recovery value of the Dolet Hills Power Station.
Fuel costs incurred by the Dolet Hills Power Station are recoverable by Cleco Power through active fuel adjustment clauses. Under the Amended Lignite Mining Agreement, DHLC billed Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs as fuel is delivered. In 2009, Cleco Power acquired an interest in Oxbow, which owns mineral rights and land leases. Under a joint operating agreement pertaining to the Oxbow mineral rights and land leases, Oxbow billed Cleco Power its proportionate share of incurred costs. At December 31, 2021, all of Cleco Power’s proportional share of lignite-related costs had been billed by DHLC and Oxbow. If any of these costs are not recoverable, it could materially impact the Registrants’ results of operations, financial condition, or cash flows.

Note 13 — Affiliate Transactions
At both March 31, 2022, and December 31, 2021, Cleco Holdings had an affiliate receivable of $3.0 million primarily for franchise taxes paid on behalf of Cleco Group. At March 31, 2022, and December 31, 2021, Cleco Holdings had an affiliate payable of $11.3 million and $51.3 million, respectively, to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2022		AT DEC. 31, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$141	$9,335	$10,347	$59,627
Support Group	666	10,213	2,473	10,038
Cleco Cajun	921	1	792	64
Total	$1,728	$19,549	$13,612	$69,729
Of the affiliate payable balances at March 31, 2022, and December 31, 2021, Cleco Power had $9.1 million and $59.4 million, respectively, payable to Cleco Holdings for the settlement of income taxes.
Oxbow bills Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. These costs are included in fuel inventory and are recoverable from Cleco Power customers through the LPSC-established FAC or related wholesale contract provisions. For more information on Cleco Power’s variable interest in Oxbow, see Note 11 — “Variable Interest Entities.”

Note 14 — Intangible Assets and Liabilities
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. The intangible assets related to the power supply agreements are amortized over the estimated life of each applicable contract ranging between 7 and 19 years, and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
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
The following table presents Cleco’s amortization of intangible assets and liabilities for the three months ended March 31, 2022, and 2021:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021
Intangible assets
Trade name	$—	$64
Power supply agreements	$6,400	$6,400
Intangible liabilities
LTSA	$871	$871
Power supply agreements	$389	$882

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
The following table summarizes the balances for intangible assets and liabilities subject to amortization for Cleco at March 31, 2022, and December 31, 2021:

Cleco
(THOUSANDS)	AT MAR. 30, 2022	AT DEC. 31, 2021
Intangible assets
Power supply agreements	$184,004	$184,004
Total intangible assets carrying amount	184,004	184,004
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liability carrying amount	38,300	38,300
Net intangible assets carrying amount	145,704	145,704
Accumulated amortization	(87,606)	(82,466)
Net intangible assets subject to amortization	$58,098	$63,238

Note 15 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power.
All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
FOR THE THREE MONTHS ENDED MAR. 31, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balance, beginning of period	$(23,629)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	14
Balance, Mar. 31, 2022	$(23,615)

FOR THE THREE MONTHS ENDED MAR. 31, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balance, beginning of period	$(25,796)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	628
Balance, Mar. 31, 2021	$(25,168)

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(12,885)	$(5,298)	$(18,183)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	306	—	306
Reclassification of net loss to interest charges	—	63	63
Balances, Mar. 31, 2022	$(12,579)	$(5,235)	$(17,814)

	FOR THE THREE MONTHS ENDED MAR. 31, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(19,139)	$(5,614)	$(24,753)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	458	—	458
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2021	$(18,681)	$(5,550)	$(24,231)

Note 16 — Storm Restoration, Securitization, and Cost Recovery

Hurricanes Laura, Delta, and Zeta
In August and October 2020, Cleco Power’s distribution and transmission systems sustained substantial damage from three separate hurricanes.
Cleco Power’s total storm restoration costs related to the hurricanes is approximately $239.9 million. The damage to equipment from the hurricanes required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 63%, or approximately $150.4 million, of the total restoration costs recorded at March 31, 2022. At March 31, 2022, Cleco Power had regulatory assets for non-capital expenses related to Hurricanes Laura, Delta, and Zeta, as allowed by the LPSC, totaling $73.0 million.
On May 19, 2021, the LPSC issued an order authorizing Cleco Power to recover $16.0 million annually for interim storm recovery costs. Cleco Power began collecting this amount through rates on June 1, 2021. This order is in effect until such time that the securitization financing closes, which is expected in mid-2022. For more information on the storm securitization, see “— Storm Securitization and Cost Recovery.”

Winter Storms Uri and Viola
In February 2021, Winter Storms Uri and Viola caused Cleco’s service territory to experience extreme and unprecedented winter weather that resulted in damage to Cleco Power’s distribution assets and caused electricity generation supply shortages, natural gas supply shortages, and increases in prices of natural gas in the U.S., primarily due to prolonged freezing temperatures. Cleco Power’s total storm restoration costs related to Winter Storms Uri and Viola is $10.1 million. The damage to equipment from the storms required replacement, as well as repair of the existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 80%, or approximately $8.1 million, of the estimated total restoration costs recorded at March 31, 2022. At March 31, 2022, Cleco Power had a

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
regulatory asset for non-capital expenses of $1.9 million, as allowed by the LPSC. Cleco Power has requested recovery of these costs through the storm securitization filing that was made with the LPSC on August 5, 2021. For more information on the storm securitization, see “— Storm Securitization and Cost Recovery.”
Cleco Power’s incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola is approximately $55.0 million. On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of these costs over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power has responded to several data requests. Management is unable to determine the outcome or timing of the audit.

Hurricane Ida
In August 2021, Cleco Power’s distribution and transmission systems sustained substantial damage from Hurricane Ida.
Cleco Power’s total storm restoration costs related to Hurricane Ida is approximately $92.6 million. The damage to equipment from the hurricane required replacement, as well as repair of existing assets. Therefore, the balance sheets of Cleco and Cleco Power reflect the capitalization of approximately 57%, or approximately $52.5 million, of the total restoration costs recorded at March 31, 2022. At March 31, 2022, Cleco Power had a regulatory asset for non-capital expenses related to Hurricane Ida, as allowed by the LPSC, totaling $37.8 million.
On September 28, 2021, Cleco Power made a supplemental filing to its application for storm restoration costs securitization to recover costs related to Hurricane Ida. For more information on the storm securitization, see “— Storm Securitization and Cost Recovery.”
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
On March 24, 2022, Cleco Power and the LPSC Staff filed a settlement agreement allowing securitization of $424.1 million. This amount includes the balance of storm costs of $220.1 million, after adjustments and collections through rates for interim storm recovery, for Hurricanes Laura, Delta, and Zeta and Winter Storms Uri and Viola; $95.0 million for a reserve for Hurricane Ida storm costs; $100.0 million for a reserve to cover future storm costs; and $9.0 million for estimated upfront securitization costs and ongoing costs. On March 30, 2022, the LPSC approved the settlement agreement. On April 1, 2022, the LPSC issued the financing order authorizing Cleco Power to issue storm recovery bonds in the aggregate principal amount of up to $425.0 million. Cleco Power expects the securitization financing to close by mid-2022.
Cleco Power, in line with other impacted utilities, will seek available funds from the U.S. government for customer relief of costs incurred from the storms. Cleco Power cannot predict the likelihood that any funding from the U.S. government ultimately will be approved.

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and Cleco and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2022, and 2021.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its two principal operating business segments:
•Cleco Power, a regulated electric utility company that owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 291,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi; and
•Cleco Cajun, an unregulated electric utility company that owns 14 generating units with a total rated capacity of 3,379 MW and wholesale contracts serving a mixture of electric cooperatives, municipal bodies, a utility, and a non-profit corporation.

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
Cleco Power’s total storm restoration costs relating to these weather events are approximately $342.6 million. The

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
balance sheets of Cleco and Cleco Power reflect the capitalization of approximately $211.0 million of the total restoration costs recorded at March 31, 2022. At March 31, 2022, Cleco Power had regulatory assets for non-capital expenses related to these weather events, as allowed by the LPSC, totaling $112.8 million. For more information on these weather events that significantly affected Cleco, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 16 — Storm Restoration, Securitization, and Cost Recovery.”
On May 19, 2021, the LPSC issued an order authorizing Cleco Power to recover $16.0 million annually for interim storm recovery. Cleco Power began collecting this amount through rates on June 1, 2021. This order is effective until such time that the securitization financing closes, which is expected in mid-2022. On March 30, 2022, the LPSC approved an uncontested stipulated settlement agreement filed by the LPSC Staff and Cleco Power relating to securitization of storm costs. On April 1, 2022, the LPSC issued the financing order authorizing Cleco Power to issue storm recovery bonds in the aggregate principal amount of up to $425.0 million. For more information on Cleco Power’s storm securitization, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 16 — Storm Restoration, Securitization, and Cost Recovery — Storm Securitization and Cost Recovery.”

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
On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of expenses incurred as a result of an LPSC executive order, issued in response to the COVID-19 pandemic, prohibiting the disconnection of utilities for non-payment, as well as the lost revenue associated with the disconnection fees and incremental costs. At March 31, 2022, Cleco Power had a regulatory asset of $3.0 million for expenses incurred.
Cleco has implemented certain measures that it believes will provide financial flexibility and help maintain its liquidity. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as warranted. While most restrictions have now been lifted, Cleco continues to assess the COVID-19 situation and cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on its business, cash flows, liquidity, financial condition, and results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — Pandemics, Epidemics, or Other Outbreaks” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ESG Goals
Cleco is accelerating its efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco aims to increase electrification initiatives and reduce GHG emissions by incorporating renewable energy resources into its generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco aims to sustainably reduce its GHG emissions 60.0% by 2030 with aspirations of net zero emissions by 2050. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable, as well as support community investment opportunities across its service territory and create a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to the governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and has appointed a Chief Sustainability Officer to oversee the continued implementation of the ESG goals. Currently, management is unable to predict the impact of implementing these ESG goals on the Registrants. For more information on these ESG goals, see Part I, Item 1, “Business — Human Capital — Diversity and Inclusion,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For more information about Cleco’s environmental initiatives, see “— Cleco Power — Project Diamond Vault.”

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impact the ROE, as well as the recovery of costs related to storms, growing energy demand, and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. Cleco Power’s current key initiatives are pursuing solar-related projects, initiating work on the winterization of generation assets, beginning Project Diamond Vault, continuing the DSMART project, and maintaining and growing its wholesale and retail businesses. These and other initiatives are discussed below.
On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2021, under the terms of the

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
new retail rate plan, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. For more information on the new retail rate plan for Cleco Power, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — FRP.”

Project Diamond Vault
On April 11, 2022, Cleco Power announced Project Diamond Vault, a carbon capture and sequestration facility that is anticipated to be constructed at the Brame Energy Center. This facility is expected to capture and compress carbon dioxide produced by the combustion of fuel at Madison Unit 3 and store the compressed gas permanently in deep geological formations located beneath the Brame Energy Center. Cleco Power expects to reduce the carbon output of Madison Unit 3 by approximately 95% with the implementation of this technology. Through this project, Cleco Power plans to leverage technology advancements and Louisiana’s natural resources to create a clean power solution.
The Front End Engineering Design (FEED) study for Project Diamond Vault has begun and is projected to cost approximately $12.0 million. A $9.0 million congressional appropriation has been secured to offset the costs of the study. The FEED study is expected to be completed by the end of 2023 and permitting is expected to be completed in the second half of 2025. Construction of the project is expected to begin by the end of 2025. Management expects the total project will be completed by the end of 2028. After the cost of the FEED study, the current total estimated project cost is $900.0 million. Cleco anticipates funding this project through one or more sources including tax credits, Department of Energy grants, and private equity investment.

DSMART Project
In 2019, Cleco Power initiated the DSMART project. This project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2025. As of March 31, 2022, Cleco Power had spent $33.9 million on the project.

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

Cleco Cajun
Cleco Cajun currently has power purchase agreements totaling approximately 2,100 MW with 12 wholesale customers, which consist of a mixture of electric cooperatives, municipal bodies, a utility, and a non-profit corporation. Cleco Cajun routinely seeks to grow the amount of power sold pursuant to these existing agreements. These contracts provide Cleco Cajun with predictable cash flow and market risk mitigation through at least the first quarter of 2025 but may prevent Cleco Cajun from taking advantage of rising market rates for power.
In 2020, a group of electric cooperatives, which are currently under contract with Cleco Cajun through the first quarter of 2025, conducted a request for proposal for capacity, energy, and resources beginning in the second quarter of 2025 in which Cleco Cajun participated. On January 25, 2022, the LPSC certified the results of the electric cooperatives’ request for proposal, which did not include any of Cleco Cajun’s assets or contracts.
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
In 2021, Cleco Cajun participated in a request for proposal for capacity and energy after March 31, 2025, that was conducted by three electric cooperatives which are currently under contract with Cleco Cajun through the first quarter of 2025. In December 2021, one electric cooperative informed Cleco Cajun that it was not selected as a provider. As of May 12, 2022, this electric cooperative has not filed a notice with the LPSC requesting certification of the request for proposal results. Cleco Cajun will monitor the cooperative’s filing of a request for certification with the LPSC. Cleco Cajun is an active participant in the request for proposal process for both of the two additional electric cooperatives. Cleco Cajun cannot predict the outcome of the process.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
Failure to recontract these or other agreements or failure to enter into new contracts to replace the existing agreements could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows, and liquidity as early as the second quarter of 2025. Cleco Cajun is working to secure load growth opportunities that include renewing existing wholesale contracts with electric cooperatives in Louisiana, pursuing new wholesale contracts with other utilities and municipalities in MISO South, and continuing support of economic development with existing customers throughout the state.
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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022, and 2021

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue, net	$449,180	$394,995	$54,185	13.7%
Operating expenses	267,001	348,698	81,697	23.4%
Operating income	182,179	46,297	135,882	293.5%
Interest income	756	647	109	16.8%
Allowance for equity funds used during construction	931	887	44	5.0%
Other expense, net	(190)	(3,033)	2,843	93.7%
Interest charges	33,519	33,891	372	1.1%
Federal and state income tax benefit	(5,587)	(9,420)	(3,833)	(40.7)%
Net income	$155,744	$20,327	$135,417	666.2%

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

Operating Revenue, Net
Operating revenue, net increased $54.2 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to $24.5 million of higher fuel cost recovery revenue, $20.8 million of lower electric customer credits, and $4.4 million of higher base revenue at Cleco Power. Also contributing to the increase was $2.6 million of higher other operations revenue and $2.1 million of higher electric operations revenue at Cleco Cajun.

Operating Expenses
Operating expenses decreased $81.7 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to $100.6 million of higher mark-to-market gains on gas-related derivative contracts at Cleco Cajun. Also contributing to the decrease was $4.8 million of lower depreciation and amortization expense and $3.9 million of lower taxes other than income taxes at Cleco Power. These decreases were partially offset by $24.4 million of higher recoverable fuel and purchased power expense, $3.2 million of higher depreciation and amortization expense, and $2.4 million of higher non-recoverable fuel and purchased power expense at Cleco Power, as well as $11.0 million of higher depreciation and amortization expense at Cleco Cajun.

Other Expense, Net
Other expense, net decreased $2.8 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to lower pension non-service costs at Cleco Power.

Income Taxes
Federal and state income tax benefit decreased $3.8 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to $29.2 million for the change in pretax income, excluding AFUDC equity, $8.7 million for state tax expense, and $3.1 million for the amortization of excess ADIT. These decreases were partially offset by $32.0 million to record tax expense at the projected annual effective tax rate, $4.3 million for flow through of state tax benefits, and $0.9 million for permanent tax deductions.
The estimated annual effective income tax rates used during the first quarter of 2022 and 2021 for Cleco may not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Base	$157,024	$152,611	$4,413	2.9%
Fuel cost recovery	139,073	114,547	24,526	21.4%
Electric customer credits	(136)	(20,976)	20,840	99.4%
Other operations	19,084	18,626	458	2.5%
Affiliate revenue	1,459	1,655	(196)	(11.8)%
Operating revenue, net	316,504	266,463	50,041	18.8%
Operating expenses
Recoverable fuel and purchased power	138,951	114,573	(24,378)	(21.3)%
Non-recoverable fuel and purchased power	12,041	9,670	(2,371)	(24.5)%
Other operations and maintenance	48,729	53,565	4,836	9.0%
Depreciation and amortization	45,239	42,076	(3,163)	(7.5)%
Taxes other than income taxes	12,631	16,502	3,871	23.5%
Total operating expenses	257,591	236,386	(21,205)	(9.0)%
Operating income	58,913	30,077	28,836	95.9%
Interest income	740	642	98	15.3%
Allowance for equity funds used during construction	931	887	44	5.0%
Other expense, net	(2,035)	(4,258)	2,223	52.2%
Interest charges	18,801	18,646	(155)	(0.8)%
Federal and state income tax expense (benefit)	724	(9,723)	(10,447)	(107.4)%
Net income	$39,024	$18,425	$20,599	111.8%

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	890	916	(2.8)%
Commercial	599	580	3.3%
Industrial	544	520	4.6%
Other retail	30	31	(3.2)%
Total retail	2,063	2,047	0.8%
Sales for resale	683	696	(1.9)%
Total retail and wholesale customer sales	2,746	2,743	0.1%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$69,916	$67,811	3.1%
Commercial	48,264	46,465	3.9%
Industrial	21,358	22,427	(4.8)%
Other retail	2,702	2,667	1.3%
Total retail	142,240	139,370	2.1%
Sales for resale	14,784	13,241	11.7%
Total base revenue	$157,024	$152,611	2.9%

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

	FOR THE THREE MONTHS ENDED MAR. 31,
				2022 CHANGE
	2022	2021	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	925	935	891	(1.1)%	3.8%
Cooling degree-days	94	140	78	(32.9)%	20.5%

Base
Base revenue increased $4.4 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to $4.0 million of new interim rate recovery for return on certain storm costs relating to Hurricanes Laura, Delta, and Zeta and $2.5 million of higher rates as a result of the implementation of Cleco Power’s new retail rate plan. These increases were partially offset by $2.3 million of lower demand charges for industrial customers.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 78% of Cleco Power’s total fuel cost during the first quarter of 2022 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. During the three months ended March 31, 2021, Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of these costs through Cleco Power’s FAC over a period of 12 months beginning in May 2021. Cleco Power’s incremental fuel and purchased power costs for the three months ended March 31, 2021, were also impacted by higher costs of lignite at the Dolet Hills Power Station. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits decreased $20.8 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to lower credits to retail customers for the federal tax-related benefits of the TCJA now being a component of rates as a result of the settlement of Cleco Power’s retail rate plan. After the implementation of Cleco Power’s retail rate plan, these credits offset base revenue on Cleco Power’s Condensed Consolidated Statement of Income. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — TCJA.”

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $2.4 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to higher MISO transmission costs.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $4.8 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to $3.2 million of lower outage generation maintenance expenses and $1.7 million of lower routine generation maintenance expenses. Also contributing to the decrease was $1.5 million of lower uncollectible expenses largely the result of the expiration of deferred financing agreements which were put into place due to the COVID-19 disconnection moratorium order issued by the LPSC in March 2020. These decreases were partially offset by $1.7 million of higher expenses related to employee benefits.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.2 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to the amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $3.9 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to lower property taxes.

Other expense, net
Other expense, net decreased $2.2 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to lower pension non-service costs.

Income Taxes
Federal and state income tax expense (benefit) increased $10.4 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to $6.5 million for the change in pretax income, excluding AFUDC equity, $3.6 million to record tax expense at the projected annual effective tax rate, $3.1 million for the amortization of excess ADIT, and $1.7 million for state tax expense. These increases were partially offset by $4.3 million for the flow through of state tax benefits.
The estimated annual effective income tax rates used during the first quarter of 2022 and 2021 for Cleco Power may not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 8 — Income Taxes — Effective Tax Rates.”

Cleco Cajun
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Electric operations	$103,633	$101,507	$2,126	2.1%
Other operations	35,612	33,039	2,573	7.8%
Operating revenue, net	139,245	134,546	4,699	3.5%
Operating expenses
Fuel used for electric generation	(103,087)	10,610	113,697	*
Purchased power	68,108	67,608	(500)	(0.7)%
Other operations and maintenance	22,339	22,114	(225)	(1.0)%
Depreciation and amortization	21,890	10,856	(11,034)	(101.6)%
Taxes other than income taxes	3,078	3,770	692	18.4%
Total operating expenses	12,328	114,958	102,630	89.3%
Operating income	126,917	19,588	107,329	547.9%
Interest income	13	3	10	333.3%
Other income (expense), net	84	(652)	736	112.9%
Interest charges	(8)	(152)	144	94.7%
Federal and state income tax expense	33,641	4,610	(29,031)	(629.7)%
Net income	$93,381	$14,481	$78,900	544.9%
* Not Meaningful

Electric Operations
Electric operations revenue increased $2.1 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to $8.3 million of higher fuel rates and $2.2 million of higher load volumes. These increases were partially offset by $4.7 million of lower MISO make-whole payments and $3.9 million for the expiration of a power supply agreement in May 2021.

Other Operations Income
Other operations income increased $2.6 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to higher transmission revenue.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $113.7 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to $100.6 million of higher mark-to-market gains on gas-related derivative contracts. Increased natural gas prices have resulted in the unrealized gains related to these gas-related derivative contracts. Also contributing to the decrease was $21.7 million of settlements related to gas swaps activity and $2.0 million of lower natural gas consumption due to lower natural gas generating unit dispatch largely due to higher natural gas prices. These decreases were partially offset by $9.9 million of higher coal consumption which was largely the result of higher generating unit dispatch.

Depreciation and Amortization
Depreciation and amortization increased $11.0 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to higher depreciation on ARO assets as a result of an increase to those assets recorded in the third quarter of 2021 to comply with the final CCR Rule, as well as a reduction to the remaining lives of those assets.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
Income Taxes
Federal and state income tax expense increased $29.0 million during the first quarter of 2022 compared to the first quarter of 2021 primarily due to $22.7 million for the change in pretax income and $7.2 million for state tax expense. These increases were partially offset by $0.7 million for permanent tax deductions.
The effective income tax rates for the first quarters of 2022 and 2021 were 26.5% and 24.1%, respectively. The estimated annual effective income tax rates used during the first quarter of 2022 and 2021 for Cleco Cajun may not be indicative of the full-year income tax rates.

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
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three months ended March 31, 2022, and 2021:

	FOR THE THREE MONTHS ENDED MAR. 31,
	2022			2021
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$39,024	$93,381		$18,425	$14,481
Add: Depreciation and amortization	45,239	23,180	(1)	42,076	11,653	(2)
Less: Interest income	740	13		642	3
Add: Interest charges	18,801	(8)		18,646	(152)
Add: Federal and state income tax (benefit) expense	724	33,641		(9,723)	4,610
EBITDA	$103,048	$150,181		$68,782	$30,589
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

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2022:

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
On April 1, 2022, and following the LPSC’s authorization of the securitization financing of Cleco Power’s storm restoration costs, S&P revised its outlook on Cleco Holdings and Cleco Power to stable from negative. S&P revised its outlook due to its expectation that Cleco’s financial measures will improve and have a stronger balance sheet given the anticipated securitization of storm restoration costs.
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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For more information about credit support see Item 1, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

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
Recently, inflationary pressures have increased substantially. Under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s future cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years.

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. On June 16, 2021, the LPSC approved Cleco Power’s new retail rate plan, which included the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers will continue receiving bill credits resulting from the TCJA. For more information on the regulatory impact of the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Regulation and Rates — TCJA.”

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

Debt

Cleco
At March 31, 2022, and December 31, 2021, Cleco had no short-term debt outstanding.
At March 31, 2022, Cleco’s long-term debt and finance leases outstanding totaled $3.48 billion, of which $93.5 million was due within one year. The long-term debt due within one year at March 31, 2022, primarily represents $67.7 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC and $25.0 million of Cleco Power’s senior notes due in December 2022.
Cash and cash equivalents available at March 31, 2022, were $197.8 million, combined with $475.0 million available revolving credit facility capacity ($175.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $672.8 million. For more information on the credit facility capacity, see “— Credit Facilities.”
At March 31, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting and Financial Instruments.”
At March 31, 2022, and December 31, 2021, Cleco had a working capital surplus of $420.5 million and $254.8 million, respectively. The $165.7 million increase in working capital is primarily due to:

•a $49.2 million increase in cash and cash equivalents,
•a $43.9 million increase in energy risk management assets, excluding Cleco Power FTRs, primarily due to market value changes on gas-related derivative contracts at Cleco Cajun,
•a $40.0 million decrease in affiliate accounts payable primarily due to settlement of intercompany taxes payable,
•a $33.0 million increase in taxes receivable primarily due to higher accrual for federal income taxes,
•a $29.7 million increase in other accounts receivable primarily due to a receivable for a life insurance death benefit and the settlement of gas-related derivative contracts at Cleco Cajun,
•a $27.9 million decrease in accounts payable, excluding Cleco Power FTR purchases, primarily due to short-term incentive plan payments in March 2022, lower accruals for generating station outage maintenance at Cleco Power, lower accruals related to the restoration efforts for Hurricane

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
Ida at Cleco Power, lower MISO power purchases at Cleco Power, partially offset by higher accruals for natural gas at Cleco Power and Cleco Cajun,
•a $14.5 million decrease in other current liabilities primarily due to the settlement of the South Central Generating lawsuit in January 2022 and payment to MISO for the refund of capital expenditures paid for by third parties while Cleco Power was operating under the SSR agreement, and
•an $11.7 million increase in fuel inventory, excluding Cleco Power FTRs, primarily due to less burning of coal at Cleco Cajun as a result of generating station outages and higher petroleum coke at Cleco Power as a result of an increase in volume at a higher price per ton.

These increases in working capital were partially offset by:

•a $24.4 million increase in interest accrued primarily due to the timing of interest payments on long-term debt,
•a $17.3 million increase in taxes payable primarily due to accruals of property taxes,
•a $13.9 million decrease in the cash surrender value of a life insurance policy primarily due to the recognition of a death benefit and unfavorable market conditions at Cleco Holdings,
•a $10.1 million decrease in accumulated deferred fuel, excluding Cleco Power FTRs, primarily due to the timing of collections, and
•a $10.3 million decrease in customer accounts receivable primarily due to the timing of collections from Cleco Power customers.

Cleco Holdings
At March 31, 2022, and December 31, 2021, Cleco Holdings had no short-term debt outstanding.
At March 31, 2022, Cleco Holdings’ long-term debt outstanding was $1.54 billion, of which $67.7 million was due within one year. The long-term debt due within one year at March 31, 2022, represents principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
At March 31, 2022, Cleco Holdings had no borrowings outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at March 31, 2022.
Cash and cash equivalents available at Cleco Holdings at March 31, 2022, were $2.3 million, combined with $175.0 million revolving credit facility capacity for total liquidity of $177.3 million.

Cleco Power
At March 31, 2022, and December 31, 2021, Cleco Power had no short-term debt outstanding.
Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. There were no amounts outstanding under the uncommitted line of credit at March 31, 2022.
On March 30, 2022, the LPSC approved a settlement agreement filed by the LPSC Staff and Cleco Power allowing securitization of $424.1 million. On April 1, 2022, the LPSC issued the financing order authorizing Cleco Power to issue storm recovery bonds in the aggregate principal amount of up to $425.0 million. Cleco Power expects the securitization financing to close by mid-2022. For more information on the securitization, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 16 — Storm Restoration, Securitization, and Cost Recovery — Storm Securitization and Cost Recovery.”
At March 31, 2022, Cleco Power’s long-term debt outstanding was $1.83 billion, of which $25.8 million was due within one year. The amount due within one year primarily represents $25.0 million of senior notes due in December 2022.
Cash and cash equivalents available at March 31, 2022, were $108.2 million, combined with $300.0 million revolving credit facility capacity for total liquidity of $408.2 million.
At March 31, 2022, and December 31, 2021, Cleco Power had a working capital surplus of $160.0 million and a surplus of $110.2 million, respectively. The $49.9 million increase in working capital is primarily due to:

•a $50.2 million decrease in affiliate accounts payable primarily due to the settlement of intercompany taxes payable,
•a $22.6 million increase in cash and cash equivalents,
•an $18.5 million decrease in accounts payable, excluding FTR purchases, primarily due to short-term incentive plan payments in March 2022, lower accruals for generating station outage maintenance, lower accruals related to the restoration efforts for Hurricane Ida, and lower MISO power purchases, partially offset by higher accruals for natural gas, and
•an $8.1 million increase in fuel inventory, excluding Cleco Power FTRs, primarily due to higher petroleum coke as a result of an increase in volume at a higher price per ton.

These increases in working capital were partially offset by:

•a $16.2 million increase in interest accrued primarily due to the timing of interest payments on long-term debt,
•a $13.2 million increase in taxes payable primarily due to accruals of property taxes,
•an $11.9 million decrease in affiliate accounts receivable primarily due to the settlement of intercompany receivables,
•a $10.1 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to the timing of collections, and
•an $8.8 million decrease in customer accounts receivable primarily due to the timing of collections from customers.
Credit Facilities
At March 31, 2022, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with no outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. These revolving credit agreements were entered into on May 21, 2021, and replaced the respective previously existing agreements. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides for working capital and other financing needs. The revolving credit

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2022, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At March 31, 2022, the borrowing costs under the facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2022, Cleco Power was in compliance with the covenants of its revolving credit facility. At March 31, 2022, the borrowing costs under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At March 31, 2022, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At March 31, 2022, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016
Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cleco Cash Flows
Net Operating Cash Flow
Net cash provided by operating activities was $99.1 million and $22.0 million for the three months ended March 31, 2022, and 2021, respectively. Net cash provided by operating activities increased $121.1 million primarily due to:

•lower fuel and purchased power costs at Cleco Power of $50.7 million primarily due to the absence of costs associated with Winter Storms Uri and Viola,
•lower operations and maintenance payments related to storm restoration activities of $42.2 million at Cleco Power,
•collateral of $26.3 million received from counterparties related to Cleco Cajun’s natural gas derivatives,
•higher collections from Cleco Power customers of $9.3 million due to timing of collections,
•lower vendor payments of $6.7 million primarily due to timing of invoices related to outside services,
•higher receipts of $4.8 million for advances from Cleco Power customers, and
•lower payments for fuel inventory at Cleco Power of $2.8 million primarily due to lower gas purchases, partially offset by higher coal and petroleum coke purchases.

These increases were partially offset by:

•higher payments for affiliate settlements of $40.0 million,
•lower collections from Cleco Cajun’s joint owners of $5.5 million primarily due to the timing of receipts for their portions of generating station expenditures, and
•lower collections from Cleco Power’s joint owners of $3.9 million primarily due to the timing of receipts for their portions of generating station expenditures.

Net Investing Cash Flow
Net cash used in investing activities was $39.7 million and $35.7 million for the three months ended March 31, 2022, and 2021, respectively. Net cash used in investing activities increased $4.0 million primarily due to:

•higher additions to property, plant, and equipment, net of AFUDC, of $2.4 million and
•lower returns of equity investment from Oxbow of $1.8 million.

Net Financing Cash Flow
Net cash used in financing activities was $10.2 million for the three months ended March 31, 2022. Net cash provided by financing activities was $59.7 million for the three months ended March 31, 2021. Net cash used in financing activities increased $69.9 million primarily due to:

•lower draws on revolving credit facilities of $60.0 million and
•higher distributions to Cleco Group of $10.0 million.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $60.8 million for the three months ended March 31, 2022. Net cash used in operating activities was $12.5 million during the three months ended March 31, 2021. Net cash provided by operating activities increased $73.3 million primarily due to:

•lower fuel and purchased power costs at Cleco Power of $50.7 million primarily due to the absence of costs associated with Winter Storms Uri and Viola,
•lower operations and maintenance payments related to storm restoration activities of $42.2 million,
•higher collections from customers of $9.3 million due to timing of collections,
•higher receipts of $4.8 million for advances from customers, and
•lower payments for fuel inventory at Cleco Power of $2.8 million primarily due to lower gas purchases, partially offset by higher coal and petroleum coke purchase.

These increases were partially offset by:

•higher payments for affiliate settlements of $36.5 million and
•lower collections from joint owners of $3.9 million primarily due to the timing of receipts for their portions of generating station expenditures.

Net Investing Cash Flow
Net cash used in investing activities was $38.0 million and $34.2 million for the three months ended March 31, 2022, and 2021, respectively. Net cash used in investing activities increased $3.8 million primarily due to:

•higher additions to property, plant, and equipment, net of AFUDC, of $2.2 million and
•lower returns of equity investment from Oxbow of $1.8 million.

Net Financing Cash Flow
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2022. Net cash provided by financing activities was $59.7 million for the three months ended March 31, 2021. Net cash used in financing activities increased $59.9 million primarily due to lower draws on revolving credit facilities.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements. For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks, due to a physical attack, cyberattack, or other event, could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Information and Supply Chain Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each month, management provides cybersecurity updates to Cleco’s Asset Management Committee. Cleco’s third party providers are susceptible to data breaches, which could potentially allow an attacker to compromise the third party servers on which the products run. Cleco could have potential impacts to the confidentiality, integrity, or availability of its data or systems. The third party providers and Cleco investigate data breach incidents. Past instances have resulted in no negative impacts to Cleco’s confidentiality, integrity, or availability of its data or systems. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Operational Risks — Technology and Terrorism Threats” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
reinterpretations, and requirements. Cleco Power could then seek recovery of additional environmental compliance costs as riders through the LPSC’s EAC or FRP. If Cleco fails to comply with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cross-State Air Pollution Rule
On April 6, 2022, the EPA published in the federal register a proposed federal implementation plan (FIP) that if finalized would be applied to address the “good neighbor” requirements for the 2015 ozone NAAQS for those states that do not have an approved state implementation plan (SIP). If the EPA finalizes its proposed disapproval of the Louisiana SIP, the EPA would apply a finalized FIP to address the “good neighbor” provision in Louisiana for the 2015 ozone NAAQS, which might result in the allocation of fewer emission allowances to generating units and may cause Cleco to buy additional allowances and/or take other measures to comply. Management is unable to predict or give a reasonable estimate of the outcome of the EPA’s decision regarding the “good neighbor” provision.

Retail Rates of Cleco Power

Base Rates
Effective July 1, 2021, Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC on June 16, 2021. For more information on this FRP, see Note 10 — “Regulation and Rates — FRP.”

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

Wholesale Rates
The rates Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers are subject to FERC’s triennial market power analysis. FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its most recent triennial market power analysis on December 23, 2020, and it is currently pending FERC approval. The next triennial market power analysis is expected to be filed in December 2023.

Transmission Rates
For information about the risks associated with Cleco’s participation in MISO, see Part I, Item 1A, “Risk Factors — Regulatory Risks — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
For information on transmission rates of Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Distribution Projects
Cleco Power’s significant ongoing projects includes the DSMART distribution project. For information on this project, see “— Overview — Cleco Power.”

Market Structure

Wholesale Electric Markets

RTO
For information on Cleco Power’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
ERO
NERC, subject to oversight by FERC, is the ERO responsible for developing and enforcing mandatory reliability standards for users, owners, and operators of the bulk power system. NERC, as the ERO, delegates authority to SERC Reliability Corporation.
A NERC Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. The next NERC Reliability Standards audits for Cleco Power and Cleco Cajun are scheduled to begin in September 2022.
A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. The next NERC CIP audits for Cleco Power and Cleco Cajun are scheduled to begin in 2023.
Management is unable to predict the final financial outcome of any future audits or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Integrated Resource Plan (IRP)
On October 20, 2021, Cleco Power filed its request with the LPSC to initiate its next IRP process. Cleco Power filed its initial data assumptions to be used in its IRP analysis on February 21, 2022. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholders meeting was conducted on March 24, 2022. The first draft of the IRP is expected to be filed in October 2022.
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis. The IRP is used as a guide in future decision-making and does not represent firm operational commitments.

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired on December 31, 2020. Cleco Power is currently working to complete a new five-year program to submit to the LPSC for approval. On April 29, 2022, Cleco Power filed its annual SQP monitoring report for 2021 based on the expired reporting requirements.

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and is enforced by state law. These franchises are for fixed terms, which vary from 10 years to more than 50 years. Historically, Cleco Power has been successful in the timely renewal of substantially all franchises as each neared the end of its term. Cleco Power’s next municipal franchise expires in April 2023.
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
For more information on Cleco’s critical accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

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

Liquidity Risk
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. Disruption in the capital and credit markets may potentially increase the costs of capital and limit the ability to access the capital markets. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain and expand its business. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. Cleco Holdings and Cleco Power pay fees and interest under their respective credit facilities based on the highest rating held. For more information, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital
Resources — General Considerations and Credit-Related Risks.”

Interest Rate Risk
Cleco monitors its mix of fixed- and variable-rate debt obligations in light of changing market conditions and from time to time may alter that mix, for example, refinancing balances outstanding under its variable-rate bank facilities with fixed-rate debt or vice versa. Calculations of the changes in fair market value and interest expense of the debt securities are made over a one-year period.
Sensitivity to changes in interest rates for variable-rate obligations is computed by assuming a 1% change in the current interest rate applicable to such debt.
At March 31, 2022, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At March 31, 2022, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%.
At March 31, 2022, Cleco Holdings had a $200.0 million long-term variable rate bank term loan outstanding at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 2.085%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.0 million on an annualized basis. The weighted average rate for all outstanding term loan debt at Cleco Holdings for the three months ended March 31, 2022, was 1.77%.
At March 31, 2022, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. At March 31, 2022, Cleco Power’s borrowing costs under its $300.0 million revolving credit facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
At March 31, 2022, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of 1.71%. The weighted average rate for the outstanding term loan debt at Cleco Power for the three months ended March 31, 2022, was 1.40%.
At March 31, 2022, Cleco Power had $325.0 million long-term floating rate senior notes outstanding. These notes bear interest at a rate of three-month LIBOR plus 50 basis points per annum, for an all-in interest rate of 0.716% at March 31, 2022. The weighted average rate for the outstanding floating rate senior notes at Cleco Power for the three months ended March 31, 2022, was 0.85%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $4.5 million on an annualized basis.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $6.5 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q
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
At March 31, 2022, Cleco Cajun had gas-related derivative contracts including fixed price physical forwards and financially settled swap transactions. These are included in natural gas derivatives in the following tables. Cleco Power does not have any gas-related contracts accounted for as derivatives.
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2022:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT MAR. 31, 2022
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CASH COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$1,114	$—	$1,114	$—	$1,114
Current	Energy risk management liabilities	(599)	—	(599)	—	(599)
Natural gas derivatives
Current	Energy risk management assets	107,842	(26,300)	81,542	(75,919)	5,623
Non-current	Energy risk management assets	84,898	—	84,898	(6,081)	78,817
Commodity-related contracts, net		$193,255	$(26,300)	$166,955	$(82,000)	$84,955
(1) Represents letters of credit by counterparties.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2022
Commodity-related contracts
FTRs
Current	Energy risk management assets	$840
Current	Energy risk management liabilities	(273)
Commodity-related contracts, net		$567
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
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED MAR. 31, 2022
(THOUSANDS)	AT MAR. 31, 2022	HIGH	LOW	AVERAGE
Cleco	$31,161	$32,717	$21,025	$25,818

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting and Financial Instruments — Commodity Contracts.”

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of March 31, 2022. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in
SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the update to the risk factor below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Further, the supply markets for fuel, natural gas, and oil are subject to price fluctuations, availability restrictions, counterparty default, and geopolitical risk, including the current Russia-Ukraine conflict and U.S. sanctions against Russia. Historically, natural gas prices have been more volatile than other fuel sources. In 2021, and continuing in 2022, market prices for natural gas increased significantly from the relatively low market prices prevalent in recent years. Increases in fuel prices could significantly increase the cost of electric service Cleco provides to its customers. Recovery of these costs included in Cleco Power’s FAC is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC.

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
10.1	Form of Sixth Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2022, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager.
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
10.1	Form of Sixth Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2022, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager.
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2022 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2022