Form 10-Q
period 2022-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2022-08-10
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Or
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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
Big Cajun II	Cleco Cajun’s generating facility located in New Roads, Louisiana consisting of Unit 1, Unit 2, and Unit 3. Cleco Cajun has a 58% ownership interest in the capacity of Unit 3.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC and its subsidiaries
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MAM, BCI, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cleco Securitization I	Cleco Securitization I, LLC, a special-purpose, wholly owned subsidiary of Cleco Power
Como 1	Como 1, L.P., currently known as Cleco Partners
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variants thereof, and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station. The Dolet Hills Power Station was retired on December 31, 2021.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESG	Environmental, Social, and Governance
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
SSR	System Support Resource
Storm Recovery Property	Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on greenhouse gas emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks, and other conflicts and hostilities, including the current armed conflict in Ukraine,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•the ability of Cleco’s customers to pay their utility bills on time due to costs related to rising fuel prices, severe weather recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,

•Cleco’s ability to recontract existing power purchase agreements or secure future power purchase agreements with wholesale customers,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, or increased distributed generation,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal proceedings and other contingencies,

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance costs, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations,
•workforce factors, including aging workforce, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees, and
•the unpredictability of civil unrest and its direct and indirect impact on Cleco.
For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and in Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$492,283	$351,936
Other operations	53,264	45,330
Gross operating revenue	545,547	397,266
Electric customer credits	(129)	(18,517)
Operating revenue, net	545,418	378,749
Operating expenses
Fuel used for electric generation	168,611	25,482
Purchased power	144,797	90,494
Other operations and maintenance	74,685	72,583
Depreciation and amortization	68,182	54,318
Taxes other than income taxes	15,422	11,886
Total operating expenses	471,697	254,763
Operating income	73,721	123,986
Interest income	1,241	829
Allowance for equity funds used during construction	808	1,105
Other expense, net	(8,473)	(3,970)
Interest charges
Interest charges, net	36,761	33,826
Allowance for borrowed funds used during construction	(354)	(535)
Total interest charges	36,407	33,291
Income before income taxes	30,890	88,659
Federal and state income tax expense	29,527	9,837
Net income	$1,363	$78,822
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021
Net income	$1,363	$78,822
Other comprehensive income (loss), net of tax
Postretirement benefits gain (loss) (net of tax expense of $2 in 2022 and tax benefit of $148 in 2021)	7	(420)
Total other comprehensive income (loss), net of tax	7	(420)
Comprehensive income, net of tax	$1,370	$78,402
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$889,592	$718,181
Other operations	105,271	95,056
Gross operating revenue	994,863	813,237
Electric customer credits	(265)	(39,494)
Operating revenue, net	994,598	773,743
Operating expenses
Fuel used for electric generation	166,106	81,302
Purchased power	260,625	235,196
Other operations and maintenance	142,827	144,693
Depreciation and amortization	137,270	109,265
Taxes other than income taxes	31,870	33,003
Total operating expenses	738,698	603,459
Operating income	255,900	170,284
Interest income	1,997	1,475
Allowance for equity funds used during construction	1,740	1,991
Other expense, net	(8,663)	(7,002)
Interest charges
Interest charges, net	70,664	67,918
Allowance for borrowed funds used during construction	(737)	(735)
Total interest charges	69,927	67,183
Income before income taxes	181,047	99,565
Federal and state income tax expense	23,940	416
Net income	$157,107	$99,149
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021
Net income	$157,107	$99,149
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $8 in 2022 and $74 in 2021)	21	208
Total other comprehensive income, net of tax	21	208
Comprehensive income, net of tax	$157,128	$99,357
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Assets
Current assets
Cash and cash equivalents	$130,878	$148,563
Restricted cash and cash equivalents	10,958	1,674
Customer accounts receivable (less allowance for credit losses of $1,190 in 2022 and $1,302 in 2021)	114,743	91,869
Accounts receivable - affiliate	6,850	3,041
Other accounts receivable	49,415	27,818
Taxes receivable	—	564
Unbilled revenue	48,665	37,663
Fuel inventory, at average cost	100,856	68,838
Materials and supplies, at average cost	140,874	133,666
Energy risk management assets	71,550	43,479
Accumulated deferred fuel	93,376	56,826
Cash surrender value of company-/trust-owned life insurance policies	77,179	98,576
Prepayments	14,892	13,283
Regulatory assets	50,704	29,261
Other current assets	5,496	12,839
Total current assets	916,436	767,960
Property, plant, and equipment
Property, plant, and equipment	5,340,235	5,416,722
Accumulated depreciation	(861,368)	(700,991)
Net property, plant, and equipment	4,478,867	4,715,731
Construction work in progress	107,065	100,163
Total property, plant, and equipment, net	4,585,932	4,815,894
Equity investment in investee	2,072	2,072
Goodwill	1,490,797	1,490,797
Prepayments	28,086	21,598
Operating lease right of use assets	22,826	24,014
Restricted cash and cash equivalents	113,370	745
Note receivable	13,336	13,744
Regulatory assets	679,740	810,820
Intangible asset - securitization	415,946	—
Intangible assets - other	69,435	82,235
Energy risk management assets	80,560	50,962
Other deferred charges	43,785	44,177
Total assets	$8,462,321	$8,125,018
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$55,000	$—
Long-term debt and finance leases due within one year	261,506	93,455
Accounts payable	218,464	167,886
Accounts payable - affiliate	10,633	51,297
Customer deposits	62,299	60,852
Provision for rate refund	5,978	5,682
Taxes payable	38,999	6,311
Interest accrued	15,668	15,203
Energy risk management liabilities	7,181	834
Regulatory liabilities	43,222	44,072
Deferred compensation	11,640	14,420
Other current liabilities	50,536	53,150
Total current liabilities	781,126	513,162
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	802,980	755,764
Postretirement benefit obligations	290,638	291,606
Regulatory liabilities - deferred taxes, net	22,635	51,472
Storm reserves	108,377	—
Deferred lease revenue	26,849	31,451
Intangible liabilities	16,476	18,997
Asset retirement obligations	69,948	69,667
Operating lease liabilities	19,972	21,128
Other deferred credits	31,115	27,582
Total long-term liabilities and deferred credits	1,388,990	1,267,667
Long-term debt and finance leases, net	3,313,759	3,390,033
Total liabilities	5,483,875	5,170,862
Commitments and contingencies (Note 13)
Member’s equity	2,978,446	2,954,156
Total liabilities and member’s equity	$8,462,321	$8,125,018
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022		2021
Operating activities
Net income	$157,107		$99,149
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	154,322		124,750
Provision for credit losses	1,210		2,486
Unearned compensation expense	2,380		3,749
Allowance for equity funds used during construction	(1,740)		(1,991)
Gain on risk management assets and liabilities, net	(89,991)		(48,242)
Deferred lease revenue	(4,603)		(4,603)
Deferred income taxes	17,522		5,425
Cash surrender value of company-/trust-owned life insurance	3,092		(5,545)
Changes in assets and liabilities
Accounts receivable	(49,606)		(18,826)
Accounts receivable, affiliate	(3,808)		(1,023)
Unbilled revenue	(11,002)		(4,181)
Fuel inventory and materials and supplies	(39,802)		(57,899)
Prepayments	(8,494)		(7,555)
Accounts payable	51,850		12,768
Accounts payable - affiliate	(40,664)		—
Customer deposits	6,034		6,286
Provision for merger commitments	(500)		(1,143)
Postretirement benefit obligations	(939)		1,959
Regulatory assets and liabilities, net	1,815		(17,608)
Deferred fuel recoveries	(38,992)		(48,321)
Other deferred accounts	(3,248)		(8,163)
Taxes accrued	32,616		19,220
Energy risk management collateral received	42,500		—
Other operating	(2,552)		(5,230)
Net cash provided by operating activities	174,507		45,462
Investing activities
Additions to property, plant, and equipment	(101,673)		(138,516)
Return of equity investment in investee	—		1,750
Return of investment in company-owned life insurance	15,671		—
Other investing	891		1,091
Net cash used in investing activities	(85,111)		(135,675)
Financing activities
Draws on revolving credit facilities	55,000		100,000
Payments on revolving credit facilities	—		(15,000)
Issuances of long-term debt	424,946		—
Repayment of long-term debt	(325,000)		—
Payment of financing costs	(6,913)		(2,674)
Distributions to member	(132,838)		—
Other financing	(367)		(332)
Net cash provided by financing activities	14,828		81,994
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	104,224		(8,219)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	150,982	(1)	90,265
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$255,206	(2)	$82,046

Supplementary cash flow information
Interest paid, net of amount capitalized	$64,035		$62,947
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$5,626		$3,547
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$197,689		$—
Accrued distribution from equity investment in investee	$—		$1,750

(1) Includes cash and cash equivalents of $148,563, current restricted cash and cash equivalents of $1,674, and non-current restricted cash and cash equivalents of $745.
(2) Includes cash and cash equivalents of $130,878, current restricted cash and cash equivalents of $10,958, and non-current restricted cash and cash equivalents of $113,370.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Mar. 31, 2021	$2,454,276	$348,870	$(25,168)	$2,777,978
Net income	—	78,822	—	78,822
Other comprehensive loss, net of tax	—	—	(420)	(420)
Balances, June 30, 2021	$2,454,276	$427,692	$(25,588)	$2,856,380

Balances, Mar. 31, 2022	$2,454,276	$669,253	$(23,615)	$3,099,914
Distributions to member	—	(122,838)	—	(122,838)
Net income	—	1,363	—	1,363
Other comprehensive income, net of tax	—	—	7	7
Balances, June 30, 2022	$2,454,276	$547,778	$(23,608)	$2,978,446

Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
Net income	—	99,149	—	99,149
Other comprehensive income, net of tax	—	—	208	208
Balances, June 30, 2021	$2,454,276	$427,692	$(25,588)	$2,856,380

Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
Distributions to member	—	(132,838)	—	(132,838)
Net income	—	157,107	—	157,107
Other comprehensive income, net of tax	—	—	21	21
Balances, June 30, 2022	$2,454,276	$547,778	$(23,608)	$2,978,446
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$368,614	$262,948
Other operations	18,686	16,269
Affiliate revenue	1,628	1,224
Gross operating revenue	388,928	280,441
Electric customer credits	(129)	(18,762)
Operating revenue, net	388,799	261,679
Operating expenses
Fuel used for electric generation	149,658	68,633
Purchased power	51,412	34,255
Other operations and maintenance	52,277	52,160
Depreciation and amortization	44,299	40,933
Taxes other than income taxes	11,547	7,314
Total operating expenses	309,193	203,295
Operating income	79,606	58,384
Interest income	1,035	825
Allowance for equity funds used during construction	808	1,105
Other expense, net	(2,225)	(5,700)
Interest charges
Interest charges, net	21,659	18,772
Allowance for borrowed funds used during construction	(354)	(535)
Total interest charges	21,305	18,237
Income before income taxes	57,919	36,377
Federal and state income tax expense	3,214	8,956
Net income	$54,705	$27,421
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021
Net income	$54,705	$27,421
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $113 in 2022 and $101 in 2021)	307	287
Amortization of interest rate derivatives to earnings (net of tax expense of $23 in 2022 and $22 in 2021)	63	64
Total other comprehensive income, net of tax	370	351
Comprehensive income, net of tax	$55,075	$27,772
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$664,711	$530,107
Other operations	37,771	34,895
Affiliate revenue	3,087	2,879
Gross operating revenue	705,569	567,881
Electric customer credits	(265)	(39,738)
Operating revenue, net	705,304	528,143
Operating expenses
Fuel used for electric generation	250,239	113,843
Purchased power	101,822	113,288
Other operations and maintenance	101,006	105,726
Depreciation and amortization	89,538	83,009
Taxes other than income taxes	24,178	23,816
Total operating expenses	566,783	439,682
Operating income	138,521	88,461
Interest income	1,775	1,468
Allowance for equity funds used during construction	1,740	1,991
Other expense, net	(4,261)	(9,958)
Interest charges
Interest charges, net	40,845	37,618
Allowance for borrowed funds used during construction	(737)	(735)
Total interest charges	40,108	36,883
Income before income taxes	97,667	45,079
Federal and state income tax expense (benefit)	3,938	(767)
Net income	$93,729	$45,846
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021
Net income	$93,729	$45,846
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $226 in 2022 and $263 in 2021)	613	745
Amortization of interest rate derivatives to earnings (net of tax expense of $46 in 2022 and $45 in 2021)	126	128
Total other comprehensive income, net of tax	739	873
Comprehensive income, net of tax	$94,468	$46,719
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Assets
Utility plant and equipment
Property, plant, and equipment	$5,665,410	$5,745,489
Accumulated depreciation	(2,032,562)	(1,919,766)
Net property, plant, and equipment	3,632,848	3,825,723
Construction work in progress	101,666	94,573
Total utility plant and equipment, net	3,734,514	3,920,296
Current assets
Cash and cash equivalents	52,810	85,667
Restricted cash and cash equivalents	10,958	1,674
Customer accounts receivable (less allowance for credit losses of $1,190 in 2022 and $1,302 in 2021)	58,462	48,551
Accounts receivable - affiliate	3,209	13,612
Other accounts receivable	30,015	21,931
Taxes receivable	328	—
Unbilled revenue	48,665	37,663
Fuel inventory, at average cost	78,233	46,121
Materials and supplies, at average cost	108,306	101,502
Energy risk management assets	10,857	5,515
Accumulated deferred fuel	93,376	56,826
Cash surrender value of company-owned life insurance policies	16,280	16,260
Prepayments	8,631	7,784
Regulatory assets	42,968	21,526
Other current assets	2,202	782
Total current assets	565,300	465,414
Equity investment in investee	2,072	2,072
Prepayments	1,336	1,243
Operating lease right of use assets	22,788	23,970
Restricted cash and cash equivalents	112,623	—
Note receivable	13,336	13,744
Regulatory assets	554,767	680,813
Intangible asset - securitization	415,946	—
Other deferred charges	21,430	21,949
Total assets	$5,444,112	$5,129,501
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Liabilities and member’s equity
Member’s equity	$1,991,005	$1,948,537
Long-term debt and finance leases, net	1,892,407	1,800,854
Total capitalization	3,883,412	3,749,391
Current liabilities
Short-term debt	55,000	—
Long-term debt and finance leases due within one year	28,985	25,755
Accounts payable	144,713	114,493
Accounts payable - affiliate	10,383	69,729
Customer deposits	62,299	60,852
Provision for rate refund	5,978	5,682
Taxes payable	30,126	5,494
Interest accrued	5,536	5,080
Energy risk management liabilities	719	597
Regulatory liabilities	43,222	44,072
Other current liabilities	29,389	23,467
Total current liabilities	416,350	355,221
Commitments and contingencies (Note 13)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	741,773	707,479
Postretirement benefit obligations	206,150	205,214
Regulatory liabilities - deferred taxes, net	22,635	51,472
Storm reserves	108,377	—
Asset retirement obligations	19,519	19,456
Operating lease liabilities	19,950	21,100
Other deferred credits	25,946	20,168
Total long-term liabilities and deferred credits	1,144,350	1,024,889
Total liabilities and member’s equity	$5,444,112	$5,129,501
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022		2021
Operating activities
Net income	$93,729		$45,846
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	93,589		85,844
Provision for credit losses	1,210		2,486
Unearned compensation expense	356		1,063
Allowance for equity funds used during construction	(1,740)		(1,991)
Deferred income taxes	4,334		(8,424)
Changes in assets and liabilities
Accounts receivable	(23,192)		(11,775)
Accounts receivable - affiliate	11,978		3,368
Unbilled revenue	(11,002)		(4,181)
Fuel inventory and materials and supplies	(39,493)		(58,627)
Accounts payable	29,774		30,625
Accounts payable - affiliate	(58,837)		(1,763)
Customer deposits	6,034		6,286
Postretirement benefit obligations	202		1,661
Regulatory assets and liabilities, net	821		(18,602)
Deferred fuel recoveries	(38,992)		(48,321)
Other deferred accounts	1,340		(5,063)
Taxes accrued	23,668		30,062
Other operating	(3,109)		(7,969)
Net cash provided by operating activities	90,670		40,525
Investing activities
Additions to property, plant, and equipment	(98,162)		(132,194)
Return of equity investment in investee	—		1,750
Other investing	869		1,091
Net cash used in investing activities	(97,293)		(129,353)
Financing activities
Draws on revolving credit facility	55,000		100,000
Payments on revolving credit facility	—		(15,000)
Issuances of long-term debt	424,946		—
Repayment of long-term debt	(325,000)		—
Payment of financing costs	(6,906)		(1,515)
Distributions to member	(52,000)		—
Other financing	(367)		(332)
Net cash provided by financing activities	95,673		83,153
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	89,050		(5,675)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	87,341	(1)	29,391
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$176,391	(2)	$23,716

Supplementary cash flow information
Interest paid, net of amount capitalized	$35,480		$33,973
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$5,345		$2,814
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$197,689		$—
Accrued distribution from equity investment in investee	$—		$1,750
(1) Includes cash and cash equivalents of $85,667 and current restricted cash and cash equivalents of $1,674.
(2) Includes cash and cash equivalents of $52,810, current restricted cash and cash equivalents of $10,958, and non-current restricted cash and cash equivalents of $112,623.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, March 31, 2021	$1,851,057	$(24,231)	$1,826,826
Net income	27,421	—	27,421
Other comprehensive income, net of tax	—	351	351
Balances, June 30, 2021	$1,878,478	$(23,880)	$1,854,598

Balances, March 31, 2022	$2,005,744	$(17,814)	$1,987,930
Distributions to parent	(52,000)	—	(52,000)
Net income	54,705	—	54,705
Other comprehensive income, net of tax	—	370	370
Balances, June 30, 2022	$2,008,449	$(17,444)	$1,991,005

Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
Net income	45,846	—	45,846
Other comprehensive income, net of tax	—	873	873
Balances, June 30, 2021	$1,878,478	$(23,880)	$1,854,598

Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
Distributions to parent	(52,000)	—	(52,000)
Net income	93,729	—	93,729
Other comprehensive income, net of tax	—	739	739
Balances, June 30, 2022	$2,008,449	$(17,444)	$1,991,005
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Leases	Cleco and Cleco Power
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting and Financial Instruments	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 9	Income Taxes	Cleco and Cleco Power
Note 10	Disclosures about Segments	Cleco
Note 11	Regulation and Rates	Cleco and Cleco Power
Note 12	Variable Interest Entities	Cleco and Cleco Power
Note 13	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 14	Affiliate Transactions	Cleco and Cleco Power
Note 15	Intangible Assets and Liabilities	Cleco and Cleco Power
Note 16	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 17	Storm Securitization and Cost Recovery	Cleco and Cleco Power

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
In response to the COVID-19 pandemic, in March 2020 the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of expenses incurred as a result of this executive order, as well as the lost revenue associated with the disconnection fees and incremental costs. Cleco Power anticipates approval of the recovery of these expenses in the fourth quarter of 2022. At June 30, 2022, Cleco Power had a regulatory asset of $3.0 million recorded for expenses incurred related to the executive order, as allowed by the LPSC.
Cleco continues to assess the COVID-19 situation and cannot predict the full impact that COVID-19, or any significant related disruptions, will have on its business, cash flows, liquidity, financial condition, and results of operations.

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Following the formation of Cleco Securitization I and the closing of the storm securitization financing on June 22, 2022, Cleco Power became the primary beneficiary of Cleco Securitization I, and as a result, the financial statements of Cleco Securitization I are consolidated with the financial statements of Cleco Power. For additional information about
Cleco Securitization I, see Note 12 — “Variable Interest Entities.” For additional information about the storm securitization financing and its regulatory impacts, see Note 5 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs” and Note 17 — “Storm Securitization and Cost Recovery.”

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
These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments that are necessary for a fair statement of the financial position and results of operations of Cleco and Cleco Power. Amounts reported in Cleco’s and Cleco Power’s interim financial statements are not necessarily indicative of amounts expected for the annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, discrete income tax items, and other factors.
In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Current
Cleco Katrina/Rita storm recovery surcharge	$1,677	$1,674
Cleco Power’s storm restoration costs - Hurricane Ida	9,281	—
Total current	10,958	1,674
Non-current
Diversified Lands’ mitigation escrow	22	22
Cleco Cajun’s defense fund	725	723
Cleco Power’s future storm restoration costs	102,286	—
Cleco Power’s storm restoration costs - Hurricane Ida	6,091	—
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs	4,246	—
Total non-current	113,370	745
Total restricted cash and cash equivalents	$124,328	$2,419

Cleco Power
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Current
Cleco Katrina/Rita storm recovery surcharge	$1,677	$1,674
Storm restoration costs - Hurricane Ida	9,281	—
Total current	10,958	1,674
Non-current
Future storm restoration costs	102,286	—
Storm restoration costs - Hurricane Ida	6,091	—
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs	4,246	—
Total non-current	112,623	—
Total restricted cash and cash equivalents	$123,581	$1,674
In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power to be used to benefit retail customers in a manner to be approved by the LPSC. On July 27, 2022, the LPSC approved this amount to be refunded to Cleco Power’s retail customers in September 2022.
On June 22, 2022, the storm securitization financing was completed. In connection with this financing, and as approved by the LPSC, newly funded storm reserves for future storm restoration costs and Hurricane Ida storm restoration costs were established at Cleco Power. The establishment of these reserves resulted in an increase in current and non-current restricted cash and cash equivalents of $9.3 million and $108.4 million, respectively. Additionally, restricted cash accounts were established for payment of Cleco Securitization I’s estimated operating expenses and storm recovery bond issuance costs resulting in an increase in non-current restricted cash and cash equivalents of $4.2 million. For more information on the storm securitization financing, see Note 17 — “Storm Securitization and Cost Recovery.”

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
As a result of the market price volatility of natural gas experienced during the second quarter of 2022, Cleco expects significant increases to the pass-through fuel component of retail customer energy bills to be issued during subsequent quarters. Due to these increased customer fuel costs, along with the impacts of a 40-year high inflation rate, management expects to experience increases in credit loss reserves related to accounts receivable in future periods. However, these increases are not expected to be material to Cleco’s results of operations, financial condition, or cash flows.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2022			FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Beginning of period	$1,002	$1,638	$2,640	$1,302	$1,638	$2,940
Current period provision	819	—	819	1,210	—	1,210
Charge-offs	(916)	—	(916)	(2,005)	—	(2,005)
Recovery	285	—	285	683	—	683
Balances, June 30, 2022	$1,190	$1,638	$2,828	$1,190	$1,638	$2,828
* Loan held at Diversified Lands that was fully reserved for at December 31, 2020.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2021			FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Beginning of period	$2,040	$1,638	$3,678	$2,758	$1,638	$4,396
Current period provision	616	—	616	2,490	—	2,490
Charge-offs	(1,583)	—	(1,583)	(4,442)	—	(4,442)
Recovery	261	—	261	528	—	528
Balances, June 30, 2021	$1,334	$1,638	$2,972	$1,334	$1,638	$2,972
* Loan held at Diversified Lands that was fully reserved for at December 31, 2020.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE
Beginning of period	$1,002	$1,302
Current period provision	819	1,210
Charge-offs	(916)	(2,005)
Recovery	285	683
Balance, June 30, 2022	$1,190	$1,190

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE
Beginning of period	$2,040	$2,758
Current period provision	616	2,490
Charge-offs	(1,583)	(4,442)
Recovery	261	528
Balance, June 30, 2021	$1,334	$1,334

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
In November 2021, FASB issued guidance requiring annual disclosures about government assistance with the objective of increasing transparency and reducing existing diversity in practice. This guidance requires disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on the entity’s financial statements. This guidance is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. Funding is being sought for relief of incurred storm costs. In addition, a congressional appropriation has been secured, subject to the U.S. Department of Energy’s grant process, to help offset future costs associated with Cleco Power’s Project Diamond Vault. Management will continue to monitor this activity to determine what, if any, disclosures are required. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

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
Cleco Cajun is Cleco’s only subsidiary with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback is included in Other operations within Cleco’s Condensed Consolidated Statement of Income. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three and six months ended June 30, 2022, and 2021 was as follows:

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE. 30,
(THOUSANDS)	2022	2021	2022	2021
Fixed payments	$10,000	$10,000	$20,000	$20,000
Variable payments	5,865	5,010	11,414	10,475
Amortization of deferred lease liability*	2,301	2,301	4,603	4,603
Total lease income	$18,166	$17,311	$36,017	$35,078
* Consists of amortization of the deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

Note 4 — Revenue Recognition
Operating revenue, net for the three and six months ended June 30, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$131,813		$—		$—		$—	$131,813
Commercial (1)	84,336		—		—		—	84,336
Industrial (1)	50,188		—		—		—	50,188
Other retail (1)	4,297		—		—		—	4,297
Electric customer credits	(129)		—		—		—	(129)
Total retail revenue	270,505		—		—		—	270,505
Wholesale, net	91,934	(1)	126,089	(2)	(2,420)	(3)	—	215,603
Transmission, net	13,688		18,529		—		(2,136)	30,081
Other	4,998		—		—		—	4,998
Affiliate (4)	1,628		—		25,752		(27,380)	—
Total revenue from contracts with customers	382,753		144,618		23,332		(29,516)	521,187
Revenue unrelated to contracts with customers
Other	6,046	(5)	18,183	(6)	2		—	24,231
Total revenue unrelated to contracts with customers	6,046		18,183		2		—	24,231
Operating revenue, net	$388,799		$162,801		$23,334		$(29,516)	$545,418
(1) Includes fuel recovery revenue.
(2) Includes $(3.6) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Realized gains associated with FTRs.
(6) Includes $15.9 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

	FOR THE THREE MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$105,315		$—		$—		$—	$105,315
Commercial (1)	68,392		—		—		—	68,392
Industrial (1)	37,385		—		—		—	37,385
Other retail (1)	3,876		—		—		—	3,876
Electric customer credits	(19,054)		—		—		—	(19,054)
Total retail revenue	195,914		—		—		—	195,914
Wholesale, net	46,216	(1)	91,407	(2)	(2,420)	(3)	—	135,203
Transmission, net	13,313	(4)	13,573	(5)	—		(1,595)	25,291
Other	3,249		—		—		—	3,249
Affiliate (6)	1,224		—		26,120		(27,344)	—
Total revenue from contracts with customers	259,916		104,980		23,700		(28,939)	359,657
Revenue unrelated to contracts with customers
Other	1,763	(7)	17,326	(8)	1		2	19,092
Total revenue unrelated to contracts with customers	1,763		17,326		1		2	19,092
Operating revenue, net	$261,679		$122,306		$23,701		$(28,937)	$378,749
(1) Includes fuel recovery revenue.
(2) Includes $(3.3) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes $0.3 million electric customer credits.
(5) Includes $0.2 million electric customer credits.
(6) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(7) Realized gains associated with FTRs.
(8) Includes $15.0 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$244,236		$—		$—		$—	$244,236
Commercial (1)	160,870		—		—		—	160,870
Industrial (1)	96,462		—		—		—	96,462
Other retail (1)	8,426		—		—		—	8,426
Electric customer credits	(265)		—		—		—	(265)
Total retail revenue	509,729		—		—		—	509,729
Wholesale, net	147,298	(1)	229,722	(2)	(4,840)	(3)	—	372,180
Transmission, net	27,580		36,272		—		(4,827)	59,025
Other	10,191		—		1		—	10,192
Affiliate (4)	3,087		—		53,145		(56,232)	—
Total revenue from contracts with customers	697,885		265,994		48,306		(61,059)	951,126
Revenue unrelated to contracts with customers
Other	7,419	(5)	36,052	(6)	2		(1)	43,472
Total revenue unrelated to contracts with customers	7,419		36,052		2		(1)	43,472
Operating revenue, net	$705,304		$302,046		$48,308		$(61,060)	$994,598
(1) Includes fuel recovery revenue.
(2) Includes $(7.2) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Realized gains associated with FTRs.
(6) Includes $31.4 million in lease revenue related to the Cottonwood Sale Leaseback and $4.6 million of deferred lease revenue amortization.

	FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$200,396		$—		$—		$—	$200,396
Commercial (1)	131,418		—		—		—	131,418
Industrial (1)	74,051		—		—		—	74,051
Other retail (1)	7,446		—		—		—	7,446
Electric customer credits	(40,030)		—		—		—	(40,030)
Total retail revenue	373,281		—		—		—	373,281
Wholesale, net	107,938	(1)	192,914	(2)	(4,840)	(3)	—	296,012
Transmission, net	27,295	(4)	28,830	(5)	—		(3,535)	52,590
Other	7,891		—		—		—	7,891
Affiliate (6)	2,879		—		53,276		(56,155)	—
Total revenue from contracts with customers	519,284		221,744		48,436		(59,690)	729,774
Revenue unrelated to contracts with customers
Other	8,859	(7)	35,108	(8)	2		—	43,969
Total revenue unrelated to contracts with customers	8,859		35,108		2		—	43,969
Operating revenue, net	$528,143		$256,852		$48,438		$(59,690)	$773,743
(1) Includes fuel recovery revenue.
(2) Includes $(6.4) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes $0.3 million electric customer credits.
(5) Includes $0.2 million electric customer credits.
(6) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(7) Realized gains associated with FTRs.
(8) Includes $30.5 million in lease revenue related to the Cottonwood Sale Leaseback and $4.6 million of deferred lease revenue amortization.
Cleco and Cleco Power have unsatisfied performance obligations under contracts with cooperatives and municipalities with remaining durations ranging between 2 and 12 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At June 30, 2022, Cleco and Cleco Power had $58.5 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

Note 5 — Regulatory Assets and Liabilities
Cleco Power recognizes an asset for certain costs capitalized or deferred for recovery from customers and recognizes a liability for amounts expected to be returned to customers or collected for future expected costs. Cleco Power records these assets and liabilities based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process.
Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable;

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Regulatory assets
Acadia Unit 1 acquisition costs	$1,860	$1,913	17.5
Accumulated deferred fuel (1)	93,376	56,826	Various
Affordability study	12,405	13,094	9
AFUDC equity gross-up	65,025	66,574	Various	(2)
AMI deferred revenue requirement	1,772	2,045	3.75
AROs (1)(8)	16,148	15,141
Bayou Vista to Segura transmission project deferred revenue requirement	5,020	1,392	1
Coughlin transaction costs	830	845	27
COVID-19 executive order (8)	2,953	2,953
Deferred storm restoration costs - Hurricane Delta (6)	768	17,113
Deferred storm restoration costs - Hurricane Ida (7)	9,281	37,617
Deferred storm restoration costs - Hurricane Laura (6)	2,437	54,282
Deferred storm restoration costs - Hurricane Zeta (6)	148	3,296
Deferred storm restoration costs - Winter Storms Uri & Viola	—	1,912
Dolet Hills Power Station closure costs (8)	145,892	145,844
Energy efficiency	940	1,645	0.75
Financing costs (1)	6,641	6,826	Various	(3)
Interest costs	3,334	3,459	Various	(2)
Lignite Mine closure costs (8)	135,176	136,980
Madison Unit 3 property taxes (8)	12,993	8,362
Non-service cost of postretirement benefits	14,033	12,950	Various	(2)
Other assets	10,129	11,224	Various
Postretirement costs	111,607	117,773	Various	(4)
Production operations and maintenance expenses	9,757	11,058	Various	(5)
Rodemacher Unit 2 deferred costs (8)	9,780	6,931
St. Mary Clean Energy Center	5,219	6,089	3
Training costs	5,852	5,929	37.5
Tree trimming costs	7,735	9,092	2.75
Total regulatory assets	691,111	759,165
Regulatory liabilities
Deferred taxes, net	(65,857)	(95,544)	Various
Storm reserves	(117,658)	—
Total regulatory liabilities	(183,515)	(95,544)
Total regulatory assets, net	$507,596	$663,621
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at June 30, 2022, and December 31, 2021, respectively. All other assets are earning a return on investment.
(2) Amortized over the estimated lives of the respective assets.
(3) Amortized over the terms of the related debt issuances.
(4) Amortized over the average service life of the remaining plan participants.
(5) Deferral is recovered over the following three-year regulatory period.
(6) Currently being recovered through an interim storm rate. For more information, see Note 17 — “Storm Restoration and Cost Recovery.”
(7) Currently not in a recovery period. The balance remaining represents amounts under a prudency review by the LPSC.
(8) Currently not in a recovery period.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Total Cleco Power regulatory assets, net	$507,596	$663,621
2016 Merger adjustments *
Fair value of long-term debt	108,449	112,150
Postretirement costs	12,430	13,424
Financing costs	7,076	7,248
Debt issuance costs	4,754	4,920
Total Cleco regulatory assets, net	$640,305	$801,363
* Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Deferred Storm Restoration Costs
In 2020 and 2021, Cleco Power’s distribution and transmission systems sustained damage from four separate hurricanes, Hurricanes Laura, Delta, Zeta, and Ida, and two severe winter storms, Winter Storms Uri and Viola. Cleco Power established a separate regulatory asset to track and defer non-capital expenses associated with each corresponding storm, as approved by the LPSC.
On June 22, 2022, through Cleco Securitization I, Cleco Power completed a securitized financing of Storm Recovery Property, which included the previously mentioned storm restoration costs that were deferred as regulatory assets. In connection with that securitization financing, Cleco Securitization I used the net proceeds from its issuance of senior secured storm recovery bonds to purchase the Storm Recovery Property from Cleco Power. The costs remaining at June 30, 2022, for Hurricanes Laura, Delta, and Zeta are being recovered through the interim storm recovery rate and are expected to be fully recovered by September 1, 2022. The costs remaining at June 30, 2022, for Hurricane Ida are currently under a prudency review by the LPSC. Cleco Power is unable to determine the outcome or timing of such review. For more information on the storm securitization financing, see Note 17 — “Storm Securitization and Cost Recovery.”

Storm Reserves
On June 22, 2022, in conjunction with the storm securitization financing and pursuant to the financing order issued by the LPSC on April 1, 2022, newly funded storm reserves for future storm restoration costs and Hurricane Ida storm restoration costs were established. At June 30, 2022, Cleco Power had a balance of $102.3 million related to the storm reserve for future storm restoration costs. Upon securitization, Cleco Power withdrew $79.6 million from the LPSC-approved Hurricane Ida storm reserve which left a balance of $15.4 million at June 30, 2022. The current portion of the Hurricane Ida reserve of $9.3 million, which is reflected in Other current liabilities on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets, represents those deferred storm costs recorded in the related Hurricane Ida regulatory asset that are currently under a prudency review by the LPSC.

Note 6 — Fair Value Accounting and Financial Instruments
The amounts reflected on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2022, and December 31, 2021, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2022		AT DEC. 31, 2021
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,578,803	$3,427,506	$3,482,405	$3,752,220
* The carrying value of long-term debt does not include deferred issuance costs of $17.5 million at
June 30, 2022, and $13.2 million at December 31, 2021.

Cleco Power
	AT JUNE 30, 2022		AT DEC. 31, 2021
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,920,354	$1,944,134	$1,820,254	$2,085,944
* The carrying value of long-term debt does not include deferred issuance costs of $13.0 million at
June 30, 2022, and $7.9 million at December 31, 2021.

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

Fair Value Measurements and Disclosures
Cleco utilizes a mark-to-market approach recognizing changes in the fair value of FTRs and commodity derivatives at Cleco Cajun in earnings and changes in the fair value of FTRs at Cleco Power as a component of deferred fuel assets and liabilities. Therefore, Cleco elects not to apply hedge accounting, as allowed by accounting guidance, to its commodity-related derivatives. Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value. Cleco utilizes different valuation techniques for fair value measurements under a fair value hierarchy. Assets and liabilities classified as Level 1 under the hierarchy utilize observable inputs that reflect quotable prices in active markets. Assets and liabilities classified as Level 2 are measured through proxy inputs of similar index or composite pricing. Assets and liabilities classified as Level 3 under the hierarchy are valued based on unobservable inputs, such as internally generated valuation models or valuations obtained in inactive markets where there is no readily available information. Cleco has consistently applied the Level 2 and Level 3 fair value techniques from fiscal period to fiscal period. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability. During the six months ended June 30, 2022, and the year ended December 31, 2021, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis. These amounts are presented on a gross basis before consideration of amounts netted under master netting agreements and the application of collateral received or paid:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Money market funds	$227,618	$227,618	$—	$—	$145,033	$145,033	$—	$—
FTRs	11,863	—	—	11,863	6,977	—	—	6,977
Natural gas derivatives*	140,247	—	140,247	—	87,464	—	87,464	—
Total assets	$379,728	$227,618	$140,247	$11,863	$239,474	$145,033	$87,464	$6,977
Liability description
FTRs	$7,181	$—	$—	$7,181	$834	$—	$—	$834
Total liabilities	$7,181	$—	$—	$7,181	$834	$—	$—	$834
* Natural gas derivatives include fixed price physical forwards and swap transactions.

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Money market funds	$149,897	$149,897	$—	$—	$82,411	$82,411	$—	$—
FTRs	10,857	—	—	10,857	5,515	—	—	5,515
Total assets	$160,754	$149,897	$—	$10,857	$87,926	$82,411	$—	$5,515
Liability description
FTRs	$719	$—	$—	$719	$597	$—	$—	$597
Total liabilities	$719	$—	$—	$719	$597	$—	$—	$597

The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
Beginning balance	$515	$1,023	$6,143	$3,180
Unrealized (losses) gains*	(669)	(1,005)	(1,025)	15,155
Purchases	6,774	9,958	7,066	10,806
Settlements	(1,938)	(2,475)	(7,502)	(21,640)
Ending balance	$4,682	$7,501	$4,682	$7,501
* Cleco Power’s unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized gains (losses) are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
Beginning balance	$567	$1,088	$4,918	$3,216
Unrealized gains (losses)*	4,267	(402)	4,267	(402)
Purchases	6,577	7,768	6,869	8,616
Settlements	(1,273)	(2,464)	(5,916)	(5,440)
Ending balance	$10,138	$5,990	$10,138	$5,990
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of June 30, 2022, and December 31, 2021:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2022	$11,863	$7,181	RTO auction pricing	FTR price - per MWh	$(14.97)	$19.75
FTRs at Dec. 31, 2021	$6,977	$834	RTO auction pricing	FTR price - per MWh	$(3.94)	$9.25

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2022	$10,857	$719	RTO auction pricing	FTR price - per MWh	$(6.61)	$19.75
FTRs at Dec. 31, 2021	$5,515	$597	RTO auction pricing	FTR price - per MWh	$(4.91)	$9.25

Concentrations of Credit Risk
At June 30, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2022, and December 31, 2021:

Cleco
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Cash and cash equivalents	$125,311	$145,011
Non-current restricted cash and cash equivalents	$102,307	$22

Cleco Power
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Cash and cash equivalents	$47,611	$82,411
Non-current restricted cash and cash equivalents	$102,286	$—

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
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to incur replacement cost losses. Cleco enters into master agreements with counterparties that govern the risk of credit default and allow for collateralization above prenegotiated uncollateralized thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support or pay liquidated damages with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, changes in the amounts counterparties owe to Cleco, and any prenegotiated unsecured thresholds agreed to in the master contract. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Commodity Contracts
On Cleco’s Condensed Consolidated Balance Sheets, the fair value of amounts associated with Cleco Cajun’s derivative instruments are offset with related cash collateral balances with the same counterparty. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2022, and December 31, 2021:

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT JUNE 30, 2022
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET	GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CONTRACT NETTING	CASH COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$11,863	$—	$—	$11,863	$—	$11,863
Current	Energy risk management liabilities	(7,181)	—	—	(7,181)	—	(7,181)
Natural gas derivatives
Current	Energy risk management assets	85,708	(2,497)	(23,524)	59,687	(62,184)	(2,497)
Non-current	Energy risk management assets	99,536	—	(18,976)	80,560	(44,308)	36,252
Current	Energy risk management liabilities	(2,497)	2,497	—	—	—	—
Commodity-related contracts, net		$187,429	$—	$(42,500)	$144,929	$(106,492)	$38,437
(1) Represents letters of credit by counterparties.

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31, 2021
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CONTRACT NETTING	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,977	$—	$6,977	$—	$6,977
Current	Energy risk management liabilities	(834)	—	(834)	—	(834)
Natural gas derivatives
Current	Energy risk management assets	37,061	(559)	36,502	(15,000)	21,502
Non-current	Energy risk management assets	50,962	—	50,962	—	50,962
Current	Energy risk management liabilities	(559)	559	—	—	—
Commodity-related contracts, net		$93,607	$—	$93,607	$(15,000)	$78,607
(1) Represents letters of credit by counterparties.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2022	AT DEC. 31, 2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$10,857	$5,515
Current	Energy risk management liabilities	(719)	(597)
Commodity-related contracts, net		$10,138	$4,918

At June 30, 2022, cash collateral received from counterparties and held by Cleco was $42.5 million, of which
$23.5 million was netted against the current portion of Energy risk management assets on Cleco’s Condensed Consolidated Balance Sheet and $19.0 million was netted against the non-current portion of Energy risk management assets on Cleco’s Condensed Consolidated Balance Sheet. At December 31, 2021, there was no cash collateral posted with or received from counterparties that was netted on Cleco’s Condensed Consolidated Balance Sheet.
The following tables present the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022, and 2021:

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED JUNE 30,			FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2022	2021		2022	2021
Commodity-related contracts
FTRs(1)	Electric operations	$6,080	$1,763		$7,663	$9,207
FTRs(1)	Purchased power	(11,689)	(3,168)	(2)	(9,966)	(8,972)	(2)
Natural gas derivatives	Fuel used for electric generation	37,416	51,683	(2)	165,888	57,897	(2)
Total		$31,807	$50,278		$163,585	$58,132
(1) For the three and six months ended June 30, 2022, unrealized gains associated with FTRs for Cleco Power of $4.3 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2021, unrealized losses associated with FTRs for Cleco Power of $0.4 million were reported through Accumulated deferred fuel on the balance sheet.
(2) Prior year balance has been revised to correct errors that were immaterial, both quantitatively and qualitatively, including incorrectly including parenthesis for natural gas derivatives for the three and six months ended June 30, 2021.

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2022	2021	2022	2021
Commodity-related contracts
FTRs(1)	Electric operations	$6,080	$1,763	$7,663	$9,208
FTRs(1)	Purchased power	(1,846)	(1,233)	(3,083)	(8,414)
Total		$4,234	$530	$4,580	$794
(1) For the three and six months ended June 30, 2022, unrealized gains associated with FTRs of $4.3 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2021, unrealized losses associated with FTRs of $0.4 million were reported through Accumulated deferred fuel on the balance sheet.
The following tables present the volume of commodity-related derivative contracts outstanding at June 30, 2022, and December 31, 2021, for Cleco and Cleco Power:

Cleco
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT JUNE 30, 2022	AT DEC. 31, 2021
Commodity-related contracts
FTRs	MWh	32,409	14,055
Natural gas derivatives	MMBtus	96,010	109,306

Cleco Power
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT JUNE 30, 2022	AT DEC. 31, 2021
Commodity-related contracts
FTRs	MWh	19,852	8,899

Note 7 — Debt
At June 30, 2022, Cleco Power had $55.0 million of outstanding borrowings under its $300.0 million revolving credit agreement at an all-in interest rate of 2.89%. The borrowing costs under the facility currently are equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%.
On June 22, 2022, Cleco Securitization I issued $425.0 million aggregate principal amount of senior secured storm recovery bonds. The storm recovery bonds were issued in two tranches. One tranche of $125.0 million aggregate principal amount was issued with an interest rate of 4.016% and an expected weighted average life of 4.79 years. A second tranche of $300.0 million aggregate principal amount was issued with an interest rate of 4.646% and an expected weighted average life of 15 years. The bonds are governed by an indenture between Cleco Securitization I and the indenture trustee. The indenture contains certain covenants that restrict
Cleco Securitization I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets. At June 30, 2022, $3.2 million of this newly issued debt was included in long-term debt due within one year on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. For more information on the storm securitization financing, see Note 17 — “Storm Securitization and Cost Recovery.”
On June 23, 2022, following the closing of the storm recovery bonds, Cleco Power redeemed its $325.0 million floating rate senior notes issued in September 2021 at par.
In May 2022, Cleco Holdings’ $165.0 million senior notes due May 2023 became due within one year. This amount is reflected in long-term debt due within one year on Cleco’s Condensed Consolidated Balance Sheet at June 30, 2022.

Note 8 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2021, management estimates that no contributions will be required until 2026, at which time $5.4 million of required pension contributions are expected. Cleco has not made, and does not expect to make, any contributions to the pension plan in 2022.
Cleco Power is the plan sponsor and Support Group is the plan administrator. Benefits under the plan reflect an employee’s years of service, age at retirement, and accrued benefit at retirement.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and six months ended June 30, 2022, and 2021 were as follows:

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
Components of periodic benefit costs
Service cost	$2,143	$2,730	$551	$595
Interest cost	4,960	4,719	371	323
Expected return on plan assets	(6,177)	(5,698)	—	—
Amortizations
Net loss	3,083	5,607	303	384
Net periodic benefit cost	$4,009	$7,358	$1,225	$1,302

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
Components of periodic benefit costs
Service cost	$4,293	$5,258	$1,102	$1,190
Interest cost	9,920	9,334	742	645
Expected return on plan assets	(12,354)	(11,400)	—	—
Amortizations
Net loss	6,168	10,369	605	770
Net periodic benefit cost	$8,027	$13,561	$2,449	$2,605

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2022, was $0.8 million and $1.6 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2021, was $0.9 million and $1.8 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022, was $1.1 million and $2.2 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021, was $1.2 million and $2.4 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at June 30, 2022, and December 31, 2021, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Current	$5,181	$5,181
Non-current	$49,210	$50,093

Cleco Power
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Current	$4,432	$4,432
Non-current	$38,634	$39,315

SERP
Certain Cleco officers are covered by SERP. Cleco does not fund the SERP liability, but instead pays for current benefits out of cash available of the respective company of the employed officer. Because the SERP is a non-qualified plan, Cleco has purchased life insurance policies on certain SERP participants as a mechanism to provide a source of funding. These policies are held in a rabbi trust formed by Cleco Power. The rabbi trust is the named beneficiary of the life insurance policies and, therefore, receives the proceeds upon the death of the insured participants. The life insurance policies may be used to reimburse Cleco for benefits paid from general funds, pay the SERP participants’ death benefits, or pay future SERP payments. Market conditions could have a significant impact on the cash surrender value of these life insurance policies. Because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. Cleco Power is the plan sponsor and Support Group is the plan administrator.
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and six months ended June 30, 2022, and 2021 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
Components of periodic benefit costs
Service cost	$57	$61	$113	$116
Interest cost	670	644	1,340	1,269
Amortizations
Prior period service credit	(54)	(55)	(107)	(107)
Net loss (gain)	262	(401)	524	613
Net periodic benefit cost	$935	$249	$1,870	$1,891

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022, was $0.1 million and $0.3 million, respectively. The expense related to SERP

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021, was less than $0.1 million and $0.3 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2022, and December 31, 2021, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Current	$4,654	$4,654
Non-current	$86,579	$88,523

Cleco Power
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Current	$679	$679
Non-current	$12,667	$12,909
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
401(k) Plan expense	$1,831	$2,120	$4,422	$4,880

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
401(k) Plan expense	$847	$946	$2,169	$2,326

Note 9 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and six months ended June 30, 2022, and 2021:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Effective tax rate	95.6%	11.1%	13.2%	0.4%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Effective tax rate	5.5%	24.6%	4.0%	(1.7)%

For Cleco, the effective income tax rates for the three and six months ended June 30, 2022, were different than the federal statutory rate primarily due to an adjustment to record tax expense at the projected annual effective tax rate largely caused by mark-to-market gains on Cleco Cajun’s gas-related derivatives, the amortization of excess ADIT, the flow through of state tax benefits, permanent deductions, and state tax expense.
For Cleco Power, the effective income tax rates for the three and six months ended June 30, 2022, were different than the federal statutory rate primarily due to the adjustment to record tax expense at the projected annual effective tax rate, the amortization of excess ADIT, the flow through of state tax benefits, and state tax expense.
For Cleco and Cleco Power, the effective income tax rates for the three and six months ended June 30, 2021, were different than the federal statutory rate primarily due to the amortization of excess ADIT, adjustment to record tax expense at the projected annual effective tax rate, and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three and six months ended June 30, 2022, and 2021, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At June 30, 2022, and December 31, 2021, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

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
Cleco classifies income tax penalties as a component of other expense. For the three and six months ended June 30, 2022, and 2021, no penalties were recognized.

CARES Act
In March 2020, the CARES Act was signed into law. The CARES Act includes tax relief provisions such as an alternative minimum tax credit refund, a five-year net operating loss carryback from years 2018 through 2020, and deferred payments of employer payroll taxes.
At June 30, 2022, Cleco and Cleco Power had $3.0 million and $1.8 million, respectively, deferred in employer payroll tax

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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

Segment Information for the Three Months Ended June 30,
2022 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$368,614	$126,089		$494,703
Other operations	18,686	36,712		55,398
Affiliate revenue	1,628	—		1,628
Electric customer credits	(129)	—		(129)
Operating revenue, net	$388,799	$162,801		$551,600
Net income (loss)	$54,705	$(932)		$53,773
Add: Depreciation and amortization	44,299	23,219	(1)	67,518
Less: Interest income	1,035	176		1,211
Add: Interest charges	21,305	43		21,348
Add: Federal and state income tax expense (benefit)	3,214	(966)		2,248
EBITDA	$122,488	$21,188		$143,676
(1) Includes $3.6 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2022 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$494,703	$(2,420)		$—	$492,283
Other operations	55,398	2		(2,136)	53,264
Affiliate revenue	1,628	25,752		(27,380)	—
Electric customer credits	(129)	—		—	(129)
Operating revenue, net	$551,600	$23,334		$(29,516)	$545,418
Depreciation and amortization	$67,518	$4,373	(1)	$1	$71,892
Interest income	$1,211	$53		$(23)	$1,241
Interest charges	$21,348	$15,081		$(22)	$36,407
Federal and state income tax expense (benefit)	$2,248	$27,280		$(1)	$29,527
Net income (loss)	$53,773	$(52,409)		$(1)	$1,363
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

2021 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$262,948	$91,407		$354,355
Other operations	16,269	30,655		46,924
Affiliate revenue	1,224	—		1,224
Electric customer credits	(18,762)	244		(18,518)
Operating revenue, net	$261,679	$122,306		$383,985
Net income	$27,421	$52,494		$79,915
Add: Depreciation and amortization	40,933	12,339	(1)	53,272
Less: Interest income	825	3		828
Add: Interest charges	18,237	(180)		18,057
Add: Federal and state income tax expense	8,956	18,063		27,019
EBITDA	$94,722	$82,713		$177,435
(1) Includes $3.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$354,355	$(2,420)		$1	$351,936
Other operations	46,924	1		(1,595)	45,330
Affiliate revenue	1,224	26,120		(27,344)	—
Electric customer credits	(18,518)	—		1	(18,517)
Operating revenue, net	$383,985	$23,701		$(28,937)	$378,749
Depreciation and amortization	$53,272	$4,427	(1)	$—	$57,699
Interest income	$828	$14		$(13)	$829
Interest charges	$18,057	$15,248		$(14)	$33,291
Federal and state income tax expense (benefit)	$27,019	$(17,182)		$—	$9,837
Net income (loss)	$79,915	$(1,093)		$—	$78,822
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

Segment Information for the Six Months Ended June 30,
2022 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$664,711	$229,722		$894,433
Other operations	37,771	72,324		110,095
Affiliate revenue	3,087	—		3,087
Electric customer credits	(265)	—		(265)
Operating revenue, net	$705,304	$302,046		$1,007,350
Net income	$93,729	$92,449		$186,178
Add: Depreciation and amortization	89,538	46,398	(2)	135,936
Less: Interest income	1,775	188		1,963
Add: Interest charges	40,108	35		40,143
Add: Federal and state income tax expense	3,938	32,674		36,612
EBITDA	$225,538	$171,368		$396,906
Additions to property, plant, and equipment	$98,162	$2,839		$101,001
Equity investment in investees (1)	$2,072	$—		$2,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,934,909	$1,143,090		$8,077,999
(1) Balances as of June 30, 2022.
(2) Includes $7.2 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(4.6) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

2022 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$894,433	$(4,840)		$(1)	$889,592
Other operations	110,095	3		(4,827)	105,271
Affiliate revenue	3,087	53,145		(56,232)	—
Electric customer credits	(265)	—		—	(265)
Operating revenue, net	$1,007,350	$48,308		$(61,060)	$994,598
Depreciation and amortization	$135,936	$8,752	(2)	$1	$144,689
Interest income	$1,963	$83		$(49)	$1,997
Interest charges	$40,143	$29,834		$(50)	$69,927
Federal and state income tax expense (benefit)	$36,612	$(12,672)		$—	$23,940
Net income (loss)	$186,178	$(29,070)		$(1)	$157,107
Additions to property, plant, and equipment	$101,001	$672		$—	$101,673
Equity investment in investees (1)	$2,072	$(185,901)		$185,901	$2,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$8,077,999	$373,804		$10,518	$8,462,321
(1) Balances as of June 30, 2022. (2) Includes $4.8 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

2021 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$530,107	$192,914		$723,021
Other operations	34,895	63,694		98,589
Affiliate revenue	2,879	—		2,879
Electric customer credits	(39,738)	244		(39,494)
Operating revenue, net	$528,143	$256,852		$784,995
Net income	$45,846	$66,975		$112,821
Add: Depreciation and amortization	83,009	23,991	(2)	107,000
Less: Interest income	1,468	6		1,474
Add: Interest charges	36,883	(332)		36,551
Add: Federal and state income tax (benefit) expense	(767)	22,673		21,906
EBITDA	$163,503	$113,301		$276,804
Additions to property, plant, and equipment	$132,194	$4,882		$137,076
Equity investment in investees (1)	$2,072	$—		$2,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,620,298	$1,104,090		$7,724,388
(1) Balances as of December 31, 2021.
(2) Includes $6.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(4.6) million deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$723,021	$(4,840)		$—	$718,181
Other operations	98,589	2		(3,535)	95,056
Affiliate revenue	2,879	53,276		(56,155)	—
Electric customer credits	(39,494)	—		—	(39,494)
Operating revenue, net	$784,995	$48,438		$(59,690)	$773,743
Depreciation and amortization	$107,000	$8,862	(2)	$—	$115,862
Interest income	$1,474	$57		$(56)	$1,475
Interest charges	$36,551	$30,687		$(55)	$67,183
Federal and state income tax expense (benefit)	$21,906	$(21,490)		$—	$416
Net income (loss)	$112,821	$(13,672)		$—	$99,149
Additions to property, plant, and equipment	$137,076	$1,440		$—	$138,516
Equity investment in investees (1)	$2,072	$(46,901)		$46,901	$2,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$7,724,388	$619,101		$(218,471)	$8,125,018
(1) Balances as of December 31, 2021. (2) Includes $4.8 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
Net income	$1,363	$78,822	$157,107	$99,149
Add: Depreciation and amortization	71,892	57,699	144,689	115,862
Less: Interest income	1,241	829	1,997	1,475
Add: Interest charges	36,407	33,291	69,927	67,183
Add: Federal and state income tax expense	29,527	9,837	23,940	416
Add: Other corporate costs and noncash items (1)	5,728	(1,385)	3,240	(4,331)
Total segment EBITDA	$143,676	$177,435	$396,906	$276,804
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Note 11 — Regulation and Rates
Provision for rate refund on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT JUN. 30, 2022	AT DEC. 31, 2021
Cleco Katrina/Rita storm recovery charges	$1,614	$1,611
FRP	$1,230	$1,229
Site-specific industrial customer	$1,125	$833
TCJA	$2,057	$2,057

Cleco Katrina/Rita Storm Recovery Charges
Prior to the repayment of the Cleco Katrina/Rita storm recovery bonds in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers to pay administrative fees, interest, and principal on the Cleco Katrina/Rita storm recovery bonds. In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power. As a result, at June 30, 2022, Cleco Power had $1.6 million accrued for amounts to be used to benefit retail customers in a manner and timing as approved by the LPSC. On July 27, 2022, the LPSC approved this amount to be refunded to Cleco Power’s retail customers in September 2022.

FRP
Prior to July 1, 2021, Cleco Power’s annual retail earnings were subject to an FRP established by the LPSC in June 2014. The 2014 FRP allowed Cleco Power to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, were required to be refunded to customers. On June 16, 2021, the LPSC approved Cleco Power’s new FRP. Effective July 1, 2021, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. A monitoring report will be filed on or before October 31, 2022, for the 12 months ending June 30, 2022. Cleco Power’s next base rate case is expected to be filed with the LPSC on or before March 31, 2023.
Cleco Power continued to accrue the annual cost of service savings resulting from the 2016 Merger Commitments through June 30, 2021. Beginning July 1, 2021, the annual cost of service savings are included in Cleco Power’s retail rate plan. At June 30, 2022, Cleco Power had $1.2 million accrued for the period July 1, 2020, through June 30, 2021, which is expected to be refunded to customers in September 2022.

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
In 2020 and as a result of the delay in the rate case, the LPSC approved Cleco Power’s extension of the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through June 30, 2021. The $7.0 million monthly refund consisted of approximately $4.4 million, which was to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At June 30, 2022, Cleco Power had $2.1 million accrued for the remaining balance of federal tax-related benefits from the TCJA.
On June 16, 2021, the LPSC approved Cleco Power’s retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers continued receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At June 30, 2022, Cleco Power had $237.2 million accrued for the excess ADIT, of which $43.2 million is reflected in current regulatory liabilities.

SSR
In April 2017, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution could be implemented to mitigate reliability issues. While operating as an SSR unit, Cleco Power received monthly payments that

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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
On September 7, 2021, Cleco Power filed an attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. In December 2021, Cleco Power filed notice with the LPSC and MISO to suspend the retirement of Teche Unit 3. On March 15, 2022, Cleco Power refunded to MISO $4.3 million for capital expenditures paid for by third parties while operating under the SSR agreement.

Note 12 — Variable Interest Entities

Cleco Securitization I
Cleco Securitization I is a special-purpose, wholly owned subsidiary of Cleco Power that was formed for the purpose of issuing storm recovery bonds to finance the securitization of Storm Recovery Property at Cleco Power. On June 22, 2022, the securitized financing was complete. Cleco Securitization I’s assets cannot be used to settle Cleco Power’s obligations and the holders of the storm recovery bonds have no recourse against Cleco Power. For more information about the securitization financing, see Note 17 – “Storm Securitization and Cost Recovery.”
Because Cleco Securitization I’s equity at risk is less than 1% of its total assets, it is considered to be a variable interest entity. Through its equity ownership interest and role as servicer, Cleco Power has the power to direct the most significant financial and operating activities of Cleco Securitization I, including billing, collections, and remittance of retail customer cash receipts to enable Cleco Securitization I to service the principal and interest payments due under the storm recovery bonds. Cleco Power also has the obligation to absorb losses up to its equity investment and rights to receive returns from Cleco Securitization I. Therefore, management has determined that Cleco Power is the primary beneficiary of Cleco Securitization I, and as a result, Cleco Securitization I is included in the consolidated financial statements of Cleco Power. No gain or loss was recognized upon initial consolidation.
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2022
Restricted cash - current	$4,246
Intangible asset - securitization	$415,946
Long-term debt due within one year	$3,204
Interest accrued	$474
Long-term debt, net	$414,871
Member’s equity	$1,643

Oxbow
Cleco and Cleco Power apply the equity method of accounting to report the investment in Oxbow in the consolidated financial statements. Under the equity method, the assets and liabilities of this entity are reported as Equity investment in investee on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of this entity are netted and reported as equity income or loss from investees on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income.
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2022, consisted of its equity investment of $2.1 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(17,200)	(17,200)
Total equity investment in investee	$2,072	$2,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Oxbow’s net assets/liabilities	$4,145	$4,145
Cleco Power’s 50% equity	$2,072	$2,072
Cleco Power’s maximum exposure to loss	$2,072	$2,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
Operating revenue	$85	$1,627	$151	$3,626
Operating expenses	85	1,627	151	3,626
Income before taxes	$—	$—	$—	$—

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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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
Diversified Lands loaned $2.0 million to Gulf Coast for the Bunkie Project. The loan was secured by a mortgage on the Bunkie Project site. Diversified Lands foreclosed on the Bunkie property in February 2020 and has also asserted claims personally against the former owner of Gulf Coast. These claims are based on contracts and credit documents executed by Gulf Coast, the obligations and performance of which were personally guaranteed by the former owner of Gulf Coast. Diversified Lands is seeking recovery of the indebtedness still owed by Gulf Coast to Diversified Lands following the February 2020 foreclosure, which action has been consolidated with the litigation filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana.
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
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish, No. 133910-A. Saulsbury Industries, Inc. asserted the same claim as the Western District Litigation and further asserts claims for payment on an open account. On December 9, 2019, Cleco moved to stay the case, arguing that the Rapides Parish suit should proceed. On February 14, 2020, the court granted Cleco’s motion, which stay order remains in place until lifted. The 16th Judicial District Court for the St. Mary Parish case held a hearing on October 16, 2020, and the judge granted Cleco’s declinatory exceptions of lis pendens. Thus, the St. Mary’s Parish case has been dismissed. Saulsbury appealed this decision.
On May 17, 2022, the Court of Appeal, 1st Circuit, ruled in favor of Cleco and affirmed the decision of the 16th Judicial District Court for St. Mary Parish with respect to Cleco. However, the 1st Circuit Court reversed the 16th Judicial District Court for St. Mary Parish’s decision dismissing Cabot Corporation from the St. Mary Parish case. All parties filed applications for rehearing, which were denied on June 29, 2022.
The Rapides Parish case remains stayed until the stay is lifted by further order of the Rapides Parish Court.

LPSC Audits and Reviews

Fuel Audits
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In March 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit is $565.8 million. On January 12, 2022, Cleco Power received a draft audit report from the LPSC indicating no material findings. Approval

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
of the draft report is expected in September 2022. Cleco Power has FAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. Cleco Power has responded to several data requests. Management is unable to determine the outcome or completion of the audit.

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

Prudency Reviews

Lignite Mine Closure Costs
Cleco Power is seeking recovery for deferred fuel and other mine-related closure costs. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. Cleco Power believes these costs are prudent and recoverable. However, initial testimony by the LPSC Staff advisors filed in August 2022 indicates disagreement with the prudency of these incurred costs. Due to the nature and timing of the regulatory process, Cleco Power is currently unable to determine if any portion of the incurred costs will be disallowed for recovery.

St. Mary Clean Energy Center
In August 2019, the St. Mary Clean Energy Center was placed in service. The St. Mary Clean Energy Center is a partnership with Cabot Corporation, whereby Cleco Power generates power through waste heat recovered from Cabot Corporation’s carbon black manufacturing process. The planning and execution costs incurred to construct this facility are currently being recovered through Cleco Power’s base rates, which are subject to a prudency review by the LPSC. Cleco Power believes these costs are prudent and recoverable. However, initial testimony by the LPSC Staff advisors filed in May 2022 indicates disagreement with the prudency of a portion of the construction costs. Cleco Power has filed responses to the initial testimony related to this review. Due to the nature and timing of the regulatory process, Cleco Power is currently unable to determine if any portion of these costs will be disallowed for recovery.

South Central Generating
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. As of June 30, 2022, management estimates potential losses to be $1.5 million with respect to one of these matters. Management is unable to estimate any potential losses Cleco Cajun may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2022, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $8.2 million and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets because management has determined that Cleco’s and Cleco Power’s affiliates are able to perform the obligations under their contracts and that it is not probable that payments by Cleco or Cleco Power will be required.
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for the reclamation of land used in DHLC’s mining operations prior to its termination of such operations or in support of such mining operations, and the fulfillment of DHLC’s mine closing and environmental obligations under its mining plan. As of June 30, 2022, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations before their incurrence but cannot unreasonably withhold approval thereof. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
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
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The CCR Rule established extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule in the Federal Register that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final CCR Rule. During 2021, additional information was submitted to the Louisiana Department of Environmental Quality to revise and update Cleco Power’s compliance strategy. On January 11, 2022, Cleco Power and Cleco Cajun

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
received communication from the EPA that the demonstrations have been deemed complete. However, the demonstrations are still subject to EPA approval based on pending technical reviews. At June 30, 2022, Cleco and Cleco Power had AROs of $74.6 million and $23.1 million, respectively. At December 31, 2021, Cleco and Cleco Power had AROs of $74.3 million and $23.0 million, respectively.
As part of the Cleco Cajun Transaction, NRG agreed to indemnify Cleco for environmental costs up to $25.0 million associated with the CCR rule. At June 30, 2022, Cleco Cajun had indemnification assets totaling $22.5 million. The current portion of the indemnification asset of $1.1 million is reflected in Other current assets and the non-current portion of $21.4 million is reflected in Other deferred charges on Cleco’s Condensed Consolidated Balance Sheet. The indemnification asset is expected to be collected as closure costs are incurred.

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
The Dolet Hills Power Station was retired on December 31, 2021. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station. On June 3, 2022, the Louisiana Electric Utility Energy Transition Securitization Act was passed into law. Through authorization of an LPSC financing order, this law enables Louisiana electric utilities to use securitization financing for certain energy transition costs, including mine closure costs and stranded costs. Such a securitization would create a contract right constituting incorporeal movable property of the right to bill and collect from Louisiana customers the costs of securitization.
At June 30, 2022, Cleco Power had $145.9 million deferred as a regulatory asset for stranded costs related to the Dolet Hills Power Station retirement. These costs are currently under a prudency review by the LPSC. Pending the outcome of the prudency review and under the terms of this new law, Cleco Power intends to seek a financing order in the first quarter of 2023 to securitize these stranded Dolet Hills Power Station closure costs.
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. This filing also requested to include and defer certain accelerated mine closing costs in fuel and related rate-making treatment. Cleco Power has responded to several data requests related to the joint filing.
The expected early closure of the mines resulted in increased lignite costs. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for certain lignite costs that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs related to the closure of the mine. At June 30, 2022, Cleco Power had a regulatory asset of $135.2 million for deferred fuel and mine-related closure costs, which was included in the application filed on January 31, 2022. These costs are also under a prudency review by the LPSC. Pending the outcome of the prudency review and under the terms of the new securitization law mentioned above, Cleco Power intends to include the final costs in its filing for securitization. Cleco Power expects to make this filing in the first quarter of 2023. For more information on this prudency review, see “— Litigation — LPSC Audits and Reviews — Prudency Reviews — Lignite Mine Closure Costs.”

Note 14 — Affiliate Transactions
At June 30, 2022, Cleco Holdings had an affiliate receivable of $6.9 million, primarily for estimated income taxes and franchise taxes paid on behalf of Cleco Group. At December 31, 2021, Cleco Holdings had an affiliate receivable of $3.0 million primarily for franchise taxes paid on behalf of Cleco Group. At June 30, 2022, and December 31, 2021, Cleco Holdings had an affiliate payable of $10.6 million and $51.3 million, respectively, to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2022		AT DEC. 31, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$207	$285	$10,347	$59,627
Support Group	1,702	10,006	2,473	10,038
Cleco Cajun	1,300	92	792	64
Total	$3,209	$10,383	$13,612	$69,729
Of the affiliate payable balance at December 31, 2021, Cleco Power had $59.4 million payable to Cleco Holdings for the settlement of income taxes.
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

Note 15 — Intangible Assets and Liabilities

Securitized Intangible
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power in the amount of

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
$415.9 million. The Storm Recovery Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. This securitized intangible asset will be amortized over the estimated periods needed to collect the required amounts from Cleco Power’s customers to service Cleco Securitization I’s storm recovery bonds, currently estimated through September 2044. There was no amortization during the current period because collections from Cleco Power’s customers have not commenced. Collections will begin after the new storm surcharge becomes effective on September 1, 2022. At the end of its life, this securitized intangible asset will have no residual value. For additional information on Cleco Power’s storm costs and the securitization financing, see Note 5 — “Regulatory Assets and Liabilities,” Note 7 — “Debt,” and Note 17 — “Storm Securitization and Cost Recovery.”

Other Intangibles
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
The following table presents Cleco’s amortization of other intangible assets and liabilities included in its Condensed Consolidated Income Statements:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	2022	2021
Intangible assets
Trade name	$—	$64	$—	$128
Power supply agreements	$6,400	$6,400	$12,800	$12,800
Intangible liabilities
LTSA	$871	$871	$1,742	$1,742
Power supply agreements	$389	$718	$778	$1,600
The following table summarizes the balance of other intangible assets and liabilities subject to amortization for Cleco included in its Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT JUNE 30, 2022	AT DEC. 31, 2021
Intangible assets
Power supply agreements	$184,004	$184,004
Total intangible assets carrying amount	184,004	184,004
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liability carrying amount	38,300	38,300
Net intangible assets carrying amount	145,704	145,704
Accumulated amortization	(92,745)	(82,466)
Net intangible assets subject to amortization	$52,959	$63,238

Note 16 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balance, beginning of period	$(23,615)	$(23,629)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	7	21
Balance, June 30, 2022	$(23,608)	$(23,608)

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balance, beginning of period	$(25,168)	$(25,796)
Amounts reclassified from AOCI
Amortization of postretirement benefit net (gain) loss	(420)	208
Balance, June 30, 2021	$(25,588)	$(25,588)

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2022			FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(12,579)	$(5,235)	$(17,814)	$(12,885)	$(5,298)	$(18,183)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	307	—	307	613	—	613
Reclassification of net loss to interest charges	—	63	63	—	126	126
Balances, June 30, 2022	$(12,272)	$(5,172)	$(17,444)	$(12,272)	$(5,172)	$(17,444)

	FOR THE THREE MONTHS ENDED JUNE 30, 2021			FOR THE SIX MONTHS ENDED JUNE 30, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(18,681)	$(5,550)	$(24,231)	$(19,139)	$(5,614)	$(24,753)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	287	—	287	745	—	745
Reclassification of net loss to interest charges	—	64	64	—	128	128
Balances, June 30, 2021	$(18,394)	$(5,486)	$(23,880)	$(18,394)	$(5,486)	$(23,880)

Note 17 — Storm Securitization and Cost Recovery
In 2020 and 2021, Cleco Power’s distribution and transmission systems sustained damage from four separate hurricanes, Hurricanes Laura, Delta, Zeta, and Ida, and two severe winter storms, Winter Storms Uri and Viola. Cleco Power’s total restoration costs related to the hurricanes and winter storms totaled approximately $342.7 million. The damage to equipment from the storms required replacement, as well as repair of existing assets. As a result, approximately $211.1 million of the total restoration costs were capitalized on Cleco Power’s balance sheet. Cleco Power also had regulatory assets totaling approximately $124.3 million for non-capital expenses related to these storms, as allowed by the LPSC. There was also $7.3 million for storm restoration costs related to wholesale operations and maintenance that was expensed on Cleco’s and Cleco Power’s Condensed Consolidated Income Statements in the period the costs were incurred.
On March 30, 2022, the LPSC Staff approved an uncontested stipulated settlement agreement filed by the LPSC Staff and Cleco Power allowing securitization of $424.1 million of Storm Recovery Property. This included:
•the balance of storm costs of $220.1 million, after adjustments and collections through rates for interim storm recovery, for Hurricanes Laura, Delta, and Zeta and Winter Storms Uri and Viola;
•$95.0 million for a reserve for Hurricane Ida storm costs;
•$100.0 million for a reserve to cover future storm costs; and
•$9.0 million for estimated upfront securitization costs and ongoing costs.

On April 1, 2022, the LPSC issued the financing order authorizing Cleco Power to issue storm recovery bonds in the aggregate principal amount of up to $425.0 million. On June 22, 2022, Cleco Power completed a securitized financing of the Storm Recovery Property through Cleco Securitization I. Cleco Securitization I used the net proceeds from its issuance of $425.0 million aggregate principal amount of senior secured storm recovery bonds to purchase the Storm Recovery Property from Cleco Power, pay for debt issuance costs, and reimburse Cleco Power for upfront securitization costs paid by Cleco Power on behalf of Cleco Securitization I. Cleco Power utilized the proceeds received from Cleco Securitization I to fund reserves for storm restoration costs and redeem its $325.0 million floating rate notes issued in September 2021. For more information about the storm recovery bonds, see Note 7 — “Debt.” For more information about the storm reserves and regulatory assets associated with the storms, see Note 5 — “Regulatory Assets and Liabilities.” For more information about the cash restricted for the storm reserves, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”
On June 1, 2021, Cleco Power began collecting through rates $16.0 million annually for interim storm recovery costs associated with Hurricanes Laura, Delta, and Zeta. The interim storm rate recovery will continue until the new storm surcharge becomes effective on September 1, 2022.
Cleco Power, in line with other impacted utilities, will seek available funds from the U.S. government for customer relief of costs incurred from the storms. Cleco Power cannot predict the likelihood that any funding from the U.S. government ultimately will be approved.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2022, and 2021.

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

Significant Events

Securitization

Storm Securitization
During 2020 and 2021, Cleco Power’s distribution and transmission systems sustained damage from four separate hurricanes, Hurricanes Laura, Delta, Zeta, and Ida, and two severe winter storms, Winter Storms Uri and Viola. The damage to equipment from the storms required replacement, as well as repair of existing assets.
On March 30, 2022, the LPSC approved an uncontested stipulated settlement agreement filed by the LPSC Staff and Cleco Power relating to securitization of these storm costs. On April 1, 2022, the LPSC issued the financing order authorizing Cleco Power to issue storm recovery bonds in the aggregate principal amount of up to $425.0 million. On June 22, 2022, Cleco Power completed a securitized financing of the deferred storm costs through Cleco Securitization I. For more information on the storm securitization financing, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Securitization and Cost Recovery.”

Dolet Hills Securitization
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. At December 31, 2021, the Dolet Hills Power Station was
retired, and all of Cleco Power’s proportionate share of lignite-related costs had been billed by DHLC and Oxbow. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine. These costs are currently under a prudency review by the LPSC. For more information on the prudency review of the deferred fuel and other mine-related closure costs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — Lignite Mine Closure Costs.”
On June 3, 2022, the Louisiana Electric Utility Energy Transition Securitization Act was passed into law. Through authorization of an LPSC financing order, this law enables Louisiana electric utilities to use securitization financing for certain energy transition costs, including mine closure costs and stranded costs. Such a securitization would create a contract right constituting incorporeal movable property of the right to bill and collect from Louisiana customers the costs of securitization. Pending the outcome of the prudency review and under the terms of the new law, Cleco Power intends to seek a financing order to securitize the unrecovered Dolet Hills Power Station closure costs and Oxbow mine closure costs in the first quarter of 2023. For more information on the retirement of the Dolet Hills Power Station and the closure of the Oxbow mine, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

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
On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of expenses incurred as a result of an LPSC executive order, issued in response to the COVID-19 pandemic, prohibiting the disconnection of utilities for non-payment, as well as the lost revenue associated with the disconnection fees and incremental costs. Cleco Power anticipates approval of the recovery of these expenses in the fourth quarter of 2022. At June 30, 2022, Cleco Power had a regulatory asset of $3.0 million for expenses incurred.
Cleco has implemented certain measures that it believes will provide financial flexibility and help maintain its liquidity. Cleco is working with its suppliers to mitigate the pandemic stimulated impacts to its supply chain. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as warranted. Cleco continues to assess the COVID-19 situation and cannot predict the full impact that COVID-19, or any significant related disruptions, will have on its business, cash flows, liquidity,

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
financial condition, and results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — Pandemics, Epidemics, or Other Outbreaks” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Future Tax Reform
On August 7, 2022, the U.S. Senate passed the Inflation Reduction Act of 2022 (IRA). The IRA seeks to lower gasoline and electricity prices, increase energy security, and help consumers afford emissions-cutting technologies. In addition, the IRA would provide tax credits for clean electricity sources and energy storage, as well as create programs to enable states and electric utilities to transition to clean power. There are several tax and renewables provisions in this legislation that could have a material effect on the results of operations, financial condition, or cash flows of the Registrants. Management continues to monitor the legislative status of the IRA and any potential impact it could have on the Registrants.

ESG Goals
Cleco is accelerating its efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco aims to increase electrification initiatives and reduce GHG emissions by incorporating renewable energy resources into its generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco aims to sustainably reduce its GHG emissions 60.0% by 2030 with aspirations of net zero emissions by 2050. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable, as well as support community investment opportunities across its service territory and create a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to its governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and has appointed a Chief Sustainability Officer to oversee the continued implementation of the ESG goals. Currently, management is unable to predict the impact of implementing these ESG goals on the Registrants. For more information on these ESG goals, see Part I, Item 1, “Business — Human Capital — Diversity and Inclusion,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For more information about Cleco’s environmental initiatives, see “— Cleco Power — Project Diamond Vault.”

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impact the ROE, as well as the recovery of costs related to storms, growing energy demand, and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. In addition to the ESG goals previously discussed, Cleco Power’s current key initiatives include initiating work on the winterization of generation assets, beginning Project Diamond Vault, continuing the DSMART project, and maintaining and growing its wholesale and retail businesses. Cleco Power is also pursuing solar-related projects. On July 22, 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto Parish and owned by a third party. The agreement is subject to LPSC approval and other conditions precedent. If approved, Cleco Power expects to begin receiving output from this facility in 2025. These and other initiatives are discussed below.
Effective July 1, 2021, under the terms of the new retail rate plan, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. For more information on Cleco Power’s retail rate plan, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — FRP.”

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
The Front End Engineering Design (FEED) study for Project Diamond Vault has begun and is projected to cost approximately $12.0 million. A $9.0 million congressional appropriation has been secured, subject to the U.S. Department of Energy’s grant process, to help offset future costs of this study. The FEED study is expected to be completed by the end of 2023 and permitting is expected to be completed in the second half of 2025. Construction of the project is expected to begin by the end of 2025. Management expects the total project will be completed by the end of 2028. After the cost of the FEED study, the current total estimated project cost is $900.0 million. Cleco anticipates funding this project through one or more sources including tax credits, Department of Energy grants, and private equity investment.

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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2026. In January 2019, Cleco Power began the first phase of the project. As of June 30, 2022, Cleco Power had spent $35.4 million on the project.

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
In 2021, a wholesale customer that is currently Cleco Power’s largest single customer, based on revenue, and is under contract with Cleco Power through March 31, 2024, conducted a request for proposal for capacity and energy beginning April 1, 2024, in which Cleco Power participated. In August 2021, the wholesale customer informed Cleco Power that it was not selected as a provider of capacity and energy after the first quarter of 2024 and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Power subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the wholesale customer’s notice. The certification process is ongoing, and the LPSC procedural schedule extends into the fourth quarter of 2022. Cleco Power cannot predict the outcome of the process. Failure to recontract this or other agreements may affect jurisdictional retail rates that will be subject to review by the LPSC in conjunction with Cleco Power’s next rate case.

Cleco Cajun
Cleco Cajun currently has power purchase agreements totaling approximately 1,774 MW with 12 wholesale customers, which consist of a mixture of electric cooperatives, municipal bodies, a utility, and a non-profit corporation. Cleco Cajun routinely seeks to grow the amount of power sold pursuant to these existing agreements. These contracts provide Cleco Cajun with predictable cash flow and market risk mitigation through at least the first quarter of 2025 but may prevent Cleco Cajun from taking advantage of rising market rates for power.
A number of Cleco Cajun’s current customers have yet to finalize their recontracting decisions beyond the first quarter of 2025; however, through the request for proposal process, several electric cooperatives have already notified Cleco Cajun that it was not selected as a provider. This non-selection is believed to be the result of a trend toward cooperatives favoring shorter-term, market-based solutions and intermittent renewables rather than asset-backed, long-term full-service contracts. Cleco Cajun will continue to monitor ongoing request for proposal processes and required regulatory approvals. Cleco Cajun cannot predict the outcome of those processes or approvals.
Cleco Cajun is working to secure growth opportunities that include pursuing new wholesale contracts and offtake agreements with other utilities and municipalities in MISO South. In addition, Cleco is exploring other options related to its investment in Cleco Cajun. Failure to recontract existing or other agreements, failure to enter into new contracts to replace existing agreements, or failure to take other mitigating measures for the loss of existing contracts could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows and liquidity as early as the second quarter of 2025.
Many factors affect Cleco Cajun’s primary business of providing wholesale power and capacity. These factors include weather, the market price of power, the sales volume of power through existing contracts, the ability to recontract existing contracts at or before their expiration or enter into new wholesale power agreements with new customers, the ability to comply with increasingly stringent environmental standards, availability of fuel for generation, and compliance with the commitments made to the LPSC as a result of the Cleco Cajun Transaction.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2022, and 2021

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue, net	$545,418	$378,749	$166,669	44.0%
Operating expenses	471,697	254,763	(216,934)	(85.2)%
Operating income	73,721	123,986	(50,265)	(40.5)%
Interest income	1,241	829	412	49.7%
Allowance for equity funds used during construction	808	1,105	(297)	(26.9)%
Other expense, net	(8,473)	(3,970)	(4,503)	(113.4)%
Interest charges	36,407	33,291	(3,116)	(9.4)%
Federal and state income tax expense	29,527	9,837	(19,690)	(200.2)%
Net income	$1,363	$78,822	$(77,459)	(98.3)%

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

Operating Revenue, Net
Operating revenue, net increased $166.7 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $91.1 million of higher fuel cost recovery revenue, $18.6 million of lower electric customer credits, and $14.6 million of higher base revenue at Cleco Power. Also contributing to the increase was $34.7 million of higher electric operations revenue and $6.1 million of higher other operations revenue at Cleco Cajun.

Operating Expenses
Operating expenses increased $216.9 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $91.2 million of higher recoverable fuel and purchased power expense, $7.0 million of higher non-recoverable fuel and purchased power expense, $4.2 million of higher taxes other than income taxes, and $3.4 million of higher depreciation and amortization expense at Cleco Power. Also contributing to the increase was $62.1 million of higher fuel used for electric generation, $37.7 million of higher purchased power, $10.6 million of higher depreciation and amortization expense, and $3.2 million of higher other operations and maintenance expenses at Cleco Cajun.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

Other Expense, Net
Other expense, net increased $4.5 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $7.4 million for the decrease in the cash surrender value of certain trust-owned life insurance policies as a result of unfavorable market conditions at Cleco Holdings, partially offset by $2.7 million of lower non-service pension costs at Cleco Power.

Interest Charges
Interest charges increased $3.1 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to the floating rate senior notes issued in September 2021 at Cleco Power, which were redeemed at par on June 23, 2022.

Income Taxes
Federal and state income tax expense increased $19.7 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $39.3 million to record tax expense at the projected annual effective tax rate and $1.7 million for the amortization of excess ADIT. These increases were partially offset by $12.1 million for the change in pretax income, excluding AFUDC equity, $4.4 million for permanent tax deductions, $2.8 million for state tax expense, and $2.2 million for flow through of state tax benefits.
The estimated annual effective income tax rates used during the second quarter of 2022 and 2021 for Cleco may not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Base	$178,714	$164,113	$14,601	8.9%
Fuel cost recovery	189,900	98,835	91,065	92.1%
Electric customer credits	(129)	(18,762)	18,633	99.3%
Other operations	18,686	16,269	2,417	14.9%
Affiliate revenue	1,628	1,224	404	33.0%
Operating revenue, net	388,799	261,679	127,120	48.6%
Operating expenses
Recoverable fuel and purchased power	189,991	98,824	(91,167)	(92.3)%
Non-recoverable fuel and purchased power	11,079	4,064	(7,015)	(172.6)%
Other operations and maintenance	52,277	52,160	(117)	(0.2)%
Depreciation and amortization	44,299	40,933	(3,366)	(8.2)%
Taxes other than income taxes	11,547	7,314	(4,233)	(57.9)%
Total operating expenses	309,193	203,295	(105,898)	(52.1)%
Operating income	79,606	58,384	21,222	36.3%
Interest income	1,035	825	210	25.5%
Allowance for equity funds used during construction	808	1,105	(297)	(26.9)%
Other expense, net	(2,225)	(5,700)	3,475	61.0%
Interest charges	21,305	18,237	(3,068)	(16.8)%
Federal and state income tax expense	3,214	8,956	5,742	64.1%
Net income	$54,705	$27,421	$27,284	99.5%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	973	873	11.5%
Commercial	706	649	8.8%
Industrial	574	508	13.0%
Other retail	31	32	(3.1)%
Total retail	2,284	2,062	10.8%
Sales for resale	789	690	14.3%
Total retail and wholesale customer sales	3,073	2,752	11.7%

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$86,831	$78,254	11.0%
Commercial	50,873	47,364	7.4%
Industrial	22,181	19,754	12.3%
Other retail	2,746	2,785	(1.4)%
Total retail	162,631	148,157	9.8%
Sales for resale	16,083	15,956	0.8%
Total base revenue	$178,714	$164,113	8.9%

Cleco Power’s residential customers’ demand for electricity is largely affected by weather. Weather generally is measured in cooling degree-days and heating degree-days. A high number of cooling degree-days may indicate consumers will use more air conditioning, while a high number of heating degree-days may indicate consumers will use more heating. An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days because alternative heating sources are more readily available, and winter energy is typically priced below the rate charged for energy used in the summer. Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
The following chart shows how cooling degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

	FOR THE THREE MONTHS ENDED JUNE 30,
				2022 CHANGE
	2022	2021	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,061	984	942	7.8%	12.6%

Base
Base revenue increased $14.6 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $10.9 million of higher usage from warmer summer weather and $2.5 million of interim rate recovery for return on certain storm costs relating to Hurricanes Laura, Delta, and Zeta.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 77% of Cleco Power’s total fuel cost during the second quarter of 2022 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of the incremental fuel and purchased power costs resulting from Winter Storms Uri and Viola through Cleco Power’s FAC over a period of 12 months beginning with the May 2021 bills. Cleco Power’s incremental fuel and purchased power costs for the three months ended June 30, 2021, were also impacted by higher costs of lignite at the Dolet Hills Power Station. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits decreased $18.6 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to lower credits to retail customers for the federal tax-related benefits of the TCJA now being a component of rates as a result of the implementation of Cleco Power’s retail rate plan. After the implementation of Cleco Power’s retail rate plan, these credits offset base revenue on Cleco Power’s Condensed Consolidated Statement of Income. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue increased $2.4 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $1.3 million of higher pole attachment income and $1.3 million of higher wholesale transmission revenue.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $7.0 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to higher MISO transmission costs.

Depreciation and Amortization
Depreciation and amortization increased $3.4 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $2.4 million for the amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta and $1.7 million for the absence of a 2021 adjustment to the corporate franchise tax regulatory asset.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $4.2 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to higher property taxes.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
Other Expense, Net
Other expense, net decreased $3.5 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to lower non-service pension costs.

Interest Charges
Interest charges increased $3.1 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to the floating rate senior notes issued in September 2021, which were redeemed at par on June 23, 2022.

Income Taxes
Federal and state income tax expense decreased $5.7 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $11.7 million to record tax expense at the projected annual effective tax rate and $2.2 million for the flow through of state tax benefits. These decreases were partially offset by $4.6 million for the change in pretax income, excluding AFUDC equity, $1.7 million for the amortization of excess ADIT, and $1.6 million for state tax expense.
The estimated annual effective income tax rates used during the second quarter of 2022 and 2021 for Cleco Power may not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Cajun
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Electric operations	$126,089	$91,407	$34,682	37.9%
Electric customer credits	—	244	(244)	(100.0)%
Other operations	36,712	30,655	6,057	19.8%
Operating revenue, net	162,801	122,306	40,495	33.1%
Operating expenses
Fuel used for electric generation	18,954	(43,153)	(62,107)	(143.9)%
Purchased power	95,522	57,835	(37,687)	(65.2)%
Other operations and maintenance	25,317	22,113	(3,204)	(14.5)%
Depreciation and amortization	21,929	11,378	(10,551)	(92.7)%
Taxes other than income taxes	3,104	3,752	648	17.3%
Total operating expenses	164,826	51,925	(112,901)	(217.4)%
Operating (loss) income	(2,025)	70,381	(72,406)	(102.9)%
Interest income	176	3	173	*
Other expense, net	(6)	(7)	1	14.3%
Interest charges	43	(180)	(223)	(123.9)%
Federal and state income tax (benefit) expense	(966)	18,063	19,029	105.3%
Net (loss) income	$(932)	$52,494	$(53,426)	(101.8)%
* Not Meaningful

Electric Operations
Electric operations revenue increased $34.7 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $23.1 million of higher fuel rates, $6.3 million of higher MISO make-whole payments, $5.1 million of higher load volumes, and $2.7 million of higher MISO pass-through recoveries. These increases were partially offset by $2.0 million for the absence of two power supply agreements.

Other Operations Revenue
Other operations revenue increased $6.1 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to higher transmission revenue.

Fuel Used for Electric Generation
Fuel used for electric generation increased $62.1 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $54.1 million of lower mark-to-market gains on gas-related derivative contracts. Also contributing to the increase was $26.9 million of higher natural gas consumption which was largely the result of higher generating unit dispatch due to warmer summer weather and $21.0 million of higher coal consumption which was largely the result of higher natural gas prices and higher generating unit dispatch due to warmer summer weather. These increases were partially offset by $39.9 million of settlements related to gas swaps activity.

Purchased Power
Purchased power increased $37.7 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to higher cost of purchased power from MISO.
Other Operations and Maintenance Expense
Other operations and maintenance expense increased $3.2 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $1.5 million of higher generating routine maintenance expense, $1.3 million of higher generation operations expense, and $1.2 million of higher generating outage maintenance expense.

Depreciation and Amortization
Depreciation and amortization increased $10.6 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to higher depreciation on ARO assets as a result of an increase to those assets recorded in the third quarter of 2021 to comply with the final CCR Rule, as well as a reduction to the remaining lives of those assets.

Income Taxes
Federal and state income tax benefit increased $19.0 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to $15.2 million for the change in pretax income and $3.6 million for state tax expense.
The effective income tax rates for the second quarters of 2022 and 2021 were 50.9% and 25.6%, respectively. The estimated annual effective income tax rates used during the second quarter of 2022 and 2021 for Cleco Cajun may not be indicative of the full-year income tax rates.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
Comparison of the Six Months Ended June 30, 2022, and 2021

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue, net	$994,598	$773,743	$220,855	28.5%
Operating expenses	738,698	603,459	(135,239)	(22.4)%
Operating income	255,900	170,284	85,616	50.3%
Interest income	1,997	1,475	522	35.4%
Allowance for equity funds used during construction	1,740	1,991	(251)	(12.6)%
Other expense, net	(8,663)	(7,002)	(1,661)	(23.7)%
Interest charges	69,927	67,183	(2,744)	(4.1)%
Federal and state income tax expense	23,940	416	(23,524)	*
Net income	$157,107	$99,149	$57,958	58.5%
*Not meaningful

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

Operating Revenue, Net
Operating revenue, net increased $220.9 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $115.6 million of higher fuel cost recovery revenue, $39.5 million of lower electric customer credits, and $19.0 million of higher base revenue at Cleco Power. Also contributing to the increase was $36.8 million of higher electric operations income and $8.6 million of higher other operations revenue at Cleco Cajun.

Operating Expenses
Operating expenses increased $135.2 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $115.5 million of higher recoverable fuel and purchased power expense, $9.4 million of higher non-recoverable fuel and purchased power expense, and $6.5 million of higher depreciation and amortization expense at Cleco Power. Also contributing to the increase was $54.3 million of higher fuel expense, $38.2 million of higher purchased power expense, and $21.6 million of higher depreciation and amortization expense at Cleco Cajun. These increases were partially offset by $51.6 million of lower fuel used for electric generation at Cleco Cajun.

Other Expense, Net
Other expense, net increased $1.7 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $7.9 million for the decrease in the cash surrender value of certain trust-owned life insurance policies as a result of unfavorable market conditions at Cleco Holdings. This increase was partially offset by $4.7 million of lower non-service pension costs at Cleco Power.

Interest Charges
Interest charges increased $2.7 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021 primarily due to the floating rate senior notes issued in September 2021, which were redeemed at par on June 23, 2022.

Income Taxes
Federal and state income tax expense increased $23.5 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $17.2 million for the change in pretax income, excluding AFUDC equity, $7.3 million to record tax expense at the projected annual effective tax rate, $5.9 million for state tax expense, and $4.8 million for the amortization of excess ADIT. These increases were partially offset by $6.5 million for the flow through of state tax benefits and $5.3 million for permanent tax deductions.
The estimated annual effective income tax rates used during the six months ended June 30, 2022, and 2021 for Cleco might not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Base	$335,738	$316,724	$19,014	6.0%
Fuel cost recovery	328,973	213,383	115,590	54.2%
Electric customer credits	(265)	(39,738)	39,473	99.3%
Other operations	37,771	34,895	2,876	8.2%
Affiliate revenue	3,087	2,879	208	7.2%
Operating revenue, net	705,304	528,143	177,161	33.5%
Operating expenses
Recoverable fuel and purchased power	328,943	213,397	(115,546)	(54.1)%
Non-recoverable fuel and purchased power	23,118	13,734	(9,384)	(68.3)%
Other operations and maintenance	101,006	105,726	4,720	4.5%
Depreciation and amortization	89,538	83,009	(6,529)	(7.9)%
Taxes other than income taxes	24,178	23,816	(362)	(1.5)%
Total operating expenses	566,783	439,682	(127,101)	(28.9)%
Operating income	138,521	88,461	50,060	56.6%
Interest income	1,775	1,468	307	20.9%
Allowance for equity funds used during construction	1,740	1,991	(251)	(12.6)%
Other expense, net	(4,261)	(9,958)	5,697	57.2%
Interest charges	40,108	36,883	(3,225)	(8.7)%
Federal and state income tax expense (benefit)	3,938	(767)	(4,705)	(613.4)%
Net income	$93,729	$45,846	$47,883	104.4%

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,863	1,788	4.2%
Commercial	1,305	1,230	6.1%
Industrial	1,118	1,028	8.8%
Other retail	61	64	(4.7)%
Total retail	4,347	4,110	5.8%
Sales for resale	1,472	1,386	6.2%
Total retail and wholesale customer sales	5,819	5,496	5.9%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$156,747	$146,065	7.3%
Commercial	99,137	93,829	5.7%
Industrial	43,538	42,181	3.2%
Other retail	5,448	5,452	(0.1)%
Total retail	304,870	287,527	6.0%
Sales for resale	30,868	29,197	5.7%
Total base revenue	$335,738	$316,724	6.0%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2022 CHANGE
	2022	2021	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	1,098	985	941	11.5%	16.7%
Cooling degree-days	1,155	1,124	1,020	2.8%	13.2%

Base
Base revenue increased $19.0 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $12.0 million of higher usage from warmer summer weather and colder winter weather, $6.5 million of interim rate recovery for return on certain storm costs relating to Hurricanes Laura, Delta, and Zeta, and $2.4 million of higher rates as a result of the implementation of Cleco Power’s new retail rate plan. These increases were partially offset by $2.7 million of lower demand charges for industrial customers.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 78% of Cleco Power’s total fuel cost during the first six months of 2022 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of the incremental fuel and purchased power costs resulting from Winter Storms Uri and Viola through Cleco Power’s FAC over a period of 12 months beginning with the May 2021 bills. Cleco Power’s incremental fuel and purchased power costs for the six months ended June 30, 2021, were also impacted by higher costs of lignite at the Dolet Hills Power Station. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits decreased $39.5 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower credits to retail customers for the federal tax-related benefits of the TCJA now being a component of rates as a result of the implementation of Cleco Power’s retail rate plan. After the implementation of Cleco Power’s retail rate plan, these credits offset base revenue on Cleco Power’s Condensed Consolidated Statement of Income. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — TCJA.”

Other Operations Revenue
Other operations revenue increased $2.9 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $1.3 million of higher pole attachment income, $0.8 million of higher forfeited discounts, and $0.6 million of higher transmission revenue.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $9.4 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to higher MISO transmission costs.

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $4.7 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $4.2

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
million of lower generating outage maintenance expenses, $2.4 million of lower generating routine maintenance expenses, and $1.7 million of lower generation operations expense. These decreases were partially offset by $3.2 million of higher expenses related to employee benefits.

Depreciation and Amortization
Depreciation and amortization increased $6.5 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $4.7 million for the amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta and $1.3 million for the absence of an adjustment to the corporate franchise tax regulatory asset.

Other Expense, Net
Other expense, net decreased $5.7 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $4.7 million of lower non-service pension costs and $1.0 million for the absence of disallowed costs in 2021 as a result of the settlement of Cleco Power’s retail rate case.

Interest Charges
Interest charges increased $3.2 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the floating rate senior notes issued in September 2021, which were redeemed at par on June 23, 2022.

Income Taxes
Federal and state income tax expense increased $4.7 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $11.1 million for the change in pretax income, excluding AFUDC equity, $4.8 million for the amortization of excess ADIT, and $3.3 million for state tax expense. These increases were partially offset by $8.1 million to record tax expense at the projected annual effective tax rate and $6.5 million for the flow through of state tax benefits.
The estimated annual effective income tax rates used during the six months ended June 30, 2022, and 2021 for Cleco Power might not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Cajun
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Electric operations	$229,722	$192,914	$36,808	19.1%
Electric customer credits	—	244	(244)	(100.0)%
Other operations	72,324	63,694	8,630	13.5%
Operating revenue, net	302,046	256,852	45,194	17.6%
Operating expenses
Fuel used for electric generation	(84,134)	(32,542)	51,592	158.5%
Purchased power	163,630	125,443	(38,187)	(30.4)%
Other operations and maintenance	47,658	44,226	(3,432)	(7.8)%
Depreciation and amortization	43,819	22,234	(21,585)	(97.1)%
Taxes other than income taxes	6,181	7,522	1,341	17.8%
Total operating expenses	177,154	166,883	(10,271)	(6.2)%
Operating income	124,892	89,969	34,923	38.8%
Interest income	188	6	182	*
Other income (expense), net	78	(659)	737	111.8%
Interest charges	35	(332)	(367)	(110.5)%
Federal and state income tax expense	32,674	22,673	(10,001)	(44.1)%
Net income	$92,449	$66,975	$25,474	38.0%
* Not meaningful

Electric Operations
Electric operations revenue increased $36.8 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $35.6 million of higher fuel rates, $4.1 million of higher MISO pass-through revenue, and $3.0 million of higher load volumes. These increases were partially offset by $5.8 million for the absence of two power supply agreements.

Other Operations Revenue
Other operations revenue increased $8.6 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to higher transmission revenue.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $51.6 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $61.6 million of settlements related to gas swaps activity and $46.4 million of higher mark-to-market gains on gas related derivative contracts. These decreases were partially offset by $30.9 million of higher coal consumption, which was largely the result of higher natural gas prices and higher generating unit dispatch due to warmer summer weather. Also offsetting these decreases was $23.4 million of higher natural gas consumption which was largely the result of higher generating unit dispatch due to warmer summer weather.

Purchased Power
Purchased power increased $38.2 million during the six months ended June 30, 2022, compared to the six months

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
ended June 30, 2021, primarily due to higher costs of purchased power from MISO.

Other Operations and Maintenance Expense
Other operations and maintenance increased $3.4 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $1.7 million of higher generating outage maintenance expense and $1.5 million of higher generating routine maintenance expense.

Depreciation and Amortization
Depreciation and amortization increased $21.6 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to higher depreciation on ARO assets as a result of an increase to those assets recorded in the third quarter of 2021 to comply with the final CCR Rule, as well as a reduction to the remaining lives of those assets.

Income Taxes
Federal and state income tax expense increased $10.0 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to $7.4 million for the change in pretax income, $3.6 million for state tax expenses, and $1.0 million for permanent tax deductions.
The effective income tax rates for the six months ended June 30, 2022, and 2021 were 26.1% and 25.3%, respectively. The estimated annual effective income tax rates used during the six months ended June 30, 2022, and 2021 for Cleco Cajun may not be indicative of the full-year income tax rates.

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
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three and six months ended June 30, 2022, and 2021:

	FOR THE THREE MONTHS ENDED JUNE 30,
	2022			2021
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income (loss)	$54,705	$(932)		$27,421	$52,494
Add: Depreciation and amortization	44,299	23,219	(1)	40,933	12,339	(2)
Less: Interest income	1,035	176		825	3
Add: Interest charges	21,305	43		18,237	(180)
Add: Federal and state income tax expense (benefit)	3,214	(966)		8,956	18,063
EBITDA	$122,488	$21,188		$94,722	$82,713
(1) Includes $3.6 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $3.3 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE SIX MONTHS ENDED JUNE 30,
	2022			2021
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$93,729	$92,449		$45,846	$66,975
Add: Depreciation and amortization	89,538	46,398	(1)	83,009	23,991	(2)
Less: Interest income	1,775	188		1,468	6
Add: Interest charges	40,108	35		36,883	(332)
Add: Federal and state income tax expense (benefit)	3,938	32,674		(767)	22,673
EBITDA	$225,538	$171,368		$163,503	$113,301
(1) Includes $7.2 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(4.6) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
credit ratings of Cleco Holdings and Cleco Power at June 30, 2022:

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB-	Baa3	BBB-
Cleco Power	BBB+	A3	BBB+	BBB+	A3	BBB
Credit ratings are not recommendations to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

On April 1, 2022, and following the LPSC’s authorization of the securitization financing of Cleco Power’s storm restoration costs, S&P revised its outlook on Cleco Holdings and Cleco Power to stable from negative. S&P revised its outlook due to its expectation that Cleco’s financial metrics and balance sheet would improve given the upcoming securitization of storm restoration costs. On June 22, 2022, the storm securitization financing was completed.
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

Global and U.S. Economic Environment
Global and domestic economic conditions may have an impact on Cleco’s business and financial condition. Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows. During periods of capital market volatility, the availability of capital could be limited and the costs of capital may increase for many companies. Although the Registrants have not experienced restrictions in the financial markets, their ability to access the capital markets may be restricted at a time when the Registrants would like, or need, to do so. Any restrictions could have a material impact on the Registrants’
ability to fund capital expenditures or debt service, or on their flexibility to react to changing economic and business conditions. Credit constraints could have a material negative impact on the Registrants’ lenders or customers, causing them to fail to meet their obligations to the Registrants or to delay payment of such obligations. The rising interest rates the Registrants have recently been exposed to have negatively affected interest expense on variable rate debt and positively affected interest income for the Registrants’ short-term investments.
Recently, inflationary pressures have increased substantially. Under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s future cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years. For information on the impacts of inflation and market price volatility of natural gas on credit loss reserves related to customer accounts receivable, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Reserves for Credit Losses.”

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan, which included the settlement of the TCJA protected and unprotected excess ADIT. As a result of this settlement, all retail customers will continue receiving bill credits resulting from the TCJA. For more information on the regulatory impact of the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — TCJA.”

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

Cash Generation and Cash Requirements
Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general company purposes. For more information on Cleco’s and Cleco Power’s restricted cash and cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
Debt

Cleco
At June 30, 2022, Cleco had $55.0 million short-term debt outstanding under Cleco Power’s $300.0 million revolving credit facility. At December 31, 2021, Cleco had no short-term debt outstanding.
At June 30, 2022, Cleco’s long-term debt and finance leases outstanding totaled $3.58 billion, of which $261.7 million was due within one year. The long-term debt due within one year at June 30, 2022, primarily represents $165.0 million of Cleco Holdings’ senior notes due in May 2023, $67.7 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC, $25.0 million of Cleco Power’s senior notes due in December 2022, and a $3.2 million of Cleco Securitization I storm recovery bond principal payment due in March 2023. For more information about the storm recovery bonds, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt.”
Cash and cash equivalents available at June 30, 2022, were $130.9 million, combined with $420.0 million available revolving credit facility capacity ($175.0 million from Cleco Holdings and $245.0 million from Cleco Power) for total liquidity of $550.9 million. For more information on the credit facility capacity, see “— Credit Facilities.”
At June 30, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting and Financial Instruments.”
At June 30, 2022, and December 31, 2021, Cleco had a working capital surplus of $135.3 million and $254.8 million, respectively. The $119.5 million decrease in working capital is primarily due to:

•a $168.1 million increase in long-term debt due within one year primarily due to the reclassification of Cleco Holdings’ $165.0 million senior notes due in May 2023,
•a $55.0 million increase in short-term debt due to outstanding draws on Cleco Power’s revolving credit facility,
•a $46.8 million increase in accounts payable, excluding Cleco Power FTR purchases, primarily due to higher accruals for natural gas at Cleco Power and higher purchased power at Cleco Cajun,
•a $32.7 million increase in taxes payable primarily due to accruals of property taxes and federal and state income taxes,
•a $21.4 million decrease in the cash surrender value of a life insurance policy primarily due to the recognition of a death benefit and unfavorable market conditions at Cleco Holdings, and
•a $17.7 million decrease in cash and cash equivalents.
These decreases in working capital were partially offset by:

•a $40.7 million decrease in affiliate accounts payable primarily due to settlement of intercompany taxes payable,
•a $38.0 million increase in accumulated deferred fuel, excluding Cleco Power FTRs, primarily due to rising fuel costs and the timing of collections,
•a $32.0 million increase in fuel inventory primarily due to higher petroleum coke at Cleco Power as a result of an increase in volume at a higher price per ton,
•a $22.9 million increase in customer accounts receivable primarily due to warmer weather and timing of collections from customers,
•a $22.7 million increase in energy risk management assets, excluding Cleco Power FTRs, primarily due to market value changes on gas-related derivative contracts at Cleco Cajun,
•a $21.6 million increase in other accounts receivable primarily due to the settlement of gas-related derivative contracts at Cleco Cajun,
•a $21.4 million increase in regulatory assets primarily due to the reclassification of the short-term portion of the regulatory assets related to Madison Unit 3 property tax, Bayou Vista to Segura, and deferred storm restoration costs,
•an $11.0 million increase in unbilled revenue primarily due to higher usage as a result of warmer summer weather, and
•a $9.3 million increase in restricted cash and cash equivalents primarily due to amounts restricted for Hurricane Ida storm restoration costs.

Cleco Holdings
At June 30, 2022, and December 31, 2021, Cleco Holdings had no short-term debt outstanding.
At June 30, 2022, Cleco Holdings’ long-term debt outstanding was $1.54 billion, of which $232.7 million was due within one year. The long-term debt due within one year at June 30, 2022, represents $165.0 million of Cleco Holdings’ senior notes due in May 2023 and $67.7 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
At June 30, 2022, Cleco Holdings had no borrowings outstanding under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at June 30, 2022.
Cash and cash equivalents available at Cleco Holdings at June 30, 2022, were $6.5 million, combined with $175.0 million revolving credit facility capacity for total liquidity of $181.5 million.

Cleco Power
At June 30, 2022, Cleco Power had $55.0 million short-term debt outstanding under its $300.0 million revolving credit facility. At December 31, 2021, Cleco Power had no short-term debt outstanding.
Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support its working capital needs. There were no

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
amounts outstanding under the uncommitted line of credit at June 30, 2022.
On June 22, 2022, Cleco Securitization I issued $425.0 million aggregate principal amount of senior secured storm recovery bonds. For more information on the storm recovery bonds, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt.”
On June 23, 2022, following the closing of the storm recovery bonds, Cleco Power redeemed its $325.0 million floating rate senior notes issued in September 2021 at par.
At June 30, 2022, Cleco Power’s long-term debt outstanding was $1.92 billion, of which $29.0 million was due within one year. The amount due within one year primarily represents $25.0 million of senior notes due in December 2022 and a $3.2 million of Cleco Securitization I storm recovery bond principal payment due in March 2023.
Cash and cash equivalents available at June 30, 2022, were $52.8 million, combined with $245.0 million revolving credit facility capacity for total liquidity of $297.8 million.
At June 30, 2022, and December 31, 2021, Cleco Power had a working capital surplus of $149.0 million and $110.2 million, respectively. The $38.8 million increase in working capital is primarily due to:

•a $59.3 million decrease in affiliate accounts payable primarily due to the settlement of intercompany taxes payable,
•a $38.0 million increase in accumulated deferred fuel, excluding FTRs, primarily due to rising fuel costs and the timing of collections,
•a $32.1 million increase in fuel inventory primarily due to higher petroleum coke as a result of an increase in volume at a higher price per ton,
•a $21.4 million increase in regulatory assets primarily due to the reclassification of the short-term portion of the regulatory assets related to Madison Unit 3 property tax, Bayou Vista to Segura, and deferred storm restoration costs,
•an $11.0 million increase in unbilled revenue primarily due to higher usage as a result of warmer summer weather,
•a $9.9 million increase in customer accounts receivable primarily due to warmer weather and timing of collections from customers,
•a $9.3 million increase in restricted cash and cash equivalents primarily due to amounts restricted for Hurricane Ida storm restoration costs, and
•an $8.1 million increase in other accounts receivable primarily due to timing of collections from joint owners and accruals for MISO receivables and pole rentals.

These increases in working capital were partially offset by:

•a $55.0 million increase in short-term debt primarily due to outstanding draws on the revolving credit facility,
•a $32.9 million decrease in cash and cash equivalents,
•a $26.4 million increase in accounts payable, excluding FTR purchases, primarily due to higher accruals for natural gas,
•a $24.6 million increase in taxes payable primarily due to accruals of property taxes, and
•a $10.4 million decrease in affiliate accounts receivable primarily due to the settlement of intercompany receivables.
Credit Facilities
At June 30, 2022, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with no outstanding borrowings and one for Cleco Power in the amount of $300.0 million with $55.0 million of outstanding borrowings. These revolving credit agreements were entered into on May 21, 2021, and replaced the respective previously existing agreements. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2022, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At June 30, 2022, the borrowing costs under the facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The outstanding borrowings on Cleco Power’s revolving credit facility at June 30, 2022, was primarily attributable to rising fuel costs and the delay in recovery from customers. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2022, Cleco Power was in compliance with the covenants of its revolving credit facility. At June 30, 2022, the borrowing costs under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At June 30, 2022, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At June 30, 2022, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cleco Cash Flows
Net Operating Cash Flow
Net cash provided by operating activities was $174.5 million and $45.5 million for the six months ended June 30, 2022, and 2021, respectively. Net cash provided by operating activities increased $129.0 million primarily due to:

•lower payments for fuel inventory of $59.8 million primarily due to the absence of lignite costs at Cleco Power,
•collateral of $42.5 million received from counterparties related to Cleco Cajun’s natural gas derivatives,
•higher recoveries of net fuel and purchased power costs at Cleco Power of $9.3 million primarily due the timing of collections,
•lower payments to vendors of $5.9 million primarily due to the timing of payments related to other operating and maintenance activities, and
•lower operations and maintenance payments related to storm restoration activities of $3.9 million at Cleco Power.

These increases were partially offset by:

•higher payments for affiliate settlements of $43.5 million and
•lower collections from Cleco Cajun’s joint owners of $11.8 million primarily due to timing of receipts for their portions of generating station expenditures.

Net Investing Cash Flow
Net cash used in investing activities was $85.1 million and $135.7 million for the six months ended June 30, 2022, and 2021, respectively. Net cash used in investing activities decreased $50.6 million primarily due to:

•lower additions to property, plant, and equipment, net of AFUDC, of $36.8 million and
•life insurance proceeds of $15.7 million.

Net Financing Cash Flow
Net cash provided by financing activities was $14.8 million and $82.0 million for the six months ended June 30, 2022, and
2021, respectively. Net cash provided by financing activities decreased $67.2 million primarily due to:

•the redemption of Cleco Power’s $325.0 million floating rate senior notes,
•higher distributions to Cleco Group of $132.8 million, and
•lower draws on revolving credit facilities of $45.0 million.

These decreases were partially offset by:

•proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s senior secured storm recovery bonds and
•the absence of payments on credit facilities of $15.0 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $90.7 million and $40.5 million during the six months ended June 30, 2022, and 2021, respectively. Net cash provided by operating activities increased $50.2 million primarily due to:

•lower payments for fuel inventory of $45.7 million primarily due to the absence of lignite costs,
•higher recoveries of net fuel and purchased power costs of $9.3 million primarily due to the timing of collections, and
•lower operations and maintenance payments related to storm restoration activities of $3.9 million.

These increases were partially offset by higher payments for affiliate settlements of $48.5 million.

Net Investing Cash Flow
Net cash used in investing activities was $97.3 million and $129.4 million for the six months ended June 30, 2022, and 2021, respectively. Net cash used in investing activities decreased $32.1 million primarily due to lower additions to property, plant, and equipment, net of AFUDC, of $34.0 million.

Net Financing Cash Flow
Net cash provided by financing activities was $95.7 million and $83.2 million for the six months ended June 30, 2022, and 2021, respectively. Net cash provided by financing activities increased $12.5 million primarily due:

•proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s senior secured storm recovery bonds and
•the absence of payments on the credit facility of $15.0 million.

These increases were partially offset by:

•the redemption of $325.0 million floating rate senior notes,
•higher distributions to Cleco Holdings of $52.0 million, and
•lower draws on the revolving credit facility of $45.0 million.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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
For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cross-State Air Pollution Rule
On April 6, 2022, the EPA published in the federal register a proposed federal implementation plan (FIP) that if finalized would be applied to address the “good neighbor” requirements for the 2015 ozone National Ambient Air Quality Standards (NAAQS) for those states that do not have an approved state implementation plan (SIP). If the EPA finalizes its proposed disapproval of the Louisiana SIP, the EPA would apply a finalized FIP to address the “good neighbor” provision in Louisiana for the 2015 ozone NAAQS, which might result in the allocation of fewer emission allowances to generating units and may cause Cleco to buy additional allowances and/or take other measures to comply. Management is unable to predict or give a reasonable estimate of the outcome of the EPA’s decision regarding the “good neighbor” provision.

CPP/ACE and NSPS
On June 30, 2022, the U.S. Supreme Court released its opinion on vacating and remanding the ACE rule, which requires state agencies to set standards of performance for affected generating units and submit the implementation plan to the EPA for approval. The U.S. Supreme Court indicated in its opinion that the EPA does not have the authority to apply generation shifting in the regulation of GHG emissions as in the Clean Power Plan. The case was returned to the D.C. Circuit Court of Appeals. It is expected that the EPA will issue a new GHG rule taking the Court’s opinion into consideration sometime in the future.

Retail Rates of Cleco Power

Base Rates
On June 1, 2021, Cleco Power began collecting through rates $16.0 million annually for interim storm recovery costs associated with Hurricanes Laura, Delta, and Zeta. The interim storm rate recovery will continue until the new storm surcharge becomes effective on September 1, 2022. For information on the storm securitization financing, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Securitization and Cost Recovery.”

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
Effective July 1, 2021, Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC on June 16, 2021. For more information on this FRP, see Note 11 — “Regulation and Rates — FRP.”

Fuel Rates
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. Management is unable to determine the outcome or timing of these audits. For more information on the FAC and the most recent fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Environmental Rates
In July 2009, the LPSC issued Docket No. U-29380 Subdocket A, which provides Cleco Power an EAC to recover from customers certain costs of environmental compliance. These expenses are eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. For more information on the EAC, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit.”

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
On June 9, 2021, the LPSC initiated an audit on program years 2019 and 2020 to consider all program costs. On January 12, 2022, Cleco Power received a draft audit report from the LPSC indicating no material findings. Approval of the draft report is expected in September 2022. Program years 2021 and thereafter are subject to audit. Management is unable to predict or give a reasonable estimate of the outcome of this or any future audits.

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

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis, while reducing Cleco Power’s carbon footprint. The IRP is used as a guide in future decision-making and does not represent firm operational commitments.

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

Counterparty Credit Risk
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to incur replacement cost losses. Cleco enters into master agreements with counterparties that govern the risk of credit default and allow for collateralization above prenegotiated uncollateralized thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support or pay liquidated damages with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, changes in the amounts counterparties owe to Cleco, and any prenegotiated unsecured thresholds agreed to in the master contract. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q
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
At June 30, 2022, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At June 30, 2022, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275%.
At June 30, 2022, Cleco Holdings had a $200.0 million long-term variable rate bank term loan outstanding at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 3.295%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.0 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the six months ended June 30, 2022, was 2.09%.
At June 30, 2022, Cleco Power had $55.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 2.89%. At June 30, 2022, Cleco Power’s borrowing costs under its $300.0 million revolving credit facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15%. Each 1% increase in the interest rate applicable to Cleco Power’s short-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $0.6 million on an annualized basis.
At June 30, 2022, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of 2.92%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the six months ended June 30, 2022, was 1.72%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $3.8 million on an annualized basis.
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
At June 30, 2022, Cleco Cajun had gas-related derivative contracts including fixed price physical forwards and financially settled swap transactions. These are included in natural gas derivatives in the following tables. Cleco Power does not have any gas-related contracts accounted for as derivatives.
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2022:

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT JUNE 30, 2022
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET	GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CONTRACT NETTING	CASH COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$11,863	$—	$—	$11,863	$—	$11,863
Current	Energy risk management liabilities	(7,181)	—	—	(7,181)	—	(7,181)
Natural gas derivatives
Current	Energy risk management assets	85,708	(2,497)	(23,524)	59,687	(62,184)	(2,497)
Non-current	Energy risk management assets	99,536	—	(18,976)	80,560	(44,308)	36,252
Current	Energy risk management liabilities	(2,497)	2,497	—	—	—	—
Commodity-related contracts, net		$187,429	$—	$(42,500)	$144,929	$(106,492)	$38,437
(1) Represents letters of credit by counterparties.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2022
Commodity-related contracts
FTRs
Current	Energy risk management assets	$10,857
Current	Energy risk management liabilities	(719)
Commodity-related contracts, net		$10,138
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
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED JUNE 30, 2022			FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	AT JUNE 30, 2022	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$42,713	$60,270	$31,458	$47,717	$60,270	$21,026	$36,855

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 6 — Fair Value Accounting and Financial Instruments — Commodity Contracts.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of June 30, 2022. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in
SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed under Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

CLECO POWER
4.1
Indenture between Cleco Securitization I LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Storm Recovery Bonds and the Series Supplement), dated as of June 22, 2022 (incorporated by reference to Exhibit 4.1 to Cleco Power LLC’s Current Report on Form 8-K dated June 22, 2022, File No. 001-05663).

4.2
Series Supplement between Cleco Securitization I LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee, dated as of June 22, 2022 (incorporated by reference to Exhibit 4.2 to Cleco Power LLC’s Current Report on Form 8-K dated June 22, 2022, File No. 001-05663).

10.1
Storm Recovery Property Servicing Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Servicer, dated as of June 22, 2022 (incorporated by reference to Exhibit 10.1 to Cleco Power LLC’s Current Report on Form 8-K dated June 22, 2022, File No. 001-05663).

10.2
Storm Recovery Property Sale Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Seller, dated as of June 22, 2022 (incorporated by reference to Exhibit 10.2 to Cleco Power LLC’s Current Report on Form 8-K dated June 22, 2022, File No. 001-05663).

10.3
Administration Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Administrator, dated as of June 22, 2022 (incorporated by reference to Exhibit 10.3 to Cleco Power LLC’s Current Report on Form 8-K dated June 22, 2022, File No. 001-05663).

31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2022 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 10, 2022