Form 10-Q
period 2022-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2022-11-07
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Or
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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
Big Cajun II	Cleco Cajun’s generating facility located in New Roads, Louisiana consisting of Unit 1, Unit 2, and Unit 3. Cleco Cajun has a 58% ownership interest in the capacity of Unit 3.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC and its subsidiaries
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MAM, BCI, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cleco Securitization I	Cleco Securitization I, LLC, a special-purpose, wholly owned subsidiary of Cleco Power
Como 1	Como 1, L.P., currently known as Cleco Partners
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variants thereof, and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station. The Dolet Hills Power Station was retired on December 31, 2021.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social, and Governance
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LPSC	Louisiana Public Service Commission
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC
Storm Recovery Property	Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on greenhouse gas emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to conflicts and hostilities, including the current armed conflict in Ukraine,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•the ability of Cleco’s customers to pay their utility bills on time due to costs related to rising fuel prices, severe weather recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance costs, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations, and
•workforce factors, including aging workforce, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in this report and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$619,500	$462,164
Other operations	61,771	55,721
Gross operating revenue	681,271	517,885
Electric customer credits	(6,728)	(691)
Operating revenue, net	674,543	517,194
Operating expenses
Fuel used for electric generation	167,068	69,318
Purchased power	221,103	101,377
Other operations and maintenance	79,830	76,540
Depreciation and amortization	58,369	60,628
Taxes other than income taxes	18,722	17,766
Regulatory disallowance	13,841	—
Total operating expenses	558,933	325,629
Operating income	115,610	191,565
Interest income	2,238	941
Allowance for equity funds used during construction	965	711
Other expense, net	(4,940)	(8,109)
Interest charges
Interest charges, net	40,353	35,174
Allowance for borrowed funds used during construction	(463)	(545)
Total interest charges	39,890	34,629
Income before income taxes	73,983	150,479
Federal and state income tax expense	5,611	30,569
Net income	$68,372	$119,910
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021
Net income	$68,372	$119,910
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $4 in 2022 and $34 in 2021)	10	96
Total other comprehensive income, net of tax	10	96
Comprehensive income, net of tax	$68,382	$120,006
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$1,509,093	$1,180,345
Other operations	167,042	150,777
Gross operating revenue	1,676,135	1,331,122
Electric customer credits	(6,992)	(40,185)
Operating revenue, net	1,669,143	1,290,937
Operating expenses
Fuel used for electric generation	333,174	150,620
Purchased power	481,728	336,573
Other operations and maintenance	222,657	221,234
Depreciation and amortization	195,639	169,892
Taxes other than income taxes	50,592	50,769
Regulatory disallowance	13,841	—
Total operating expenses	1,297,631	929,088
Operating income	371,512	361,849
Interest income	4,236	2,416
Allowance for equity funds used during construction	2,704	2,703
Other expense, net	(13,604)	(15,112)
Interest charges
Interest charges, net	111,018	103,092
Allowance for borrowed funds used during construction	(1,200)	(1,280)
Total interest charges	109,818	101,812
Income before income taxes	255,030	250,044
Federal and state income tax expense	29,551	30,985
Net income	$225,479	$219,059
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021
Net income	$225,479	$219,059
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $11 in 2022 and $107 in 2021)	31	304
Total other comprehensive income, net of tax	31	304
Comprehensive income, net of tax	$225,510	$219,363
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Assets
Current assets
Cash and cash equivalents	$103,117	$148,563
Restricted cash and cash equivalents	14,902	1,674
Customer accounts receivable (less allowance for credit losses of $1,498 in 2022 and $1,302 in 2021)	160,201	91,869
Accounts receivable - affiliate	13,111	3,041
Other accounts receivable	49,487	27,818
Taxes receivable	—	564
Unbilled revenue	40,560	37,663
Fuel inventory, at average cost	112,662	68,838
Materials and supplies, at average cost	146,625	133,666
Energy risk management assets	80,912	43,479
Accumulated deferred fuel	81,928	56,826
Cash surrender value of company-/trust-owned life insurance policies	74,163	98,576
Prepayments	15,353	13,283
Regulatory assets	46,930	29,261
Other current assets	2,705	12,839
Total current assets	942,656	767,960
Property, plant, and equipment
Property, plant, and equipment	5,350,425	5,416,722
Accumulated depreciation	(891,468)	(700,991)
Net property, plant, and equipment	4,458,957	4,715,731
Construction work in progress	119,949	100,163
Total property, plant, and equipment, net	4,578,906	4,815,894
Equity investment in investee	2,072	2,072
Goodwill	1,490,797	1,490,797
Prepayments	31,819	21,598
Operating lease right of use assets	23,336	24,014
Restricted cash and cash equivalents	109,373	745
Note receivable	13,125	13,744
Regulatory assets	676,720	810,820
Intangible asset - securitization	415,946	—
Intangible assets - other	63,035	82,235
Energy risk management assets	91,853	50,962
Other deferred charges	44,883	44,177
Total assets	$8,484,521	$8,125,018
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$87,000	$—
Long-term debt and finance leases due within one year	267,954	93,455
Accounts payable	177,448	167,886
Accounts payable - affiliate	13,092	51,297
Customer deposits	59,101	60,852
Provision for rate refund	13,256	5,682
Taxes payable	51,844	6,311
Interest accrued	44,876	15,203
Energy risk management liabilities	5,521	834
Regulatory liabilities - deferred taxes, net	44,129	44,072
Deferred compensation	11,433	14,420
Other current liabilities	54,409	53,150
Total current liabilities	830,063	513,162
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	823,798	755,764
Postretirement benefit obligations	290,818	291,606
Regulatory liabilities - deferred taxes, net	4,970	51,472
Storm reserves	108,652	—
Deferred lease revenue	24,547	31,451
Intangible liabilities	15,216	18,997
Asset retirement obligations	68,852	69,667
Operating lease liabilities	20,465	21,128
Other deferred credits	31,046	27,582
Total long-term liabilities and deferred credits	1,388,364	1,267,667
Long-term debt and finance leases, net	3,306,016	3,390,033
Total liabilities	5,524,443	5,170,862
Commitments and contingencies (Note 13)
Member’s equity	2,960,078	2,954,156
Total liabilities and member’s equity	$8,484,521	$8,125,018
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022		2021
Operating activities
Net income	$225,479		$219,059
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	220,591		195,619
Provision for credit losses	2,143		3,106
Regulatory disallowance	13,841		—
Electric customer credits	6,577		—
Unearned compensation expense	3,688		7,068
Allowance for equity funds used during construction	(2,704)		(2,703)
Gain on risk management assets and liabilities, net	(112,077)		(136,024)
Deferred lease revenue	(6,904)		(6,904)
Deferred income taxes	21,578		36,513
Cash surrender value of company-/trust-owned life insurance	5,775		(5,223)
Changes in assets and liabilities
Accounts receivable	(98,826)		(56,922)
Accounts receivable, affiliate	(10,069)		(1,375)
Unbilled revenue	(2,897)		3,368
Fuel inventory and materials and supplies	(61,518)		(3,198)
Prepayments	(10,908)		(8,573)
Accounts payable	8,164		(11,680)
Accounts payable - affiliate	(38,206)		—
Customer deposits	6,139		8,295
Provision for merger commitments	(500)		(1,881)
Postretirement benefit obligations	(746)		6,262
Regulatory assets and liabilities, net	(9,498)		(95,294)
Deferred fuel recoveries	(23,185)		(50,986)
Other deferred accounts	(4,885)		(9,163)
Taxes accrued	45,144		26,864
Interest accrued	29,673		23,961
Energy risk management collateral received	36,400		8,900
Other operating	2,856		(9,295)
Net cash provided by operating activities	245,125		139,794
Investing activities
Additions to property, plant, and equipment	(145,514)		(207,257)
Proceeds from sale of property, plant, and equipment	663		1,445
Return of equity investment in investee	—		5,250
Return of investment in company-owned life insurance	15,671		—
Other investing	630		1,469
Net cash used in investing activities	(128,550)		(199,093)
Financing activities
Draws on revolving credit facilities	127,000		185,000
Payments on revolving credit facilities	(40,000)		(260,000)
Issuances of long-term debt	424,946		325,000
Repayment of long-term debt	(325,000)		—
Payment of financing costs	(6,964)		(4,149)
Distributions to member	(219,588)		—
Other financing	(559)		(505)
Net cash (used in) provided by financing activities	(40,165)		245,346
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	76,410		186,047
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	150,982	(1)	90,265
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$227,392	(2)	$276,312
(1) Includes cash and cash equivalents of $148,563, current restricted cash and cash equivalents of $1,674, and non-current restricted cash and cash equivalents of $745.
(2) Includes cash and cash equivalents of $103,117, current restricted cash and cash equivalents of $14,902, and non-current restricted cash and cash equivalents of $109,373.

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021
Supplementary cash flow information
Interest paid, net of amount capitalized	$72,772	$70,387
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,098	$45,646
Reduction in property, plant, and equipment due to regulatory disallowance	$13,841	$—
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$197,689	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2021	$2,454,276	$427,692	$(25,588)	$2,856,380
Net income	—	119,910	—	119,910
Other comprehensive income, net of tax	—	—	96	96
Balances, Sept. 30, 2021	$2,454,276	$547,602	$(25,492)	$2,976,386

Balances, June 30, 2022	$2,454,276	$547,778	$(23,608)	$2,978,446
Distributions to member	—	(86,750)	—	(86,750)
Net income	—	68,372	—	68,372
Other comprehensive income, net of tax	—	—	10	10
Balances, Sept. 30, 2022	$2,454,276	$529,400	$(23,598)	$2,960,078

Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
Net income	—	219,059	—	219,059
Other comprehensive income, net of tax	—	—	304	304
Balances, Sept. 30, 2021	$2,454,276	$547,602	$(25,492)	$2,976,386

Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
Distributions to member	—	(219,588)	—	(219,588)
Net income	—	225,479	—	225,479
Other comprehensive income, net of tax	—	—	31	31
Balances, Sept. 30, 2022	$2,454,276	$529,400	$(23,598)	$2,960,078
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$481,153	$357,084
Other operations	24,757	22,779
Affiliate revenue	1,657	1,380
Gross operating revenue	507,567	381,243
Electric customer credits	(6,728)	(691)
Operating revenue, net	500,839	380,552
Operating expenses
Fuel used for electric generation	192,010	149,127
Purchased power	111,764	38,211
Other operations and maintenance	58,581	56,720
Depreciation and amortization	44,368	43,526
Taxes other than income taxes	14,940	12,891
Regulatory disallowance	13,841	—
Total operating expenses	435,504	300,475
Operating income	65,335	80,077
Interest income	1,726	936
Allowance for equity funds used during construction	965	711
Other expense, net	(1,591)	(6,106)
Interest charges
Interest charges, net	24,303	19,054
Allowance for borrowed funds used during construction	(463)	(545)
Total interest charges	23,840	18,509
Income before income taxes	42,595	57,109
Federal and state income tax expense	1,862	548
Net income	$40,733	$56,561
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021
Net income	$40,733	$56,561
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $113 in 2022 and $123 in 2021)	307	350
Amortization of interest rate derivatives to earnings (net of tax expense of $23 in 2022 and $22 in 2021)	63	63
Total other comprehensive income, net of tax	370	413
Comprehensive income, net of tax	$41,103	$56,974
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021
Operating revenue
Electric operations	$1,145,864	$887,191
Other operations	62,528	57,674
Affiliate revenue	4,744	4,259
Gross operating revenue	1,213,136	949,124
Electric customer credits	(6,992)	(40,429)
Operating revenue, net	1,206,144	908,695
Operating expenses
Fuel used for electric generation	442,249	262,970
Purchased power	213,586	151,499
Other operations and maintenance	159,588	162,448
Depreciation and amortization	133,907	126,534
Taxes other than income taxes	39,117	36,707
Regulatory disallowance	13,841	—
Total operating expenses	1,002,288	740,158
Operating income	203,856	168,537
Interest income	3,501	2,404
Allowance for equity funds used during construction	2,704	2,703
Other expense, net	(5,852)	(16,064)
Interest charges
Interest charges, net	65,147	56,672
Allowance for borrowed funds used during construction	(1,200)	(1,280)
Total interest charges	63,947	55,392
Income before income taxes	140,262	102,188
Federal and state income tax expense (benefit)	5,800	(219)
Net income	$134,462	$102,407
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021
Net income	$134,462	$102,407
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $339 in 2022 and $386 in 2021)	920	1,095
Amortization of interest rate derivatives to earnings (net of tax expense of $69 in 2022 and $67 in 2021)	189	191
Total other comprehensive income, net of tax	1,109	1,286
Comprehensive income, net of tax	$135,571	$103,693
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Assets
Utility plant and equipment
Property, plant, and equipment	$5,672,636	$5,745,489
Accumulated depreciation	(2,048,367)	(1,919,766)
Net property, plant, and equipment	3,624,269	3,825,723
Construction work in progress	115,252	94,573
Total utility plant and equipment, net	3,739,521	3,920,296
Current assets
Cash and cash equivalents	36,290	85,667
Restricted cash and cash equivalents	14,902	1,674
Customer accounts receivable (less allowance for credit losses of $1,498 in 2022 and $1,302 in 2021)	103,839	48,551
Accounts receivable - affiliate	2,486	13,612
Other accounts receivable	28,517	21,931
Unbilled revenue	40,560	37,663
Fuel inventory, at average cost	85,600	46,121
Materials and supplies, at average cost	112,860	101,502
Energy risk management assets	5,195	5,515
Accumulated deferred fuel	81,928	56,826
Cash surrender value of company-owned life insurance policies	16,281	16,260
Prepayments	10,654	7,784
Regulatory assets	39,194	21,526
Other current assets	817	782
Total current assets	579,123	465,414
Equity investment in investee	2,072	2,072
Prepayments	1,324	1,243
Operating lease right of use assets	23,288	23,970
Restricted cash and cash equivalents	108,623	—
Note receivable	13,125	13,744
Regulatory assets	554,264	680,813
Intangible asset - securitization	415,946	—
Other deferred charges	22,465	21,949
Total assets	$5,459,751	$5,129,501
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Liabilities and member’s equity
Member’s equity	$1,978,608	$1,948,537
Long-term debt and finance leases, net	1,886,216	1,800,854
Total capitalization	3,864,824	3,749,391
Current liabilities
Short-term debt	77,000	—
Long-term debt and finance leases due within one year	35,382	25,755
Accounts payable	110,855	114,493
Accounts payable - affiliate	10,837	69,729
Customer deposits	59,101	60,852
Provision for rate refund	13,256	5,682
Taxes payable	46,841	5,494
Interest accrued	26,544	5,080
Energy risk management liabilities	457	597
Regulatory liabilities - deferred taxes, net	44,129	44,072
Other current liabilities	32,200	23,467
Total current liabilities	456,602	355,221
Commitments and contingencies (Note 13)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	755,253	707,479
Postretirement benefit obligations	206,669	205,214
Regulatory liabilities - deferred taxes, net	4,970	51,472
Storm reserves	108,652	—
Asset retirement obligations	17,512	19,456
Operating lease liabilities	20,436	21,100
Other deferred credits	24,833	20,168
Total long-term liabilities and deferred credits	1,138,325	1,024,889
Total liabilities and member’s equity	$5,459,751	$5,129,501
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022		2021
Operating activities
Net income	$134,462		$102,407
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	139,356		132,986
Provision for credit losses	2,143		3,106
Regulatory disallowance	13,841		—
Electric customer credits	6,577		—
Unearned compensation expense	570		1,746
Allowance for equity funds used during construction	(2,704)		(2,703)
Deferred income taxes	918		(1,737)
Changes in assets and liabilities
Accounts receivable	(70,688)		(38,558)
Accounts receivable - affiliate	13,488		4,187
Unbilled revenue	(2,897)		3,368
Fuel inventory and materials and supplies	(52,099)		(21,326)
Prepayments	(2,428)		210
Accounts payable	(7,505)		(4,067)
Accounts payable - affiliate	(58,462)		(2,389)
Customer deposits	6,139		8,295
Provision for merger commitments	—		(1,381)
Postretirement benefit obligations	353		4,910
Regulatory assets and liabilities, net	(10,989)		(96,785)
Deferred fuel recoveries	(23,185)		(50,986)
Other deferred accounts	(81)		(6,394)
Taxes accrued	40,394		30,789
Interest accrued	21,464		15,893
Other operating	(1,668)		(6,868)
Net cash provided by operating activities	146,999		74,703
Investing activities
Additions to property, plant, and equipment	(139,726)		(200,237)
Proceeds from sale of property, plant, and equipment	641		1,445
Return of equity investment in investee	—		5,250
Other investing	630		1,469
Net cash used in investing activities	(138,455)		(192,073)
Financing activities
Draws on revolving credit facility	117,000		185,000
Payments on revolving credit facility	(40,000)		(260,000)
Issuances of long-term debt	424,946		325,000
Repayment of long-term debt	(325,000)		—
Payment of financing costs	(6,957)		(2,846)
Distributions to member	(105,500)		—
Other financing	(559)		(505)
Net cash provided by financing activities	63,930		246,649
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	72,474		129,279
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	87,341	(1)	29,391
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$159,815	(2)	$158,670

Supplementary cash flow information
Interest paid, net of amount capitalized	$37,198		$35,065
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$7,025		$45,305
Reduction in property, plant, and equipment due to regulatory disallowance	$13,841		$—
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$197,689		$—
(1) Includes cash and cash equivalents of $85,667 and current restricted cash and cash equivalents of $1,674.
(2) Includes cash and cash equivalents of $36,290, current restricted cash and cash equivalents of $14,902, and non-current restricted cash and cash equivalents of $108,623.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2021	$1,878,478	$(23,880)	$1,854,598
Net income	56,561	—	56,561
Other comprehensive income, net of tax	—	413	413
Balances, Sept. 30, 2021	$1,935,039	$(23,467)	$1,911,572

Balances, June 30, 2022	$2,008,449	$(17,444)	$1,991,005
Distributions to parent	(53,500)	—	(53,500)
Net income	40,733	—	40,733
Other comprehensive income, net of tax	—	370	370
Balances, Sept. 30, 2022	$1,995,682	$(17,074)	$1,978,608

Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
Net income	102,407	—	102,407
Other comprehensive income, net of tax	—	1,286	1,286
Balances, Sept. 30, 2021	$1,935,039	$(23,467)	$1,911,572

Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
Distributions to parent	(105,500)	—	(105,500)
Net income	134,462	—	134,462
Other comprehensive income, net of tax	—	1,109	1,109
Balances, Sept. 30, 2022	$1,995,682	$(17,074)	$1,978,608
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Leases	Cleco and Cleco Power
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting and Financial Instruments	Cleco and Cleco Power
Note 7	Debt	Cleco and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 9	Income Taxes	Cleco and Cleco Power
Note 10	Disclosures about Segments	Cleco
Note 11	Regulation and Rates	Cleco and Cleco Power
Note 12	Variable Interest Entities	Cleco and Cleco Power
Note 13	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 14	Affiliate Transactions	Cleco and Cleco Power
Note 15	Intangible Assets, Intangible Liabilities, and Goodwill	Cleco and Cleco Power
Note 16	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 17	Storm Securitization and Cost Recovery	Cleco and Cleco Power

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
In response to the COVID-19 pandemic, in March 2020 the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of expenses incurred as a result of this executive order, as well as the lost revenue associated with the disconnection fees and incremental costs. Cleco Power anticipates approval of the recovery of these expenses in the first quarter of 2023. At September 30, 2022, Cleco Power had a regulatory asset of $3.0 million recorded for expenses incurred related to the executive order, as allowed by the LPSC.
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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Current
Cleco Katrina/Rita storm recovery surcharge	$—	$1,674
Cleco Power’s storm restoration costs - Hurricane Ida	9,350	—
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	5,552	—
Total current	14,902	1,674
Non-current
Diversified Lands’ mitigation escrow	22	22
Cleco Cajun’s defense fund	728	723
Cleco Power’s future storm restoration costs	102,586	—
Cleco Power’s storm restoration costs - Hurricane Ida	6,037	—
Total non-current	109,373	745
Total restricted cash and cash equivalents	$124,275	$2,419

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Current
Cleco Katrina/Rita storm recovery surcharge	$—	$1,674
Storm restoration costs - Hurricane Ida	9,350	—
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs	5,552	—
Total current	14,902	1,674
Non-current
Future storm restoration costs	102,586	—
Storm restoration costs - Hurricane Ida	6,037	—
Total non-current	108,623	—
Total restricted cash and cash equivalents	$123,525	$1,674
In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power to be used to benefit retail customers in a manner to be approved by the LPSC. In September 2022, the remaining $1.6 million was refunded to Cleco Power’s retail customers.
On June 22, 2022, the storm securitization financing was completed. In connection with this financing, and as approved by the LPSC, newly funded storm reserves for future storm restoration costs and Hurricane Ida storm restoration costs were established at Cleco Power. The establishment of these reserves resulted in the establishment of corresponding restricted cash and cash equivalents accounts. Additionally, restricted cash and cash equivalents accounts were established for payment of Cleco Securitization I’s estimated operating expenses, storm recovery bond issuance costs, and payment of debt service on those storm recovery bonds. For more information on the storm securitization financing, see Note 17 — “Storm Securitization and Cost Recovery.”

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
As a result of the market price volatility of natural gas experienced throughout 2022, Cleco has experienced significant increases to the pass-through fuel component of retail customer energy bills. Due to these increased customer fuel costs, along with the impacts of a 40-year high inflation rate, Cleco has experienced increases in credit loss reserves. These factors have not been and are not expected to be material to Cleco’s results of operations, financial condition, or cash flows.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2022			FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Beginning of period	$1,190	$1,638	$2,828	$1,302	$1,638	$2,940
Current period provision	939	—	939	2,149	—	2,149
Charge-offs	(894)	—	(894)	(2,899)	—	(2,899)
Recovery	263	—	263	946	—	946
Balances, Sept. 30, 2022	$1,498	$1,638	$3,136	$1,498	$1,638	$3,136
* Loan held at Diversified Lands that was fully reserved at December 31, 2020.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2021			FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Beginning of period	$1,334	$1,638	$2,972	$2,758	$1,638	$4,396
Current period provision	567	—	567	3,057	—	3,057
Charge-offs	(730)	—	(730)	(5,172)	—	(5,172)
Recovery	586	—	586	1,114	—	1,114
Balances, Sept. 30, 2021	$1,757	$1,638	$3,395	$1,757	$1,638	$3,395
* Loan held at Diversified Lands that was fully reserved at December 31, 2020.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2022	FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE
Beginning of period	$1,190	$1,302
Current period provision	939	2,149
Charge-offs	(894)	(2,899)
Recovery	263	946
Balances, Sept. 30, 2022	$1,498	$1,498

	FOR THE THREE MONTHS ENDED SEPT. 30, 2021	FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE
Beginning of period	$1,334	$2,758
Current period provision	567	3,057
Charge-offs	(730)	(5,172)
Recovery	586	1,114
Balances, Sept. 30, 2021	$1,757	$1,757

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
Cleco Cajun is Cleco’s only subsidiary with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback is included in Other operations within Cleco’s Condensed Consolidated Statement of Income. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the three and nine months ended September 30, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Fixed payments	$10,000	$10,000	$30,000	$30,000
Variable payments	6,244	4,938	17,657	15,413
Amortization of deferred lease liability*	2,301	2,301	6,904	6,904
Total lease income	$18,545	$17,239	$54,561	$52,317
* Consists of amortization of the deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

Note 4 — Revenue Recognition

Revenue from Contracts with Customers
On September 1, 2022, Cleco Power began billing and collecting a new storm recovery surcharge from its retail customers. This surcharge represents the recovery of costs incurred by Cleco Power as a result of Hurricanes Laura, Delta, Zeta, and Ida and Winter Storms Uri and Viola, as well as interest and associated expenses. Cleco Power remits the collected storm recovery surcharge to Cleco Securitization I to service Cleco Securitization I’s storm recovery bonds. The storm recovery surcharge will continue to be billed and collected from Cleco Power’s retail customers through the life of the Cleco Securitization I storm recovery bonds. For information about the securitization of storm costs, see “Note 17 — Storm Securitization and Cost Recovery.”

Disaggregated Revenue
Operating revenue, net for the three and nine months ended September 30, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$190,023		$—		$—		$—	$190,023
Commercial (1)	113,176		—		—		—	113,176
Industrial (1)	64,486		—		—		—	64,486
Other retail (1)	5,213		—		—		—	5,213
Storm recovery surcharge	5,025		—		—		—	5,025
Electric customer credits	(6,728)		—		—		—	(6,728)
Total retail revenue	371,195		—		—		—	371,195
Wholesale, net	97,933	(1)	140,767	(2)	(2,420)	(3)	—	236,280
Transmission, net	18,664		21,009		—		(2,560)	37,113
Other	6,094		—		—		—	6,094
Affiliate (4)	1,657		—		29,583		(31,240)	—
Total revenue from contracts with customers	495,543		161,776		27,163		(33,800)	650,682
Revenue unrelated to contracts with customers
Other	5,296	(5)	18,564	(6)	1		—	23,861
Total revenue unrelated to contracts with customers	5,296		18,564		1		—	23,861
Operating revenue, net	$500,839		$180,340		$27,164		$(33,800)	$674,543
(1) Includes fuel recovery revenue.
(2) Includes $(3.6) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Realized gains associated with FTRs.
(6) Includes $16.2 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

	FOR THE THREE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$148,522		$—		$—		$—	$148,522
Commercial (1)	82,711		—		—		—	82,711
Industrial (1)	45,446		—		—		—	45,446
Other retail (1)	4,479		—		—		—	4,479
Electric customer credits	(764)		—		—		—	(764)
Total retail revenue	280,394		—		—		—	280,394
Wholesale, net	74,831	(1)	107,501	(2)	(2,420)	(3)	—	179,912
Transmission, net	17,235	(4)	17,903		—		(2,217)	32,921
Other	5,618		—		—		—	5,618
Affiliate (5)	1,380		—		32,116		(33,496)	—
Total revenue from contracts with customers	379,458		125,404		29,696		(35,713)	498,845
Revenue unrelated to contracts with customers
Other	1,094	(6)	17,254	(7)	1		—	18,349
Total revenue unrelated to contracts with customers	1,094		17,254		1		—	18,349
Operating revenue, net	$380,552		$142,658		$29,697		$(35,713)	$517,194
(1) Includes fuel recovery revenue.
(2) Includes $(3.6) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes $0.1 million of electric customer credits.
(5) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(6) Realized gains associated with FTRs.
(7) Includes $14.9 million in lease revenue related to the Cottonwood Sale Leaseback and $2.3 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$434,259		$—		$—		$—	$434,259
Commercial (1)	274,046		—		—		—	274,046
Industrial (1)	160,948		—		—		—	160,948
Other retail (1)	13,639		—		—		—	13,639
Storm recovery surcharge	5,025		—		—		—	5,025
Electric customer credits	(6,992)		—		—		—	(6,992)
Total retail revenue	880,925		—		—		—	880,925
Wholesale, net	245,231	(1)	370,489	(2)	(7,260)	(3)	—	608,460
Transmission, net	46,244		57,281		—		(7,388)	96,137
Other	16,285		—		1		—	16,286
Affiliate (4)	4,744		—		82,728		(87,472)	—
Total revenue from contracts with customers	1,193,429		427,770		75,469		(94,860)	1,601,808
Revenue unrelated to contracts with customers
Other	12,715	(5)	54,616	(6)	4		—	67,335
Total revenue unrelated to contracts with customers	12,715		54,616		4		—	67,335
Operating revenue, net	$1,206,144		$482,386		$75,473		$(94,860)	$1,669,143
(1) Includes fuel recovery revenue.
(2) Includes $(10.8) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Realized gains associated with FTRs.
(6) Includes $47.7 million in lease revenue related to the Cottonwood Sale Leaseback and $6.9 million of deferred lease revenue amortization.

	FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$348,918		$—		$—		$—	$348,918
Commercial (1)	214,129		—		—		—	214,129
Industrial (1)	119,497		—		—		—	119,497
Other retail (1)	11,925		—		—		—	11,925
Electric customer credits	(40,794)		—		—		—	(40,794)
Total retail revenue	653,675		—		—		—	653,675
Wholesale, net	182,769	(1)	300,415	(2)	(7,260)	(3)	—	475,924
Transmission, net	44,530	(4)	46,733	(5)	—		(5,752)	85,511
Other	13,509		—		—		(1)	13,508
Affiliate (6)	4,259		—		85,392		(89,651)	—
Total revenue from contracts with customers	898,742		347,148		78,132		(95,404)	1,228,618
Revenue unrelated to contracts with customers
Other	9,953	(7)	52,362	(8)	4		—	62,319
Total revenue unrelated to contracts with customers	9,953		52,362		4		—	62,319
Operating revenue, net	$908,695		$399,510		$78,136		$(95,404)	$1,290,937
(1) Includes fuel recovery revenue.
(2) Includes $(10.0) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes $0.4 million of electric customer credits.
(5) Includes $0.2 million of electric customer credits.
(6) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(7) Realized gains associated with FTRs.
(8) Includes $45.4 million in lease revenue related to the Cottonwood Sale Leaseback and $6.9 million of deferred lease revenue amortization.
Cleco and Cleco Power have unsatisfied performance obligations under contracts with cooperatives and municipalities with remaining durations ranging between 1 and 12 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At September 30, 2022, Cleco and Cleco Power had $232.4 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Regulatory assets
Acadia Unit 1 acquisition costs	$1,834	$1,913	17.25
Accumulated deferred fuel (1)	81,928	56,826	Various
Affordability study	12,060	13,094	8.75
AFUDC equity gross-up	64,251	66,574	Various	(2)
AMI deferred revenue requirement	1,636	2,045	3.5
AROs (1)(8)	16,653	15,141
Bayou Vista to Segura transmission project deferred revenue requirement	3,765	1,392	0.75
Coughlin transaction costs	823	845	26.75
COVID-19 executive order (8)	2,953	2,953
Deferred storm restoration costs - Hurricane Delta (6)	21	17,113
Deferred storm restoration costs - Hurricane Ida (7)	9,350	37,617
Deferred storm restoration costs - Hurricane Laura (6)	90	54,282
Deferred storm restoration costs - Hurricane Zeta (6)	2	3,296
Deferred storm restoration costs - Winter Storms Uri & Viola	—	1,912
Dolet Hills Power Station closure costs (8)	147,021	145,844
Energy efficiency	588	1,645	0.5
Financing costs (1)	6,549	6,826	Various	(3)
Interest costs	3,272	3,459	Various	(2)
Lignite Mine closure costs (8)	136,071	136,980
Madison Unit 3 property taxes (9)	13,028	8,362
Non-service cost of postretirement benefits	14,472	12,950	Various	(2)
Other assets	8,792	11,224	Various
Postretirement costs	108,524	117,773	Various	(4)
Production operations and maintenance expenses	9,017	11,058	Various	(5)
Rodemacher Unit 2 deferred costs (8)	11,210	6,931
St. Mary Clean Energy Center	8,607	6,089	2.75
Training costs	5,813	5,929	37.25
Tree trimming costs	7,056	9,092	2.5
Total regulatory assets	675,386	759,165
Regulatory liabilities
Deferred taxes, net	(49,099)	(95,544)	Various
Storm reserves	(118,002)	—
Total regulatory liabilities	(167,101)	(95,544)
Total regulatory assets, net	$508,285	$663,621
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at September 30, 2022, and December 31, 2021, respectively. All other assets are earning a return on investment.
(2) Amortized over the estimated lives of the respective assets.
(3) Amortized over the terms of the related debt issuances.
(4) Amortized over the average service life of the remaining plan participants.
(5) Deferral is recovered over the following three-year regulatory period.
(6) From June 1, 2021, through August 31, 2022, these were being recovered through the interim storm recovery rate. For more information, see Note 17 — “Storm Securitization and Cost Recovery.”
(7) Currently not in a recovery period. The balance remaining represents amounts under a prudency review by the LPSC.
(8) Currently not in a recovery period.
(9) Property taxes paid for the year ended December 31, 2021, are being recovered over 12 months beginning July 1, 2022.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Total Cleco Power regulatory assets, net	$508,285	$663,621
2016 Merger adjustments *
Fair value of long-term debt	106,599	112,150
Postretirement costs	11,933	13,424
Financing costs	6,990	7,248
Debt issuance costs	4,671	4,920
Total Cleco regulatory assets, net	$638,478	$801,363
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
On June 22, 2022, through Cleco Securitization I, Cleco Power completed a securitized financing of Storm Recovery Property, which included the previously mentioned storm restoration costs that were deferred as regulatory assets. In connection with that securitization financing, Cleco Securitization I used the net proceeds from its issuance of storm recovery bonds to purchase the Storm Recovery Property from Cleco Power. Prior to September 1, 2022, the costs for Hurricanes Laura, Delta, and Zeta were recovered through the interim storm recovery rate. The balances remaining at September 30, 2022, for Hurricanes Laura, Delta, and Zeta are due to the timing of collections of the interim storm rate and are expected to be funded by the storm reserve in the first quarter of 2023. The costs remaining at September 30, 2022, for Hurricane Ida are currently under a prudency review by the LPSC. Cleco Power is unable to determine the outcome or timing of such review. For more information on the storm securitization financing, see Note 17 — “Storm Securitization and Cost Recovery.”

Storm Reserves
On June 22, 2022, in conjunction with the storm securitization financing and pursuant to the financing order issued by the LPSC on April 1, 2022, newly funded storm reserves for future storm restoration costs and Hurricane Ida storm restoration costs were established. Upon securitization, Cleco Power withdrew $79.6 million from the LPSC approved Hurricane Ida storm reserve. At September 30, 2022, Cleco Power had a balance of $15.4 million related to the Hurricane Ida storm reserve, with the current portion of $9.4 million in Other current liabilities on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. The current portion represents those deferred storm costs recorded in the related Hurricane Ida regulatory asset that are currently under a prudency review by the LPSC. At September 30, 2022, Cleco Power had a storm reserve balance of $102.6 million for future storm restoration costs.

St. Mary Clean Energy Center
Cleco Power has a regulatory asset for the revenue requirements related to the planning and construction costs incurred for the St. Mary Clean Energy Center. On September 21, 2022, the LPSC approved a settlement disallowing recovery of $15.0 million, which resulted in a $13.8 million impairment charge and a reduction of the associated property, plant, and equipment net book value. The approved settlement also included refunding $10.4 million to Cleco Power’s retail customers. As a result, a regulatory asset of $3.8 million was recognized for the incurred refund liability for retail revenues that will continue to be collected until Cleco Power’s current base rates are reset in its next rate case, which is expected on July 1, 2024. At September 30, 2022, the St. Mary Clean Energy Center regulatory asset consisted of $4.8 million for the original revenue requirement included in current base rates and $3.8 million for the incurred refund liability. On October 1, 2022, Cleco Power began amortizing the $3.8 million regulatory asset to Electric customer credits on its Condensed Consolidated Statement of Income as amounts are collected from customers. For more information on the settlement and disallowance, see Note — 11 “Regulation and Rates — St. Mary Clean Energy Center” and Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

Note 6 — Fair Value Accounting and Financial Instruments
The amounts reflected on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2022, and December 31, 2021, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT SEPT. 30, 2022		AT DEC. 31, 2021
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,577,030	$3,284,781	$3,482,405	$3,752,220
* The carrying value of long-term debt does not include deferred issuance costs of $16.9 million at
September 30, 2022, and $13.2 million at December 31, 2021.

Cleco Power
	AT SEPT. 30, 2022		AT DEC. 31, 2021
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,920,431	$1,864,342	$1,820,254	$2,085,944
* The carrying value of long-term debt does not include deferred issuance costs of $12.6 million at
September 30, 2022, and $7.9 million at December 31, 2021.

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
long-term debt is classified as Level 2 in the fair value hierarchy.

Fair Value Measurements and Disclosures
Cleco utilizes a mark-to-market approach recognizing changes in the fair value of FTRs and commodity derivatives at Cleco Cajun in earnings and changes in the fair value of FTRs at Cleco Power as a component of deferred fuel assets and liabilities. Therefore, Cleco elects not to apply hedge accounting, as allowed by accounting guidance, to its commodity-related derivatives. Cleco classifies assets and liabilities that are measured at their fair value according to three different levels depending on the inputs used in determining fair value. Cleco utilizes different valuation techniques for fair value measurements under a fair value hierarchy. Assets and liabilities classified as Level 1 under the hierarchy utilize observable inputs that reflect quotable prices in active markets. Assets and liabilities classified as Level 2 are measured through proxy inputs of similar index or composite pricing. Assets and liabilities classified as Level 3 under the hierarchy are valued based on unobservable inputs, such as internally generated valuation models or valuations obtained in inactive markets where there is no readily available information. Cleco has consistently applied the Level 2 and Level 3 fair value techniques from fiscal period to fiscal period. Significant increases or decreases in any of those inputs in isolation would result in a significantly different fair value measurement. The assets and liabilities reported at fair value are grouped into classes based on the underlying nature and risks associated with the individual asset or liability. During the nine months ended September 30, 2022, and the year ended December 31, 2021, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.
The following tables disclose for Cleco and Cleco Power the fair value of financial assets and liabilities measured on a recurring basis. These amounts are presented on a gross basis before consideration of amounts netted under master netting agreements and the application of collateral received or paid:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Money market funds	$218,259	$218,259	$—	$—	$145,033	$145,033	$—	$—
FTRs	5,977	—	—	5,977	6,977	—	—	6,977
Natural gas derivatives*	166,226	—	166,226	—	87,464	—	87,464	—
Total assets	$390,462	$218,259	$166,226	$5,977	$239,474	$145,033	$87,464	$6,977
Liability description
FTRs	$3,982	$—	$—	$3,982	$834	$—	$—	$834
Natural gas derivatives*	977	—	977	—	—	—	—	—
Total liabilities	$4,959	$—	$977	$3,982	$834	$—	$—	$834
* Natural gas derivatives include fixed price physical forwards and swap transactions.

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Money market funds	$151,637	$151,637	$—	$—	$82,411	$82,411	$—	$—
FTRs	5,195	—	—	5,195	5,515	—	—	5,515
Total assets	$156,832	$151,637	$—	$5,195	$87,926	$82,411	$—	$5,515
Liability description
FTRs	$457	$—	$—	$457	$597	$—	$—	$597
Total liabilities*	$457	$—	$—	$457	$597	$—	$—	$597
* Cleco Power entered into natural gas derivatives during the three months ended September 30, 2022. Natural gas derivatives include swap transactions. Cleco Power had a current liability for natural gas derivatives at September 30, 2022, of less than $0.1 million.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Beginning balance	$4,682	$7,501	$6,143	$3,180
Unrealized gains (losses)*	1,821	3,955	(1,920)	18,861
Purchases	168	619	7,234	11,426
Settlements	(4,676)	(4,326)	(9,462)	(25,718)
Ending balance	$1,995	$7,749	$1,995	$7,749
* Cleco Power’s unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s Condensed Consolidated Balance Sheet. Cleco Cajun’s unrealized gains (losses) are reported through Purchased power on Cleco’s Condensed Consolidated Income Statement.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Beginning balance	$10,138	$5,990	$4,918	$3,216
Unrealized (losses) gains*	(1,363)	1,196	189	545
Purchases	168	619	7,037	9,236
Settlements	(4,205)	(3,107)	(7,406)	(8,299)
Ending balance	$4,738	$4,698	$4,738	$4,698
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco Power’s Condensed Consolidated Balance Sheet.

Cleco Power’s and Cleco Cajun’s FTRs are valued using MISO’s monthly auction prices. Forward seasonal periods are not included in every monthly auction; therefore, the average of the most recent seasonal auction prices is used for monthly valuation. FTRs are categorized as Level 3 fair value measurements because the only relevant value available comes from MISO auctions, which occur monthly in the Multi-Period Monthly Auction.
The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of September 30, 2022, and December 31, 2021:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2022	$5,977	$3,982	RTO auction pricing	FTR price - per MWh	$(14.33)	$18.50
FTRs at Dec. 31, 2021	$6,977	$834	RTO auction pricing	FTR price - per MWh	$(3.94)	$9.25

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2022	$5,195	$457	RTO auction pricing	FTR price - per MWh	$(6.64)	$18.50
FTRs at Dec. 31, 2021	$5,515	$597	RTO auction pricing	FTR price - per MWh	$(4.91)	$9.25

Concentrations of Credit Risk
At September 30, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. The following tables present the money market funds in cash and cash equivalents and restricted cash and cash equivalents as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2022, and December 31, 2021:

Cleco
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Cash and cash equivalents	$94,713	$145,011
Current restricted cash and cash equivalents	$14,902	$—
Non-current restricted cash and cash equivalents	$108,644	$22

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Cash and cash equivalents	$28,113	$82,411
Current restricted cash and cash equivalents	$14,902	$—
Non-current restricted cash and cash equivalents	$108,622	$—

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to incur replacement cost losses. Cleco enters into master agreements with counterparties that govern the risk of credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support or pay liquidated damages with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, changes in the amounts counterparties owe to Cleco, and any prenegotiated unsecured thresholds agreed to in the master contract. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Commodity Contracts
On Cleco’s Condensed Consolidated Balance Sheets, the fair value of amounts associated with Cleco Cajun’s derivative instruments are offset with related cash collateral balances with the same counterparty. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2022, and December 31, 2021:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT SEPT. 30, 2022
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CASH COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$5,977	$—	$5,977	$—	$5,977
Current	Energy risk management liabilities	(3,982)	—	(3,982)	—	(3,982)
Natural gas derivatives
Current	Energy risk management assets	105,206	(30,271)	74,935	(73,669)	1,266
Non-current	Energy risk management assets	97,982	(6,129)	91,853	(34,338)	57,515
Current	Energy risk management liabilities	(1,539)	—	(1,539)	—	(1,539)
Commodity-related contracts, net		$203,644	$(36,400)	$167,244	$(108,007)	$59,237
(1) Represents letters of credit by counterparties.

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31, 2021
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CONTRACT NETTING	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$6,977	$—	$6,977	$—	$6,977
Current	Energy risk management liabilities	(834)	—	(834)	—	(834)
Natural gas derivatives
Current	Energy risk management assets	37,061	(559)	36,502	(15,000)	21,502
Non-current	Energy risk management assets	50,962	—	50,962	—	50,962
Current	Energy risk management liabilities	(559)	559	—	—	—
Commodity-related contracts, net		$93,607	$—	$93,607	$(15,000)	$78,607
(1) Represents letters of credit by counterparties.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2022	AT DEC. 31, 2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$5,195	$5,515
Current	Energy risk management liabilities	(457)	(597)
Commodity-related contracts, net*		$4,738	$4,918
* Cleco Power entered into natural gas derivatives during the three months ended September 30, 2022. Cleco Power had a current liability for natural gas derivatives at September 30, 2022, of less than $0.1 million.
At September 30, 2022, cash collateral received from counterparties and held by Cleco was $36.4 million, of which
$30.3 million was netted against the current portion of Energy risk management assets on Cleco’s Condensed Consolidated Balance Sheet and $6.1 million was netted against the non-current portion of Energy risk management assets on Cleco’s Condensed Consolidated Balance Sheet. At December 31, 2021, there was no cash collateral posted with or received from counterparties that was netted on Cleco’s Condensed Consolidated Balance Sheet.
The following tables present the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022, and 2021:

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED SEPT. 30,			FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2022	2021		2022	2021
Commodity-related contracts
FTRs(1)	Electric operations	$5,297	$1,959		$12,960	$11,167
FTRs(1)	Purchased power	2,137	(770)	(2)	(7,829)	(9,742)	(2)
Natural gas derivatives	Fuel used for electric generation	84,377	107,687		250,264	165,584
Total(3)		$91,811	$108,876		$255,395	$167,009
(1) For the three and nine months ended September 30, 2022, unrealized (losses) gains associated with FTRs for Cleco Power of $(1.4) million and $0.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2021, unrealized gains associated with FTRs for Cleco Power of $1.2 million and $0.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) Prior year balance has been revised to correct errors that were immaterial, both quantitatively and qualitatively, for the three and nine months ended September 30, 2021.
(3) Cleco Power entered into natural gas derivatives during the three months ended September 30, 2022, and unrealized losses associated with natural gas derivatives of less than $0.1 million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2022	2021	2022	2021
Commodity-related contracts
FTRs(1)	Electric operations	$5,297	$1,959	$12,960	$11,167
FTRs(1)	Purchased power	$(2,575)	$(822)	$(5,658)	$(9,236)
Total (2)		$2,722	$1,137	$7,302	$1,931
(1) For the three and nine months ended September 30, 2022, unrealized (losses) gains associated with FTRs of $(1.4) million and $0.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2021, unrealized gains associated with FTRs of $1.2 million and $0.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) Cleco Power entered into natural gas derivatives during the three months ended September 30, 2022, and unrealized losses associated with natural gas derivatives of less than $0.1 million were reported through Accumulated deferred fuel on the balance sheet.
The following tables present the volume of commodity-related derivative contracts outstanding at September 30, 2022, and December 31, 2021, for Cleco and Cleco Power:

Cleco
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT SEPT. 30, 2022	AT DEC. 31, 2021
Commodity-related contracts
FTRs	MWh	23,678	14,055
Natural gas derivatives	MMBtus	91,710	109,306

Cleco Power
		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT SEPT. 30, 2022	AT DEC. 31, 2021
Commodity-related contracts
FTRs	MWh	14,642	8,899
Natural gas derivatives	MMBtus	1,860	—

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

Note 7 — Debt
At September 30, 2022, Cleco Holdings had $10.0 million of outstanding borrowings under its $175.0 million revolving credit facility at an all-in interest rate of 4.195%. At September 30, 2022, the borrowing costs for amounts drawn under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility.
In May 2022, Cleco Holdings’ $165.0 million senior notes due in May 2023 became due within one year. This amount is reflected in long-term debt due within one year on Cleco’s Condensed Consolidated Balance Sheet at September 30, 2022.
At September 30, 2022, Cleco Power had $77.0 million of outstanding borrowings under its $300.0 million revolving credit facility at a weighted average all-in interest rate of 4.33%. At September 30, 2022, the borrowing costs for amounts drawn under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility.
On June 22, 2022, Cleco Securitization I issued $425.0 million aggregate principal amount of its senior secured storm recovery bonds. The storm recovery bonds were issued in two tranches. One tranche of $125.0 million aggregate principal amount was issued with an interest rate of 4.016% and an expected weighted average life of 4.79 years. A second tranche of $300.0 million aggregate principal amount was issued with an interest rate of 4.646% and an expected weighted average life of 15 years. The bonds are governed by an indenture between Cleco Securitization I and the indenture trustee. The indenture contains certain covenants that restrict Cleco Securitization I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets. At September 30,
2022, $9.6 million of this newly issued debt was included in long-term debt due within one year on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. For more information on the storm securitization financing, see Note 17 — “Storm Securitization and Cost Recovery.”
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
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and nine months ended September 30, 2022, and 2021 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Components of periodic benefit costs
Service cost	$2,146	$2,629	$551	$629
Interest cost	4,960	4,667	371	317
Expected return on plan assets	(6,177)	(5,700)	—	—
Amortizations
Net loss	3,084	5,184	303	373
Net periodic benefit cost	$4,013	$6,780	$1,225	$1,319
Special/contractual termination benefits	—	3,270	—	—
Total benefit cost	$4,013	$10,050	$1,225	$1,319

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Components of periodic benefit costs
Service cost	$6,439	$7,887	$1,653	$1,819
Interest cost	14,881	14,001	1,113	962
Expected return on plan assets	(18,531)	(17,101)	—	—
Amortizations
Net loss	9,251	15,553	908	1,143
Net periodic benefit cost	$12,040	$20,340	$3,674	$3,924
Special/contractual termination benefits	—	3,270	—	—
Total benefit cost	$12,040	$23,610	$3,674	$3,924

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
Effective September 30, 2021, the pension plan was amended to offer an enhanced pension benefit to certain employees participating in the plan that elected to retire during a certain retirement window. Those certain employees who elected by September 30, 2021, to receive the enhanced pension benefits received a 10% increase in calculated pension benefits. This resulted in a special termination benefit cost for Cleco Power and Support Group of $2.4 million and $0.9 million, respectively, included as an expense of the pension plan.
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2022, was $0.8 million and $2.4 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2021, was $1.8 million and $3.6 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022, was $1.1 million and $3.3 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021, was $1.2 million and $3.6 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at September 30, 2022, and December 31, 2021, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Current	$5,181	$5,181
Non-current	$48,829	$50,093

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Current	$4,432	$4,432
Non-current	$38,344	$39,315

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and nine months ended September 30, 2022, and 2021 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Components of periodic benefit costs
Service cost	$57	$59	$170	$174
Interest cost	670	634	2,009	1,903
Amortizations
Prior period service credit	(54)	(54)	(161)	(161)
Net loss	262	307	787	921
Net periodic benefit cost	$935	$946	$2,805	$2,837

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022, was $0.1 million and $0.4 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021, was $0.1 million and $0.4 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2022, and December 31, 2021, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Current	$4,654	$4,654
Non-current	$86,210	$88,523

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Current	$679	$679
Non-current	$12,546	$12,909
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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
expense for the three and nine months ended September 30, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
401(k) Plan expense	$2,180	$2,512	$6,602	$7,391

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2022, and 2021 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
401(k) Plan expense	$985	$1,185	$3,154	$3,511

Effective September 30, 2021, the 401(k) plan was amended to offer an enhanced 401(k) benefit to certain employees participating in the plan that elected to retire during a certain retirement window. Those certain employees who elected by September 30, 2021, to receive the enhanced 401(k) benefits received a one-time contribution up to 30% of the employee’s 2021 base salary in accordance with IRS contribution limits. This resulted in a one-time benefit cost of $0.2 million included as an expense of the 401(k) plan.

Note 9 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates for Cleco and Cleco Power for the three and nine months ended September 30, 2022, and 2021:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2022	2021	2022	2021
Effective tax rate	7.6%	20.3%	11.6%	12.4%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2022	2021	2022	2021
Effective tax rate	4.4%	1.0%	4.1%	(0.2)%

For Cleco, the effective income tax rates for the three and nine months ended September 30, 2022, were different than the federal statutory rate primarily due to an adjustment to record tax expense at the projected annual effective tax rate largely caused by mark-to-market gains on Cleco Cajun’s gas-related derivatives, the amortization of excess ADIT, the flow through of state tax benefits, adjustments for tax returns as filed, permanent deductions, and state tax expense.
For Cleco Power, the effective income tax rates for the three and nine months ended September 30, 2022, were different than the federal statutory rate primarily due to the adjustment to record tax expense at the projected annual effective tax rate, the amortization of excess ADIT, the flow through of state tax benefits, adjustments for tax returns as filed, and state tax expense.
For Cleco and Cleco Power, the effective income tax rates for the three and nine months ended September 30, 2021, were different than the federal statutory rate primarily due to the flow through of tax benefits, including AFUDC; the amortization of excess ADIT; adjustment to record tax expense at the projected annual effective tax rate; adjustments for tax returns as filed; and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three and nine months ended September 30, 2022, and 2021, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At September 30, 2022, and December 31, 2021, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2019, 2020, and 2021, the IRS has completed its review of tax year 2019, and this tax return was filed consistent with the IRS’s review. The IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2020 and 2021 tax years. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The IRS has accepted Cleco’s application for the Compliance Assurance Process for the 2022 tax year.
The state income tax years 2019, 2020, and 2021 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three and nine months ended September 30, 2022, and 2021, no penalties were recognized.

CARES Act
In March 2020, the CARES Act was signed into law. The CARES Act includes tax relief provisions such as an alternative minimum tax credit refund, a five-year net operating loss carryback from years 2018 through 2020, and deferred payments of employer payroll taxes.
At September 30, 2022, Cleco and Cleco Power had $3.0 million and $1.8 million, respectively, deferred in employer payroll tax payments for the period March 27, 2020, through December 31, 2020, which will be paid by December 31, 2022.

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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

Segment Information for the Three Months Ended Sept. 30,
2022 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$481,153	$140,767		$621,920
Other operations	24,757	39,573		64,330
Affiliate revenue	1,657	—		1,657
Electric customer credits	(6,728)	—		(6,728)
Operating revenue, net	$500,839	$180,340		$681,179
Net income	$40,733	$39,741		$80,474
Add: Depreciation and amortization	44,368	13,336	(1)	57,704
Less: Interest income	1,726	472		2,198
Add: Interest charges	23,840	219		24,059
Add: Federal and state income tax expense	1,862	14,461		16,323
EBITDA	$109,077	$67,285		$176,362
(1) Includes $3.6 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2022 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$621,920	$(2,420)		$—	$619,500
Other operations	64,330	1		(2,560)	61,771
Affiliate revenue	1,657	29,583		(31,240)	—
Electric customer credits	(6,728)	—		—	(6,728)
Operating revenue, net	$681,179	$27,164		$(33,800)	$674,543
Depreciation and amortization	$57,704	$4,375	(1)	$—	$62,079
Interest income	$2,198	$58		$(18)	$2,238
Interest charges	$24,059	$15,850		$(19)	$39,890
Federal and state income tax expense (benefit)	$16,323	$(10,712)		$—	$5,611
Net income (loss)	$80,474	$(12,103)		$1	$68,372
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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$464,584	$(2,420)		$—	$462,164
Other operations	57,937	1		(2,217)	55,721
Affiliate revenue	1,380	32,116		(33,496)	—
Electric customer credits	(691)	—		—	(691)
Operating revenue, net	$523,210	$29,697		$(35,713)	$517,194
Depreciation and amortization	$56,149	$8,189	(1)	$—	$64,338
Interest income	$940	$43		$(42)	$941
Interest charges	$19,626	$15,044		$(41)	$34,629
Federal and state income tax expense (benefit)	$30,436	$133		$—	$30,569
Net income (loss)	$143,305	$(23,396)		$1	$119,910
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

Segment Information for the Nine Months Ended Sept. 30,
2022 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$1,145,864	$370,489		$1,516,353
Other operations	62,528	111,897		174,425
Affiliate revenue	4,744	—		4,744
Electric customer credits	(6,992)	—		(6,992)
Operating revenue, net	$1,206,144	$482,386		$1,688,530
Net income	$134,462	$132,190		$266,652
Add: Depreciation and amortization	133,907	59,734	(2)	193,641
Less: Interest income	3,501	661		4,162
Add: Interest charges	63,947	253		64,200
Add: Federal and state income tax expense	5,800	47,136		52,936
EBITDA	$334,615	$238,652		$573,267
Additions to property, plant, and equipment	$139,726	$4,844		$144,570
Equity investment in investees (1)	$2,072	$—		$2,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,950,548	$1,110,338		$8,060,886
(1) Balances as of September 30, 2022.
(2) Includes $10.8 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.9) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2022 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,516,353	$(7,260)		$—	$1,509,093
Other operations	174,425	5		(7,388)	167,042
Affiliate revenue	4,744	82,728		(87,472)	—
Electric customer credits	(6,992)	—		—	(6,992)
Operating revenue, net	$1,688,530	$75,473		$(94,860)	$1,669,143
Depreciation and amortization	$193,641	$13,127	(2)	$(1)	$206,767
Interest income	$4,162	$141		$(67)	$4,236
Interest charges	$64,200	$45,684		$(66)	$109,818
Federal and state income tax expense (benefit)	$52,936	$(23,384)		$(1)	$29,551
Net income (loss)	$266,652	$(41,173)		$—	$225,479
Additions to property, plant, and equipment	$144,570	$944		$—	$145,514
Equity investment in investees (1)	$2,072	$(305,348)		$305,348	$2,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$8,060,886	$248,847		$174,788	$8,484,521
(1) Balances as of September 30, 2022. (2) Includes $7.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

2021 (THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$887,191	$300,415		$1,187,606
Other operations	57,674	98,851		156,525
Affiliate revenue	4,259	—		4,259
Electric customer credits	(40,429)	244		(40,185)
Operating revenue, net	$908,695	$399,510		$1,308,205
Net income	$102,407	$153,719		$256,126
Add: Depreciation and amortization	126,534	36,614	(2)	163,148
Less: Interest income	2,404	10		2,414
Add: Interest charges	55,392	786		56,178
Add: Federal and state income tax (benefit) expense	(219)	52,561		52,342
EBITDA	$281,710	$243,670		$525,380
Additions to property, plant, and equipment	$200,237	$5,904		$206,141
Equity investment in investees (1)	$2,072	$—		$2,072
Goodwill (1)	$1,490,797	$—		$1,490,797
Total segment assets (1)	$6,620,298	$1,104,090		$7,724,388
(1) Balances as of December 31, 2021.
(2) Includes $10.0 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.9) million deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

2021 (THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,187,606	$(7,260)		$(1)	$1,180,345
Other operations	156,525	4		(5,752)	150,777
Affiliate revenue	4,259	85,392		(89,651)	—
Electric customer credits	(40,185)	—		—	(40,185)
Operating revenue, net	$1,308,205	$78,136		$(95,404)	$1,290,937
Depreciation and amortization	$163,148	$17,052	(2)	$(1)	$180,199
Interest income	$2,414	$100		$(98)	$2,416
Interest charges	$56,178	$45,732		$(98)	$101,812
Federal and state income tax expense (benefit)	$52,342	$(21,357)		$—	$30,985
Net income (loss)	$256,126	$(37,068)		$1	$219,059
Additions to property, plant, and equipment	$206,141	$1,116		$—	$207,257
Equity investment in investees (1)	$2,072	$(46,901)		$46,901	$2,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$7,724,388	$619,101		$(218,471)	$8,125,018
(1) Balances as of December 31, 2021. (2) Includes $7.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Net income	$68,372	$119,910	$225,479	$219,059
Add: Depreciation and amortization	62,079	64,338	206,767	180,199
Less: Interest income	2,238	941	4,236	2,416
Add: Interest charges	39,890	34,629	109,818	101,812
Add: Federal and state income tax expense	5,611	30,569	29,551	30,985
Add: Other corporate costs and noncash items (1)	2,648	71	5,888	(4,259)
Total segment EBITDA	$176,362	$248,576	$573,267	$525,380
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

Note 11 — Regulation and Rates

Regulatory Refunds
Provision for rate refund on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets consisted primarily of the following:

(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Cleco Katrina/Rita storm recovery charges	$—	$1,611
FRP	$95	$1,229
Site-specific industrial customer	$752	$833
St. Mary Clean Energy Center	$10,400	$—
TCJA	$2,057	$2,057

Cleco Katrina/Rita Storm Recovery Charges
Prior to the repayment of the Cleco Katrina/Rita storm recovery bonds in March 2020, Cleco Katrina/Rita had the right to bill and collect storm restoration costs from Cleco Power’s customers to pay administrative fees, interest, and principal on the Cleco Katrina/Rita storm recovery bonds. In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power. In September 2022, $1.6 million was refunded to retail customers in the form of bill credits as approved by the LPSC on July 27, 2022.

FRP
Prior to July 1, 2021, Cleco Power’s annual retail earnings were subject to an FRP established by the LPSC in June 2014. The 2014 FRP allowed Cleco Power to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, were required to be refunded to customers. On June 16, 2021, the LPSC approved Cleco Power’s new FRP. Effective July 1, 2021, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. A monitoring report was filed on October 31, 2022, for the 12 months ending June 30, 2022, indicating no refund was due. Cleco Power’s next base rate case is expected to be filed with the LPSC on or before March 31, 2023.
Cleco Power continued to accrue the annual cost of service savings resulting from the 2016 Merger Commitments through June 30, 2021. Beginning July 1, 2021, the annual cost of service savings are included in Cleco Power’s retail rate plan. Cleco Power had $1.2 million accrued for the period July 1, 2020, through June 30, 2021, which was refunded to customers in September 2022.

St. Mary Clean Energy Center
In August 2019, the St. Mary Clean Energy Center was placed in service. The planning and construction costs for this facility are currently being recovered through Cleco Power’s base rates and were subject to a prudency review by the LPSC. On September 21, 2022, the LPSC approved a settlement disallowing recovery of $15.0 million of those costs, which resulted in a $13.8 million impairment charge and a reduction of the associated property, plant, and equipment net book value. The approved settlement also included refunding $10.4 million to Cleco Power’s retail customers, which was given back to customers as bill credits in October 2022. At September 30, 2022, the total $10.4 million refund liability consisted of $6.6 million for costs recovered in periods prior to September 30, 2022, and $3.8 million for costs to be recovered from October 1, 2022, until Cleco Power’s base rates reset in its next rate case, which is expected to be on July 1, 2024. For more information about the settlement and disallowance, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

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
In 2020 and as a result of the delay in the rate case, the LPSC approved Cleco Power’s extension of the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through June 30, 2021. The $7.0 million monthly refund consisted of approximately $4.4 million, which was to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At September 30, 2022, Cleco Power had $2.1 million accrued for the remaining balance of federal tax-related benefits from the TCJA.
On June 16, 2021, the LPSC approved Cleco Power’s retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers continued receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At September 30, 2022, Cleco Power had $267.7 million accrued for the excess ADIT, of which $44.1 million is reflected in current regulatory liabilities.

System Support Resource (SSR)
In April 2017, MISO designated Teche Unit 3 as an SSR unit until such time that an appropriate alternative solution could be implemented to mitigate system reliability issues. While

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2022
Restricted cash - current	$5,552
Accounts Receivable - affiliate	$3,724
Intangible asset - securitization	$415,946
Long-term debt due within one year	$9,574
Accounts Payable - affiliate	$85
Interest accrued	$5,213
Long-term debt, net	$408,622
Member’s equity	$1,728

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Operating revenue	$5,025	$—	$5,025	$—
Operating expenses	90	—	90	—
Interest income	10	—	10	—
Interest charges, net	4,861	—	5,342	—
Income before taxes	$84	$—	$(397)	$—

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2022, consisted of its equity investment of $2.1 million.
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

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Oxbow’s net assets/liabilities	$4,145	$4,145
Cleco Power’s 50% equity	$2,072	$2,072
Cleco Power’s maximum exposure to loss	$2,072	$2,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Operating revenue	$65	$1,486	$215	$5,113
Operating expenses	65	1,486	215	5,113
Income before taxes	$—	$—	$—	$—

Prior to June 30, 2020, DHLC mined lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves were intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC billed Cleco Power its proportionate share

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The 12th Judicial District Court denied Cleco’s exception in December 2015, after considering briefs and arguments. In January 2016, Cleco appealed the 12th Judicial District Court’s denial of its exception by filing with the Third Circuit Court of Appeal. In June 2016, the Third Circuit Court of Appeal denied the request to have the case dismissed. In July 2016, Cleco filed a writ to the Louisiana Supreme Court seeking a review of the 12th Judicial District Court’s denial of Cleco’s exception. In November 2016, the Louisiana Supreme Court denied Cleco’s writ application.
In February 2016, the parties agreed to a stay of all proceedings pending discussions concerning settlement. In May 2016, the 12th Judicial District Court lifted the stay at the request of Gulf Coast. The parties are currently participating in discovery.
Diversified Lands loaned $2.0 million to Gulf Coast for the Bunkie Project. The loan was secured by a mortgage on the Bunkie Project site. Diversified Lands foreclosed on the Bunkie property in February 2020 and has also asserted claims personally against the former owner of Gulf Coast. These claims are based on contracts and credit documents executed by Gulf Coast, the obligations and performance of which were personally guaranteed by the former owner of Gulf Coast. Diversified Lands is seeking recovery of the indebtedness still owed by Gulf Coast to Diversified Lands following the February 2020 foreclosure, which action has been consolidated with the litigation filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana. Discovery is ongoing and no trial date has been set.
Cleco believes the allegations of the petition are contradicted by the written documents executed by Gulf Coast, are otherwise without merit, and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

Dispute with Saulsbury Industries
In October 2018, Cleco Power sued Saulsbury Industries, Inc., the former general contractor for the St. Mary Clean Energy Center project, seeking damages for Saulsbury Industries, Inc.’s failure to complete the St. Mary Clean Energy Center project on time and for costs incurred by Cleco Power in hiring a replacement general contractor. The action was filed in the Ninth Judicial District Court for Rapides Parish. Saulsbury Industries, Inc. removed the case to the U.S. District Court for the Western District of Louisiana, on March 1, 2019. On September 14, 2020, Cabot Corporation was allowed to join the case pending in the Ninth Judicial District Court for Rapides Parish.
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
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish. Saulsbury Industries, Inc. asserted the same claim as the Western District litigation and further asserts claims for payment on an open account. On December 9, 2019, Cleco moved to stay the case, arguing that the Rapides Parish suit should proceed. On February 14, 2020, the court granted Cleco’s motion, which stay order remains in place until lifted. The 16th Judicial District Court for the St. Mary Parish case held a hearing on October 16, 2020, and the judge granted Cleco’s declinatory exceptions of lis pendens. Thus, the St. Mary’s Parish case has been dismissed. Saulsbury appealed this decision.
On May 17, 2022, the Court of Appeal, First Circuit, ruled in favor of Cleco and affirmed the decision of the 16th Judicial District Court for St. Mary Parish with respect to Cleco. However, the First Circuit Court reversed the 16th Judicial District Court for St. Mary Parish’s decision dismissing Cabot Corporation from the St. Mary Parish case. All parties filed applications for rehearing, which were denied on June 29, 2022.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
Cabot Corporation applied for review by the Louisiana Supreme Court of the portion of the First Circuit Court's ruling that denied Cabot Corporation’s exception seeking dismissal from the St. Mary Parish litigation. On November 1, 2022, the Louisiana Supreme Court rendered a decision in favor of Cabot Corporation. The Louisiana Supreme Court’s decision reversed the First Circuit Court’s decision and reinstated the decision of the 16th Judicial District Court granting Cabot Corporation’s declinatory exceptions of lis pendens. The St. Mary Parish case has been dismissed in full.
The Rapides Parish case remains stayed until the stay is lifted by further order of the Rapides Parish Court.

LPSC Audits and Reviews

Fuel Audits
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. The LPSC FAC General Order issued in November 1997, in Docket No. U-21497 provides that an audit of FAC filings will be performed at least every other year. In March 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit is $565.8 million. Management expects the LPSC to approve the audit report by the end of 2022. Cleco Power has FAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

Prudency Reviews

Lignite Mine Closure Costs
Cleco Power is seeking recovery for deferred fuel and other mine-related closure costs. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. Cleco Power believes these costs are prudent and recoverable. However, initial testimony by the LPSC Staff advisors filed in August 2022 indicates disagreement with the prudency of these incurred costs. Cleco Power filed rebuttal testimony on September 23, 2022, rebutting the LPSC Staff’s accusations of the lignite mining agreement not being approved by the LPSC, the prudency of the costs incurred, and the recoverability of such costs. A hearing date is expected in the second quarter of 2023. Due to the nature and timing of the regulatory process, Cleco Power is currently unable to determine if any portion of the incurred costs will be disallowed for recovery.

St. Mary Clean Energy Center
In August 2019, the St. Mary Clean Energy Center was placed in service. The St. Mary Clean Energy Center is a partnership with Cabot Corporation, whereby Cleco Power generates power through waste heat recovered from Cabot Corporation’s carbon black manufacturing process. The planning and

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
construction costs incurred for this facility are currently being recovered through Cleco Power’s base rates and were subject to a prudency review by the LPSC. On September 21, 2022, the LPSC approved a settlement disallowing recovery of $15.0 million, which resulted in a $13.8 million impairment charge and a reduction of the associated property, plant, and equipment net book value. The impairment charge is recorded in Regulatory disallowance on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The settlement also resulted in a refund to Cleco Power’s retail customers totaling $10.4 million, which was given back to customers as bill credits in October 2022. The $10.4 million refund liability consists of $6.6 million for costs recovered in periods prior to September 30, 2022, and $3.8 million for costs to be recovered from October 1, 2022, until Cleco Power’s base rates reset in its next rate case, which is expected to be on July 1, 2024. The total refund is reflected as a liability in Provision for refund on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets, with $6.6 million reflected in Electric customer credits on Cleco’s and Cleco Power’s Statements of Income and $3.8 million reflected in Regulatory assets on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

South Central Generating
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. As of September 30, 2022, management estimates potential losses to be $1.5 million with respect to one of these matters. Management is unable to estimate any potential losses Cleco Cajun may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2022, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $8.3 million and has accrued this amount.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for the reclamation of land used in DHLC’s mining operations prior to its termination of such operations or in support of such mining operations, and the fulfillment of DHLC’s mine closing and environmental obligations under its mining plan. As of September 30, 2022, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations before their incurrence but cannot unreasonably withhold approval thereof. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
In April 2020, Cleco Power and SWEPCO mutually agreed to not develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
and approval. As of June 30, 2020, all lignite reserves intended to be extracted from the mines had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine costs in fuel and related ratemaking treatment. For more information on the joint filing, see “— Risks and Uncertainties.” For information on the LPSC prudency review associated with the mine closure costs, see “— LPSC Audits and Reviews — Prudency Reviews — Lignite Mine Closure Costs.”
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
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The CCR Rule established extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule in the Federal Register that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final CCR Rule. During 2021, additional information was submitted to the Louisiana Department of Environmental Quality to revise and update Cleco Power’s compliance strategy. On January 11, 2022, Cleco Power and Cleco Cajun received communication from the EPA that the demonstrations have been deemed complete. However, the demonstrations are still subject to EPA approval based on pending technical reviews. At September 30, 2022, Cleco and Cleco Power had AROs of $73.5 million and $21.0 million, respectively. At December 31, 2021, Cleco and Cleco Power had AROs of $74.3 million and $23.0 million, respectively.
As part of the Cleco Cajun Transaction, NRG agreed to indemnify Cleco for environmental costs up to $25.0 million associated with the CCR rule. At September 30, 2022, Cleco Cajun had indemnification assets totaling $22.6 million. The current portion of the indemnification asset of $1.1 million is reflected in Other current assets and the non-current portion of $21.5 million is reflected in Other deferred charges on Cleco’s Condensed Consolidated Balance Sheet. The indemnification asset is expected to be collected as closure costs are incurred.

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
At September 30, 2022, Cleco Power had $147.0 million deferred as a regulatory asset for stranded costs related to the Dolet Hills Power Station retirement. These costs are currently under a prudency review by the LPSC. Pending the outcome of the prudency review and under the terms of this new law, Cleco Power intends to seek a financing order in 2023 to securitize these stranded Dolet Hills Power Station closure costs.
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. This filing also requested to include and defer certain accelerated mine closing costs in fuel and related rate-making treatment. Cleco Power has responded to several data requests related to the joint filing.
The expected early closure of the mines resulted in increased lignite costs. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for certain lignite costs that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs related to the closure of the mine. At September 30, 2022, Cleco Power had a regulatory asset of $136.1 million for deferred fuel and mine-related closure costs, which was included in the application filed on January 31, 2022. These costs are also under a prudency review by the

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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

Note 14 — Affiliate Transactions
At September 30, 2022, Cleco Holdings had an affiliate receivable of $13.1 million, primarily for estimated income taxes paid on behalf of Cleco Group. At December 31, 2021, Cleco Holdings had an affiliate receivable of $3.0 million primarily for franchise taxes paid on behalf of Cleco Group. At September 30, 2022, and December 31, 2021, Cleco Holdings had an affiliate payable of $13.1 million and $51.3 million, respectively, to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2022		AT DEC. 31, 2021
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$8	$1,029	$10,347	$59,627
Support Group	1,255	9,806	2,473	10,038
Cleco Cajun	1,223	2	792	64
Total	$2,486	$10,837	$13,612	$69,729
Of the affiliate payable balance at December 31, 2021, Cleco Power had $59.4 million payable to Cleco Holdings for the settlement of income taxes.

Note 15 — Intangible Assets, Intangible Liabilities, and Goodwill

Securitized Intangible
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power in the amount of $415.9 million. The Storm Recovery Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. This securitized intangible asset will be amortized over the estimated periods needed to collect the required amounts from Cleco Power’s customers to service Cleco Securitization I’s storm recovery bonds, currently estimated through September 2044. There was no amortization during the current period because collections from Cleco Power’s customers were allocated to expenses that take priority to the storm recovery bonds as allowed by the storm recovery bond indenture. At the end of its life, this securitized intangible asset will have no residual value. For additional information on Cleco Power’s storm costs and the securitization financing, see Note 5 — “Regulatory Assets and Liabilities,” Note 7 — “Debt,” and Note 17 — “Storm Securitization and Cost Recovery.”

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
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of a finite intangible asset relating to the Cleco Power trade name. In August 2021, a wholesale customer that is currently under contract with Cleco Power through March 31, 2024, informed Cleco Power that it was not selected through its request for proposal process as a provider of load after the first quarter of 2024. Cleco considered this to be a triggering event and determined that the carrying value of the trade name intangible asset may not be recoverable. Therefore, a valuation of the Cleco Power trade name was conducted to test for impairment. A discounted cash flow model utilizing an estimated weighted average cost of capital of 8% was used to determine the fair value of the Cleco Power trade name. As a result, Cleco determined that the fair value of the Cleco Power trade name was less than its carrying value and an impairment of $3.8 million was recognized reducing the carrying value to zero at September 30, 2021.
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
The following table presents Cleco’s amortization of other intangible assets and liabilities included in its Condensed Consolidated Income Statements:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	2022	2021
Intangible assets
Trade name	$—	$3,770	$—	$3,897
Power supply agreements	$6,400	$6,400	$19,200	$19,200
Intangible liabilities
LTSA	$871	$871	$2,613	$2,613
Power supply agreements	$389	$389	$1,168	$1,989

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
The following table summarizes the balance of other intangible assets and liabilities subject to amortization for Cleco included in its Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT SEPT. 30, 2022	AT DEC. 31, 2021
Intangible assets
Power supply agreements	$184,004	$184,004
Total intangible assets carrying amount	184,004	184,004
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liability carrying amount	38,300	38,300
Net intangible assets carrying amount	145,704	145,704
Accumulated amortization	(97,885)	(82,466)
Net intangible assets subject to amortization	$47,819	$63,238

Goodwill
On April 13, 2016, in connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion. Management assigned the recognized goodwill to the Cleco Power reporting unit. Goodwill is required to be tested for impairment at the reporting unit level on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired.
In performing the impairment test, Cleco compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, an impairment loss would be recognized. A goodwill impairment loss is measured as the amount by which a reporting unit's carrying value exceeds fair value, not to exceed the carrying amount of goodwill.
Cleco estimates the reporting unit's fair value using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. The income approach cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance, including estimation of future cash flows related to capital expenditures, the weighted average cost of capital or discount rate and the assumed long-term growth rate approach, which incorporates management's assumptions regarding sustainable long-term growth. The market approach includes significant assumptions around the implied market multiples for certain peer companies. Management selects comparable peers based on each peer’s primary business mix, operations, and market capitalization compared to the applicable reporting unit and calculates implied market multiples based on available projected earnings guidance and peer company market values as of the test date.
Cleco performs an annual impairment test each August. In between annual tests, Cleco monitors its estimates and assumptions regarding estimated future cash flows, including the impact of movements in market indicators in future quarters, and will update the impairment analyses if a triggering event occurs. While Cleco believes the assumptions are reasonable, actual results may differ from projections. To the extent projected results or cash flows are revised downward, Cleco may be required to reduce all or a portion of the carrying value of goodwill, which could adversely impact earnings.
Cleco conducted its 2022 annual impairment test using an August 1, 2022, measurement date and determined that the estimated fair value of the reporting unit exceeded its carrying value, and no impairment existed.

Note 16 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2022	FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balance, beginning of period	$(23,608)	$(23,629)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	10	31
Balance, Sept. 30, 2022	$(23,598)	$(23,598)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2021	FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balance, beginning of period	$(25,588)	$(25,796)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	96	304
Balance, Sept. 30, 2021	$(25,492)	$(25,492)

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2022			FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(12,272)	$(5,172)	$(17,444)	$(12,885)	$(5,298)	$(18,183)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	307	—	307	920	—	920
Reclassification of net loss to interest charges	—	63	63	—	189	189
Balances, Sept. 30, 2022	$(11,965)	$(5,109)	$(17,074)	$(11,965)	$(5,109)	$(17,074)

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2021			FOR THE NINE MONTHS ENDED SEPT. 30, 2021
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(18,394)	$(5,486)	$(23,880)	$(19,139)	$(5,614)	$(24,753)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	350	—	350	1,095	—	1,095
Reclassification of net loss to interest charges	—	63	63	—	191	191
Balances, Sept. 30, 2021	$(18,044)	$(5,423)	$(23,467)	$(18,044)	$(5,423)	$(23,467)

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
On April 1, 2022, the LPSC issued the financing order authorizing Cleco Power to issue storm recovery bonds in the aggregate principal amount of up to $425.0 million for the securitization of Storm Recovery Property. This included:
•the balance of storm costs of $220.1 million, after adjustments and collections through rates for interim storm recovery, for Hurricanes Laura, Delta, and Zeta and Winter Storms Uri and Viola;
•$95.0 million for a reserve to fund Hurricane Ida storm restoration costs;
•$100.9 million for a reserve to fund future storm restoration costs; and
•$9.0 million for estimated upfront securitization costs and ongoing costs.
On June 22, 2022, Cleco Power completed a securitized financing of the Storm Recovery Property through Cleco Securitization I. Cleco Securitization I used the net proceeds from its issuance of $425.0 million aggregate principal amount of its senior secured storm recovery bonds to purchase the Storm Recovery Property from Cleco Power, pay for debt issuance costs, and reimburse Cleco Power for upfront securitization costs paid by Cleco Power on behalf of Cleco Securitization I. Cleco Power utilized the proceeds received from Cleco Securitization I to fund reserves for storm restoration costs and redeem its $325.0 million floating rate notes issued in September 2021. For more information about the storm recovery bonds, see Note 7 — “Debt.” For more information about the storm reserves and regulatory assets associated with the storms, see Note 5 — “Regulatory Assets and Liabilities.” For more information about the cash restricted for the storm reserves, see Note 1 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”
On June 1, 2021, Cleco Power began collecting through rates $16.0 million annually for interim storm recovery costs associated with Hurricanes Laura, Delta, and Zeta. The interim storm rate recovery continued until the new storm recovery surcharge became effective on September 1, 2022.
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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2022, and 2021.

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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
On June 3, 2022, the Louisiana Electric Utility Energy Transition Securitization Act was passed into law. Through authorization of an LPSC financing order, this law enables Louisiana electric utilities to use securitization financing for certain energy transition costs, including mine closure costs and stranded costs. Such a securitization would create a contract right constituting incorporeal movable property of the right to bill and collect from Louisiana customers the costs of securitization. Pending the outcome of the prudency review and under the terms of the new law, Cleco Power intends to seek a financing order to securitize the unrecovered Dolet Hills Power Station closure costs and Oxbow mine closure costs in 2023. For more information on the retirement of the Dolet Hills Power Station and the closure of the Oxbow mine, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

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
On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of expenses incurred as a result of an LPSC executive order, issued in response to the COVID-19 pandemic, prohibiting the disconnection of utilities for non-payment, as well as the lost revenue associated with the disconnection fees and incremental costs. Cleco Power anticipates approval of the recovery of these expenses in the first quarter of 2023. At September 30, 2022, Cleco Power had a regulatory asset of $3.0 million for expenses incurred.
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

Tax Reform
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) became law. The IRA seeks to lower gasoline and electricity prices, increase energy security, and help consumers afford emissions-cutting technologies. In addition, the IRA provides tax credits for clean electricity sources and energy storage, as well as creates programs to enable states and electric utilities to transition to clean power. There are several tax and renewables provisions in this legislation that could have a material effect on the results of operations, financial condition, or cash flows of the Registrants. These include provisions related to direct pay and credit transferability, enhanced carbon capture and sequestration credits, new technology-neutral clean energy investment credits, and new technology-neutral clean energy production credits. These credits are expected to help fund Cleco Power’s Project Diamond Vault as well as future renewable and electrification projects. Management continues to monitor any potential impact the IRA could have on the Registrants.

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
reduce its GHG emissions 60.0% by 2030 with aspirations of net zero emissions by 2050. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable, as well as support community investment opportunities across its service territory and create a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to policies and practices that support the governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and has appointed a Chief Sustainability Officer to oversee the continued implementation of the ESG goals. Currently, management is unable to predict the impact of implementing these ESG goals on the Registrants. For more information on these ESG goals, see Part I, Item 1, “Business — Human Capital — Diversity and Inclusion,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For more information about Cleco’s environmental initiatives, see “— Cleco Power — Project Diamond Vault.”

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impact the ROE, as well as the recovery of costs related to storms, growing energy demand, and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. In addition to the ESG goals previously discussed, Cleco Power’s current key initiatives include initiating work on the winterization of generation assets, beginning Project Diamond Vault, continuing the DSMART project, and maintaining and growing its retail business. Cleco Power is also pursuing renewable and electrification initiatives. These and other initiatives are discussed below.
Effective July 1, 2021, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. For more information on Cleco Power’s retail rate plan, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — FRP.”

Renewable and Electrification Initiatives

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
The Front End Engineering Design (FEED) study for Project Diamond Vault has begun and is projected to cost approximately $12.0 million. A $9.0 million congressional appropriation has been secured, subject to the U.S. Department of Energy’s grant process, to help offset future costs of this study. The FEED study is expected to be completed in the first quarter of 2024 and permitting is expected to be completed in the second half of 2025. Construction of the project is expected to begin by the end of 2025. Management expects the total project will be completed by the end of 2028. After the cost of the FEED study, the remaining project cost is currently estimated to be $900.0 million. This estimate will be refined throughout the FEED study process as additional information and cost estimates become available. Cleco anticipates funding this project through one or more sources including tax credits provided by the Inflation Reduction Act of 2022, Department of Energy grants, and private equity investment.

Other Renewable and Electrification Initiatives
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
Cleco Power is also pursuing electrification initiatives such as gas compression, e-trucking, green tariffs, residential heating programs, and increasing the supply of light duty electric vehicles and forklifts, among others.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2027. In January 2019, Cleco Power began the first phase of the project. As of September 30, 2022, Cleco Power had spent $38.4 million on the project.

Other
Cleco Power is working to secure load growth opportunities that include renewing existing franchises, pursuing new franchises, and adding new retail load opportunities with large industrial, commercial, and residential loads. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government and military, wood and paper, health care, information technology, transportation, and other manufacturing.
In 2021, a wholesale customer that is currently Cleco Power’s largest single customer, based on revenue, and is

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
under contract with Cleco Power through March 31, 2024, conducted a request for proposal for capacity and energy beginning April 1, 2024, in which Cleco Power participated. In August 2021, the wholesale customer informed Cleco Power that it was not selected as a provider of capacity and energy after the first quarter of 2024 and filed a notice with the LPSC to certify the results of the request for proposal. Cleco Power subsequently filed a notice of intervention with the LPSC requesting further review prior to certifying the wholesale customer’s notice. On October 19, 2022, the LPSC certified the results of the request for proposal. Failure to recontract this or other agreements is expected to affect jurisdictional retail rates that will be subject to review by the LPSC in conjunction with Cleco Power’s next rate case, which is expected to be effective on July 1, 2024.

Cleco Cajun
Cleco Cajun currently has power purchase agreements totaling approximately 1,915 MW with 12 wholesale customers, which consist of a mixture of electric cooperatives, municipal bodies, a utility, and a non-profit corporation. These contracts provide Cleco Cajun with predictable cash flow and market risk mitigation through at least the first quarter of 2025 but may prevent Cleco Cajun from taking advantage of rising market rates for power.
Cleco Cajun’s cooperative customers have finalized their recontracting decisions beyond the first quarter of 2025 and have notified Cleco Cajun that it was not selected as a provider. This non-selection is believed to be the result of a trend toward cooperatives favoring shorter-term, market-based solutions and intermittent renewables rather than asset-backed, long-term full-service contracts.
Cleco is exploring options related to its investment in Cleco Cajun, including the potential sale of part or all of Cleco Cajun’s assets. Failure to enter into new contracts to replace existing agreements or failure to take other mitigating measures for the loss of existing contracts could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows and liquidity as early as the second quarter of 2025.
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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2022, and 2021

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue, net	$674,543	$517,194	$157,349	30.4%
Operating expenses	558,933	325,629	(233,304)	(71.6)%
Operating income	115,610	191,565	(75,955)	(39.6)%
Interest income	2,238	941	1,297	137.8%
Allowance for equity funds used during construction	965	711	254	35.7%
Other expense, net	(4,940)	(8,109)	3,169	39.1%
Interest charges	39,890	34,629	(5,261)	(15.2)%
Federal and state income tax expense	5,611	30,569	24,958	81.6%
Net income	$68,372	$119,910	$(51,538)	(43.0)%

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

Operating Revenue, Net
Operating revenue, net increased $157.3 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $109.4 million of higher fuel cost recovery revenue and $14.7 million of higher base revenue, partially offset by $6.0 million of higher electric customer credits at Cleco Power. Also contributing to the increase was $33.3 million of higher electric operations revenue and $4.4 million of other operations revenue at Cleco Cajun.

Operating Expenses
Operating expenses increased $233.3 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $109.5 million of higher recoverable fuel and purchased power expense, $13.8 million of regulatory disallowance, and $6.9 million of higher non-recoverable fuel and purchased power expense at Cleco Power. Also contributing to the increase was $54.9 million of higher fuel used for electric generation and $46.5 million of higher purchased power expense at Cleco Cajun.

Other Expense, Net
Other expense, net decreased $3.2 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $2.4 million for the absence of a special termination benefit and $2.3 million of lower non-service pension costs at Cleco Power. Also contributing to the decrease was $0.9 million for the absence of a special termination benefit at Cleco Holdings. These decreases were partially offset by $2.3 million for the decrease in the cash surrender value of certain trust-owned life insurance policies as a result of unfavorable market conditions at Cleco Holdings.

Interest Charges
Interest charges increased $5.3 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
the storm recovery bonds issued in June 2022 by Cleco Securitization I.

Income Taxes
Federal and state income tax expense decreased $25.0 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $16.1 million for the change in pretax income, excluding AFUDC equity, $6.3 million for flow through of tax benefits largely comprised of state taxes, $2.5 million for state tax expense, $2.2 million to record tax expense at the projected annual effective tax rate, and $1.4 million for the amortization of excess ADIT. These decreases were partially offset by $4.0 million for adjustments to tax returns as filed.
The estimated annual effective income tax rates used during the third quarter of 2022 and 2021 for Cleco may not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Base	$197,585	$182,928	$14,657	8.0%
Fuel cost recovery	283,568	174,156	109,412	62.8%
Electric customer credits	(6,728)	(691)	(6,037)	(873.7)%
Other operations	24,757	22,779	1,978	8.7%
Affiliate revenue	1,657	1,380	277	20.1%
Operating revenue, net	500,839	380,552	120,287	31.6%
Operating expenses
Recoverable fuel and purchased power	283,848	174,332	(109,516)	(62.8)%
Non-recoverable fuel and purchased power	19,926	13,006	(6,920)	(53.2)%
Other operations and maintenance	58,581	56,720	(1,861)	(3.3)%
Depreciation and amortization	44,368	43,526	(842)	(1.9)%
Taxes other than income taxes	14,940	12,891	(2,049)	(15.9)%
Regulatory disallowance	13,841	—	(13,841)	(100.0)%
Total operating expenses	435,504	300,475	(135,029)	(44.9)%
Operating income	65,335	80,077	(14,742)	(18.4)%
Interest income	1,726	936	790	84.4%
Allowance for equity funds used during construction	965	711	254	35.7%
Other expense, net	(1,591)	(6,106)	4,515	73.9%
Interest charges	23,840	18,509	(5,331)	(28.8)%
Federal and state income tax expense	1,862	548	(1,314)	(239.8)%
Net income	$40,733	$56,561	$(15,828)	(28.0)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,115	1,109	0.5%
Commercial	780	738	5.7%
Industrial	572	537	6.5%
Other retail	30	34	(11.8)%
Total retail	2,497	2,418	3.3%
Sales for resale	906	866	4.6%
Total retail and wholesale customer sales	3,403	3,284	3.6%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$100,964	$95,368	5.9%
Commercial	52,457	48,246	8.7%
Industrial	21,519	22,902	(6.0)%
Other retail	2,820	2,928	(3.7)%
Storm recovery surcharge	5,025	—	100.0%
Total retail	182,785	169,444	7.9%
Sales for resale	14,800	13,484	9.8%
Total base revenue	$197,585	$182,928	8.0%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2022 CHANGE
	2022	2021	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,632	1,591	1,511	2.6%	8.0%

Base
Base revenue increased $14.7 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $9.5 million for higher rates, $3.6 million for higher storm

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
recovery revenue, and $2.9 million of higher usage from warmer summer weather.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 76% of Cleco Power’s total fuel cost during the third quarter of 2022 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. During 2021, Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of the incremental fuel and purchased power costs resulting from Winter Storms Uri and Viola through Cleco Power’s FAC over a period of 12 months beginning with the May 2021 bills. Cleco Power’s incremental fuel and purchased power costs for the three months ended September 30, 2021, were also impacted by higher costs of lignite at the Dolet Hills Power Station. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits increased $6.0 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $6.6 million for a refund to Cleco Power’s retail customers for costs recovered in periods prior to September 30, 2022. The refund is a result of the LPSC approved settlement disallowing the recovery of planning and construction costs incurred for the St. Mary Clean Energy Center. For more information about the settlement and disallowance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $6.9 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to higher MISO transmission costs.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $1.9 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $4.1 million of higher expenses related to employee benefits, $1.3 million of higher distribution operations expense and $1.0 million of higher generation outage maintenance expense. These increases were partially offset by $2.3 million of lower generation routine maintenance expense, $1.3 million of lower generation operations expense, and $1.1 million of lower distribution maintenance expense.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $2.0 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to higher property taxes.

Regulatory Disallowance
Regulatory disallowance increased $13.8 million during the third quarter of 2022 compared to the third quarter of 2021 for the impairment charge resulting from the LPSC approved settlement disallowing recovery of a portion of planning and construction costs incurred for the St. Mary Clean Energy Center. For more information about the LPSC settlement and disallowance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

Other Expense, Net
Other expense, net decreased $4.5 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $2.4 million for the absence of a special termination benefit and $2.3 million of lower non-service pension costs.

Interest Charges
Interest charges increased $5.3 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to the storm recovery bonds issued in June 2022 by Cleco Securitization I.

Income Taxes
Federal and state income tax expense increased $1.3 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $7.8 million to record tax expense at the projected annual effective tax rate, $3.8 million for the adjustments to tax returns as filed, and $0.7 million of state tax expense. These increases were partially offset by $6.3 million for the flow through of tax benefits largely comprised of state taxes, $3.1 million for the change in pretax income, excluding AFUDC equity, and $1.4 million for the amortization of excess ADIT.
The estimated annual effective income tax rates used during the third quarter of 2022 and 2021 for Cleco Power may not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

Cleco Cajun
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Electric operations	$140,767	$107,500	$33,267	30.9%
Other operations	39,573	35,158	4,415	12.6%
Operating revenue, net	180,340	142,658	37,682	26.4%
Operating expenses
Fuel used for electric generation	(24,941)	(79,809)	(54,868)	(68.7)%
Purchased power	111,901	65,382	(46,519)	(71.1)%
Other operations and maintenance	24,284	24,174	(110)	(0.5)%
Depreciation and amortization	12,046	11,333	(713)	(6.3)%
Taxes other than income taxes	3,111	3,844	733	19.1%
Total operating expenses	126,401	24,924	(101,477)	(407.1)%
Operating income	53,939	117,734	(63,795)	(54.2)%
Interest income	472	4	468	*
Other income, net	10	11	(1)	(9.1)%
Interest charges	219	1,117	898	80.4%
Federal and state income tax expense	14,461	29,888	15,427	51.6%
Net income	$39,741	$86,744	$(47,003)	(54.2)%
* Not Meaningful

Electric Operations
Electric operations revenue increased $33.3 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $29.0 million of higher fuel rates and $3.1 million of higher load volumes.

Other Operations Revenue
Other operations revenue increased $4.4 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $3.1 million of higher transmission revenue and $1.3 million of higher variable lease revenue from the Cottonwood Sale Leaseback.

Fuel Used for Electric Generation
Fuel used for electric generation increased $54.9 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $67.1 million of lower mark-to-market gains on gas-related derivative contracts. Also contributing to the increase was $29.2 million of higher natural gas consumption which was largely the result of higher generating unit dispatch due to warmer summer weather. These increases were partially offset by $43.7 million of settlements related to gas swaps activity.

Purchased Power
Purchased power increased $46.5 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to higher costs of purchased power from MISO.

Income Taxes
Federal and state income tax expense decreased $15.4 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to $13.1 million for the change in pretax income and $2.9 million for state tax expense.
The effective income tax rates for the third quarters of 2022 and 2021 were 26.7% and 25.6%, respectively. The estimated annual effective income tax rates used during the third quarter of 2022 and 2021 for Cleco Cajun may not be indicative of the full-year income tax rates.

Comparison of the Nine Months Ended September 30, 2022, and 2021

Cleco
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue, net	$1,669,143	$1,290,937	$378,206	29.3%
Operating expenses	1,297,631	929,088	(368,543)	(39.7)%
Operating income	371,512	361,849	9,663	2.7%
Interest income	4,236	2,416	1,820	75.3%
Allowance for equity funds used during construction	2,704	2,703	1	—%
Other expense, net	(13,604)	(15,112)	1,508	10.0%
Interest charges	109,818	101,812	(8,006)	(7.9)%
Federal and state income tax expense	29,551	30,985	1,434	4.6%
Net income	$225,479	$219,059	$6,420	2.9%

Results of operations for Cleco Power and Cleco Cajun are more fully described following the discussion of Cleco’s results of operations.

Operating Revenue, Net
Operating revenue, net increased $378.2 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $225.0 million of higher fuel cost recovery revenue, $33.7 million of higher base revenue, $33.4 million of lower electric customer credits, and $4.9 million of higher other operations revenue at Cleco Power. Also contributing to the increase was $70.1 million of higher electric operations income and $13.0 million of higher other operations revenue at Cleco Cajun.

Operating Expenses
Operating expenses increased $368.5 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $225.1 million of higher recoverable fuel and purchased power expense, $16.3 million of higher non-recoverable fuel and purchased power expense, $13.8 million of regulatory disallowance, and $7.4 million of higher depreciation and amortization expense at Cleco Power. Also contributing to the increase was $84.7 million of higher purchased power expense and $22.3 million of higher depreciation and amortization expense at Cleco Cajun.

Interest Income
Interest income increased $1.8 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 primarily due to $0.7 million of higher interest on accumulated deferred fuel as a result of higher fuel costs and higher interest rates and $0.4 million of higher average investment balances at Cleco Power. Also

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
contributing to the increase was $0.6 million of higher average investment balances at Cleco Cajun.

Other Expense, Net
Other expense, net decreased $1.5 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $6.9 million of lower non-service pension costs and $2.4 million for the absence of a special termination benefit at Cleco Power. Also contributing to the decrease was $1.0 million for the absence of disallowed costs in 2021 as a result of the settlement of Cleco Power’s retail rate case and $0.9 million for the absence of a special termination benefit at Cleco Holdings. These decreases were partially offset by $10.3 million for the decrease in the cash surrender value of certain trust-owned life insurance policies as a result of unfavorable market conditions at Cleco Holdings.

Interest Charges
Interest charges increased $8.0 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 primarily due to $5.2 million for the storm recovery bonds issued in June 2022 by Cleco Securitization I and $1.8 million for the floating rate senior notes issued in September 2021, which were redeemed at par on June 23, 2022. Also contributing to the increase was $1.2 million of amortization of debt expense.

Income Taxes
Federal and state income tax expense decreased $1.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $12.8 million for the flow through of tax benefits largely comprised of state taxes and $5.8 million for permanent tax deductions. These increases were partially offset by $5.1 million to record tax expense at the projected annual effective tax rate, $4.0 million for adjustments to tax returns as filed, $3.5 million for state tax expense, $3.4 million for the amortization of excess ADIT, and $1.0 million for the change in pretax income, excluding AFUDC equity.
The estimated annual effective income tax rates used during the nine months ended September 30, 2022, and 2021 for Cleco might not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Base	$533,323	$499,653	$33,670	6.7%
Fuel cost recovery	612,541	387,538	225,003	58.1%
Electric customer credits	(6,992)	(40,429)	33,437	82.7%
Other operations	62,528	57,674	4,854	8.4%
Affiliate revenue	4,744	4,259	485	11.4%
Operating revenue, net	1,206,144	908,695	297,449	32.7%
Operating expenses
Recoverable fuel and purchased power	612,791	387,730	(225,061)	(58.0)%
Non-recoverable fuel and purchased power	43,044	26,739	(16,305)	(61.0)%
Other operations and maintenance	159,588	162,448	2,860	1.8%
Depreciation and amortization	133,907	126,534	(7,373)	(5.8)%
Taxes other than income taxes	39,117	36,707	(2,410)	(6.6)%
Regulatory disallowance	13,841	—	(13,841)	(100.0)%
Total operating expenses	1,002,288	740,158	(262,130)	(35.4)%
Operating income	203,856	168,537	35,319	21.0%
Interest income	3,501	2,404	1,097	45.6%
Allowance for equity funds used during construction	2,704	2,703	1	—%
Other expense, net	(5,852)	(16,064)	10,212	63.6%
Interest charges	63,947	55,392	(8,555)	(15.4)%
Federal and state income tax expense (benefit)	5,800	(219)	(6,019)	*
Net income	$134,462	$102,407	$32,055	31.3%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,978	2,897	2.8%
Commercial	2,084	1,968	5.9%
Industrial	1,690	1,564	8.1%
Other retail	91	98	(7.1)%
Total retail	6,843	6,527	4.8%
Sales for resale	2,378	2,253	5.5%
Total retail and wholesale customer sales	9,221	8,780	5.0%

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2022	2021	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$257,710	$241,433	6.7%
Commercial	151,595	142,075	6.7%
Industrial	65,057	65,083	—%
Other retail	8,268	8,380	(1.3)%
Storm recovery surcharge	5,025	—	100.0%
Total retail	487,655	456,971	6.7%
Sales for resale	45,668	42,682	7.0%
Total base revenue	$533,323	$499,653	6.7%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2022 CHANGE
	2022	2021	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	1,099	985	942	11.6%	16.7%
Cooling degree-days	2,787	2,715	2,531	2.7%	10.1%

Base
Base revenue increased $33.7 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $14.9 million of higher usage from warmer summer weather and colder winter weather, $12.0 million for higher rates as a result of the implementation of Cleco Power’s new retail rate plan, and $10.1 million for higher storm recovery revenue. These increases were partially offset by $2.9 million of lower demand charges for industrial customers.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 77% of Cleco Power’s total fuel cost during the first nine months of 2022 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of the incremental fuel and purchased power costs resulting from Winter Storms Uri and
Viola through Cleco Power’s FAC over a period of 12 months beginning with the May 2021 bills. Cleco Power’s incremental fuel and purchased power costs for the nine months ended September 30, 2021, were also impacted by higher costs of lignite at the Dolet Hills Power Station. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits decreased $33.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $39.9 million of lower credits to retail customers for the federal tax-related benefits of the TCJA now being a component of rates as a result of the implementation of Cleco Power’s retail rate plan. After the implementation of Cleco Power’s retail rate plan, these credits offset base revenue on Cleco Power’s Condensed Consolidated Statement of Income. Partially offsetting this decrease was $6.6 million for a refund to Cleco Power’s retail customers for costs recovered in periods prior to September 30, 2022. The refund is a result of the LPSC approved settlement disallowing the recovery of planning and construction costs incurred for the St. Mary Clean Energy Center. For more information on the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 11 — Regulation and Rates — TCJA.” For more information about the LPSC settlement and disallowance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

Other Operations Revenue
Other operations revenue increased $4.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $2.4 million of higher transmission revenue, $1.6 million of higher forfeited discounts, and $1.0 million of higher pole attachment rental income.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $16.3 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to higher MISO transmission costs.

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $2.9 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $4.9 million of lower generating routine maintenance expenses, $3.0 million of lower generating outage maintenance expenses, $3.0 million of lower generation operations expense, and $2.6 million of lower distribution maintenance expense. These decreases were partially offset

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
by $7.3 million of higher expenses related to employee benefits and $2.7 million of higher distribution operations expense.

Depreciation and Amortization
Depreciation and amortization increased $7.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $7.9 million for the amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta and $1.3 million for the absence of an adjustment to the corporate franchise tax regulatory asset. These amounts were partially offset by $3.3 million of normal recurring additions to fixed assets.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $2.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to higher property taxes

Regulatory Disallowance
Regulatory disallowance increased $13.8 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, for the impairment charge resulting from the LPSC approved settlement disallowing recovery of a portion of planning and construction costs incurred for the St. Mary Clean Energy Center. For more information about the LPSC settlement and disallowance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

Other Expense, Net
Other expense, net decreased $10.2 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $6.9 million of lower non-service pension costs, $2.4 million for the absence of a special termination benefit, and $1.0 million for the absence of disallowed costs in 2021 as a result of the settlement of Cleco Power’s retail rate case.

Interest Charges
Interest charges increased $8.6 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $5.2 million for the storm recovery bonds issued in June 2022 by Cleco Securitization I and $1.8 million for the floating rate senior notes issued in September 2021, which were redeemed at par on June 23, 2022. Also contributing to the increase was $1.5 million of amortization of debt expense.

Income Taxes
Federal and state income tax expense increased $6.0 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $7.8 million for the change in pretax income, excluding AFUDC equity, $4.0 million for state tax expense, $3.8 million for adjustments to tax returns as filed, and $3.4 million for the amortization of excess ADIT. These increases were partially offset by $12.8 million for the flow through of tax benefits largely comprised of state taxes.
The estimated annual effective income tax rates used during the nine months ended September 30, 2022, and 2021 for Cleco Power might not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Cajun
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Electric operations	$370,489	$300,415	$70,074	23.3%
Electric customer credits	—	244	(244)	(100.0)%
Other operations	111,897	98,851	13,046	13.2%
Operating revenue, net	482,386	399,510	82,876	20.7%
Operating expenses
Fuel used for electric generation	(109,075)	(112,350)	(3,275)	(2.9)%
Purchased power	275,531	190,825	(84,706)	(44.4)%
Other operations and maintenance	71,942	68,398	(3,544)	(5.2)%
Depreciation and amortization	55,866	33,567	(22,299)	(66.4)%
Taxes other than income taxes	9,292	11,366	2,074	18.2%
Total operating expenses	303,556	191,806	(111,750)	(58.3)%
Operating income	178,830	207,704	(28,874)	(13.9)%
Interest income	661	10	651	*
Other income (expense), net	88	(648)	736	113.6%
Interest charges	253	786	533	67.8%
Federal and state income tax expense	47,136	52,561	5,425	10.3%
Net income	$132,190	$153,719	$(21,529)	(14.0)%
* Not meaningful

Electric Operations
Electric operations revenue increased $70.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $66.8 million of higher fuel rates, $5.4 million of higher MISO pass-through revenue, and $3.7 million of higher load volumes. These increases were partially offset by $6.4 million for the absence of two power supply agreements.

Other Operations Revenue
Other operations revenue increased $13.0 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $10.8 million of higher transmission revenue and $2.2 million of higher variable lease revenue from the Cottonwood Sale Leaseback.

Fuel Used for Electric Generation
Fuel used for electric generation increased $3.3 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $51.1 million of higher natural gas consumption which was largely the result of higher generating unit dispatch due to warmer summer weather and $30.2 million of higher coal consumption, which was largely the result of higher natural gas

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
prices and higher generating unit dispatch due to warmer summer weather. Also contributing to the increase was $20.6 million of lower mark-to-market gains on gas related derivative contracts and $7.2 million of reagent expense. These increases were offset by $105.3 million of settlements related to gas swaps activity.

Purchased Power
Purchased power increased $84.7 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $69.9 million of higher costs of purchased power from MISO and $11.4 million of higher transmission costs.

Other Operations and Maintenance Expense
Other operations and maintenance increased $3.5 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to $2.0 million of higher generating outage maintenance expense and $1.5 million of higher generating routine maintenance expense.

Depreciation and Amortization
Depreciation and amortization increased $22.3 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to higher depreciation on ARO assets as a result of an increase to those assets recorded in the third quarter of 2021 to comply with the final CCR Rule, as well as a reduction to the remaining lives of those assets.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $2.1 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower property taxes.

Income Taxes
Federal and state income tax expense decreased $5.4 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the change in pretax income.
The effective income tax rates for the nine months ended September 30, 2022, and 2021 were 26.3% and 25.5%, respectively. The estimated annual effective income tax rates used during the nine months ended September 30, 2022, and 2021 for Cleco Cajun may not be indicative of the full-year income tax rates.

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
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three and nine months ended September 30, 2022, and 2021:

	FOR THE THREE MONTHS ENDED SEPT. 30,
	2022			2021
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income (loss)	$40,733	$39,741		$56,561	$86,744
Add: Depreciation and amortization	44,368	13,336	(1)	43,526	12,623	(2)
Less: Interest income	1,726	472		936	4
Add: Interest charges	23,840	219		18,509	1,117
Add: Federal and state income tax expense	1,862	14,461		548	29,888
EBITDA	$109,077	$67,285		$118,208	$130,368
(1) Includes $3.6 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $3.6 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(2.3) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE NINE MONTHS ENDED SEPT. 30,
	2022			2021
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$134,462	$132,190		$102,407	$153,719
Add: Depreciation and amortization	133,907	59,734	(1)	126,534	36,614	(2)
Less: Interest income	3,501	661		2,404	10
Add: Interest charges	63,947	253		55,392	786
Add: Federal and state income tax expense (benefit)	5,800	47,136		(219)	52,561
EBITDA	$334,615	$238,652		$281,710	$243,670
(1) Includes $10.8 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.9) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $10.0 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(6.9) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, including the impact of COVID-19, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2022:

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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

Debt

Cleco
At September 30, 2022, Cleco had $87.0 million of outstanding borrowings under its $475.0 million revolving credit facilities. At December 31, 2021, Cleco had no short-term debt outstanding.
At September 30, 2022, Cleco’s long-term debt and finance leases outstanding totaled $3.57 billion, of which $268.0 million was due within one year. The long-term debt due within one year at September 30, 2022, primarily represents $165.0 million of Cleco Holdings’ senior notes due in May 2023, $67.7 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC, $25.0 million of Cleco Power’s senior notes due in December 2022, and $9.6 million of Cleco Securitization I storm recovery bond principal payments due in March and September 2023. For more information about the storm recovery bonds, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt.”
Cash and cash equivalents available at September 30, 2022, were $103.1 million, combined with $388.0 million available revolving credit facility capacity ($165.0 million from Cleco Holdings and $223.0 million from Cleco Power) for total liquidity of $491.1 million. For more information on the credit facility capacity, see “— Credit Facilities.”
At September 30, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting and Financial Instruments.”
At September 30, 2022, and December 31, 2021, Cleco had a working capital surplus of $112.6 million and $254.8 million, respectively. The $142.2 million decrease in working capital is primarily due to:

•a $174.5 million increase in long-term debt due within one year primarily due to the reclassification of Cleco Holdings’ $165.0 million senior notes due in May 2023 and $9.6 million of Cleco Securitization I’s storm recovery bond principal payments due in March and September 2023,
•a $87.0 million increase in short-term debt due to outstanding draws on Cleco’s and Cleco Power’s revolving credit facilities,
•a $45.5 million increase in taxes payable primarily due to accruals of property taxes and federal and state income taxes,
•a $45.4 million decrease in cash and cash equivalents,
•a $29.7 million increase in interest payable primarily due to timing of payments of long-term debt,
•a $24.4 million decrease in the cash surrender value of a life insurance policy primarily due to the recognition of a death benefit and unfavorable market conditions at Cleco Holdings, and
•a $10.1 million decrease in other current assets primarily due to the settlement of the indemnification asset as a result of the settlement of a South Central Generating lawsuit in January 2022.

These decreases in working capital were partially offset by:

•a $68.3 million increase in customer accounts receivable primarily due to warmer summer weather and timing of collections from customers,
•a $43.8 million increase in fuel inventory primarily due to higher petroleum coke at Cleco Power as a result of an increase in volume at a higher price per ton and higher natural gas volume at a higher price per MMBtu,
•a $38.2 million decrease in affiliate accounts payable primarily due to the settlement of intercompany taxes payable,
•a $37.8 million increase in energy risk management assets, excluding Cleco Power FTRs, primarily due to market value changes on gas-related derivative contracts at Cleco Cajun,
•a $22.5 million increase in accumulated deferred fuel, excluding Cleco Power FTRs, primarily due to higher fuel costs and the timing of collections,
•a $21.7 million increase in other accounts receivable primarily due to the settlement of gas-related derivative contracts at Cleco Cajun and an increase in rents receivable for pole attachments at Cleco Power,
•a $17.7 million increase in regulatory assets primarily due to the reclassification of the short-term portion of the regulatory assets related to deferred storm restoration costs, Madison Unit 3 property tax, and Bayou Vista to Segura,
•a $13.2 million increase in restricted cash and cash equivalents primarily due to amounts restricted for Hurricane Ida storm restoration costs,
•a $13.0 million increase in materials and supplies inventory primarily due to higher purchases at higher costs per unit, and
•a $10.1 million increase in affiliate accounts receivable due to estimated income taxes paid by Cleco Holdings on behalf of Cleco Group.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
Cleco Holdings
At September 30, 2022, Cleco Holdings had $10.0 million of outstanding borrowings under its $175.0 million revolving credit facility. At December 31, 2021, Cleco Holdings had no short-term debt outstanding. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at September 30, 2022.
At September 30, 2022, Cleco Holdings’ long-term debt outstanding was $1.54 billion, of which $232.6 million was due within one year. The long-term debt due within one year at September 30, 2022, represents $165.0 million of Cleco Holdings’ senior notes due in May 2023 and $67.7 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
Cash and cash equivalents available at Cleco Holdings at September 30, 2022, were $7.6 million, combined with $165.0 million revolving credit facility capacity for total liquidity of $172.6 million.

Cleco Power
At September 30, 2022, Cleco Power had $77.0 million of outstanding borrowings under its $300.0 million revolving credit facility. At December 31, 2021, Cleco Power had no short-term debt outstanding.
Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at September 30, 2022.
On June 22, 2022, Cleco Securitization I issued $425.0 million aggregate principal amount of its senior secured storm recovery bonds. For more information on the storm recovery bonds, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 7 — Debt.”
On June 23, 2022, following the closing of the storm recovery bonds, Cleco Power redeemed its $325.0 million floating rate senior notes issued in September 2021 at par.
At September 30, 2022, Cleco Power’s long-term debt outstanding was $1.92 billion, of which $35.4 million was due within one year. The amount due within one year primarily represents $25.0 million of senior notes due in December 2022 and $9.6 million of Cleco Securitization I storm recovery bond principal payments due in March and September 2023.
Cash and cash equivalents available at September 30, 2022, were $36.3 million, combined with $223.0 million revolving credit facility capacity for total liquidity of $259.3 million.
At September 30, 2022, and December 31, 2021, Cleco Power had a working capital surplus of $122.5 million and $110.2 million, respectively. The $12.3 million increase in working capital is primarily due to:

•a $58.9 million decrease in affiliate accounts payable primarily due to the settlement of intercompany taxes payable,
•a $55.3 million increase in customer accounts receivable primarily due to warmer summer weather and timing of collections from customers,
•a $39.5 million increase in fuel inventory primarily due to higher petroleum coke as a result of an increase in volume at a higher price per ton and higher natural gas volume at a higher price per MMBtu,
•a $22.5 million increase in accumulated deferred fuel, excluding FTRs, primarily due to rising fuel costs and the timing of collections,
•a $17.7 million increase in regulatory assets primarily due to the reclassification of the short-term portion of the regulatory assets related to deferred storm restoration costs, Madison Unit 3 property tax, and Bayou Vista to Segura,
•a $13.2 million increase in restricted cash and cash equivalents primarily due to amounts restricted for Hurricane Ida storm restoration costs, and
•an $11.4 million increase in materials and supplies inventory primarily due to higher purchases at higher costs per unit.

These increases in working capital were partially offset by:

•a $77.0 million increase in short-term debt primarily due to outstanding draws on the revolving credit facility,
•a $49.4 million decrease in cash and cash equivalents,
•a $41.3 million increase in taxes payable primarily due to accruals of property taxes and federal and state income taxes,
•a $21.5 million increase in interest accrued primarily due to timing of payments of long-term debt, and
•an $11.1 million decrease in affiliate accounts receivable primarily due to the settlement of intercompany receivables.

Credit Facilities
At September 30, 2022, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $10.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with $77.0 million of outstanding borrowings. These revolving credit agreements were entered into on May 21, 2021, and replaced the respective previously existing agreements. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At September 30, 2022, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At September 30, 2022, the borrowing costs for amounts drawn under the facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The outstanding borrowings on Cleco Power’s revolving credit facility at September 30, 2022, were primarily attributable to rising fuel costs and the delay in recovery from customers. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At September 30, 2022, Cleco Power was in compliance with the covenants of its revolving credit facility. At September 30, 2022, the borrowing costs for amounts drawn under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At September 30, 2022, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At September 30, 2022, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cleco Cash Flows
Net Operating Cash Flow
Net cash provided by operating activities was $245.1 million and $139.8 million for the nine months ended September 30, 2022, and 2021, respectively. Net cash provided by operating activities increased $105.3 million primarily due to:

•the absence of $92.5 million of accelerated mine closure costs at Cleco Power,
•lower operations and maintenance payments related to storm restoration activities of $33.3 million at Cleco Power,
•higher recoveries of net fuel and purchased power costs at Cleco Power of $27.8 million primarily due the timing of collections, and
•collateral of $27.5 million received from counterparties related to Cleco Cajun’s natural gas derivatives.

These increases were partially offset by:

•higher payments for affiliate settlements of $46.9 million and
•higher fuel inventory costs of $28.9 million primarily due to purchases at higher price per unit for petroleum coke and natural gas at Cleco Power and higher per ton costs for coal at Cleco Cajun.

Net Investing Cash Flow
Net cash used in investing activities was $128.6 million and $199.1 million for the nine months ended September 30, 2022, and 2021, respectively. Net cash used in investing activities decreased $70.5 million primarily due to:

•lower additions to property, plant, and equipment, net of AFUDC, of $61.7 million and
•life insurance proceeds of $15.7 million.

These decreases were partially offset by higher returns of equity investment in investees of $5.3 million.

Net Financing Cash Flow
Net cash used in financing activities was $40.2 million for the nine months ended September 30, 2022. Net cash provided by financing activities was $245.3 million for the nine months ended September 30, 2021. Net cash used in financing activities increased $285.5 million primarily due to:

•the absence of the issuance of Cleco Power’s $325.0 million floating rate senior notes in 2021, and the subsequent redemption of those $325.0 million senior notes in 2022,
•higher distributions to Cleco Group of $219.6 million, and
•lower draws on revolving credit facilities of $58.0 million.

These increases were partially offset by:

•proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s storm recovery bonds and
•lower payments on credit facilities of $220.0 million.

Cleco Power Cash Flows

Net Operating Cash Flow
Net cash provided by operating activities was $147.0 million and $74.7 million during the nine months ended September 30, 2022, and 2021, respectively. Net cash provided by operating activities increased $72.3 million primarily due to:

•the absence of $92.5 million of accelerated mine closure costs,
•lower operations and maintenance payments related to storm restoration activities of $33.3 million, and
•higher recoveries of net fuel and purchased power costs of $27.8 million primarily due to the timing of collections.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
These increases were partially offset by:

•higher payments for affiliate settlements of $46.8 million and
•higher fuel inventory costs of $14.5 million primarily due to purchases at higher price per unit for petroleum coke and natural gas.

Net Investing Cash Flow
Net cash used in investing activities was $138.5 million and $192.1 million for the nine months ended September 30, 2022, and 2021, respectively. Net cash used in investing activities decreased $53.6 million primarily due to lower additions to property, plant, and equipment, net of AFUDC, of $60.5 million. These decreases were partially offset by higher returns of equity investment in investees of $5.3 million.

Net Financing Cash Flow
Net cash provided by financing activities was $63.9 million and $246.6 million for the nine months ended September 30, 2022, and 2021, respectively. Net cash provided by financing activities decreased $182.7 million primarily due to:

•the absence of the issuance of $325.0 million floating rate senior notes in 2021, and the subsequent redemption of those $325.0 million senior notes in 2022,
•higher distributions to Cleco Holdings of $105.5 million, and
•lower draws on the revolving credit facility of $68.0 million.

These decreases were partially offset by:

•proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s storm recovery bonds and
•lower payments on the credit facility of $220.0 million.

Capital Expenditures
Cleco Power’s regulated operations and Cleco Cajun’s unregulated operations are Cleco’s primary sources of internally generated funds. These funds, along with issuances of additional debt received in future years, will be used for general company purposes, capital expenditures, debt service, human capital expenditures, contractual obligations, and off-balance sheet arrangements, if required.
Cleco also anticipates receipt of grant funds in the future for renewable and electrification projects, including Project Diamond Vault. For more information on renewable and electrification initiatives see “Item 2 — Management Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power — Renewable and Electrification Initiatives.”

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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

CPP/ACE
On June 30, 2022, the U.S. Supreme Court released its opinion on the D.C. Circuit Court of Appeals vacating and remanding the ACE rule, which requires state agencies to set standards of performance for affected generating units and submit the implementation plan to the EPA for approval. The U.S. Supreme Court indicated in its opinion that the EPA does not have the authority to apply generation shifting in the regulation of GHG emissions as in the Clean Power Plan. The case was returned to the D.C. Circuit Court of Appeals. It is expected that the EPA will issue a new GHG rule taking the Court’s opinion into consideration sometime in the future.

Retail Rates of Cleco Power

Base Rates
From June 1, 2021, through August 31, 2022, Cleco Power recovered incurred costs associated with Hurricanes Laura, Delta, and Zeta through an interim storm recovery rate. Effective September 1, 2022, those costs are being recovered through the new storm recovery surcharge . For information on the storm securitization financing, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 17 — Storm Securitization and Cost Recovery.”
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
On June 9, 2021, the LPSC initiated an audit on program years 2019 and 2020 to consider all program costs. On January 12, 2022, Cleco Power received a draft audit report from the LPSC indicating no material findings. The draft report was approved on September 14, 2022. Program years 2021 and thereafter are subject to audit. Management is unable to predict or give a reasonable estimate of the outcome of this or any future audits.

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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
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

Electric Reliability Organization (ERO)
NERC, subject to oversight by FERC, is the ERO responsible for developing and enforcing mandatory reliability standards for users, owners, and operators of the bulk power system. NERC, as the ERO, delegates authority to SERC Reliability Corporation.
A NERC Operations and Planning Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. The most recent NERC Operations and Planning Reliability Standards audits for Cleco Power and Cleco Cajun concluded on September 15, 2022. Management is unable to determine when a final report will be issued, but expects no material findings from the audits.
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

Integrated Resource Plan (IRP)
On October 20, 2021, Cleco Power filed its request with the LPSC to initiate its next IRP process. Cleco Power filed its initial data assumptions to be used in its IRP analysis on February 21, 2022. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholders meeting was conducted on March 24, 2022. The first draft of the IRP was filed on October 26, 2022. The next stakeholders meeting is to be held by the end of 2022. A final IRP is due in May 2023.
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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

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

Counterparty Credit Risk
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to incur replacement cost losses. Cleco enters into master agreements with counterparties that govern the risk of credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support or pay liquidated damages with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, changes in the amounts counterparties owe to Cleco, and any prenegotiated unsecured thresholds agreed to in the master contract. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.
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
At September 30, 2022, Cleco Holdings had $10.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at an all-in interest rate of 4.195%. At September 30, 2022, the borrowing costs for amounts drawn under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Holdings’ short-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $0.1 million on an annualized basis.
At September 30, 2022, Cleco Holdings had a $200.0 million long-term variable rate bank term loan outstanding at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 4.745%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $2.0 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the nine months ended September 30, 2022, was 2.68%.
At September 30, 2022, Cleco Power had $77.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at a weighted average all-in interest rate of 4.33%. At September 30, 2022, Cleco Power’s borrowing costs for amounts drawn under its $300.0 million revolving credit facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
the facility. Each 1% increase in the interest rate applicable to Cleco Power’s short-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $0.8 million on an annualized basis.
At September 30, 2022, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of 4.37%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.2 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the nine months ended September 30, 2022, was 2.31%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $4.1 million on an annualized basis.
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
At September 30, 2022, Cleco Cajun had gas-related derivative contracts including fixed price physical forwards. At September 30, 2022, Cleco Power and Cleco Cajun had gas-related derivative contracts including financially settled swap transactions. These are included in natural gas derivatives in the following tables.
The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2022:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT SEPT. 30, 2022
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CASH COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$5,977	$—	$5,977	$—	$5,977
Current	Energy risk management liabilities	(3,982)	—	(3,982)	—	(3,982)
Natural gas derivatives
Current	Energy risk management assets	105,206	(30,271)	74,935	(73,669)	1,266
Non-current	Energy risk management assets	97,982	(6,129)	91,853	(34,338)	57,515
Current	Energy risk management liabilities	(1,539)	—	(1,539)	—	(1,539)
Commodity-related contracts, net		$203,644	$(36,400)	$167,244	$(108,007)	$59,237
(1) Represents letters of credit by counterparties.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2022
Commodity-related contracts
FTRs
Current	Energy risk management assets	$5,195
Current	Energy risk management liabilities	(457)
Commodity-related contracts, net*		$4,738
* Cleco Power entered into natural gas derivatives during the three months ended September 30, 2022. Cleco Power had a current liability for natural gas derivatives at September 30, 2022, of less than $.01 million.
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

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED SEPT. 30, 2022			FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	AT SEPT. 30, 2022	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$46,009	$75,712	$45,974	$59,718	$75,712	$22,223	$44,597
Cleco Power	$1,212	$1,465	$1,198	$1,338	$1,465	$1,198	$1,338

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 6 — Fair Value Accounting and Financial Instruments — Commodity Contracts.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of September 30, 2022. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in
SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the update to the risk factor below, there have been no material changes from the risk factors disclosed in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed in the aforementioned reports.

Taxes

Changes in taxation due to uncertain effects of tax reform legislation could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022. The IRA proposes significant changes to the federal tax law. These include extensions and refinements of credits for renewable electricity, alternative fuel vehicles, and carbon capture, as well as several new renewable energy and fuels credits and a fundamental pivot after 2024 to renewable electricity credits based on greenhouse gas emissions of generation technology. In addition, new credits for manufacturing and recycling related to the renewable energy sector may help drive increased investment in American manufacturing.
There are several tax and renewable provisions in this legislation that could have a material effect on the results of operations, financial conditions, or cash flows of the Registrants. These include:

•provisions related to direct pay and credit transferability,
•increased enhanced carbon capture and sequestration credit bonus credit rate,
•new technology-neutral Clean Electricity Investment Tax Credit, and
•new technology-neutral Clean Electricity Production Tax Credit.

Management continues to monitor any potential impact the IRA could have on the Registrants.

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2022 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 7, 2022