Form 10-K
period 2022-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2023-03-08
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding equity of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

CLECO
CLECO POWER	2022 FORM 10-K
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

CLECO
CLECO POWER	2022 FORM 10-K

GLOSSARY OF TERMS
References in Part III, Item 11 in this filing to “the Company” mean Cleco Corporate Holdings LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ACE	Affordable Clean Energy
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
Big Cajun II	Cleco Cajun’s generating facility located in New Roads, Louisiana consisting of Unit 1, Unit 2, and Unit 3. Cleco Cajun has a 58% ownership interest in the capacity of Unit 3.
Big Cajun II, Unit 1	A 580-MW coal-fired generating unit at Cleco Cajun’s plant site in New Roads, Louisiana.
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of March 2020
CCR	Coal combustion by-products or residual
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC and its subsidiaries
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power. Cleco Katrina Rita Hurricane Recovery Funding LLC was dissolved effective January 5, 2023.
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MAM, BCI, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cleco Securitization I	Cleco Securitization I LLC, a special-purpose, wholly owned subsidiary of Cleco Power
CO2	Carbon dioxide
Como 1	Como 1, L.P., currently known as Cleco Partners
Consent Decree	The Consent Decree, entered March 5, 2013, in Civil Action No. 09-100-JJB-DLD, U.S. District Court for the Middle District of Louisiana, by and among the EPA, the LDEQ, and Louisiana Generating relating to Big Cajun II, Unit 1 located in New Roads, Louisiana
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

Coughlin	Cleco Power’s 775-MW, combined-cycle power plant located in St. Landry, Louisiana

CLECO
CLECO POWER	2022 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by WHO in March 2020
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station. The Dolet Hills Power Station was retired on December 31, 2021.
EAC	Environmental Adjustment Clause
EAF	Equivalent Availability Factor
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
EGU	Electric Generating Unit
EFORd	Equivalent Forced Outage Rate on demand
EMT	Executive Management Team
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESG	Environmental, Social, and Governance
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream. Cleco Evangeline LLC was dissolved effective July 29, 2021.
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LCFC	Lost Contribution to Fixed Cost
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Plan
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation

CLECO
CLECO POWER	2022 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
NMTC	New Markets Tax Credit
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
NSPS	New Source Performance Standards
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Paris Agreement	The Paris Agreement, often referred to as the Paris Accords or the Paris Climate Accords, is an international treaty on climate change, adopted in 2015. It covers climate change mitigation, adaptation, and finance.
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021.
ppb	Parts per billion
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
ROIC	Return on Invested Capital
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SAIDI	System Average Interruption Duration Index
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC, a wholly owned subsidiary of Cleco Cajun
START	Strategic Alignment and Real-Time Transformation
STIP	Short-Term Incentive Plan
Storm Recovery Property	Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW generating unit at Cleco Power’s plant site in Baldwin, Louisiana
WHO	World Health Organization

CLECO
CLECO POWER	2022 FORM 10-K

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

CLECO
CLECO POWER	2022 FORM 10-K
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2022, and 2021 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report on Form 10-K.
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

CLECO
CLECO POWER	2022 FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL
Cleco Holdings is a public utility holding company that holds investments in several subsidiaries, including Cleco Power and Cleco Cajun. Cleco Holdings, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to provisions of the Public Utility Holding Company Act of 2005. Cleco Holdings’ predecessor was incorporated on October 30, 1998, under the laws of the state of Louisiana. In 2016, Cleco Holdings became a direct, wholly owned subsidiary of Cleco Group and an indirect, wholly owned subsidiary of Cleco Partners.
Cleco Power is a regulated electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. Cleco Power owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 293,000 customers in Louisiana through its retail business. Additionally, Cleco Power supplies wholesale power in Louisiana and Mississippi. Cleco Power was organized as a limited liability company under the laws of the state of Louisiana on December 12, 2000. Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana.
Cleco Cajun, organized as a limited liability company on December 28, 2017, under the laws of the state of Louisiana, is an unregulated electric utility that owns 14 generating units with a total rated capacity of 3,379 MW and wholesale contracts serving a mixture of wholesale customers, which consists of electric cooperatives, a municipal body, a utility, and a non-profit corporation.
Cleco’s and Cleco Power’s mailing address is P.O. Box 5000, Pineville, Louisiana 71361-5000, and its telephone number is (318) 484-7400. Cleco’s website is located at https://www.cleco.com. Cleco’s and Cleco Power’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC are available, free of charge, through Cleco’s website after those reports or filings are filed electronically with or furnished to the SEC. Cleco’s electronically filed reports can also be obtained on the SEC’s website located at https://www.sec.gov. Cleco’s Governance Guidelines, Code of Conduct for Financial Managers, Ethics Guide, Conflicts of Interest and Related Policies, and the charters of its Boards of Managers’ Audit, Leadership Development and Compensation, Business Planning and Budget Review, Governance and Public Affairs, and Asset Management committees are available on its website and available in print upon request. Information on Cleco’s website or any other website is not incorporated by reference into this Annual Report on Form 10-K and does not constitute a part of this Annual Report on Form 10-K.
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
As of December 31, 2022, Cleco employed 1,330 employees, of whom 1,080 were professional, technical and craft employees, 127 were field management, and 123 were corporate management. At December 31, 2022, Cleco Power employed 779 employees, of whom 666 were professional, technical and craft employees, 83 were field management, and 30 were corporate management. All of these employees were full-time. Approximately 9% of Cleco’s employees are covered by collective bargaining agreements. Cleco has not experienced strikes or work stoppages and believes it has good relations with its employees.

Diversity and Inclusion
Cleco believes that diverse teams working in an inclusive environment are the primary drivers of better employee engagement, increased innovation, and higher customer satisfaction. With greater workplace diversity and inclusion, Cleco seeks to create the conditions for high performing teams to do their best work. Cleco’s efforts have been focused in three areas: making observable changes in leadership diversity and inclusion behaviors; Employee Resource Group (ERG) advisory; and strengthening an inclusive culture. The following are some of Cleco’s diversity and inclusion achievements related to such focus areas:

•Cleco’s Chief Human Resources and Diversity Officer was named an IDEAL (Inclusive, Diverse, Equitable, Accessible, and Learning) Black Woman Leader by Icarus Consulting LLC in February 2022 and was also named a Top 100 Human Resources Professional in April 2022 by the Energy Diversity and Inclusion Council,
•empowered the Cleco Diversity and Inclusion Council as a group of leaders to leverage diversity and inclusion to help make Cleco’s business stronger,
•committed to the pledge for CEO Action for Diversity & Inclusion to communicate a commitment to diversity and inclusion actions,

CLECO
CLECO POWER	2022 FORM 10-K
•completed implicit bias awareness training with 100% participation to increase awareness of implicit bias and enhance the ability to manage diverse work teams in an inclusive work environment,
•increased diversity and inclusion communications internally and externally, specifically as it relates to ESG. Internally, a live, virtual panel of Cleco executives spoke about managing a multi-generational workforce. Externally, Cleco continues to celebrate diversity in the communities in which it serves,
•ERG continued to engage employees and allies in providing their perspective on thoughts and issues to drive exposure and development, and
•continued to fund the Power of a Promise Scholarship to educate and employ underrepresented minorities and females in the central Louisiana area as well as sponsor the Diversity Scholars Program.

Health, Safety, and Wellness
The success of Cleco’s business is fundamentally connected to the well-being of its employees. Accordingly, Cleco is committed to the health, safety, and wellness of its employees.
Cleco has a strong safety culture and continues to develop programs to ensure its employees are safe at work and away from work. Cleco strives to improve its safety culture in an effort to be a “world class” safety organization with top decile performance compared to peer companies with the goal of reaching a target of zero for injuries and accidents. To accomplish this goal, Cleco continues to implement several safety initiatives throughout the organization aimed at both leading and lagging indicators in an effort to reduce the number and severity of safety incidents. Cleco utilizes employee-led safety teams throughout the company to drive the safety initiatives and provide feedback to senior management. In addition to Occupational Safety and Health Administration mandated safety training, employees receive human performance and energy wheel (hazard identification) training, designed to improve total organization performance.
Cleco continues to provide its employees and their families with access to a variety of health and wellness programs, including programs that provide protection and security so they can have peace of mind concerning events that may require time away from work. Cleco also has programs that support employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage engagement in healthy behaviors. These include paid time off, family leave, flexible work schedules, employee assistance programs, tuition assistance, and on-site services, such as fitness centers, among many others.

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

Talent Acquisition and Talent Development
Cleco prioritizes investing in the attraction and development of the talent needed to build a sustainable workforce. Cleco has continued to revamp its recruiting and hiring practices, technologies, and resources as well as expand its focus on continuous learning and development. Cleco utilizes industry-leading methodologies to assess performance and potential, provide coaching and feedback, and develop talent. Cleco provides a series of targeted management workshops to address leadership skill and competency gaps. Additionally, its performance management program provides an ongoing opportunity for employees and managers to engage in continuous dialogue and coaching aligned with its annual performance review process. Cleco also has a multitude of resources, such as online learning platforms, that provide quick access to learning resources, tuition reimbursement, and executive talent and succession planning paired with a differentiated development approach. Cleco also encourages employees to engage in external workshops and organizations to address individualized development needs and stay abreast of industry and position-specific best practices.

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
Pulse, which is Cleco’s mobile, two-way communication platform for employees, allows for tracking of viewership, enables targeted messaging by employee segments, and offers key performance indicators to measure how internal communication supports Cleco’s business objectives. In support of employee engagement efforts, Pulse is the cornerstone of communication for all employees in which 95% of Cleco employees are registered. Pulse has allowed Cleco to successfully reach employees during the COVID-19 pandemic, hurricanes, and winter storms. Pulse also enables forums on topics such as diversity and inclusion and safety.

Communities
Cleco believes that building connections between its employees and its communities creates a more meaningful, fulfilling, and enjoyable workplace. Cleco is committed to being a responsible company in the communities where it does business. Through Cleco’s technology platforms for employee giving, company matching, and volunteering program, employees are able to find and register for volunteer opportunities within their communities and use automated payroll deductions to donate to causes they are passionate about. Cleco continues to match employee donations made to Louisiana qualifying causes dollar for dollar up to $1,000 per year per employee. Employees can also be rewarded with $10 for every hour of volunteer time, up to $500 per year. Organizations are also able to enroll in the platform in order to receive donations faster and connect with corporate giving and volunteering opportunities at Cleco. Cleco also frequently collaborates with organizations on volunteer activities for its employees. Throughout the year, employees make a positive

CLECO
CLECO POWER	2022 FORM 10-K
impact in their local communities and have found a multitude of special ways to volunteer.

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

OPERATIONS

Cleco Power

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7,
“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2022, and 2021 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2022, Cleco Power’s aggregate net electric generating capacity was 2,824 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time under certain conditions.
On July 13, 2022, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. On January 31, 2023, Cleco Power filed a notice with the LPSC to retire Teche Unit 3.
The following table sets forth certain information with respect to Cleco Power’s generating facilities as of December 31, 2022:

GENERATING STATION	YEAR OF INITIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		424		natural gas	steam
Rodemacher Unit 2	1982	157	(2)	147	(2)	coal	steam
Madison Unit 3	2010	641		627		petroleum coke/coal	steam
Acadia Unit 1	2002	580		538		natural gas	combined cycle
Coughlin Unit 6	2000	264		254		natural gas	combined cycle
Coughlin Unit 7	2000	511		481		natural gas	combined cycle
Teche Unit 3	1971	359		272		natural gas	steam
Teche Unit 4	2011	33		34		natural gas	combustion
St. Mary Clean Energy Center	2019	50		47		waste heat	steam
Total generating capability		3,035		2,824
(1) Based on capacity testing of the generating units and operational tests performed between March and August 2022. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(2) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2022	10,842	87.0%
2021	10,774	90.7%
2020	11,801	101.5%

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
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

CLECO
CLECO POWER	2022 FORM 10-K

		LIGNITE		COAL	NATURAL GAS		PETROLEUM COKE		RENEWABLES	WEIGHTED AVERAGE COST PER MWh
YEAR	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	PERCENT OF GENERATION
2022	N/A (1)	N/A (1)	$31.56	14.1%	$54.78	66.7%	$57.64	17.0%	2.2%	$51.02
2021	$134.76	4.3%	$24.20	14.7%	$33.71	55.2%	$31.62	23.9%	1.9%	$35.75
2020	$159.10	2.9%	$25.49	9.1%	$16.97	66.2%	$17.40	20.3%	1.5%	$21.90
(1) Prior to the retirement of the Dolet Hills Power Station on December 31, 2021, Cleco Power used lignite for generation at the plant. For information about the lignite fuel costs under prudency review, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — Deferred Lignite and Mine Closure Costs.”

Power Purchases
Cleco Power is a participant in the MISO market. MISO makes economic and routine dispatch decisions regarding Cleco Power’s generating units. Power purchases are made at prevailing market prices, also referred to as LMP. LMP includes a component directly related to congestion on the transmission system. Pricing zones with greater transmission congestion may have higher LMPs. Physical transmission constraints present in the MISO market could increase energy costs within Cleco Power’s pricing zones. For information on Cleco Power’s ability to pass on to its customers substantially all of its fuel and purchased power expenses, see “— Regulatory Matters, Industry Developments, and Franchises — Rates.” For information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”

Coal, Petroleum Coke, and Lignite Supply
Cleco Power uses coal for generation at Rodemacher Unit 2. On January 1, 2022, Cleco Power contracted with a supplier to provide Cleco Power’s coal needs at Rodemacher Unit 2, utilizing a two-year, fixed-price, coal agreement expiring on December 31, 2023. For 2023, Cleco Power intends to meet its coal needs through this coal agreement and one other short-term, fixed-price coal agreement. In 2022, Cleco Power had an agreement to transport coal from Wyoming’s Powder River Basin to Rodemacher Unit 2. This agreement was renewed on January 1, 2023, for an additional three years, expiring on December 31, 2025. During 2021, Cleco Power renewed its lease for 113 railcars to transport its coal under one lease, which expires on March 31, 2024.
The continuous supply of coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. At December 31, 2022, Cleco Power’s coal inventory at Rodemacher Unit 2 was approximately 109,000 tons (approximately a 45-day supply).
Cleco Power uses a combination of petroleum coke and Illinois Basin coal for generation at Madison Unit 3. Petroleum coke is a by-product of the oil refinery process and is not considered a fuel specifically produced for a market; however, ample petroleum coke supplies are produced from refineries each year throughout the world, particularly in the Gulf Coast region. The price of petroleum coke is largely driven by the demand for the fuel and the related transportation costs. During 2022, Cleco Power received its petroleum coke supply from multiple refineries located along the upper and lower Mississippi River. Cleco Power purchased approximately 722,000 tons of petroleum coke during 2022, all of which were either an evergreen extension of a previous agreement or a negotiated agreement for one year ending on December 31, 2022. Cleco Power has one-year agreements, expiring on December 31, 2023, to purchase 779,000 tons of petroleum coke from multiple refineries located along the upper and lower Mississippi River.
During 2022, Cleco Power purchased approximately 202,000 tons of Illinois Basin coal. Cleco Power uses Louisiana waterways, such as the Mississippi River and the Red River, to deliver both petroleum coke and Illinois Basin coal to the Madison Unit 3 plant site. The continuous supply of petroleum coke and Illinois Basin coal may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. On January 1, 2023, Cleco Power contracted with a supplier to provide Cleco Power’s coal needs at Madison Unit 3 utilizing a two-year, fixed-price, coal agreement expiring on December 31, 2024. For 2023, Cleco Power intends to meet its petroleum coke needs through three one-year, fixed-price petroleum coke agreements. Cleco Power has a logistics agreement with its primary transportation coordinator and provider that is set to expire in March 2033. At December 31, 2022, Cleco Power’s petroleum coke inventory at Madison Unit 3 was approximately 211,000 tons, and Cleco Power’s Illinois Basin coal inventory at Madison Unit 3 was approximately 70,000 tons. The total fuel inventory was 281,000 tons (approximately a 47-day supply).

Natural Gas Supply
During 2022, Cleco Power purchased 58.2 million MMBtu of natural gas for the generation of electricity. The annual and average per-day quantities of gas purchased by Cleco Power from each supplier are shown in the following table:

NATURAL GAS SUPPLIER	2022 PURCHASES (MMBtu)	AVERAGE AMOUNT PURCHASED PER DAY (MMBtu)	PERCENT OF TOTAL NATURAL GAS USED
Tenaska Marketing Ventures	12,889,300	35,313	22.1%
Mansfield Power and Gas	12,088,311	33,119	20.8%
Spire Marketing, Inc	4,807,300	13,171	8.3%
Sabine Pass Liquefaction, LLC	3,842,500	10,527	6.6%
Total Gas & Power North America, Inc	3,774,700	10,342	6.5%
Cima Energy LP	3,470,700	9,509	6.0%
Nextera Energy Resources	2,945,400	8,070	5.1%
Vitol, Inc	1,784,463	4,889	3.1%
Others	12,623,629	34,585	21.5%
Total	58,226,303	159,525	100.0%
Cleco Power owns natural gas pipelines and interconnections at all of its natural gas generating facilities that allow it to access various natural gas supply markets and maintain a reliable, economical fuel supply for its customers.
Although natural gas prices were elevated and extremely volatile during 2022, natural gas was available without interruption throughout the year. Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers. Natural gas prices may increase rapidly in response to temporary supply interruptions. During 2022 Cleco Power contracted for natural

CLECO
CLECO POWER	2022 FORM 10-K
gas firm transportation with two interstate pipelines. One pipeline contract is for a period of two years ending October 31, 2024, and the other is for six months ending May 31, 2023.
Cleco Power also uses underground salt dome gas storage to help mitigate supply disruptions to its generating facilities and to operationally balance gas supply to its units. The storage volume is contracted by paying a capacity reservation charge at a fixed rate. There are also variable charges incurred to withdraw and inject gas from storage. At December 31, 2022, Cleco Power had 1.2 million MMBtu of gas in storage. Currently, Cleco Power anticipates that its diverse supply options and gas storage, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies.
Sales
Cleco Power’s 2022 and 2021 system peak demands, which occurred on December 24, 2022, and February 16, 2021, were 2,695 MW and 2,645 MW, respectively. Sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. For information on the effects of future energy sales on Cleco Power’s results of operations, financial condition, and cash flows, see Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” and “— Weather Sensitivity.”
Reserve margin is the net capacity resources (either owned or purchased) less native load demand, divided by native load demand. Members of MISO submit their forecasted native load demand to MISO each year. During 2022, Cleco Power’s reserve margin was 9.1%, which was above MISO’s unforced planning reserve margin benchmark of 8.7%. During 2021, Cleco Power’s reserve margin was 22.5%, which was also above MISO’s unforced planning reserve margin benchmark of 9.4%. Cleco Power plans on meeting its planning reserve margin requirements in 2023 as MISO transitions from a traditional annual unforced capacity value to a seasonal accreditation capacity value. For more information on MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”
Customers and Competition
During 2022 and 2021, Cleco Power had one wholesale customer that accounted for 10.8% and 10.6%, respectively, of its consolidated revenue. In 2021 through a request for proposal process, this significant wholesale customer informed Cleco Power it was not selected as a provider of capacity and energy after the first quarter of 2024, and on October 19, 2022, the LPSC certified these results. Cleco Power’s failure to recontract this agreement is expected to affect jurisdictional retail rates that will be subject to review by the LPSC in conjunction with Cleco Power’s next rate case, expected to be effective July 1, 2024.
Cleco Power did not have a significant customer that accounted for 10% or more of its consolidated revenue in 2020.
During 2022, 2021, or 2020, Cleco Power did not have a significant customer that accounted for 10% or more of Cleco’s consolidated revenue.
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
The LPSC’s consideration of adopting minimum physical capacity threshold requirements for load serving entities could materially impact Cleco Power’s results of operations, financial condition, and cash flows. Management is unable to determine the timing and outcome of a final LPSC ruling.
Capital Investment Projects
For a discussion of certain Cleco Power major capital investment projects, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Cleco Power.”
Capital Expenditures and Financing
For information on Cleco Power’s capital expenditures, financing, and related matters, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

Cleco Cajun
Power Generation
The following table sets forth certain information with respect to Cleco Cajun’s generating facilities:

CLECO
CLECO POWER	2022 FORM 10-K

GENERATING STATION	COMMENCEMENT OF COMMERCIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Bayou Cove (2)	2002	225		221		natural gas	combustion
Big Cajun I
Unit 1 and Unit 2	1972	220		172		natural gas	steam
Unit 3 and Unit 4	2001	210		193		natural gas	combustion
Big Cajun II
Unit 1	1981	580		532		coal	steam
Unit 2	1982	540		552		natural gas	steam
Unit 3	1983	341	(4)	318	(4)	coal	steam
Cottonwood (3)	2003	1,263		1,166		natural gas	combined cycle
Total generating capability		3,379		3,154
(1) Based on capacity testing of the generating units and operational tests performed between April and August 2022. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(2) Units 2, 3, and 4.
(3) Units 1, 2, 3, and 4. Upon closing of the Cleco Cajun Transaction, Cottonwood Energy entered into the Cottonwood Sale Leaseback. For more information on the Cottonwood Sale Leaseback, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Leases — Additional Lessee Disclosures — Cottonwood Sale Leaseback Agreement.”
(4) Represents Cleco Cajun’s 58% ownership interest in the capacity of Big Cajun II, Unit 3, a 588-MW generating unit.
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

Customers and Competition
Competition for Cleco Cajun’s electric cooperative customers is limited through the first quarter of 2025, when the majority of the wholesale electric supply contracts expire. Cleco Cajun’s cooperative customers have notified Cleco Cajun that it was not selected as a provider beyond the first quarter of 2025. The regulatory certification process for new supply contracts has been finalized by the LPSC for all but three cooperative customers. This non-selection is believed to be the result of a trend toward cooperatives favoring shorter-term, market-based solutions and intermittent renewables rather than asset-backed, long-term full-service contracts. Cleco Cajun’s failure to recontract these agreements could have a material adverse effect on Cleco's results of operations, financial condition, or cash flows as early as the second quarter of 2025. Cleco is exploring options related to its investment in Cleco Cajun, including the potential sale of part or all of Cleco Cajun’s assets.
Cleco Cajun did not have a significant customer that accounted for 10% or more of Cleco’s consolidated revenue in 2022, 2021, or 2020.
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
The LPSC’s consideration of adopting minimum physical capacity threshold requirements for load serving entities could materially impact Cleco’s results of operations, financial condition, and cash flows. Management is unable to determine the timing and outcome of a final LPSC ruling.

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

CLECO
CLECO POWER	2022 FORM 10-K
Prior to July 1, 2021, Cleco Power’s annual retail earnings were subject to an FRP established by the LPSC in June 2014. The 2014 FRP allowed Cleco Power to earn a target ROE of 10.0%, while providing the opportunity to earn up to 10.9%. Additionally, 60.0% of retail earnings between 10.9% and 11.75%, and all retail earnings over 11.75%, were required to be refunded to customers. On June 16, 2021, the LPSC approved Cleco Power’s current FRP. Effective July 1, 2021, under the terms of the current FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5% and all retail earnings over 10.5% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. Cleco Power’s next base rate case is required to be filed with the LPSC on or before March 31, 2023. For more information on the current FRP, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — FRP.”
From June 1, 2021, through August 31, 2022, Cleco Power recovered from retail customers certain incurred costs associated with Hurricanes Laura, Delta, and Zeta through an interim storm recovery rate. Effective September 1, 2022, those costs are being recovered through a new storm recovery surcharge resulting from the storm recovery securitization financing. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Securitization.”
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC. For more information on the FAC and the most recent fuel audits, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”
Cleco Power has an EAC that is used to recover from its customers certain costs of environmental compliance. These costs are subject to periodic review by the LPSC. For more information on the EAC and the most recent environmental audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit.”
For information on the regulatory impacts of the TCJA on Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — Regulatory Refunds — TCJA.”
For information on Cleco Power’s and Cleco Cajun’s transmission rates, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Revenue Recognition — Transmission Revenue.”
For information on regulatory risks that could have an impact on Cleco, see Item 1A, “Risk Factors — Regulatory Risks.”

Franchises
Cleco Power operates under nonexclusive franchise rights granted by governmental units, such as municipalities and parishes (counties), and enforced by state law. These franchises are for fixed terms that vary in length. Historically, Cleco Power has been substantially successful in the timely renewal of franchises as each neared the end of its term.

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

•the ability of electric utilities to recover stranded costs,
•the role of electric utilities, independent power producers, and competitive bidding in the purchase, construction, and operation of new generating capacity,
•the role of electric utilities and independent transmission providers in competitive bidding in the construction of new transmission facilities,
•the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,
•FERC’s assessment of market power and a utility’s ability to buy generation assets,
•mandatory transmission reliability standards,
•NERC’s imposition of additional reliability and cybersecurity standards,
•the authority of FERC to grant utilities the power of eminent domain,
•increasing requirements for renewable energy sources,
•demand response and energy efficiency standards,
•comprehensive environmental regulation in the areas of air, water, and waste,
•FERC’s ability to impose financial penalties, and
•the LPSC’s consideration of adopting minimum physical capacity threshold requirements for load serving entities.

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

CLECO
CLECO POWER	2022 FORM 10-K
respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery of the costs to comply with certain environmental laws and regulations from its retail customers. If recovery were to be approved by the LPSC, then Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, then Cleco Power would bear those costs directly. Such a decision could negatively impact the results of operations, financial condition, or cash flows of the Registrants. For information on Cleco Power’s expected capital expenditures related to environmental compliance, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

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

Regional Haze SIP
The CAA contains a regional haze program with the goal of returning Class I Federal areas of the nation to natural visibility by 2064. States are required to develop a SIP and revise it every ten years. The SIP must include requirements for the installation of Best Available Retrofit Technology (BART) for applicable EGUs in Louisiana. The EPA issued a final approval of the Louisiana SIP for the first planning phase in December 2017. Although the approval was appealed to the U.S. Court of Appeals for the Fifth Circuit by multiple organizations, the court denied all the challenges to the EPA’s approval of the Louisiana Regional Haze SIP. Because the Louisiana SIP mandates use of existing controls and participation in the CSAPR as BART, Cleco does not believe the Louisiana SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants. The second planning period for the regional haze program covers the period from 2018 through 2028 and requires states to adopt SIPs that make reasonable further progress toward achieving natural visibility conditions in Class I Federal areas. The LDEQ published a proposed SIP for the second planning period in April 2021 for public comment and it may be subject to revision upon further review by the LDEQ before it is submitted to the EPA. The proposal does not call for new controls on any state sources, but instead, it relies upon existing consent decrees and expected source retirements to achieve reasonable progress in reducing emissions and improving visibility in Class I Federal areas. The SIP for the second planning phase has not been submitted to the EPA. The EPA published in the Federal Register on August 30, 2022, the finding that Louisiana and fourteen other states failed to submit a regional haze SIP for the second planning period. The EPA must issue a federal implementation plan within two years of the effective date of this finding if a SIP is not provided by LDEQ before then. Until the LDEQ determines what the reasonable progress requirements are for Cleco units and completes its update of the SIP and the EPA approves the SIP, Cleco is unable to predict if the second phase SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Acid Rain Program
The CAA also established the Acid Rain Program to address the effects of acid rain and imposed restrictions on acid rain-causing SO2 emissions from certain generating units. The CAA requires all of the regulated EGUs to possess a regulatory allowance for each ton of SO2 emitted beginning in 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. Cleco had sufficient allowances for operations in 2022 and expects to have sufficient allowances for 2023 operations under the Acid Rain Program.
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
In October 2015, the EPA promulgated a revision to the 2015 ozone NAAQS, lowering the level of both the primary and secondary standards to 70 ppb. Under the CAA, each state is required to submit a SIP that provides for the implementation, maintenance and enforcement of each primary and secondary NAAQS. In particular, each SIP must contain adequate provisions prohibiting emissions activity within the state, which will contribute significantly to non-attainment or interfere with maintenance by any other state with respect to any such primary or secondary ambient air quality standard. On October 15, 2021, the EPA published in the Federal Register a proposed consent decree that would establish a deadline for the EPA to approve or disapprove “good neighbor” SIP submittals by April 30, 2022, for a number of states including Louisiana. On January 12, 2022, the U.S. District Court for the Northern District of California entered the final consent decree and on February 22, 2022, the EPA issued a proposed disapproval of the “good neighbor” SIP submitted by Louisiana

CLECO
CLECO POWER	2022 FORM 10-K
for the 2015 ozone NAAQS. On April 6, 2022, the EPA published in the Federal Register a proposed federal implementation plan (FIP) that if finalized would be applied to address the “good neighbor” requirements for the 2015 ozone NAAQS for those states that do not have an approved SIP. If the EPA finalizes its proposed disapproval of the Louisiana SIP, the EPA would apply a finalized FIP to address the “good neighbor” provision for Louisiana for the 2015 ozone NAAQS, which might result in the allocation of fewer emission allowances to generating units and may cause Cleco to buy additional allowances and/or take other measures to comply. Management is unable to predict or give a reasonable estimate of the outcome of the EPA’s decision regarding the “good neighbor” provision.

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
In March 2017, the executive order of Energy Independence was issued. Among other measures, the order directed the EPA to review the CPP, the proposed Federal Implementation Plan for the CPP, and the GHG NSPS. On July 8, 2019, the EPA published in the Federal Register a final rule repealing the CPP and issuing a replacement to the CPP, informally known as the ACE Rule. The ACE Rule requires state agencies to set standards of performance for each affected generating unit and submit the implementation plan to the EPA for approval by July 8, 2022, with compliance expected within 24 months thereafter. On January 19, 2021, the D.C. Circuit Court of Appeals ruled that the EPA’s repeal of the CPP and its 2019 promulgation of ACE were unlawful. Therefore, the court issued an order to vacate and remand the ACE Rule to the EPA. On February 22, 2021, the court granted the EPA’s unopposed motion for a partial stay of the issuance of the mandate on vacating the CPP repeal, ordering that it will withhold issuance of the mandate with respect to the vacatur of the CPP repeal until the EPA responds to the court’s remand by promulgating a new rule to regulate GHG emissions from existing electric generating units. Therefore, the CPP will not take effect during the EPA’s rulemaking process. In addition, on March 5, 2021, the D.C. Circuit Court of Appeals issued the partial mandate effectuating the court’s vacatur of the ACE Rule that makes effective the court’s decision to vacate the ACE Rule. In April 2021, multiple parties filed petitions for a writ of certiorari asking the U.S. Supreme Court to review the decision by the D.C. Circuit Court of Appeals. On October 29, 2021, the U.S. Supreme Court granted four petitions for certiorari asking the D.C. Circuit Court of Appeals to review its decision to vacate and remand the ACE Rule. On June 30, 2022, the U.S. Supreme Court released its opinion on the D.C. Circuit Court of Appeals vacating and remanding the ACE rule. The U.S. Supreme Court indicated in its opinion that the EPA does not have the authority to apply generation shifting in the regulation of GHG emissions as in the CPP. The case was returned to the D.C. Circuit Court of Appeals. It is expected that the EPA will issue a new GHG rule taking the Court’s opinion into consideration.
On January 20, 2021, the Presidential administration issued an executive order directing federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The administration also released a non-exhaustive list of agency actions to be reviewed, which includes the ACE Rule. Until the D.C. Circuit Court of Appeals opinion has been determined to be final and the EPA has responded to the court’s opinion and the executive order to review the ACE Rule, management cannot determine the future regulatory requirements for GHGs for the utility industry and the potential impact on Cleco’s existing affected units. However, any new rules that require significant reductions in CO2 emissions for existing EGUs could require significant capital expenditures or curtailment of operations of certain EGUs to achieve compliance.
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

CLECO
CLECO POWER	2022 FORM 10-K
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
On December 21, 2020, after a required review, the EPA published a final rule that retains the NAAQS for ozone, which was last revised in 2015. Cleco’s generation facilities are not located in areas designated as nonattainment of the ozone NAAQS.

Other
On May 2, 2019, Louisiana Generating notified the EPA and the LDEQ that it has elected not to Retrofit (as such term is defined in the Consent Decree) Big Cajun II, Unit 1.
On December 15, 2022, Louisiana Generating notified the EPA and the LDEQ that it had elected to Refuel (as such term is defined in the Consent Decree) Big Cajun II, Unit 1, in accordance with certain provisions of the Consent Decree.

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
In March 2011, the EPA proposed regulations that would establish standards for cooling water intake structures at existing power plants and other facilities pursuant to Section 316(b) of the CWA. The EPA published its final rule in August 2014. The standards are intended to protect fish and other aquatic wildlife by minimizing capture, both in screens attached to intake structures (impingement mortality) and in the actual intake structures themselves (entrainment mortality). The final rule (1) sets a performance standard, dealing with fish impingement mortality or reducing the flow velocity at cooling water intakes to less than 0.5 feet per second and (2) requires entrainment standards to be determined on a case-by-case basis by state-delegated permitting authorities. Facilities subject to the standards are required to complete a number of studies within a 45-month period and then comply with the rule as soon as possible after the next discharge permit renewal, by a date determined by the permitting authorities. Portions of the final rule could apply to a number of Cleco’s fossil fuel steam electric generating stations. Until the required studies are conducted, including technical and economic evaluations of the control options available, and regulatory agency officials have reviewed the studies and made determinations, Cleco remains uncertain as to which technology options or retrofits will be required to be installed on its affected facilities. The costs of required technology options and retrofits may be significant, particularly if closed cycle cooling is required.
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
On January 20, 2021, the Presidential administration released a non-exhaustive list of agency actions to be reviewed, which includes the ELG Rule.

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
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The CCR Rule establishes extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Circuit Court of Appeals vacated several requirements in the CCR Rule, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in December 2019, the EPA published a proposed rule that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. The CCR Rule was finalized and published in the Federal Register on August 28, 2020. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final CCR Rule. On January 11, 2022, the EPA communicated that Cleco’s demonstrations have been

CLECO
CLECO POWER	2022 FORM 10-K
deemed complete, subject to the EPA’s approval based on pending technical reviews. During the third quarter of 2022, Cleco ceased placing all CCR and non-CCR waste streams in the bottom ash impoundments at the Dolet Hills Power Station. A Notice of Intent to Close was posted on the Dolet Hills CCR website, updated closure plans were submitted to the LDEQ, and Cleco notified the EPA that it withdrew its Part A demonstration for the Dolet Hill’s impoundments.
On January 20, 2021, the Presidential administration released a nonexhaustive list of agency actions to be reviewed, which includes the CCR rules promulgated in July 2018, August 2020, and November 2020. The EPA has completed its review of the three CCR rules and has determined that the most environmentally protective course is to implement the rules.
As a result of solid waste disposal regulations, Cleco Power and Cleco Cajun have AROs for the retirement of certain ash disposal facilities. All costs of the CCR Rule for Cleco Power are expected to be recovered from its customers in future rates. The actual asset retirement costs related to the CCR Rule requirements may vary substantially from the estimates used to record the increased obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Cleco will continue to gather additional data in future periods and will make decisions about compliance strategies and the timing of closure activities. As additional information becomes available and management makes decisions about compliance strategies and the timing of closure activities, Cleco will update the ARO balances to reflect these changes in estimates. For more information on Cleco’s compliance strategies and financial impacts of the CCR Rule, see Part II, Item 8, “Financial Statements and Supplementary Data—Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments.” For more information on the regulatory treatment of Cleco Power’s AROs, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Regulatory Assets and Liabilities — AROs.”
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

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
The CERCLA imposes liability on parties responsible for, in whole or in part, the presence of hazardous substances at a site. In 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA for a facility known as the Devil’s Swamp Lake site located just northwest of Baton Rouge, Louisiana. The notice requested that Cleco and Cleco Power, along with many other listed potentially responsible parties (PRP), enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. In 2008, the EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has been made. The EPA issued a Unilateral Administrative Order to two PRPs, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in 2009. The Tier 1 part of the study was completed in June 2012. The tier 2 remedial investigation report was made public in December 2015. In September 2019, the EPA publicly announced a proposed cleanup strategy for the Superfund Site. In August 2020, the EPA signed a Record of Decision for the Devil’s Swamp Lake site that defines a remediation approach for cleaning up the site and monitoring the natural recovery of certain areas of the lake. With the Record of Decision signed, the EPA has started the enforcement negotiations for the next phase of the project. Management is unable to determine how significant Cleco’s share of the costs associated with a possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2022 FORM 10-K
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

CLECO
CLECO POWER	2022 FORM 10-K
located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
For example, during 2020 and 2021, Cleco’s service territory sustained substantial damage from four separate hurricanes and two winter storms that resulted in damage to Cleco Power’s distribution and transmission assets, electricity generation supply shortages, natural gas supply shortages, increases in prices of natural gas in the U.S., and significant outages for Cleco Power’s customers.
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

Workforce

Failure to attract, retain, and develop an appropriately qualified workforce could have a negative impact on business operations and a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Certain events, such as employee resignations and retirements, labor shortages, wage inflation, an aging workforce without appropriate replacements, a lack of equivalent or enhanced skill sets to fulfill future needs, or unavailability of contract resources, may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge, difficulty in finding highly-skilled, qualified candidates, specifically due to the location of Cleco’s corporate office and potential employee relocation challenges even with a hybrid work option, and a lengthy time period associated with skill development. Costs may increase as a result of contractors replacing employees, productivity slowdown, and safety incidents. Failure to hire and adequately develop replacement employees, maintain an inclusive work environment, transfer functional knowledge and expertise to the next generation of employees, ensure the availability of skilled new hires, or accept hybrid or remote work options may adversely affect the ability to manage and safely operate the Registrants’ business. If the Registrants are unable to successfully attract, retain, and develop an appropriately qualified workforce, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.

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
The operation of Cleco’s extensive electrical systems relies on evolving operational and information technology systems and network infrastructures that are becoming extremely complex as new technologies and systems are implemented to more safely and reliably deliver electric services. Cleco’s business is highly dependent on its ability to process and monitor, on a real-time daily basis, a large number of tasks and transactions, many of which are highly complex. Cleco’s hybrid remote working environment makes protecting distributed assets more challenging, and there is a greater opportunity for successful cyberattacks. The failure of Cleco’s operational and information technology systems and networks due to a physical attack, cyberattack, or other event would significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Despite implementation of security and mitigation measures, Cleco’s technology systems and those of Cleco’s vendors are vulnerable to inoperability, impaired operations, or failures due to physical attacks or cyberattacks on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s or its vendor’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could have a material adverse effect on the financial conditions, results of operations, or cash flows of the Registrants.

CLECO
CLECO POWER	2022 FORM 10-K
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

Pandemics, Epidemics, and Other Outbreaks
Cleco faces risks related to pandemics, epidemics, and outbreaks, including economic, regulatory, legal, workforce, and cybersecurity risks, that could have a material adverse impact on the results of operations, financial condition, cash flows, or liquidity of the Registrants.
The COVID-19 pandemic (and other pandemics, epidemics, and outbreaks) has adversely affected global economic activities and conditions. There is considerable uncertainty associated with pandemics, epidemics, and outbreaks regarding the extent and duration of governmental and other measures implemented to try to slow the spread of any of these occurrences, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns that could reduce the availability and productivity of Cleco employees, key contractors, and vendors. Cleco’s ability to timely satisfy regulatory requirements, such as recordkeeping and/or timely reporting requirements, could be affected.
On December 4, 2020, Cleco Power made a filing with the LPSC requesting recovery of the expenses incurred as a result of an LPSC executive order issued in response to the COVID-19 pandemic, prohibiting the disconnection of utilities for nonpayment, as well as the lost revenue associated with the disconnection fees and incremental costs. At December 31, 2022, Cleco Power had a regulatory asset of $3.0 million for expenses incurred related to the executive order. Approval of the recovery of these expenses by the LPSC is expected in the second quarter of 2023. For more information regarding the regulatory asset associated with the LPSC’s executive order, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Regulatory Assets and Liabilities — COVID-19 Executive Order.”
Cleco cannot predict the duration, extent, effect, or ultimate impact of any pandemic, epidemic, outbreak, or governmental responsive measure may have on the global, national, or local economy, the capital markets, or Cleco’s suppliers or customers. Any of the foregoing events or other unforeseen consequences could have a material adverse effect on the results of operations, financial condition, cash flows, or liquidity of the Registrants.

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
Cleco’s generating facilities are currently fueled primarily by coal, natural gas, and petroleum coke. The deliverability of these fuel sources may be constrained due to such factors as higher demand, decreased regional supply, production shortages, weather-related disturbances, railroad constraints or disruptions, waterway levels, labor strikes, or lack of transportation capacity. If suppliers are unable to deliver the contracted volume of fuel and associated inventories are depleted, Cleco may be unable to operate its generating units which may cause Cleco Power to incur higher costs, which in turn could increase the cost to customers. Cleco Power’s fuel and MISO-procured/settled energy expenses, which are recovered from its customers through the FAC, are subject to refund until either a prudency review or a periodic fuel audit is conducted by the LPSC.
Cleco Power could be indirectly liable for the impacts of other companies’ activities on lands that have been mined and reclaimed by Cleco Power. The liability for impacts on reclaimed lands may not be recoverable in rates and could

CLECO
CLECO POWER	2022 FORM 10-K
have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

The construction of and capital improvements to power generation, transmission, and distribution facilities involve substantial risks. Should construction or capital improvement efforts be unsuccessful or significantly more expensive than planned, the financial condition, results of operations, or liquidity of the Registrants could be materially affected.
Cleco’s ability to complete construction of or capital improvements to power generation, transmission, and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, inaccurate cost estimates, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel or material costs, changes in the economy, changes in laws or regulations, including environmental compliance requirements, and other events beyond the control of Cleco may materially affect the schedule and cost of these projects. If these projects are significantly delayed or become subject to cost overruns or cancellation, Cleco could incur additional costs including termination payments, face increased risk of potential write-off of the investment in the project, or be unable to recover such costs in rates. Furthermore, failure to maintain various levels of generating unit availability or transmission and distribution reliability may result in various disallowances of Cleco Power’s investments.

Alternative Generation Technology

Changes in technology may have a material adverse effect on the value of Cleco Power’s and Cleco Cajun’s generating facilities.
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably wind turbines, photovoltaic cells, and other solar generated power. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. As new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generating assets. In addition, to the extent Cleco is slow to adopt viable alternative generation technologies, employs technology that is problematic to operate, and/or under or over relies on these alternative technologies, the value of Cleco Power’s and Cleco Cajun’s generating facilities could be reduced.

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
The Registrants are parties to various litigation matters arising out of the ordinary operations of their business. The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated. The liability that the Registrants may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
Cleco Cajun’s cooperative customers have finalized their recontracting decisions beyond the first quarter of 2025 and all have notified Cleco Cajun that it was not selected as a provider. The regulatory certification process for the new supply contracts has been finalized by the LPSC for all but three cooperative customers. This non-selection is believed to be the result of a trend toward cooperatives favoring shorter-term, market-based solutions and intermittent renewables rather than asset-backed, long-term full-service contracts. Cleco is exploring options related to its investment in Cleco Cajun, including the potential sale of part or all of Cleco Cajun’s assets. Cleco Cajun’s failure to recontract these agreements, the failure to enter into new contracts with other counterparties, or failure to take other mitigating measures for the loss of existing contracts could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows, and liquidity as early as the second quarter of 2025.

CLECO
CLECO POWER	2022 FORM 10-K

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
As a result of the 2016 Merger, Cleco Holdings and Cleco Power made the 2016 Merger Commitments to the LPSC including, but not limited to, the extension of Cleco Power’s FRP for an additional two years, maintaining employee headcount, salaries, and benefits for ten years, and a limitation from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. Additionally, upon approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC including, but not limited to, holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction and the repayment of $400.0 million of Cleco Holdings’ debt by 2024. For information about Cleco Holdings’ repayment schedule, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt — Cleco.”

Cleco Power’s Rates

The LPSC and FERC regulate the retail rates and wholesale transmission tariffs, respectively, that Cleco Power can charge its customers.
Cleco Power’s ongoing financial viability depends on its ability to recover its costs in a timely manner from its LPSC-jurisdictional customers through LPSC-approved rates and its ability to recover its FERC-authorized revenue requirements from its FERC-jurisdictional wholesale transmission customers. Cleco Power’s financial viability also depends on its ability to recover in rates an adequate return on capital, including long-term debt and equity. Generally, historical costs are used by the LPSC in determining Cleco Power’s rates. If Cleco Power is unable to recover any material amount of its costs in rates in a timely manner or recover an adequate return on capital, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected. Recovery of these costs could result in rising utility bills threatening the affordability of such costs by Cleco Power’s customers in certain demographic areas, which in turn could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases or, in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. These proceedings may examine, among other things, the prudency of Cleco Power’s operation and maintenance practices, level of subject expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow recovery of costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of just and reasonable rates.
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
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC. Cleco Power’s current retail rate plan became effective on July 1, 2021. If a refund of previously recorded revenue is required as a result of the LPSC’s review, the refund could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For more information about the current retail rate plan, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — Regulatory Refunds — FRP.”
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
Generally, Cleco Power’s cost of fuel used for electric generation and cost of purchased power are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC, which are performed at least every other year. For more information about Cleco Power’s current fuel audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies,

CLECO
CLECO POWER	2022 FORM 10-K
and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”
Management is unable to predict or give a reasonable estimate of the possible range of the disallowance by the LPSC, if any, related to FAC filings. If a disallowance of fuel costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

The LPSC conducts audits of environmental costs that could result in Cleco Power making substantial refunds of previously recorded revenue.
Cleco Power has an EAC that is used to recover from customers certain costs of environmental compliance. The costs eligible for recovery are prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. These costs are subject to periodic review by the LPSC.
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
MISO evaluates forced outage rates to assess generating unit capacity for Cleco’s planning reserve margin. If Cleco is subject to a significant amount of forced outages, Cleco may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. For Cleco Power, the costs of such capacity may not be recoverable in its rates and could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Using MISO’s unforced capacity method for determining generating unit capacity, Cleco Power’s fleet provided for 9 MW of capacity in excess of its peak, coincident to MISO’s peak, in 2022. Due to generation resource retirements, increased reliance on intermittent resources, significant weather events with correlated generator outages, and declining excess reserve margins that will profoundly impact future grid reliability, MISO is currently transitioning from a traditional annual unforced capacity value to a seasonal accreditation capacity value. Because of the recentness of the transition, management is unable to predict the potential impact the transition will have on Cleco’s results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2022 FORM 10-K
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
During its normal course of business, Cleco is exposed to uncertain market prices of electricity, natural gas, coal, and other commodities. Market price volatility can impact costs of fuel supply for generation, generation revenue, cost to serve Cleco’s contracted wholesale electricity customers, customer utility bills, and revenue from customers. To manage market price volatility, Cleco Power and Cleco Cajun may each enter into purchases or sales of certain physical and financial commodity contracts within established risk management guidelines.
For Cleco Power, the changes in fair value of transactions accounted for as derivatives under authoritative accounting guidance are deferred as a component of deferred fuel assets or liabilities in accordance with regulatory policy. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge. Recovery of these costs included in Cleco Power’s FAC is subject to, and may be disallowed as part of, a prudency review or a periodic fuel audit conducted by the LPSC. For Cleco Cajun, the changes in fair value of transactions accounted for as derivatives under authoritative accounting guidance as well as the realized gains and losses at settlement are recorded on the income statement as either a component of fuel expense, for gas-related derivatives, or purchased power expense, for FTRs.
Because Cleco is subject to significant fluctuations caused by changes in market prices, Cleco is unable to accurately predict the effect that these transactions could have on its results of operations, financial condition, or cash flows. All risks associated with these transactions cannot be fully eliminated. Therefore, the judgements and assumptions made in the underlying decisions related to these transactions could have a material adverse effect on the liquidity, results of operations, financial condition, or cash flows of the Registrants.

Counterparty Risk and Guarantees

Cleco may be required to provide credit support to its counterparties, which could have a material adverse effect on the Registrants’ liquidity.
Cleco may guarantee the performance of all or some of its commercial transaction obligations and may also be required to provide counterparty credit support in the form of cash or cash equivalent collateral to secure all or part of those obligations. Downgrades in Cleco’s credit quality or changes in the market prices of transaction-related energy commodities could increase the collateral or margin required to be on deposit with the counterparty or clearing house. The required credit support or increase in credit support could have a material adverse effect on the Registrants’ liquidity.

Cleco is exposed to the risk that counterparties may not meet their performance obligations, which could have a material adverse effect on the operating and financial performance of the Registrants.
Counterparties may fail to perform on their physical or financial obligations. Currently, Cleco has industry accepted master agreements in place with counterparties that provide credit default language. Some master agreements with counterparties contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Cleco. If the counterparties to these arrangements fail to perform, Cleco may enforce and recover the proceeds from the credit support provided; however, in the event of a default, credit support may not always be adequate to cover the related obligations. In such event, Cleco may incur losses in excess of amounts already paid, if any, to the counterparties or due to an adverse replacement cost of the transaction and may be unable to collect liquated damages.

CLECO
CLECO POWER	2022 FORM 10-K
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
Neither Cleco Holdings nor Cleco Power can assure that its current debt ratings will remain in effect for any given period of time or that one or more of its debt ratings will not be lowered or withdrawn entirely by a rating agency. If S&P, Moody’s, or Fitch were to downgrade Cleco Holdings’ or Cleco Power’s long-term ratings, particularly below investment grade, the value of their debt securities could be adversely affected. Downgrades of either Cleco Holdings’ or Cleco Power’s credit ratings could result in additional fees and higher interest rates for borrowings under their respective credit facilities and term loans. In addition, Cleco Holdings or Cleco Power, as the case may be, would likely be required to pay higher interest rates in future debt financings, may be subject to more onerous debt covenants, and their pool of potential investors and funding sources could decrease. In addition, the 2016 Merger Commitments provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings in the event of a ratings downgrade below investment grade.

Cleco Power LLC’s Unsecured and Unsubordinated Obligations

Cleco Power LLC’s unsecured and unsubordinated obligations, including, without limitation, its senior notes, will be effectively subordinated to any secured debt of Cleco Power LLC and structurally subordinated to indebtedness and other liabilities and preferred equity of any of Cleco Power LLC’s subsidiaries.
Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities
Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2022, Cleco Power LLC had an aggregate of $1.46 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power LLC is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2022, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, neither Cleco Power LLC nor its creditors, including holders of its senior notes, can use the assets of Cleco Securitization I to settle debts of Cleco Power LLC.

GENERAL RISK FACTORS

Presidential Administration

The Presidential administration has made and may continue to make substantial changes to environmental, fiscal, and tax policies that could have a material adverse effect on the Registrants’ business.
The Presidential administration may propose substantial changes to environmental, fiscal, and tax policies, which may include comprehensive tax reform, more stringent and onerous requirements for reducing GHG emissions and other pollutants from existing fossil fuel-fired power plants, and other objectives that may impact the results of operations, financial condition, or cash flows of the Registrants. Since taking office in January 2021, the current President has issued several executive orders designed to address climate change and GHG emissions, as well as an executive order requiring agencies to review past environmental actions. Furthermore, the current President has recommitted the U.S. to the Paris Agreement and announced the U.S.’s nationally determined contribution under the Paris Agreement at the summit on climate change on April 22, 2021. The target aims to reduce U.S. emissions by 50-52% compared to a 2005 baseline by 2030. The current Presidential administration has also issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the administration has reviewed and approved the rule. The executive orders may result in the development of additional regulations or changes to existing regulations, and it is possible that these changes could adversely affect Cleco’s business. Until any such changes are enacted, management is unable to determine the impact of any such changes on the Registrants’ business, results of operations, financial condition, or cash flows.

CLECO
CLECO POWER	2022 FORM 10-K
Taxes

Changes in taxation due to uncertain effects of various tax reform legislation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
The IRA of 2022 was signed into law on August 16, 2022. Management is still monitoring any potential impact the recently enacted IRA could have on the Registrants. For more information related to the IRA’s tax and renewable provisions, see Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Significant Events — Tax Reform.”
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
Events beyond the Registrants’ control, such as political uncertainty in the U.S. (including the ongoing debates related to the U.S. federal government budget), volatility and disruption in global capital and credit markets, and rising interest rates as a result of increases in the targeted federal funds rate range by the Federal Reserve may create uncertainty that could increase their cost of capital or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. Additionally, upon approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC including, but not limited to, holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Transaction; and the repayment of $400.0 million of Cleco Holdings’ debt by 2024. At December 31, 2022, the remaining balance of Cleco Holdings’ debt to be repaid by 2024 was $132.3 million. The Registrants may be unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants’ ability to fund capital expenditures or to service debt, or on the Registrants’ flexibility to react to changing economic and business conditions.

Inflation may negatively impact the results of operations, financial condition, or cash flows of the Registrants.
Cleco has observed that prices for equipment, materials, supplies, employee labor, and contractor services have increased. Long-term inflationary pressures may result in such prices continuing to increase more quickly than expected. Increases in inflation raises costs for labor, materials, and services, and Cleco may be unable to secure these resources on economically acceptable terms or offset such costs with increased revenues, operating efficiencies, or cost savings, which may adversely impact the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2022 FORM 10-K
access to capital was limited due to these developments, the increased focus on and activism related to ESG may limit their access to capital or financing and/or increase the cost of capital or financing as some investors or lenders may elect to increase their required returns on capital offered to the Registrants or reallocate or not commit capital based on their assessment of the Registrants’ ESG profile. Additionally, failure to address and meet stakeholders’ ESG expectations, which continue to evolve, or failure to report progress on ESG initiatives may negatively impact the Registrants’ reputation and business or could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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
Electric Generating Stations
As of December 31, 2022, Cleco Power either owned or had an ownership interest in five steam electric generating stations, three combined cycle units, and one gas turbine with a combined rated capacity of 3,035 MW, and a combined electric net generating capacity of 2,824 MW. The net generating capacity is the result of capacity tests and operational tests performed during 2022, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power.”
Electric Substations
As of December 31, 2022, Cleco Power owned 89 active transmission substations and 251 active distribution substations.
Electric Lines
As of December 31, 2022, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 610 circuit miles of 230-kV lines; 678 circuit miles of 138-kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,417 circuit miles of 34.5-kV lines and 8,819 circuit miles of other lines.
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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien under Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2022, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

CLECO CAJUN
Cleco Cajun has electric generating stations and electric operating properties located in Louisiana and Texas. Cleco Cajun considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For more information on Cleco Cajun’s generating facilities, see Item 1, “Business — Operations — Cleco Cajun.”

Electric Generating Stations
As of December 31, 2022, Cleco Cajun has ownership interest in four electric generating stations which, combined, consist of five gas turbine units and five steam electric generating units located in Louisiana as well as four combined cycle units located in Texas. These generating facilities have a combined rated capacity of 3,379 MW. For more information on Cleco Cajun’s generating facilities, see Item 1, “Business — Operations — Cleco Cajun.”

General Properties
Cleco Cajun owns various properties throughout Louisiana, which include a regional office, telecommunications equipment, and other general-purpose assets.

Title
Cleco Cajun’s assets are owned in fee simple and are not subject to non-ordinary course of business liens or encumbrances.

CLECO
CLECO POWER	2022 FORM 10-K

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CLECO
CLECO POWER	2022 FORM 10-K

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
Cleco Holdings made $219.6 million of distributions to Cleco Group during 2022. Cleco Holdings made no distributions to Cleco Group during 2021 and 2020. Cleco Holdings received no equity contributions from Cleco Group during 2022, 2021, and 2020.

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
Cleco Power made $105.5 million of distributions to Cleco Holdings in 2022. Cleco Power made no distributions to Cleco Holdings in 2021 and 2020. Cleco Power received no equity contributions from Cleco Holdings in 2022, 2021, and 2020.

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

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its two principal operating business segments:

•Cleco Power, a regulated electric utility company that owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 293,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi; and
•Cleco Cajun, an unregulated electric utility company that owns 14 generating units with a total rated capacity of 3,379
MW and wholesale contracts serving a mixture of electric cooperatives, a municipal body, a utility, and a non-profit corporation.

Significant Events

Securitization

Storm Securitization
During 2020 and 2021, Cleco Power’s distribution and transmission systems sustained damage from four separate hurricanes, Hurricanes Laura, Delta, Zeta, and Ida, and two severe winter storms, Winter Storms Uri and Viola. The damage to equipment from the storms required replacement, as well as repair of existing assets.
On March 30, 2022, the LPSC approved an uncontested stipulated settlement agreement filed by the LPSC Staff and Cleco Power relating to securitization of these storm costs. On April 1, 2022, the LPSC issued the financing order authorizing Cleco Power to issue storm recovery bonds in the aggregate principal amount of up to $425.0 million. On June 22, 2022, Cleco Power completed a securitized financing of the deferred storm costs through Cleco Securitization I. For more information on the securitization, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Securitization.”

CLECO
CLECO POWER	2022 FORM 10-K
Dolet Hills Securitization
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. At December 31, 2021, the Dolet Hills Power Station was retired, and all of Cleco Power’s proportionate share of lignite-related costs had been billed by DHLC and Oxbow. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine. These costs are currently under a prudency review by the LPSC. Pending the outcome of the prudency review, Cleco Power intends to seek a financing order to securitize the unrecovered Dolet Hills Power Station closure costs and Oxbow mine closure costs. The prudency review is expected to be complete in the third quarter of 2023. For more information on the prudency review of the deferred fuel and other mine-related closure costs, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Prudency Reviews — Deferred Lignite and Mine Closure Costs” and — “Risks and Uncertainties.”

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
On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of expenses incurred as a result of an LPSC executive order, issued in response to the COVID-19 pandemic, prohibiting the disconnection of utilities for non-payment, as well as the lost revenue associated with the disconnection fees and incremental costs. Cleco Power anticipates approval of the recovery of these expenses in the second quarter of 2023. At December 31, 2022, Cleco Power had a regulatory asset of $3.0 million for expenses incurred. For more information on the regulatory treatment of the regulatory asset, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Regulatory Assets and Liabilities — COVID-19 Executive Order.”
Cleco has implemented certain measures that it believes will provide financial flexibility and help maintain its liquidity. Cleco is working with its suppliers to mitigate the pandemic stimulated impacts to its supply chain. Cleco will continue to monitor developments affecting its workforce, customers, and suppliers and take additional precautions as warranted. Cleco continues to assess the COVID-19 situation and cannot predict the full impact that COVID-19, or any significant related disruptions, will have on its business, cash flows, liquidity, financial condition, and results of operations. For additional discussion regarding certain risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors — Operational Risks — Pandemics, Epidemics, and Other Outbreaks.”
Tax Reform
On August 16, 2022, the IRA of 2022 became law. The IRA of 2022 seeks to lower gasoline and electricity prices, increase energy security, and help consumers afford emissions-cutting technologies. In addition, the IRA of 2022 provides tax credits for clean electricity sources and energy storage, as well as creates programs to enable states and electric utilities to transition to clean power. There are several tax and renewables provisions in this legislation that could have a material effect on the results of operations, financial condition, or cash flows of the Registrants. These include provisions related to direct pay and credit transferability, enhanced carbon capture and sequestration credits, new technology-neutral clean energy investment credits, and new technology-neutral clean energy production credits. These credits are expected to help fund Cleco Power’s Project Diamond Vault as well as future renewable and electrification projects. Management continues to monitor any potential impact the IRA of 2022 could have on the Registrants.

ESG Goals
Cleco is accelerating efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco is increasing its renewable and electrification initiatives and is aiming to reduce GHG emissions in ways such as incorporating renewable energy resources into its generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco aims to sustainably reduce its GHG emissions 60.0% by 2030 with aspirations of net zero emissions by 2050. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable. Cleco also plans to continue to support community investment opportunities across its service territory and create a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to policies and practices that support the governance framework. To ensure accountability, Cleco created an ESG Steering Committee and appointed a Chief Sustainability Officer to oversee the continued implementation of the ESG goals. Currently, management is unable to predict the impact of implementing these ESG goals on the Registrants. For more information on these ESG goals, see Part I, Item 1, “Business — Human Capital — Diversity and Inclusion,” “— Communities,” and “— Oversight and Governance.”

Cleco Power
Many factors affect Cleco Power’s primary business of generating, delivering, and selling electricity. These factors include weather and the presence of a stable regulatory environment, which impact the ROE, as well as the recovery of costs related to storms, growing energy demand, and rising fuel prices; the ability to increase energy sales while containing costs; the ability to reliably deliver power to its jurisdictional customers; the ability to comply with increasingly stringent regulatory and environmental standards; and the ability to successfully perform in MISO while subject to related operating challenges and uncertainties, including increased wholesale competition. In addition to the ESG goals previously discussed, Cleco Power’s current key initiatives include beginning Project Diamond Vault, continuing the DSMART project, and maintaining and growing its retail business. Cleco

CLECO
CLECO POWER	2022 FORM 10-K
Power is also pursuing various renewable and electrification initiatives. These and other initiatives are discussed below.
Effective July 1, 2021, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC, annually. For more information on Cleco Power’s retail rate plan for Cleco Power, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — Regulatory Refunds — FRP.”

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
The Front End Engineering Design (FEED) study for Project Diamond Vault has begun and is projected to cost approximately $12.0 million. A $9.0 million congressional appropriation has been secured, subject to the U.S. Department of Energy’s grant process, to help offset costs of this study. The FEED study is expected to be completed in mid-2024 and major permitting is expected to be completed in the second half of 2025. Construction of the project is expected to begin by the end of 2025. Management expects the total project will be completed by the end of 2028. After the cost of the FEED study, the remaining project cost is currently estimated to be between $1.10 billion and $1.40 billion. This estimate will be refined throughout the FEED study process as additional information and cost estimates become available. Cleco anticipates funding this project through one or more sources including tax credits provided by the IRA of 2022, Department of Energy grants, private equity investment, and partnership interests.

Other
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
Cleco Power is seeking available funds from the U.S. government for funding of these electrification initiatives. Cleco
Power cannot predict the likelihood that any funding from the U.S. government ultimately will be approved.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2027. Cleco Power is currently in the second phase of the project. As of December 31, 2022, Cleco Power had spent $43.1 million on the project.

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
In 2021 through a request for proposal process, a significant wholesale customer currently under contract with Cleco Power informed Cleco Power that it was not selected as a provider of capacity and energy after the first quarter of 2024, and on October 19, 2022, the LPSC certified these results. Cleco Power’s failure to recontract this agreement is expected to affect jurisdictional retail rates that will be subject to review by the LPSC in conjunction with Cleco Power’s next rate case, which is expected to be effective on July 1, 2024.

Cleco Cajun
Cleco Cajun currently has power purchase agreements totaling approximately 2,069 MW with 12 wholesale customers, which consist of a mixture of electric cooperatives, a municipal body, a utility, and a non-profit corporation. These contracts provide Cleco Cajun with predictable cash flow and market risk mitigation through at least the first quarter of 2025 but may prevent Cleco Cajun from taking advantage of rising market rates for power.
Competition for Cleco Cajun’s electric cooperative customers is limited through the first quarter of 2025, when the majority of the wholesale electric supply contracts expire. All of Cleco Cajun’s cooperative customers have notified Cleco Cajun that it was not selected as a provider beyond the first quarter of 2025. The regulatory certification process for the new supply contracts has been finalized by the LPSC for all but three cooperative customers. This non-selection is believed to be the result of a trend toward cooperatives favoring shorter-term, market-based solutions and intermittent renewables rather than asset-backed, long-term full-service contracts.
Cleco is exploring options related to its investment in Cleco Cajun, including the potential sale of part or all of Cleco Cajun’s assets. Cleco Cajun’s failure to recontract its current

CLECO
CLECO POWER	2022 FORM 10-K
cooperative agreements, failure to enter into new contracts with other counterparties, or failure to take other mitigating measures for the loss of existing contracts could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows and liquidity as early as the second quarter of 2025.
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

Comparison of the Years Ended December 31, 2022, and 2021

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue, net	$2,239,132	$1,745,929	$493,203	28.2%
Operating expenses	1,897,245	1,401,052	(496,193)	(35.4)%
Operating income	341,887	344,877	(2,990)	(0.9)%
Interest income	6,372	3,312	3,060	92.4%
Allowance for equity funds used during construction	3,740	9,905	(6,165)	(62.2)%
Other expense, net	(11,113)	(15,681)	4,568	29.1%
Interest charges	151,158	134,336	(16,822)	(12.5)%
Federal and state income tax expense	917	13,111	12,194	93.0%
Net income	$188,811	$194,966	$(6,155)	(3.2)%

Cleco’s results of operations are primarily attributable to the activity of its reportable segments, Cleco Power and Cleco Cajun. For detailed discussions of those impacts, see “— Cleco Power” and “— Cleco Cajun.” Additional impacts to Cleco’s results of operations include the following activity at Cleco Holdings:

•a decrease in other expense, net of $9.5 million for the change in cash surrender value of certain trust-owned life insurance policies as a result of unfavorable market conditions,
•an increase in interest charges of $1.9 million due to higher rates on variable rate debt, and
•a decrease in income tax expense of $6.4 million primarily for $4.6 million of permanent tax deductions and $1.4 million for the change in pretax income, excluding AFUDC equity.

For information on Cleco’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco.”

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
Cleco Power’s residential customers’ demand for electricity is affected largely by weather. Weather is generally measured in cooling degree-days and heating degree-days. A high number of cooling degree-days may indicate consumers will use more air conditioning, while a high number of heating degree-days may indicate consumers will use more heating. An increase in heating degree-days does not produce the same increase in revenue as an increase in cooling degree-days because alternative heating sources are more readily available and winter energy is typically priced below the rate charged for energy used in the summer. Normal heating degree-days and cooling degree-days are calculated for a month by separately calculating the average actual heating and cooling degree-days for that month over a period of 30 years.
Over the last five years, Cleco Power’s non-industrial retail sales have been relatively steady. Cleco Power anticipates moderate growth in retail sales over the next five years. Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. Cleco Power is pursuing load growth opportunities that include renewal of existing franchises as well as adding new franchises. For more information on other expectations of future energy sales on Cleco Power, see “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”

CLECO
CLECO POWER	2022 FORM 10-K
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
•increases in capital and operations and maintenance costs due to higher construction and labor costs,
•changes in electric rates compared to customers’ ability to pay,
•changes in the credit markets and local and global economies, and
•the LPSC’s consideration of adopting minimum physical capacity threshold requirements for load serving entities.

For more information on energy legislation in regulatory matters that could affect Cleco, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Legislative and Regulatory Changes and Matters.”
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases, or in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. Generally, historical costs are used by the LPSC in determining Cleco Power’s rates. These proceedings may examine, among other things, the prudency of Cleco Power’s operation and maintenance practices, level of expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. Effective July 1, 2021, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. Cleco Power’s next rate case is expected to be effective on July 1, 2024. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates.

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

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Base	$685,419	$652,573	$32,846	5.0%
Fuel cost recovery	837,647	549,676	287,971	52.4%
Electric customer credits	(7,674)	(40,878)	33,204	81.2%
Other operations	98,759	74,625	24,134	32.3%
Affiliate revenue	6,377	5,641	736	13.0%
Operating revenue, net	1,620,528	1,241,637	378,891	30.5%
Operating expenses
Recoverable fuel and purchased power	837,647	549,677	(287,970)	(52.4)%
Non-recoverable fuel and purchased power	59,846	41,420	(18,426)	(44.5)%
Other operations and maintenance	216,851	223,257	6,406	2.9%
Depreciation and amortization	178,231	173,498	(4,733)	(2.7)%
Taxes other than income taxes	55,075	49,598	(5,477)	(11.0)%
Regulatory disallowance	13,841	—	(13,841)	(100.0)%
Total operating expenses	1,361,491	1,037,450	(324,041)	(31.2)%
Operating income	259,037	204,187	54,850	26.9%
Interest income	5,082	3,294	1,788	54.3%
Allowance for equity funds used during construction	3,740	9,905	(6,165)	(62.2)%
Other expense, net	(7,081)	(19,561)	12,480	63.8%
Interest charges	88,218	73,090	(15,128)	(20.7)%
Federal and state income tax expense (benefit)	2,503	(9,353)	(11,856)	(126.8)%
Net income	$170,057	$134,088	$35,969	26.8%

CLECO
CLECO POWER	2022 FORM 10-K
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2022	2021	(UNFAVORABLE)
Electric sales
Residential	3,787	3,653	3.7%
Commercial	2,674	2,564	4.3%
Industrial	2,282	2,170	5.2%
Other retail	121	125	(3.2)%
Total retail	8,864	8,512	4.1%
Sales for resale	3,061	2,880	6.3%
Total retail and wholesale customer sales	11,925	11,392	4.7%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2022	2021	(UNFAVORABLE)
Electric sales
Residential	$322,545	$304,761	5.8%
Commercial	200,031	189,802	5.4%
Industrial	90,243	88,661	1.8%
Other retail	11,032	10,984	0.4%
Total retail	623,851	594,208	5.0%
Sales for resale	61,568	58,365	5.5%
Total base revenue	$685,419	$652,573	5.0%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2022 CHANGE
	2022	2021	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,095	3,141	2,779	(1.5)%	11.4%
Heating degree-days	1,650	1,314	1,547	25.6%	6.7%

Base
Base revenue increased $32.8 million primarily due to $19.3 million of higher usage as a result of weather and $18.0 million of higher rates as a result of the implementation of Cleco Power’s current retail rate plan.
For more information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 78%
of Cleco Power’s total fuel cost during 2022 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. In February 2021, Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of the incremental fuel and purchased power costs resulting from Winter Storms Uri and Viola through Cleco Power’s FAC over a period of 12 months beginning with the May 2021 bills. Cleco Power’s incremental fuel and purchased power costs during 2021 were also impacted by higher costs of lignite at the Dolet Hills Power Station, which are being recovered through Cleco Power’s FAC. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s most current fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits decreased $33.2 million primarily due to $39.9 million of lower credits to retail customers for the federal tax-related benefits of the TCJA now being a component of rates as a result of Cleco Power’s current retail rate plan. After the implementation of Cleco Power’s current retail rate plan, these credits offset base revenue on Cleco Power’s Consolidated Statement of Income. Partially offsetting this decrease was $7.1 million for refunds to Cleco Power’s retail customers as a result of the LPSC approved settlement disallowing the recovery of planning and construction costs incurred for the St. Mary Clean Energy Center. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — Regulatory Refunds — TCJA.” For more information about the LPSC settlement and disallowance, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

Other Operations Revenue
Other operations revenue increased $24.1 million primarily due to $13.2 million for storm recovery securitization revenue, $11.6 million of higher transmission revenue from increased usage at higher rates, $1.9 million of higher forfeited discounts, and $1.0 million of higher pole attachment rental income. Partially offsetting these increases was $3.8 million of lower revenue as a result of the expiration of a utility contract in September 2021.

CLECO
CLECO POWER	2022 FORM 10-K
Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $18.4 million primarily due to $10.9 million for higher volumes of power purchased from MISO at higher prices, $4.6 million for lower amounts deferred to a regulatory asset associated with the Northlake Transmission Agreement, and $1.8 million of higher amortization to the Northlake Transmission Agreement regulatory asset. For more information on the Northlake Transmission Agreement regulatory asset, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Regulatory Assets and Liabilities — Other.”

Other Operations and Maintenance Expense
Other operations and maintenance expense decreased $6.4 million primarily due to $6.9 million of lower generating routine maintenance expenses largely due to the absence of expenses related to the Dolet Hills Power Station as a result of its retirement in December 2021, $6.3 million of lower generating outage maintenance expenses, and $5.7 million of lower distribution maintenance expenses which was largely the result of fewer storms in 2022. These decreases were partially offset by $6.8 million of higher administrative and general employee related expenses and $3.1 million of higher routine distribution operations expense.

Depreciation and Amortization
Depreciation and amortization increased $4.7 million primarily due to $4.3 million for the amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta, $2.8 million for the amortization of the securitized intangible asset that began in November 2022, and $1.3 million for the absence of a 2021 adjustment to the corporate franchise tax regulatory asset. These increases were partially offset by $5.3 million of lower normal recurring additions to fixed assets. For more information on the securitized intangible asset, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Intangible Assets, Intangible Liabilities, and Goodwill — Securitized Intangible — Cleco Securitization.”

Taxes Other Than Income Taxes
Taxes other than income taxes increased $5.5 million primarily due to the amortization of the Madison Unit 3 property tax regulatory asset that began in July 2022. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Regulatory Assets and Liabilities — Madison Unit 3 Property Taxes.”

Regulatory Disallowance
In September 2022, Cleco Power recognized a regulatory disallowance of $13.8 million for the impairment charge resulting from a portion of planning and construction costs incurred for the St. Mary Clean Energy Center that were deemed imprudent and not recoverable by the LPSC. For more information about the LPSC settlement and disallowance, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $6.2 million primarily due to the absence of a December 2021 adjustment driven by the timing of the election and LPSC approval of the FERC modified formula.

Other Expense, Net
Other expense, net decreased $12.5 million primarily due to $8.4 million of lower pension non-service costs largely due to lower amortization of net losses, $2.4 million for the absence of a special termination benefit, and $1.0 million of disallowed costs as a result of the settlement of Cleco Power’s current retail rate plan.

Interest Charges
Interest charges increased $15.1 million primarily due to $10.0 million for interest on storm recovery bonds issued in June 2022 by Cleco Securitization I, $2.0 million for higher rates on variable rate debt, and $1.3 million for higher interest on floating rate senior notes issued in September 2021.

Income Taxes
Federal and state income taxes increased $11.9 million primarily due to $11.6 million for the change in pretax income, excluding AFUDC equity, $5.8 million for state tax expenses, $4.6 million for the amortization of excess ADIT, and $3.8 million for adjustments to tax returns as filed. These increases were partially offset by $13.5 million for the flowthrough of tax benefits.
For information on Cleco Power’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco Power.”

Cleco Cajun
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Electric operations	$496,042	$398,226	$97,816	24.6%
Electric customer credits	—	244	(244)	(100.0)%
Other operations	148,823	128,749	20,074	15.6%
Operating revenue, net	644,865	527,219	117,646	22.3%
Operating expenses
Fuel used for electric generation	(11,327)	(47,052)	(35,725)	(75.9)%
Purchased power	380,233	257,703	(122,530)	(47.5)%
Other operations and maintenance	95,958	93,460	(2,498)	(2.7)%
Depreciation and amortization	69,999	52,102	(17,897)	(34.3)%
Taxes other than income taxes	12,318	11,675	(643)	(5.5)%
Total operating expenses	547,181	367,888	(179,293)	(48.7)%
Operating income	97,684	159,331	(61,647)	(38.7)%
Interest income	1,122	15	1,107	*
Other income (expense), net	112	(628)	740	117.8%
Interest charges	523	803	280	34.9%
Federal and state income tax expense	24,565	42,283	17,718	41.9%
Net income	$73,830	$115,632	$(41,802)	(36.2)%
*Not meaningful

CLECO
CLECO POWER	2022 FORM 10-K
Electric Operations
Electric operations increased $97.8 million primarily due to $86.4 million of higher fuel rates, $10.1 million of higher load volumes, $4.2 million of higher MISO pass-through revenue, and $3.4 million of higher capacity revenue due to higher demand peaks in 2022. These increases were partially offset by $6.7 million for the absence of two power supply agreements.

Other Operations Revenue
Other operations revenue increased $20.1 million primarily due to $15.9 million of higher transmission revenue as a result of an increase in usage at higher rates and $4.1 million of higher variable lease revenue from the Cottonwood Sale Leaseback.

Fuel Used for Electric Generation
Fuel used for electric generation increased $35.7 million primarily due to $58.2 million of lower mark-to-market gains on gas-related derivative contracts, $52.9 million of higher natural gas consumption as a result of higher generating unit dispatch due to weather, and $25.6 million of higher coal consumption as a result of higher generating unit dispatch due to weather and higher prices per ton. These increases were partially offset by $104.6 million of realized gains on natural gas derivatives.

Purchased Power
Purchased power increased $122.5 million primarily due to $105.8 million of higher volumes of power purchased from MISO at higher LMP prices and $16.4 million of higher transmission costs due to higher usage.

Other Operations and Maintenance
Other operations and maintenance expense increased $2.5 million primarily due to $3.5 million of higher generating routine maintenance expenses and $1.6 million of higher generation operations expense. These amounts were partially offset by $2.1 million for expenses related to employee benefits.

Depreciation and Amortization
Depreciation and amortization increased $17.9 million primarily due to $14.6 million relating to adjustments to ARO assets to comply with the final CCR Rule as well as a reduction to the remaining lives of those assets. Also contributing to the increase was $2.4 million of higher normal recurring additions to fixed assets.

Income Taxes
Federal and state income taxes decreased $17.7 million during 2022 as compared to 2021 primarily due to $12.5 million for the change in pretax income, $2.5 million for the absence of an adjustment for state tax rate changes, $1.8 million for state tax expenses, and $1.4 million for permanent tax deductions. The effective income tax rate for the year ended December 31, 2022, was 25.0%.
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

Cleco’s results of operations are primarily attributable to the activity of its reportable segments, Cleco Power and Cleco Cajun. For detailed discussions of those impacts, see “— Cleco Power” and “— Cleco Cajun.” Additional impacts to Cleco’s results of operations include the following activity at Cleco Holdings:

•a decrease in other expense, net of $5.7 million for the change in cash surrender value of certain trust-owned life insurance policies as a result of more favorable market conditions,
•a decrease in interest charges of $4.3 million due to lower rates on variable rate debt incurred in connection with the 2016 Merger and the Cleco Cajun Transaction, and
•an increase in income tax expense of $0.4 million primarily for $2.0 million for the change in pretax income, excluding AFUDC equity and $0.6 million for state tax expense, partially offset by $1.4 million for an adjustment for state tax rate changes and $0.8 million for permanent tax deductions.

For information on Cleco’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco.”

CLECO
CLECO POWER	2022 FORM 10-K

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Base	$652,573	$654,346	$(1,773)	(0.3)%
Fuel cost recovery	549,676	360,672	189,004	52.4%
Electric customer credits	(40,878)	(53,119)	12,241	23.0%
Other operations	74,625	65,237	9,388	14.4%
Affiliate revenue	5,641	5,156	485	9.4%
Operating revenue, net	1,241,637	1,032,292	209,345	20.3%
Operating expenses
Recoverable fuel and purchased power	549,677	360,664	(189,013)	(52.4)%
Non-recoverable fuel and purchased power	41,420	33,526	(7,894)	(23.5)%
Other operations and maintenance	223,257	221,146	(2,111)	(1.0)%
Depreciation and amortization	173,498	166,987	(6,511)	(3.9)%
Taxes other than income taxes	49,598	44,631	(4,967)	(11.1)%
Total operating expenses	1,037,450	826,954	(210,496)	(25.5)%
Operating income	204,187	205,338	(1,151)	(0.6)%
Interest income	3,294	3,362	(68)	(2.0)%
Allowance for equity funds used during construction	9,905	998	8,907	892.5%
Other expense, net	(19,561)	(12,259)	(7,302)	(59.6)%
Interest charges	73,090	73,985	895	1.2%
Federal and state income tax (benefit) expense	(9,353)	26,799	36,152	134.9%
Net income	$134,088	$96,655	$37,433	38.7%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2021	2020	(UNFAVORABLE)
Electric sales
Residential	3,653	3,642	0.3%
Commercial	2,564	2,521	1.7%
Industrial	2,170	1,971	10.1%
Other retail	125	125	—%
Total retail	8,512	8,259	3.1%
Sales for resale	2,880	2,957	(2.6)%
Total retail and wholesale customer sales	11,392	11,216	1.6%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2021	2020	(UNFAVORABLE)
Electric sales
Residential	$304,761	$305,430	(0.2)%
Commercial	189,802	189,066	0.4%
Industrial	88,661	87,313	1.5%
Other retail	10,984	10,895	0.8%
Surcharge	—	2,440	(100.0)%
Total retail	594,208	595,144	(0.2)%
Sales for resale	58,365	59,202	(1.4)%
Total base revenue	$652,573	$654,346	(0.3)%
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

Base
Base revenue decreased $1.8 million primarily due to $15.6 million of lower rates as a result of the implementation of Cleco Power’s current retail rate plan. The lower rates are largely due to TCJA bill credits for the retail portion of the unprotected excess ADIT. Prior to the implementation of Cleco Power’s current retail rate plan, these credits were recorded in Electric customer credits on Cleco Power’s Consolidated Statement of Income. Also contributing to the decrease is the absence of $2.4 million of Cleco Katrina/Rita storm restoration surcharge revenue as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in March 2020. These decreases were partially offset by $9.5 million of interim rate recovery for certain storm costs relating to Hurricanes Laura, Delta, and Zeta, $3.6 million of higher revenue due to the absence of impacts from lower usage as a result of Hurricanes Laura, Delta, and Zeta in 2020, and $3.2 million of higher usage from colder winter weather.
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

CLECO
CLECO POWER	2022 FORM 10-K
by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of these costs through Cleco Power’s FAC over a period of 12 months beginning on the May 2021 bills. Cleco Power’s incremental fuel and purchased power costs were also impacted by higher costs of lignite at the Dolet Hills Power Station. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s most current fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits decreased $12.2 million primarily due to lower credits to retail customers for the federal tax-related benefits of the TCJA as a result of the settlement of Cleco Power’s current retail rate plan. After the implementation of Cleco Power’s current retail rate plan, these credits offset base revenue on Cleco Power’s Consolidated Statement of Income. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — Regulatory Refunds — TCJA.”

Other Operations Revenue
Other operations revenue increased $9.4 million primarily due to $5.1 million of higher transmission revenue, $2.5 million of net higher forfeited discounts primarily as a result of Cleco Power resuming disconnection and late fees in October 2020, following the termination of the LPSC moratorium in July 2020, and $1.9 million of higher reconnection fees.
Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $7.9 million primarily due to $5.6 million of higher MISO transmission costs and $2.3 million of higher fuel expenses largely due to the winter storms in 2021.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $2.1 million primarily due to $9.5 million of higher distribution maintenance expenses, $7.3 million of higher generating outage maintenance expenses, $4.9 million of higher customer service expenses relating to increased temporary staffing and increased collection efforts, and $1.6 million of higher reserves for injuries and damages. These increases were partially offset by $8.3 million of lower fees for outside services mostly relating to START project expenses and contract workers, $6.7 million of lower expenses related to employee benefits, and $6.7 million of lower generation operations expenses.

Depreciation and Amortization
Depreciation and amortization increased $6.5 million primarily due to $5.3 million of higher normal recurring additions to fixed assets and $3.1 million for the amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta. These amounts were partially offset by $2.1 million for the absence of amortization of storm damages as a result of the final principal and interest payments on the Cleco Katrina/Rita bonds in 2020.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $5.0 million primarily due to $3.2 million of higher property taxes, $0.9 million of higher franchise taxes, and $0.6 million of higher payroll taxes.

Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $8.9 million primarily due to higher AFUDC rates driven by the timing of the election and LPSC approval of the FERC modified formula authorized in March 2020.

Other Expense, Net
Other expense, net increased $7.3 million primarily due to $6.3 million of higher pension non-service costs and $1.0 million of disallowed costs as a result of the settlement of Cleco Power’s current retail rate plan.

Income Taxes
Federal and state income taxes decreased $36.2 million primarily due to $20.6 million for the amortization of excess ADIT, $10.9 million for adjustments to tax returns as filed, $3.1 million for the flowthrough of tax benefits, and $2.1 for the change in pretax income, excluding AFUDC equity.
For information on Cleco Power’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes — Cleco Power.”

CLECO
CLECO POWER	2022 FORM 10-K

Cleco Cajun
		FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2021	2020	VARIANCE	CHANGE
Operating revenue
Electric operations	$398,226	$365,555	$32,671	8.9%
Electric customer credits	244	(153)	397	259.5%
Other operations	128,749	121,747	7,002	5.8%
Affiliate revenue	—	204	(204)	(100.0)%
Operating revenue, net	527,219	487,353	39,866	8.2%
Operating expenses
Fuel used for electric generation	(47,052)	33,377	80,429	241.0%
Purchased power	257,703	188,020	(69,683)	(37.1)%
Other operations and maintenance	93,460	91,250	(2,210)	(2.4)%
Depreciation and amortization	52,102	43,997	(8,105)	(18.4)%
Taxes other than income taxes	11,675	13,415	1,740	13.0%
Total operating expenses	367,888	370,059	2,171	0.6%
Operating income	159,331	117,294	42,037	35.8%
Interest income	15	273	(258)	(94.5)%
Other (expense) income, net	(628)	255	(883)	(346.3)%
Interest charges	803	(750)	(1,553)	(207.1)%
Federal and state income tax expense	42,283	29,080	(13,203)	(45.4)%
Net income	$115,632	$89,492	$26,140	29.2%

Electric Operations
Electric operations increased $32.7 million primarily due to $23.6 million of higher fuel rates, $5.6 million of higher load volumes primarily due to winter storms, $4.4 million of higher MISO make-whole payments, $3.9 million of higher capacity contract rates, and $1.3 million for the absence of a 2020 customer demand adjustment. These increases were partially offset by $4.1 million for the expiration of a power supply agreement in May 2021 and $1.5 million of lower MISO capacity revenue.

Other Operations Revenue
Other operations revenue increased $7.0 million primarily due to $9.7 million of higher transmission revenue, partially offset by $2.7 million of lower lease revenue, including variable lease revenue, as a result of the Cottonwood Sale Leaseback.

Fuel Used for Electric Generation
Fuel used for electric generation decreased $80.4 million primarily due to $68.3 million of higher mark-to-market gains on gas-related derivative contracts and $54.7 million of settlements related to gas swaps activity. These decreases were partially offset by $41.7 million of higher coal consumption which was largely the result of higher generating unit dispatch.

Purchased Power
Purchased power increased $69.7 million primarily due to higher costs of purchased power from MISO, largely the result of higher usage and Winter Storms Uri and Viola.

Other Operations and Maintenance
Other operations and maintenance expense increased $2.2 million primarily due to $5.5 million of higher generating outage maintenance expenses, partially offset by $1.6 million of lower generation operations expense and $1.1 million of lower materials and supplies expense.

Depreciation and Amortization
Depreciation and amortization increased $8.1 million primarily due to $6.2 million relating to adjustments to ARO assets to comply with the final CCR Rule as well as a reduction to the remaining lives of those assets. Also contributing to the increase was $1.9 million of higher normal recurring additions to fixed assets.

Income Taxes
Federal and state income taxes increased $13.2 million primarily due to $8.3 million for the change in pretax income, $2.5 million for an adjustment for state tax rate changes, $1.8 million for state tax expenses, and $0.5 million for permanent tax deductions. The effective income tax rate for the year ended December 31, 2021, was 27.2% which was different than the federal statutory rate.

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
The following tables set forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the years ended December 31, 2022, 2021, and 2020:

CLECO
CLECO POWER	2022 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
	2022			2021			2020
(THOUSANDS)	CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN		CLECO POWER	CLECO CAJUN
Net income	$170,057	$73,830		$134,088	$115,632		$96,655	$89,492
Add: Depreciation and amortization	178,231	75,157	(1)	173,498	56,438	(2)	166,987	47,183	(3)
Less: Interest income	5,082	1,122		3,294	15		3,362	273
Add: Interest charges	88,218	523		73,090	803		73,985	(750)
Add (less): Federal and state income tax expense (benefit)	2,503	24,565		(9,353)	42,283		26,799	29,080
EBITDA	$433,927	$172,953		$368,029	$215,141		$361,064	$164,732
(1) Includes $14.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(2) Includes $13.5 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.
(3) Includes $12.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements as a result of the Cleco Cajun Transaction and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

Selected Financial Data
The information set forth in the following table should be read in conjunction with Cleco’s Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2022	2021	2020
Operating revenue, net (excluding intercompany revenue)
Cleco Power	$1,603,938	$1,228,382	$1,020,674
Cleco Cajun	644,865	527,219	487,149
Other	(9,671)	(9,672)	(9,677)
Total	$2,239,132	$1,745,929	$1,498,146
Income before income taxes	$189,728	$208,077	$158,018
Net income	$188,811	$194,966	$122,300
Capitalization
Member’s equity	48.42%	46.56%	46.55%
Long-term debt and finance leases (1)	51.58%	53.44%	53.45%
Member’s equity	$2,947,067	$2,954,156	$2,757,023
Long-term debt and finance leases (1)	$3,139,094	$3,390,033	$3,165,387
Total assets	$8,253,749	$8,125,018	$7,725,569
(1) Excludes long-term debt and finance leases due within one year.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the revenue and expense items of Cleco Power for the years ended December 31, 2022, and 2021, see “— Results of Operations — Comparison of the Years Ended December 31, 2022, and 2021 — Cleco Power.”
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

CRITICAL ACCOUNTING ESTIMATES
The preparation of Cleco’s and Cleco Power’s Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
For more information on Cleco’s accounting policies, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.”
Cleco believes that the following accounting estimates are the most significant in understanding reported financial results:

•Regulatory Accounting: A significant portion of Cleco’s businesses are subject to regulation. This results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. Cleco Power is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of Cleco’s businesses. Cleco’s management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current rate environment. For more information on regulatory assets and liabilities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of

CLECO
CLECO POWER	2022 FORM 10-K
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

•Pension and Other Postretirement Benefits: To determine assets, liabilities, and expenses relating to pension and other postretirement benefits, management must make assumptions about future trends. Assumptions and estimates include, but are not limited to, discount rates, expected return on plan assets, mortality rates, future rate of compensation increases, and medical inflation trend rates. These assumptions are reviewed and updated on an annual basis. Changes in the rates from year-to-year and newly-enacted laws could have a material effect on Cleco’s financial condition and results of operations by changing the recorded assets, liabilities, expense, or required funding of the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2022 return on plan assets was (19.94)% compared to an expected long-term return of 5.25%. For 2021, the plan assets had a return of 7.14% compared to an expected long-term return of 5.00%. For the calculation of the 2023 periodic expense, Cleco increased the expected long-term return on plan assets to 6.60%.
Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. As a result of the annual review of assumptions, the pension plan discount rate increased from 2.98% to 5.44% for the December 31, 2022, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created.
Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. On December 31, 2022, Cleco Power recognized a $58.1 million net actuarial gain primarily due to an increase in the discount rate and lower than expected return on assets. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants (approximately five years as of December 31, 2022, for Cleco’s plan) when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(27,009)	$426
	0.5% decrease	$29,758	$(509)
Salary scale	0.5% increase	$4,053	$401
	0.5% decrease	$(3,744)	$(369)
Expected return on assets	0.5% increase	$—	$(2,245)
	0.5% decrease	$—	$2,245

Cleco Power did not make any required or discretionary contributions to the pension plan in 2022 or 2021 and made a $15.8 million required contribution to the pension plan in December 2020. Based on funding assumptions at December 31, 2022, management estimates that $74.5 million of pension contributions will be required through 2027. Cleco has not made, and does not expect to make, any contributions to the pension plan in 2023. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year-to-year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions.
For more information on pension and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.”

•Income Taxes: For more information on income taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Income Taxes” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Income Taxes.”

CLECO
CLECO POWER	2022 FORM 10-K
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

Cleco Power
Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets. Future rate changes could have a material impact on the results of operations, financial condition, or cash flows of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•The LPSC allows Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the imprudent cost and incur a corresponding impairment loss. On September 21, 2022, the LPSC approved a settlement regarding the St. Mary Clean Energy Center disallowing recovery of $15.0 million, which resulted in a net $13.8 million impairment charge and a reduction of the associated property, plant, and equipment net book value. For more information on the impairment loss and disallowance see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

•The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. Recovery of FAC costs is subject to periodic fuel audits by the LPSC, which are performed at least every other year. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, by the LPSC related to these filings. For more information on current LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits and Reviews — Fuel Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2022, and 2021 — Cleco Power — Significant Factors Affecting Cleco
Power — Fuel Cost Recovery/Recoverable Fuel and Power Purchased.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2022:

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

On April 1, 2022, and following the LPSC’s authorization of the securitization financing of Cleco Power’s storm restoration costs, S&P revised its outlook on Cleco Holdings and Cleco Power to stable from negative. S&P revised its outlook due to its expectation that Cleco’s financial metrics and balance sheet would improve given the upcoming securitization of storm restoration costs. On June 22, 2022, the storm recovery securitization financing was completed.
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

CLECO
CLECO POWER	2022 FORM 10-K
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
Recently, inflationary pressures have increased substantially. Under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s future cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years. For information on the impacts of inflation and market price volatility of natural gas on credit loss reserves related to customer accounts receivable, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Reserves for Credit Losses” and Part I, Item 1A, “Risk Factors — General Risk Factors — Global Economic Uncertainty and Access to Capital.”

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan, which included the settlement of the TCJA protected and unprotected excess ADIT. As a result of this settlement, all retail customers will continue receiving bill credits resulting from the TCJA. For more information on the regulatory impact of the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Regulation and Rates — Regulatory Refunds — TCJA.”

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Cleco may be required to provide credit support with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, changes in the amounts counterparties owe to Cleco, and any prenegotiated unsecured thresholds agreed to in the master contract. For more information about fair value instruments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Fair Value Accounting Instruments.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
For information on Cleco’s and Cleco Power’s restricted cash and cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Debt

Cleco
At December 31, 2022, Cleco had $109.0 million of short-term debt for outstanding borrowings under its aggregate $475.0 million revolving credit facilities. At December 31, 2021, Cleco had no short-term debt outstanding. For more information on Cleco’s credit facilities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt — Credit Facilities.”
At December 31, 2022, Cleco’s long-term debt and finance leases outstanding was $3.48 billion. Long-term debt decreased by $3.5 million from December 31, 2021, primarily due to the redemption of Cleco Power’s $325.0 million floating rate senior notes in June 2022, $67.7 million of principal payments made on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC in December 2022, the repayment of Cleco Power’s $25.0 million senior notes in December 2022, and $6.6 million of deferred debt financing costs related to Cleco Securitization I’s storm recovery bonds. These decreases were partially offset by the issuance of Cleco Securitization I’s $425.0 million initial principal amount of storm recovery bonds in June 2022. For more information on Cleco’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”
Cash and cash equivalents available at December 31, 2022, were $57.9 million combined with $366.0 million available revolving credit facility capacity ($111.0 million from Cleco Holdings and $255.0 million from Cleco Power) for total liquidity of $423.9 million.
At December 31, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the

CLECO
CLECO POWER	2022 FORM 10-K
Financial Statements — Note 7 — Fair Value Accounting Instruments.”
At December 31, 2022, Cleco had a working capital deficit of $88.8 million. At December 31, 2021, Cleco had a working capital surplus of $254.8 million. The $343.6 million decrease in working capital is primarily due to:

•a $247.4 million increase in long-term debt due within one year, primarily due to the reclassification of Cleco Holdings' $165.0 million senior notes due in May 2023, Cleco Power's $100.0 million senior notes due in December 2023, and $9.6 million of Cleco Securitization I's storm recovery bond principal payments scheduled to be paid in March and September 2023, partially offset by the repayment of Cleco Power's $25.0 million senior notes in December 2022,
•a $109.0 million increase in short-term debt due to outstanding draws on revolving credit facilities,
•a $90.7 million decrease in cash and cash equivalents,
•a $45.7 million decrease in the cash surrender value of life insurance policies primarily due to recognition of death benefits, the receipt of a portion of the cash surrender value of life insurance policies, and unfavorable market conditions,
•a $23.6 million increase in accounts payable primarily due to higher MISO power purchases and higher coal transportation costs due to higher gas prices,
•an $11.1 million increase in taxes payable primarily due to higher accruals for federal and state income taxes and payroll taxes, and
•a $10.3 million increase in interest accrued primarily due to Cleco Securitization I's storm recovery bonds issued in June 2022.

These decreases in working capital were partially offset by:

•a $49.8 million increase in affiliate balances primarily due to the settlement of intercompany taxes payable and income tax payments made on behalf of Cleco Group,
•a $34.0 million increase in customer accounts receivable primarily due to an increase in revenue due to higher usage as a result of weather and timing of collections from customers,
•a $21.9 million increase in restricted cash and cash equivalents primarily due to amounts restricted for storm restoration costs,
•a $21.4 million increase in fuel inventory primarily due to higher petroleum coke volume at a higher price per ton at Cleco Power and higher coal volume with higher transportation costs at Cleco Cajun,
•a $17.5 million increase in materials and supplies inventory primarily due to higher purchases at higher costs per unit,
•a $17.9 million increase in regulatory assets primarily due to the reclassification of the short-term portion of the regulatory assets related to Hurricane Ida deferred storm restoration costs under prudency review, Madison Unit 3 property taxes, and Bayou Vista to Segura,
•a $15.1 million increase in other accounts receivable primarily due to an increase in the timing of collections of joint owner receivables at Cleco Power and Cleco Cajun and an increase in receivables related to higher mine costs, and
•a $9.3 million increase in energy risk management assets, excluding Cleco Power’s FTRs, primarily due to market value changes on gas-related derivative contracts at Cleco Cajun.

At December 31, 2022, Cleco’s Consolidated Balance Sheets reflected $5.31 billion of total liabilities compared to $5.17 billion at December 31, 2021. The $135.8 million increase in total liabilities during 2022 was primarily due to:
•an increase in restricted storm reserve of $109.4 million due to the securitization financing of Cleco Power’s storm restoration costs through Cleco Securitization I in June 2022,
•an increase in short-term debt of $109.0 million, as previously discussed,
•an increase in accumulated deferred federal and state income taxes, net of $64.5 million, primarily due to the utilization of the net operating loss carryforward,
•an increase in accounts payable of $23.6 million, as previously discussed,
•an increase in taxes payable of $11.1 million, as previously discussed, and
•an increase in interest accrued of $10.3 million, as previously discussed.

These increases in total liabilities were partially offset by:

•a decrease in regulatory liabilities of $52.7 million, primarily due to amortization of excess ADIT related to the TCJA, and
•a decrease in affiliate accounts payable of $38.2 million primarily due to the settlement of intercompany taxes payable.

Cleco Holdings
Cleco Holdings had $64.0 million short-term debt outstanding at December 31, 2022, which represented borrowings under its $175.0 million revolving credit facility. Cleco Holdings had no short-term debt outstanding at December 31, 2021. For more information on Cleco Holdings’ credit facility, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt — Credit Facilities.”
At December 31, 2022, Cleco Holding’s long-term debt outstanding was $1.47 billion, $230.5 million of which was due within one year. The long-term debt due within one year at December 31, 2022, represents $165.0 million of Cleco Holdings’ senior notes due in May 2023 and $65.6 million principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC. For Cleco Holdings, long-term debt decreased $66.0 million primarily due to the $67.7 million principal payment on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC in December 2022.
Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at December 31, 2022.
Cash and cash equivalents available at Cleco Holdings at December 31, 2022, were $2.6 million, combined with $111.0 million available revolving credit facility capacity for a total liquidity of $113.6 million.

Cleco Power
At December 31, 2022, Cleco Power had $45.0 million of short-term debt for outstanding borrowings under its $300.0 million revolving credit facility. Cleco Power had no short-term debt outstanding at December 31, 2021. For more information on Cleco Power’s credit facility, see Item 8, “Financial Statements

CLECO
CLECO POWER	2022 FORM 10-K
and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt — Credit Facilities.”
Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. There were no amounts outstanding under the uncommitted line of credit at December 31, 2022.
At December 31, 2022, Cleco Power’s long-term debt and finance leases outstanding was $1.90 billion. Long-term debt increased $70.2 million from December 31, 2021, primarily due to the issuance of Cleco Securitization I’s $425.0 million storm recovery bonds in June 2022. This increase was partially offset by the redemption of $325.0 million floating rate senior notes in June 2022, the repayment of $25.0 million senior notes in December 2022, and $6.6 million of deferred debt financing costs related to Cleco Securitization I’s senior secured storm recovery bonds. For more information on Cleco Power’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”
Cash and cash equivalents available at December 31, 2022, were $14.7 million combined with $255.0 million available revolving credit facility capacity for total liquidity of $269.7 million.
At December 31, 2022, and 2021, Cleco Power had a working capital surplus of $35.9 million and $110.2 million, respectively. The $74.3 million decrease in working capital is primarily due to:

•an $84.6 million increase in long-term debt due within one year primarily due to the reclassification of $100.0 million of senior notes due in December 2023 and $9.6 million payments of Cleco Securitization I's storm recovery bond principal payments scheduled to be paid in March and September 2023, partially offset by a $25.0 million repayment of senior notes in December 2022,
•a $71.0 million decrease in cash and cash equivalents,
•a $45.0 million increase in short-term debt due to outstanding draws on the revolving credit facility,
•a $10.2 million increase in interest accrued primarily due to Cleco Securitization I's storm recovery bonds issued in June 2022, and
•a $9.8 million increase in taxes payable primarily due to higher accruals for federal and state income taxes and payroll taxes.

These decreases in working capital were partially offset by:

•a $57.3 million decrease in affiliate accounts payable primarily due to the settlement of intercompany taxes payable,
•a $24.1 million increase in customer accounts receivable primarily due to an increase in revenue due to higher usage as a result of weather and timing of collections from customers,
•a $21.9 million increase in restricted cash and cash equivalents primarily due to amounts restricted for storm restoration costs,
•a $17.9 million increase in regulatory assets primarily due to the reclassification of the short-term portion of the regulatory assets related to Hurricane Ida deferred storm restoration costs under prudency review, Madison Unit 3 property taxes, and Bayou Vista to Segura,
•a $15.4 million increase in material and supplies inventory primarily due to higher purchases at higher costs per unit, and
•an $11.0 million increase in fuel inventory primarily due to higher petroleum coke volume at a higher price per ton.

At December 31, 2022, Cleco Power’s Consolidated Balance Sheets reflected $3.32 billion of total liabilities compared to $3.18 billion at December 31, 2021. The $140.3 million increase in total liabilities during 2022 was primarily due to:

•an increase in restricted storm reserve of $109.4 million due to the securitization financing of storm restoration costs through Cleco Securitization I in June 2022,
•an increase in accumulated deferred federal and state income taxes, net of $62.6 million, primarily due to the utilization of the net operating loss carryforward,
•an increase in short-term debt of $45.0 million, as previously discussed,
•an increase in interest accrued of $10.2 million, as previously discussed, and
•an increase in taxes payable of $9.8 million, as previously discussed.

These increases in total liabilities were partially offset by:

•a decrease in total long-term debt of $70.2 million, as previously discussed,
•a decrease in affiliate accounts payable of $57.3 million, as previously discussed, and
•a decrease in regulatory liabilities of $52.7 million, primarily due to amortization of excess ADIT related to the TCJA.

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At December 31, 2022, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48.0% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At December 31, 2022, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance.”

CLECO
CLECO POWER	2022 FORM 10-K
Cash Flows Comparison for the Years Ended December 31, 2022, and 2021
Cleco’s and Cleco Power’s net cash activities for operating, investing, and financing cash flows are as follows for December 31, 2022, and 2021:

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	VARIANCE	2022	2021	VARIANCE
Net cash provided by operating activities	$344,912	$182,640	$162,272	$274,265	$102,518	$171,747
Net cash used in investing activities	(193,257)	(300,833)	107,576	(220,693)	(290,745)	70,052
Net cash (used in) provided by financing activities	(111,065)	178,910	(289,975)	6,731	246,177	(239,446)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$40,590	$60,717	$(20,127)	$60,303	$57,950	$2,353

Cleco

Net Operating Cash Flow
Cash generated from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash adjustments include items such as depreciation and amortization, gain or loss on risk management assets and liabilities, regulatory disallowance, deferred income taxes, and allowance for equity funds used during construction.
Net cash provided by operating activities during 2022 increased $162.3 million from 2021 primarily due to:

•the absence of $107.6 million of lignite costs related to accelerated mine-closure costs at Cleco Power,
•higher recoveries of net fuel and purchased power costs at Cleco Power of $46.6 million primarily due to timing of collections, and
•lower payments for non-capital storm restoration costs of $41.2 million at Cleco Power.

These increases were partially offset by:

•higher payments for affiliate settlements of $58.1 million and
•higher payments for fuel inventory of $29.8 million primarily due to purchases of coal at a higher price per ton at Cleco Cajun.

Net Investing Cash Flow
Net cash used in investing activities decreased $107.6 million primarily due to:

•lower additions to property, plant, and equipment, excluding AFUDC, of $74.4 million and
•higher life insurance proceeds of $40.9 million.

These increases were partially offset by a lower return of equity investment in investee of $7.0 million.

Net Financing Cash Flow
Net cash used in financing activities increased $290.0 million during 2022 primarily due to:

•the absence of the issuance of Cleco Power’s $325.0 million floating rate senior notes in 2021, and the subsequent redemption of those $325.0 million senior notes in June 2022,
•distributions to Cleco Group of $219.6 million, and
•the repayment of Cleco Power’s $25.0 million senior notes in December 2022.
These increases were partially offset by:

•proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s storm recovery bonds in June 2022,
•lower payments on credit facilities of $143.0 million, and
•higher draws on credit facilities of $41.0 million.

Cleco Power

Net Operating Cash Flow
Cash generated from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash adjustments include items such as depreciation and amortization, regulatory disallowance, deferred income taxes, and allowance for equity funds used during construction.
Net cash provided by operating activities during 2022 increased $171.7 million from 2021 primarily due to:

•the absence of $107.6 million of lignite costs related to accelerated mine-closure costs,
•higher recoveries of net fuel and purchased power costs of $46.6 million primarily due to timing of collections, and
•lower payments for non-capital storm restoration costs of $41.2 million.

These increases were partially offset by higher payments for affiliate settlements of $46.9 million.

Net Investing Cash Flow
Net cash used in investing activities during 2022 decreased $70.1 million from 2021 primarily due to:

•lower additions to property, plant, and equipment, excluding AFUDC, of $72.0 million and
•higher life insurance proceeds of $5.7 million.

These increases were partially offset by a lower return of equity investment in investee of $7.0 million.

Net Financing Cash Flow
Net cash provided by financing activities during 2022 decreased $239.4 million from 2021 primarily due to:

•the absence of issuance of $325.0 million floating rate senior notes in 2021, and the subsequent redemption of those $325.0 million senior notes in June 2022,
•distributions to Cleco Holdings of $105.5 million,

CLECO
CLECO POWER	2022 FORM 10-K
•the repayment of $25.0 million senior notes in December 2022, and
•lower draws on revolving credit facilities of $23.0 million.

These decreases were partially offset by:

•proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s storm recovery bonds in June 2022, and
•lower payments on credit facilities of $143.0 million.

Cash Flows Comparison for the Years Ended December 31, 2021, and 2020
Cleco’s and Cleco Power’s net cash activities for operating, investing, and financing cash flows are as follows for December 31, 2021, and 2020:

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2021	2020	VARIANCE	2021	2020	VARIANCE
Net cash provided by operating activities	$182,640	$205,819	$(23,179)	$102,518	$127,779	$(25,261)
Net cash used in investing activities	(300,833)	(377,907)	77,074	(290,745)	(365,936)	75,191
Net cash (used in) provided by financing activities	178,910	119,758	59,152	246,177	186,596	59,581
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$60,717	$(52,330)	$113,047	$57,950	$(51,561)	$109,511

Cleco

Net Operating Cash Flow
Cash generated from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash adjustments include items such as depreciation and amortization, gain or loss on risk management assets and liabilities, regulatory disallowance, deferred income taxes, and allowance for equity funds used during construction.
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

Net Investing Cash Flow
Net cash used in investing activities during 2021 decreased $77.1 million from 2020 primarily due to lower additions to property, plant, and equipment, excluding AFUDC, of $77.9 million.

Net Financing Cash Flow
Net cash provided by financing activities during 2021 increased $59.1 million from 2020 primarily due to the issuance of $325.0 million floating rate senior notes at Cleco Power in September 2021.

This increase was partially offset by:

•the absence of borrowing a $125.0 million term loan at Cleco Power in August 2020,
•higher payments on revolving credit facilities of $97.0 million, and
•lower draws on revolving credit facilities of $53.0 million.

Cleco Power

Net Operating Cash Flow
Cash generated from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash adjustments include items such as depreciation and amortization, regulatory disallowance, deferred income taxes, and allowance for equity funds used during construction.
Net cash provided by operating activities during 2021 decreased $25.3 million from 2020 primarily due to:

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

CLECO
CLECO POWER	2022 FORM 10-K
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

Net Investing Cash Flow
Net cash used in investing activities during 2021 decreased $75.2 million from 2020 primarily due to higher additions to property, plant, and equipment, excluding AFUDC, of $76.1 million.

Net Financing Cash Flow
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
During the years ended December 31, 2022, 2021, and 2020, Cleco Power had capital expenditures, excluding AFUDC, of $228.9 million, $301.0 million, and $377.0 million, respectively. Cleco Power funded its capital expenditures for 2022, 2021, and 2020 from internally generated funds and funds obtained through debt issuances.
During the years ended December 31, 2022, 2021, and 2020, other subsidiaries had capital expenditures of $7.8 million, $10.2 million, and $12.0 million, respectively.
In 2023 and for the five-year period ending 2027, Cleco and Cleco Power expect to materially fund their capital expenditure requirements with internally generated funds. However, Cleco Power may choose to issue debt in order to supplement its funding sources and achieve its stipulated regulatory capital structure. All computations of internally funded capital expenditures exclude AFUDC and capitalized interest.
Cleco’s and Cleco Power’s estimated capital expenditures and debt maturities for 2023 and for the five-year period ending December 31, 2027, are presented in the following tables. All amounts exclude AFUDC and capitalized interest.

Cleco
PROJECT (THOUSANDS)	2023		%	2023-2027	%
Environmental	$4,000		1%	$57,000	3%
New business	27,000		10%	135,000	8%
Renewables and electrification	25,000		9%	245,000	15%
Transmission reliability	11,000		4%	15,000	1%
General (1)	201,000		76%	1,192,000	73%
Total capital expenditures (2)	$268,000		100%	$1,644,000	100%
Debt payments	340,000	(3)		1,410,000
Total capital expenditures and debt payments	$608,000			$3,054,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.
(2) Does not include costs related to Project Diamond Vault.
(3) Consists of the principal amount committed to be repaid as a result of the Cleco Cajun Transaction as well as other long-term debt obligations with maturity dates in 2023. For more information on the future debt payments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”

Cleco Power
PROJECT (THOUSANDS)	2023		%	2023-2027	%
Environmental	$4,000		2%	$57,000	4%
New business	27,000		11%	135,000	9%
Renewables and electrification	25,000		10%	245,000	16%
Transmission reliability	11,000		4%	15,000	1%
General (1)	188,000		73%	1,125,000	70%
Total capital expenditures (2)	$255,000		100%	$1,577,000	100%
Debt payments	110,000	(3)		580,000
Total capital expenditures and debt payments	$365,000			$2,157,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.
(2) Does not include costs related to Project Diamond Vault.
(3) For more information on the future debt payments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Debt.”

Capital expenditures for other subsidiaries in 2023 are estimated to total $13.0 million. For the five-year period ending December 31, 2027, capital expenditures for other subsidiaries are estimated to total $67.0 million. Cleco expects cash and cash equivalents on hand, in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities, to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

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

CLECO
CLECO POWER	2022 FORM 10-K
Diamond Vault. For more information on renewable and
electrification initiatives see “— Overview — Cleco Power — Renewable and Electrification Initiatives.”

Contractual Obligations
Cleco, in the course of normal business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. These obligations do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2022, and represent only the projected future payments that Cleco was contractually obligated to make as of December 31, 2022.
For contractual obligations related to leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Leases.” For information on amounts expected to be contributed to the employee pension plan and the projected benefit payments for Other Benefits and SERP, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and Employee Benefits.”

		PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	UP TO 12 MONTHS	BEYOND 12 MONTHS
Cleco
Long-term debt (1)	$5,076,468	$164,563	$4,911,905
Purchase obligations	$575,527	$474,124	$101,403
Other long-term liabilities (2)	$17,035	$2,561	$14,474
Cleco Power
Long-term debt (1)	$3,038,903	$106,774	$2,932,129
Purchase obligations	$331,633	$239,109	$92,524
Other long-term liabilities (2)	$4,800	$1,600	$3,200
(1) For Cleco, the amount above excludes the fair value adjustments related to the 2016 Merger. Cleco’s and Cleco Power’s anticipated interest payments related to long-term debt also are included in this category and do not reflect anticipated future refinancing, early redemption, or debt issuance.
(2) Other long-term liabilities primarily consist of obligations for deferred compensation and various operating and maintenance agreements.
For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same and all franchises will be renewed according to the rates used in the table.

Off-Balance Sheet Commitments and Guarantees
Cleco has entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit in order to facilitate its activities and the activities of its equity investees (affiliates). Cleco has also agreed to contractual terms that require it to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and guarantees, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”
Cybersecurity
The operation of Cleco’s electrical systems relies on evolving operational and information technology systems and network infrastructures that are complex. The failure of Cleco or its vendors’ operational and information technology systems and networks, due to a physical attack, cyberattack, or other event, could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; result in damage to Cleco’s reputation; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. Cleco’s Chief Information and Supply Chain Officer leads Cleco’s cybersecurity team and oversees Cleco’s cybersecurity maturity plan. Each month, management provides cybersecurity key performance indicator updates to Cleco’s Asset Management Committee and periodically provides general cybersecurity updates to
Cleco’s Audit Committee. Cleco’s third party providers are susceptible to data breaches, which could potentially allow an attacker to compromise the third party servers on which the products run. Cleco could have potential impacts to the confidentiality, integrity, or availability of its data or systems. The third party providers and Cleco investigate data breach incidents. Past instances have resulted in no negative impacts to Cleco’s confidentiality, integrity, or availability of its data or systems. For more information on risks related to Cleco’s cybersecurity, see Part I, Item 1A, “Risk Factors — Operational Risks — Technology and Terrorism Threats.”
Regulatory and Other Matters
Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail and Wholesale Rates
For 2022 and 2021, retail rates, which includes the retail portion of FAC and EAC revenue, regulated by the LPSC accounted for approximately 84% and 85%, respectively, of Cleco Power’s total base, FAC, and EAC revenue.
For information on Cleco Power’s base rates, fuel rates, and environmental rates, see Part I, item 1, “Regulatory Matters, Industry Developments, and Franchises — Rates.”
For information on Cleco Power’s and Cleco Cajun’s wholesale rates, see Part I, item 1, “Regulatory Matters, Industry Developments, and Franchises — Rates.”
Transmission Rates
In July 2011, FERC issued Order No. 1000 that reformed the electric transmission planning and cost allocation requirements for public utility transmission providers. The rule builds on the reforms of Order No. 890 and corrects remaining deficiencies

CLECO
CLECO POWER	2022 FORM 10-K
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
For information on Cleco Power’s and Cleco Cajun’s transmission rates, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Revenue Recognition — Transmission Revenue.”

Market Structure
Wholesale Electric Markets

RTO
In 1999, FERC issued Order No. 2000, which established a general framework for all transmission-owning entities in the nation to voluntarily place their transmission facilities under the control of an appropriate RTO. Cleco Power and Cleco Cajun’s generation dispatch and transmission operations are integrated with MISO. For more information about Cleco Power’s and Cleco Cajun’s integration into MISO, see “—Transmission Rates.”

ERO
NERC, subject to oversight by FERC, is the ERO responsible for developing and enforcing mandatory reliability standards for users, owners, and operators of the bulk power system. NERC, as the ERO, delegates authority to SERC Reliability Corporation.
Cleco anticipates that a new standard relating to the winterization of generation assets will be approved by FERC in 2023. This standard is expected to have more stringent requirements; however, Cleco cannot predict the full impact that this potential new standard will have on its businesses, cash flows, liquidity, financial condition, and results of operations.
A NERC Operations and Planning Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. The most recent NERC Operations and Planning Reliability Standards audits for Cleco Power and Cleco Cajun concluded on September 15, 2022. Final reports were issued on October 25, 2022, for Cleco Cajun and November 16, 2022, for Cleco Power. There were no material findings from the audits.
A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. NERC CIP audits for Cleco Power and Cleco Cajun began in the fourth quarter of 2022 and are expected to conclude in the first quarter 2023.
Management is unable to predict the final financial outcome of the most recent CIP audits, any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance”.

Retail Electric Markets
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the supplier for new customers. The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer. If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier. The LPSC’s review of the “300-foot rule” in Docket No. R-32763 has been ongoing since April 2013. On February 5, 2020, the docket was closed due to no substantive actions in proceedings since October 2014. Management is unable to predict if this docket will be reopened for reconsideration in the future and cannot determine the impact any potential rulemaking may have on the results of operations, financial condition, or cash flows of Cleco Power. The application of the current rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration.

Integrated Resource Plan (IRP)
On October 20, 2021, Cleco Power filed its request with the LPSC to initiate its next IRP process. Cleco Power filed its initial data assumptions to be used in its IRP analysis on February 21, 2022. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholders meeting was conducted on March 24, 2022. The first draft of the IRP was filed on October 26, 2022. The next stakeholders meeting was held on November 29, 2022. A final IRP is due in May 2023.
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

CLECO
CLECO POWER	2022 FORM 10-K
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
At December 31, 2022, Cleco Holdings had $64.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 5.977%. At December 31, 2022, the borrowing costs for amounts drawn under Cleco Holdings’ revolving credit facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Holdings’ short-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $0.6 million on an annualized basis.
At December 31, 2022, Cleco Holdings had a $132.3 million long-term variable rate bank term loan outstanding at an interest rate of LIBOR plus 1.625%, for an all-in interest rate of 6.015%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the year ended December 31, 2022, was 3.321%.
At December 31, 2022, Cleco Power had $45.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 5.57%. At December 31, 2022, Cleco Power’s borrowing costs for amounts drawn under its $300.0 million revolving credit facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Power’s short-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $0.5 million on an annualized basis.
At December 31, 2022, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of LIBOR plus 1.25%, for an all-in interest rate of

CLECO
CLECO POWER	2022 FORM 10-K
5.64%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the year ended December 31, 2022, was 2.967%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $3.7 million on an annualized basis.
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

During 2022, Cleco Cajun had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap transactions. During 2022, Cleco Power had natural gas derivative contracts consisting of financially settled swap transactions.
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

		FOR THE YEAR ENDED DEC. 31, 2022
(THOUSANDS)	AT DEC. 31, 2022	HIGH	LOW	AVERAGE
Cleco	$26,128	$79,618	$22,142	$42,657
Cleco Power	$3,464	$5,370	$1,117	$1,982

For more information on the accounting treatment and fair value of FTRs and natural gas derivative contracts, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity,” “Note 7 — Fair Value Accounting Instruments,” and “Note 8 — Derivative Instruments.”

CLECO
CLECO POWER	2022 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Corporate Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in member’s equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment – Cleco Power Reporting Unit
As described in Notes 2 and 17 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.49 billion at December 31, 2022, all of which was assigned to the Cleco Power reporting unit. Management conducts an impairment test as of August 1 of each year, or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Fair value is estimated by management using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and discount rate.
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

CLECO
CLECO POWER	2022 FORM 10-K
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

Accounting for the Effects of Regulatory Matters
As described in Notes 2 and 5 to the consolidated financial statements, Cleco Power LLC (“Cleco Power”), a wholly-owned subsidiary of the Company, complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2022, there were $717.0 million of deferred costs included in regulatory assets and $152.8 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable,
Cleco Power would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance of regulated operations.
The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are (i) the significant judgment by management in evaluating the impact of regulatory orders and accounting guidance on relevant transactions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to the timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating (i) management’s process for identifying relevant transactions which require regulatory treatment; (ii) management’s assessment regarding the accounting impacts arising from regulatory orders and accounting guidance; (iii) the reasonableness of management’s assessment regarding the timing of revenue recognition, probability of recovery of regulatory assets, and the establishment of regulatory liabilities; and (iv) the regulatory assets and liabilities calculated by management based on provisions and formulas outlined in rate orders and other correspondence.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 8, 2023

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Operating revenue
Electric operations	$2,009,427	$1,590,796	$1,370,893
Other operations	237,379	195,767	180,524
Gross operating revenue	2,246,806	1,786,563	1,551,417
Electric customer credits	(7,674)	(40,634)	(53,271)
Operating revenue, net	2,239,132	1,745,929	1,498,146
Operating expenses
Fuel used for electric generation	599,410	349,227	326,869
Purchased power	656,776	444,905	282,255
Other operations and maintenance	300,785	304,996	303,246
Depreciation and amortization	256,138	237,415	219,363
Taxes other than income taxes	70,295	64,509	61,321
Regulatory disallowance	13,841	—	—
Total operating expenses	1,897,245	1,401,052	1,193,054
Operating income	341,887	344,877	305,092
Interest income	6,372	3,312	3,948
Allowance for equity funds used during construction	3,740	9,905	998
Other expense, net	(11,113)	(15,681)	(14,156)
Interest charges
Interest charges, net	152,975	137,050	139,272
Allowance for borrowed funds used during construction	(1,817)	(2,714)	(1,408)
Total interest charges	151,158	134,336	137,864
Income before income taxes	189,728	208,077	158,018
Federal and state income tax expense	917	13,111	35,718
Net income	$188,811	$194,966	$122,300
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Net income	$188,811	$194,966	$122,300
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $8,728, tax expense of $394, and tax benefit of $2,922, respectively)	23,688	2,167	(8,283)
Total other comprehensive income (loss), net of tax	23,688	2,167	(8,283)
Comprehensive income, net of tax	$212,499	$197,133	$114,017
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2022	2021
Assets
Current assets
Cash and cash equivalents	$57,875	$148,563
Restricted cash and cash equivalents	23,549	1,674
Customer accounts receivable (less allowance for credit losses of $1,147 in 2022 and $1,302 in 2021)	125,863	91,869
Accounts receivable - affiliate	14,613	3,041
Other accounts receivable	42,935	27,818
Taxes receivable	—	564
Unbilled revenue	46,040	37,663
Fuel inventory, at average cost	90,231	68,838
Materials and supplies, at average cost	151,138	133,666
Energy risk management assets	49,839	43,479
Accumulated deferred fuel	57,881	56,826
Cash surrender value of company-/trust-owned life insurance policies	52,859	98,576
Prepayments	16,809	13,283
Regulatory assets	47,173	29,261
Other current assets	7,062	12,839
Total current assets	783,867	767,960
Property, plant, and equipment
Property, plant, and equipment	5,445,066	5,416,722
Accumulated depreciation	(946,576)	(700,991)
Net property, plant, and equipment	4,498,490	4,715,731
Construction work in progress	116,550	100,163
Total property, plant, and equipment, net	4,615,040	4,815,894
Equity investment in investee	2,072	2,072
Goodwill	1,490,797	1,490,797
Prepayments	24,926	21,598
Operating lease right of use assets	22,673	24,014
Restricted cash and cash equivalents	110,148	745
Note receivable	12,908	13,744
Regulatory assets - deferred taxes, net	8,803	—
Regulatory assets	611,917	810,820
Intangible asset - securitization	413,123	—
Intangible assets - other	56,635	82,235
Energy risk management assets	58,895	50,962
Other deferred charges	41,945	44,177
Total assets	$8,253,749	$8,125,018
The accompanying notes are an integral part of the consolidated financial statements.
(Continued on next page)

CLECO
CLECO POWER	2022 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2022	2021
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$109,000	$—
Long-term debt and finance leases due within one year	340,867	93,455
Accounts payable	192,213	167,886
Accounts payable - affiliate	13,092	51,297
Customer deposits	57,851	60,852
Provision for rate refund	3,074	5,682
Taxes payable	17,448	6,311
Interest accrued	25,540	15,203
Energy risk management liabilities	8,841	834
Regulatory liabilities - deferred taxes, net	42,890	44,072
Deferred compensation	12,162	14,420
Storm reserves	9,409	—
Other current liabilities	40,310	53,150
Total current liabilities	872,697	513,162
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	820,300	755,764
Postretirement benefit obligations	200,580	291,606
Regulatory liabilities - deferred taxes, net	—	51,472
Storm reserves	109,353	—
Deferred lease revenue	22,246	31,451
Intangible liabilities	13,956	18,997
Asset retirement obligations	73,653	69,667
Operating lease liabilities	19,819	21,128
Other deferred credits	34,984	27,582
Total long-term liabilities and deferred credits	1,294,891	1,267,667
Long-term debt and finance leases, net	3,139,094	3,390,033
Total liabilities	5,306,682	5,170,862
Commitments and contingencies (Note 15)
Member’s equity	2,947,067	2,954,156
Total liabilities and member’s equity	$8,253,749	$8,125,018
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Operating activities
Net income	$188,811	$194,966	$122,300
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	289,486	273,392	249,494
Provision for credit losses	3,357	5,471	5,488
Regulatory disallowance	13,841	—	—
Unearned compensation expense	5,502	6,678	5,715
Allowance for equity funds used during construction	(3,740)	(9,905)	(998)
Gain on risk management assets and liabilities, net	(21,805)	(80,314)	(13,261)
Deferred lease revenue	(9,205)	(9,205)	(9,205)
Deferred income taxes	(7,911)	13,954	35,876
Cash surrender value of company-/trust-owned life insurance	1,266	(9,438)	(3,042)
Changes in assets and liabilities
Accounts receivable	(61,848)	(25,865)	(8,772)
Accounts receivable - affiliate	(11,309)	(1,379)	(621)
Unbilled revenue	(8,377)	2,464	(6,920)
Fuel inventory and materials and supplies	(43,703)	30,254	(39,602)
Prepayments	(15,846)	(12,097)	(20,117)
Accounts payable	20,711	(2,379)	(19,612)
Accounts payable - affiliate	(38,206)	10,014	1,470
Customer deposits	6,778	11,241	6,663
Provision for merger commitments	—	(2,620)	560
Postretirement benefit obligations	(847)	7,106	(9,588)
Regulatory assets and liabilities, net	21,537	(163,788)	(76,428)
Deferred fuel recoveries	8,742	(29,405)	(4,142)
Asset retirement obligations	(4,958)	(959)	461
Other deferred accounts	(7,333)	(13,032)	(17,392)
Taxes accrued	11,337	(10,145)	4,633
Interest accrued	10,337	(380)	(3,417)
Energy risk management collateral received	6,500	—	—
Other operating	(8,205)	(1,989)	6,276
Net cash provided by operating activities	344,912	182,640	205,819
Investing activities
Additions to property, plant, and equipment	(236,767)	(311,141)	(389,015)
Return of equity investment in investee	—	7,000	8,000
Return of investment in company-/trust-owned life insurance	41,671	820	1,912
Other investing	1,839	2,488	1,196
Net cash used in investing activities	(193,257)	(300,833)	(377,907)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2022 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022		2021		2020
Financing activities
Draws on revolving credit facilities	226,000		185,000		238,000
Payments on revolving credit facilities	(117,000)		(260,000)		(163,000)
Issuances of long-term debt	424,946		325,000		125,000
Repayments of long-term debt	(417,700)		(66,000)		(75,055)
Payment of financing costs	(6,968)		(4,408)		(4,570)
Distributions to member	(219,588)		—		—
Other financing	(755)		(682)		(617)
Net cash (used in) provided by financing activities	(111,065)		178,910		119,758
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	40,590		60,717		(52,330)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	150,982	(1)	90,265		142,595
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$191,572	(2)	$150,982	(1)	$90,265

Supplementary cash flow information
Interest paid, net of amount capitalized	$131,760		$126,061		$130,544
Income taxes refunded, net	$—		$72		$(2,777)
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$10,247		$10,369		$7,943
Reduction in property, plant, and equipment due to regulatory disallowance	$13,841		$—		$—
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$197,689		$—		$—
(1) Includes cash and cash equivalents of $148,563, current restricted cash and cash equivalents of $1,674, and non-current restricted cash and cash equivalents of $745.
(2) Includes cash and cash equivalents of $57,875, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $110,148.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2019	$2,454,276	$206,243	$(17,513)	$2,643,006
Net income	—	122,300	—	122,300
Other comprehensive loss, net of tax	—	—	(8,283)	(8,283)
Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
Net income	—	194,966	—	194,966
Other comprehensive income, net of tax	—	—	2,167	2,167
Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
Distributions to member	—	(219,588)	—	(219,588)
Net income	—	188,811	—	188,811
Other comprehensive income, net of tax	—	—	23,688	23,688
Balances, Dec. 31, 2022	$2,454,276	$492,732	$59	$2,947,067
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Power LLC and its subsidiaries (the “Company” or “Cleco Power”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in member’s equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Notes 2 and 5 to the consolidated financial statements, the Company complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). The Company’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. The Company must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets. The Company capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2022, there were $589.3 million of deferred costs included in regulatory assets and $152.8 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, the Company believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, the Company’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, the Company would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of the Company could require discontinuance of the application of the authoritative guidance of regulated operations.
The principal considerations for our determination that performing procedures relating to the accounting for the effects of regulatory matters is a critical audit matter are (i) the significant judgment by management in evaluating the impact of regulatory orders and accounting guidance on relevant transactions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to the timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These

CLECO
CLECO POWER	2022 FORM 10-K
procedures included, among others, evaluating (i) management’s process for identifying relevant transactions which require regulatory treatment; (ii) management’s assessment regarding the accounting impacts arising from regulatory orders and accounting guidance; (iii) the reasonableness of management’s assessment regarding the timing of revenue recognition, probability of recovery of regulatory assets, and the establishment of regulatory liabilities; and (iv) the regulatory assets and liabilities calculated by management based on provisions and formulas outlined in rate orders and other correspondence.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 8, 2023

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Operating revenue
Electric operations	$1,523,066	$1,202,249	$1,015,018
Other operations	98,759	74,625	65,237
Affiliate revenue	6,377	5,641	5,156
Gross operating revenue	1,628,202	1,282,515	1,085,411
Electric customer credits	(7,674)	(40,878)	(53,119)
Operating revenue, net	1,620,528	1,241,637	1,032,292
Operating expenses
Fuel used for electric generation	610,737	396,279	293,492
Purchased power	286,756	194,818	100,698
Other operations and maintenance	216,851	223,257	221,146
Depreciation and amortization	178,231	173,498	166,987
Taxes other than income taxes	55,075	49,598	44,631
Regulatory disallowance	13,841	—	—
Total operating expenses	1,361,491	1,037,450	826,954
Operating income	259,037	204,187	205,338
Interest income	5,082	3,294	3,362
Allowance for equity funds used during construction	3,740	9,905	998
Other expense, net	(7,081)	(19,561)	(12,259)
Interest charges
Interest charges, net	90,035	75,804	75,393
Allowance for borrowed funds used during construction	(1,817)	(2,714)	(1,408)
Total interest charges	88,218	73,090	73,985
Income before income taxes	172,560	124,735	123,454
Federal and state income tax expense (benefit)	2,503	(9,353)	26,799
Net income	$170,057	$134,088	$96,655
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Net income	$170,057	$134,088	$96,655
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $3,525, tax expense of $2,024, and tax benefit of $855, respectively)	9,567	6,254	(2,422)
Amortization of interest rate derivatives to earnings (net of tax expense of $93, $28, and $90, respectively)	251	316	254
Total other comprehensive income (loss), net of tax	9,818	6,570	(2,168)
Comprehensive income, net of tax	$179,875	$140,658	$94,487
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2022	2021
Assets
Utility plant and equipment
Property, plant, and equipment	$5,736,526	$5,745,489
Accumulated depreciation	(2,082,153)	(1,919,766)
Net property, plant, and equipment	3,654,373	3,825,723
Construction work in progress	113,470	94,573
Total utility plant and equipment, net	3,767,843	3,920,296
Current assets
Cash and cash equivalents	14,703	85,667
Restricted cash and cash equivalents	23,549	1,674
Customer accounts receivable (less allowance for credit losses of $1,147 in 2022 and $1,302 in 2021)	72,646	48,551
Accounts receivable - affiliate	3,771	13,612
Other accounts receivable	33,444	21,931
Unbilled revenue	46,040	37,663
Fuel inventory, at average cost	57,078	46,121
Materials and supplies, at average cost	116,943	101,502
Energy risk management assets	2,570	5,515
Accumulated deferred fuel	57,881	56,826
Cash surrender value of company-owned life insurance policies	9,471	16,260
Prepayments	11,765	7,784
Regulatory assets	39,438	21,526
Other current assets	838	782
Total current assets	490,137	465,414
Equity investment in investee	2,072	2,072
Prepayments	1,493	1,243
Operating lease right of use assets	22,628	23,970
Restricted cash and cash equivalents	109,392	—
Note receivable	12,908	13,744
Regulatory assets - deferred taxes, net	8,803	—
Regulatory assets	491,978	680,813
Intangible asset - securitization	413,123	—
Other deferred charges	23,796	21,949
Total assets	$5,344,173	$5,129,501
The accompanying notes are an integral part of the consolidated financial statements.
(Continued on next page)

CLECO
CLECO POWER	2022 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2022	2021
Liabilities and member’s equity
Member’s equity	$2,022,912	$1,948,537
Long-term debt and finance leases, net	1,786,447	1,800,854
Total capitalization	3,809,359	3,749,391
Current liabilities
Short-term debt	45,000	—
Long-term debt and finance leases due within one year	110,344	25,755
Accounts payable	119,435	114,493
Accounts payable - affiliate	12,448	69,729
Customer deposits	57,851	60,852
Provision for rate refund	3,074	5,682
Taxes payable, net	15,277	5,494
Interest accrued	15,276	5,080
Energy risk management liabilities	4,864	597
Regulatory liabilities - deferred taxes, net	42,890	44,072
Storm reserves	9,409	—
Other current liabilities	18,360	23,467
Total current liabilities	454,228	355,221
Commitments and contingencies (Note 15)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	770,127	707,479
Postretirement benefit obligations	137,754	205,214
Regulatory liabilities - deferred taxes, net	—	51,472
Storm reserves	109,353	—
Asset retirement obligations	15,301	19,456
Operating lease liabilities	19,790	21,100
Other deferred credits	28,261	20,168
Total long-term liabilities and deferred credits	1,080,586	1,024,889
Total liabilities and member’s equity	$5,344,173	$5,129,501
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022		2021		2020
Operating activities
Net income	$170,057		$134,088		$96,655
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	185,029		182,373		172,452
Provision for credit losses	3,357		5,471		5,100
Regulatory disallowance	13,841		—		—
Allowance for equity funds used during construction	(3,740)		(9,905)		(998)
Deferred income taxes	(4,690)		(9,211)		6,165
Changes in assets and liabilities
Accounts receivable	(48,353)		(19,707)		(21,289)
Accounts receivable - affiliate	13,253		5,531		3,403
Unbilled revenue	(8,377)		2,464		(6,920)
Fuel inventory and materials and supplies	(27,764)		11,767		(16,609)
Prepayments	(3,808)		(2,370)		(1,414)
Accounts payable	(854)		1,135		(27,401)
Accounts payable - affiliate	(56,714)		(2,071)		(276)
Customer deposits	6,778		11,241		6,663
Provision for merger commitments	—		(2,120)		(1,752)
Postretirement benefit obligations	215		5,586		(12,321)
Regulatory assets and liabilities, net	19,550		(165,775)		(78,416)
Deferred fuel recoveries	8,742		(29,405)		(4,142)
Asset retirement obligations	(4,728)		—		—
Other deferred accounts	(2,281)		(6,199)		(17,710)
Taxes accrued	9,704		(7,647)		23,442
Interest accrued	10,196		(277)		(2,614)
Other operating	(5,148)		(2,451)		5,761
Net cash provided by operating activities	274,265		102,518		127,779
Investing activities
Additions to property, plant, and equipment	(228,940)		(300,957)		(377,044)
Return of equity investment in investee	—		7,000		8,000
Return of investment in company-owned life insurance	6,496		820		1,912
Other investing	1,751		2,392		1,196
Net cash used in investing activities	(220,693)		(290,745)		(365,936)
Financing activities
Draws on revolving credit facility	162,000		185,000		150,000
Payments on revolving credit facility	(117,000)		(260,000)		(75,000)
Issuances of long-term debt	424,946		325,000		125,000
Repayments of long-term debt	(350,000)		—		(11,055)
Payment of financing costs	(6,960)		(3,141)		(1,732)
Distributions to member	(105,500)		—		—
Other financing	(755)		(682)		(617)
Net cash provided by financing activities	6,731		246,177		186,596
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	60,303		57,950		(51,561)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	87,341	(1)	29,391		80,952
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$147,644	(2)	$87,341	(1)	$29,391
Supplementary cash flow information
Interest paid, net of amount capitalized	$71,912		$68,373		$67,799
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$9,954		$9,696		$6,824
Reduction in property, plant, and equipment due to regulatory disallowance	$13,841		$—		$—
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$197,689		$—		$—
(1) Includes cash and cash equivalents of $85,667 and current restricted cash and cash equivalents of $1,674.
(2) Includes cash and cash equivalents of $14,703, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $109,392.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2019	$1,735,977	$(22,585)	$1,713,392
Net income	96,655	—	96,655
Other comprehensive loss, net of tax	—	(2,168)	(2,168)
Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
Net income	134,088	—	134,088
Other comprehensive income, net of tax	—	6,570	6,570
Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
Distributions to member	(105,500)	—	(105,500)
Net income	170,057	—	170,057
Other comprehensive income, net of tax	—	9,818	9,818
Balances, Dec. 31, 2022	$2,031,277	$(8,365)	$2,022,912
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

Index to Applicable Notes to the Financial Statements of the Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Leases	Cleco and Cleco Power
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Jointly Owned Generation Facilities	Cleco and Cleco Power
Note 7	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 8	Derivative Instruments	Cleco and Cleco Power
Note 9	Debt	Cleco and Cleco Power
Note 10	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 11	Income Taxes	Cleco and Cleco Power
Note 12	Disclosures about Segments	Cleco
Note 13	Regulation and Rates	Cleco and Cleco Power
Note 14	Variable Interest Entities	Cleco and Cleco Power
Note 15	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 16	Affiliate Transactions	Cleco and Cleco Power
Note 17	Intangible Assets, Intangible Liabilities, and Goodwill	Cleco and Cleco Power
Note 18	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 19	Securitization	Cleco and Cleco Power

Notes to the Financial Statements

Note 1 — The Company
Cleco is composed of the following:

•Cleco Power, a regulated electric utility subsidiary, which owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 293,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi. Cleco Power also owns a 50% interest in Oxbow. Cleco Power owns all of the outstanding membership interests in Cleco Securitization I, a special purpose limited liability company that is consolidated with Cleco Power in its financial statements. For more information on Oxbow and Cleco Securitization I, see Note 14 — “Variable Interest Entities.”
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
Following the formation of Cleco Securitization I and the closing of the storm recovery securitization financing on June 22, 2022, Cleco Power became the primary beneficiary of Cleco Securitization I, and as a result, the financial statements of Cleco Securitization I are consolidated with the financial statements of Cleco Power. For additional information about Cleco Securitization I, see Note 14 — “Variable Interest Entities.” For additional information about the storm recovery securitization financing and its regulatory impacts, see Note 5 — “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs” and Note 19 — “Securitization.”

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill is assessed as of August 1 of each year or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. For more information on goodwill, see Note 17 — “Intangible Assets, Intangible Liabilities, and Goodwill — Goodwill.”

Intangible Assets and Liabilities
At December 31, 2022, intangible assets included Cleco Securitization I’s right to bill and collect storm recovery charges and fair value adjustments for acquired long-term wholesale power supply agreements. Intangible liabilities included fair value adjustments for acquired long-term wholesale power supply agreements as well as a fair value adjustment for the LTSA assumed for maintenance services related to the Cottonwood Plant. These intangible assets and liabilities are being amortized in a manner that best reflects the economic impact derived from such assets and liabilities.

CLECO
CLECO POWER	2022 FORM 10-K
Prior to being fully impaired during the third quarter of 2021, intangible assets also included an adjustment related to the Cleco Power tradename as a result of the 2016 Merger. Impairment is tested if there are events or circumstances that indicate that an impairment analysis should be performed. If such an event or circumstance occurs, intangible impairment testing is performed prior to goodwill impairment testing. Impairment is calculated as the excess of the asset and liabilities’ respective carrying amounts over their respective fair values. For more information on intangible assets and liabilities, see Note 17 — “Intangible Assets, Intangible Liabilities, and Goodwill.”

Statements of Cash Flows
Cleco’s and Cleco Power’s Consolidated Statements of Cash Flows are prepared using the indirect method. This method requires adjusting net income to remove the effects of all deferrals and accruals of operating cash receipts and payments and to remove items whose cash effects are related to investing and financing cash flows. Derivatives meeting the definition of an accounting hedge are classified in the same category as the item being hedged.

Regulation
Cleco Power is subject to regulation by FERC and the LPSC. Cleco Cajun is subject to regulation by FERC. Cleco complies with the accounting policies and practices prescribed by its regulatory commissions. Cleco Power’s retail rates are regulated by the LPSC. Cleco Power’s and Cleco Cajun’s rates for transmission services are regulated by FERC. Rates for wholesale power sales are based on market-based rates. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability of certain assets and refund of certain liabilities. Cleco Power capitalizes or defers certain costs for recovery from its customers and recognizes a liability for amounts expected to be returned to its customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. Regulatory assets and liabilities are amortized consistent with the treatment in the ratemaking process. Pursuant to this regulatory process, Cleco has recorded regulatory assets and liabilities.
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
For more information on the regulatory treatment of Cleco Power’s AROs, see Note 5 — “Regulatory Assets and Liabilities — AROs.” For more information on Cleco’s ARO activity, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures and Guarantees — Other Commitments.”

Property, Plant, and Equipment
Property, plant, and equipment consists primarily of utility generation and energy transmission and distribution assets. Property, plant, and equipment are stated at the cost to acquire or construct the assets, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s and Cleco Cajun’s share of the cost to construct or purchase the respective assets. For information on jointly owned assets, see Note 6 — “Jointly Owned Generation Facilities.”
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
The amounts of unamortized computer software costs on Cleco’s Consolidated Balance Sheets at December 31, 2022, and 2021 were $168.6 million and $172.7 million, respectively. The amounts of unamortized computer software costs on Cleco Power’s Consolidated Balance Sheets at December 31, 2022, and 2021 were $162.3 million and $167.4 million, respectively. Amortization of capitalized computer software costs charged to expense in Cleco’s and Cleco Power’s Consolidated Statements of Income for the years ending December 31, 2022, 2021, and 2020 is shown in the following tables:

CLECO
CLECO POWER	2022 FORM 10-K

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Amortization	$12,228	$11,878	$11,015

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Amortization	$11,614	$11,268	$10,379

Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets. The following table presents the useful lives of depreciable assets for Cleco and Cleco Power:

CATEGORY (YEARS)	CLECO			CLECO POWER
Utility Plants
Generation	10	–	55	10	–	55
Distribution	15	–	50	15	–	50
Transmission	5	–	55	5	–	55
Other utility plant	5	–	45	5	–	45
Other property, plant, and equipment	5	–	45	5	–	45

At December 31, 2022, and 2021, Cleco’s and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2022	2021
Utility plants
Generation	$2,737,597	$2,704,536
Distribution	1,429,374	1,494,411
Transmission	811,199	797,694
Other utility plant	457,339	412,577
Other property, plant, and equipment	9,557	7,504
Total property, plant, and equipment	5,445,066	5,416,722
Accumulated depreciation	(946,576)	(700,991)
Net property, plant, and equipment	$4,498,490	$4,715,731

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2022	2021
Regulated utility plants
Generation	$2,321,640	$2,314,285
Distribution	1,866,662	1,933,389
Transmission	1,000,783	988,122
Other utility plant	547,441	509,693
Total property, plant, and equipment	5,736,526	5,745,489
Accumulated depreciation	(2,082,153)	(1,919,766)
Net property, plant, and equipment	$3,654,373	$3,825,723

During 2022, Cleco Power’s regulated utility property, plant, and equipment decreased primarily due to the securitization of storm restoration costs in June 2022. This decrease was partially offset by increased costs related to transmission projects and other capital projects. For more information on the securitization of storm restoration costs, see Note 19 — “Securitization.”
Cleco Power’s property, plant, and equipment includes plant acquisition costs related primarily to the acquisition of Acadia Unit 1 in 2010. The plant acquisition adjustment and accumulated amortization are reported in Property, plant, and equipment and Accumulated depreciation, respectively, on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2022, and 2021, and are shown in the following tables:

Cleco
	AT DEC. 31,
(THOUSANDS)	2022	2021
Acadia Unit 1
Plant acquisition adjustment	$76,116	$76,116
Accumulated amortization	(21,383)	(18,201)
Net plant acquisition adjustment	$54,733	$57,915

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2022	2021
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Accumulated amortization	(40,846)	(37,663)
Net plant acquisition adjustment	$54,732	$57,915

Deferred Project Costs
Cleco Power defers costs related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated. At December 31, 2022, and 2021, Cleco Power had deferred $5.8 million and $4.5 million, respectively, for projects that are in the initial stages of development. These amounts are classified as Other deferred charges on Cleco Power’s Consolidated Balance Sheets.

Fuel Inventory and Materials and Supplies
At December 31, 2022, fuel inventory consisted primarily of petroleum coke, coal, limestone, and natural gas used to generate electricity. Prior to the retirement of the Dolet Hills Power Station on December 31, 2021, fuel inventory also consisted of lignite.
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

CLECO
CLECO POWER	2022 FORM 10-K
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
The table below presents the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2020	$2,758	$1,638	$4,396
Current period provision	4,003	—	4,003
Charge-offs	(6,919)	—	(6,919)
Recovery	1,460	—	1,460
Balances, Dec. 31, 2021	1,302	1,638	2,940
Current period provision	3,362	—	3,362
Charge-offs	(4,800)	—	(4,800)
Recovery	1,283	—	1,283
Balances, Dec. 31, 2022	$1,147	$1,638	$2,785
* Loan held at Diversified Lands that was fully reserved for at December 31, 2020.

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balance, Dec. 31, 2020	$2,758
Current period provision	4,003
Charge-offs	(6,919)
Recovery	1,460
Balance, Dec. 31, 2021	1,302
Current period provision	3,362
Charge-offs	(4,800)
Recovery	1,283
Balance, Dec. 31, 2022	$1,147

Other Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to its power lines. To mitigate the exposure to potential financial loss for storm-related damage to lines and property, the LPSC approved Cleco Power to establish a newly funded storm reserve. For more information on the storm reserve, see Note 5 — “Regulatory Assets and Liabilities — Storm Reserves.”
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims within certain self-insured limits, Cleco maintains reserves. At December 31, 2022, and 2021, the general liability and workers compensation reserves together were $6.9 million and $6.0 million, respectively.
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
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2022	2021
Current
Cleco Katrina/Rita’s storm recovery surcharge	$—	$1,674
Cleco Power’s storm restoration costs - Hurricane Ida	9,409	—
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	14,140	—
Total current	23,549	1,674
Non-current
Diversified Lands’ mitigation escrow	23	22
Cleco Cajun’s defense fund	733	723
Cleco Power’s future storm restoration costs	103,306	—
Cleco Power’s storm restoration costs - Hurricane Ida	6,086	—
Total non-current	110,148	745
Total restricted cash and cash equivalents	$133,697	$2,419

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2022	2021
Current
Cleco Katrina/Rita’s storm recovery surcharges	$—	$1,674
Storm restoration costs - Hurricane Ida	9,409	—
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	14,140	—
Total current	23,549	1,674
Non-current
Future storm restoration costs	103,306	—
Storm restoration costs - Hurricane Ida	6,086	—
Total non-current	109,392	—
Total restricted cash and cash equivalents	$132,941	$1,674

In April 2021, after payments for all final administrative and winding up activities of Cleco Katrina/Rita were made, Cleco Katrina/Rita transferred its remaining restricted cash to Cleco Power to be used to benefit retail customers in a manner to be approved by the LPSC. In September 2022, the remaining $1.6 million was refunded to Cleco Power’s retail customers.

CLECO
CLECO POWER	2022 FORM 10-K
On June 22, 2022, the storm recovery securitization financing was completed. In connection with this financing, and as approved by the LPSC, newly funded storm reserves for future storm restoration costs and Hurricane Ida storm restoration costs were established at Cleco Power. The establishment of these reserves resulted in the establishment of corresponding restricted cash and cash equivalents accounts. Additionally, restricted cash and cash equivalents accounts were established for payment of Cleco Securitization I’s estimated operating expenses, storm recovery bond issuance costs, and payment of debt service on those storm recovery bonds. For more information on the storm recovery securitization financing, see Note 19 — “Securitization.”

Equity Investments
Cleco and Cleco Power account for investments in unconsolidated affiliated companies using the equity method of accounting. The amounts reported on Cleco’s and Cleco Power’s Consolidated Balance Sheets represent assets contributed by Cleco or Cleco Power, plus their share of the net income of the affiliate, less any distributions of earnings (dividends) received from the affiliate. The revenues and expenses (excluding income taxes) of these affiliates are netted and reported on one line item as equity income from investees on Cleco’s and Cleco Power’s Consolidated Statements of Income.
Cleco evaluates for impairments of equity method investments at each balance sheet date to determine if events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2022, 2021, or 2020. For more information on Cleco’s equity investments, see Note 14 — “Variable Interest Entities.”

Income Taxes
Cleco accounts for income taxes under the asset and liability method. Income taxes recorded on the income statement and related balance sheet amounts are comprised of a current portion and a deferred portion. The current portion represents Cleco’s estimate of the income taxes payable or receivable for the current year. The deferred portion represents Cleco’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years. Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction, and the effect of regulation on income taxes. Cleco’s income tax expense and benefit and related assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities and changes in tax regulations, the actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco’s results of operations. Cleco Group files a federal income tax return for all wholly owned subsidiaries. Cleco Power computes its federal and state income taxes as if it were a stand-alone taxpayer. The LPSC generally requires Cleco Power to flow the effects of state income taxes to customers. For more information on income taxes, see Note 11 — “Income Taxes.”

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

Revenue and Fuel Costs

Utility Revenue
Revenue from retail sales and transmission of electricity is recognized when the service is provided. The costs of fuel and purchased power used for Cleco Power’s retail customers currently are recovered from its customers through Cleco Power’s FAC. These costs are subject to audit and final determination by the LPSC. Sales taxes and pass-through fees collected on the sale of electricity are not recorded in utility revenue.
Cleco recognizes wholesale revenue, inclusive of both energy and capacity performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice.

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

Sales and Use Taxes
Cleco collects a sales and use tax on the sale of electricity that subsequently is remitted to the state in accordance with state law. These amounts are not recorded as income or expense on Cleco’s or Cleco Power’s Consolidated Statements of Income but are reflected at gross amounts on Cleco’s and Cleco Power’s Consolidated Balance Sheets as a receivable until the tax is collected and as a payable until the liability is paid.

Franchise and Consumer Fees
Cleco Power operates under nonexclusive franchise rights granted by municipalities through franchise agreements in which franchise fees are collected and paid. A portion of the franchise fees associated with these franchise agreements is collected by Cleco Power from its retail customers and submitted to the municipality. These fees are recorded as a

CLECO
CLECO POWER	2022 FORM 10-K
receivable until it is collected and as a payable until the liability is paid.
Cleco Power also pays periodic franchise fees to the government units, which may include upfront payments upon the renewal of the franchise agreement. The upfront payments are amortized over the life of the franchise agreement and the periodic fees are expensed in the period in which they are incurred. These amounts are recovered from retail customers through base rates.
Cleco Power collects a consumer fee for one of its franchise agreements. This fee is not recorded on Cleco’s and Cleco Power’s Consolidated Statements of Income as revenue and expense, but is reflected at gross amounts on Cleco’s and Cleco Power’s Consolidated Balance Sheets as a receivable until it is collected and as a payable until the liability is paid.

AFUDC and Capitalized Interest
The capitalization of AFUDC by Cleco Power is a utility accounting practice prescribed by FERC and the LPSC. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance construction of new and existing facilities. While cash is not realized currently from such allowance, AFUDC increases the revenue requirement over the same life of the plant through a higher rate base and higher depreciation. Under regulatory practices, a return on and recovery of AFUDC is permitted in setting rates charged for utility services. For 2020, Cleco Power’s average short-term debt balance exceeded its average construction work-in-progress balance; however, Cleco Power elected the FERC capital structure waiver contained in FERC Docket Number AC20-127-000. The FERC waiver allowed Cleco Power to substitute the average short-term debt of the prior year for the short-term debt balance in the AFUDC rate calculation to compensate for effects of carrying larger short-term debt balances to accommodate unexpected COVID-19 expenses.
The capitalization of interest by Cleco Cajun represents the cost of capital funds used to finance plant additions during the construction period. Interest is capitalized as part of the cost of the utility plant and amortized over the related assets’ useful lives.
The following tables show the composite AFUDC rates, including borrowed and other funds, and the capitalized interest rate for the years ended December 31, 2022, 2021, and 2020:

Cleco
				FOR THE YEAR ENDED DECEMBER 31,
	2022		2021		2020
	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX
AFUDC composite rate	9.06%	7.09%	10.05%	7.81%	10.14%	7.96%
Capitalized interest rate	3.68%	N/A	1.80%	N/A	1.98%	N/A

Cleco Power
				FOR THE YEAR ENDED DECEMBER 31,
	2022		2021		2020
	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX
AFUDC composite rate	9.06%	7.09%	10.05%	7.81%	10.14%	7.96%

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes. For more information about fair value levels, see Note 7 — “Fair Value Accounting Instruments.”

Derivatives and Other Risk Management Activity
Accounting guidance requires derivative instruments and hedging activities to be recognized at fair value on the balance sheet. Cleco may elect the normal purchase and normal sale scope exception to the application of fair value accounting for these instruments and activities if they meet certain accounting criteria. Cleco’s Energy Market Risk Management Policy authorizes hedging against commodity price risk with physical or financially settled derivative instruments. For Cleco Power, due to regulatory treatment, associated mark-to-market adjustments for changes in fair value of recognized derivatives are generally recognized in Accumulated deferred fuel on the balance sheet. For Cleco Cajun, the changes in the fair value of recognized derivatives are recorded in current earnings. For more information on derivative instruments, see Note 8 — “Derivative Instruments.”

Accounting for MISO Transactions
Cleco Power and Cleco Cajun participate in MISO’s Energy and Operating Reserve market and have the opportunity to participate in the MISO capacity market. If the hourly activity nets to sales, the results are reported in Electric operations on Cleco’s and Cleco Power’s Consolidated Statements of Income. If the hourly activity nets to purchases, the results are reported in Purchased power on Cleco’s and Cleco Power’s Consolidated Statements of Income. Power sales and purchases in the MISO market are made at prevailing market prices, also known as LMP, which represents the cost of providing the next MW of electrical energy at a specific location on the grid. LMP includes a component directly related to congestion on the transmission system and, as a result, can be different based on the location and time of the day the energy is dispatched causing energy costs to increase.

Leases
Cleco determines if a contract is a lease at its inception. A lease is deemed to exist when the right to control the use of identified property, plant, or equipment is conveyed through a contract for a certain period of time and consideration is paid.

CLECO
CLECO POWER	2022 FORM 10-K
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
Expense for a lessee operating lease is recognized as a single lease cost on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the leased asset’s function. Income for a lessor operating lease is recognized as a single lease income item on a straight-line basis over the lease term and reflected in the appropriate income statement line item based on the lease asset’s function. For more information on leases, see Note 3 — “Leases.”

Recent Authoritative Guidance
In March 2020, FASB issued optional guidance, for a limited period of time, that applies to entities meeting certain criteria for the contract modifications or hedging relationships that are referencing LIBOR or another reference rate expected to be discontinued due to reference rate reform. The guidance includes a general principal that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The optional guidance could be applied from March 12, 2020, through December 31, 2022. Management has identified contracts with reference rates that will be discontinued, primarily related to long-term debt obligations. Certain debt contracts have been amended to include fallback provisions that provide substitute reference rates in the event LIBOR is discontinued or deemed to no longer be representative or prior to such events, at the option of Cleco and the administrative agent. Management will continue to modify contracts to include similar fallback language and expects to apply this guidance on an ongoing basis. Management does not expect this guidance to have a significant impact on the Registrants’ results of operations, financial condition, or cash flows.
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
Department of Energy’s grant process, to help offset future costs associated with Cleco Power’s Project Diamond Vault. Management will continue to monitor this activity to determine what, if any, disclosures are required. Management does not expect this guidance to have a significant impact on the results of operations financial condition, or cash flows of the Registrants.

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
During 2021, Cleco Power renewed its lease for 113 railcars for coal transportation, which expires on March 31, 2024. Cleco Power reassesses its need for the railcars upon the expiration of each term. Cleco Power pays a monthly rental fee per car. The railcar lease does not contain contingent rent payments.
Cleco Power has leases for three towboats in order to transport petroleum coke to Madison Unit 3. Each of the towboat leases has a term of 10 years and expires on March 31, 2028. Under these agreements, the rates are adjusted annually per the Producer Price Index. Each lease contains provisions for a five-year extension.
Cleco’s and Cleco Power’s remaining operating leases provide for office and operating facilities, office equipment, and tower rentals.
The following is a schedule by year of future minimum lease payments due under Cleco’s and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of December 31, 2022:

(THOUSANDS)	CLECO POWER	CLECO
Years ending Dec. 31,
2023	$3,534	$3,565
2024	3,398	3,422
2025	3,275	3,278
2026	3,241	3,244
2027	3,221	3,221
Thereafter	10,026	10,026
Total minimum lease payments	26,695	26,756
Less: amount representing interest	4,002	4,011
Present value of net minimum operating lease payments	$22,693	$22,745
Current liabilities	$2,903	$2,926
Non-current liabilities	$19,790	$19,819

Finance Lease
In April 2018, Cleco Power entered into an agreement with Savage Inland Marine for continued use of 42 barges used to transport petroleum coke to Madison Unit 3 through March 2033. The agreement meets the accounting definition of a finance lease.

CLECO
CLECO POWER	2022 FORM 10-K
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
For each of the years ended December 31, 2022, 2021, and 2020, Cleco Power paid $2.2 million in lease payments. For the years ended December 31, 2022, 2021, and 2020, Cleco Power received $0.6 million, $0.2 million, and $0.8 million, respectively, of revenue from subleases.
The following is an analysis of the leased property under the finance lease:

(THOUSANDS)	AT DEC. 31, 2022	AT DEC. 31, 2021
Barges	$16,800	$16,800
Accumulated amortization	(5,320)	(4,200)
Net finance lease asset	$11,480	$12,600

The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of December 31, 2022:

(THOUSANDS)
Years ending Dec. 31,
2023	$2,203
2024	2,203
2025	2,203
2026	2,203
2027	2,203
Thereafter	11,066
Total minimum lease payments	22,081
Less: amount representing interest	8,274
Present value of net minimum finance lease payments	$13,807
Current liabilities	$836
Non-current liabilities	$12,971

Additional Lessee Disclosures
Cleco’s and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following tables reflect total lease costs for Cleco and Cleco Power for the years ended December 31, 2022, and 2021:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021
Finance lease cost
Amortization of ROU assets	$1,120	$1,120
Interest on lease liabilities	1,448	1,521
Operating lease cost	3,710	3,985
Variable lease cost	508	385
Total lease cost	$6,786	$7,011

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021
Finance lease cost
Amortization of ROU assets	$1,120	$1,120
Interest on lease liabilities	1,448	1,521
Operating lease cost	3,675	3,845
Variable lease cost	508	385
Total lease cost	$6,751	$6,871

The following tables present additional information related to Cleco’s and Cleco Power’s operating and finance leases as of and for the years ended December 31, 2022, and 2021:

Cleco
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2022	2021
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$22,673	$24,014
Finance	Property, plant, and equipment	11,480	12,600
Total ROU assets		$34,153	$36,614
Current lease liabilities
Operating	Other current liabilities	$2,926	$2,854
Finance	Long-term debt and finance leases due within one year	836	755
Non-current lease liabilities
Operating	Operating lease liabilities	19,819	21,128
Finance	Long-term debt and finance leases, net	12,971	13,807
Total lease liabilities		$36,552	$38,544

Cleco Power
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2022	2021
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$22,628	$23,970
Finance	Property, plant, and equipment	11,480	12,600
Total ROU assets		$34,108	$36,570
Current lease liabilities
Operating	Other current liabilities	$2,903	$2,832
Finance	Long-term debt and finance leases due within one year	836	755
Non-current lease liabilities
Operating	Operating lease liabilities	19,790	21,100
Finance	Long-term debt and finance leases, net	12,971	13,807
Total lease liabilities		$36,500	$38,494

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,720	$3,938
Operating cash flows from finance leases	$1,448	$1,521
Financing cash flows from finance leases	$755	$682

CLECO
CLECO POWER	2022 FORM 10-K

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,685	$3,800
Operating cash flows from finance leases	$1,448	$1,521
Financing cash flows from finance leases	$755	$682

Cleco
	AT DEC. 31,
(THOUSANDS)	2022	2021
Other supplemental information
Operating leases
Weighted-average remaining lease term	12.5 years	9.0 years
Weighted-average discount rate	4.36%	4.30%
Finance leases
Weighted-average remaining lease term	10.3 years	11.3 years
Weighted-average discount rate	10.18%	10.18%

Cleco Power
	AT DEC. 31, 2022
(THOUSANDS)	2022	2021
Other supplemental information
Operating leases
Weighted-average remaining lease term	11.4 years	9.0 years
Weighted-average discount rate	4.35%	4.30%
Finance leases
Weighted-average remaining lease term	10.3 years	11.3 years
Weighted-average discount rate	10.18%	10.18%

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
Cleco Cajun is Cleco’s only subsidiary with lessor arrangements. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback is included in Other operations within Cleco’s Consolidated Statement of Income. Cleco Cajun’s lease income under the Cottonwood Sale Leaseback for the years ended December 31, 2022, and 2021 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021
Fixed payments	$40,000	$40,000
Variable payments	22,359	18,226
Amortization of deferred lease liability (1)	9,205	9,205
Total lease income	$71,564	$67,431
(1) Consists of amortization of the deferred lease revenue resulting from the fair value of the lease between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy.

The remaining minimum lease payments to be received under the Cottonwood Sale Leaseback are as follows:

(THOUSANDS)
Years ending Dec. 31,
2023	$40,000
2024	40,000
2025	16,667
Total payments	$96,667

Depreciation expense associated with Cleco’s property under the Cottonwood Sale Leaseback for the years ended December 31, 2022, 2021, and 2020, was $33.9 million, $32.0 million, and $29.3 million, respectively. Cleco calculated depreciation on a straight-line basis over the useful life of the asset. Property associated with the Cottonwood Sale Leaseback was as follows:

		AT DEC. 31,
(THOUSANDS)	2022	2021
Property, plant, and equipment	$572,044	$552,659
Accumulated depreciation	(117,981)	(84,065)
Net property, plant, and equipment	$454,063	$468,594

Note 4 — Revenue Recognition

Revenue from Contracts with Customers

Retail Revenue
Retail revenue from contracts with customers is generated primarily from Cleco’s regulated electric sales from residential, commercial, and industrial customers. Cleco Power recognizes retail revenue from these contracts as a series, and progress towards satisfaction of the performance obligation is measured using an output method based on kWh delivered. Accordingly, revenue from electricity sales is recognized as energy is delivered to the customer. Cleco Power bills retail customers, based on rates regulated by the LPSC, on a monthly basis with payments generally due within 20 days of the invoice date.
Included in retail revenue is unbilled electric revenue, which represents the amount customers will be billed for services rendered from the meter reading from the most recent bill to the end of the respective accounting period. Actual customer energy consumption data available from AMI is used to calculate unbilled revenue. Also included in retail revenue is electric customer credits, which primarily represents the credits to retail customers for the federal tax-related benefits of the TCJA prior to the settlement of the current retail rate plan. Subsequent to the settlement of the current retail rate plan, these credits offset base revenue.

CLECO
CLECO POWER	2022 FORM 10-K
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

Revenue Unrelated to Contracts with Customers
On September 1, 2022, Cleco Power began billing and collecting, on behalf of Cleco Securitization I, a new storm recovery surcharge from all retail customers. This surcharge represents the recovery of costs incurred by Cleco Power as a result of Hurricanes Laura, Delta, Zeta, and Ida and Winter Storms Uri and Viola, as well as interest and associated expenses. Cleco Power remits the collected storm recovery surcharge to Cleco Securitization I to service Cleco Securitization I’s storm recovery bonds. The storm recovery surcharge will continue to be billed and collected from Cleco Power’s retail customers through the life of the Cleco Securitization I storm recovery bonds. For more information about the securitization of storm costs, see Note 19 — “Securitization.”
Cleco’s energy-related transactions with the following characteristics qualify as derivative contracts and are recorded pursuant to derivatives and hedging accounting guidance: a) their value is based on the notional amount or payment provisions of an underlying asset; b) they require no or a diminutive initial net investment; and c) their terms require or permit net settlement.
Cleco Cajun’s other revenue primarily includes fixed lease payments and certain variable payments for costs paid by NRG Energy on behalf of Cleco. For more information on the Cottonwood lease agreement, see Note 3 — “Leases — Additional Lessee Disclosures — Cottonwood Sale Leaseback Agreement.”

Disaggregated Revenue
Operating revenue, net for the years ended December 31, 2022, 2021, and 2020 was as follows:

	FOR THE YEAR ENDED DEC. 31, 2022
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$558,247		$—		$—		$—	$558,247
Commercial (1)	370,678		—		—		—	370,678
Industrial (1)	229,634		—		—		—	229,634
Other retail (1)	18,727		—		—		—	18,727
Electric customer credits	(7,674)		—		—		—	(7,674)
Total retail revenue	1,169,612		—		—		—	1,169,612
Wholesale, net	331,906	(1)	496,042	(2)	(9,680)	(3)	—	818,268
Transmission	63,545		77,187		—		(10,212)	130,520
Other	21,966		—		—		—	21,966
Affiliate (4)	6,377		—		109,015		(115,392)	—
Total revenue from contracts with customers	1,593,406		573,229		99,335		(125,604)	2,140,366
Revenue unrelated to contracts with customers
Securitization	13,247		—		—		—	13,247
Other	13,875	(5)	71,636	(6)	9		(1)	85,519
Total revenue unrelated to contracts with customers	27,122		71,636		9		(1)	98,766
Operating revenue, net	$1,620,528		$644,865		$99,344		$(125,605)	$2,239,132
(1) Includes fuel recovery revenue.
(2) Includes $(14.4) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(5) Represents realized gains associated with FTRs.
(6) Includes $62.4 million in lease revenue related to the Cottonwood Sale Leaseback and $9.2 million of deferred lease revenue amortization.

CLECO
CLECO POWER	2022 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2021
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$453,873		$—		$—		$—	$453,873
Commercial (1)	294,553		—		—		—	294,553
Industrial (1)	175,134		—		—		—	175,134
Other retail (1)	16,105		—		—		—	16,105
Electric customer credits	(41,007)		—		—		—	(41,007)
Total retail revenue	898,658		—		—		—	898,658
Wholesale, net	250,987	(1)	398,226	(2)	(9,680)	(3)	1	639,534
Transmission, net	55,963	(4)	61,500	(5)	—		(7,615)	109,848
Other	18,791		—		8		—	18,799
Affiliate (6)	5,641		—		113,623		(119,264)	—
Total revenue from contracts with customers	1,230,040		459,726		103,951		(126,878)	1,666,839
Revenue unrelated to contracts with customers
Other	11,597	(7)	67,493	(8)	—		—	79,090
Total revenue unrelated to contracts with customers	11,597		67,493		—		—	79,090
Operating revenue, net	$1,241,637		$527,219		$103,951		$(126,878)	$1,745,929
(1) Includes fuel recovery revenue.
(2) Includes $(13.5) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes $0.1 million of electric customer credits.
(5) Includes $0.2 million of electric customer credits.
(6) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(7) Represents realized gains associated with FTRs.
(8) Includes $58.2 million in lease revenue related to the Cottonwood Sale Leaseback and $9.2 million of deferred lease revenue amortization.

	FOR THE YEAR ENDED DEC. 31, 2020
(THOUSANDS)	CLECO POWER		CLECO CAJUN		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$402,050		$—		$—		$—	$402,050
Commercial (1)	256,964		—		—		—	256,964
Industrial (1)	137,920		—		—		—	137,920
Other retail (1)	14,235		—		—		—	14,235
Storm recovery surcharge	2,440		—		—		—	2,440
Electric customer credits	(52,208)		—		—		—	(52,208)
Total retail revenue	761,401		—		—		—	761,401
Wholesale, net	192,187	(1)	365,555	(2)	(9,680)	(3)	—	548,062
Transmission	49,164	(4)	51,449	(5)	—		(6,463)	94,150
Other	15,162		—		—		1	15,163
Affiliate (6)	5,156		204		129,126		(134,486)	—
Total revenue from contracts with customers	1,023,070		417,208		119,446		(140,948)	1,418,776
Revenue unrelated to contracts with customers
Other	9,222	(7)	70,145	(8)	3		—	79,370
Total revenue unrelated to contracts with customers	9,222		70,145		3		—	79,370
Operating revenue, net	$1,032,292		$487,353		$119,449		$(140,948)	$1,498,146
(1) Includes fuel recovery revenue.
(2) Includes $(12.4) million of amortization of intangible assets and liabilities related to Cleco Cajun’s wholesale power supply agreements.
(3) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(4) Includes $(0.9) million of electric customer credits.
(5) Includes $(0.2) million of electric customer credits.
(6) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(7) Represents realized gains associated with FTRs.
(8) Includes $60.9 million in lease revenue related to the Cottonwood Sale Leaseback and $9.2 million of deferred lease revenue amortization.
Cleco and Cleco Power have unsatisfied performance obligations under contracts with electric cooperatives and municipalities with durations ranging between 2 and 12 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At December 31, 2022, Cleco and Cleco Power had $231.2 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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

CLECO
CLECO POWER	2022 FORM 10-K
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
	AT DEC. 31,		REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	2022	2021
Regulatory assets
Acadia Unit 1 acquisition costs	$1,807	$1,913	17
Accumulated deferred fuel (1)	57,881	56,826	Various	(9)
Affordability study	11,715	13,094	8.5
AFUDC equity gross-up	63,477	66,574	Various	(2)
AMI deferred revenue requirement	1,499	2,045	3.25
AROs (1)(8)	17,218	15,141
Bayou Vista to Segura transmission project deferred revenue requirement	2,510	1,392	0.5
Coughlin transaction costs	815	845	26.5
COVID-19 executive order (8)	2,953	2,953
Deferred lignite and mine closure costs (8)	133,587	136,980
Deferred storm restoration costs - Hurricane Delta (6)	109	17,113
Deferred storm restoration costs - Hurricane Ida (7)	9,409	37,617
Deferred storm restoration costs - Hurricane Laura (6)	457	54,282
Deferred storm restoration costs - Hurricane Zeta (6)	9	3,296
Deferred storm restoration costs - Winter Storms Uri & Viola	—	1,912
Dolet Hills Power Station closure costs (8)	147,082	145,844
Energy efficiency	235	1,645	0.25
Financing costs (1)	6,456	6,826	Various	(3)
Interest costs	3,210	3,459	Various	(2)
Madison Unit 3 property taxes	13,038	8,362	Various	(9)
Non-service cost of postretirement benefits	14,810	12,950	Various	(2)
Other	14,114	11,224	Various	(9)
Postretirement costs	47,317	117,773	Various	(4)
Production operations and maintenance expenses	10,443	11,058	Various	(5)
Rodemacher Unit 2 deferred costs (8)	12,645	6,931
St. Mary Clean Energy Center	4,350	6,089	2.5
Training costs	5,774	5,929	37
Tree trimming costs	6,377	9,092	2.25
Total regulatory assets	589,297	759,165
Regulatory liabilities
Deferred taxes, net	(34,087)	(95,544)	Various	(9)
Storm reserves	(118,762)	—	Various	(9)
Total regulatory liabilities	(152,849)	(95,544)
Total regulatory assets, net	$436,448	$663,621
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2022, and 2021, respectively. All other assets are earning a return on investment.
(2) Amortized over the estimated lives of the respective assets.
(3) Amortized over the terms of the related debt issuances.
(4) Amortized over the average service life of the remaining plan participants.
(5) Deferral is recovered over the following three-year regulatory period.
(6) From June 1, 2021, through August 31, 2022, these were being recovered through the interim storm recovery rate. For more information, see Note 19 — “Securitization.”
(7) Currently not in a recovery period. The balance remaining represents amounts under prudency review by the LPSC.
(8) Currently not in a recovery period.
(9) For more information on the remaining recovery period, refer to the following disclosures for each specific regulatory asset or liability.

CLECO
CLECO POWER	2022 FORM 10-K
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	AT DEC. 31,
(THOUSANDS)	2022	2021
Total Cleco Power regulatory assets, net	$436,448	$663,621
2016 Merger adjustments (1)
Fair value of long-term debt	104,748	112,150
Postretirement costs	11,436	13,424
Financing costs	6,904	7,248
Debt issuance costs	4,587	4,920
Total Cleco regulatory assets, net	$564,123	$801,363
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

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. The difference between fuel and purchased power revenues collected from retail and wholesale customers and the current fuel and purchased power costs is generally recorded as Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheet. For 2022, approximately 78% of Cleco Power’s total fuel cost was regulated by the LPSC.

Affordability Study
On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan. As a result, Cleco Power was allowed to establish a regulatory asset related to outside consulting fees for the assessment of Cleco Power’s practices and assistance in the identification of potential cost savings opportunities, while maintaining superior levels of employee safety, reliability, customer service, environmental stewardship, community involvement, and regulatory transparency. In July 2021, the regulatory asset began being amortized over 10 years.

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
AROs
Cleco Power recorded an ARO liability for the retirement of certain ash disposal facilities. The ARO regulatory asset represents the accretion of the ARO liability and the depreciation of the related assets. For more information on the accounting treatment and net changes of Cleco Power’s AROs, see Note 2 — “Summary of Significant Accounting Policies — AROs,” and Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments.”

Bayou Vista To Segura Transmission Project Deferred Revenue Requirement
On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan. As a result, Cleco Power was allowed to establish a regulatory asset and recover the revenue requirements, including interest at Cleco Power’s weighted average cost of capital, starting in the month after completion of each phase of the Bayou Vista to Segura Transmission project. The northern phase of the project was completed in August 2021, and the southern phase was completed in December 2021. At December 31, 2022, Cleco Power had a regulatory asset for the deferred revenue associated with the Bayou Vista to Segura Transmission project. The regulatory asset is being amortized over 12 months beginning July 1, 2022.

Coughlin Transaction Costs
In January 2014, the LPSC authorized Cleco Power to create a regulatory asset for the transaction costs related to the transfer of Coughlin from Evangeline to Cleco Power. The Coughlin transaction costs are being recovered over a 35-year period beginning July 2014.

COVID-19 Executive Order
On March 13, 2020, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. This order resulted in an increase of expenses and a loss of revenue for Cleco Power. On April 29, 2020, the LPSC issued an order allowing utilities to establish a regulatory asset for expenses incurred from the suspension of disconnections and collection of late fees imposed by the LPSC executive order. On July 1, 2020, the LPSC issued an order terminating the moratorium on disconnections effective July 16, 2020. Cleco began resuming disconnections and late fees and utilizing collection agencies on October 1, 2020. On December 4, 2020, Cleco Power made a filing with the LPSC requesting the recovery of the regulatory asset as well as the lost revenue associated with the disconnection fees and incremental costs over a four-year period. Cleco Power has a regulatory asset for expenses incurred related to the executive order and anticipates approval by the LPSC for recovery of these expenses in the second quarter of 2023.

Deferred Lignite and Mine Closure Costs
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. On March 17, 2021, the LPSC approved the establishment of a regulatory asset for certain lignite costs that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs related to the closure of the mine. Cleco Power has a regulatory asset for deferred

CLECO
CLECO POWER	2022 FORM 10-K
fuel and mine-related incurred costs, which were included in the application filed with the LPSC on January 31, 2022. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. For more information on the Oxbow mine, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.” For more information on the prudency review related to the deferred fuel and other mine-related closure costs, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Prudency Reviews — Deferred Lignite and Mine Closure Costs.”

Deferred Storm Restoration Costs
In 2020 and 2021, Cleco Power’s distribution and transmission systems sustained substantial damage from four separate hurricanes, Hurricanes Laura, Delta, Zeta, and Ida, and two severe winter storms, Winter Storms Uri and Viola. Cleco Power established a separate regulatory asset to track and defer non-capital expenses associated with each corresponding storm, as approved by the LPSC.
On June 22, 2022, through Cleco Securitization I, Cleco Power completed a securitized financing of Storm Recovery Property, which included the previously mentioned storm restoration costs that were deferred as regulatory assets. In connection with that securitization financing, Cleco Securitization I used the net proceeds from its issuance of storm recovery bonds to purchase the Storm Recovery Property from Cleco Power. Prior to September 1, 2022, certain costs for Hurricanes Laura, Delta, and Zeta were recovered through the interim storm recovery rate. The balances remaining at December 30, 2022, for Hurricanes Laura, Delta, and Zeta are due to the timing of collections of the interim storm rate and are expected to be funded by the storm reserve, pending approval by the LPSC. The costs remaining at December 31, 2022, for Hurricane Ida are currently under a prudency review by the LPSC. Cleco Power is unable to determine the outcome or timing of such review. For more information on the storm recovery securitization financing, see Note 19 — “Securitization.”

Dolet Hills Power Station Closure Costs
In June 2020, Cleco Power revised depreciation rates for the Dolet Hills Power Station to utilize the December 31, 2021, expected end-of-life and early retirement of the Dolet Hills Power Station and defer depreciation expense to a regulatory asset for the amount in excess of the previously LPSC-approved depreciation rates.
The Dolet Hills Power Station was retired on December 31, 2021. On January 31, 2022, Cleco Power filed an application with the LPSC requesting approval of the regulatory treatment and recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station over 20 years. Cleco Power has a regulatory asset for stranded costs. These costs are currently under a prudency review by the LPSC. For more information on the Dolet Hills Power Station, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.” For more information on the prudency review for these costs see, “— Risks and Uncertainties.”

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

Madison Unit 3 Property Taxes
On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan. As a result, beginning July 1, 2022, Cleco Power is allowed to recover property taxes paid for Madison Unit 3, including a carrying charge at Cleco Power’s weighted average cost of capital, grossed up for income taxes. The amount included in the cost recovery mechanism each year will amortize over 12 months.

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

Other
On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan resulting in Cleco Power establishing several regulatory assets. Annually, Cleco Power is allowed to defer, as a regulatory asset, the undercollection of revenues related to the Northlake Transmission Agreement. The amount recorded in the regulatory asset will be amortized over the following regulatory period, beginning on July 1. At December 31, 2022, Cleco Power had a regulatory asset of $2.9 million relating to the Northlake Transmission Agreement.
In addition, the LPSC approved recovery of other previously deferred costs associated with Cleco Power’s current retail rate plan, which began being amortized over four

CLECO
CLECO POWER	2022 FORM 10-K
years on July 1, 2021. At December 31, 2022, Cleco Power had a regulatory asset of $7.3 million for these deferred costs.
In June 2017, the LPSC approved the establishment of a regulatory asset upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project, until Cleco Power’s current retail rate plan was approved. As approved by the LPSC in Cleco Power’s current retail rate plan, the regulatory asset began being amortized over four years on July 1, 2021. At December 31, 2022, Cleco Power had a regulatory asset of $3.4 million related to the deferred revenue associated with the Coughlin Pipeline project.
Effective for income tax periods beginning on or after January 1, 2022, the Louisiana state corporate income tax rate was decreased from 8% to 7.5% and the state deduction for federal income taxes paid was eliminated. These changes resulted in an increase in income tax expense. Therefore, Cleco Power established a regulatory asset of $2.3 million for the increased revenue requirements associated with the income tax expense in excess of the amount previously approved by the LPSC. Cleco Power plans to seek recovery of this regulatory asset in its next rate case, which is required to be filed by March 31, 2023.

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately five years as of December 31, 2022, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 10 — “Pension Plan and Employee Benefits.”

Production Operations and Maintenance Expenses
Annually, Cleco Power is allowed to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $34.9 million, adjusted annually for a growth factor (deferral threshold). The amount of the regulatory asset is capped at $25.0 million. The LPSC allows Cleco Power to recover the amount deferred in any calendar year over the following three-year regulatory period, beginning on July 1, when the annual rates are set. Cleco Power had a deferral of $2.4 million in 2022 and a deferral of $9.7 million in 2021.

Rodemacher Unit 2 Deferred Costs
As a result of environmental regulations enacted during 2020, Cleco Power revised Rodemacher Unit 2’s expected end-of-life to coincide with its application to the EPA for an alternative closure date of October 17, 2028. Rodemacher Unit 2’s depreciation expense in excess of the previously LPSC-approved depreciation rates are deferred to a regulatory asset.

St. Mary Clean Energy Center
Cleco Power has a regulatory asset for the revenue requirements related to the planning and construction costs incurred for the St. Mary Clean Energy Center. As approved by the LPSC in Cleco Power’s current retail rate plan, the regulatory asset began being amortized over four years on July 1, 2021.
On September 21, 2022, the LPSC approved a settlement disallowing recovery of $15.0 million, which resulted in a $13.8 million impairment charge and a reduction of the associated property, plant, and equipment net book value. The approved settlement also included refunding $10.4 million to Cleco Power’s retail customers. As a result, a regulatory asset of $3.8 million was recognized for the incurred refund liability for retail revenues that will continue to be collected until Cleco Power’s current base rates are reset in its next rate case, which is expected on July 1, 2024. On October 1, 2022, Cleco Power began amortizing the $3.8 million regulatory asset to Electric customer credits on its Consolidated Statement of Income as amounts are collected from customers. For more information on the settlement and disallowance, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

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

CLECO
CLECO POWER	2022 FORM 10-K
Deferred Taxes, Net
The regulatory assets and liabilities recorded for deferred income taxes represent the effect of tax benefits or detriments that must be flowed through to customers as they are received or paid. The amounts deferred are attributable to differences between book and tax recovery periods. In 2017, the TCJA was enacted. Changes in the IRC from the TCJA had a material impact on the Registrants’ financial statements in 2017. Tax effects of changes in tax laws must be recognized in the period in which the law is enacted. Also, deferred tax assets and liabilities must be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At December 31, 2022, and 2021, Cleco and Cleco Power had $257.4 million and $302.0 million, respectively, accrued for the excess ADIT as a result of the TCJA. For more information on the status of the TCJA regulatory liability, see Note 13 — “Regulation and Rates — Regulatory Refunds — TCJA.”

Storm Reserves
On June 22, 2022, in conjunction with the storm recovery securitization financing and pursuant to the financing order issued by the LPSC on April 1, 2022, newly funded storm reserves for future storm restoration costs and Hurricane Ida storm restoration costs were established. Upon the closing of the securitization financing, Cleco Power withdrew $79.6 million from the LPSC approved Hurricane Ida storm reserve. At December 31, 2022, Cleco Power had total storm reserves of $118.8 million, comprised of $103.3 million for future storm restoration costs and $15.5 million related to the Hurricane Ida storm reserve. The current portion of $9.4 million for the Hurricane Ida storm reserve is recorded in Other current liabilities on Cleco’s and Cleco Power’s Consolidated Balance Sheets. The current portion represents those deferred storm costs recorded in the related Hurricane Ida regulatory asset that are currently under a prudency review by the LPSC.

Note 6 — Jointly Owned Generation Facilities
Cleco Power and Cleco Cajun operate electric generation units that are jointly owned with other utilities. The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units. Cleco Power and Cleco Cajun are responsible for their own share of the direct expenses of their respective jointly owned generation units. Cleco Power’s share of expenses is included in the operating expenses on Cleco’s and Cleco Power’s Consolidated Statements of Income. Cleco Cajun’s share of expenses is included in the operating expenses on Cleco’s Consolidated Statement of Income.
At December 31, 2022, the investment in and accumulated depreciation for each generating facility on Cleco’s and Cleco Power’s Consolidated Balance Sheets were as follows:

Cleco
		AT DEC. 31, 2022
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	UTILITY PLANT IN SERVICE	ACCUMULATED DEPRECIATION	CONSTRUCTION WORK IN PROGRESS	OWNERSHIP INTEREST PERCENTAGE	RATED CAPACITY (MW)	OWNERSHIP INTEREST (MW)
Acadia Power Station common facilities (1)	$16,959	$2,846	$874	50%
Bayou Cove common facilities (2)	$13,476	$2,901	$—	75%
Big Cajun II
Unit 3	$19,418	$4,548	$178	58%	588	341
Common facilities - Units 1, 2, and 3	$60,319	$8,230	$—	86%
Brame Energy Center
Rodemacher Unit 2	$82,222	$29,130	$1,039	30%	523	157
Common facilities - Nesbitt Unit 1 and Rodemacher Unit 2	$3,337	$556	$7	62%
Common facilities - Rodemacher Unit 2 and Madison Unit 3	$2,894	$255	$66	69%
Common facilities - Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3	$10,444	$1,761	$57	77%
(1) Cleco Power has a 100% ownership interest in Acadia Unit 1. The common facilities at the Acadia Power Station are jointly owned.
(2) Cleco Cajun has a 100% ownership interest in Bayou Cove Units 2, 3, and 4. The common facilities at Bayou Cove are jointly owned.

Cleco Power
	AT DEC. 31, 2022
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	UTILITY PLANT IN SERVICE	ACCUMULATED DEPRECIATION	CONSTRUCTION WORK IN PROGRESS	OWNERSHIP INTEREST PERCENTAGE	RATED CAPACITY (MW)	OWNERSHIP INTEREST (MW)
Acadia Power Station common facilities (1)	$17,733	$3,620	$874	50%
Brame Energy Center
Rodemacher Unit 2	$155,802	$102,710	$1,039	30%	523	157
Common facilities - Nesbitt Unit 1 and Rodemacher Unit 2	$4,744	$1,964	$7	62%
Common facilities - Rodemacher Unit 2 and Madison Unit 3	$2,984	$345	$66	69%
Common facilities - Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3	$20,487	$11,804	$57	77%
(1) Cleco Power has a 100% ownership interest in Acadia Unit 1. The common facilities at the Acadia Power Station are jointly owned.

Note 7 — Fair Value Accounting Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily

CLECO
CLECO POWER	2022 FORM 10-K
observable, market corroborated, or generally unobservable inputs. Cleco makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risks such as the risks inherent in valuation techniques and risks associated with inputs to those valuation techniques. Credit risk of Cleco and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which were immaterial at December 31, 2022, and 2021. Cleco’s valuation techniques maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices, unadjusted, in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. Significant increases or decreases in any of those inputs in isolation could result in a significantly different fair value measurement. Cleco classifies fair value balances based on the fair value hierarchy defined as follows:

•Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities that Cleco can observe as of the reporting date.
•Level 2 — inputs other than quoted prices included within Level 1 that are similar and directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•Level 3 — unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2022, and 2021, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Consolidated Balance Sheets. These amounts are presented on a gross basis before consideration of amounts netted under master netting agreements and the application of collateral received or paid:

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Money market funds	$182,574	$182,574	$—	$—	$145,033	$145,033	$—	$—
FTRs	3,088	—	—	3,088	6,977	—	—	6,977
Natural gas derivatives	105,646	—	105,646	—	87,464	—	87,464	—
Total assets	$291,308	$182,574	$105,646	$3,088	$239,474	$145,033	$87,464	$6,977
Liability Description
FTRs	$1,862	$—	$—	$1,862	$834	$—	$—	$834
Natural gas derivatives	6,979	—	6,979	—	—	—	—	—
Total liabilities	$8,841	$—	$6,979	$1,862	$834	$—	$—	$834

CLECO
CLECO POWER	2022 FORM 10-K

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Money market funds	$139,752	$139,752	$—	$—	$82,411	$82,411	$—	$—
FTRs	2,570	—	—	2,570	5,515	—	—	5,515
Total assets	$142,322	$139,752	$—	$2,570	$87,926	$82,411	$—	$5,515
Liability Description
FTRs	$294	$—	$—	$294	$597	$—	$—	$597
Natural gas derivatives	4,570	—	4,570	—	—	—	—	—
Total liabilities	$4,864	$—	$4,570	$294	$597	$—	$—	$597

Cleco has consistently applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the years ended December 31, 2022, and 2021, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Money Market Funds
Cleco and Cleco Power have investments in money market funds that have a maturity of three months or less when purchased.
The following tables present the money market funds as recorded on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2022, and 2021:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021
Cash and cash equivalents	$49,613	$145,011
Current restricted cash and cash equivalents	$20,202	$—
Non-current restricted cash and cash equivalents	$112,759	$22

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021
Cash and cash equivalents	$6,813	$82,411
Current restricted cash and cash equivalents	$20,202	$—
Non-current restricted cash and cash equivalents	$112,737	$—

FTRs
FTRs are financial instruments used to provide a financial hedge to manage the risk of transmission congestion charges between MISO nodes in MISO’s Day-Ahead Energy Market. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are derivatives not designated as hedging instruments for accounting purposes.
FTRs are valued using MISO’s monthly auction prices as a price index reference (Level 3). For Cleco Power, unrealized gains or losses are deferred as a component of Accumulated deferred fuel on the balance sheet in accordance with regulatory policy, and at settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customers’ bills as a component of the fuel charge. For Cleco Cajun, unrealized gains or losses as well as realized gains or losses at settlement are recorded on the income statement as a component of purchased power expense.
The following tables summarize the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Beginning balance	$6,143	$3,180	$5,778
Unrealized (losses) gains *	(931)	2,567	187
Purchases	7,467	12,061	11,333
Settlements	(11,453)	(11,665)	(14,118)
Ending balance	$1,226	$6,143	$3,180
* Cleco Power’s unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s Consolidated Balance Sheet. Cleco Cajun’s unrealized gains (losses) are reported through Purchased power on Cleco’s Consolidated Statement of Income.

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Beginning balance	$4,918	$3,216	$5,725
Unrealized (losses) gains *	(495)	2,828	450
Purchases	7,270	9,871	9,378
Settlements	(9,417)	(10,997)	(12,337)
Ending balance	$2,276	$4,918	$3,216
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco Power's Consolidated Balance Sheets.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of December 31, 2022, and 2021:

Cleco
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at Dec. 31, 2022	$3,088	$1,862	RTO auction pricing	FTR price - per MWh	$(11.21)	$13.65
FTRs at Dec. 31, 2021	$6,977	$834	RTO auction pricing	FTR price - per MWh	$(3.94)	$9.25

CLECO
CLECO POWER	2022 FORM 10-K

Cleco Power
	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at Dec. 31, 2022	$2,570	$294	RTO auction pricing	FTR price - per MWh	$(5.11)	$13.65
FTRs at Dec. 31, 2021	$5,515	$597	RTO auction pricing	FTR price - per MWh	$(4.91)	$9.25
Natural Gas Derivatives
Cleco Power and Cleco Cajun enter into physical and financial natural gas commodity contracts from time to time. Management has not elected to apply hedge accounting to these contracts as allowed under applicable accounting standards. Physical instruments include long-term purchase contracts. Financial instruments include swaps contracts. Cleco Power’s natural gas derivative contracts are marked-to-market with the resulting unrealized gain or loss recorded as a component of Accumulated deferred fuel on the balance sheet. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge. Cleco Cajun’s unrealized gains or losses as well as realized gains or losses at settlement are recorded on the income statement as a component of fuel expense.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
	2022		2021
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,482,556	$3,180,208	$3,482,405	$3,752,220
* The carrying value of long-term debt does not include deferred issuance costs of $16.2 million at December 31, 2022, and $13.2 million at December 31, 2021.

Cleco Power
	AT DEC. 31,
	2022		2021
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,895,508	$1,825,192	$1,820,254	$2,085,944
* The carrying value of long-term debt does not include deferred issuance costs of $12.3 million at December 31, 2022, and $7.9 million at December 31, 2021.

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

Concentrations of Credit Risk
At December 31, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. The Level 1 money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. government to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to potentially incur replacement cost losses. Cleco enters into master agreements with counterparties that govern the risk of credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in the market price, changes in open contracts, changes in the amounts counterparties owe to Cleco, and any prenegotiated unsecured thresholds agreed to in the master contract. Changes in any of these factors could cause the amount of requested credit support to increase or decrease.

Note 8 — Derivative Instruments
In the normal course of business, Cleco is exposed to a number of market risks. Cleco uses derivatives primarily to mitigate commodity price risk, particularly fuel price risk. Cleco Power has limited exposure to effects of market price risk because it operates primarily under cost-based rate regulation. Cleco Power utilizes derivative instruments to hedge against the exposure of transmission congestion costs and price volatility inherent in fuel purchased for electric generation that are recovered from customers.
On Cleco’s Consolidated Balance Sheets, the fair value of amounts associated with Cleco Cajun’s derivative instruments are offset with related cash collateral balances with the same counterparty. Cleco has not elected to designate any of its current instruments as an accounting hedge. At December 31, 2022, cash collateral received from counterparties by Cleco Cajun was $6.5 million, all of which was netted against the current portion of Energy risk management assets on Cleco’s Consolidated Balance Sheet. At December 31, 2021, there was no cash collateral posted with or received from counterparties that was netted on Cleco’s Consolidated Balance Sheet. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2022, and 2021:

CLECO
CLECO POWER	2022 FORM 10-K

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31, 2022
			GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	GROSS ASSET (LIABILITY)	CASH COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$3,088	$—	$3,088	$—	$3,088
Current	Energy risk management liabilities	(1,862)	—	(1,862)	—	(1,862)
Natural gas derivatives
Current	Energy risk management assets	53,251	(6,500)	46,751	(32,578)	14,173
Non-current	Energy risk management assets	58,895	—	58,895	(20,422)	38,473
Current	Energy risk management liabilities	(6,979)	—	(6,979)	—	(6,979)
Commodity-related contracts, net		$106,393	$(6,500)	$99,893	$(53,000)	$46,893
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

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2022	2021
Commodity-related contracts
FTRs
Current	Energy risk management assets	$2,570	$5,515
Current	Energy risk management liabilities	(294)	(597)
Natural gas derivatives
Current	Energy risk management liabilities	(4,570)	—
Commodity-related contracts, net		$(2,294)	$4,918

CLECO
CLECO POWER	2022 FORM 10-K
The following tables present the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Consolidated Statements of Income for the years December 31, 2022, 2021, and 2020:

Cleco
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2022	2021		2020
Commodity contracts
FTRs (1)	Electric operations	$14,118	$12,797		$9,213
FTRs (1)	Purchased power	(10,829)	(14,813)	(2)	(10,141)	(2)
Natural gas derivatives (3)	Fuel used for electric generation	180,522	134,144		12,159	(2)
Total		$183,811	$132,128		$11,231
(1) For the years ended December 31, 2022, 2021, and 2020, unrealized (losses) gains associated with FTRs for Cleco Power of $(0.5) million, $2.8 million and $0.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) Prior year balance has been revised to correct errors that were immaterial for the years ended December 31, 2021, and 2020.
(3) For the year ended December 31, 2022, unrealized gains associated with natural gas derivatives for Cleco Power of $4.9 million were reported through Accumulated deferred fuel on the balance sheet. Cleco Power had no natural gas derivatives during the years ended December 31, 2021, and 2020.

Cleco Power
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2022	2021	2020
Commodity contracts (1)
FTRs (2)	Electric operations	$14,118	$12,797	$9,213
FTRs (2)	Purchased power	(7,331)	(10,360)	(6,803)
Total		$6,787	$2,437	$2,410
(1) For the year ended December 31, 2022, unrealized gains associated with natural gas derivatives of $4.9 million were reported through Accumulated deferred fuel on the balance sheet. Cleco Power had no natural gas derivatives during the years ended December 31, 2021, and 2020.
(2) For the years ended December 31, 2022, 2021, and 2020, unrealized (losses) gains associated with FTRs of $(0.5) million, $2.8 million, and $0.5 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

The following tables present the volume of commodity-related derivative contracts outstanding at December 31, 2022, and 2021 for Cleco and Cleco Power:

Cleco
		TOTAL VOLUME OUTSTANDING
	UNIT OF MEASURE	AT DEC. 31,
(THOUSAND)		2022	2021
Commodity-related contracts
FTRs	MWh	14,656	14,055
Natural gas derivatives	MMBtus	85,350	109,306

Cleco Power
		TOTAL VOLUME OUTSTANDING
	UNIT OF MEASURE	AT DEC. 31,
(THOUSAND)		2022	2021
Commodity-related contracts
FTRs	MWh	9,085	8,899
Natural gas derivatives	MMBtus	4,840	—

CLECO
CLECO POWER	2022 FORM 10-K

Note 9 — Debt
Cleco Power’s total long-term indebtedness as of December 31, 2022, and 2021 was as follows:

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2022	2021
Bonds
Senior notes, 2.94%, due 2022	$—	$25,000
Senior notes, 3.08%, due 2023	100,000	100,000
Senior notes, 3.17%, due 2024	50,000	50,000
Senior notes, 3.68%, due 2025	75,000	75,000
Senior notes, 3.47%, due 2026	130,000	130,000
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	200,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Senior notes, floating rate, due 2023	—	325,000
Series A GO Zone bonds, 2.50%, due 2038, mandatory tender in 2025	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Securitization I’s storm recovery bonds, 4.016%, due 2033	125,000	—
Cleco Securitization I’s storm recovery bonds, 4.646%, due 2044	300,000	—
Total bonds	1,775,000	1,700,000
Bank term loan, variable rate, due 2024	125,000	125,000
Finance leases
Barge lease obligations	13,807	14,562
Gross amount of long-term debt and finance leases	1,913,807	1,839,562
Long-term debt due within one year	(109,508)	(25,000)
Finance leases classified as long-term debt due within one year	(836)	(755)
Unamortized debt discount	(4,492)	(4,746)
Unamortized debt issuance costs	(12,524)	(8,207)
Total long-term debt and finance leases, net	$1,786,447	$1,800,854

Cleco’s total long-term indebtedness as of December 31, 2022, and 2021 was as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2022	2021
Total Cleco Power long-term debt and finance leases, net	$1,786,447	$1,800,854
Cleco Holdings’ long-term debt, net
Senior notes, 3.250%, due 2023	165,000	165,000
Senior notes, 3.743%, due 2026	535,000	535,000
Senior notes, 3.375%, due 2029	300,000	300,000
Senior notes, 4.973%, due 2046	350,000	350,000
Bank term loan, variable rate, due 2024	132,300	200,000
Long-term debt due within one year	(230,524)	(67,700)
Unamortized debt issuance costs(1)	(3,877)	(5,271)
Fair value adjustment	104,748	112,150
Total Cleco long-term debt and finance leases, net	$3,139,094	$3,390,033
(1) For December 31, 2022, and 2021, this amount includes unamortized debt issuance costs for Cleco Holdings of $8.5 million and $10.2 million, respectively, partially offset by deferred debt issuance costs eliminated as a result of the 2016 Merger of $4.6 million and $4.9 million, respectively. For more information, see Note 5 — “Regulatory Assets and Liabilities — Cleco Holdings’ 2016 Merger Adjustments.”
The principal amounts payable under long-term debt agreements for each year through 2027 and thereafter are as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2023	$109,574	$274,574
2024	$189,499	$321,799
2025(1)	$90,087	$90,087
2026	$145,699	$680,699
2027	$66,336	$66,336
Thereafter	$1,298,805	$1,948,805
(1) Does not include Series A GO Zone bonds that have a maturity date of December 2038 but a mandatory tender in May 2025.

The principal amounts payable under the finance lease agreement for each year through 2027 and thereafter are as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2023	$836	$836
2024	$925	$925
2025	$1,023	$1,023
2026	$1,133	$1,133
2027	$1,253	$1,253
Thereafter	$8,637	$8,637

For more information on the finance agreement, see Note 3 — “Leases — Finance Lease.”
Cleco Power
At December 31, 2022, Cleco Power had $110.3 million of long-term debt and finance leases due within one year. The amount due within one year primarily represents $100.0 million of Cleco Power’s senior notes due in December 2023 and $9.6 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in March and September 2023.
On June 22, 2022, Cleco Securitization I issued $425.0 million aggregate principal amount of its senior secured storm recovery bonds. The storm recovery bonds were issued in two tranches. One tranche of $125.0 million aggregate principal amount was issued with an interest rate of 4.016% and an expected weighted average life of 4.79 years. A second tranche of $300.0 million aggregate principal amount was issued with an interest rate of 4.646% and an expected weighted average life of 15 years. The storm recovery bonds are governed by an indenture between Cleco Securitization I and the indenture trustee. The indenture contains certain covenants that restrict Cleco Securitization I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets. For more information on the storm recovery securitization financing, see Note 19 — “Securitization.”
On June 23, 2022, following the closing of the storm recovery bonds offering, Cleco Power redeemed its $325.0 million floating rate senior notes issued in September 2021 at par.
On December 16, 2022, Cleco Power repaid its $25.0 million 2.94% fixed rate senior notes issued in December 2017 at par.

CLECO
CLECO POWER	2022 FORM 10-K
Other than Cleco Securitization I’s storm recovery bonds, all of Cleco Power’s debt outstanding at December 31, 2022, and 2021 is unsecured and unsubordinated.

Cleco
At December 31, 2022, Cleco had $340.9 million of long-term debt and finance leases due within one year. The long-term debt due within one year at December 31, 2022, primarily represents $165.0 million of Cleco Holdings’ senior notes due in May 2023, $100.0 million of Cleco Power’s senior notes due in December 2023, $65.6 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC, and $9.6 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in March and September 2023.
Other than Cleco Securitization I’s storm recovery bonds, all of Cleco’s debt outstanding at December 31, 2022, and 2021 is unsecured and unsubordinated.
Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2022, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

Credit Facilities
At December 31, 2022, Cleco had $109.0 million short-term debt outstanding under its two separate revolving credit facilities. Cleco Holdings’ credit facility, in the amount of $175.0 million, had $64.0 million of outstanding borrowings at December 31, 2022. Cleco Power’s credit facility, in the amount of $300.0 million, had $45.0 million of outstanding borrowings at December 31, 2022. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million. Cleco and Cleco Power had no short-term debt outstanding at December 31, 2021. Cleco Holdings and Cleco Power had no amounts outstanding under their uncommitted lines of credit at December 31, 2022, and 2021.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65.0% of total capitalization. At December 31, 2022, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At December 31, 2022, the borrowing costs for amounts drawn under the facility were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65.0% of total capitalization. At December 31, 2022, Cleco Power was in compliance with the covenants of its credit facility. At December 31, 2022, the borrowing costs for amounts drawn under the facility were equal to LIBOR plus 1.25% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility. In February 2023, Cleco Holdings and Cleco Power amended their respective revolving credit facilities and bank term loans to transition the benchmark interest rate from LIBOR to SOFR.
If Cleco Holdings or Cleco Power were not to comply with certain covenants in their respective revolving credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities, and the lenders under the respective credit facility or debt agreement could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its revolving credit facility or other debt agreements, Cleco Holdings would be considered in default under its revolving credit facility.

Note 10 — Pension Plan and Employee Benefits
Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco did not make any required or discretionary contributions to the pension plan in 2022 or 2021. In December 2020, Cleco made a $15.8 million required contribution to the pension plan. Cleco has not made and does not expect to make any contributions in 2023. The required contributions are driven by liability funding target percentages set by law which could cause the required contributions to be uneven among the years. Based on the funding assumptions at December 31, 2022, management estimates that $74.5 million in pension contributions will be required through 2027. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is the plan sponsor and Support Group is the plan administrator.

CLECO
CLECO POWER	2022 FORM 10-K
The pension plan was amended on February 4, 2019, to include certain former NRG Energy employees who are now Cleco Cajun employees. The Cleco Cajun employees are eligible to participate as a cash balance participant and are credited with all service that was credited to them under the NRG Pension Plan as of February 4, 2019. Benefits under the plan amendment reflect the employee’s years of service, age at retirement, and accrued benefit at retirement. The interest crediting rate on the cash balance plan was 5.07% and 3.06% at December 31, 2022, and 2021, respectively.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits. Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The employee pension plan and Other Benefits plan obligation, plan assets, and funded status at December 31, 2022, and 2021 are presented in the following table:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of period	$680,417	$686,384	$55,257	$56,331
Service cost	8,589	10,516	2,204	2,425
Interest cost	19,841	18,668	1,484	1,283
Plan participants’ contributions	—	—	1,904	—
Actuarial gain	(174,733)	(9,823)	(10,289)	(81)
Expenses paid	(3,744)	(3,306)	—	—
Benefits paid	(29,501)	(25,292)	(7,254)	(4,701)
Special/contractual termination benefits	—	3,270	—	—
Benefit obligation at end of period	500,869	680,417	43,306	55,257
Change in plan assets
Fair value of plan assets at beginning of period	527,427	516,120	—	—
Actual (loss) gain return on plan assets	(91,897)	39,905	—	—
Expenses paid	(3,744)	(3,306)	—	—
Benefits paid	(29,501)	(25,292)	—	—
Fair value of plan assets at end of period	402,285	527,427	—	—
Unfunded status	$(98,584)	$(152,990)	$(43,306)	$(55,257)

The employee pension plan accumulated benefit obligation at December 31, 2022, and 2021 is presented in the following table:

	PENSION BENEFITS
	AT DEC. 31,
(THOUSANDS)	2022	2021
Accumulated benefit obligation	$481,398	$640,490
The following table presents the net actuarial gains/losses included in other comprehensive income for Other Benefits and in regulatory assets for pension related to current year gains and losses as a result of being included in net periodic benefit costs for the employee pension plan and Other Benefits plan for the years ended December 31, 2022, and 2021:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2022	2021
Net actuarial gain occurring during period	$(58,124)	$(26,925)	$(10,289)	$(81)
Net actuarial loss amortized during period	$12,332	$20,739	$1,207	$1,523

The pension net actuarial gain was $58.1 million for the year ended December 31, 2022, primarily due to an increase in the discount rate, partially offset by lower than expected return on assets. The pension net actuarial gain was $26.9 million for the year ended December 31, 2021, primarily due to an increase in the discount rate and higher than expected return on assets, partially offset by an update to the census data.
The Other Benefits net actuarial gain was $10.3 million for the year ended December 31, 2022, primarily due to an increase in the discount rate. The Other Benefits net actuarial gain was less than $0.1 million for the year ended December 31, 2021.
The following table presents net actuarial gains/losses in accumulated other comprehensive income for Other Benefits and in regulatory assets for pension that have not been recognized as components of net periodic benefit costs for the employee pension plan and Other Benefits plans at December 31, 2022, and 2021:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
(THOUSANDS)	2022	2021	2022	2021
Net actuarial loss	$47,317	$117,773	$13,705	$22,785

CLECO
CLECO POWER	2022 FORM 10-K
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Consolidated Statements of Income. The components of net periodic pension and Other Benefits costs for 2022, 2021, and 2020 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020	2022	2021	2020
Components of periodic benefit costs
Service cost	$8,589	$10,516	$9,820	$2,204	$2,425	$2,153
Interest cost	19,841	18,668	20,816	1,484	1,283	1,651
Expected return on plan assets	(24,706)	(22,801)	(24,974)	—	—	—
Amortizations
Prior service credit	—	—	(60)	—	—	—
Net loss	12,332	20,738	16,292	1,210	1,523	1,389
Net periodic benefit cost	$16,056	$27,121	$21,894	$4,898	$5,231	$5,193
Special/contractual termination benefits	—	3,270	—	—	—	—
Total benefit cost	$16,056	$30,391	$21,894	$4,898	$5,231	$5,193

Effective September 30, 2021, the pension plan was amended to offer an enhanced pension benefit to certain employees participating in the plan that elected to retire during a certain retirement window. Those certain employees who elected by September 30, 2021, to receive the enhanced pension benefits received a 10% increase in calculated pension benefits. This resulted in a special termination benefit cost for Cleco Power and Support Group of $2.4 million and $0.9 million, respectively, that was included as an expense of the pension plan.
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2022, 2021, and 2020 was $3.2 million, $4.5 million, and $3.5 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 was $4.4 million, $4.7 million, and $4.8 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at December 31, 2022, and 2021 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2022	2021
Current	$5,024	$5,181
Non-current	$38,282	$50,093

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2022	2021
Current	$4,310	$4,432
Non-current	$30,082	$39,315

The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
	2022	2021	2022	2021
Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.44%	2.98%	5.61%	2.82%
Rate of compensation increase	2.76%	2.73%	N/A	N/A

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine the net benefit cost
Discount rate	2.98%	2.74%	3.43%	2.82%	2.39%	3.25%
Expected return on plan assets	5.25%	5.00%	5.91%	N/A	N/A	N/A
Rate of compensation increase	2.73%	2.71%	2.75%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by the Retirement Committee. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns

CLECO
CLECO POWER	2022 FORM 10-K
was adjusted for the expected future long-term relationship between risk and return. The adjustment for the future risk compared to returns was, in part, subjective and not based on any measurable or observable events. For the calculation of the 2023 periodic expense, Cleco increased the discount rate to 5.44% and increased the expected long-term return on plan assets to 6.60%. Cleco expects pension expense to decrease in 2023 by approximately $14.4 million due to an increase in the discount rate and an increase in expected return on plan assets.
Employee pension plan assets are invested in accordance with the Pension Plan’s Investment Policy Statement. At December 31, 2022, allowable investments included U.S. Equity Portfolios, International Equity - Developed Markets Portfolios, Emerging Markets Equity Portfolios, Multi-Asset Credits, Treasury Separate Trading of Registered Interest and Principal of Securities (STRIPS), Fixed Income Portfolios - Long Credit and Intermediate Government Credit, and Real Estate Portfolios.
Real estate funds and the pooled separate accounts are stated at estimated market value based on appraisal reports prepared annually by independent real estate appraisers (members of the American Institute of Real Estate Appraisers). The estimated market value of recently acquired properties is assumed to approximate cost.

Fair Value Disclosures
Cleco classifies assets and liabilities measured at their fair value according to three different levels, depending on the inputs used in determining fair value. For more information on the fair value hierarchy, see Note 7 — “Fair Value Accounting Instruments.”
There have been no changes in the methodologies for determining fair value at December 31, 2022, and 2021. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

(THOUSANDS)		AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$7,345	$—	$7,345	$—
Government securities		33,019	—	33,019	—
Mutual funds
Domestic		78,349	78,349	—	—
International		39,722	39,722	—	—
Real estate funds		39,370	—	—	39,370
Corporate debt		103,940	—	103,940	—
Total		$301,745	$118,071	$144,304	$39,370

	Investments measured at net asset value*	98,505
	Interest accrual	2,035
	Total net assets	$402,285
	*Investments measured at net asset value consist of Common/collective trust.

(THOUSANDS)		AT DEC. 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$7,433	$—	$7,433	$—
Government securities		75,815	—	75,815	—
Mutual funds
Domestic		106,694	106,694	—	—
International		56,169	56,169	—	—
Real estate funds		39,091	—	—	39,091
Corporate debt		166,435	—	166,435	—
Total		$451,637	$162,863	$249,683	$39,091

	Investments measured at net asset value*	73,771
	Interest accrual	2,019
	Total net assets	$527,427
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

CLECO
CLECO POWER	2022 FORM 10-K
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022, and 2021:

(THOUSANDS)
Balance, Dec. 31, 2020	$35,962
Realized gains	503
Unrealized gains	3,524
Purchases	1,865
Sales	(2,763)
Balance, Dec. 31, 2021	$39,091
Realized losses	(2,451)
Unrealized gains	4,112
Purchases	2,027
Sales	(3,409)
Balance, Dec. 31, 2022	$39,370

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2022, the return on plan assets was (19.94)% compared to an expected long-term return of 5.25%. The 2021 return on pension plan assets was 7.14% compared to an expected long-term return of 5.00%. As of December 31, 2022, none of the pension plan participants’ future annual benefits are covered by insurance contracts.

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

Treasury STRIPS
•The STRIPS are synthetic zero-coupon bonds that are created by separating each coupon and principal payment

CLECO
CLECO POWER	2022 FORM 10-K
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
The following chart shows the dynamic asset allocation based on the funded ratio at December 31, 2022:

	PERCENT OF TOTAL PLAN ASSETS
		AT DEC. 31, 2022
	MINIMUM	TARGET	MAXIMUM
Return-seeking
Domestic equity		19%
International equity		20%
Multi-asset credit		6%
Real estate		5%
Total return-seeking	45%	50%	55%
Liability hedging*	45%	50%	55%
*Liability hedging has no target subcategories.

The assumed health care cost trend rates used to measure the expected cost of Other Benefits is 5.0% for 2023 and remains at 5.0% thereafter. The rate used for 2022 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans.
The projected benefit payments for the employee pension plan and Other Benefits plan for each year through 2027 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
For the year ending Dec. 31,
2023	$30,509	$5,163
2024	$31,117	$4,937
2025	$32,015	$4,741
2026	$32,596	$4,619
2027	$33,101	$4,526
Five years thereafter	$172,598	$20,325

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
Cleco does not fund the SERP liability, but instead pays for current benefits out of the cash available of the respective company of the employed officer. Because the SERP is a non-qualified plan, Cleco has purchased life insurance policies on certain SERP participants as a mechanism to provide a source of funding. These polices are held in a rabbi trust formed by Cleco Power. The rabbi trust is the named beneficiary of the life insurance policies and, therefore, receives the proceeds upon death of the insured participants. The life insurance policies may be used to reimburse Cleco for benefits paid from

CLECO
CLECO POWER	2022 FORM 10-K
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
SERP’s funded status at December 31, 2022, and 2021 is presented in the following table:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021
Change in benefit obligation
Benefit obligation at beginning of period	$93,179	$97,225
Service cost	227	232
Interest cost	2,679	2,538
Actuarial gain	(22,097)	(1,932)
Benefits paid	(5,561)	(4,884)
Benefit obligation at end of period	$68,427	$93,179

SERP’s accumulated benefit obligation at December 31, 2022, and 2021 is presented in the following table:

	SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2022	2021
Accumulated benefit obligation	$68,427	$93,179

The following table presents net actuarial gains/losses and prior service credits included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP for December 31, 2022, and 2021:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021
Net actuarial gain occurring during year	$(22,097)	$(1,932)
Net actuarial loss amortized during year	$1,049	$1,228
Prior service credit amortized during year	$(215)	$(215)

The SERP net actuarial gain was $22.1 million for the year ended December 31, 2022, primarily due to an increase in the discount rate. The following table presents net actuarial losses and prior service credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs for SERP at December 31, 2022, and 2021:

	SERP BENEFITS
	AT DEC. 31
(THOUSANDS)	2022	2021
Net actuarial loss	$8,241	$31,526
Prior service credit	$(1,299)	$(1,514)

The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Consolidated Statements of Income. The components of the net SERP costs for 2022, 2021, and 2020 are as follows:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Components of periodic benefit costs
Service cost	$227	$232	$399
Interest cost	2,679	2,538	2,932
Amortizations
Prior service credit	(215)	(215)	(215)
Net loss	1,049	1,228	3,186
Net periodic benefit cost	$3,740	$3,783	$6,302

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP BENEFITS
	AT DEC. 31,
	2022	2021
Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.46%	2.95%
Rate of compensation increase	N/A	N/A

CLECO
CLECO POWER	2022 FORM 10-K

			SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
	2022	2021	2020
Weighted-average assumptions used to determine the net benefit cost
Discount rate	2.95%	2.64%	3.37%
Rate of compensation increase	N/A	N/A	N/A

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 was $0.6 million, $0.6 million, and $1.0 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2022, and 2021 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2022	2021
Current	$4,713	$4,654
Non-current	$63,714	$88,523

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2022	2021
Current	$672	$679
Non-current	$9,087	$12,909

The projected benefit payments for SERP for each year through 2027 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2023	2024	2025	2026	2027	FIVE YEARS THEREAFTER
SERP	$4,840	$4,908	$5,054	$5,175	$5,133	$25,167

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2022, 2021, and 2020 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
401(k) Plan expense	$8,704	$9,366	$9,685

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2022, 2021, and 2020 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
401(k) Plan expense	$4,079	$4,350	$4,424

Effective September 30, 2021, the 401(k) plan was amended to offer an enhanced 401(k) benefit to certain employees participating in the plan that elected to retire during a certain retirement window. Those certain employees who elected by September 30, 2021, to receive the enhanced 401(k) benefits received a one-time contribution up to 30% of the employee’s 2021 base salary in accordance with IRS contribution limits. This resulted in a one-time benefit cost of $0.2 million that was included as an expense of the 401(k) plan.

Note 11 — Income Taxes
Cleco
For the year ended December 31, 2022, and 2021, income tax expense was lower than the amount computed by applying the statutory federal rate. For the year ended December 31, 2020, income tax expense was higher than the amount computed by applying the statutory federal rate. The differences are as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2022	2021	2020
Income before tax	$189,728	$208,077	$158,018
Statutory rate	21.0%	21.0%	21.0%
Tax expense at federal statutory rate	$39,843	$43,696	$33,184
Increase (decrease)
Flowthrough of tax benefits	(12,272)	(356)	5,100
State income taxes, net of federal benefit	12,177	9,619	7,190
Return to accrual adjustment	128	(3,862)	7,218
Permanent adjustments	(6,578)	(91)	(33)
Amortization of excess ADIT	(32,639)	(37,254)	(16,667)
Other, net	258	1,359	(274)
Total tax expense	$917	$13,111	$35,718
Effective rate	0.5%	6.3%	22.6%

CLECO
CLECO POWER	2022 FORM 10-K
Information about current and deferred income tax expense is as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Current federal income tax expense (benefit)	$1,351	$(2)	$(2,634)
Deferred federal income tax expense (benefit)	2,546	(9,581)	21,865
Amortization of accumulated deferred investment tax credits	(134)	(142)	(159)
Total federal income tax (benefit) expense	$3,763	$(9,725)	$19,072
Current state income tax expense (benefit)	7,611	(699)	2,636
Deferred state income tax (benefit) expense	(10,457)	23,535	14,010
Total state income tax expense	$(2,846)	$22,836	$16,646
Total federal and state income tax expense	$917	$13,111	$35,718
Items charged or credited directly to member’s equity
Federal deferred	6,297	514	(2,202)
State deferred	2,431	(120)	(720)
Total tax expense (benefit) from items charged directly to member’s equity	$8,728	$394	$(2,922)
Total federal and state income tax expense	$9,645	$13,505	$32,796

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2022, and 2021 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2022	2021
Depreciation and property basis differences	$(869,796)	$(885,747)
Net operating loss carryforward	135,914	195,488
NMTC	88,245	92,364
Fuel costs	(41,233)	(38,070)
Other comprehensive income	4,022	12,750
Regulated operations regulatory liability, net	(114,711)	(93,990)
Postretirement benefits	38,418	34,683
Merger fair value adjustments	(47,929)	(49,806)
Other	(13,230)	(23,436)
Accumulated deferred federal and state income taxes, net	$(820,300)	$(755,764)

Cleco Power
For the year ended December 31, 2022, and 2021, income tax expense was lower than the amount computed by applying the statutory rate. For the year ended 2020, income tax expense was higher than the amount computed by applying the statutory rate. The differences are as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2022	2021	2020
Income before tax	$172,560	$124,735	$123,454
Statutory rate	21.0%	21.0%	21.0%
Tax expense at federal statutory rate	$36,238	$26,194	$25,925
Increase (decrease)
Flowthrough of tax benefits	(12,272)	(356)	5,100
State income taxes, net of federal benefit	12,109	6,343	6,303
Return to accrual adjustment	14	(3,831)	7,082
Amortization of excess ADIT	(32,639)	(37,254)	(16,667)
Other, net	(947)	(449)	(944)
Total taxes	$2,503	$(9,353)	$26,799
Effective rate	1.5%	(7.5)%	21.7%
Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Current federal income tax expense	$4,921	$—	$15,724
Deferred federal income tax benefit	(1,926)	(23,071)	(5,033)
Amortization of accumulated deferred investment tax credits	(134)	(142)	(159)
Total federal income tax expense (benefit)	$2,861	$(23,213)	$10,532
Current state income tax expense	2,406	—	5,069
Deferred state income tax (benefit) expense	(2,764)	13,860	11,198
Total state income tax expense	$(358)	$13,860	$16,267
Total federal and state income tax expense (benefit)	$2,503	$(9,353)	$26,799
Items charged or credited directly to members’ equity
Federal deferred	2,610	1,714	(576)
State deferred	1,008	338	(189)
Total tax expense (benefit) from items charged directly to member’s equity	$3,618	$2,052	$(765)
Total federal and state income tax expense (benefit)	$6,121	$(7,301)	$26,034

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2022, and 2021 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2022	2021
Depreciation and property basis differences	$(754,200)	$(744,594)
Net operating loss carryforward	94,555	125,392
Fuel costs	(13,594)	(14,552)
Other comprehensive income	2,604	6,222
Regulated operations regulatory liability, net	(114,711)	(93,990)
Postretirement benefits	24,946	20,649
Other	(9,727)	(6,606)
Accumulated deferred federal and state income taxes, net	$(770,127)	$(707,479)

CLECO
CLECO POWER	2022 FORM 10-K
Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At December 31, 2022, and 2021, Cleco had a deferred tax asset resulting from a NMTC carryforward of $88.2 million and $92.4 million, respectively. If the NMTC carryforward is not utilized, it will begin to expire in 2030. Management considers it more likely than not that the deferred tax asset related to the NMTC carryforward will be realized; therefore, no valuation allowance has been recorded for Cleco and Cleco Power.

Net Operating Losses
For the 2021 tax year, Cleco created a federal net operating loss of approximately $718.3 million and a state net operating loss of approximately $423.7 million. For the 2022 tax year, Cleco expects to utilize a federal net operating loss of $192.9 million and a state net operating loss of $82.5 million.
For the 2021 tax year, Cleco Power created a federal net operating loss of approximately $422.1 million and a state operating loss of $423.7 million. For the 2022 tax year, Cleco Power expects to utilize a federal net operating loss and state net operating loss of $93.7 million and $82.5 million, respectively.
Both the federal and state net operating losses may be carried forward indefinitely. Cleco and Cleco Power consider it more likely than not that these income tax losses will be utilized to reduce future income tax payments, and the entire net operating loss carryforward will be utilized within the statutory deadlines.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2022, and 2021, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the years ended December 31, 2022, 2021, and 2020, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At December 31, 2022, and 2021, Cleco and Cleco Power had no liability for unrecognized tax positions.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2019, 2020, and 2021, the IRS has completed its review of years 2019 and 2020, and these tax returns were filed consistent with the IRS’s review. The IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2021 tax year. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The IRS has accepted Cleco’s application for the Compliance Assurance Process for the 2022 tax year and the Compliance Assurance Maintenance phase for the 2023 tax year.
The state income tax years 2019, 2020, and 2021 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2022, 2021, and 2020, no penalties were recognized.

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
At December 31, 2022, and 2021, Cleco and Cleco Power had $257.4 million and $302.0 million, respectively, accrued for the excess ADIT. For more information on the regulatory treatment of the TCJA regulatory liability, see Note 5 — “Regulatory Assets and Liabilities — Deferred Taxes, Net” and Note 13 — “Regulation and Rates — Regulatory Refunds — TCJA.”

CARES Act
In March 2020, the CARES Act was signed into law. The CARES Act includes tax relief provisions such as an alternative minimum tax credit refund, a five-year net operating loss carryback from years 2018 through 2020, and deferred payments of employer payroll taxes.
During December 2022, Cleco and Cleco Power paid the remaining $3.0 million and $1.8 million, respectively, deferred in employer payroll tax payments for the period of March 27, 2020, through December 31, 2020.

Note 12 — Disclosures about Segments
Cleco
Cleco’s reportable segments are based on its method of internal reporting, which disaggregates business units by its first-tier subsidiaries. Cleco’s reportable segments are Cleco Power and Cleco Cajun.
Each reportable segment engages in business activities from which it earns revenue and incurs expenses. Segment managers report periodically to Cleco’s CEO, who is Cleco’s chief operating decision maker, with discrete financial information and, at least quarterly, present discrete financial information to Cleco Holdings’ and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco Holdings’ and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, and an investment subsidiary. There are no changes to Cleco’s existing reportable segments.
The financial results in the following tables are presented on an accrual basis. EBITDA is a key non-GAAP financial measure used by the CEO to assess the operating performance of Cleco’s segments. Management evaluates the performance of Cleco’s segments and allocates resources to them based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. EBITDA is defined as net income adjusted for interest, income taxes, depreciation, and amortization. Depreciation and amortization in the following tables includes amortization of intangible assets and liabilities recorded for the fair value adjustment of wholesale power supply agreements as a result of the 2016 Merger and the Cleco Cajun Transaction, as well as amortization of deferred lease revenue resulting from the Cleco Cajun Transaction. Material intercompany transactions occur on a regular basis

CLECO
CLECO POWER	2022 FORM 10-K
and relate primarily to joint and common administrative support services as well as transmission services provided by Cleco Power to Cleco Cajun.

SEGMENT INFORMATION
	FOR THE YEAR ENDED DEC. 31, 2022
(THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$1,523,066	$496,042		$2,019,108
Other operations	98,759	148,823		247,582
Affiliate revenue	6,377	—		6,377
Electric customer credits	(7,674)	—		(7,674)
Operating revenue, net	$1,620,528	$644,865		$2,265,393
Net income	$170,057	$73,830		$243,887
Add: Depreciation and amortization	178,231	75,157	(1)	253,388
Less: Interest income	5,082	1,122		6,204
Add: Interest charges	88,218	523		88,741
Add: Federal and state income tax expense	2,503	24,565		27,068
EBITDA	$433,927	$172,953		$606,880
Additions to property, plant, and equipment	$228,940	$6,867		$235,807
Equity investment in investee	$2,072	$—		$2,072
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$6,834,970	$1,019,241		$7,854,211
(1) Includes $14.4 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE YEAR ENDED DEC. 31, 2022
(THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$2,019,108	$(9,680)		$(1)	$2,009,427
Other operations	247,582	9		(10,212)	237,379
Affiliate revenue	6,377	109,015		(115,392)	—
Electric customer credits	(7,674)	—		—	(7,674)
Operating revenue, net	$2,265,393	$99,344		$(125,605)	$2,239,132
Depreciation and amortization	$253,388	$17,588	(1)	$—	$270,976
Interest income	$6,204	$265		$(97)	$6,372
Interest charges	$88,741	$62,513		$(96)	$151,158
Federal and state income tax expense (benefit)	$27,068	$(26,151)		$—	$917
Net income (loss)	$243,887	$(55,076)		$—	$188,811
Additions to property, plant, and equipment	$235,807	$960		$—	$236,767
Equity investment in investee	$2,072	$(320,348)		$320,348	$2,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$7,854,211	$217,855		$181,683	$8,253,749
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2022 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2021
(THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$1,202,249	$398,226		$1,600,475
Other operations	74,625	128,749		203,374
Affiliate revenue	5,641	—		5,641
Electric customer credits	(40,878)	244		(40,634)
Operating revenue, net	$1,241,637	$527,219		$1,768,856
Net income	$134,088	$115,632		$249,720
Add: Depreciation and amortization	173,498	56,438	(1)	229,936
Less: Interest income	3,294	15		3,309
Add: Interest charges	73,090	803		73,893
Add: Federal and state income tax (benefit) expense	(9,353)	42,283		32,930
EBITDA	$368,029	$215,141		$583,170
Additions to property, plant, and equipment	$300,957	$9,081		$310,038
Equity investment in investee	$2,072	$—		$2,072
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$6,620,298	$1,104,090		$7,724,388
(1) Includes $13.5 million of amortization of intangible assets and liabilities related to wholesale power supply agreements and $(9.2) million of deferred lease revenue amortization as a result of the Cleco Cajun Transaction.

	FOR THE YEAR ENDED DEC. 31, 2021
(THOUSANDS)	TOTAL SEGMENTS	OTHER		ELIMINATIONS	TOTAL SEGMENTS
Revenue
Electric operations	$1,600,475	$(9,680)		$1	$1,590,796
Other operations	203,374	8		(7,615)	195,767
Affiliate revenue	5,641	113,623		(119,264)	—
Electric customer credits	(40,634)	—		—	(40,634)
Operating revenue, net	$1,768,856	$103,951		$(126,878)	$1,745,929
Depreciation and amortization	$229,936	$21,495	(1)	$—	$251,431
Interest income	$3,309	$125		$(122)	$3,312
Interest charges	$73,893	$60,564		$(121)	$134,336
Federal and state income tax expense (benefit)	$32,930	$(19,819)		$—	$13,111
Net income (loss)	$249,720	$(54,754)		$—	$194,966
Additions to property, plant, and equipment	$310,038	$1,103		$—	$311,141
Equity investment in investee	$2,072	$(46,901)		$46,901	$2,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$7,724,388	$619,101		$(218,471)	$8,125,018
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2022 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2020
(THOUSANDS)	CLECO POWER	CLECO CAJUN		TOTAL SEGMENTS
Revenue
Electric operations	$1,015,018	$365,555		$1,380,573
Other operations	65,237	121,747		186,984
Affiliate revenue	5,156	204		5,360
Electric customer credits	(53,119)	(153)		(53,272)
Operating revenue, net	$1,032,292	$487,353		$1,519,645
Net income	$96,655	$89,492		$186,147
Add: Depreciation and amortization	166,987	47,183	(1)	214,170
Less: Interest income	3,362	273		3,635
Add: Interest charges	73,985	(750)		73,235
Add: Federal and state income tax expense	26,799	29,080		55,879
EBITDA	$361,064	$164,732		$525,796
Additions to property, plant, and equipment	$377,044	$8,920		$385,964
Equity investment in investee	$9,072	$—		$9,072
Goodwill	$1,490,797	$—		$1,490,797
Total segment assets	$6,256,944	$1,029,812		$7,286,756
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

	FOR THE YEARS ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Net income	$188,811	$194,966	$122,300
Add: Depreciation and amortization	270,976	251,431	232,229
Less: Interest income	6,372	3,312	3,948
Add: Interest charges	151,158	134,336	137,864
Add: Federal and state income tax expense	917	13,111	35,718
Add (less): Other corporate costs and noncash items (1)	1,390	(7,362)	1,633
Total segment EBITDA	$606,880	$583,170	$525,796
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana and Mississippi and is viewed as one unit by management. Discrete financial reports are prepared only at the company level.

CLECO
CLECO POWER	2022 FORM 10-K

Note 13 — Regulation and Rates

Regulatory Refunds
Provision for rate refund on Cleco’s and Cleco Power’s Consolidated Balance Sheets consisted primarily of the following:

		AT DEC. 31,
(THOUSANDS)	2022	2021
Cleco Katrina/Rita storm recovery charges	$—	$1,611
FRP	$—	$1,229
Site-specific industrial customer	$903	$833
TCJA	$2,057	$2,057

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
On October 31, 2022, a monitoring report was filed for the 12 months ending June 30, 2022, indicating no refund was due. The LPSC staff is currently reviewing the report and Cleco Power has responded to data requests. Cleco Power anticipates the approval of this report in the third quarter of 2023.
Cleco Power continued to accrue the annual cost of service savings resulting from the 2016 Merger Commitments through June 30, 2021. Beginning July 1, 2021, the annual cost of service savings are included in Cleco Power’s current retail rate plan. Cleco Power had $1.2 million accrued for the period of July 1, 2019, through June 30, 2020, which was refunded to customers in September 2022.

St. Mary Clean Energy Center
In August 2019, the St. Mary Clean Energy Center was placed in service. The planning and construction costs for this facility are currently being recovered through Cleco Power’s base rates and were subject to a prudency review by the LPSC. On September 21, 2022, the LPSC approved a settlement disallowing recovery of $15.0 million of those costs, which resulted in a $13.8 million impairment charge and a reduction of the associated property, plant, and equipment net book value. The approved settlement also included refunding $10.4 million to Cleco Power’s retail customers, which was given back to customers as bill credits in October 2022. For more information about the settlement and disallowance, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Prudency Reviews — St. Mary Clean Energy Center.”

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. In July 2019, the LPSC approved Cleco Power’s rate refund of $79.2 million, plus interest, for the reduction in the statutory federal tax rate for the period from January 2018 to June 2020. The refund was credited to customers over 12 months beginning August 1, 2019.
In 2020, the LPSC approved Cleco Power’s extension of the TCJA bill credits at the same rate as determined in the initial TCJA refund of approximately $7.0 million per month. The extension was for the period of August 2020 through June 30, 2021. The $7.0 million monthly refund consisted of approximately $4.4 million, which was to be funded by the unprotected excess ADIT, and approximately $2.6 million, which is the change in the federal statutory corporate income tax rate from 35% to 21%. At December 31, 2022, Cleco Power had $2.1 million accrued for the estimated federal tax-related benefits from the TCJA.
On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers will continue receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At December 31, 2022, Cleco Power had $257.4 million accrued for the excess ADIT, of which $42.9 million is reflected in current regulatory liabilities.

Teche Unit 3
On September 7, 2021, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. In December 2021, Cleco Power filed notices with the LPSC and MISO to suspend the retirement of Teche Unit 3. As a result, on March 15, 2022, Cleco Power refunded to MISO $4.3 million for capital expenditures paid by third parties while operating Teche Unit 3 as a system support resource unit.
On July 13, 2022, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. On January 31, 2023, Cleco Power filed a notice with the LPSC to retire Teche Unit 3 on May 31, 2023.

CLECO
CLECO POWER	2022 FORM 10-K

Note 14 — Variable Interest Entities

Cleco Securitization I
Cleco Securitization I is a special-purpose, wholly owned subsidiary of Cleco Power that was formed for the purpose of issuing storm recovery bonds to finance the securitization of Storm Recovery Property at Cleco Power. On June 22, 2022, the securitized financing was complete. Cleco Securitization I’s assets cannot be used to settle Cleco Power’s obligations and the holders of the storm recovery bonds have no recourse against Cleco Power. For more information about the securitization financing, see Note 19 — “Securitization.”
Because Cleco Securitization I’s equity at risk is less than 1% of its total assets, it is considered to be a variable interest entity. Through its equity ownership interest and role as servicer, Cleco Power has the power to direct the most significant financial and operating activities of Cleco Securitization I, including billing, collections, and remittance of retail customer cash receipts to enable Cleco Securitization I to pay the principal and interest payments on the storm recovery bonds. Cleco Power also has the obligation to absorb losses up to its equity investment and rights to receive returns from Cleco Securitization I. Therefore, management has determined that Cleco Power is the primary beneficiary of Cleco Securitization I, and as a result, Cleco Securitization I is included in the consolidated financial statements of Cleco Power. No gain or loss was recognized upon initial consolidation.
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

(THOUSANDS)	AT DEC. 31, 2022
Restricted cash - current	$14,139
Accounts receivable - affiliate	3,348
Intangible asset - securitization	413,123
Total assets	$430,610
Long-term debt due within one year	$9,574
Accounts payable - affiliate	165
Interest accrued	9,953
Long-term debt, net	408,741
Member’s equity	2,177
Total liabilities and member’s equity	$430,610

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Consolidated Statements of Income:

(THOUSANDS)	FOR THE YEAR ENDED DEC. 31, 2022
Operating revenue	$13,181
Operating expenses	(2,992)
Interest income	63
Interest charges, net	(10,200)
Income before taxes	$52

Oxbow
Cleco and Cleco Power apply the equity method of accounting to report the investment in Oxbow in the consolidated financial statements. Under the equity method, the assets and liabilities of this entity are reported as Equity investment in investee on
Cleco’s and Cleco Power’s Consolidated Balance Sheets. The revenue and expenses (excluding income taxes) of this entity are netted and reported as equity income or loss from investees on Cleco’s and Cleco Power’s Consolidated Statements of Income.
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2022, consisted of its equity investment of $2.1 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2022	2021
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(17,200)	(17,200)
Total equity investment in investee	$2,072	$2,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2022	2021
Oxbow’s net assets/liabilities	$4,145	$4,145
Cleco Power’s 50% equity	$2,072	$2,072
Cleco Power’s maximum exposure to loss	$2,072	$2,072

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2022	2021
Current assets	$6,187	$6,979
Property, plant, and equipment, net	3,798	3,798
Total assets	$9,985	$10,777
Current liabilities	$395	$393
Other liabilities	5,445	6,239
Partners’ capital	4,145	4,145
Total liabilities and partners’ capital	$9,985	$10,777

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Operating revenue	$332	$5,155	$34,827
Operating expenses	(332)	(5,155)	(34,827)
Income before taxes	$—	$—	$—

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

CLECO
CLECO POWER	2022 FORM 10-K
retired, and all Cleco Power’s proportionate share of lignite-related costs had been billed by DHLC and Oxbow. For more information on DHLC and the Oxbow mine, see Note 15 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”
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

CLECO
CLECO POWER	2022 FORM 10-K
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

Dispute with Saulsbury Industries
In October 2018, Cleco Power sued Saulsbury Industries, Inc., the former general contractor for the St. Mary Clean Energy Center project, seeking damages for Saulsbury Industries, Inc.’s failure to complete the St. Mary Clean Energy Center project on time and for costs incurred by Cleco Power in hiring a replacement general contractor. The action was filed in the Ninth Judicial District Court for Rapides Parish, Saulsbury Industries, Inc. removed the case to the U.S. District Court for the Western District of Louisiana, on March 1, 2019. On September 14, 2020, Cabot Corporation was allowed to join the case pending in the Ninth Judicial District Court for Rapides Parish.
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
The stay was lifted in the Rapides Parish case and the Rapides Parish case is proceeding.

CLECO
CLECO POWER	2022 FORM 10-K
LPSC Audits and Reviews

Fuel Audits
Generally, Cleco Power’s cost of fuel used for electric generation and the cost of purchased power are recovered through the LPSC-established FAC that enables Cleco Power to pass on to its customers substantially all such charges. Recovery of FAC costs is subject to periodic fuel audits by the LPSC, which are performed at least every other year. In March 2020, Cleco Power received a notice of audit from the LPSC for the period of January 2018 to December 2019. The total amount of fuel expense included in the audit was $565.8 million. On February 16, 2023, the LPSC approved the audit report indicating no material findings. Cleco Power has FAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition or cash flows of the Registrants.
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

Environmental Audit
In 2009, the LPSC approved Cleco Power to recover from its customers certain costs of environmental compliance through an EAC. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. Cleco Power has EAC filings for January 2020 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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

Energy Efficiency Audit
In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power began participating in energy efficiency programs in November 2014. Through an approved rate tariff, Cleco Power recovered $8.5 million and $6.8 million for the 2022 and 2021 program years, respectively.
On June 9, 2021, the LPSC initiated an audit on program years 2019 and 2020 to consider all program costs. On September 14, 2022, the LPSC approved the audit report indicating no material findings. Program years 2021 and thereafter are subject to audit. Management is unable to predict or give a reasonable estimate of the outcome of this or any future audits.
Generally utility companies are allowed to recover from customers the accumulated decrease in revenues associated with the energy efficiency programs. On October 21, 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated LCFC revenues when base rates reset, which took place on July 1, 2021.

Prudency Reviews

Deferred Lignite and Mine Closure Costs
Cleco Power is seeking recovery for deferred fuel and other mine-related closure costs. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. Cleco Power believes these costs are prudent and recoverable. However, initial testimony by the LPSC Staff advisors filed in August 2022 indicates disagreement with the prudency of these incurred costs. Cleco Power filed rebuttal testimony on September 23, 2022, rebutting the LPSC Staff’s accusations of the lignite mining agreement not being approved by the LPSC, the prudency of the costs incurred, and the recoverability of such costs. A hearing date is scheduled in May 2023 and management expects the prudency review to be completed in the third quarter of 2023. Due to the nature and timing of the regulatory process, Cleco Power is currently unable to determine if any portion of the incurred costs will be disallowed for recovery but continues to assert that recovery of those costs is probable.

CLECO
CLECO POWER	2022 FORM 10-K
St. Mary Clean Energy Center
In August 2019, the St. Mary Clean Energy Center was placed in service. The St. Mary Clean Energy Center is a partnership with Cabot Corporation, whereby Cleco Power generates power through waste heat recovered from Cabot Corporation’s carbon black manufacturing process. The planning and construction costs incurred for this facility are currently being recovered through Cleco Power’s base rates and were subject to a prudency review by the LPSC. On September 21, 2022, the LPSC approved a settlement disallowing recovery of $15.0 million, which resulted in a $13.8 million impairment charge and a reduction of the associated property, plant, and equipment net book value. The impairment charge is recorded in Regulatory disallowance on Cleco’s and Cleco Power’s Consolidated Statements of Income. The settlement also resulted in a refund to Cleco Power’s retail customers totaling $10.4 million, which was given back to customers as bill credits in October 2022. The $10.4 million refund consisted of $6.6 million for costs recovered in periods prior to September 30, 2022, and $3.8 million for costs to be recovered from October 1, 2022, until Cleco Power’s base rates reset in its next rate case, which is expected to be on July 1, 2024. The refund of costs recovered prior to September 30, 2022, was recorded in Electric customer credits, with the remainder recorded as a regulatory asset on Cleco’s and Cleco Power’s Consolidated Balance Sheets. On October 1, 2022, Cleco Power began amortizing the regulatory asset to Electric customer credits on Cleco’s and Cleco Power’s Consolidated Statements of Income.

South Central Generating
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. As of December 31, 2022, management estimates potential losses to be $1.5 million with respect to one of these matters. Management is unable to estimate any potential losses Cleco Cajun may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with some matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2022, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $6.9 million and has accrued this amount.

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
The off-balance sheet commitments are not recognized on Cleco’s and Cleco Power’s Consolidated Balance Sheets because management has determined that Cleco’s and Cleco Power’s affiliates are able to perform the obligations under their contracts and that it is not probable that payments by Cleco or Cleco Power will be required.
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for reclamation obligations. As of December 31, 2022, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of loan and lease obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
In April 2020, Cleco Power and SWEPCO mutually agreed not to develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of

CLECO
CLECO POWER	2022 FORM 10-K
the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of June 30, 2020, all lignite reserves intended to be extracted from the mines had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. For more information on the joint filing, see “— Risks and Uncertainties.” For more information on the LPSC prudency review associated with the mine closure costs, see “— LPSC Audits and Reviews — Prudency Reviews — Deferred Lignite and Mine Closure Costs.”
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

Long-Term Purchase Obligations
Cleco Holdings had no unconditional long-term purchase obligations at December 31, 2022. Cleco Power and Cleco Cajun have several unconditional long-term purchase obligations primarily related to the purchase of fuel, energy delivery facilities, information technology outsourcing, natural gas storage, network monitoring, and software maintenance. The aggregate amount of payments required under such obligations at December 31, 2022, is as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2023	$75,692	$83,067
2024	56,627	61,960
2025	23,317	25,074
2026	5,430	6,095
2027	5,365	5,816
Thereafter	1,200	1,872
Total long-term purchase obligations	$167,631	$183,884

Cleco’s payments under these agreements for the years ended December 31, 2022, 2021, and 2020 were $83.8 million, $59.9 million, and $92.5 million, respectively. Cleco Power’s payments under these agreements for the years ended December 31, 2022, 2021, and 2020 were $49.0 million, $43.3 million, and $24.8 million, respectively.

Other Commitments
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The CCR Rule established extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule in the Federal Register that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final CCR Rule. During 2021, additional information was submitted to the LDEQ to revise and update Cleco Power’s compliance strategy. During the third quarter of 2021, management received additional information in connection with Cleco Power’s and Cleco Cajun’s compliance strategies resulting in a revision to the estimated cash flows expected to be required to settle the respective AROs. Therefore, Cleco Power and Cleco Cajun recorded an increase of $11.3 million and $35.4 million, respectively, in their ARO balances. On January 11, 2022, Cleco Power and Cleco Cajun received communication from the EPA that the demonstrations had been deemed complete. However, the demonstrations are still subject to EPA approval based on pending technical reviews.
At December 31, 2022, Cleco Power and Cleco Cajun recorded adjustments to their respective AROs due to revised cost estimates. Therefore, Cleco Power recorded an increase of $1.5 million and Cleco Cajun recorded an increase of $10.6 million in their respective ARO balances.
The following table summarizes the net changes in the ARO for Cleco and Cleco Power:

(THOUSANDS)	CLECO CAJUN	CLECO POWER	CLECO
Balance, Dec. 31, 2020	$16,658	$11,364	$28,022
Liabilities settled	(1,433)	—	(1,433)
Accretion	723	354	1,077
Revisions and adjustments	35,402	11,271	46,673
Balance, Dec. 31, 2021	$51,350	$22,989	$74,339
Liabilities settled	(135)	(4,728)	(4,863)
Accretion	1,992	613	2,605
Revisions and adjustments	10,646	1,526	12,172
Balance, Dec. 31, 2022	$63,853	$20,400	$84,253

As part of the Cleco Cajun Transaction, NRG Energy agreed to indemnify Cleco for certain environmental costs up to $25.0 million associated with the CCR Rule. At December 31, 2022, Cleco Cajun had an indemnification asset totaling $22.8 million. The current portion of the indemnification asset of $5.5 million is reflected in Other current assets and the non-current portion of $17.3 million is reflected in Other deferred charges on Cleco’s Consolidated Balance Sheet. The indemnification asset is expected to be collected as closure costs are incurred.

Risks and Uncertainties
Cleco could be subject to possible adverse consequences if Cleco’s counterparties fail to perform their obligations or if Cleco or its affiliates are not in compliance with loan agreements or bond indentures.
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by operating cash flows.

CLECO
CLECO POWER	2022 FORM 10-K
Changes in the regulatory environment or market forces could cause Cleco to determine its assets have suffered an other-than-temporary decline in value, whereby an impairment would be required and Cleco’s financial condition could be materially adversely affected.
At December 31, 2022, Cleco Power had $147.1 million deferred as a regulatory asset for stranded costs related to the Dolet Hills Power Station retirement and $133.6 million deferred as a regulatory asset for accelerated fuel and mine-related closure costs. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of these costs as well as decommissioning costs associated with the Dolet Hills Power Station retirement. These costs are under a prudency review by the LPSC, which is expected to be complete in the third quarter of 2023. Pending the outcome of the prudency review, Cleco Power intends to include the final costs in its filing for securitization. For more information on this prudency review, see “— Litigation — LPSC Audits and Reviews — Prudency Reviews — Deferred Lignite and Mine Closure Costs.”

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
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2022, 2021, and 2020.
At December 31, 2022, Cleco Holdings had an affiliate receivable of $14.6 million, primarily for estimated income taxes paid on behalf of Cleco Group. At December 31, 2021, Cleco Holdings had an affiliate receivable of $3.0 million from Cleco Group primarily for franchise taxes paid on behalf of Cleco Group. At December 31, 2022, and 2021, Cleco Holdings had an affiliate payable of $13.1 million and $51.3 million, respectively to Cleco Group primarily for settlement of taxes payable.
For the year ended December 31, 2022, Cleco Holdings made $219.6 million of distribution payments to Cleco Group. During 2021 and 2020, Cleco Holdings made no distribution payments to Cleco Group.

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
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Support Group
Other operations and maintenance	$87,830	$91,915	$94,798
Taxes other than income taxes	$(41)	$40	$—
Other expense	$60	$35	$43

The majority of the services provided by Cleco Power relates to the lease of office space to Support Group and transmission services to Cleco Cajun. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Other operations revenue
Cleco Cajun	$10,213	$7,616	$6,463
Affiliate revenue
Support Group	5,475	4,783	4,715
Cleco Cajun	902	858	441
Other income
Total	$16,590	$13,257	$11,619

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31,
	2022		2021
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$5	$1,138	$10,347	$59,627
Support Group	2,299	11,305	2,473	10,038
Cleco Cajun	1,467	5	792	64
Total	$3,771	$12,448	$13,612	$69,729

Oxbow billed Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. These costs are included in fuel inventory and are recoverable from

CLECO
CLECO POWER	2022 FORM 10-K
Cleco Power customers through the LPSC-established FAC or related wholesale contract provisions. For the year ended December 31, 2022, Cleco Power did not have any incurred costs. For the year ended December 31, 2021, Cleco Power recorded $2.7 million, of its proportionate share of incurred costs.
During 2022, Cleco Power made $105.5 million of distribution payments to Cleco Holdings. During 2021 and 2020, Cleco Power made no distribution payments to Cleco Holdings. Cleco Power received no equity contributions from Cleco Holdings in 2022, 2021, and 2020.

Note 17 — Intangible Assets, Intangible Liabilities, and Goodwill

Securitized Intangible

Cleco Securitization
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. The Storm Recovery Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Consolidated Balance Sheets. This securitized intangible asset is being amortized over the estimated periods needed to collect the required amounts from Cleco Power’s customers to service Cleco Securitization I’s storm recovery bonds, currently estimated through September 2044. Amortization is included in Depreciation and amortization on Cleco’s and Cleco Power’s Consolidated Statements of Income. During the year ended December 31, 2022, amortization expense of $2.8 million was recognized. At the end of its life, this securitized intangible asset will have no residual value.
The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

(THOUSANDS)	AT DEC. 31, 2022
Storm Recovery Property intangible asset	$415,946
Accumulated amortization	(2,823)
Net intangible asset subject to amortization	$413,123

For additional information on Cleco Power’s storm costs and the securitization financing, see Note 5 — “Regulatory Assets and Liabilities,” Note 9 — “Debt,” and Note 19 — “Securitization.”

Cleco Katrina/Rita
During 2008, Cleco Katrina/Rita acquired a $177.5 million intangible asset which included $176.0 million for the right to bill and collect storm recovery charges from customers of Cleco Power and $1.5 million of financing costs. This intangible asset was fully amortized in March 2020 and had no residual value at the end of its life. In 2020, amortization expense of $0.5 million was recognized in Cleco’s and Cleco Power’s Consolidated Statements of Income.

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
As part of the Cleco Cajun Transaction, Cleco assumed an LTSA for maintenance services related to the Cottonwood Plant. This intangible liability is being amortized using the straight-line method over the estimated life of the LTSA of seven years, and is expected to be fully amortized in 2025. The amortization is included as a reduction to the LTSA prepayments on Cleco’s Consolidated Balance Sheet.
The following table presents amortization of other intangible assets and liabilities in Cleco’s Consolidated Statements of Income:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Intangible assets
Trade name	$—	$3,897	$255
Power supply agreements	$25,600	$25,600	$25,600
Intangible liabilities
LTSA	$3,484	$3,484	$3,484
Power supply agreements	$1,557	$2,378	$3,528
An impairment on the Trade name intangible asset was recognized in 2021. No other impairments for intangibles listed in the table above were recognized in 2022, 2021, or 2020.

CLECO
CLECO POWER	2022 FORM 10-K
The following table summarizes the balance of other intangible assets and liabilities subject to amortization included in Cleco’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
(THOUSANDS)	2022	2021
Intangible assets
Power supply agreements	$184,004	$184,004
Total intangible assets carrying amount	$184,004	$184,004
Intangible liabilities
LTSA	24,100	24,100
Power supply agreements	14,200	14,200
Total intangible liabilities carrying amount	38,300	38,300
Net intangible assets carrying amount	145,704	145,704
Accumulated amortization	(105,848)	(82,466)
Net intangible assets subject to amortization	$39,856	$63,238

The following table summarizes the amortization expense related to other intangible assets and liabilities expected to be recognized in Cleco’s Consolidated Statements of Income:

Cleco
(THOUSANDS)	INTANGIBLE ASSETS	INTANGIBLE LIABILITIES
For the year ending Dec. 31,
2023	$25,373	$5,041
2024	$18,801	$5,041
2025	$5,037	$3,873
2026	$744	$—
2027	$744	$—
Thereafter	$3,112	$—

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

CLECO
CLECO POWER	2022 FORM 10-K

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balance, Dec. 31, 2019	$(17,513)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(10,026)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	1,743
Balance, Dec. 31, 2020	$(25,796)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	1,470
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	697
Balance, Dec. 31, 2021	$(23,629)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	23,647
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	41
Balance, Dec. 31, 2022	$59

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2019	$(16,717)	$(5,868)	$(22,585)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(4,050)	—	(4,050)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,628	—	1,628
Reclassification of net loss to interest charges	—	254	254
Balances, Dec. 31, 2020	$(19,139)	$(5,614)	$(24,753)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	4,606	—	4,606
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,648	—	1,648
Reclassification of net loss to interest charges	—	316	316
Balances, Dec. 31, 2021	$(12,885)	$(5,298)	$(18,183)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	8,339	—	8,339
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,228	—	1,228
Reclassification of net loss to interest charges	—	251	251
Balances, Dec. 31, 2022	$(3,318)	$(5,047)	$(8,365)

Note 19 — Securitization
In 2020 and 2021, Cleco Power’s distribution and transmission systems sustained damage from four separate hurricanes, Hurricanes Laura, Delta, Zeta, and Ida, and two severe winter storms, Winter Storms Uri and Viola. Cleco Power’s total storm restoration costs related to the hurricanes and winter storms totaled approximately $342.7 million. The damage to equipment from the storms required replacement as well as repair of existing assets. As a result, approximately $211.1 million of the total restoration costs were capitalized on Cleco Power’s balance sheet. Cleco Power had regulatory assets totaling $124.3 million for non-capital expenses related to these storms, as allowed by the LPSC. There was also $7.3 million for storm restoration costs related to wholesale operations and maintenance that was expensed on Cleco’s and Cleco Power’s Consolidated Income Statements in the period the costs were incurred.
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
•$100.9 million for a reserve to fund future storm restoration costs; and
•$9.0 million for estimated upfront securitization costs and ongoing costs.

CLECO
CLECO POWER	2022 FORM 10-K
On June 22, 2022, Cleco Power completed a securitized financing of the Storm Recovery Property through Cleco Securitization I. Cleco Securitization I used the net proceeds from its issuance of $425.0 million aggregate principal amount of its senior secured storm recovery bonds to purchase the Storm Recovery Property from Cleco Power, pay for debt issuance costs, and reimburse Cleco Power for upfront securitization costs paid by Cleco Power on behalf of Cleco Securitization I. Cleco Power utilized the proceeds received from Cleco Securitization I to fund reserves for storm restoration costs and redeem its $325.0 million floating rate notes issued in September 2021. For more information about the storm recovery bonds, see Note 9 — “Debt.” For more information about the storm reserves and regulatory assets associated with the storms, see Note 5 — “Regulatory Assets and Liabilities.” For more information about the cash restricted for the storm reserves, see Note 2 — “Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”
On June 1, 2021, Cleco Power began collecting $16.0 million annually through rates for interim storm recovery costs associated with Hurricanes Laura, Delta, and Zeta. The interim storm rate recovery continued until the new storm recovery surcharge became effective on September 1, 2022.
Cleco Power, in line with other impacted utilities, has sought available funds from the U.S. government for customer relief of costs incurred from the storms. Cleco Power cannot predict the likelihood that any funding from the U.S. government ultimately will be approved.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2022. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
The management of the Registrants, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Registrants’ respective internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the management of the Registrants concluded that, as of December 31, 2022, the Registrants’ internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

CLECO
CLECO POWER	2022 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Boards of Managers of Cleco
As of March 8, 2023, the Board of Managers of Cleco Holdings is comprised of 13 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 14 managers, including the same 13 managers that comprise the Board of Managers of Cleco Holdings, plus one additional manager, Melissa Stark. The Board of Managers of Cleco Holdings and the Board of Managers of Cleco Power are collectively referred to below as “the Boards.” The managers’ ages, dates of appointment, employment history, and committee assignments as of March 8, 2023, are also set forth below. Each of Ms. Scott and Messrs. Gallot, Gilchrist, and Wainer serve pursuant to one-year agreements which are considered for renewal annually by the Boards. Mr. Fontenot serves by virtue of his position as the CEO, and the other managers are designated for membership by BCI, John Hancock, or MAM.

Andrew Chapman joined Macquarie in 2006 and retired on September 30, 2021. Through his consulting company WesWave LLC, Mr. Chapman is a consultant to MAM and serves on the Boards of Cleco and on the board of the entity that holds Lordstown Energy Center, a gas-fired power plant in eastern Ohio. During his 15 years with Macquarie, Mr. Chapman has served as a director of utility companies owned in part by MAM’s funds, including Puget Sound Energy, Duquesne Light Company, Aquarion Water Company, Cleco, and entities related to those holdings. Mr. Chapman is 67 years old and became a member of the Boards in 2016. He is the Chair of the Business Planning and Budget Review Committee, Chair of the Leadership Development and Compensation Committee, and a member of the Asset Management Committee, the Governance and Public Affairs Committee and the Audit Committee.
Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining Macquarie in 2006.
Mr. Chapman earned his Master of Business Administration from the Yale School of Management.

William “Bill” Fontenot has served as the President and CEO of Cleco Holdings r since January 2018 and CEO of Cleco Power and Cleco Cajun since February 2019. Mr. Fontenot is 60 years old and was appointed to the Boards in 2018. He is a member of the Asset Management Committee, the Business Planning and Budget Review Committee, and the Governance and Public Affairs Committee. Mr. Fontenot has previously served as Interim CEO of Cleco Power from February 2017 to December 2017, Chief Operating Officer of Cleco Power from April 2016 to February 2017, and Senior Vice President of Utility Operations from March 2012 to April 2016.
Mr. Fontenot serves on the boards of the Council for a Better Louisiana, the Association of Edison Illuminating
Companies, the Southeastern Electric Exchange, and the Louisiana State University at Alexandria Foundation.
Mr. Fontenot holds a Bachelor of Science degree in electrical engineering from Louisiana State University.

Paraskevas “Paris” Fronimos is a Director on the Infrastructure and Renewable Resource Investments team of BCI. He is 48 years old and became a member of the Boards in 2019. Mr. Fronimos is the Chair of the Asset Management Committee and a member of the Business Planning and Budget Review Committee.
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
Mr. Gallot serves on the board of Origin Bancorp, Inc. (Nasdaq: OBNK) and was recently appointed to the Louisiana Cybersecurity Commission by Louisiana Governor John Bel Edwards. He recently served as a Louisiana state senator for District 29, where he held the position of vice chairman of the Commerce Committee and was a member of the Agriculture, Forestry, Aquaculture, and Rural Development Committee and the Revenue and Fiscal Affairs Committee. He previously served as a member of the Louisiana House of Representatives for District 11, where he served as Chair of the House and Governmental Affairs Committee and was a member of the Executive Committee.

CLECO
CLECO POWER	2022 FORM 10-K
Mr. Gallot obtained his Juris Doctorate from Southern University School of Law and has been a licensed Louisiana attorney since 1990.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-based infrastructure contractor specializing in road and bridge construction. He is 63 years old and became a member of the Boards in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.
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

Gerald “Jerry” Hanrahan is a Senior Industry Advisor to the Power and Infrastructure Team at John Hancock. The Power and Infrastructure Team is responsible for transactions in public utility, independent power project and infrastructure financing areas for John Hancock and manages a portfolio of over $21.00 billion in assets spanning over 300 individual investments. Mr. Hanrahan is 62 years old and became a member of the Boards in 2018. He is a member of the Asset Management Committee.
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
Mr. Hanrahan holds a Master of Business Administration from Babson College and a Bachelor of Science degree from Northeastern University.

Domingo Solís-Hernández is a Managing Director at MAM where he oversees origination of new assets and works with management teams of portfolio companies in the infrastructure sector. He is 44 years old and became a member of the Boards in February 2022. Mr. Solís-Hernández is a member of the Asset Management Committee and the Business Planning and Budget Review Committee.
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

Christopher Leslie is Executive Chairman of Macquarie Infrastructure Real Assets Americas. Prior to taking that role in July 2016, Mr. Leslie was the CEO of Macquarie Infrastructure Partners I, II, and III, which collectively manages more than $7.00 billion in U.S. and Canadian infrastructure investments. Mr. Leslie is 58 years old and became a member of the Boards in 2016. He is a member of the Leadership Development and Compensation Committee. Mr. Leslie has been or is a director of a number of MAM portfolio companies in the energy, transportation, and communications sectors.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India, and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Jon Perry is a Director within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing and managing infrastructure investments. He is 46 years old and became a member of the Boards in 2018. Mr. Perry is the Chair of the Audit Committee.
Mr. Perry has over 15 years of experience in the utility and energy sectors. Prior to working with BCI, he held positions as Manager, Mergers and Acquisitions at TransAlta, a leading Canadian independent power producer and Manager, Regulatory and Financial Reporting at FortisAlberta, a regulated distribution utility. Before then, Mr. Perry held financial and investor relations positions in Canadian junior and mid-cap oil and gas companies.
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
Since joining Macquarie in 2008, Mr. Rubin has had extensive responsibility for investment origination and execution as well as for management of portfolio investments. He has also served as the CEO of the Moscow-based Macquarie Russia & CIS Infrastructure Fund, and has been or is a director of a number of Macquarie portfolio companies in the energy, transportation, and communications sectors. Mr. Rubin is currently a director of the holding companies of Lordstown Energy Center, a 940-MW gas-fired power plant in Ohio, Puget Energy, an electric and natural gas utility in Washington State, and Cyrq Energy, a leading U.S. geothermal power company. Prior to joining Macquarie, Mr. Rubin was a Vice President on JPMorgan’s North American mergers and acquisitions team.
Mr. Rubin holds a Bachelor of Commerce and a Bachelor of Laws degree from the University of Queensland.

Peggy Scott currently serves as the Chair of the Boards. In addition, she serves on Cleco’s Audit Committee and Governance and Public Affairs Committee. She served as Chairperson and Interim CEO of Cleco Holdings from February 9, 2017, through December 31, 2017. She is 71 years old and became a member of the Boards in 2016.

CLECO
CLECO POWER	2022 FORM 10-K
Ms. Scott serves on the boards of The Eastern Company (Nasdaq: EML), Martin Sustainable Resources LLC, and the Blue Cross Foundation of Louisiana. She previously served on the boards of Benefytt Technologies, Inc. (BFYT) until its 2020 acquisition, and Gresham Smith Partners until June 2022, as well as on the boards of various corporate and community organizations.
Presently, Ms. Scott is an adviser to growing companies in diverse industries. Previously, she served as the Executive Vice President, Chief Operating Officer, and CFO of Blue Cross Blue Shield of Louisiana (BCBS) and as Chief Strategy Officer. Prior to BCBS, Ms. Scott was an office Managing Partner with Deloitte and held senior executive positions in U.S. and International companies in seven countries where she led transformational growth and change.
Ms. Scott was named one of the ten Outstanding Young Women of America, featured in the Wall Street Journal as National Financial Executive of the year, and inducted into the American Institute of CPAs’ Hall of Fame. She is in the Louisiana State University’s Alumni Hall of Distinction, named a Tulane Outstanding Alumnus, and holds a Presidential citation.
Ms. Scott holds a Master of Business Administration from Tulane University and a Bachelor of Science degree in accounting from Louisiana State University. She is a CPA and certified in Valuations and Forensics and as a Professional Corporate Director.

Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC, which she established in 2003 to provide independent directors and officers for special purpose entities. She is 60 years old and was appointed in 2016 as a special independent manager of Cleco Power, whose sole purpose is to vote on any bankruptcy-related matters, as specified in Cleco Power’s Second Amended and Restated Operating Agreement. Ms. Stark serves as a director of a number of companies in the financial sector. From 2001 to 2017, Ms. Stark concurrently served as a principal and co-founder of Water Tower Capital, LLC, a Chicago based investment advisory firm. From 1994 to 1996 she was Vice President - Fixed Income Research at Duff & Phelps (now known as Fitch) where she covered high yield bonds in the retail industry. She served as Vice President - Special Investments at PPM America, Inc. from 1991 to 1994.
Ms. Stark holds a Master of Business Administration in Finance from New York University Stern School of Business.

Steven Turner is a Managing Director within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing, and managing infrastructure investments. He is 50 years old and became a member of the Boards in 2016. Mr. Turner is the Chair of the Governance and Public Affairs Committee and a member of the Business Planning and Budget Review Committee and the Leadership Development and Compensation Committee.
Mr. Turner serves on the board of Corix Infrastructure Inc., a privately held waste/wastewater and utility holding company based in Vancouver, British Columbia. He is also a past director of Macquarie Utilities Inc. and Aquarion Water Company (Aquarion), the parent companies to a suite of New England-based water utilities.
Mr. Turner has over 15 years of experience in institutional investing. Prior to joining BCI, he held positions as an Associate with Ventures West Management, a leading Canadian venture capital firm and as an Associate Equity Analyst with Raymond James Ltd., a full-service brokerage firm.
Mr. Turner has a Bachelor of Science degree in Environmental Engineering from Montana Tech of the University of Montana and holds a Master of Business Administration from the University of Victoria. He is also a registered Professional Engineer in the Province of British Columbia, a Chartered Financial Analyst charter holder and holds the ICD.D designation.

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana’s Northshore and in New Orleans. He is 63 years old and became a member of the Boards in 2016. Mr. Wainer is a member of the Business Planning and Budget Review Committee and the Governance and Public Affairs Committee. He is the developer of some of the most successful commercial developments in the New Orleans area and a past chairman of the Northshore Business Council. His business affiliations include partner at Wainer Brothers, All State Financial Company and Circle West Trailer Park Company; president of Quality Properties, Inc., Regent Lands, Inc., Flowers, Inc., Upside Down Cajun Brands, Inc., Louisiana Properties, Inc., Tamco, Inc., Riverhill, Inc., Metro Credit Services, Inc. and Pan American Investors, Inc., and manager of Advance Mortgage Company, LLC.
Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, and ages as of March 8, 2023, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Holdings Cleco Power Cleco Cajun	President and CEO since January 2018. CEO since February 2019; President and CEO from January 2018 to February 2019. CEO since February 2019. (Age 60)
Kristin L. Guillory Cleco Holdings Cleco Power Cleco Cajun
CFO since July 2021; Treasurer from February 2018 to September 2019; General Manager Finance and Assistant Treasurer from May 2016 to February 2018.

CFO since July 2021; President from September 2019 to July 2021.
(Age 40)

CLECO
CLECO POWER	2022 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Robert R. LaBorde, Jr. Cleco Holdings
Chief Operations & Sustainability Officer since January 2022; Chief Operations Officer from February 2019 to January 2022; Vice President Generation Operations & Environmental Services from April 2016 to February 2019.
(Age 55)
Justin S. Hilton Cleco Power Cleco Holdings Cleco Power	President since February 2019. Vice President MISO Operations from April 2016 to February 2019. (Age 53)
William B. Conway, Jr. Cleco Holdings Cleco Power	Chief Development Officer, Chief Compliance Officer and General Counsel since June 2022; Chief Compliance Officer and General Counsel since July 2020; Retired from May 2017 to June 2020. (Age 65)
Mark A. Madsen Cleco Holdings
Chief Information & Supply Chain Officer since August 2020; Chief Digital & Information Officer from May 2019 to August 2020; Chief Information Officer, Vice President of IT - Waste Management Inc. from March 2010 to January 2019.
(Age 53)
Normanique G. Preston Cleco Holdings
Chief Human Resources & Diversity Officer since September 2019; Vice President Human Resources from August 2018 to September 2019; Vice President - Human Resources, Dynegy, Inc. from November 2015 to June 2018.
(Age 56)

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

CLECO
CLECO POWER	2022 FORM 10-K

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

Compensation Program Elements
The Committee targets total compensation (made up of the elements described below) to be competitive with the median of the Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2022, Cleco believes that it accomplished its philosophy through the following compensation and benefit components:

2022 PAY ELEMENT	DESCRIPTION
Base Salary	• Fixed pay element • Delivered in cash
Annual Cash Incentive (STIP)	• Performance-based annual incentive plan that pays out in cash
• Adjusted EBITDA is the primary metric for the named executive officers
• Additional metrics include safety, system reliability, customer service, generation fleet availability, and milestone measures
Long-Term Incentives	• Performance-based incentive paid in cash currently with a three-year cycle • Payout is contingent on Average ROIC and Total Shareholder Return (TSR), each weighted at 50%
Benefits	• Broad-based benefits such as group medical, dental, vision, and prescription drug coverage; basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; a defined benefit pension plan (for those employees hired prior to August 1, 2007); and a 401(k) Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Plan with an enhanced benefit for those employees hired on or after August 1, 2007
Executive Benefits	• SERP (closed to new participants in 2014) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel, and relocation assistance

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met seven times during 2022 with primarily virtual attendance. The Chief Human Resources and Diversity Officer attended the Committee meetings on behalf of management but did not participate in all of the Committee’s executive sessions.
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

CLECO
CLECO POWER	2022 FORM 10-K
The Compensation Consultant
The Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2022 were reviewed by Pay Governance on behalf of the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

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
The Peer Group did not change in 2022. The Committee will continue to evaluate the Peer Group annually as companies are often acquired, taken private, or grow at a rate that renders them inappropriate for comparison purposes. The Committee evaluates the Peer Group to ensure that peer companies are of similar scope in relation to revenues, assets, and employee count and have a good operational fit.

2022 PEER GROUP COMPANIES
ALLETE, Inc.	Hawaiian Electric Industries, Inc.	Otter Tail Corporation
Alliant Energy Corporation	IDACORP, Inc.	Pinnacle West Capital Corporation
Avista Corporation	NorthWestern Corporation	PNM Resources, Inc.
Black Hills Corporation	OGE Energy Corp.	Portland General Electric Company

In setting executive compensation levels in 2022, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

Decisions Made in 2022 with Regard to Each Compensation and Benefit Component

Base Salary
The base salary levels for the executive officers as a group, including the named executive officers are set so that, in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The Committee sets the base salary level for the CEO and CFO.
Base salaries for the named executive officers in 2022 are shown in the table below:

NAME	2022 BASE SALARY	2022 % CHANGE (1)
Mr. Fontenot	$721,000	0.0%
Ms. Guillory	$390,000	2.6%
Mr. LaBorde	$350,000	12.9%
Mr. Hilton (2)	$295,000	3.5%
Mr. Conway	$385,000	5.5%
(1) Base salary increases were adjusted to a level approximating +/-10% of the Comparator Group market median for total remuneration.
(2) Cleco Power employee.

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

CLECO
CLECO POWER	2022 FORM 10-K
Committee sets the annual cash incentive level for the CEO and CFO. Payouts are capped at 200% of target.
The table below presents the target STIP opportunities for the named executive officers in 2022:

NAME	TARGET AS % OF BASE SALARY
Mr. Fontenot (1)	115%
Ms. Guillory	65%
Mr. LaBorde	50%
Mr. Hilton (2)	50%
Mr. Conway	60%
(1) Mr. Fontenot has a target STIP of 115% with 100% determined on the same basis as the other officers and the remaining 15% based on the realization of the Milestone Measures.
(2) Cleco Power employee.
The 2022 STIP award for the named executive officers was based on the corporate and individual performance measures described below. This includes measures that apply to non-named executive officers and employees. The 2022 corporate performance measures consisted of the elements listed below based on the business unit (weighting):

	CONSOLIDATED		BUSINESS UNIT					MILESTONE MEASURES
	SAFETY	ADJUSTED EBITDA	EFORd	PEAK EAF	CUSTOMER SATISFACTION	LPSC SAIDI	ADJUSTED EBITDA
Cleco Power	10%	20%	10%		15%	5%	20%	20%
Cleco Support (1)	10%	45%	7.5%	7.5%	7.5%	2.5%		20%
Cleco Cajun	10%	20%	5%	15%			30%	20%
(1) Cleco Support business unit measures are calculated as an average (50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting).
The Committee included Milestone Measures (Measures) in the 2022 STIP corporate metrics for EMT and other corporate officers weighted at 20% and a stretch objective weighted at an additional 5%. These Measures were associated with progress milestones on key strategic corporate projects related to safety performance improvement, ESG, business plan objectives, Cleco Cajun restructuring resolution, Madison 3 carbon capture and sequestration (CCS), business process improvements utilizing technology, and cybersecurity. For the STIP calculation, the Committee put the greatest emphasis on financial performance using an adjusted EBITDA metric at both the business unit and consolidated levels. Adjusted EBITDA represents net income before interest, income taxes, depreciation, and amortization adjusted for certain pension and SERP expenses, gains and losses on certain life insurance policies, certain 2016 Merger and Cleco Cajun Transaction related expenses, variable lease revenue, and unrealized gains and losses on FTRs and gas-related contract derivatives. In addition, to continually focus the entire organization on the importance of safety, system reliability, generation fleet availability, sustainability, and to focus Cleco Power and Cleco Support executives and employees on customer satisfaction, the remainder of the STIP opportunity was attributable to these operational measures.
Management recommends the STIP financial performance and other measures to the Committee. Based on the historical performance relative to target and the relative historical performance versus the Peer Group, the Committee reviews, revises as appropriate, and approves the STIP measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2022 STIP Award Levels

Metric # 1: Safety Consolidated — For the 2022 safety measure, the Company included the frequency of incidents represented by the Total Recordable Incident Rate (TRIR), which represents 4% of the overall STIP award, the severity of incidents represented by the Days Away, Restricted or
Transferred (DART) rate, which represents 4% of the overall STIP award, and Contractor Total Recordable Incident Rate (TRIR), which represents 2% of the overall STIP award. These three measures total 10% for the safety metric. The targets for TRIR and DART safety measures were based on the average rates of the companies in the Southeastern Electric Exchange, of which Cleco is a member, over the three-year period of 2019, 2020, and 2021. The target for Contractor TRIR is based on a 10% year-over-year improvement.

SAFETY - TRIR MATRIX (4%)
PERFORMANCE LEVEL	% OF TRIR TARGET AWARD PAID
Above 0.623	0%
0.530 - 0.623	50%
0.436 - 0.529	100%
0.343 - 0.435	150%
At or below 0.342	200%
2022 Result (0.845)	0%

SAFETY - DART MATRIX (4%)
PERFORMANCE LEVEL	% OF DART TARGET AWARD PAID
Above 0.342	0%
0.291 - 0.342	50%
0.239 - 0.290	100%
0.187 - 0.238	150%
At or below 0.186	200%
2022 Results (0.384)	0%

SAFETY - CONTRACTOR TRIR MATRIX (2%)
PERFORMANCE LEVEL	% OF DART TARGET AWARD PAID
Above 1.057	0%
At or below 1.057	100%
2022 Results (0.772)	100%

CLECO
CLECO POWER	2022 FORM 10-K
Metric # 2: Adjusted EBITDA Consolidated — The following adjusted EBITDA matrix was developed to determine performance and payout ranges related to consolidated adjusted EBITDA performance in 2022. For Cleco Power and Cleco Cajun, this measure represents 30% of the overall STIP award for the corporate measures for non-executives and 20% of the overall STIP award for the corporate measures for executives. For Cleco Support, this measure represents 65% of the overall STIP award for the corporate measures for non-executives and 45% of the overall STIP award for the corporate measures for executives. The final percentage of the financial target award is interpolated based on the performance level.

ADJUSTED EBITDA MATRIX - CONSOLIDATED
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
Below $547.7 million	0%
Below $604.5 and at or above $547.7 million	50%
$604.5 million	100%
Above $604.5 and below $668.0 million	150%
At or above $668.0 million	200%
2022 Result - $585.4 million	83.2%

Metric # 3: EFORd — This metric represents the probability a generator will fail either completely or in part when its operation is required. This metric is 10% of the overall STIP award for the Cleco Power, 5% of the overall STIP award for the Cleco Cajun measures, 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting). The 2022 target was based on the average performance over the three-year period of 2019, 2020, and 2021.

EFORd MATRIX - CLECO POWER (10%)
PERFORMANCE LEVEL	% OF EFORd TARGET AWARD PAID
Above 8.70%	0%
6.49% - 8.70%	50%
4.28% - 6.48%	100%
2.06% - 4.27%	150%
At or below 2.05%	200%
2022 Result (8.88%)	0%

EFORd MATRIX - CLECO CAJUN (5%)
PERFORMANCE LEVEL	% of EFORd TARGET AWARD PAID
Above 10.92%	0%
8.19% - 10.92%	50%
5.45% - 8.18%	100%
2.72% - 5.44%	150%
At or below 2.71%	200%
2022 Result (4.92%)	150%

Metric # 4: Peak EAF - Cleco Cajun and Cleco Support — This metric represents the amount of time that the power generation plant is able to produce electricity without any outages or deratings over a peak period (defined as May through September, Monday through Friday, hours ending 0700 through 2200), divided by the amount of time in the peak period. This metric is 15% of the overall STIP award for the Cleco Cajun corporate measures and 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Cajun weighting). The 2022 target was based on the Cajun fleet’s average performance over the three-year period of 2019, 2020, and 2021.

PEAK EAF MATRIX - CLECO CAJUN (15%)
PERFORMANCE LEVEL	% OF PEAK EAF TARGET AWARD PAID
Below 95.95%	0%
96.95% - 95.95%	50%
97.97% - 96.96%	100%
99.00% - 97.98%	150%
At or above 99.01%	200%
2022 Result (97.02%)	100%

Metric # 5: Customer Satisfaction - Cleco Power and Cleco Support — The Company included Customer Satisfaction in its performance measures in 2022 using the JD Power South Midsize segment (JD Power study) for comparison. For the STIP metric, the Company uses a percentile-based target relative to the peer groups. The Company compared its overall performance against its peers in the JD Power study. This metric represents 15% of the overall STIP award for Cleco Power corporate measures and 7.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting).

CUSTOMER SATISFACTION MATRIX - CLECO POWER (15%)
PERFORMANCE LEVEL	% OF CUSTOMER SATISFACTION TARGET AWARD PAID
Below 25th Percentile	0%
25th - 49th Percentile	50%
50th - 74th Percentile	100%
75th - 89th Percentile	150%
At or above 90th Percentile	200%
2022 Result - Below 25th Percentile	0%

Metric # 6: LPSC SAIDI - Cleco Power and Cleco Support — SAIDI measures the average amount of time a customer’s service is interrupted during the year measured in hours per customer per year, and excludes major events per the LPSC’s criteria. The 2022 LPSC SAIDI goal was based on the long-term goal of consistent performance improvement aligned with the LPSC target. This metric represents 5% of the overall STIP award for the Cleco Power corporate measures and 2.5% of the overall STIP award for the Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting).

LPSC SAIDI MATRIX - CLECO POWER (5%)
PERFORMANCE LEVEL	% OF LPSC SAIDI TARGET AWARD PAID
Above 2.87	0%
At or below 2.87	100%
2022 Result (2.76)	100%

CLECO
CLECO POWER	2022 FORM 10-K
Metric # 7: Adjusted EBITDA — The following adjusted EBITDA matrix was developed to determine performance and payout ranges related to respective Business Unit adjusted EBITDA performance in 2022. The overall STIP award for the corporate measures for non-executives is 30% for Cleco Power and 40% for Cleco Cajun. The overall STIP award for the corporate measures for executives is 20% for Cleco Power and 30% for Cleco Cajun. The final percentage of the financial target award is interpolated based on the performance level.

ADJUSTED EBITDA MATRIX - CLECO POWER (20%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
Below $426.6 million	0%
Below $461.2 and at or above $426.6 million	50%
$461.2 million	100%
Above $461.2 and below $495.8 million	150%
At or above $495.8 million	200%
2022 Result - $449.4 million	82.9%

ADJUSTED EBITDA MATRIX - CLECO CAJUN (30%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
Below $120.8 million	0%
Below $143.0 million and at or above $120.8 million	50%
$143.2 million	100%
Above $143.2 and below $171.7 million	150%
At or above $171.7 million	200%
2022 Result - $136.3 million	84.8%

Metric # 8: Milestone Measures — Cleco officers had an additional STIP metric for 2022. This metric represents 20% of the overall STIP award for the corporate measures for executives and measures progress on certain strategic initiatives. These initiatives included safety performance improvement (5%), business application strategy and cybersecurity (5%), business plan objectives (5%), and Cleco Cajun restructuring resolution (5%). This measure also includes a stretch objective (5%) for ESG and Madison 3 CCS initiatives. For 2022, executives were able to earn up to 5% in addition to the 20% target based on success of milestone measures. The Committee evaluated the performance of each initiative and determined the 2022 result for the Milestone Measures as follows.

MILESTONE MEASURES (20% with up to a 5% stretch)
2022 RESULTS	% OF MILESTONE TARGET AWARD PAID
Cleco Power	22.5%
Support Group	22.5%
Cleco Cajun	22.5%

Total Payout for EMT Cleco Power: The calculated STIP payout for Cleco Power was 62.7% of target. The total STIP corporate payout for 2022 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		20.0%		2.0%
Adjusted EBITDA Consolidated	20%		41.6%		8.32%
EFORd	10%		0.0%		0%
Customer Satisfaction	15%		0.0%		0%
LPSC SAIDI	5%		100.0%		5.0%
Adjusted EBITDA	20%		124.4%		24.87%
Milestone Measures (stretch included)	20%		112.5%		22.50%
Resulting Total (1)	100%				62.70%
(1) The resulting total is rounded to the nearest decimal.

Total Payout for EMT Cleco Support: The calculated STIP payout for Cleco Support was 75.7% of target. The total STIP corporate payout for 2022 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		20.0%		2.00%
Adjusted EBITDA Consolidated	45%		83.2%		37.45%
EFORd	7.5%		50.0%		3.75%
Peak EAF	7.5%		100.0%		7.50%
Customer Satisfaction	7.5%		0.0%		0.00%
LPSC SAIDI	2.5%		100.0%		2.50%
Milestone Measures (stretch included)	20%		112.5%		22.50%
Resulting Total (1)	100%				75.70%
(1) The resulting total is rounded to the nearest decimal.

Total Payout for EMT Cleco Cajun: The calculated STIP payout for Cleco Cajun was 89.3% of target. The total STIP corporate payout for 2022 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		20.0%		2.00%
Adjusted EBITDA Consolidated	20%		41.6%		8.32%
EFORd	5%		150.0%		7.50%
Peak EAF	15%		100.0%		15.00%
Adjusted EBITDA	30%		113.1%		33.94%
Milestone Measures (stretch included)	20%		112.5%		22.50%
Resulting Total (1)	100%				89.30%
(1) The resulting total is rounded to the nearest decimal.

The Committee also has the authority to adjust the amount of any individual STIP award upon recommendation by the CEO. Adjustments for the STIP participants, except for the named executive officers and other members of EMT, may be made by the CEO at his discretion. Adjustments are based on the annual performance review process.

Long-Term Compensation
In 2022, the Committee continued a cash-based LTIP and issued grants for the three-year cycle for the performance period ending December 31, 2022. The metrics for the LTIP cycle issued in 2022 are weighted 50% on the three-year average ROIC and 50% on TSR.
Each executive officer’s target LTIP award level is set, so in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of the

CLECO
CLECO POWER	2022 FORM 10-K
Company’s Peer Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary:

NAME	TARGET AS % OF BASE SALARY(1)
Mr. Fontenot	236%
Ms. Guillory	120%
Mr. LaBorde	85%
Mr. Hilton (2)	90%
Mr. Conway	105%
(1) Long-term incentives were adjusted to a level approximating +/-10% of the Comparator Group market median for total remuneration based on salary as of the June 13, 2022 grant date.
(2) Cleco Power employee.

2020-2022 LTIP Award
The Leadership Development & Compensation Committee approved an overall award level of 74% of target for the LTIP three-year performance cycle that ended on December 31, 2022. This award level represents an average ROIC of 74% and TSR of 74% over the three-year performance period. This award will be paid in cash and is included in column G of the Summary Compensation Table for 2022.

Retirement Plans - Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that members of the Boards, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Members of the Boards may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within the industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Actual participation in the plan is voluntary. The notional investment options made available to participants are selected by the CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2022.

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
Generally, benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (Pension Plan), certain employer contributions to the 401(k) Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2022.
In 2011, the Committee amended SERP to eliminate the business transaction benefit previously included in SERP, as well as the requirement that a SERP participant be a party to an employment agreement to receive change in control benefits.
With regard to current SERP participants, two participants have agreed to fix the base compensation portion of their SERP calculation as of December 31, 2022. Additionally, they have agreed to use target rather than actual awards under the annual incentive plan for years 2016 and 2017 for the average incentive award portion of the SERP calculation. A third participant’s SERP benefit will be set at a specified amount based upon the year of separation.
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

Change in Employment Status and Change in Control Events
During 2022, the Company had no employment agreements with current named executives other than the agreements with Mr. Fontenot as President & CEO and Mr. Conway as Chief Corporate Development & Compliance Officer & General Counsel. The Company may enter into employment agreements with its executives generally in connection with recruiting efforts. The standard agreement provides for a non-renewing term, generally two years, and does not contain a change in control tax gross-up provision.

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
•Spousal/companion travel - in connection with the various industry, governmental, civic, and entertainment activities of

CLECO
CLECO POWER	2022 FORM 10-K
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

CLECO
CLECO POWER	2022 FORM 10-K
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

Executive Officers’ Compensation

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)(1)	ALL OTHER COMPENSATION ($)	TOTAL ($)
A	B	C	D	E	F	G	H
William G. Fontenot, (2)	2022	$721,000	$0	$1,888,467	$0	$26,709	$2,636,176
President & CEO	2021	$719,385	$0	$2,200,081	$42,503	$20,877	$2,982,846
	2020	$721,154	$0	$1,806,020	$1,320,099	$17,520	$3,864,793

Kristin L. Guillory, (3)	2022	$389,231	$0	$403,162	$0	$14,440	$806,833
CFO	2021	$320,000	$0	$329,917	$12,029	$12,251	$674,197

Robert R. LaBorde, Jr.,	2022	$346,923	$0	$345,911	$0	$26,828	$719,662
Chief Operations & Sustainability Officer	2021	$308,462	$0	$442,313	$0	$26,673	$777,448
	2020	$298,269	$0	$319,608	$485,114	$13,693	$1,116,684

Justin S. Hilton,	2022	$294,231	$0	$316,116	$0	$13,035	$623,382
President - Cleco Power	2021	$284,231	$0	$416,023	$50,551	$12,241	$763,046
	2020	$283,846	$0	$237,357	$376,853	$10,050	$908,106

William B. Conway, Jr., (3)	2022	$383,462	$0	$433,169	$0	$24,138	$840,769
Chief Corporate Development & Compliance Officer & General Counsel	2021	$363,846	$0	$186,108	$0	$13,462	$563,416
(1) Amounts in this column include the change in pension value year over year. For 2022, this amount includes the change in pension value from 2021 to 2022. Negative changes in the pension value year over year are reported as $0.
(2) Mr. Fontenot has a target STIP of 115% with 100% determined on the same basis as the other officers and the remaining 15% based on the realization of the Milestone Measures.
(3) Ms. Guillory and Mr. Conway are classified as named executive officers for 2021 and 2022 only.
General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2022, 2021, and 2020 (the “named executives” or “named executive officers”). Compensation components represent both payments made to the named executive officers during the year and other forms of compensation as follows:

•Column C, “Salary;” Column D, “Bonus;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash compensation earned by the named executive in 2022, 2021, or 2020.
•The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2022, 2021, and 2020 under the Pension Plan and SERP, as applicable. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Pension Plan and
Employee Benefits.” The 2022 changes shown in Column F are due in part to the actuarial impact from a decrease in the discount rate used to calculate future benefits under the Pension Plan and SERP. Negative changes, if any, are reported as zero. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “— Compensation Discussion and Analysis — Decisions Made in 2022 with Regard to Each Compensation and Benefit Component — Base Salary.” In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2022, 2021, and 2020 base pay made by Mr. Fontenot and Mr. LaBorde, pursuant to the Deferred Compensation Plan also is included in the salary

CLECO
CLECO POWER	2022 FORM 10-K
column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to the Committee typically on an annual basis, and if approved, usually are implemented in January. Base salary changes made in 2022 for named executives and the reasons for those changes are discussed in “— Compensation Discussion and Analysis — Decisions Made in 2022 with Regard to Each Compensation and Benefit Component — Base Salary.”

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2022, 2021, or 2020.

Non-Equity Incentive Plan Compensation
Column E, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2022 that will be paid in March 2023 under the STIP; earned during 2021 and paid in March 2022 under the STIP; and earned during 2020 and paid in March 2021 under the STIP. Deferral of annual cash incentive payments made by Mr. Fontenot and Mr. LaBorde pursuant to the Deferred Compensation Plan also is included in Column E and is further detailed in the “Nonqualified Deferred Compensation” table. Column E also includes cash awards earned during 2022 that will be paid in March 2023; earned during 2021 that were paid in March 2022, and earned during 2020 that were paid in February 2021 for the LTIP performance periods ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column F represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2022, 2021, and 2020 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2022, 2021, and 2020; rather, these amounts represent the present value of future retirement payments Cleco projects will be made to each named executive. Changes in the present value of the Pension Plan and SERP benefits from December 31, 2021, to December 31,
2022; from December 31, 2020 to December 31, 2021; and from December 31, 2019, to December 31, 2020, result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column F are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Committee in conjunction with its annual tally sheet analysis. An explanation of why the Company uses SERP and its relationship to other compensation elements can be found in “Decisions Made in 2022 With Regard to Each Compensation and Benefit Component.”
Column F also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2022, 2021, and 2020.

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

The value of the Column G items for 2022 for each named executive officer is as follows:

	MR. FONTENOT	MS. GUILLORY	MR. LABORDE	MR. HILTON	MR. CONWAY
Cleco Contributions to 401(k) Plan	$12,200	$13,602	$26,029	$11,884	$23,338
Taxable Group Term Life Insurance	830	38	350	350	0
Spousal Travel	4,960	0	0	0	0
Memberships	800	800	0	800	800
Unused vacation payout at separation/retirement	0	0	0	0	0
Severance	0	0	0	0	0
FICA Tax on SERP	7,919	0	449	0	0
Total Other Compensation	$26,709	$14,440	$26,828	$13,034	$24,138

NAME	GRANT DATE	ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (STIP)			ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (2022-2024 LTIP GRANT)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
A	B	C	D	E	F	G	H
Mr. Fontenot	01/01/22	$0	$829,150	$1,442,000	$0	$1,700,000	$3,400,000
Ms. Guillory	01/01/22	$0	$253,000	$506,000	$0	$468,000	$936,000
Mr. Conway	01/01/22	$0	$230,077	$460,154	$0	$404,250	$808,500
Mr. LaBorde	01/01/22	$0	$173,462	$346,923	$0	$297,500	$595,000
Mr. Hilton	01/01/22	$0	$147,115	$294,231	$0	$265,500	$531,000

CLECO
CLECO POWER	2022 FORM 10-K
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
Estimated Future Payments under Non-Equity Incentive Plan Awards (STIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2022 with Regard to Each Compensation and Benefit Component — Annual Cash Incentive” for a discussion of 2022 STIP award calculations.

Estimated Future Payments under Non-Equity Incentive Plan Awards (LTIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2022 with Regard to Each Compensation and Benefit Component — Long-Term Compensation” for a discussion of grants made in 2022.

Pension Benefits

NAME	PLAN NAME (s)	NUMBER OF YEARS OF CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)
Mr. Fontenot	Cleco Corporate Holdings LLC Pension Plan	36	$1,908,912	$0
	Cleco Corporation SERP	36	$3,523,112	$0
Ms. Guillory (1)	Cleco Corporate Holdings LLC Pension Plan	18	$362,401	$0
	Cleco Corporation SERP	0	$0	$0
Mr. LaBorde (2)	Cleco Corporate Holdings LLC Pension Plan	16	$471,383	$0
	Cleco Corporation SERP	14	$1,230,648	$0
Mr. Hilton (3)	Cleco Corporate Holdings LLC Pension Plan	33	$1,298,559	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Conway (4)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
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
General
The Company provides executive officers who meet certain tenure requirements benefits from the Pension Plan and SERP. Vesting in the Pension Plan requires five years of service with the Company. Mr. Fontenot, Ms. Guillory, and Mr. Hilton are fully vested in the Pension Plan. Mr. LaBorde is fully vested in the Pension Plan based on previous service with the Company. Having been rehired after August 1, 2007, he was no longer eligible to participate in the Pension Plan and was included in an enhanced 401(k) Plan for those employees hired (or rehired) on or after August 1, 2007. Mr. Conway, having been hired after August 1, 2007, was not eligible to participate in the Pension Plan and was included in an enhanced 401(k) Plan for those employees hired on or after August 1, 2007.
Vesting in SERP requires ten years of service. Under the terms of SERP, automatic vesting occurs upon a Change in Control if a participating executive is involuntarily terminated from the Company. Messrs. Fontenot and LaBorde are all fully vested in SERP based on years of service. Ms. Guillory and Messrs. Hilton and Conway are not participants in SERP.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2022. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 5.44%. Other material assumptions relating to the valuation include use of the Pri-2012 Employee and Healthy Retiree gender distinct mortality tables projected generationally using Scale MP-2020 (using White Collar for SERP present values and no collar for Qualified Plan present values), assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment.
The sum of the change in actuarial value of the Pension Plan during 2022 and the change in value of SERP is included in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

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
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, the value of benefits accrued or paid (including dividends) under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2022, the amount of earnings was further limited to $305,000 as prescribed by the IRS.

CLECO
CLECO POWER	2022 FORM 10-K
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The applicable pension factor for 2022 was 1.25%. Based on the benefit formula, the pension factor will remain at 1.25% in future years. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $245,000 in 2022. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

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

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of December 31, 2022.

	ESTIMATED PAYMENTS AT 55 (OR ACTUAL ATTAINED AGE IF GREATER THAN 55)
	PENSION	SERP	TOTAL
Mr. Fontenot	$132,303	$162,697	$295,000
Ms. Guillory	$57,075	$0	$57,075
Mr. LaBorde	$40,020	$58,279	$98,299
Mr. Hilton	$108,740	$0	$108,740
Mr. Conway (1)	$0	$0	$0
(1) Mr. Conway did not participant in the Pension Plan, as he was hired after August 1, 2007, nor SERP, as he was hired after the plan was closed to new participants in July 2014.

Nonqualified Deferred Compensation

NAME	EXECUTIVE OFFICER CONTRIBUTIONS IN 2022 ($)(1)	COMPANY CONTRIBUTIONS IN 2022 ($)	AGGREGATE EARNINGS IN 2022 ($) (2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS IN 2022 ($)	AGGREGATE BALANCE AT DECEMBER 31, 2022 ($)(3)
A	B	C	D	E	F
Mr. Fontenot	$467,966	$0	$0	$0	$3,038,029
Ms. Guillory	$0	$0	$0	$0	$0
Mr. LaBorde	$80,866	$0	$0	$0	$798,595
Mr. Hilton	$0	$0	$0	$0	$0
Mr. Conway	$0	$0	$0	$0	$0
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2022 and are included in the amounts shown in Columns C and G, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.

CLECO
CLECO POWER	2022 FORM 10-K
Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Messrs. Fontenot and LaBorde elected to participate in the Deferred Compensation Plan during 2022. All deferral elections for 2022 were made prior to the beginning of 2022 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
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

Potential Payments at Termination or Change in Control
The following tables, “Potential Payments at Termination or Change in Control,” detail the estimated value of payments and benefits provided to each named executive officer assuming the following separation events occurred as of December 31, 2022: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. The Company has selected these events based on long-standing provisions in employee benefit plans, such as the Pension Plan and 401(k) Plan, or because the use is common within the industry and Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the STIP, LTIP, and SERP.
At its October 2011 meeting, Cleco Corporation’s Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014 and July 2015, the Cleco Corporation’s Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2022, all of the named executive officers were covered by the Executive Severance Plan.
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

CLECO
CLECO POWER	2022 FORM 10-K
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
Subject to the conditions described above, upon a Change in Control, SERP benefits are: (i) fully vested;

CLECO
CLECO POWER	2022 FORM 10-K
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
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2022. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under the STIP and LTIP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the STIP, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to the Company to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to the Company to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Annual Report on Form 10-K are assumed to occur in the past, as of December 31, 2022.

Mr. Fontenot
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$721,000	$0	$3,009,405
Annual Cash Bonus	0	667,467	667,467	667,467	667,467	0	0
Long-Term Incentive	0	2,921,000	2,921,000	2,921,000	2,921,000	0	5,050,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	50,000	0	0
Present Value of Incremental SERP Payments(1)	0	201,869	3,705,198	0	0	(2,502,107)	2,017,684
SERP Supplemental Death Benefit	0	0	2,163,000	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	31,033	0	41,377
Total Incremental Value	$0	$3,790,336	$9,456,665	$3,588,467	$4,390,500	$(2,502,107)	$10,201,966
(1) As of December 31, 2022, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.

Ms. Guillory
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$390,000	$0	$1,141,184
Annual Cash Bonus	0	191,522	191,522	0	191,522	0	0
Long-Term Incentive	0	565,640	565,640	0	565,640	0	1,051,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	31,033	0	41,377
Total Incremental Value	$0	$757,162	$757,162	$0	$1,203,195	$0	$2,317,061
(1) As of December 31, 2022, Ms. Guillory was not eligible for retirement.

Mr. LaBorde
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$350,000	$0	$1,026,577
Annual Cash Bonus	0	131,311	131,311	0	131,311	0	0
Long-Term Incentive	0	510,100	510,100	0	510,100	0	882,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments(2)	0	638,730	1,500,205	0	0	(932,667)	939,794
SERP Supplemental Death Benefit	0	0	875,000	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	31,033	0	41,377
Total Incremental Value	$0	$1,280,141	$3,016,616	$0	$1,047,444	$(932,667)	$2,973,248
(1) As of December 31, 2022, Mr. LaBorde was not eligible for retirement.
(2) As of December 31, 2022, Mr. LaBorde was vested in SERP payments, which would be forfeited upon termination for cause.

CLECO
CLECO POWER	2022 FORM 10-K

Mr. Hilton
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$295,000	$0	$864,540
Annual Cash Bonus	0	92,242	92,242	0	92,242	0	0
Long-Term Incentive	0	502,350	502,350	0	502,350	0	853,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	31,033	0	41,377
Total Incremental Value	$0	$594,592	$594,592	$0	$945,625	$0	$1,842,417
(1) As of December 31, 2022, Mr. Hilton was not eligible for retirement.

Mr. Conway
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$385,000	$0	$955,771
Annual Cash Bonus	0	174,169	174,169	0	174,169	0	0
Long-Term Incentive	0	649,250	649,250	0	649,250	0	1,137,500
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	34,846	0	46,461
Total Incremental Value	$0	$823,419	$823,419	$0	$1,268,265	$0	$2,223,232
(1) As of December 31, 2022, Mr. Conway was not eligible for retirement.
BOARD OF MANAGERS COMPENSATION

2022 Board of Managers Compensation

NAME (1)	FEES EARNED OR PAID IN CASH ($)	TOTAL ($)
A	B	C
Rick Gallot	$160,000	$160,000
Randy Gilchrist	$160,000	$160,000
Peggy Scott	$250,000	$250,000
Melissa Stark	$3,750	$3,750
Bruce Wainer	$160,000	$160,000
(1)Messrs. Chapman, Fronimos, Hanrahan, Leslie, Perry, Rubin, Turner, and Solís-Hernández were appointed to the Boards by the Owner Group and do not receive additional compensation for their service on the Boards.

General
Column B, “Fees Earned or Paid in Cash” represents cash compensation earned and/or received in 2022.
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

Fees Earned or Paid in Cash
During 2022, each Board Manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, received an annual cash retainer of $160,000. Ms. Stark received an annual cash retainer of $3,750. During this period, the non-management Chair was compensated with an additional retainer of $90,000.
Board Managers are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2022.
Cleco reimburses Board Managers for travel and related expenses incurred for attending meetings of Cleco’s Boards and Board committees, including travel costs for spouses/companions. No expenses for spouses/companions were incurred during 2022.
Cleco also provides its Board Managers who are not employed by Cleco or appointed by the Owner Group with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained by Cleco Power. The total 2022 premium for all coverage (exempt employees, officers and Board Managers) under this plan was $6,128.

Interests of the Board of Managers
In 2022, no non-management member of Cleco’s Boards performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s Boards.

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

CLECO
CLECO POWER	2022 FORM 10-K
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
Christopher Leslie
Richard Gallot, Jr.
Steven Turner

Leadership Development and Compensation Committee Interlocks and Insider Participation
The members of the Leadership Development and Compensation Committee are set forth above. No members of the Leadership Development and Compensation Committee were officers or employees of the Company or any of its subsidiaries during 2022, were former Company officers, or had any relationship otherwise requiring disclosure.

CEO Pay Ratio
The aggregate compensation of the executive who served in the CEO role in 2022 (Mr. Fontenot) was $2,651,721. This amount differs from the aggregate amount reflected in the Summary Compensation Table included in this Annual Report on Form 10-K because of the inclusion of the value of the Company’s contribution to health and welfare benefits. The median employee’s annual total compensation for 2022 was $113,124, calculated including the same components of total pay as was used for Mr. Fontenot. As a result, Cleco estimates that the CEO’s 2022 annual total compensation was 23.4 times that of the median employee’s annual total compensation. The median employee was determined based on employees of the Company on December 31, 2022, using the consistently applied compensation measure of target total cash compensation (including base salary and target bonus). Target total cash compensation was annualized for those employees that were not employed for the full year of 2022.
The pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K. In addition, because the SEC rules for identifying the median employee allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

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
Cleco has no relationships to report under Item 407(a)(3).

CLECO
CLECO POWER	2022 FORM 10-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2022, and 2021, respectively, were as follows:

	2022	2021
Audit fees	$2,420,500	$2,258,964
Audit-related fees	208,500	206,250
Tax fees	593,017	394,920
Other fees	60,251	8,251
Total	$3,282,268	$2,868,385

Audit fees include professional fees rendered by PwC for financial statement audit and review services that are customary under generally accepted auditing standards or that are customary for the purpose of rendering an opinion or review report on the financial statements.
Audit-related fees consist of assurance and related services that are traditionally performed by PwC, such as audits of stand-alone financial statements or other assurance services not required by statute or regulation.
Tax fees consist of professional services rendered by PwC for tax compliance, tax planning and tax advice, and consulting services, including assistance and representation in connection with tax audits and appeals, tax advice related to employee benefit plans and requests for rulings or technical advice from taxing authorities.
Other fees primarily reflect costs for training services and accounting research software licenses.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has established a policy requiring its pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. The policy requires the general pre-approval of annual audit services and specific pre-approval of all other permitted services. In determining whether to pre-approve permitted services, the Audit Committee considers whether such services are consistent with SEC rules and regulations. Furthermore, requests for pre-approval for services that are eligible for general pre-approval must be detailed as to the services to be provided. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. During 2022 and 2021, all audit and non-audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2022, and 2021, professional services provided for Cleco Power that were directly billed to Cleco Holdings were allocated to Cleco Power though not billed directly to Cleco Power. The following is Cleco Power’s allocation of professional services provided by PwC:

	2022	2021
Audit fees	$1,961,400	$1,846,721
Audit-related fees	177,500	176,250
Tax fees	474,414	315,936
Other fees	8,671	6,601
Total	$2,621,985	$2,345,508

CLECO
CLECO POWER	2022 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	54
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	63
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020	56
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020	57
	Consolidated Balance Sheets at December 31, 2022, and 2021	58
	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	60
	Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021, and 2020	62
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020	65
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020	66
	Cleco Power Consolidated Balance Sheets at December 31, 2022, and 2021	67
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	69
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2022, 2021, and 2020	70
	Notes to the Financial Statements	71
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2022, 2021, and 2020	144
	Condensed Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020	145
	Condensed Balance Sheets at December 31, 2022, and 2021	146
	Condensed Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	147
	Notes to the Condensed Financial Statements	148
	Schedule II — Valuation and Qualifying Accounts
	Cleco - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021, and 2020	150
	Cleco Power - Valuation and Qualifying Accounts for the years ended December 2022, 2021, and 2020	150
	Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto
15(a)(3)	List of Exhibits	140

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

CLECO
CLECO POWER	2022 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	2(b)	Purchase and Sale Agreement dated as of February 6, 2018 by and between NRG Energy, Inc., a Delaware Corporation, as Seller, NRG South Central Generating LLC, a Delaware limited liability company, as the Company and Cleco Energy LLC, a Louisiana limited liability company, as Purchaser	1-15759	10-Q(3/18)	2.1
	2(c)	Letter Agreement, dated as of February 1, 2019 between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC) amending, supplementing and modifying the Purchase and Sale Agreement (the “Purchase Agreement”), dated as of February 6, 2018, by and between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC).	1-15759	8-K(2/8/19)	10.6
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(6)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(7)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(b)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(b)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(b)(4)	Third Supplemental Indenture dated May 24, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/24/16)	4.2
	4(c)(1)	Indenture, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.1
	4(c)(2)	Supplemental Indenture No.1, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.2
	4(d)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	1-05663	10-Q(9/99)	4(c)
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3 (No New Participants)	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Cleco Corporate Holdings LLC Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No.4 (Special CEO Benefit)	1-15759	8-K(12/21/17)	10.2
**	10(a)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporate Holdings LLC Executive Severance Plan, effective May 21, 2021	1-15759	10-Q(6/21)	10.3
**	10(b)(2)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-15759	8-K(3/28/17)	10.1
**	10(b)(3)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(4)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-15759	8-K(12/21/17)	10.1
**	10(c)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(c)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(c)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
**	10(c)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**	10(c)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(d)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(d)(2)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(d)(3)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(d)(4)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(12/21/17)	10.1
	10(d)(5)	Term Loan Agreement, dated as of February 1, 2019 among Cleco Corporate Holdings LLC, the Lenders from time to time party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.2
	10(d)(6)	Amendment No. 1, dated as of May 15, 2020, to the Term Loan Agreement, dated as of February 1, 2019, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent	1-15759	8-K(5/21/20)	10.1
	10(d)(7)	Credit Agreement, dated as of May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.1
	10(d)(8)	Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.2
	10(d)(9)	Credit Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.1

CLECO
CLECO POWER	2022 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(d)(10)	Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.2
	10(e)(1)	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.3
	10(e)(2)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle	1-15759	10-Q(3/17)	10.4
	10(e)(3)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle	1-15759	10-Q(3/17)	10.5
	10(f)	Form of Sixth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2022, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-15759	10-Q(3/22)	10.1
	10(g)	2017 Short-Term Incentive Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.6
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2022
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2022 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(b)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(a)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(a)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)	Agreement Under Regulation S-K Item 601(b)(4)(iii)(A)	333-71643-01	10-Q(9/99)	4(c)
	4(c)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(d)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(e)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
	4(f)(1)	Indenture, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(09/10/21)	4.1
	4(f)(2)	Supplemental Indenture No. 1, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(09/10/21)	4.2
	4(f)(3)	Form of Note (included in Supplemental Indenture No. 1, dated September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee)	1-05663	8-K(09/10/21)	4.3
	4(g)(1)	Indenture between Cleco Securitization I LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Storm Recovery Bonds and the Series Supplement), dated as of June 22, 2022	1-05663	8-K(6/22/22)	4.1
	4(g)(2)	Series Supplement between Cleco Securitization I LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee, dated as of June 22, 2022	1-05663	8-K(6/22/22)	4.2
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(b)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(b)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(b)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(b)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/17)	10.1
	10(b)(6)	Credit Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-05663	8-K(5/26/21)	10.1
	10(b)(7)	Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-05663	8-K(5/26/21)	10.2
	10(c)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
**	10(d)(1)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-05663	8-K(3/28/17)	10.1
**	10(d)(2)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-05663	8-K(12/21/17)	10.1
	10(e)	Form of Sixth Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2022, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-05663	10-Q(3/22)	10.1
	10(f)(1)	Storm Recovery Property Servicing Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Servicer, dated as of June 22, 2022	1-05663	8-K(6/22/22)	10.1
	10(f)(2)	Storm Recovery Property Sale Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Seller, dated as of June 22, 2022	1-05663	8-K(6/22/22)	10.2
	10(f)(3)	Administrative Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Administrator, dated as of June 22, 2022	1-05663	8-K(6/22/22)	10.3
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2022
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

CLECO
CLECO POWER	2022 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Operating expenses
Administrative and general	$1,088	$1,644	$1,497
Merger transaction costs	228	436	3,606
Other operating expense	246	247	239
Total operating expenses	1,562	2,327	5,342
Operating loss	(1,562)	(2,327)	(5,342)
Equity income from subsidiaries, net of tax	231,702	234,512	173,337
Interest, net	(62,267)	(60,461)	(64,362)
Other (expense) income, net	(724)	8,788	3,021
Income before income taxes	167,149	180,512	106,654
Federal and state income tax benefit	(21,662)	(14,454)	(15,646)
Net income	$188,811	$194,966	$122,300
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Net income	$188,811	$194,966	$122,300
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax expense of $8,728, tax expense of $394, and tax benefit of $2,922, respectively)	23,688	2,167	(8,283)
Total other comprehensive income (loss), net of tax	23,688	2,167	(8,283)
Comprehensive income, net of tax	$212,499	$197,133	$114,017
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,556	$10,408
Accounts receivable - affiliate	31,242	94,704
Other accounts receivable	1,781	419
Taxes receivable, net	13,242	4,001
Cash surrender value of trust-owned life insurance policies	43,388	82,316
Other current assets	65	59
Total current assets	92,274	191,907
Equity investment in subsidiaries	4,292,018	4,304,496
Accumulated deferred federal and state income taxes, net	145,513	148,371
Other deferred charges	788	1,010
Total assets	$4,530,593	$4,645,784

Liabilities and member's equity
Liabilities
Current liabilities
Long-term debt due within one year	$230,523	$67,700
Accounts payable	1,900	570
Short-term debt	64,000	—
Accounts payable - affiliate	17,496	120,691
Taxes payable, net	33	14
Interest accrued	10,264	10,123
Deferred compensation	12,162	14,420
Other current liabilities	749	748
Total current liabilities	337,127	214,266
Postretirement benefit obligations	2,774	3,941
Other deferred credits	313	1,313
Long-term debt, net	1,243,312	1,472,108
Total liabilities	1,583,526	1,691,628
Commitments and contingencies (Note 5)
Member's equity	2,947,067	2,954,156
Total liabilities and member's equity	$4,530,593	$4,645,784
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Operating activities
Net cash provided by operating activities	$180,270	$56,054	$73,452
Investing activities
Return on investment in trust-owned life insurance policies	35,175	—	—
Net cash provided by investing activities	35,175	—	—
Financing activities
Draws on credit facility	64,000	—	88,000
Payments on credit facility	—	—	(88,000)
Repayment of long-term debt	(67,700)	(66,000)	(64,000)
Payment of financing costs	(9)	(1,268)	(2,838)
Distributions to member	(219,588)	—	—
Net cash used in financing activities	(223,297)	(67,268)	(66,838)
Net (decrease) increase in cash and cash equivalents	(7,852)	(11,214)	6,614
Cash and cash equivalents at beginning of period	10,408	21,622	15,008
Cash and cash equivalents at end of period	$2,556	$10,408	$21,622

Supplementary cash flow information
Interest paid, net of amount capitalized	$59,848	$57,688	$62,745
Income taxes refunded, net	$—	$—	$(2,942)
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2022 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2022, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.37 billion and exceeded 25% of its total consolidated net assets.
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

Note 2 — Debt
At December 31, 2022, Cleco Holdings had $64.0 million of outstanding borrowings under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 5.977%. At December 31, 2021, Cleco Holdings had no short-term debt outstanding.
At December 31, 2022, Cleco Holding’s long-term debt outstanding was $1.47 billion, of which $230.5 million was due within one year. The amount due within one year represents $165.0 million of Cleco Holdings’ senior notes due in May 2023 and $65.6 million principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
Cleco Holdings’ $175.0 million revolving credit agreement matures on May 21, 2026. Under this agreement, Cleco Holdings is required to maintain total indebtedness less than or equal to 65.0% of total capitalization. At December 31, 2022, the borrowing costs for amounts drawn under this agreement were equal to LIBOR plus 1.625% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively.
Upon approval of the Cleco Cajun Transaction, commitments were made to the LPSC by Cleco Holdings, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2022, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

The principal amounts payable under long-term debt agreements for each year through 2027 and thereafter are as follows:

AMOUNTS PAYABLE UNDER LONG-TERM DEBT ARRANGEMENTS	(THOUSANDS)
For the year ending Dec. 31,
2023	$165,000
2024	$132,300
2025	$—
2026	$535,000
2027	$—
Thereafter	$650,000

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
The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2022, 2021, and 2020:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Cleco Power	$105,500	$—	$—
Cleco Cajun	137,000	111,000	134,000
Total	$242,500	$111,000	$134,000

During the years ended December 31, 2022, 2021, and 2020, Cleco Holdings made no contributions to affiliates.
During the years ended December 31, 2022, 2021, and 2020, Cleco Holdings received no equity contributions from Cleco Group.
During the year ended December 31, 2022, Cleco Holdings made $219.6 million of distribution payments to Cleco Group. During the years ended December 31, 2021, and 2020, Cleco Holdings made no distribution payments to Cleco Group.

Note 4 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax expense (benefit) for the following line items:

CLECO
CLECO POWER	2022 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	2020
Federal and state income tax benefit	$(21,662)	$(14,454)	$(15,646)
Equity income from subsidiaries - federal and state income tax expense	$22,579	$27,565	$51,364

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

CLECO
CLECO POWER	2022 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Credit Losses
Year Ended Dec. 31, 2022	$1,302	$4,645	$4,800	$1,147
Year Ended Dec. 31, 2021	$2,758	$5,463	$6,919	$1,302
Year Ended Dec. 31, 2020	$3,005	$6,176	$6,423	$2,758
(1) Deducted in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Credit Losses
Year Ended Dec. 31, 2022	$1,302	$4,645	$4,800	$1,147
Year Ended Dec. 31, 2021	$2,758	$5,463	$6,919	$1,302
Year Ended Dec. 31, 2020	$3,005	$6,176	$6,423	$2,758
(1) Deducted in the consolidated balance sheet

CLECO
CLECO POWER	2022 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: March 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	President & Chief Executive Officer	March 8, 2023
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 8, 2023
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 8, 2023
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Gerald C. Hanrahan, Jr.
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Domingo Solís-Hernández
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 8, 2023
(William G. Fontenot, as Attorney-in-Fact)

CLECO
CLECO POWER	2022 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(Chief Executive Officer)

Date: March 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	Chief Executive Officer	March 8, 2023
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 8, 2023
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 8, 2023
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Gerald C. Hanrahan, Jr.
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Domingo Solís-Hernández
Melissa Stark
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 8, 2023
(William G. Fontenot, as Attorney-in-Fact)