Form 10-Q
period 2023-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2023-05-12
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
Or
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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or LIBOR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Power Station	A facility consisting of Acadia Unit 1 and Acadia Unit 2 located in Eunice, Louisiana
Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Big Cajun II	Cleco Cajun’s generating facility located in New Roads, Louisiana consisting of Unit 1, Unit 2, and Unit 3. Cleco Cajun has a 58% ownership interest in the capacity of Unit 3.
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC and its subsidiaries
Cleco Cajun Sale Group	Cleco Cajun’s business for which Cleco Holdings’ management and Board of Managers have committed to a plan to divest through a sale to one or more parties, subject to Board of Managers approval
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Asset Management, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cleco Securitization I	Cleco Securitization I LLC, a special-purpose, wholly owned subsidiary of Cleco Power
Como 1	Como 1, L.P., currently known as Cleco Partners
Cottonwood Energy
Cottonwood Energy Company LP, a wholly owned subsidiary of Cleco Cajun. Prior to the closing of the Cleco Cajun Transaction on February 4, 2019, Cottonwood Energy was an indirect subsidiary of South Central Generating.

Cottonwood Plant	Cleco Cajun’s 1,263-MW, natural gas-fired, combined cycle generating station located in Deweyville, Texas
Cottonwood Sale Leaseback
A lease agreement executed and delivered between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it until no later than May 2025.

Coughlin	Cleco Power’s 775-MW, natural gas-fired, combined cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW lignite-fired, steam generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station. The Dolet Hills Power Station was retired on December 31, 2021.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social, and Governance
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC, a wholly owned subsidiary of Cleco Cajun
Storm Recovery Property	Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW natural gas-fired, steam generating unit at Cleco Power’s plant site in Baldwin, Louisiana

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•the uncertainty in the timing and ultimate outcome of the divestiture of the Cleco Cajun Sale Group,
•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on GHG emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to conflicts and hostilities, including the current armed conflict in Ukraine,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•the ability of Cleco’s customers to pay their utility bills on time due to costs related to volatile fuel prices, severe weather recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•Cleco’s ability to recontract existing power purchase agreements or secure future power purchase agreements with wholesale customers,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•adverse developments affecting financial institutions, including bank failures,
•changes to federal income tax laws, regulations, and interpretive guidance, including the IRA of 2022,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, or increased distributed generation,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel,

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal and regulatory proceedings and other contingencies,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance costs, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations, and
•workforce factors, including aging workforce, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees.
For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in this report and Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$293,928	$293,677
Other operations	27,304	19,086
Gross operating revenue	321,232	312,763
Electric customer credits	(651)	(136)
Operating revenue, net	320,581	312,627
Operating expenses
Fuel used for electric generation	118,611	100,582
Purchased power	40,438	50,410
Other operations and maintenance	57,518	52,163
Depreciation and amortization	52,789	47,198
Taxes other than income taxes	16,787	13,371
Total operating expenses	286,143	263,724
Operating income	34,438	48,903
Interest income	1,267	743
Allowance for equity funds used during construction	1,231	931
Other income (expense), net	536	(277)
Interest charges
Interest charges, net	40,005	33,025
Allowance for borrowed funds used during construction	(517)	(384)
Total interest charges	39,488	32,641
(Loss) income from continuing operations before income taxes	(2,016)	17,659
Federal and state income tax benefit	(165)	(7,533)
(Loss) income from continuing operations, net of income taxes	(1,851)	25,192
(Loss) income from discontinued operations, net of income taxes	(102,171)	130,552
Net (loss) income	$(104,022)	$155,744
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Net (loss) income	$(104,022)	$155,744
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $156 in 2023 and tax expense of $5 in 2022)	(422)	14
Total other comprehensive (loss) income, net of tax	(422)	14
Comprehensive (loss) income, net of tax	$(104,444)	$155,758
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Assets
Current assets
Cash and cash equivalents	$88,808	$48,041
Restricted cash and cash equivalents	15,579	23,549
Customer accounts receivable (less allowance for credit losses of $1,127 in 2023 and $1,147 in 2022)	39,578	72,646
Accounts receivable - affiliate	14,643	14,613
Other accounts receivable	33,007	35,406
Unbilled revenue	40,633	46,040
Fuel inventory, at average cost	91,695	57,078
Materials and supplies, at average cost	129,237	116,943
Energy risk management assets	1,060	2,570
Accumulated deferred fuel	5,910	57,881
Cash surrender value of company-/trust-owned life insurance policies	53,941	52,859
Prepayments	12,318	16,623
Regulatory assets	46,600	47,173
Assets held for sale - discontinued operations	164,046	191,609
Other current assets	1,652	838
Total current assets	738,707	783,869
Property, plant, and equipment
Property, plant, and equipment	4,638,039	4,601,977
Accumulated depreciation	(798,308)	(752,184)
Net property, plant, and equipment	3,839,731	3,849,793
Construction work in progress	137,193	114,310
Total property, plant, and equipment, net	3,976,924	3,964,103
Equity investment in investee	2,072	2,072
Goodwill	1,490,797	1,490,797
Prepayments	1,472	1,512
Operating lease right of use assets	22,113	22,636
Restricted cash and cash equivalents	110,504	109,415
Note receivable	12,687	12,908
Regulatory assets - deferred taxes, net	20,467	8,803
Regulatory assets	607,852	611,917
Intangible asset - securitization	408,882	413,123
Intangible assets - other	17,667	20,086
Assets held for sale - discontinued operations	635,584	787,925
Other deferred charges	26,351	24,584
Total assets	$8,072,079	$8,253,750
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$87,000	$109,000
Long-term debt and finance leases due within one year	180,606	340,867
Accounts payable	105,566	131,627
Accounts payable - affiliate	13,092	13,092
Customer deposits	57,623	57,851
Provision for rate refund	3,280	3,074
Taxes payable	38,115	16,905
Interest accrued	41,389	25,540
Energy risk management liabilities	9,499	4,864
Regulatory liabilities - deferred taxes, net	42,143	42,890
Deferred compensation	12,572	12,162
Storm reserves	9,523	9,409
Liabilities held for sale - discontinued operations	56,420	76,102
Other current liabilities	31,229	29,314
Total current liabilities	688,057	872,697
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	784,347	820,300
Postretirement benefit obligations	200,699	200,665
Storm reserves	110,417	109,353
Asset retirement obligations	12,188	15,429
Operating lease liabilities	19,254	19,790
Liabilities held for sale - discontinued operations	75,203	94,467
Other deferred credits	44,416	34,888
Total long-term liabilities and deferred credits	1,246,524	1,294,892
Long-term debt and finance leases, net	3,294,875	3,139,094
Total liabilities	5,229,456	5,306,683
Commitments and contingencies (Note 14)
Member’s equity	2,842,623	2,947,067
Total liabilities and member’s equity	$8,072,079	$8,253,750
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023		2022
Operating activities
Net (loss) income	$(104,022)		$155,744
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75,265		77,075
Provision for credit losses	1,240		391
Unearned compensation expense	1,631		1,357
Allowance for equity funds used during construction	(1,231)		(931)
Loss (gain) on risk management assets and liabilities, net	63,300		(104,919)
Loss on classification as held for sale	96,000		—
Deferred lease revenue	(2,301)		(2,301)
Deferred income taxes	(48,775)		24,766
Cash surrender value of company-/trust-owned life insurance	(608)		(2,460)
Changes in assets and liabilities
Accounts receivable	45,141		(10,398)
Unbilled revenue	5,407		2,971
Fuel inventory and materials and supplies	(69,708)		(16,794)
Prepayments	437		2,200
Accounts payable	(38,070)		(32,448)
Accounts payable - affiliate	—		(40,002)
Customer deposits	565		2,726
Regulatory assets and liabilities, net	2,115		4,155
Asset retirement obligation	(3,522)		280
Deferred fuel recoveries	56,887		9,542
Other deferred accounts	1,434		405
Taxes accrued	21,501		(16,032)
Interest accrued	15,849		24,351
Energy risk management collateral	(6,500)		26,300
Other operating	406		(6,863)
Net cash provided by operating activities	112,441		99,115
Investing activities
Additions to property, plant, and equipment	(60,099)		(40,199)
Other investing	496		491
Net cash used in investing activities	(59,603)		(39,708)
Financing activities
Draws on revolving credit facilities	41,000		—
Payments on revolving credit facilities	(63,000)		—
Repayment of long-term debt	(3,204)		—
Distributions to member	—		(10,000)
Other financing	(241)		(195)
Net cash used in financing activities	(25,445)		(10,195)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	27,393		49,212
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	191,572	(1)	150,982
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$218,965	(2)	$200,194

Supplementary cash flow information
Interest paid, net of amount capitalized	$24,358		$6,987
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$5,839		$13,326

(1) Includes cash and cash equivalents of $48,041, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $109,415. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $10,567.
(2) Includes cash and cash equivalents of $88,808, current restricted cash and cash equivalents of $15,579, and non-current restricted cash and cash equivalents of $110,504. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,074.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
Distributions to member	—	(10,000)	—	(10,000)
Net income	—	155,744	—	155,744
Other comprehensive income, net of tax	—	—	14	14
Balances, Mar. 31, 2022	$2,454,276	$669,253	$(23,615)	$3,099,914

Balances, Dec. 31, 2022	$2,454,276	$492,732	$59	$2,947,067
Net loss	—	(104,022)	—	(104,022)
Other comprehensive loss, net of tax	—	—	(422)	(422)
Balances, Mar. 31, 2023	$2,454,276	$388,710	$(363)	$2,842,623
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$296,348	$296,097
Other operations	27,303	19,084
Affiliate revenue	1,688	1,459
Gross operating revenue	325,339	316,640
Electric customer credits	(651)	(136)
Operating revenue, net	324,688	316,504
Operating expenses
Fuel used for electric generation	118,611	100,582
Purchased power	40,438	50,410
Other operations and maintenance	53,988	48,729
Depreciation and amortization	50,733	45,239
Taxes other than income taxes	15,995	12,631
Total operating expenses	279,765	257,591
Operating income	44,923	58,913
Interest income	1,185	740
Allowance for equity funds used during construction	1,231	931
Other income (expense), net	1,306	(2,035)
Interest charges
Interest charges, net	24,855	19,185
Allowance for borrowed funds used during construction	(517)	(384)
Total interest charges	24,338	18,801
Income before income taxes	24,307	39,748
Federal and state income tax expense	1,490	724
Net income	$22,817	$39,024
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2021
Net income	$22,817	$39,024
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $36 in 2023 and $113 in 2022)	96	306
Amortization of interest rate derivatives to earnings (net of tax expense of $23 in 2023 and 2022)	63	63
Total other comprehensive income, net of tax	159	369
Comprehensive income, net of tax	$22,976	$39,393
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Assets
Utility plant and equipment
Property, plant, and equipment	$5,772,553	$5,736,526
Accumulated depreciation	(2,126,082)	(2,082,153)
Net property, plant, and equipment	3,646,471	3,654,373
Construction work in progress	136,127	113,470
Total utility plant and equipment, net	3,782,598	3,767,843
Current assets
Cash and cash equivalents	52,652	14,703
Restricted cash and cash equivalents	15,579	23,549
Customer accounts receivable (less allowance for credit losses of $1,127 in 2023 and $1,147 in 2022)	39,578	72,646
Accounts receivable - affiliate	2,433	3,771
Other accounts receivable	31,517	33,444
Unbilled revenue	40,633	46,040
Fuel inventory, at average cost	91,695	57,078
Materials and supplies, at average cost	129,237	116,943
Energy risk management assets	1,060	2,570
Accumulated deferred fuel	5,910	57,881
Cash surrender value of company-owned life insurance policies	10,182	9,471
Prepayments	8,664	11,765
Regulatory assets	38,864	39,438
Other current assets	856	838
Total current assets	468,860	490,137
Equity investment in investee	2,072	2,072
Prepayments	1,457	1,493
Operating lease right of use assets	22,108	22,628
Restricted cash and cash equivalents	110,481	109,392
Note receivable	12,687	12,908
Regulatory assets - deferred taxes, net	20,467	8,803
Regulatory assets	490,430	491,978
Intangible asset - securitization	408,882	413,123
Other deferred charges	25,605	23,796
Total assets	$5,345,647	$5,344,173
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Liabilities and member’s equity
Member’s equity	$2,045,888	$2,022,912
Long-term debt and finance leases, net	1,778,878	1,786,447
Total capitalization	3,824,766	3,809,359
Current liabilities
Short-term debt	—	45,000
Long-term debt and finance leases due within one year	115,006	110,344
Accounts payable	99,036	119,435
Accounts payable - affiliate	11,252	12,448
Customer deposits	57,623	57,851
Provision for rate refund	3,280	3,074
Taxes payable	34,981	15,277
Interest accrued	22,833	15,276
Energy risk management liabilities	9,499	4,864
Regulatory liabilities - deferred taxes, net	42,143	42,890
Storm reserves	9,523	9,409
Other current liabilities	19,577	18,360
Total current liabilities	424,753	454,228
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	775,783	770,127
Postretirement benefit obligations	137,891	137,754
Storm reserves	110,417	109,353
Asset retirement obligations	12,062	15,301
Operating lease liabilities	19,254	19,790
Other deferred credits	40,721	28,261
Total long-term liabilities and deferred credits	1,096,128	1,080,586
Total liabilities and member’s equity	$5,345,647	$5,344,173
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023		2022
Operating activities
Net income	$22,817		$39,024
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	52,194		46,726
Provision for credit losses	1,240		391
Allowance for equity funds used during construction	(1,231)		(931)
Deferred income taxes	(7,380)		651
Changes in assets and liabilities
Accounts receivable	33,064		(1,883)
Accounts receivable - affiliate	1,813		12,672
Unbilled revenue	5,407		2,971
Fuel inventory and materials and supplies	(46,325)		(13,153)
Prepayments	2,930		3,763
Accounts payable	(14,768)		(24,600)
Accounts payable - affiliate	(1,291)		(49,657)
Customer deposits	565		2,726
Regulatory assets and liabilities, net	1,618		3,658
Asset retirement obligation	(3,505)		146
Deferred fuel recoveries	56,887		9,542
Other deferred accounts	5,613		4,752
Taxes accrued	19,249		12,649
Interest accrued	7,557		16,183
Other operating	688		(4,837)
Net cash provided by operating activities	137,142		60,793
Investing activities
Additions to property, plant, and equipment	(58,066)		(38,492)
Other investing	413		469
Net cash used in investing activities	(57,653)		(38,023)
Financing activities
Payments on revolving credit facility	(45,000)		—
Repayment of long-term debt	(3,204)		—
Other financing	(217)		(195)
Net cash used in financing activities	(48,421)		(195)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	31,068		22,575
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	147,644	(1)	87,341
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$178,712	(2)	$109,916

Supplementary cash flow information
Interest paid, net of amount capitalized	$16,005		$1,039
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$5,459		$13,286
(1) Includes cash and cash equivalents of $14,703, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $109,392.
(2) Includes cash and cash equivalents of $52,652, current restricted cash and cash equivalents of $15,579, and non-current restricted cash and cash equivalents of $110,481.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
Net income	39,024	—	39,024
Other comprehensive income, net of tax	—	369	369
Balances, Mar. 31, 2022	$2,005,744	$(17,814)	$1,987,930

Balances, Dec. 31, 2022	$2,031,277	$(8,365)	$2,022,912
Net income	22,817	—	22,817
Other comprehensive income, net of tax	—	159	159
Balances, Mar. 31, 2023	$2,054,094	$(8,206)	$2,045,888
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 7	Derivative Instruments	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Segment Disclosures	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Discontinued Operations
In 2022, Cleco Holdings engaged in a strategic review process related to its investment in Cleco Cajun. In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group, with a sale probable and subject to customary regulatory and Board of Managers approvals. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the Cleco Cajun Sale Group is presented as discontinued operations. The financial information for historical periods provided in this report has been recast to present the results of operations and financial position of the Cleco Cajun Sale Group as discontinued operations. Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations, assets held for sale, and liabilities held for sale for all periods presented. For more information, see Note 3 — “Discontinued Operations.”

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Following the formation of Cleco Securitization I and the closing of the storm recovery securitization financing on June 22, 2022, Cleco Power became the primary beneficiary of Cleco Securitization I, and as a result, the financial statements of Cleco Securitization I are consolidated with the financial statements of Cleco Power. For additional information about
Cleco Securitization I, see Note 13 — “Variable Interest Entities.”

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements and adjusted for discontinued operations. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
estimates. For information on recent authoritative guidance and its effect on financial results, see Note 2 — “Recent Authoritative Guidance.” For information on discontinued operations, see Note 3 — “Discontinued Operations.”

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Current
Cleco Power’s storm restoration costs - Hurricane Ida	$9,523	$9,409
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	6,056	14,140
Total current	15,579	23,549
Non-current
Diversified Lands’ mitigation escrow	23	23
Cleco Power’s future storm restoration costs	104,352	103,306
Cleco Power’s storm restoration costs - Hurricane Ida	6,129	6,086
Total non-current	110,504	109,415
Total restricted cash and cash equivalents	$126,083	$132,964

Cleco Power
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Current
Storm restoration costs - Hurricane Ida	$9,523	$9,409
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs	6,056	14,140
Total current	15,579	23,549
Non-current
Future storm restoration costs	104,352	103,306
Storm restoration costs - Hurricane Ida	6,129	6,086
Total non-current	110,481	109,392
Total restricted cash and cash equivalents	$126,060	$132,941

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
As a result of the market price volatility of natural gas experienced throughout 2022 and during the first quarter of 2023, Cleco has experienced significant increases to the pass-through fuel component of retail customer energy bills. Due to these increased customer fuel costs, along with the impacts of a 40-year high inflation rate, Cleco has experienced increases in credit loss reserves. These factors have not been and are not expected to be material to Cleco’s results of operations, financial condition, or cash flows.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2022	$1,147	$1,638	$2,785
Current period provision	1,240	—	1,240
Charge-offs	(1,637)	—	(1,637)
Recovery	377	—	377
Balances, Mar. 31, 2023	$1,127	$1,638	$2,765
* Loan held at Diversified Lands that was fully reserved at December 31, 2020.

(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, Dec. 31, 2021	$1,302	$1,638	$2,940
Current period provision	391	—	391
Charge-offs	(1,089)	—	(1,089)
Recovery	398	—	398
Balances, Mar. 31, 2022	$1,002	$1,638	$2,640
* Loan held at Diversified Lands that was fully reserved at December 31, 2020.

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balance, Dec. 31, 2022	$1,147
Current period provision	1,240
Charge-offs	(1,637)
Recovery	377
Balance, Mar. 31, 2023	$1,127

(THOUSANDS)	ACCOUNTS RECEIVABLE
Balance, Dec. 31, 2021	$1,302
Current period provision	391
Charge-offs	(1,089)
Recovery	398
Balance, Mar. 31, 2022	$1,002

Note 2 — Recent Authoritative Guidance
In March 2023, FASB issued guidance that applies to leases between entities under common control. The guidance provides a practical expedient for determining whether an arrangement between entities under common control is a lease as well as the classification of the lease. In addition, the leasehold improvements amortization period is determined by the useful life to the common group not the term of the lease. The new guidance is effective for fiscal years beginning after December 15, 2023. Cleco has arrangements between entities under common control and management is evaluating the impacts of this guidance on the results of operations, financial condition, and cash flows of the Registrants.

Note 3 — Discontinued Operations
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group, with a sale

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
probable and subject to customary regulatory and Board of Managers approvals. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group are presented as discontinued operations, and the financial information for historical periods provided in this report has been recast to reflect this presentation. Certain expenses incurred by the Cleco Cajun Sale Group as a result of common services provided by Support Group are reflected in Cleco’s results of continuing operations due to the expected ongoing nature of those expenses. In addition, revenue recognized by Cleco Power from transmission services provided to the Cleco Cajun Sale Group is no longer eliminated upon consolidation of Cleco's financial statements and is reflected in Cleco’s results of continuing operations due to the expected ongoing nature of these services.
In February 2019 in connection with the approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. Proceeds from the divestiture of the Cleco Cajun Sale Group must be used to satisfy the LPSC commitment. At March 31, 2023, $132.3 million of that debt remains outstanding. Interest expense on that debt is included in discontinued operations.
As a result of Cleco’s determination that the held for sale criteria for the Cleco Cajun Sale Group were met at March 31, 2023, Cleco determined that the estimated fair value less the estimated cost to sell the Cleco Cajun Sale Group was less than the carrying value of the Cleco Cajun Sale Group. This resulted in an impairment charge of $96.0 million that reduced the carrying value of the Cleco Cajun Sale Group to its estimated fair value less estimated cost to sell. The impairment is recognized in Loss from discontinued operations, net of income taxes on Cleco's Condensed Consolidated Statement of Income. The estimated fair value was based on a weighted average of potential sale scenarios that were determined through the income and market approaches. The fair value estimates involved a number of judgments and assumptions including the future performance of the Cleco Cajun Sale Group through the expected divestiture date, the expected sale proceeds and the timing of such proceeds, replacement interconnection value, and the weighted average cost of capital or discount rate. The fair value measurement of the Cleco Cajun Sale Group is classified as Level 3 in the fair value hierarchy.
The following table presents the amounts that have been reclassified from continuing operations and included in discontinued operations within Cleco’s Condensed Consolidated Statements of Income for the three months ended March 31, 2023, and 2022:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Operating revenue, net
Electric operations	$108,761	$103,633
Other operations	34,714	35,611
Operating revenue, net	143,475	139,244
Operating expenses
Fuel used for electric generation	87,599	(103,087)
Purchased power	60,625	68,108
Other operations and maintenance	23,370	19,056
Depreciation and amortization	14,513	21,890
Total operating expenses	186,107	5,967
Operating (loss) income	(42,632)	133,277
Other income, net	134	87
Interest, net	(1,786)	(865)
Loss on classification as held for sale	(96,000)	—
(Loss) income from discontinued operations before income taxes	(140,284)	132,499
Federal and state income tax (benefit) expense	(38,113)	1,947
(Loss) income from discontinued operations, net of income taxes	$(102,171)	$130,552

The following table presents the assets and liabilities of the Cleco Cajun Sale Group that have been reclassified as held for sale within Cleco’s Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022:

(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Cash, cash equivalents, and restricted cash equivalents	$4,074	$10,567
Accounts receivable	49,309	60,750
Fuel inventory, at average cost	56,157	33,153
Materials and supplies, at average cost	34,574	34,195
Energy risk management assets	46,970	106,164
Property, plant, and equipment, net	624,598	650,936
Prepayments	26,431	23,601
Intangible assets - other	32,569	36,548
Other assets	20,948	23,620
Loss recognized on classification as held for sale	(96,000)	—
Total assets held for sale - discontinued operations	$799,630	$979,534
Accounts payable	$43,318	$60,586
Deferred lease revenue	19,945	22,246
Intangible liabilities	12,695	13,956
Asset retirement obligations	44,661	63,725
Other liabilities	11,004	10,056
Total liabilities held for sale - discontinued operations	$131,623	$170,569

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the three months ended March 31, 2023, and 2022:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Net cash (used in) provided by operating activities - discontinued operations	$(4,804)	$27,771
Net cash used in investing activities - discontinued operations	$(1,689)	$(1,471)

Note 4 — Revenue Recognition

Revenue from Contracts with Customers
On September 1, 2022, Cleco Power began billing and collecting a storm recovery surcharge from its retail customers.
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

Disaggregated Revenue
Operating revenue, net for the three months ended March 31, 2023, and 2022 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$107,196		$—		$—	$107,196
Commercial (1)	77,657		—		—	77,657
Industrial (1)	49,410		—		—	49,410
Other retail (1)	4,574		—		—	4,574
Electric customer credits	(651)		—		—	(651)
Total retail revenue	238,186		—		—	238,186
Wholesale, net	56,683	(1)	(2,420)	(2)	—	54,263
Transmission	12,530		—		—	12,530
Other	5,549		—		—	5,549
Affiliate (3)	1,688		27,514		(29,202)	—
Total revenue from contracts with customers	314,636		25,094		(29,202)	310,528
Revenue unrelated to contracts with customers
Securitization	9,226		—		—	9,226
Other	826	(4)	1		—	827
Total revenue unrelated to contracts with customers	10,052		1		—	10,053
Operating revenue, net	$324,688		$25,095		$(29,202)	$320,581
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31, 2022
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$112,423		$—		$—	$112,423
Commercial (1)	76,534		—		—	76,534
Industrial (1)	46,274		—		—	46,274
Other retail (1)	4,129		—		—	4,129
Electric customer credits	(136)		—		—	(136)
Total retail revenue	239,224		—		—	239,224
Wholesale, net	55,364	(1)	(2,420)	(2)	—	52,944
Transmission	13,892		—		—	13,892
Other	5,193		—		—	5,193
Affiliate (3)	1,459		27,393		(28,852)	—
Total revenue from contracts with customers	315,132		24,973		(28,852)	311,253
Revenue unrelated to contracts with customers
Other	1,372	(4)	1		1	1,374
Total revenue unrelated to contracts with customers	1,372		1		1	1,374
Operating revenue, net	$316,504		$24,974		$(28,851)	$312,627
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

Cleco and Cleco Power have unsatisfied performance obligations under contracts with electric cooperatives, retail customers, and municipalities with durations ranging between 2 and 12 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At March 31, 2023, Cleco and Cleco Power had $297.3 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Regulatory assets
Acadia Unit 1 acquisition costs	$1,781	$1,807	16.75
Accumulated deferred fuel (1)	5,910	57,881	Various
Affordability study	11,371	11,715	8.25
AFUDC equity gross-up	62,703	63,477	Various	(2)
AMI deferred revenue requirement	1,363	1,499	3
AROs (8)	17,847	17,218
Bayou Vista to Segura transmission project deferred revenue requirement	1,255	2,510	0.25
Coughlin transaction costs	807	815	26.25
COVID-19 executive order (8)	2,953	2,953
Deferred lignite and mine closure costs (8)	133,973	133,587
Deferred storm restoration costs - Hurricane Delta (6)	109	109
Deferred storm restoration costs - Hurricane Ida (7)	9,523	9,409
Deferred storm restoration costs - Hurricane Laura (6)	457	457
Deferred storm restoration costs - Hurricane Zeta (6)	9	9
Deferred taxes, net	20,467	8,803	Various
Dolet Hills Power Station closure costs (8)	147,137	147,082
Energy efficiency	—	235
Financing costs (1)	6,364	6,456	Various	(3)
Interest costs	3,148	3,210	Various	(2)
Madison Unit 3 property taxes	13,121	13,038	Various	(9)
Non-service cost of postretirement benefits	14,954	14,810	Various	(2)
Other	13,921	14,114	Various
Postretirement costs	47,317	47,317	Various	(4)
Production operations and maintenance expenses	9,731	10,443	Various	(5)
Rodemacher Unit 2 deferred costs (8)	14,101	12,645
St. Mary Clean Energy Center	3,915	4,350	2.25
Training costs	5,735	5,774	36.75
Tree trimming costs	5,699	6,377	2
Total regulatory assets	555,671	598,100
Regulatory liabilities
Deferred taxes, net	(42,143)	(42,890)	Various
Storm reserves	(119,940)	(118,762)
Total regulatory liabilities	(162,083)	(161,652)
Total regulatory assets, net	$393,588	$436,448
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at March 31, 2023, and December 31, 2022. All other assets are earning a return on investment.
(2) Amortized over the estimated lives of the respective assets.
(3) Amortized over the terms of the related debt issuances.
(4) Amortized over the average service life of the remaining plan participants.
(5) Deferral is recovered over the following three-year regulatory period.
(6) From June 1, 2021, through August 31, 2022, these were being recovered through the interim storm recovery rate. The storm recovery surcharge became effective on September 1, 2022.
(7) Currently not in a recovery period. The balance remaining represents amounts under a prudency review by the LPSC.
(8) Currently not in a recovery period.
(9) Beginning July 1, 2021, property taxes paid for the year ended December 31, are being amortized over the subsequent 12 months beginning July 1.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Total Cleco Power regulatory assets, net	$393,588	$436,448
2016 Merger adjustments *
Fair value of long-term debt	102,897	104,748
Postretirement costs	10,939	11,436
Financing costs	6,818	6,904
Debt issuance costs	4,504	4,587
Total Cleco regulatory assets, net	$518,746	$564,123
* Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Note 6 — Fair Value Accounting Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. Cleco makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risks such as the risks inherent in valuation techniques and risks associated with inputs to those valuation techniques. Credit risk of Cleco and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which were immaterial at March 31, 2023, and December 31, 2022. Cleco’s valuation techniques maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets. For information on the impairment related to discontinued operations, see Note 3 — “Discontinued Operations.”

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2023, and December 31, 2022, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Money market funds	$208,771	$208,771	$—	$—	$172,741	$172,741	$—	$—
FTRs	837	—	—	837	2,570	—	—	2,570
Natural gas derivatives	223	—	223	—	—	—	—	—
Total assets	$209,831	$208,771	$223	$837	$175,311	$172,741	$—	$2,570
Liability description
FTRs	$204	$—	$—	$204	$294	$—	$—	$294
Natural gas derivatives	9,295	—	9,295	—	4,570	—	4,570	—
Total liabilities	$9,499	$—	$9,295	$204	$4,864	$—	$4,570	$294

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Money market funds	$172,982	$172,982	$—	$—	$139,752	$139,752	$—	$—
FTRs	837	—	—	837	2,570	—	—	2,570
Natural gas derivatives	223	—	223	—	—	—	—	—
Total assets	$174,042	$172,982	$223	$837	$142,322	$139,752	$—	$2,570
Liability description
FTRs	$204	$—	$—	$204	$294	$—	$—	$294
Natural gas derivatives	9,295	—	9,295	—	4,570	—	4,570	—
Total liabilities	$9,499	$—	$9,295	$204	$4,864	$—	$4,570	$294

Cleco has consistently applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the three months ended March 31, 2023, and the year ended December 31, 2022, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Money Market Funds
Cleco and Cleco Power have investments in money market funds that have a maturity of three months or less when purchased.
The following tables present the money market funds as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2023, and December 31, 2022:

Cleco
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Cash and cash equivalents	$82,690	$39,779
Current restricted cash and cash equivalents	$15,578	$23,548
Non-current restricted cash and cash equivalents	$110,503	$109,414

Cleco Power
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Cash and cash equivalents	$46,923	$6,813
Current restricted cash and cash equivalents	$15,578	$23,548
Non-current restricted cash and cash equivalents	$110,481	$109,391

FTRs
FTRs are financial instruments used to provide a financial hedge to manage the risk of transmission congestion charges between MISO nodes in MISO’s Day-Ahead Energy Market. Cleco is awarded and/or purchases FTRs in auctions facilitated by MISO. FTRs are derivatives not designated as hedging instruments for accounting purposes.
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
The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Beginning balance	$2,276	$4,918
Unrealized (losses) gains*	(24)	(263)
Purchases	(64)	292
Settlements	(1,555)	(4,380)
Ending balance	$633	$567
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of March 31, 2023, and December 31, 2022:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2023	$837	$204	RTO auction pricing	FTR price - per MWh	$(1.84)	$10.03
FTRs at Dec. 31, 2022	$2,570	$294	RTO auction pricing	FTR price - per MWh	$(5.11)	$13.65

Natural Gas Derivatives
Cleco enters into physical and financial natural gas commodity contracts from time to time. Management has not elected to apply hedge accounting to these contracts as allowed under applicable accounting standards. Physical instruments include fixed price physical supply or index contracts. Financial instruments include swap contracts. Cleco Power’s natural gas derivative contracts are marked-to-market with the resulting unrealized gain or loss recorded as a component of Accumulated deferred fuel on the balance sheet. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2023		AT DEC. 31, 2022
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,477,581	$3,254,766	$3,482,556	$3,180,208
* The carrying value of long-term debt does not include deferred issuance costs of $15.5 million at March 31, 2023, and $16.2 million at December 31, 2022.

Cleco Power
	AT MAR. 31, 2023		AT DEC. 31, 2022
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,892,384	$1,877,170	$1,895,508	$1,825,192
* The carrying value of long-term debt does not include deferred issuance costs of $11.9 million at March 31, 2023, and $12.3 million at December 31, 2022.

In order to fund capital requirements, Cleco may issue fixed and variable rate long-term debt with various tenors. The fair value of this class fluctuates as the market interest rates for fixed and variable rate debt with similar tenors and credit ratings change. The fair value of the debt could also change from period to period due to changes in the credit rating of the Cleco entity by which the debt was issued. The fair value of long-term debt is classified as Level 2 in the fair value hierarchy.

Concentrations of Credit Risk
At March 31, 2023, and December 31, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the money market funds failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. The Level 1 money market funds asset consists of a single class. In order to capture interest income and minimize risk, cash is invested in money market funds that invest primarily in short-term securities issued by the U.S. government to maintain liquidity and achieve the goal of a net asset value of a dollar. The risks associated with this class are counterparty risk of the fund manager and risk of price volatility associated with the underlying securities of the fund.
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

Note 7 — Derivative Instruments
In the normal course of business, Cleco is exposed to a number of market risks. Cleco Power has limited exposure to market price risk because it operates primarily under cost-based rate regulation; however, Cleco utilizes derivative instruments, such as natural gas derivatives and FTRs, to mitigate volatility of overall fuel and purchased power costs. For Cleco Power, recovery of these costs is included in its FAC and reflected on customers’ bills as a component of the fuel charge.
Cleco has not elected to designate any of its current instruments as an accounting hedge. At March 31, 2023, and at December 31, 2022, there was no collateral posted with or received from counterparties that was netted on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2023, and at December 31, 2022:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2023	AT DEC. 31, 2022
Commodity-related contracts
FTRs
Current	Energy risk management assets	$837	$2,570
Current	Energy risk management liabilities	(204)	(294)
Natural gas derivatives
Current	Energy risk management assets	223	—
Current	Energy risk management liabilities	(9,295)	(4,570)
Commodity-related contracts, net		$(8,439)	$(2,294)

The following table presents the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2023, and 2022:

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2023	2022
Commodity-related contracts
FTRs(1)	Electric operations	$859	$1,583
FTRs(1)	Purchased power	(596)	(1,238)
Natural gas derivatives(2)	Fuel used for electric generation	(6,540)	—
Total		$(6,277)	$345
(1) For the three months ended March 31, 2023, and 2022 unrealized losses associated with FTRs of less than $0.1 million and $0.3 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three months ended March 31, 2023, unrealized losses and realized losses associated with natural gas derivatives of $4.5 million and $1.8 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. Cleco Power had no natural gas derivatives during the three months ended March 31, 2022.
The following table presents the volume of commodity-related derivative contracts outstanding at March 31, 2023, and December 31, 2022, for Cleco and Cleco Power:

		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT MAR. 31, 2023	AT DEC. 31, 2022
Commodity-related contracts
FTRs	MWh	3,517	9,085
Natural gas derivatives	MMBtus	14,480	4,840

Note 8 — Debt
On February 17, 2023, Cleco Holdings and Cleco Power amended their respective revolving credit facilities and bank term loans to transition the benchmark interest rate from LIBOR to SOFR.
On May 1, 2023, Cleco Holdings amended certain terms of the supplemental indenture governing its $165.0 million senior notes due in 2023. As a result, the interest rate of the senior notes changed to a floating interest rate equal to SOFR plus 1.725% and the maturity date was extended from May 1, 2023, to May 1, 2025.

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2022, management estimates that pension contributions totaling $74.5 million will be required through 2027. Cleco expects to make a $26.0 million minimum required contribution to the pension plan in 2024. Cleco has not made, and does not expect to make, any contributions to the pension plan in 2023.
Cleco Power is the plan sponsor and Support Group is the plan administrator. Benefits under the plan reflect an employee’s years of service, age at retirement, and accrued benefit at retirement.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three months ended March 31, 2023, and 2022 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022	2023	2022
Components of periodic benefit costs
Service cost	$1,173	$2,047	$365	$546
Interest cost	6,606	4,960	566	368
Expected return on plan assets	(7,386)	(6,177)	—	—
Amortizations
Net loss (gain)	—	3,085	(13)	298
Net periodic benefit cost	$393	$3,915	$918	$1,212

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2023, and 2022, was $0.4 million and $0.7 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2023, and 2022, was $0.9 million and $1.1 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
Cleco Power at March 31, 2023, and December 31, 2022, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Current	$5,017	$5,017
Non-current	$38,089	$38,366

Cleco Power
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Current	$4,310	$4,310
Non-current	$29,846	$30,082

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three months ended March 31, 2023, and 2022 were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Components of periodic benefit costs
Service cost	$35	$57
Interest cost	901	670
Amortizations
Prior period service credit	(54)	(54)
Net (gain) loss	(15)	262
Net periodic benefit cost	$867	$935

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for both of the three months ended March 31, 2023, and 2022, was $0.1 million.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2023, and December 31, 2022, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Current	$4,713	$4,713
Non-current	$63,561	$63,714

Cleco Power
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Current	$672	$672
Non-current	$8,997	$9,087
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three months ended March 31, 2023, and 2022 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
401(k) Plan expense	$2,154	$2,179

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2023, and 2022 was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
401(k) Plan expense	$902	$910

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates from continuing operations for Cleco and Cleco Power for the three months ended March 31, 2023, and 2022:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
	2023	2022
Effective tax rate	8.2%	(42.7)%

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2023	2022
Effective tax rate	6.1%	1.8%

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
For Cleco and Cleco Power, the effective income tax rates for the three months ended March 31, 2023, were different than the federal statutory rate primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, and state tax expense.
For Cleco and Cleco Power, the effective income tax rates for the three months ended March 31, 2022, were different than the federal statutory rate primarily due to the adjustment to record tax expense at the projected annual effective tax rate, the amortization of excess ADIT, the flow through of state tax benefits, and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three months ended March 31, 2023, and 2022, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At March 31, 2023, and December 31, 2022, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2019, 2020, and 2021, the IRS has completed its review of tax year 2019 and 2020, and these tax returns were filed consistent with the IRS’s review. The IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2021 tax year. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The IRS has accepted Cleco’s application for the Compliance Assurance Process for the 2022 tax year and the Compliance Assurance Maintenance phase for the 2023 tax year.
The state income tax years 2019, 2020, and 2021 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three months ended March 31, 2023, and 2022, no penalties were recognized.

Note 11 — Segment Disclosures
Segment disclosures are based on Cleco’s method of internal reporting, which disaggregates business units by first-tier subsidiary. The financial information for historical periods provided in this report has been recast to reflect the presentation of the Cleco Cajun Sale Group as discontinued operations within the Other column. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management measures performance and allocates resources. Cleco has recast data from prior periods to reflect this change to conform to the current year presentation. For more information, see Note 3 — “Discontinued Operations.”
Segment managers report periodically to Cleco’s CEO, who is Cleco’s chief operating decision maker, with discrete financial information and, at least quarterly, present discrete financial information to Cleco Holdings’ and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco Holdings’ and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, an investment subsidiary, and discontinued operations.
The financial results in the following tables are presented on an accrual basis. EBITDA is a key non-GAAP financial measure used by the CEO to assess the operating performance of Cleco’s segment. Management evaluates the performance of Cleco’s segment and allocates resources to it based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. EBITDA is defined as net income adjusted for interest, income taxes, depreciation, and amortization. Depreciation and amortization in the following tables includes amortization of intangible assets recorded for the fair value adjustment of wholesale power supply agreements as a result of the 2016 Merger. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services.

Segment Information for the Three Months Ended Mar. 31,
2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$296,348
Other operations	27,303
Affiliate revenue	1,688
Electric customer credits	(651)
Operating revenue, net	$324,688
Net income	$22,817
Add: Depreciation and amortization	50,733
Less: Interest income	1,185
Add: Interest charges	24,338
Add: Federal and state income tax expense	1,490
EBITDA	$98,193

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$296,348	$(2,420)		$—	$293,928
Other operations	27,303	1		—	27,304
Affiliate revenue	1,688	27,514		(29,202)	—
Electric customer credits	(651)	—		—	(651)
Operating revenue, net	$324,688	$25,095		$(29,202)	$320,581
Depreciation and amortization	$50,733	$4,476	(1)	$—	$55,209
Interest income	$1,185	$143		$(61)	$1,267
Interest charges	$24,338	$15,211		$(61)	$39,488
Federal and state income tax expense	$1,490	$(1,655)		$—	$(165)
Income (loss) from continuing operations, net of income taxes	$22,817	$(24,668)		$—	$(1,851)
Loss from discontinued operations, net of income taxes	$—	$(102,171)		$—	$(102,171)
Net income (loss)	$22,817	$(126,839)		$—	$(104,022)
Additions to property, plant, and equipment	$58,066	$2,033		$—	$60,099
Equity investment in investee (2)	$2,072	$(320,348)		$320,348	$2,072
Goodwill (2)	$1,490,797	$—		$—	$1,490,797
Total segment assets (2)	$6,836,444	$1,059,272		$176,363	$8,072,079
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) Balances as of March 31, 2023.

2022 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$296,097
Other operations	19,084
Affiliate revenue	1,459
Electric customer credits	(136)
Operating revenue, net	$316,504
Net income	$39,024
Add: Depreciation and amortization	45,239
Less: Interest income	740
Add: Interest charges	18,801
Add: Federal and state income tax expense	724
EBITDA	$103,048

2022 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$296,097	$(2,420)		$—	$293,677
Other operations	19,084	1		1	19,086
Affiliate revenue	1,459	27,393		(28,852)	—
Electric customer credits	(136)	—		—	(136)
Operating revenue, net	$316,504	$24,974		$(28,851)	$312,627
Depreciation and amortization	$45,239	$4,379	(1)	$—	$49,618
Interest income	$740	$31		$(28)	$743
Interest charges	$18,801	$13,867		$(27)	$32,641
Federal and state income tax expense (benefit)	$724	$(8,257)		$—	$(7,533)
Income from continuing operations, net of income taxes	$39,024	$(13,833)		$1	$25,192
Income from discontinued operations, net of income taxes	$—	$130,552		$—	$130,552
Net income	$39,024	$116,719		$1	$155,744
Additions to property, plant, and equipment	$38,492	$1,707		$—	$40,199
Equity investment in investees (2)	$2,072	$(320,348)		$320,348	$2,072
Goodwill (2)	$1,490,797	$—		$—	$1,490,797
Total segment assets (2)	$6,834,970	$1,237,097		$181,683	$8,253,750
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) Balances as of December 31, 2022.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Net (loss) income	$(104,022)	$155,744
Less: (Loss) income from discontinued operations, net of income taxes	(102,171)	130,552
(Loss) income from continuing operations, net of income taxes	$(1,851)	$25,192
Add: Depreciation and amortization	55,209	49,618
Less: Interest income	1,267	743
Add: Interest charges	39,488	32,641
Add: Federal and state income tax benefit	(165)	(7,533)
Add: Other corporate costs and noncash items*	6,779	3,873
Total segment EBITDA	$98,193	$103,048
* Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Note 12 — Regulation and Rates

FRP
On June 16, 2021, the LPSC approved Cleco Power’s current FRP. Effective July 1, 2021, under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Cleco Power’s next base rate case will be initiated by a filing with the LPSC, which is expected on or before June 30, 2023.
On October 31, 2022, a monitoring report was filed for the 12 months ending June 30, 2022, indicating no refund was due. In May 2023, Cleco Power received the LPSC Staff’s draft report indicating no material findings. Cleco Power anticipates the approval of the draft report in the third quarter of 2023.

TCJA
On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers continued receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At March 31, 2023, Cleco Power had $247.0 million accrued for the excess ADIT, of which $42.1 million is reflected in current regulatory liabilities.

Teche Unit 3
In July 2022, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. On January 31, 2023, Cleco Power filed a notice with the LPSC to retire Teche Unit 3 in May 2023. However, in April 2023, Cleco Power filed notices with MISO and the LPSC to suspend the retirement of Teche Unit 3. Management continues to monitor regulatory capacity requirements and customer needs to determine the appropriate timing of the retirement of Teche Unit 3.

Note 13 — Variable Interest Entities

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
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Restricted cash - current	$6,056	$14,139
Accounts receivable - affiliate	4,160	3,348
Intangible asset - securitization	408,882	413,123
Total assets	$419,098	$430,610
Long-term debt due within one year	$14,214	$9,574
Accounts payable	30	—
Accounts payable - affiliate	28	165
Interest accrued	1,569	9,953
Long-term debt, net	401,124	408,741
Member’s equity	2,133	2,177
Total liabilities and member’s equity	$419,098	$430,610

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Operating revenue	$9,177	$—
Operating expenses	(4,354)	—
Interest income	158	—
Interest charges, net	(4,956)	—
Income before taxes	$25	$—

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2023, consisted of its equity investment of $2.1 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(17,200)	(17,200)
Total equity investment in investee	$2,072	$2,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Oxbow’s net assets/liabilities	$4,145	$4,145
Cleco Power’s 50% equity	$2,072	$2,072
Cleco Power’s maximum exposure to loss	$2,072	$2,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Operating revenue	$124	$66
Operating expenses	(124)	(66)
Income before taxes	$—	$—

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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
Cleco believes all allegations made by Gulf Coast are contradicted by the written documents executed by Gulf Coast, are otherwise without merit, and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

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
In January 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC, in the U.S. District Court for the Western District of Louisiana. Saulsbury Industries, Inc. alleged that Cleco Power and Cabot Corporation caused delays in the St. Mary Clean Energy Center project, resulting in alleged impacts to Saulsbury Industries, Inc.’s direct and indirect costs. On June 5, 2019, Cleco Power and Cabot Corporation each filed separate motions to dismiss. On October 24, 2019, the District Court denied Cleco Power’s motion as premature and ruled that Saulsbury Industries, Inc. had six weeks to conduct discovery on specified jurisdictional issues. The Magistrate Judge presiding over the Western District of Louisiana consolidated cases issued a report and recommendation to the District Judge that the case instituted by Saulsbury Industries, Inc. be dismissed without prejudice and the case initiated by Cleco Power be remanded to the Ninth Judicial District Court for Rapides Parish. Saulsbury Industries, Inc. did not oppose the Magistrate Judge’s report and recommendation, and the District Judge issued a ruling that adopted the Magistrate Judge’s report and recommendation, which included reasoning consistent with Cleco Power’s arguments. Thus, the federal consolidated cases are now closed.
On October 10, 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish. Saulsbury Industries, Inc. asserted the same claim as the Western District litigation and further asserts claims for payment on an open account. On December 9, 2019, Cleco Power moved to stay the case, arguing that the Rapides Parish suit should proceed. On February 14, 2020, the court granted Cleco Power’s motion. The 16th Judicial District Court for the St. Mary Parish case held a hearing on October 16, 2020, and the judge granted Cleco Power’s declinatory exceptions of lis pendens. Thus, the St. Mary’s Parish case has been dismissed. Saulsbury appealed this decision.
On May 17, 2022, the Court of Appeal, First Circuit, ruled in favor of Cleco Power and affirmed the decision of the 16th Judicial District Court for St. Mary Parish with respect to Cleco Power. However, the First Circuit Court reversed the 16th Judicial District Court for St. Mary Parish’s decision dismissing Cabot Corporation from the St. Mary Parish case. All parties filed applications for rehearing, which were denied on June 29, 2022.
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
In January 2023, Cleco Power received a notice of audit from the LPSC for the period of January 2020 to December 2022. The total amount of fuel expense included in the audit is $1.10 billion. Cleco Power has FAC filings for January 2023 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. On March 27, 2023, Cleco Power received a draft audit report from the LPSC indicating no material findings. Management expects the draft audit report to be approved in the second quarter of 2023.

Environmental Audit
In 2009, the LPSC approved Cleco Power to recover from its customers certain costs of environmental compliance, through an EAC. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In April 2023, Cleco Power received a notice of audit from the LPSC for the period of January 2020 to December 2022. The total amount of environmental fuel expense to be included in the audit is $38.3 million. Cleco Power has EAC filings for January 2023 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of MATS. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. However, the EPA concluded that coal- and oil-fired electric generating units would not be removed from the list of regulated sources of hazardous air pollutants and would remain subject to MATS. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. On January 20, 2021, the Presidential Administration issued an executive order, which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The order specifically directed the EPA to consider issuing a proposed rule to suspend, revise, or rescind the rule. The EPA determined the most environmentally protective course is to implement the rules in the executive order. On March 6, 2023, the EPA published in the Federal Register a final rule that reinstates the April 25, 2016, finding that it is appropriate and necessary to regulate hazardous air pollutants from coal and oil-fired electric generating units through MATS. On April 4, 2023, the EPA published in the Federal Register proposed amendments to MATS that are the result of the EPA’s review of the May 2020 residual risk and technology review of MATS. Management is unable to determine whether the outcome of the D.C. Circuit Court of Appeals’ review or the EPA’s review of the rule as a result of the executive order will result in changes to the MATS standards.

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

Prudency Reviews

Deferred Lignite and Mine Closure Costs
Cleco Power is seeking recovery for deferred fuel and other mine-related closure costs. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. Cleco Power believes these costs are prudent and recoverable. However, initial testimony by the LPSC Staff advisors filed in August 2022 indicates disagreement with the prudency of these incurred costs. Cleco Power filed rebuttal testimony on September 23, 2022, rebutting the LPSC Staff’s testimony. A hearing was held in May 2023, with the outcome pending. Due to the nature of the regulatory process, Cleco Power is currently unable to determine the timing of this process and if any portion of the incurred costs will be disallowed for recovery. Cleco Power continues to assert that recovery of those costs is probable.

South Central Generating
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. As of March 31, 2023, management estimates potential losses to be $1.5 million with respect to one of these matters and the amounts are recorded in Liabilities held for sale on Cleco’s Condensed Consolidated Balance Sheet. Management is unable to estimate any potential losses Cleco may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with certain matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2023, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $6.7 million and has accrued this amount.

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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for reclamation obligations. As of March 31, 2023, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
In April 2020, Cleco Power and SWEPCO mutually agreed not to develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of June 30, 2020, all lignite reserves intended to be extracted from the mines had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. For more information on the joint filing, see “— Risks and Uncertainties.” For more information on the LPSC prudency review associated with the mine closure costs, see “— LPSC Audits and Reviews — Prudency Reviews — Deferred Lignite Mine Closure Costs.”
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
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The CCR Rule established extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule in the Federal Register that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, demonstrations were submitted to the EPA specifying an intended course of action for the ash disposal facilities at Big Cajun II, Rodemacher Unit 2, and the Dolet Hills Power Station, in order to comply with the final CCR Rule. On January 11, 2022, Cleco Power and Cleco Cajun received communication from the EPA that the demonstrations had been deemed complete. Cleco Power withdrew the Dolet Hills demonstration due to the cessation of receiving waste. The two remaining demonstrations are still subject to EPA approval based on pending technical review.
At March 31, 2023, Cleco Cajun recorded a decrease of $19.7 million in its ARO balance due to revised cost estimates, which is recorded in Liabilities held for sale on Cleco’s Condensed Consolidated Balance Sheet.
As part of the Cleco Cajun Transaction, NRG Energy agreed to indemnify Cleco for certain environmental costs up to $25.0 million associated with the CCR Rule, for both ARO and non-ARO related expenses. At March 31, 2023, Cleco Cajun had an indemnification asset totaling $17.5 million, which was substantially related to AROs associated with ash pond remediation. This asset is recorded in Assets held for sale on Cleco’s Condensed Consolidated Balance Sheet. As additional periodic expenses related to covered costs are incurred, the associated indemnification asset will be recognized. The indemnification asset is expected to be collected as indemnified costs, either recognized in the ARO or as periodic expenses, are incurred.

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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

Note 15 — Affiliate Transactions
At March 31, 2023, and December 31, 2022, Cleco Holdings had an affiliate receivable of $14.6 million, primarily for income taxes paid on behalf of Cleco Group. At March 31, 2023, and December 31, 2022, Cleco Holdings had an affiliate payable of $13.1 million, to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2023		AT DEC. 31, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$61	$1,113	$5	$1,138
Support Group	1,190	10,139	2,299	11,305
Cleco Cajun	1,182	—	1,467	5
Total	$2,433	$11,252	$3,771	$12,448

Note 16 — Intangible Assets

Securitized Intangible Asset
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. The Storm Recovery Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. This securitized intangible asset is being amortized ratably each period consistent with actual collections of the asset’s portion of the revenue requirement billed to Cleco Power’s customers. Amortization is included in Depreciation and amortization on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. During the three months ended March 31, 2023, amortization expense of $4.2 million was recognized. At the end of its life, this securitized intangible asset will have no residual value.
The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Storm Recovery Property intangible asset	$415,946	$415,946
Accumulated amortization	(7,064)	(2,823)
Net intangible asset subject to amortization	$408,882	$413,123

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. The intangible assets related to the power supply agreements are amortized over the estimated life of each applicable contract ranging between 7 and 19 years, and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income. During the three months ended March 31, 2023, amortization expense of $2.4 million was recognized.
The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT MAR. 31, 2023	AT DEC. 31, 2022
Power supply agreements	$85,104	$85,104
Accumulated amortization	(67,437)	(65,018)
Net intangible assets subject to amortization	$17,667	$20,086

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
FOR THE THREE MONTHS ENDED MAR. 31, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balance, Dec. 31, 2022	$59
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(422)
Balance, Mar. 31, 2023	$(363)

FOR THE THREE MONTHS ENDED MAR. 31, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balance, Dec. 31, 2021	$(23,629)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	14
Balance, Mar. 31, 2022	$(23,615)

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2022	$(3,318)	$(5,047)	$(8,365)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	96	—	96
Reclassification of net loss to interest charges	—	63	63
Balances, Mar. 31, 2023	$(3,222)	$(4,984)	$(8,206)

	FOR THE THREE MONTHS ENDED MAR. 31, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2021	$(12,885)	$(5,298)	$(18,183)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	306	—	306
Reclassification of net loss to interest charges	—	63	63
Balances, Mar. 31, 2022	$(12,579)	$(5,235)	$(17,814)

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2023, and 2022.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its principal operating business segment, Cleco Power. Cleco Power is a regulated electric utility company that owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 293,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana and Mississippi.
Many factors affect Cleco’s primary business of generating, delivering, and selling electricity. These factors include the ability to increase energy sales while containing costs and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. In addition, factors affecting Cleco Power include weather and the presence of a stable regulatory environment, which impact the ROE, as well as the recovery of costs related to storms, growing energy demand, and volatile fuel prices; the ability to reliably deliver power to its jurisdictional customers; and the ability to comply with increasingly stringent regulatory and environmental standards. Significant events and major initiatives impacting Cleco and Cleco Power are discussed below.

Cleco Cajun Divestiture
In 2022, Cleco Holdings engaged in a strategic review process related to its investment in Cleco Cajun. In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group, with a sale probable and subject to customary regulatory and Board of Managers approvals. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the Cleco Cajun Sale Group is presented as discontinued operations and the results of operations and financial position for historical periods provided in this report have been recast to reflect this presentation. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
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

ESG
Cleco is accelerating its efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco is increasing its renewable and electrification initiatives and is aiming to reduce GHG emissions in ways such as incorporating renewable energy resources into its generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco aims to sustainably reduce its GHG emissions 60.0% by 2030 with aspirations of net zero emissions by 2050. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable. Cleco also continues to support community investment opportunities across its service territory and has created a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to policies and practices that support the governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and appointed a Chief Sustainability Officer to oversee the continued implementation of ESG initiatives. Currently, management is unable to predict the impact of implementing these ESG initiatives on the Registrants. For more information on these ESG initiatives, see Part I, Item 1, “Business — Human Capital — Diversity and Inclusion,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For more information about Cleco’s environmental initiatives, see “— Renewable and Electrification Initiatives.”

Tax Reform
On August 16, 2022, the IRA of 2022 became law. The IRA of 2022 seeks to lower gasoline and electricity prices, increase energy security, and help consumers afford emissions-cutting technologies. In addition, the IRA of 2022 provides tax credits for clean electricity sources and energy storage, as well as

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
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

Renewable and Electrification Initiatives

Project Diamond Vault
On April 11, 2022, Cleco Power announced Project Diamond Vault, a carbon capture and sequestration facility that is anticipated to be constructed at the Brame Energy Center. This facility is expected to capture and compress carbon dioxide produced by the combustion of fuel at Madison Unit 3 and store the compressed gas permanently in deep geological formations located beneath the Brame Energy Center. Cleco Power expects to reduce the carbon dioxide output of Madison Unit 3 by up to 95% with the implementation of this technology. Through this project, Cleco Power plans to leverage technology advancements and Louisiana’s natural resources to create a clean power solution.
The Front End Engineering Design (FEED) study for Project Diamond Vault has begun and is projected to cost approximately $12.0 million. A $9.0 million congressional appropriation has been secured, subject to the U.S. Department of Energy’s grant process, to help offset costs of this study. The FEED study is expected to be completed in mid-2024 and major permitting is expected to be completed in the second half of 2025. Construction of the project is expected to begin by the end of 2025. Management expects the total project will be completed by the end of 2028. After the cost of the FEED study, the remaining project cost is currently estimated to be between $1.10 billion and $1.40 billion. This estimate will be refined throughout the FEED study process as additional information and cost estimates become available. Cleco anticipates funding this project through one or more sources including tax credits provided by the IRA of 2022, Department of Energy grants, debt financing, private equity investment, and partnership interests.

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

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2027. Cleco Power is currently in the second phase of the project. As of March 31, 2023, Cleco Power had spent $45.6 million on the project.

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
In 2021 through a request for proposal process, a significant wholesale customer currently under contract with Cleco Power informed Cleco Power that it was not selected as a provider of capacity and energy after the first quarter of 2024, and on October 19, 2022, the LPSC certified these results. Cleco Power’s failure to recontract this agreement is expected to affect jurisdictional retail rates that will be subject to review by the LPSC in conjunction with Cleco Power’s next rate case, which will be initiated by a filing with the LPSC on or before June 30, 2023.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2023, and 2022

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue, net	$320,581	$312,627	$7,954	2.5%
Operating expenses	286,143	263,724	(22,419)	(8.5)%
Operating income	34,438	48,903	(14,465)	(29.6)%
Interest income	1,267	743	524	70.5%
Allowance for equity funds used during construction	1,231	931	300	32.2%
Other income (expense), net	536	(277)	813	293.5%
Interest charges	39,488	32,641	(6,847)	(21.0)%
Federal and state income tax benefit	(165)	(7,533)	(7,368)	(97.8)%
(Loss) income from continuing operations, net of income taxes	(1,851)	25,192	(27,043)	(107.3)%
(Loss) income from discontinued operations, net of income taxes	(102,171)	130,552	(232,723)	(178.3)%
Net (loss) income	$(104,022)	$155,744	$(259,766)	(166.8)%

Cleco’s results of operations are primarily attributable to the following:

•activity of its reportable segment, Cleco Power. For detailed discussions of those impacts, see “— Cleco Power.”
•the effects of the presentation of the Cleco Cajun Sale Group as discontinued operations and, as a result, Cleco Cajun no longer being reflected as a reportable segment. For information on discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

The estimated annual effective income tax rates used during the first quarter of 2023 and 2022 for Cleco may not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates on continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue
Base	$144,286	$157,024	$(12,738)	(8.1)%
Fuel cost recovery	152,062	139,073	12,989	9.3%
Electric customer credits	(651)	(136)	(515)	(378.7)%
Other operations	27,303	19,084	8,219	43.1%
Affiliate revenue	1,688	1,459	229	15.7%
Operating revenue, net	324,688	316,504	8,184	2.6%
Operating expenses
Recoverable fuel and purchased power	151,824	138,951	(12,873)	(9.3)%
Non-recoverable fuel and purchased power	7,225	12,041	4,816	40.0%
Other operations and maintenance	53,988	48,729	(5,259)	(10.8)%
Depreciation and amortization	50,733	45,239	(5,494)	(12.1)%
Taxes other than income taxes	15,995	12,631	(3,364)	(26.6)%
Total operating expenses	279,765	257,591	(22,174)	(8.6)%
Operating income	44,923	58,913	(13,990)	(23.7)%
Interest income	1,185	740	445	60.1%
Allowance for equity funds used during construction	1,231	931	300	32.2%
Other income (expense), net	1,306	(2,035)	3,341	164.2%
Interest charges	24,338	18,801	(5,537)	(29.5)%
Federal and state income tax expense	1,490	724	(766)	(105.8)%
Net income	$22,817	$39,024	$(16,207)	(41.5)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	754	890	(15.3)%
Commercial	580	599	(3.2)%
Industrial	526	544	(3.3)%
Other retail	30	30	—%
Total retail	1,890	2,063	(8.4)%
Sales for resale	644	683	(5.7)%
Total retail and wholesale customer sales	2,534	2,746	(7.7)%

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$60,193	$69,916	(13.9)%
Commercial	46,043	48,264	(4.6)%
Industrial	20,587	21,358	(3.6)%
Other retail	2,788	2,702	3.2%
Total retail	129,611	142,240	(8.9)%
Sales for resale	14,675	14,784	(0.7)%
Total base revenue	$144,286	$157,024	(8.1)%

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

	FOR THE THREE MONTHS ENDED MAR. 31,
				2023 CHANGE
	2023	2022	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	517	925	843	(44.1)%	(38.7)%
Cooling degree-days	279	94	100	196.8%	179.0%

Base
Base revenue decreased $12.7 million primarily due to lower usage as a result of milder weather.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 78% of Cleco Power’s total fuel cost during the first quarter of 2023 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Other Operations Revenue
Other operations revenue increased $8.2 million primarily due to storm recovery securitization revenue which began in September 2022.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $4.8 million primarily due to the timing of recovery of transmission costs.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $5.3 million primarily due to $2.5 million of higher employee related expenses, $1.0 million of higher materials and supplies expense, and $0.8 million of higher uncollectible expense.

Depreciation and Amortization
Depreciation and amortization increased $5.5 million primarily due to $4.2 million related to a change in the estimated useful life of internal software and $4.2 million for the amortization of the securitized intangible asset that began in November 2022. These increases were partially offset by $2.3 for the absence of amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta and $1.3 million for the absence of amortization related to costs associated with lignite mining.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $3.4 million primarily due to the amortization of the Madison Unit 3 property tax regulatory asset that began in July 2022.

Other Income (Expense), Net
Other income (expense), net increased $3.3 million primarily due to the absence of non-service pension costs amortization as a result of an increase in the discount rate which caused actuarial gains.

Interest Charges
Interest charges increased $5.5 million primarily due to $4.7 million for interest on storm recovery bonds issued in June 2022 by Cleco Securitization I and $1.7 million for higher rates on variable rate debt.

Income Taxes
Federal and state income tax expense increased $0.8 million primarily due to the amortization of excess ADIT, partially offset by the change in pretax income, excluding AFUDC equity.
The estimated annual effective income tax rates used during the first quarter of 2023 and 2022 for Cleco Power may not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
Non-GAAP Measure
The financial results in the following table are presented on an accrual basis. EBITDA is a key non-GAAP financial measure used by the CEO to assess the operating performance of Cleco’s segment; however, it is not indicative of future performance. Management evaluates the performance of Cleco’s segment and allocates resources to it based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. EBITDA is defined as net income adjusted for interest, income taxes, depreciation, and amortization.
The financial information for historical periods provided in this report has been recast to reflect the presentation of the
Cleco Cajun Sale Group as discontinued operations. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management makes financial decisions and allocates resources. Cleco has recast data from prior periods to reflect this change to conform to the current year presentation. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three months ended March 31, 2023, and 2022 for the Cleco Power reportable segment:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022
Net income	$22,817	$39,024
Add: Depreciation and amortization	50,733	45,239
Less: Interest income	1,185	740
Add: Interest charges	24,338	18,801
Add: Federal and state income tax expense	1,490	724
EBITDA	$98,193	$103,048

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2023:

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
Cleco Power and Cleco Cajun participate in the MISO market. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. For more information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For more information about credit support see Item 1, “Financial Statements and Supplementary Data — Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
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
In recent years, inflationary pressures have increased substantially. Under established regulatory practice, historical costs have traditionally formed the basis for recovery from customers. As a result, Cleco Power’s future cash flows designed to provide recovery of historical plant costs may not be adequate to replace property, plant, and equipment in future years. For information on the impacts of inflation and market price volatility of natural gas on credit loss reserves related to customer accounts receivable, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Reserves for Credit Losses.”

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

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Cleco may be required to provide credit support with respect to any open trading contracts that Cleco has entered into or may enter into in the future. The amount of credit support that Cleco may be required to provide at any point in the future is dependent on the amount of the initial contract, changes in amounts counterparties owe to Cleco, and any prenegotiated unsecured thresholds agreed to in the master contract. For more information about fair value levels, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting Instruments.”

Cash Generation and Cash Requirements
Restricted Cash and Cash Equivalents
For information on Cleco’s and Cleco Power’s restricted cash and cash equivalents, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Debt

Cleco
At March 31, 2023, and December 31, 2022, Cleco had $87.0 million and $109.0 million, respectively, of outstanding borrowings under its aggregate $475.0 million revolving credit facilities. For more information on Cleco’s credit facilities, see "— Credit Facilities.”
At March 31, 2023, Cleco’s long-term debt and finance leases outstanding was $3.48 billion, of which $180.6 million was due within one year. The long-term debt due within one year at March 31, 2023, primarily represents $100.0 million of Cleco Power’s senior notes due in December 2023, $65.6 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC, and $14.2 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2023 and March 2024.
On February 17, 2023, Cleco Holdings and Cleco Power amended their respective bank term loans to transition the benchmark interest rate from LIBOR to SOFR.
On May 1, 2023, Cleco Holdings amended certain terms of the supplemental indenture governing its $165.0 million senior notes due in 2023. As a result, the interest rate of the senior notes changed to a floating interest rate equal to SOFR plus 1.725% and the maturity date was extended from May 1, 2023, to May 1, 2025.
Proceeds from the divestiture of the Cleco Cajun Sale Group, which is subject to customary regulatory and Board of Managers approvals, must be used to satisfy the LPSC commitment related to the debt that funded the Cleco Cajun Transaction. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
Cash and cash equivalents available at March 31, 2023, were $88.8 million, combined with $388.0 million available revolving credit facility capacity ($88.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $476.8 million.
At March 31, 2023, Cleco had a working capital surplus of $50.7 million. At December 31, 2022, Cleco had a working capital deficit of $88.8 million. The $139.5 million increase in working capital is primarily due to:

•a $160.3 million decrease in long-term debt and finance leases due within one year primarily due to the reclassification of Cleco Holdings’ $165.0 million senior notes due in 2023 to long-term debt as a result of the extension of the maturity date of such senior notes to May 1, 2025, partially offset by additional principal amounts due within one year on Cleco Securitization I’s storm recovery bonds,
•a $40.8 million increase in cash and cash equivalents,
•a $34.6 million increase in fuel inventory primarily due to an increase in volume of petroleum coke and an increase in volume and price of coal,
•a $24.1 million decrease in accounts payable, excluding Cleco Power FTRs, primarily due to lower MISO power purchases; lower accruals for natural gas, solid fuels, and generating station outage maintenance; and short-term incentive plan payments in March 2023,
•a $22.0 million decrease in short-term debt due to lower outstanding draws on Cleco’s and Cleco Power’s revolving credit facilities, and
•a $12.3 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
These increases in working capital were partially offset by:

•a $51.6 million decrease in accumulated deferred fuel, excluding Cleco Power’s FTRs, primarily due to the timing of collections,
•a $33.1 million decrease in customer accounts receivable primarily due to lower revenues from lower usage as a result of milder weather and timing of collections from customers,
•a $21.2 million increase in taxes payable primarily due to timing of property tax payments and higher accruals for federal and state income taxes,
•a $15.8 million increase in interest accrued primarily due to the timing of payments of long-term debt,
•an $8.0 million decrease in restricted cash and cash equivalents,
•a $7.9 million decrease in the net assets and liabilities held for sale primarily due to the reclassification of all assets and liabilities related to the Cleco Cajun Sale Group,
•a $5.4 million decrease in unbilled revenue primarily due to lower usage as a result of milder weather, and
•a $4.7 million increase in energy risk management liabilities, excluding Cleco Power’s FTRs, primarily due to market value changes on gas-related derivative contracts at Cleco Power.

Cleco Holdings
At March 31, 2023, and December 31, 2022, Cleco Holdings had $87.0 million and $64.0 million, respectively, of outstanding borrowings under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at March 31, 2023.
At March 31, 2023, Cleco Holdings’ long-term debt outstanding was $1.47 billion, of which $65.6 million was due within one year. The long-term debt due within one year at March 31, 2023, represents $65.6 million of principal payments on Cleco Holdings’ debt as required by the Cleco Cajun Transaction commitments to the LPSC.
Cash and cash equivalents available at Cleco Holdings at March 31, 2023, were $7.7 million, combined with $88.0 million revolving credit facility capacity for total liquidity of $95.7 million.

Cleco Power
Cleco Power had no short-term debt outstanding at March 31, 2023. At December 31, 2022, Cleco Power had $45.0 million of short-term debt for outstanding borrowings under its $300.0 million revolving credit facility. For more information on Cleco Power’s credit facilities, see "— Credit Facilities.”
Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at March 31, 2023.
At March 31, 2023, Cleco Power’s long-term debt and finance leases outstanding was $1.89 billion, of which $115.0 million was due within one year. The long-term debt due within one year at March 31, 2023, primarily represents $100.0 million of Cleco Power’s senior notes due in December 2023 and
$14.2 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2023 and March 2024.
Cash and cash equivalents available at March 31, 2023, were $52.7 million, combined with $300.0 million revolving credit facility capacity for total liquidity of $352.7 million.
At March 31, 2023, and December 31, 2022, Cleco Power had a working capital surplus of $44.1 million and $35.9 million, respectively. The $8.2 million increase in working capital is primarily due to:

•a $45.0 million decrease in short-term debt primarily due to lower outstanding draws on the revolving credit facility,
•a $37.9 million increase in cash and cash equivalents,
•a $34.6 million increase in fuel inventory primarily due to an increase in volume of petroleum coke and an increase in volume at a higher price per ton of coal,
•an $18.4 million decrease in accounts payable, excluding FTRs, primarily due to lower MISO power purchases; lower accruals for natural gas, solid fuels, and generating station outage maintenance; and short-term incentive plan payments in March 2023, and
•a $12.3 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory.

These increases in working capital were partially offset by:

•a $51.6 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to the timing of collections,
•a $33.1 million decrease in customer accounts receivable primarily due to lower revenues from lower usage as a result of milder weather and timing of collections from customers,
•a $19.7 million increase in taxes payable primarily due to timing of property tax payments and higher accruals for federal and state income taxes,
•an $8.0 million decrease in restricted cash and cash equivalents,
•a $7.6 million increase in interest accrued primarily due to the timing of payments of long-term debt,
•a $5.4 million decrease in unbilled revenue primarily due to lower usage as a result of milder weather,
•a $4.7 million increase in energy risk management liabilities, excluding FTRs, primarily due to market value changes on gas-related derivative contracts, and
•a $4.7 million increase in long-term debt and finance leases due within one year primarily due to additional principal amounts due within one year on Cleco Securitization I’s storm recovery bonds.

Credit Facilities
At March 31, 2023, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $87.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. On February 17, 2023, Cleco Holdings and Cleco Power amended their respective revolving credit facilities to transition the benchmark interest rate from LIBOR to SOFR. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million. Cleco and Cleco Power had no amounts outstanding under their uncommitted lines of credit at March 31, 2023, and 2022.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2023, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At March 31, 2023, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2023, Cleco Power was in compliance with the covenants of its revolving credit facility. At March 31, 2023, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
If Cleco Holdings or Cleco Power were to not comply with certain covenants in their respective revolving credit facilities or other debt agreements, they would be unable to borrow additional funds under the facilities, and the lenders under the respective credit facility or debt agreement could accelerate all principal and interest outstanding. Further, if Cleco Power were to default under its revolving credit facility or other debt agreements, Cleco Holdings would be considered in default under its revolving credit facility.

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco
Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At March 31, 2023, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At March 31, 2023, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cash Flows
Cleco’s operating, investing, and financing cash flows include both continuing and discontinued operations. For information on the cash flows from discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
Cleco’s and Cleco Power’s net cash activities are as follows for the three months ended March 31, 2023, and 2022:

	CLECO			CLECO POWER
	FOR THE THREE MONTHS ENDED MAR. 31,			FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2023	2022	VARIANCE	2023	2022	VARIANCE
Net cash provided by operating activities	$112,441	$99,115	$13,326	$137,142	$60,793	$76,349
Net cash used in investing activities	$(59,603)	$(39,708)	$(19,895)	$(57,653)	$(38,023)	$(19,630)
Net cash used in financing activities	$(25,445)	$(10,195)	$(15,250)	$(48,421)	$(195)	$(48,226)

Cleco - Net Operating Cash Flow
Net cash provided by operating activities increased $13.3 million, which includes net cash used related to discontinued operations of $32.6 million, primarily due to:

•$47.3 million of higher recoveries of net fuel and purchased power costs primarily due to the timing of collections at Cleco Power,
•$40.0 million of lower payments for affiliate settlements,
•$25.1 million of higher collections from Cleco Power’s customers due to timing of collections,
•$21.1 million of higher collections from joint owners primarily due to the timing of receipts for their portions of generating station expenditures at Cleco Cajun and Cleco Power, and
•$8.4 million of higher collections from Cleco Cajun’s customers due to timing of collections.

These increases were partially offset by:

•$44.2 million of higher payments for fuel inventory primarily due to higher volume of purchases of petroleum coke, natural gas and coal at higher prices per ton at Cleco Power,

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
•$32.8 million of lower collateral held from counterparties of Cleco Cajun’s natural gas derivatives,
•$19.4 million of higher payments for fuel inventory primarily due to higher volume of purchases of coal at Cleco Cajun, and
•$17.4 million of higher interest payments primarily due to a scheduled payment on Cleco Securitization I’s storm recovery bonds.

Cleco - Net Investing Cash Flow
Net cash used in investing activities increased $19.9 million, which includes $0.2 million related to discontinued operations, primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $19.6 million at Cleco Power.

Cleco - Net Financing Cash Flow
Net cash used in financing activities increased $15.3 million primarily due to higher repayments on revolving credit facilities of $63.0 million, partially offset by $41.0 million of higher draws. This increase was partially offset by lower distributions to Cleco Group of $10.0 million.

Cleco Power - Net Operating Cash Flow
Net cash provided by operating activities increased $76.4 million primarily due to:

•$47.3 million of higher recoveries of net fuel and purchased power costs primarily due to the timing of collections,
•$37.5 million of lower payments for affiliate settlements,
•$25.1 million of higher collections from customers due to timing of collections, and
•$10.0 million of higher collections from joint owners primarily due to the timing of receipts for their portions of generating station expenditures.

These increases were partially offset by:

•$44.2 million of higher payments for fuel inventory primarily due to higher volume of purchases of petroleum coke and natural gas and purchases of coal at higher prices and
•$15.0 million of higher interest payments primarily due to a scheduled payment on Cleco Securitization I’s storm recovery bonds.

Cleco Power - Net Investing Cash Flow
Net cash used in investing activities increased $19.6 million primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $19.6 million.

Cleco Power - Net Financing Cash Flow
Net cash used in financing activities increased $48.2 million primarily due to higher repayments on the revolving credit facility of $45.0 million.

Capital Expenditures
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group, with a sale probable and subject to customary regulatory and Board of Managers approvals. As a result, Cleco updated its estimated capital expenditures related to the Cleco Cajun Sale Group.
During the three months ended March 31, 2023, Cleco and Cleco Cajun had capital expenditures of $60.1 million and $1.7 million, respectively. Cleco’s estimated capital expenditures, excluding the Cleco Cajun Sale Group, and debt maturities for the nine months ended December 31, 2023, and for the remainder of the five-year period ending December 31, 2027, were $370.0 million and $2.96 billion, respectively. All amounts exclude AFUDC.
For more information on the Cleco Cajun Sale Group, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
For more information on Cleco’s and Cleco Power’s estimated capital expenditures for 2023 and the five-year period ending December 31, 2027, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements. For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Cybersecurity
For information related to Cleco’s cybersecurity, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Cybersecurity” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
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
On May 11, 2023, the EPA released the pre-publication version of a proposed rule targeting carbon emissions from power plants. Cleco is currently evaluating the possible impacts this proposed rule may have on its generating units. It is unknown at this time when the proposal will be published in the Federal Register. For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Retail and Wholesale Rates
For information on Cleco Power’s base rates, fuel rates, and environmental rates, see Part I, Item 1, Regulatory Matters, Industry Developments, and Franchises — Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
For information on Cleco Power’s FRP, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — FRP.”
For information on Cleco Power’s FAC and the most recent fuel audit, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”
For information on Cleco Power’s EAC, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit.”
For information on Cleco Power’s and Cleco Cajun’s wholesale rates, see Part I, Item 1, Regulatory Matters, Industry Developments, and Franchises — Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Transmission Rates
For information about the risks associated with Cleco’s participation in MISO, see Part I, Item 1A, “Risk Factors — Regulatory Risks — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
For information on transmission rates of Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Market Structure

Wholesale Electric Markets

RTO
For information on Cleco’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure — Wholesale Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Electric Reliability Organization (ERO)
NERC, subject to oversight by FERC, is the ERO responsible for developing and enforcing mandatory reliability standards for users, owners, and operators of the bulk power system. NERC, as the ERO, delegates authority to SERC Reliability Corporation.
A revised NERC reliability standard relating to the winterization of generation assets became effective on April 1, 2023. This revised standard requires the implementation of cold weather preparedness plans that include geographical based freeze protection measures, annual inspections, unit design temperature basis, and employee training. A new winterization standard requiring additional freeze protection measures has been approved by FERC with an effective date of October 1, 2024, and a targeted implementation period of 60 months from the effective date. Currently, management is unable to determine the impact this new standard will have on Cleco’s results of operations, financial condition, or cash flows.
A NERC Operations and Planning Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. The next Reliability Standards audit for Cleco Power is scheduled to begin in 2025.
A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. The next NERC CIP audits for Cleco Power and Cleco Cajun began in the fourth quarter of 2022 and concluded on February 23, 2023. Management expects the final reports to be issued by October 2023. Management does not expect any significant findings.
Management is unable to predict the final financial outcome of any future audits or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Integrated Resource Plan (IRP)
On October 20, 2021, Cleco Power filed its request with the LPSC to initiate its next IRP process. Cleco Power filed its initial

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
data assumptions to be used in its IRP analysis on February 21, 2022. The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The first stakeholders meeting was conducted on March 24, 2022. The first draft of the IRP was filed on October 26, 2022. The second stakeholders meeting was held on November 29, 2022. A final IRP is expected to be filed with the LPSC on May 31, 2023.
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis, while reducing Cleco Power’s carbon footprint. The IRP is used as a guide in future decision-making and does not represent firm operational commitments.

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired on December 31, 2020. Cleco Power is currently working to complete a new five-year program to submit to the LPSC for approval. On March 31, 2023, Cleco Power filed its annual SQP monitoring report for 2022 based on the expired reporting requirements.

Franchises
For information on franchises, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Authoritative Guidance
For a discussion of recent authoritative guidance, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 2 — Recent Authoritative Guidance.”

CRITICAL ACCOUNTING ESTIMATES
The preparation of Cleco’s and Cleco Power’s Consolidated Financial Statements in conformity with GAAP requires management to apply appropriate accounting policies and to make estimates and judgments that could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
For more information on Cleco’s critical accounting estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Liquidity Risk
Access to capital markets is a significant source of funding for both short- and long-term capital requirements not satisfied by

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q
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
At March 31, 2023, Cleco Holdings had $87.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 6.484%. At March 31, 2023, the borrowing costs for amounts drawn under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Holdings’ short-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $0.9 million on an annualized basis.
At March 31, 2023, Cleco Holdings had a $132.3 million long-term variable rate bank term loan outstanding at an interest rate of SOFR plus 1.725%, for an all-in interest rate of 6.53%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the three months ended March 31, 2023, was 6.190%.
At March 31, 2023, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. The borrowing costs under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility.
At March 31, 2023, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.35%, for an all-in interest rate of 6.157%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.2 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the three months ended March 31, 2023, was 5.815%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $3.4 million on an annualized basis.
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
Cleco Power and Cleco Cajun, each separately and individually, may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO locational marginal price nodes when serving customer load. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
During the three months ended March 31, 2023, Cleco Cajun had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap transactions. During the three months ended March 31, 2023, Cleco Power had natural gas derivative contracts consisting of financially settled swap transactions.
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

		FOR THE THREE MONTHS ENDED MAR. 31, 2023
(THOUSANDS)	AT MAR. 31, 2023	HIGH	LOW	AVERAGE
Cleco Power	$6,007	$7,391	$1,628	$4,451

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting Instruments” and “Note 7 — Derivative Instruments.”

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of March 31, 2023. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the updates to the risk factors below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed in the aforementioned report.

Cleco Cajun Divestiture

The timing and ultimate outcome of a divestiture of the Cleco Cajun Sale Group is uncertain.
In 2022, Cleco Holdings engaged in a strategic review process related to its investment in Cleco Cajun. In March 2023, the Cleco Cajun Sale Group met certain accounting criteria to be classified as held for sale and discontinued operations for presentation and disclosure purposes. For more information, see Part 1, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Discontinued Operations.”
The timing and ultimate outcome of the divestiture of the Cleco Cajun Sale Group is uncertain. Cleco's ability to divest the Cleco Cajun Sale Group, and the applicable terms, conditions, and timeline, will depend on the participation of potentially interested parties and the value such parties place on the Cleco Cajun Sale Group. It is possible that such parties may wish to acquire all, a portion, or none of the Cleco Cajun Sale Group (or engage in another transaction not presently being pursued), and the value that such parties may place on the Cleco Cajun Sale Group is uncertain. Divestiture of the Cleco Cajun Sale Group may yield results that are less desirable than are anticipated, or Cleco may choose to terminate the process and maintain its ownership in all or part of the Cleco Cajun Sale Group. The process may further be impacted by, among other things, global and domestic market and economic conditions, conditions generally impacting generation industries, changes in the regulatory environment or other factors outside of Cleco's control. Any transaction agreement that is entered into will contain various terms and conditions, and it is possible that even if entered into, such transaction may fail to be completed in a timely manner or at all. Any or all of these factors could have a material adverse effect on the business prospects, results of operations, financial condition, or cash flows of the Registrants.

Bank Failure

Adverse developments affecting financial institutions, including bank failures, could adversely affect Cleco’s liquidity and financial performance.
Cleco regularly maintains domestic cash deposits in Federal Deposit Insurance Corporation (FDIC) insured banks that exceed the FDIC insurance limits. While the FDIC has guaranteed depositors access to all of their money in connection with certain recent bank failures, there is no guarantee that the FDIC will act similarly to protect depositors beyond the FDIC insurance limits in the event of future bank failures. Furthermore, bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may constrain Cleco’s access to liquidity. The follow-on effects of the events surrounding recent bank failures and the pressure on other banks are unknown, and the impact of such potential effects is uncertain. Such effects could include failures of other financial institutions to which Cleco faces direct exposure. In the event of such contagion, the failure of a bank with which Cleco has a banking relationship may lead to significant disruptions in the liquidity, results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
4.1
Amended and Restated Third Supplemental Indenture dated as of May 1, 2023 between Cleco Corporate Holdings LLC and Regions Bank (as successor to Wells Fargo Bank, N.A.), as trustee (incorporated by reference to exhibit 4.2 to Cleco’s Current Report on Form 8-K filed May 2, 2023)

10.1	Amendment No. 1, dated February 17, 2023, to the Credit Agreement, dated May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent
10.2	Amendment No. 1, dated February 17, 2023, to the Term Loan Agreement, dated May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent
10.5	Form of Seventh Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2023, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
10.3	Amendment No. 1, dated February 17, 2023, to the Credit Agreement, dated May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent
10.4	Amendment No. 1, dated February 17, 2023, to the Term Loan Agreement, dated May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent
10.5	Form of Seventh Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2023, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2023 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 12, 2023