Form 10-Q
period 2023-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2023-08-09
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
Or
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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014.
Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Big Cajun II	Cleco Cajun’s generating facility located in New Roads, Louisiana consisting of Unit 1, Unit 2, and Unit 3. Cleco Cajun has a 58% ownership interest in the capacity of Unit 3.
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC and its subsidiaries
Cleco Cajun Sale Group	Cleco Cajun’s business for which Cleco Holdings’ management and Board of Managers have committed to a plan to divest through a sale to one or more parties, subject to Board of Managers approval
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Asset Management, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cleco Securitization I	Cleco Securitization I LLC, a special-purpose, wholly owned subsidiary of Cleco Power
Como 1	Como 1, L.P., currently known as Cleco Partners
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

Coughlin	Cleco Power’s 775-MW, natural gas-fired, combined cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
Dolet Hills Power Station	A 650-MW lignite-fired, steam generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station. The Dolet Hills Power Station was retired on December 31, 2021.
EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social, and Governance
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021.
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2.
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC, a wholly owned subsidiary of Cleco Cajun
Storm Recovery Property	Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers.
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW natural gas-fired, steam generating unit at Cleco Power’s plant site in Baldwin, Louisiana

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•the uncertainty in the timing and ultimate outcome of the divestiture of the Cleco Cajun Sale Group,
•resolution of pending, upcoming, or future rate cases and related litigation, formula rate proceedings, and related negotiations, as well as delays in cost recovery resulting from these proceedings,
•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on GHG emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to conflicts and hostilities, including the current armed conflict in Ukraine,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, and droughts, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•the ability of Cleco’s customers to pay their utility bills on time due to costs related to volatile fuel prices, severe weather recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•adverse developments affecting financial institutions, including bank failures,
•changes to federal income tax laws, regulations, and interpretive guidance, including the IRA of 2022,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, or increased distributed generation,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel,

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$260,789	$366,194
Other operations	24,742	18,688
Gross operating revenue	285,531	384,882
Electric customer credits	(736)	(129)
Operating revenue, net	284,795	384,753
Operating expenses
Fuel used for electric generation	62,800	149,658
Purchased power	40,845	51,412
Other operations and maintenance	60,754	55,856
Depreciation and amortization	45,768	46,253
Taxes other than income taxes	15,249	12,307
Total operating expenses	225,416	315,486
Operating income	59,379	69,267
Interest income	673	1,066
Allowance for equity funds used during construction	1,574	808
Other expense, net	(789)	(8,470)
Interest charges
Interest charges, net	41,317	35,501
Allowance for borrowed funds used during construction	(549)	(354)
Total interest charges	40,768	35,147
Income from continuing operations before income taxes	20,069	27,524
Federal and state income tax benefit	(2,989)	(3,577)
Income from continuing operations, net of income taxes	23,058	31,101
Income (loss) from discontinued operations, net of income taxes	24,272	(29,738)
Net income	$47,330	$1,363
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Net income	$47,330	$1,363
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $156 in 2023 and tax expense of $2 in 2022)	(423)	7
Total other comprehensive (loss) income, net of tax	(423)	7
Comprehensive income, net of tax	$46,907	$1,370
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$554,717	$659,871
Other operations	52,046	37,774
Gross operating revenue	606,763	697,645
Electric customer credits	(1,386)	(265)
Operating revenue, net	605,377	697,380
Operating expenses
Fuel used for electric generation	181,411	250,239
Purchased power	81,283	101,822
Other operations and maintenance	118,275	108,022
Depreciation and amortization	98,557	93,451
Taxes other than income taxes	32,036	25,677
Total operating expenses	511,562	579,211
Operating income	93,815	118,169
Interest income	1,940	1,809
Allowance for equity funds used during construction	2,806	1,740
Other expense, net	(252)	(8,747)
Interest charges
Interest charges, net	81,322	68,525
Allowance for borrowed funds used during construction	(1,066)	(737)
Total interest charges	80,256	67,788
Income from continuing operations before income taxes	18,053	45,183
Federal and state income tax benefit	(3,154)	(11,110)
Income from continuing operations, net of income taxes	21,207	56,293
(Loss) income from discontinued operations, net of income taxes	(77,899)	100,814
Net (loss) income	$(56,692)	$157,107
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Net (loss) income	$(56,692)	$157,107
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $311 in 2023 and tax expense of $8 in 2022)	(845)	21
Total other comprehensive (loss) income, net of tax	(845)	21
Comprehensive (loss) income, net of tax	$(57,537)	$157,128
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Assets
Current assets
Cash and cash equivalents	$71,857	$48,041
Restricted cash and cash equivalents	22,671	23,549
Customer accounts receivable (less allowance for credit losses of $1,252 in 2023 and $1,147 in 2022)	43,622	72,646
Accounts receivable - affiliate	19,964	14,611
Other accounts receivable	30,625	35,406
Unbilled revenue	50,856	46,040
Fuel inventory, at average cost	106,734	57,078
Materials and supplies, at average cost	134,636	116,943
Energy risk management assets	7,672	2,570
Accumulated deferred fuel	5,050	57,881
Cash surrender value of company-/trust-owned life insurance policies	54,728	52,859
Prepayments	20,500	16,623
Regulatory assets	47,888	47,173
Assets held for sale - discontinued operations	222,548	191,609
Other current assets	876	838
Total current assets	840,227	783,867
Property, plant, and equipment
Property, plant, and equipment	4,694,757	4,601,977
Accumulated depreciation	(838,302)	(752,184)
Net property, plant, and equipment	3,856,455	3,849,793
Construction work in progress	132,628	114,310
Total property, plant, and equipment, net	3,989,083	3,964,103
Equity investment in investee	2,072	2,072
Goodwill	1,490,797	1,490,797
Prepayments	1,509	1,512
Operating lease right of use assets	21,441	22,636
Restricted cash and cash equivalents	111,109	109,415
Note receivable	12,460	12,908
Regulatory assets - deferred taxes, net	33,983	8,803
Regulatory assets	604,567	611,917
Intangible asset - securitization	407,571	413,123
Intangible assets - other	15,279	20,086
Assets held for sale - discontinued operations	611,449	787,925
Other deferred charges	30,000	24,585
Total assets	$8,171,547	$8,253,749
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$120,000	$109,000
Long-term debt and finance leases due within one year	371,758	340,867
Accounts payable	108,261	131,627
Accounts payable - affiliate	13,122	13,092
Customer deposits	57,924	57,851
Provision for rate refund	3,399	3,074
Taxes payable	56,120	16,905
Interest accrued	22,132	25,540
Energy risk management liabilities	1,519	4,864
Regulatory liabilities - deferred taxes, net	41,389	42,890
Deferred compensation	13,190	12,162
Storm reserves	9,639	9,409
Liabilities held for sale - discontinued operations	69,676	76,102
Other current liabilities	31,658	29,314
Total current liabilities	919,787	872,697
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	796,243	820,300
Postretirement benefit obligations	200,093	200,665
Storm reserves	109,637	109,353
Asset retirement obligations	11,578	15,429
Operating lease liabilities	18,557	19,790
Liabilities held for sale - discontinued operations	75,978	94,467
Other deferred credits	47,937	34,887
Total long-term liabilities and deferred credits	1,260,023	1,294,891
Long-term debt and finance leases, net	3,102,207	3,139,094
Total liabilities	5,282,017	5,306,682
Commitments and contingencies (Note 14)
Member’s equity	2,889,530	2,947,067
Total liabilities and member’s equity	$8,171,547	$8,253,749
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023		2022
Operating activities
Net (loss) income	$(56,692)		$157,107
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	127,002		154,322
Provision for credit losses	2,146		1,210
Unearned compensation expense	4,641		2,380
Allowance for equity funds used during construction	(2,806)		(1,740)
Loss (gain) on energy risk management assets and liabilities, net	69,469		(89,991)
Loss on classification as held for sale	116,000		—
Deferred lease revenue	(2,301)		(4,603)
Deferred income taxes	(51,559)		17,522
Cash surrender value of company-/trust-owned life insurance	(889)		3,092
Changes in assets and liabilities
Accounts receivable	29,310		(49,606)
Accounts receivable, affiliate	(5,351)		(3,808)
Unbilled revenue	(4,816)		(11,002)
Fuel inventory and materials and supplies	(129,183)		(39,802)
Prepayments	(11,332)		(8,494)
Accounts payable	(31,200)		51,850
Accounts payable - affiliate	30		(40,664)
Customer deposits	2,219		6,034
Regulatory assets and liabilities, net	1,716		1,815
Asset retirement obligation	(4,520)		505
Deferred fuel recoveries	46,502		(38,992)
Other deferred accounts	(5,240)		(3,248)
Taxes accrued	40,297		32,616
Interest accrued	(3,408)		465
Energy risk management collateral	(6,500)		42,500
Other operating	824		(4,961)
Net cash provided by operating activities	124,359		174,507
Investing activities
Additions to property, plant, and equipment	(115,159)		(101,673)
Return of investment in company-owned life insurance	417		15,671
Other investing	1,177		891
Net cash used in investing activities	(113,565)		(85,111)
Financing activities
Draws on revolving credit facilities	96,000		55,000
Payments on revolving credit facilities	(85,000)		—
Issuances of long-term debt	—		424,946
Repayment of long-term debt	(3,204)		(325,000)
Payment of financing costs	—		(6,913)
Distributions to member	—		(132,838)
Other financing	(443)		(367)
Net cash provided by financing activities	7,353		14,828
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	18,147		104,224
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	191,572	(1)	150,982
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$209,719	(2)	$255,206
(1) Includes cash and cash equivalents of $48,041, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $109,415. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $10,567.
(2) Includes cash and cash equivalents of $71,857, current restricted cash and cash equivalents of $22,671, and non-current restricted cash and cash equivalents of $111,109. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,082.

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Supplementary cash flow information
Interest paid, net of amount capitalized	$85,393	$64,035
Income taxes paid, net	$2,162	$—
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$6,558	$5,626
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$—	$197,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Mar. 31, 2022	$2,454,276	$669,253	$(23,615)	$3,099,914
Distributions to member	—	(122,838)	—	(122,838)
Net income	—	1,363	—	1,363
Other comprehensive income, net of tax	—	—	7	7
Balances, June 30, 2022	$2,454,276	$547,778	$(23,608)	$2,978,446

Balances, Mar. 31, 2023	$2,454,276	$388,710	$(363)	$2,842,623
Net income	—	47,330	—	47,330
Other comprehensive loss, net of tax	—	—	(423)	(423)
Balances, June 30, 2023	$2,454,276	$436,040	$(786)	$2,889,530

Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
Distributions to member	—	(132,838)	—	(132,838)
Net income	—	157,107	—	157,107
Other comprehensive income, net of tax	—	—	21	21
Balances, June 30, 2022	$2,454,276	$547,778	$(23,608)	$2,978,446

Balances, Dec. 31, 2022	$2,454,276	$492,732	$59	$2,947,067
Net loss	—	(56,692)	—	(56,692)
Other comprehensive loss, net of tax	—	—	(845)	(845)
Balances, June 30, 2023	$2,454,276	$436,040	$(786)	$2,889,530
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$263,176	$368,614
Other operations	24,741	18,686
Affiliate revenue	1,635	1,628
Gross operating revenue	289,552	388,928
Electric customer credits	(736)	(129)
Operating revenue, net	288,816	388,799
Operating expenses
Fuel used for electric generation	62,800	149,658
Purchased power	40,845	51,412
Other operations and maintenance	57,386	52,277
Depreciation and amortization	43,722	44,299
Taxes other than income taxes	14,342	11,547
Total operating expenses	219,095	309,193
Operating income	69,721	79,606
Interest income	579	1,035
Allowance for equity funds used during construction	1,574	808
Other expense, net	(1,005)	(2,225)
Interest charges
Interest charges, net	24,732	21,659
Allowance for borrowed funds used during construction	(549)	(354)
Total interest charges	24,183	21,305
Income before income taxes	46,686	57,919
Federal and state income tax expense	3,247	3,214
Net income	$43,439	$54,705
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Net income	$43,439	$54,705
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $36 in 2023 and $113 in 2022)	96	307
Amortization of interest rate derivatives to earnings (net of tax expense of $23 in 2023 and 2022)	63	63
Total other comprehensive income, net of tax	159	370
Comprehensive income, net of tax	$43,598	$55,075
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$559,524	$664,711
Other operations	52,044	37,771
Affiliate revenue	3,323	3,087
Gross operating revenue	614,891	705,569
Electric customer credits	(1,386)	(265)
Operating revenue, net	613,505	705,304
Operating expenses
Fuel used for electric generation	181,411	250,239
Purchased power	81,283	101,822
Other operations and maintenance	111,377	101,006
Depreciation and amortization	94,454	89,538
Taxes other than income taxes	30,337	24,178
Total operating expenses	498,862	566,783
Operating income	114,643	138,521
Interest income	1,764	1,775
Allowance for equity funds used during construction	2,806	1,740
Other income (expense), net	301	(4,261)
Interest charges
Interest charges, net	49,587	40,845
Allowance for borrowed funds used during construction	(1,066)	(737)
Total interest charges	48,521	40,108
Income before income taxes	70,993	97,667
Federal and state income tax expense	4,737	3,938
Net income	$66,256	$93,729
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Net income	$66,256	$93,729
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $71 in 2023 and $226 in 2022)	192	613
Amortization of interest rate derivatives to earnings (net of tax expense of $46 in 2023 and 2022)	126	126
Total other comprehensive income, net of tax	318	739
Comprehensive income, net of tax	$66,574	$94,468
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Assets
Utility plant and equipment
Property, plant, and equipment	$5,828,485	$5,736,526
Accumulated depreciation	(2,163,184)	(2,082,153)
Net property, plant, and equipment	3,665,301	3,654,373
Construction work in progress	131,539	113,470
Total utility plant and equipment, net	3,796,840	3,767,843
Current assets
Cash and cash equivalents	30,518	14,703
Restricted cash and cash equivalents	22,671	23,549
Customer accounts receivable (less allowance for credit losses of $1,252 in 2023 and $1,147 in 2022)	43,622	72,646
Accounts receivable - affiliate	2,435	3,771
Other accounts receivable	28,765	33,444
Unbilled revenue	50,856	46,040
Fuel inventory, at average cost	106,734	57,078
Materials and supplies, at average cost	134,636	116,943
Energy risk management assets	7,672	2,570
Accumulated deferred fuel	5,050	57,881
Cash surrender value of company-owned life insurance policies	9,630	9,471
Prepayments	13,199	11,765
Regulatory assets	40,152	39,438
Other current assets	876	838
Total current assets	496,816	490,137
Equity investment in investee	2,072	2,072
Prepayments	1,422	1,493
Operating lease right of use assets	21,438	22,628
Restricted cash and cash equivalents	111,086	109,392
Note receivable	12,460	12,908
Regulatory assets - deferred taxes, net	33,983	8,803
Regulatory assets	489,661	491,978
Intangible asset - securitization	407,571	413,123
Other deferred charges	29,312	23,796
Total assets	$5,402,661	$5,344,173
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Liabilities and member’s equity
Member’s equity	$2,064,486	$2,022,912
Long-term debt and finance leases, net	1,654,151	1,786,447
Total capitalization	3,718,637	3,809,359
Current liabilities
Short-term debt	25,000	45,000
Long-term debt and finance leases due within one year	239,904	110,344
Accounts payable	98,740	119,435
Accounts payable - affiliate	13,352	12,448
Customer deposits	57,924	57,851
Provision for rate refund	3,399	3,074
Taxes payable	50,770	15,277
Interest accrued	11,628	15,276
Energy risk management liabilities	1,519	4,864
Regulatory liabilities - deferred taxes, net	41,389	42,890
Storm reserves	9,639	9,409
Other current liabilities	20,799	18,360
Total current liabilities	574,063	454,228
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	790,265	770,127
Postretirement benefit obligations	137,501	137,754
Storm reserves	109,637	109,353
Asset retirement obligations	11,452	15,301
Operating lease liabilities	18,557	19,790
Other deferred credits	42,549	28,261
Total long-term liabilities and deferred credits	1,109,961	1,080,586
Total liabilities and member’s equity	$5,402,661	$5,344,173
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023		2022
Operating activities
Net income	$66,256		$93,729
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	97,305		93,589
Provision for credit losses	2,146		1,210
Allowance for equity funds used during construction	(2,806)		(1,740)
Deferred income taxes	(7,792)		4,334
Changes in assets and liabilities
Accounts receivable	29,659		(23,192)
Accounts receivable - affiliate	2,286		11,978
Unbilled revenue	(4,816)		(11,002)
Fuel inventory and materials and supplies	(66,595)		(39,493)
Prepayments	(1,093)		404
Accounts payable	(19,923)		29,774
Accounts payable - affiliate	663		(58,837)
Customer deposits	2,219		6,034
Asset retirement obligation	(4,361)		234
Deferred fuel recoveries	46,502		(38,992)
Other deferred accounts	755		1,340
Taxes accrued	34,574		23,668
Interest accrued	(3,648)		456
Other operating	2,906		(2,824)
Net cash provided by operating activities	174,237		90,670
Investing activities
Additions to property, plant, and equipment	(110,480)		(98,162)
Other investing	1,497		869
Net cash used in investing activities	(108,983)		(97,293)
Financing activities
Draws on revolving credit facility	25,000		55,000
Payments on revolving credit facility	(45,000)		—
Issuances of long-term debt	—		424,946
Repayment of long-term debt	(3,204)		(325,000)
Payment of financing costs	—		(6,906)
Distributions to member	(25,000)		(52,000)
Other financing	(419)		(367)
Net cash (used in) provided by financing activities	(48,623)		95,673
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	16,631		89,050
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	147,644	(1)	87,341
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$164,275	(2)	$176,391

Supplementary cash flow information
Interest paid, net of amount capitalized	$50,692		$35,480
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$5,908		$5,345
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$—		$197,689
(1) Includes cash and cash equivalents of $14,703, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $109,392.
(2) Includes cash and cash equivalents of $30,518, current restricted cash and cash equivalents of $22,671, and non-current restricted cash and cash equivalents of $111,086.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY
Balances, Mar. 31, 2022	$2,005,744	$(17,814)	$1,987,930
Distributions to member	(52,000)	—	(52,000)
Net income	54,705	—	54,705
Other comprehensive income, net of tax	—	370	370
Balances, June 30, 2022	$2,008,449	$(17,444)	$1,991,005

Balances, Mar. 31, 2023	$2,054,094	$(8,206)	$2,045,888
Net income	43,439	—	43,439
Distributions to member	(25,000)	—	(25,000)
Other comprehensive income, net of tax	—	159	159
Balances, June 30, 2023	$2,072,533	$(8,047)	$2,064,486

Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
Distributions to member	(52,000)	—	(52,000)
Net income	93,729	—	93,729
Other comprehensive income, net of tax	—	739	739
Balances, June 30, 2022	$2,008,449	$(17,444)	$1,991,005

Balances, Dec. 31, 2022	$2,031,277	$(8,365)	$2,022,912
Net income	66,256	—	66,256
Distributions to member	(25,000)	—	(25,000)
Other comprehensive income, net of tax	—	318	318
Balances, June 30, 2023	$2,072,533	$(8,047)	$2,064,486
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 7	Derivative Instruments	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Segment Disclosures	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Current
Cleco Power’s storm restoration costs - Hurricane Ida	$9,639	$9,409
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	13,032	14,140
Total current	22,671	23,549
Non-current
Diversified Lands’ mitigation escrow	23	23
Cleco Power’s future storm restoration costs	104,886	103,306
Cleco Power’s storm restoration costs - Hurricane Ida	6,200	6,086
Total non-current	111,109	109,415
Total restricted cash and cash equivalents	$133,780	$132,964

Cleco Power
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Current
Storm restoration costs - Hurricane Ida	$9,639	$9,409
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs	13,032	14,140
Total current	22,671	23,549
Non-current
Future storm restoration costs	104,886	103,306
Storm restoration costs - Hurricane Ida	6,200	6,086
Total non-current	111,086	109,392
Total restricted cash and cash equivalents	$133,757	$132,941
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
As a result of the market price volatility of natural gas throughout 2022 and during the first and second quarters of 2023, Cleco has experienced significant increases to the pass-through fuel component of retail customer energy bills. Due to these increased customer fuel costs, along with the impacts of a 40-year high inflation rate, Cleco has experienced increases in credit loss reserves. These factors have not been and are not expected to be material to Cleco’s results of operations, financial condition, or cash flows.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2023			FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, beginning of period	$1,127	$1,638	$2,765	$1,147	$1,638	$2,785
Current period provision	906	—	906	2,146	—	2,146
Charge-offs	(1,108)	—	(1,108)	(2,746)	—	(2,746)
Recovery	327	—	327	705	—	705
Balances, June 30, 2023	$1,252	$1,638	$2,890	$1,252	$1,638	$2,890
* Loan held at Diversified Lands that was fully reserved at December 31, 2020.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2022			FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, beginning of period	$1,002	$1,638	$2,640	$1,302	$1,638	$2,940
Current period provision	819	—	819	1,210	—	1,210
Charge-offs	(916)	—	(916)	(2,005)	—	(2,005)
Recovery	285	—	285	683	—	683
Balances, June 30, 2022	$1,190	$1,638	$2,828	$1,190	$1,638	$2,828
* Loan held at Diversified Lands that was fully reserved at December 31, 2020.

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,127	$1,147
Current period provision	906	2,146
Charge-offs	(1,108)	(2,746)
Recovery	327	705
Balances, June 30, 2023	$1,252	$1,252

	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,002	$1,302
Current period provision	819	1,210
Charge-offs	(916)	(2,005)
Recovery	285	683
Balances, June 30, 2022	$1,190	$1,190

Note 2 — Recent Authoritative Guidance
In March 2023, FASB issued guidance that applies to leases between entities under common control. The guidance provides a practical expedient for determining whether an arrangement between entities under common control is a lease as well as the classification of the lease. In addition, the leasehold improvements amortization period is to be determined by the useful life to the common group rather than the term of the lease. The new guidance is effective for fiscal years beginning after December 15, 2023. Cleco has arrangements between entities under common control and management is evaluating the impacts of this guidance on the results of operations, financial condition, and cash flows of the Registrants.

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
In February 2019 in connection with the approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. Proceeds from the divestiture of the Cleco Cajun Sale Group must be used to satisfy the LPSC commitment. At June 30, 2023, $132.3 million of that debt remains outstanding. Interest expense on that debt is included in discontinued operations.
As a result of Cleco’s determination that the held for sale criteria for the Cleco Cajun Sale Group were met, Cleco determined that the estimated fair value less the estimated cost to sell the Cleco Cajun Sale Group was less than the carrying value of the Cleco Cajun Sale Group. This resulted in an impairment charge of $96.0 million in the first quarter of 2023 and an additional impairment charge of $20.0 million in the second quarter of 2023. The impairment charges reduced the carrying value of the Cleco Cajun Sale Group to its estimated fair value less estimated cost to sell. The additional impairment charge was primarily due to changes in assumptions related to the expected sale proceeds and closing date. The impairment charges are recognized in Loss from discontinued operations, net of income taxes on Cleco's Condensed Consolidated Statement of Income. The estimated fair value was based on a weighted average of potential sale scenarios that were determined through the income and market approaches. The fair value estimates involved a number of judgments and assumptions including the future performance of the Cleco Cajun Sale Group through the expected divestiture date, the expected sale proceeds and the timing of such proceeds, replacement interconnection value, and the weighted average cost of capital or discount rate. The fair value measurement of the Cleco Cajun Sale Group is classified as Level 3 in the fair value hierarchy.
The following table presents the amounts that have been reclassified from continuing operations and included in discontinued operations within Cleco’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023, and 2022:

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
Operating revenue, net
Electric operations	$123,462	$126,089	$232,223	$229,722
Other operations	26,469	36,712	61,182	72,324
Operating revenue, net	149,931	162,801	293,405	302,046
Operating expenses
Fuel used for electric generation	23,548	18,954	111,147	(84,134)
Purchased power	47,962	95,522	108,587	163,630
Other operations and maintenance	23,945	21,942	47,313	41,000
Depreciation and amortization	502	21,929	15,015	43,819
Total operating expenses	95,957	158,347	282,062	164,315
Operating income	53,974	4,454	11,343	137,731
Other (expense) income, net	(3)	(4)	131	84
Interest, net	(1,924)	(1,085)	(3,710)	(1,951)
Loss on classification as held for sale	(20,000)	—	(116,000)	—
Income (loss) from discontinued operations before income taxes	32,047	3,365	(108,236)	135,864
Federal and state income tax expense (benefit)	7,775	33,103	(30,337)	35,050
Income (loss) from discontinued operations, net of income taxes	$24,272	$(29,738)	$(77,899)	$100,814

The following table presents the assets and liabilities of the Cleco Cajun Sale Group that have been reclassified as held for sale within Cleco’s Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022:

(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Cash, cash equivalents, and restricted cash equivalents	$4,082	$10,567
Accounts receivable	61,986	60,750
Fuel inventory, at average cost	95,147	33,153
Materials and supplies, at average cost	34,790	34,195
Energy risk management assets	42,752	106,164
Property, plant, and equipment, net	637,165	650,936
Prepayments	20,515	23,601
Intangible assets - other	32,569	36,548
Other assets	20,991	23,620
Loss recognized on classification as held for sale	(116,000)	—
Total assets held for sale - discontinued operations	$833,997	$979,534
Accounts payable	$52,455	$60,586
Deferred lease revenue	19,945	22,246
Intangible liabilities	12,695	13,956
Asset retirement obligations	45,212	63,725
Other liabilities	15,347	10,056
Total liabilities held for sale - discontinued operations	$145,654	$170,569

Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations.
The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the three and six months ended June 30, 2023, and 2022:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Net cash (used in) provided by operating activities - discontinued operations	$(2,454)	$2,865
Net cash used in investing activities - discontinued operations	$(4,031)	$(2,839)

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

Disaggregated Revenue
Operating revenue, net for the three and six months ended June 30, 2023, and 2022 was as follows:

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$103,144		$—		$—	$103,144
Commercial (1)	68,067		—		—	68,067
Industrial (1)	37,615		—		—	37,615
Other retail (1)	4,070		—		—	4,070
Electric customer credits	(736)		—		—	(736)
Total retail revenue	212,160		—		—	212,160
Wholesale, net	48,481	(1)	(2,387)	(2)	—	46,094
Transmission	13,955		—		—	13,955
Other	4,551		—		—	4,551
Affiliate (3)	1,635		28,902		(30,537)	—
Total revenue from contracts with customers	280,782		26,515		(30,537)	276,760
Revenue unrelated to contracts with customers
Securitization	6,236		—		—	6,236
Other	1,798	(4)	1		—	1,799
Total revenue unrelated to contracts with customers	8,034		1		—	8,035
Operating revenue, net	$288,816		$26,516		$(30,537)	$284,795
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

	FOR THE THREE MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$131,813		$—		$—	$131,813
Commercial (1)	84,336		—		—	84,336
Industrial (1)	50,188		—		—	50,188
Other retail (1)	4,297		—		—	4,297
Electric customer credits	(129)		—		—	(129)
Total retail revenue	270,505		—		—	270,505
Wholesale, net	91,934	(1)	(2,420)	(2)	—	89,514
Transmission	13,688		—		—	13,688
Other	4,998		—		—	4,998
Affiliate (3)	1,628		25,752		(27,380)	—
Total revenue from contracts with customers	382,753		23,332		(27,380)	378,705
Revenue unrelated to contracts with customers
Other	6,046	(4)	2		—	6,048
Total revenue unrelated to contracts with customers	6,046		2		—	6,048
Operating revenue, net	$388,799		$23,334		$(27,380)	$384,753
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$210,340		$—		$—	$210,340
Commercial (1)	145,724		—		—	145,724
Industrial (1)	87,025		—		—	87,025
Other retail (1)	8,644		—		—	8,644
Electric customer credits	(1,386)		—		—	(1,386)
Total retail revenue	450,347		—		—	450,347
Wholesale, net	105,164	(1)	(4,807)	(2)	—	100,357
Transmission, net	26,485		—		—	26,485
Other	10,100		—		—	10,100
Affiliate (3)	3,323		56,416		(59,739)	—
Total revenue from contracts with customers	595,419		51,609		(59,739)	587,289
Revenue unrelated to contracts with customers
Securitization	15,462		—		—	15,462
Other	2,624	(4)	2		—	2,626
Total revenue unrelated to contracts with customers	18,086		2		—	18,088
Operating revenue, net	$613,505		$51,611		$(59,739)	$605,377
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

	FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$244,236		$—		$—	$244,236
Commercial (1)	160,870		—		—	160,870
Industrial (1)	96,462		—		—	96,462
Other retail (1)	8,426		—		—	8,426
Electric customer credits	(265)		—		—	(265)
Total retail revenue	509,729		—		—	509,729
Wholesale, net	147,298	(1)	(4,840)	(2)	—	142,458
Transmission, net	27,580	(4)	—		—	27,580
Other	10,191		1		—	10,192
Affiliate (6)	3,087		53,145		(56,232)	—
Total revenue from contracts with customers	697,885		48,306		(56,232)	689,959
Revenue unrelated to contracts with customers
Other	7,419	(4)	2		—	7,421
Total revenue unrelated to contracts with customers	7,419		2		—	7,421
Operating revenue, net	$705,304		$48,308		$(56,232)	$697,380
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

Cleco and Cleco Power have unsatisfied performance obligations under contracts with electric cooperatives, retail customers, and municipalities with durations ranging between 2 and 12 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At June 30, 2023, Cleco and Cleco Power had $300.1 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Regulatory assets
Acadia Unit 1 acquisition costs	$1,754	$1,807	16.5
Accumulated deferred fuel (1)	5,050	57,881	Various
Affordability study	11,026	11,715	8
AFUDC equity gross-up	61,929	63,477	Various	(2)
AMI deferred revenue requirement	1,227	1,499	2.75
AROs (8)	18,636	17,218
Bayou Vista to Segura transmission project deferred revenue requirement	—	2,510
Coughlin transaction costs	799	815	26
COVID-19 executive order (8)	2,953	2,953
Deferred lignite and mine closure costs (7)	135,104	133,587
Deferred storm restoration costs - Hurricane Delta (6)	88	109
Deferred storm restoration costs - Hurricane Ida (7)	9,639	9,409
Deferred storm restoration costs - Hurricane Laura (6)	367	457
Deferred storm restoration costs - Hurricane Zeta (6)	7	9
Deferred taxes, net	33,983	8,803	Various
Dolet Hills Power Station closure costs (7)	147,238	147,082
Energy efficiency	—	235
Financing costs (1)	6,272	6,456	Various	(3)
Interest costs	3,085	3,210	Various	(2)
Madison Unit 3 property taxes	13,150	13,038	Various	(9)
Non-service cost of postretirement benefits	14,878	14,810	Various	(2)
Other	15,508	14,114	Various
Postretirement costs	47,317	47,317	Various	(4)
Production operations and maintenance expenses	9,010	10,443	Various	(5)
Rodemacher Unit 2 deferred costs (8)	15,635	12,645
St. Mary Clean Energy Center	3,480	4,350	2
Training costs	5,696	5,774	36.5
Tree trimming costs	5,015	6,377	1.75
Total regulatory assets	568,846	598,100
Regulatory liabilities
Deferred taxes, net	(41,389)	(42,890)	Various
Storm reserves	(119,276)	(118,762)
Total regulatory liabilities	(160,665)	(161,652)
Total regulatory assets, net	$408,181	$436,448
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at June 30, 2023, and December 31, 2022. All other assets are earning a return on investment.
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
(8) Currently not in a recovery period.
(9) Beginning July 1, 2021, property taxes paid for the year ended December 31, are being amortized over the subsequent 12 months beginning July 1.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Total Cleco Power regulatory assets, net	$408,181	$436,448
2016 Merger adjustments *
Fair value of long-term debt	101,047	104,748
Postretirement costs	10,442	11,436
Financing costs	6,732	6,904
Debt issuance costs	4,421	4,587
Total Cleco regulatory assets, net	$530,823	$564,123
* Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such expenses.
At June 30, 2023, Cleco Power recorded a decrease of $52.8 million in the associated regulatory asset as a result of lower fuel costs.

Note 6 — Fair Value Accounting Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. Cleco makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risks such as the risks inherent in valuation techniques and risks associated with inputs to those valuation techniques. Credit risk of Cleco and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which were immaterial at June 30, 2023, and December 31, 2022. Cleco’s valuation techniques maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2023, and December 31, 2022, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$199,672	$199,672	$—	$—	$172,741	$172,741	$—	$—
FTRs	7,330	—	—	7,330	2,570	—	—	2,570
Natural gas derivatives	916	—	916	—	—	—	—	—
Total assets	$207,918	$199,672	$916	$7,330	$175,311	$172,741	$—	$2,570
Liability description
FTRs	$871	$—	$—	$871	$294	$—	$—	$294
Natural gas derivatives	648	—	648	—	4,570	—	4,570	—
Total liabilities	$1,519	$—	$648	$871	$4,864	$—	$4,570	$294

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$158,483	$158,483	$—	$—	$139,752	$139,752	$—	$—
FTRs	7,330	—	—	7,330	2,570	—	—	2,570
Natural gas derivatives	916	—	916	—	—	—	—	—
Total assets	$166,729	$158,483	$916	$7,330	$142,322	$139,752	$—	$2,570
Liability description
FTRs	$871	$—	$—	$871	$294	$—	$—	$294
Natural gas derivatives	648	—	648	—	4,570	—	4,570	—
Total liabilities	$1,519	$—	$648	$871	$4,864	$—	$4,570	$294

Cleco has consistently applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the six months ended June 30, 2023, and the year ended December 31, 2022, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At June 30, 2023, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased. At December 31, 2022, Cleco and Cleco Power had short-term investments in money market funds that had a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2023, and December 31, 2022:

Cleco
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Cash and cash equivalents	$65,894	$39,779
Current restricted cash and cash equivalents	$22,671	$23,548
Non-current restricted cash and cash equivalents	$111,107	$109,414

Cleco Power
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Cash and cash equivalents	$24,727	$6,813
Current restricted cash and cash equivalents	$22,671	$23,548
Non-current restricted cash and cash equivalents	$111,085	$109,391

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
The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
Balances, beginning of period	$633	$567	$2,276	$4,918
Unrealized (losses) gains*	(211)	4,267	(211)	4,267
Purchases	8,087	6,577	8,023	6,869
Settlements	(2,050)	(1,273)	(3,629)	(5,916)
Balances, June 30, 2023	$6,459	$10,138	$6,459	$10,138
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheet.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of June 30, 2023, and December 31, 2022:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at June 30, 2023	$7,330	$871	RTO auction pricing	FTR price - per MWh	$(5.40)	$8.06
FTRs at Dec. 31, 2022	$2,570	$294	RTO auction pricing	FTR price - per MWh	$(5.11)	$13.65

Natural Gas Derivatives
Cleco may enter into physical and financial fixed price or options contracts that financially settle or are delivered at a future date. Management has not elected to apply hedge accounting to these contracts as allowed under applicable accounting standards. Cleco Power’s natural gas derivative contracts are marked-to-market with the resulting unrealized gain or loss recorded as a component of Accumulated deferred fuel on the balance sheet. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2023		AT DEC. 31, 2022
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,475,808	$3,185,371	$3,482,556	$3,180,208
* The carrying value of long-term debt does not include deferred issuance costs of $15.0 million at June 30, 2023, and $16.2 million at December 31, 2022.

Cleco Power
	AT JUNE 30, 2023		AT DEC. 31, 2022
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,892,462	$1,834,453	$1,895,508	$1,825,192
* The carrying value of long-term debt does not include deferred issuance costs of $11.6 million at June 30, 2023, and $12.3 million at December 31, 2022.

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

Concentrations of Credit Risk
At June 30, 2023, and December 31, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to capture interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government to maintain liquidity and achieve the goal of a net asset value of a dollar.
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

Note 7 — Derivative Instruments
In the normal course of business, Cleco utilizes derivative instruments, such as natural gas derivatives and FTRs, to mitigate volatility of overall fuel and purchased power costs. For Cleco Power, recovery of these costs is included in its FAC and reflected on customers’ bills as a component of the fuel charge.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
Cleco has not elected to designate any of its current instruments as an accounting hedge. At June 30, 2023, there was no collateral posted with or received from counterparties that was netted on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At December 31, 2022, cash collateral received from counterparties by Cleco Cajun was $6.5 million, all of which is included in Assets held for sale on Cleco’s Condensed Consolidated Balance Sheet. The following table presents the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2023, and at December 31, 2022:

	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2023	AT DEC. 31, 2022
Commodity-related contracts
FTRs
Current	Energy risk management assets	$7,330	$2,570
Current	Energy risk management liabilities	(871)	(294)
Natural gas derivatives
Current	Energy risk management assets	342	—
Non-current	Energy risk management assets	574	—
Current	Energy risk management liabilities	(648)	(4,570)
Commodity-related contracts, net		$6,727	$(2,294)
The following table presents the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023, and 2022:

	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2023	2022	2023	2022
Commodity-related contracts
FTRs(1)	Electric operations	$1,835	$6,080	$2,694	$7,663
FTRs(1)	Purchased power	(1,499)	(1,846)	(2,096)	(3,083)
Natural gas derivatives(2) (3)	Fuel used for electric generation	(11,284)	—	(17,823)	—
Total		$(10,948)	$4,234	$(17,225)	$4,580
(1) For the three and six months ended June 30, 2023, unrealized losses associated with FTRs of $0.2 million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2022, unrealized gains associated with FTRs of $4.3 million were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three and six months ended June 30, 2023, unrealized gains associated with natural gas derivatives of $8.2 million and $3.7 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. Cleco Power had no natural gas derivatives during the six months ended June 30, 2022.
(3) For the three and six months ended June 30, 2023, realized losses associated with natural gas derivatives of $0.6 million were reported through Accumulated deferred fuel on the balance sheet. Cleco Power had no natural gas derivatives during the six months ended June 30, 2022.
The following table presents the volume of commodity-related derivative contracts outstanding at June 30, 2023, and December 31, 2022, for Cleco and Cleco Power:

		TOTAL VOLUME OUTSTANDING
(THOUSAND)	UNIT OF MEASURE	AT JUNE 30, 2023	AT DEC. 31, 2022
Commodity-related contracts
FTRs	MWh	20,554	9,085
Natural gas derivatives	MMBtus	31,615	4,840

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
At June 30, 2023, and December 31, 2022, Cleco’s long-term debt and finance leases outstanding due within one year was $371.8 million and $340.9 million, respectively. The increase of $30.9 million is primarily due to the reclassification of $125.0 million of Cleco Power’s bank term loan due in May 2024, $66.7 million of Cleco Holdings’ bank term loan due in May 2024, and an additional $4.6 million of scheduled principal payments on Cleco Securitization I’s storm recovery bonds. These increases are partially offset by the reclassification of Cleco Holdings’ $165.0 million senior notes due in 2023 to long-term debt as a result of the extension of the maturity date of such senior notes to May 1, 2025.
At June 30, 2023, and December 31, 2022, Cleco Power’s long-term debt and finance leases outstanding due within one year was $239.9 million and $110.3 million, respectively. The increase of $129.6 million is primarily due to the reclassification of Cleco Power’s $125.0 million bank term loan due in May

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
2024 and an additional $4.6 million of scheduled principal payments on Cleco Securitization I’s storm recovery bonds.

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2022, management estimates that pension contributions totaling $74.5 million will be required through 2027. Cleco expects to make a $25.7 million minimum required contribution to the pension plan in 2024. Cleco is not required to make any contributions to the pension plan in 2023.
Cleco Power is the plan sponsor and Support Group is the plan administrator. Benefits under the plan reflect an employee’s years of service, age at retirement, and accrued benefit at retirement.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and six months ended June 30, 2023, and 2022 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
Components of periodic benefit costs
Service cost	$1,173	$2,040	$365	$546
Interest cost	6,606	4,960	566	368
Expected return on plan assets	(7,386)	(6,177)	—	—
Amortizations
Net loss (gain)	—	3,083	(13)	298
Net periodic benefit cost	$393	$3,906	$918	$1,212

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
Components of periodic benefit costs
Service cost	$2,347	$4,086	$729	$1,092
Interest cost	13,211	9,920	1,132	736
Expected return on plan assets	(14,772)	(12,354)	—	—
Amortizations
Net loss (gain)	—	6,168	(25)	596
Net periodic benefit cost	$786	$7,820	$1,836	$2,424

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2023, was $0.4 million and $0.8 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2022, was $0.7 million and $1.4 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023, was $0.9 million and $1.7 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022, was $1.1 million and $2.2 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at June 30, 2023, and December 31, 2022, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Current	$5,017	$5,017
Non-current	$37,172	$38,366

Cleco Power
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Current	$4,310	$4,310
Non-current	$29,082	$30,082

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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and six months ended June 30, 2023, and 2022 were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
Components of periodic benefit costs
Service cost	$35	$57	$71	$113
Interest cost	901	670	1,802	1,340
Amortizations
Prior period service credit	(54)	(54)	(107)	(107)
Net (gain) loss	(15)	262	(32)	524
Net periodic benefit cost	$867	$935	$1,734	$1,870

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023, was $0.1 million and $0.2 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022, was $0.1 million and $0.3 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2023, and December 31, 2022, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Current	$4,713	$4,713
Non-current	$63,409	$63,714

Cleco Power
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Current	$672	$672
Non-current	$8,907	$9,087
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
employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and six months ended June 30, 2023, and 2022 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
401(k) Plan expense	$1,926	$1,522	$4,080	$3,702

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2023, and 2022 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
401(k) Plan expense	$670	$539	$1,572	$1,449

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates from continuing operations for Cleco and Cleco Power for the three and six months ended June 30, 2023, and 2022:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Effective tax rate	(14.9)%	(13.0)%	(17.5)%	(24.6)%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Effective tax rate	7.0%	5.5%	6.7%	4.0%

For Cleco and Cleco Power, the effective income tax rates for the three and six months ended June 30, 2023, were different than the federal statutory rate primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, and state tax expense.
For Cleco, the effective income tax rates for the three and six months ended June 30, 2022, were different than the federal statutory rate primarily due to the adjustment to record tax expense at the projected annual effective tax rate, the amortization of excess ADIT, the flow through of state tax benefits, permanent deductions, and state tax expense.
For Cleco Power, the effective income tax rate for the three months ended June 30, 2022, was different than the federal statutory rate primarily due to the adjustment to record tax expense at the projected annual effective tax rate, the amortization of excess ADIT, the flow through of state tax benefits, and state tax expense.
For Cleco Power, the effective income tax rate for the six months ended June 30, 2022, was different than the federal statutory rate primarily due to the amortization of excess ADIT, the flow through of state tax benefits, and state tax expense.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three and six months ended June 30, 2023, and 2022, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At June 30, 2023, and December 31, 2022, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2019, 2020, and 2021, the IRS has completed its review of tax years 2019 and 2020, and these tax returns were filed consistent with the IRS’s review. The IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2021 tax year. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. The IRS has accepted Cleco’s application for the Compliance Assurance Process for the 2022 tax year and the Compliance Assurance Maintenance phase for the 2023 tax year.
The state income tax years 2019, 2020, and 2021 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three and six months ended June 30, 2023, and 2022, no penalties were recognized.

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

Segment Information
FOR THE THREE MONTHS ENDED JUNE 30, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$263,176
Other operations	24,741
Affiliate revenue	1,635
Electric customer credits	(736)
Operating revenue, net	$288,816
Net income	$43,439
Add: Depreciation and amortization	43,722
Less: Interest income	579
Add: Interest charges	24,183
Add: Federal and state income tax expense	3,247
EBITDA	$114,012

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$263,176	$(2,387)		$—	$260,789
Other operations	24,741	1		—	24,742
Affiliate revenue	1,635	28,902		(30,537)	—
Electric customer credits	(736)	—		—	(736)
Operating revenue, net	$288,816	$26,516		$(30,537)	$284,795
Depreciation and amortization	$43,722	$4,433	(1)	$—	$48,155
Interest income	$579	$133		$(39)	$673
Interest charges	$24,183	$16,624		$(39)	$40,768
Federal and state income tax expense (benefit)	$3,247	$(6,236)		$—	$(2,989)
Income (loss) from continuing operations, net of income taxes	$43,439	$(20,380)		$(1)	$23,058
Income from discontinued operations, net of income taxes	—	24,272		—	24,272
Net income	$43,439	$3,892		$(1)	$47,330
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE THREE MONTHS ENDED JUNE 30, 2022 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$368,614
Other operations	18,686
Affiliate revenue	1,628
Electric customer credits	(129)
Operating revenue, net	$388,799
Net income	$54,705
Add: Depreciation and amortization	44,299
Less: Interest income	1,035
Add: Interest charges	21,305
Add: Federal and state income tax expense	3,214
EBITDA	$122,488

FOR THE THREE MONTHS ENDED JUNE 30, 2022 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$368,614	$(2,420)		$—	$366,194
Other operations	18,686	2		—	18,688
Affiliate revenue	1,628	25,752		(27,380)	—
Electric customer credits	(129)	—		—	(129)
Operating revenue, net	$388,799	$23,334		$(27,380)	$384,753
Depreciation and amortization	$44,299	$4,373	(1)	$1	$48,673
Interest income	$1,035	$53		$(22)	$1,066
Interest charges	$21,305	$13,863		$(21)	$35,147
Federal and state income tax expense (benefit)	$3,214	$(6,791)		$—	$(3,577)
Income (loss) from continuing operations, net of income taxes	$54,705	$(23,603)		$(1)	$31,101
Loss from discontinued operations, net of income taxes	—	(29,738)		—	(29,738)
Net income	$54,705	$(53,341)		$(1)	$1,363
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

Segment Information
FOR THE SIX MONTHS ENDED JUNE 30, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$559,524
Other operations	52,044
Affiliate revenue	3,323
Electric customer credits	(1,386)
Operating revenue, net	$613,505
Net income	$66,256
Add: Depreciation and amortization	94,454
Less: Interest income	1,764
Add: Interest charges	48,521
Add: Federal and state income tax expense	4,737
EBITDA	$212,204

FOR THE SIX MONTHS ENDED JUNE 30, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$559,524	$(4,807)		$—	$554,717
Other operations	52,044	2		—	52,046
Affiliate revenue	3,323	56,416		(59,739)	—
Electric customer credits	(1,386)	—		—	(1,386)
Operating revenue, net	$613,505	$51,611		$(59,739)	$605,377
Depreciation and amortization	$94,454	$8,910	(2)	$—	$103,364
Interest income	$1,764	$277		$(101)	$1,940
Interest charges	$48,521	$31,836		$(101)	$80,256
Federal and state income tax expense (benefit)	$4,737	$(7,891)		$—	$(3,154)
Income (loss) from continuing operations, net of income taxes	$66,256	$(45,047)		$(2)	$21,207
Loss from discontinued operations, net of income taxes	—	(77,899)		—	(77,899)
Net income (loss)	$66,256	$(122,946)		$(2)	$(56,692)
Additions to property, plant, and equipment	$110,480	$4,679		$—	$115,159
Equity investment in investees (1)	$2,072	$(345,348)		$345,348	$2,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$6,893,458	$1,081,729		$196,360	$8,171,547
(1) Balances as of June 30, 2023. (2) Includes $4.8 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE SIX MONTHS ENDED JUNE 30, 2022 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$664,711
Other operations	37,771
Affiliate revenue	3,087
Electric customer credits	(265)
Operating revenue, net	$705,304
Net income	$93,729
Add: Depreciation and amortization	89,538
Less: Interest income	1,775
Add: Interest charges	40,108
Add: Federal and state income tax expense	3,938
EBITDA	$225,538

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2022 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$664,711	$(4,840)		$—	$659,871
Other operations	37,771	3		—	37,774
Affiliate revenue	3,087	53,145		(56,232)	—
Electric customer credits	(265)	—		—	(265)
Operating revenue, net	$705,304	$48,308		$(56,232)	$697,380
Depreciation and amortization	$89,538	$8,752	(2)	$1	$98,291
Interest income	$1,775	$83		$(49)	$1,809
Interest charges	$40,108	$27,730		$(50)	$67,788
Federal and state income tax expense (benefit)	$3,938	$(15,048)		$—	$(11,110)
Income (loss) from continuing operations, net of income taxes	$93,729	$(37,436)		$—	$56,293
Loss from discontinued operations, net of income taxes	—	100,814		—	100,814
Net income	$93,729	$63,378		$—	$157,107
Additions to property, plant, and equipment	$98,162	$3,511		$—	$101,673
Equity investment in investees (1)	$2,072	$(320,348)		$320,348	$2,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$6,834,970	$1,237,096		$181,683	$8,253,749
(1) Balances as of December 31, 2022. (2) Includes $4.8 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
Net income (loss)	$47,330	$1,363	$(56,692)	$157,107
Less: income (loss) from discontinued operations, net of income taxes	24,272	(29,738)	(77,899)	100,814
Income (loss) from continuing operations, net of income taxes	$23,058	$31,101	$21,207	$56,293
Add: Depreciation and amortization	48,155	48,673	103,364	98,291
Less: Interest income	673	1,066	1,940	1,809
Add: Interest charges	40,768	35,147	80,256	67,788
Add: Federal and state income tax benefit	(2,989)	(3,577)	(3,154)	(11,110)
Add: Other corporate costs and noncash items (1)	5,693	12,210	12,471	16,085
Total segment EBITDA	$114,012	$122,488	$212,204	$225,538
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Note 12 — Regulation and Rates

FRP
On June 16, 2021, the LPSC approved Cleco Power’s current FRP. Effective July 1, 2021, under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. On June 30, 2023, Cleco Power filed an application with the LPSC for a new FRP, with anticipated new rates being effective July 1, 2024.
On October 31, 2022, a monitoring report was filed for the 12 months ending June 30, 2022, indicating no refund was due. In May 2023, Cleco Power received the LPSC Staff’s draft report indicating no material findings. Cleco Power anticipates the approval of the draft report in the third quarter of 2023.

TCJA
On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1, 2021, all retail customers continued receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At June 30, 2023, Cleco Power had $236.6 million accrued for the excess ADIT, of which $41.4 million is reflected in current regulatory liabilities.

Teche Unit 3
In July 2022, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. On January 31, 2023, Cleco Power filed a notice with the LPSC to retire Teche Unit 3 in May 2023. However, in April 2023, Cleco Power filed notices with MISO and the LPSC to delay the retirement of Teche Unit 3. Management continues to monitor regulatory capacity requirements and customer needs to determine the appropriate timing of the retirement of Teche Unit 3.

Note 13 — Variable Interest Entities

Cleco Securitization I
Cleco Securitization I is a special-purpose, wholly owned subsidiary of Cleco Power that was formed for the purpose of issuing storm recovery bonds to finance the securitization of Storm Recovery Property at Cleco Power. On June 22, 2022, the securitized financing was complete. Cleco Securitization I’s

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Restricted cash - current	$13,032	$14,139
Accounts receivable - affiliate	3,475	3,348
Intangible asset - securitization	407,571	413,123
Total assets	$424,078	$430,610
Long-term debt due within one year	$14,214	$9,574
Accounts payable - affiliate	146	165
Interest accrued	6,276	9,953
Long-term debt, net	401,284	408,741
Member’s equity	2,158	2,177
Total liabilities and member’s equity	$424,078	$430,610

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
Operating revenue	$6,206	$—	$15,383	$—
Operating expenses	1,399	—	5,753	—
Interest income	85	—	242	—
Interest charges, net	4,867	—	9,823	—
Income before taxes	$25	$—	$49	$—

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
exposure to loss related to Oxbow at June 30, 2023, consisted of its equity investment of $2.1 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(17,200)	(17,200)
Total equity investment in investee	$2,072	$2,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Oxbow’s net assets/liabilities	$4,145	$4,145
Cleco Power’s 50% equity	$2,072	$2,072
Cleco Power’s maximum exposure to loss	$2,072	$2,072

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
Operating revenue	$108	$85	$233	$151
Operating expenses	(108)	(85)	(233)	(151)
Income before taxes	$—	$—	$—	$—

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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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
In January 2023, Cleco Power received a notice of audit from the LPSC for the period of January 2020 to December 2022. The total amount of fuel expense included in the audit is $1.10 billion. Cleco Power has responded to the first set of LPSC data requests. Cleco Power has FAC filings for January 2023 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
On March 29, 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning with the May 2021 bills. On May 11, 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. On March 27, 2023, Cleco Power received a draft audit report from the LPSC indicating no material findings. Management expects the draft audit report to be approved in the third quarter of 2023.

Environmental Audit
In 2009, the LPSC approved Cleco Power to recover from its customers certain costs of environmental compliance, through an EAC. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In April 2023, Cleco Power received a notice of audit from the LPSC for the period of January 2020 to December 2022. The total amount of environmental fuel expense to be included in the audit is $38.3 million. Cleco Power has responded to the first set of LPSC data requests. Cleco Power has EAC filings for January 2023 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of MATS. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. However, the EPA concluded that coal- and oil-fired electric generating units would not be removed from the list of regulated sources of hazardous air pollutants and would remain subject to MATS. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. On January 20, 2021, the Presidential Administration issued an executive order, which directs federal agency heads to review regulations and other actions over the past four years to determine if they are inconsistent with the policies announced in the executive order. The order specifically directed the EPA to consider issuing a proposed rule to suspend, revise, or rescind the rule. The EPA determined the most environmentally protective course is to implement the rules in the executive order. On March 6, 2023, the EPA published in the Federal Register a final rule that reinstates the April 25, 2016, finding that it is appropriate and necessary to regulate hazardous air pollutants from coal and oil-fired electric generating units through MATS. On April 24, 2023, the EPA published in the Federal Register proposed amendments to MATS that are the result of the EPA’s review of the May 2020 residual risk and technology review of MATS. Management is unable to determine whether the outcome of the D.C. Circuit Court of Appeals’ review or the EPA’s review of the rule as a result of the executive order will result in changes to the MATS standards.

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

Prudency Reviews

Dolet Hills Power Station and Mine Closure Costs and Deferred Lignite Costs
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. Cleco Power believes these costs are prudent and recoverable. However, initial testimony by the LPSC Staff advisors filed in August 2022 indicates disagreement with the prudency of these incurred costs. Cleco Power filed rebuttal testimony on September 23, 2022, rebutting the LPSC Staff’s testimony. A hearing was held in May 2023, with the outcome pending. Due to the nature of the regulatory process, Cleco Power is currently unable to determine the timing of this process and if any portion of the incurred costs will be disallowed for recovery. Cleco Power continues to assert that recovery of those costs is probable.

South Central Generating
Prior to the Cleco Cajun Transaction, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. As of June 30, 2023, management has reserved $1.5 million with respect to one of these matters and the amounts are recorded in Liabilities held for sale on Cleco’s Condensed Consolidated Balance Sheet. Management is unable to estimate any potential losses Cleco may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Transaction, NRG Energy indemnified Cleco for losses as of the closing date associated with certain matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2023, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $6.3 million and has accrued this amount.

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
Cleco Holdings provided guarantees and indemnities to Entergy Louisiana and Entergy Gulf States as a result of the sale of the Perryville generation facility in 2005. The remaining indemnities relate to environmental matters that may have been present prior to closing. These remaining indemnities have no time limitations. The maximum amount of the potential payment to Entergy Louisiana and Entergy Gulf States is $42.4 million. Management does not expect to be required to pay Entergy Louisiana and Entergy Gulf States under these guarantees.
On behalf of Acadia, Cleco Holdings provided guarantees and indemnities as a result of the sales of Acadia Unit 1 to Cleco Power and Acadia Unit 2 to Entergy Louisiana in 2010 and 2011, respectively. The remaining indemnities relate to the fundamental organizational structure of Acadia. These remaining indemnities have no time limitations or maximum potential future payments. Management does not expect to be required to pay Cleco Power or Entergy Louisiana under these guarantees.
Cleco Holdings provided indemnities to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnities to Cleco Holdings as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power and Cleco Holdings, for their respective indemnities is $40.0 million, except for indemnities relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Management does not expect to be required to make any payments under these indemnities.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for reclamation obligations. As of June 30, 2023, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
In April 2020, Cleco Power and SWEPCO mutually agreed not to develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of June 30, 2020, all lignite reserves intended to be extracted from the mines had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. For more information on the joint filing, see “— Risks and Uncertainties.” For more information on the LPSC prudency review associated with the mine closure costs, see “— LPSC Audits and Reviews — Prudency Reviews — Dolet Hills Power Station and Mine Closure Costs and Deferred Lignite Costs.”
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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
Cajun received communication from the EPA that the demonstrations had been deemed complete. Cleco Power withdrew the Dolet Hills demonstration due to the cessation of receiving waste. The two remaining demonstrations are still subject to EPA approval based on pending technical review.
At March 31, 2023, Cleco Cajun recorded a decrease of $19.5 million in its ARO balance due to revised cost estimates, which is recorded in Liabilities held for sale on Cleco’s Condensed Consolidated Balance Sheet.
As part of the Cleco Cajun Transaction, NRG Energy agreed to indemnify Cleco for certain environmental costs up to $25.0 million associated with the CCR Rule, for both ARO and non-ARO related expenses. At June 30, 2023, Cleco Cajun had an indemnification asset totaling $17.8 million, which was substantially related to AROs associated with ash pond remediation. This asset is recorded in Assets held for sale on Cleco’s Condensed Consolidated Balance Sheet. As additional periodic expenses related to covered costs are incurred, the associated indemnification asset will be recognized. The indemnification asset is expected to be collected as indemnified costs, either recognized in the ARO or as periodic expenses, are incurred.

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

Note 15 — Affiliate Transactions
At June 30, 2023, and December 31, 2022, Cleco Holdings had an affiliate receivable of $20.0 million and $14.6 million, respectively, primarily for income taxes paid on behalf of Cleco Group. At June 30, 2023, and December 31, 2022, Cleco Holdings had an affiliate payable of $13.1 million, to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2023		AT DEC. 31, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$24	$1,194	$5	$1,138
Support Group	1,150	11,647	2,299	11,305
Cleco Cajun	1,261	511	1,467	5
Total	$2,435	$13,352	$3,771	$12,448

Cleco Power’s affiliate payable to Support Group at both June 30, 2023, and December 31, 2022, primarily consisted of amounts due for intercompany services.

Note 16 — Intangible Assets

Securitized Intangible Asset
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. The Storm Recovery Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. This securitized intangible asset is being amortized ratably each period consistent with actual collections of the asset’s portion of the revenue requirement billed to Cleco Power’s customers. Amortization is included in Depreciation and amortization on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2023, amortization expense of $1.3 million and $5.6 million, respectively, was recognized. At the end of its life, this securitized intangible asset will have no residual value.
The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Storm Recovery Property intangible asset	$415,946	$415,946
Accumulated amortization	(8,375)	(2,823)
Net intangible asset subject to amortization	$407,571	$413,123

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
The following table presents the amortization expense recognized during the three and six months ended June 30, 2023, and 2022:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	2023	2022
Amortization expense
Power supply agreements	$2,387	$2,420	$4,807	$4,840

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT JUNE 30, 2023	AT DEC. 31, 2022
Power supply agreements	$85,104	$85,104
Accumulated amortization	(69,825)	(65,018)
Net intangible assets subject to amortization	$15,279	$20,086

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balances, beginning of period	$(363)	$59
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(423)	(845)
Balances, June 30, 2023	$(786)	$(786)

	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(23,615)	$(23,629)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	7	21
Balances, June 30, 2022	$(23,608)	$(23,608)

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2023			FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(3,222)	$(4,984)	$(8,206)	$(3,318)	$(5,047)	$(8,365)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	96	—	96	192	—	192
Reclassification of net loss to interest charges	—	63	63	—	126	126
Balances, June 30, 2023	$(3,126)	$(4,921)	$(8,047)	$(3,126)	$(4,921)	$(8,047)

	FOR THE THREE MONTHS ENDED JUNE 30, 2022			FOR THE SIX MONTHS ENDED JUNE 30, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(12,579)	$(5,235)	$(17,814)	$(12,885)	$(5,298)	$(18,183)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	307	—	307	613	—	613
Reclassification of net loss to interest charges	—	63	63	—	126	126
Balances, June 30, 2022	$(12,272)	$(5,172)	$(17,444)	$(12,272)	$(5,172)	$(17,444)

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2023, and 2022.

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
Many factors affect Cleco’s primary business of generating, delivering, and selling electricity. These factors include the ability to increase energy sales while containing costs and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. In addition, factors affecting Cleco Power include weather and the presence of a stable regulatory environment, which impacts the ROE and the current rate case, as well as the recovery of costs related to storms, growing energy demand, and volatile fuel prices; the ability to reliably deliver power to its jurisdictional customers; and the ability to comply with increasingly stringent regulatory and environmental standards. Significant events and major initiatives impacting Cleco and Cleco Power are discussed below.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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

Dolet Hills Securitization
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. At December 31, 2021, the Dolet Hills Power Station was retired, and all of Cleco Power’s proportionate share of lignite-related costs had been billed by DHLC and Oxbow. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine. These costs are currently under a prudency review by the LPSC. Pending the outcome of the prudency review, Cleco Power intends to seek a financing order to securitize the unrecovered Dolet Hills Power Station closure costs and Oxbow mine closure costs. Due to the nature of the regulatory process, Cleco Power is currently unable to determine the timing of this process and if any portion of the incurred costs will be disallowed for recovery. Cleco Power continues to assert that recovery of those costs is probable. For more information on the prudency review of the deferred fuel and other mine-related closure costs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Prudency Reviews — Dolet Hills Power Station and Mine Closure Costs and Deferred Lignite Costs.”

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
The Front End Engineering Design (FEED) study for Project Diamond Vault has begun and is projected to cost approximately $12.0 million. A $9.0 million congressional appropriation has been secured, subject to the U.S. Department of Energy’s grant process, to help offset costs of this study. The FEED study is expected to be completed in mid-2024 and major permitting is expected to be completed in the second half of 2025. Construction of the project is expected to begin by the end of 2025. Management expects the total project will be completed by the end of 2028. After the cost of the FEED study, the remaining project cost is currently estimated to be between $1.40 billion and $1.70 billion. This estimate will be refined throughout the FEED study process as additional information and cost estimates become available. Cleco anticipates funding this project through one or more sources including tax credits provided by the IRA of 2022,

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of June 30, 2023, Cleco Power had spent $48.2 million on the project.

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
In 2021 through a request for proposal process, a significant wholesale customer currently under contract with Cleco Power informed Cleco Power that it was not selected as a provider of capacity and energy after the first quarter of 2024, and on October 19, 2022, the LPSC certified these results. Cleco Power’s failure to recontract this agreement is expected to affect jurisdictional retail rates that will be subject to review by the LPSC in conjunction with Cleco Power’s rate case. On June 30, 2023, Cleco Power filed an application with the LPSC for its next rate case, with anticipated new rates being effective July 1, 2024.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2023, and 2022

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue, net	$284,795	$384,753	$(99,958)	(26.0)%
Operating expenses	225,416	315,486	90,070	28.5%
Operating income	59,379	69,267	(9,888)	(14.3)%
Interest income	673	1,066	(393)	(36.9)%
Allowance for equity funds used during construction	1,574	808	766	94.8%
Other expense, net	(789)	(8,470)	7,681	90.7%
Interest charges	40,768	35,147	(5,621)	(16.0)%
Federal and state income tax benefit	(2,989)	(3,577)	(588)	(16.4)%
Income from continuing operations, net of income taxes	23,058	31,101	(8,043)	(25.9)%
Income (loss) from discontinued operations, net of income taxes	24,272	(29,738)	54,010	181.6%
Net income	$47,330	$1,363	$45,967	*
* Not meaningful

The increase in Cleco’s results of operations are primarily attributable to the following:

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

The estimated annual effective income tax rates used during the second quarter of 2023 and 2022 for Cleco may not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates on continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue
Base	$170,026	$178,714	$(8,688)	(4.9)%
Fuel cost recovery	93,150	189,900	(96,750)	(50.9)%
Electric customer credits	(736)	(129)	(607)	(470.5)%
Other operations	24,741	18,686	6,055	32.4%
Affiliate revenue	1,635	1,628	7	0.4%
Operating revenue, net	288,816	388,799	(99,983)	(25.7)%
Operating expenses
Recoverable fuel and purchased power	93,355	189,991	96,636	50.9%
Non-recoverable fuel and purchased power	10,290	11,079	789	7.1%
Other operations and maintenance	57,386	52,277	(5,109)	(9.8)%
Depreciation and amortization	43,722	44,299	577	1.3%
Taxes other than income taxes	14,342	11,547	(2,795)	(24.2)%
Total operating expenses	219,095	309,193	90,098	29.1%
Operating income	69,721	79,606	(9,885)	(12.4)%
Interest income	579	1,035	(456)	(44.1)%
Allowance for equity funds used during construction	1,574	808	766	94.8%
Other expense, net	(1,005)	(2,225)	1,220	54.8%
Interest charges	24,183	21,305	(2,878)	(13.5)%
Federal and state income tax expense	3,247	3,214	(33)	(1.0)%
Net income	$43,439	$54,705	$(11,266)	(20.6)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	919	973	(5.5)%
Commercial	690	706	(2.3)%
Industrial	554	574	(3.5)%
Other retail	31	31	—%
Total retail	2,194	2,284	(3.9)%
Sales for resale	755	789	(4.3)%
Total retail and wholesale customer sales	2,949	3,073	(4.0)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$79,915	$86,831	(8.0)%
Commercial	49,502	50,873	(2.7)%
Industrial	22,126	22,181	(0.2)%
Other retail	3,199	2,746	16.5%
Total retail	154,742	162,631	(4.9)%
Sales for resale	15,284	16,083	(5.0)%
Total base revenue	$170,026	$178,714	(4.9)%

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

	FOR THE THREE MONTHS ENDED JUNE 30,
				2023 CHANGE
	2023	2022	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,102	1,215	983	(9.3)%	12.1%

Base
Base revenue decreased $8.7 million primarily due to lower usage as a result of milder weather.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 77% of Cleco Power’s total fuel cost during the second quarter of 2023 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
incremental recoverable fuel and purchased power expenses for the three months ended June 30, 2023, were impacted primarily by lower natural gas costs as compared to the three months ended June 30, 2022. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Other Operations Revenue
Other operations revenue increased $6.1 million primarily due to storm recovery securitization revenue which began in September 2022.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $5.1 million primarily due to $3.7 million of higher employee-related expenses, $1.0 million of higher distribution maintenance expense, and $0.8 million of higher outside service costs largely related to information technology support and consulting.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $2.8 million primarily due to the amortization of the Madison Unit 3 property tax regulatory asset that began in July 2022.

Other Expense, Net
Other expense, net decreased $1.2 million primarily due to $2.2 million for the absence of non-service pension costs amortization as a result of an increase in the discount rate which caused actuarial gains.

Interest Charges
Interest charges increased $2.9 million primarily due to $4.2 million for interest on storm recovery bonds issued in June 2022 by Cleco Securitization I and $1.4 million related to higher interest rates on variable rate debt. These increases were partially offset by $1.6 million for the absence of interest on floating rate senior notes that were redeemed at par in June 2022 and $1.2 million of lower amortization of debt expense.

Income Taxes
The estimated annual effective income tax rates used during the second quarter of 2023 and 2022 for Cleco Power may not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

Comparison of the Six Months Ended June 30, 2023, and 2022

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue, net	$605,377	$697,380	$(92,003)	(13.2)%
Operating expenses	511,562	579,211	67,649	11.7%
Operating income	93,815	118,169	(24,354)	(20.6)%
Interest income	1,940	1,809	131	7.2%
Allowance for equity funds used during construction	2,806	1,740	1,066	61.3%
Other expense, net	(252)	(8,747)	8,495	97.1%
Interest charges	80,256	67,788	(12,468)	(18.4)%
Federal and state income tax benefit	(3,154)	(11,110)	(7,956)	(71.6)%
Income from continuing operations, net of income taxes	21,207	56,293	(35,086)	(62.3)%
(Loss) income from discontinued operations, net of income taxes	(77,899)	100,814	(178,713)	(177.3)%
Net (loss) income	$(56,692)	$157,107	$(213,799)	(136.1)%

The decrease in Cleco’s results of operations are primarily attributable to the following:

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

The estimated annual effective income tax rates used during the six months ended June 30, 2023, and 2022 for Cleco might not be indicative of the full-year income tax rates. For more information on Cleco’s effective income tax rates on continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue
Base	$314,313	$335,738	$(21,425)	(6.4)%
Fuel cost recovery	245,211	328,973	(83,762)	(25.5)%
Electric customer credits	(1,386)	(265)	(1,121)	(423.0)%
Other operations	52,044	37,771	14,273	37.8%
Affiliate revenue	3,323	3,087	236	7.6%
Operating revenue, net	613,505	705,304	(91,799)	(13.0)%
Operating expenses
Recoverable fuel and purchased power	245,179	328,943	83,764	25.5%
Non-recoverable fuel and purchased power	17,515	23,118	5,603	24.2%
Other operations and maintenance	111,377	101,006	(10,371)	(10.3)%
Depreciation and amortization	94,454	89,538	(4,916)	(5.5)%
Taxes other than income taxes	30,337	24,178	(6,159)	(25.5)%
Total operating expenses	498,862	566,783	67,921	12.0%
Operating income	114,643	138,521	(23,878)	(17.2)%
Interest income	1,764	1,775	(11)	(0.6)%
Allowance for equity funds used during construction	2,806	1,740	1,066	61.3%
Other income (expense), net	301	(4,261)	4,562	107.1%
Interest charges	48,521	40,108	(8,413)	(21.0)%
Federal and state income tax expense	4,737	3,938	(799)	(20.3)%
Net income	$66,256	$93,729	$(27,473)	(29.3)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,673	1,863	(10.2)%
Commercial	1,270	1,305	(2.7)%
Industrial	1,079	1,118	(3.5)%
Other retail	62	61	1.6%
Total retail	4,084	4,347	(6.1)%
Sales for resale	1,399	1,472	(5.0)%
Total retail and wholesale customer sales	5,483	5,819	(5.8)%
The following table shows the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$140,109	$156,747	(10.6)%
Commercial	95,545	99,137	(3.6)%
Industrial	42,712	43,538	(1.9)%
Other retail	5,987	5,448	9.9%
Total retail	284,353	304,870	(6.7)%
Sales for resale	29,960	30,868	(2.9)%
Total base revenue	$314,313	$335,738	(6.4)%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2023 CHANGE
	2023	2022	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	542	944	888	(42.6)%	(39.0)%
Cooling degree-days	1,381	1,309	1,083	5.5%	27.5%

Base
Base revenue decreased $21.4 million primarily due to lower usage as a result of milder weather.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 78% of Cleco Power’s total fuel cost during the first six months of 2023 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the six months ended June 30, 2023, were impacted primarily by lower natural gas costs as compared to the six months ended June 30, 2022. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
Other Operations Revenue
Other operations revenue increased $14.3 million primarily due to storm recovery securitization revenue which began in September 2022.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $5.6 million primarily due to $3.3 million for the timing of transmission costs and $2.0 million of lower fuel expense primarily due to the expiration of a wholesale contract in December 2022.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $10.4 million primarily due to $6.0 million of higher employee-related expenses, $1.6 million of higher distribution maintenance expense, and $1.6 million of higher materials and supplies expense.

Depreciation and Amortization
Depreciation and amortization increased $4.9 million primarily due to $5.6 million for the amortization of the securitized intangible asset that began in November 2022 and $4.2 million related to a change in the estimated useful life of internal software. These increases were partially offset by $4.7 million for the absence of amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $6.2 million primarily due to the amortization of the Madison Unit 3 property tax regulatory asset that began in July 2022.

Other Income (Expense), Net
Other income (expense), net increased $4.6 million primarily due to the absence of non-service pension costs amortization as a result of an increase in the discount rate which caused actuarial gains.

Interest Charges
Interest charges increased $8.4 million primarily due to $9.0 million for interest on storm recovery bonds issued in June 2022 by Cleco Securitization I and $3.0 million related to higher interest rates on variable rate debt. These increases were partially offset by $2.4 million for the absence of interest on floating rate senior notes that were redeemed at par in June 2022 and $1.2 million of lower amortization of debt expense.

Income Taxes
The estimated annual effective income tax rates used during the six months ended June 30, 2023, and 2022 for Cleco Power might not be indicative of the full-year income tax rates. For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three and six months ended June 30, 2023, and 2022 for the Cleco Power reportable segment:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Net income	$43,439	$54,705
Add: Depreciation and amortization	43,722	44,299
Less: Interest income	579	1,035
Add: Interest charges	24,183	21,305
Add: Federal and state income tax expense	3,247	3,214
EBITDA	$114,012	$122,488

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022
Net income	$66,256	$93,729
Add: Depreciation and amortization	94,454	89,538
Less: Interest income	1,764	1,775
Add: Interest charges	48,521	40,108
Add: Federal and state income tax expense	4,737	3,938
EBITDA	$212,204	$225,538

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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2023:

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB-	Baa3	BBB-
Cleco Power	BBB+	A3	BBB+	BBB+	A3	BBB
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

Debt

Cleco
At June 30, 2023, and December 31, 2022, Cleco had $120.0 million and $109.0 million, respectively, of outstanding borrowings under its aggregate $475.0 million revolving credit facilities. For more information on Cleco’s revolving credit facilities, see “— Credit Facilities.”
At June 30, 2023, Cleco’s long-term debt and finance leases outstanding was $3.47 billion, of which $371.8 million was due within one year. The long-term debt due within one year at June 30, 2023, primarily represents $132.3 million of Cleco Holdings’ bank term loan due in May 2024, of which

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
$65.6 million is due by December 2023 as required by the Cleco Cajun Transaction commitments to the LPSC; $125.0 million of Cleco Power’s bank term loan due in May 2024; $100.0 million of Cleco Power’s senior notes due in December 2023; and $14.2 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2023 and March 2024.
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
At June 30, 2023, cash and cash equivalents available of $71.9 million combined with $355.0 million of available revolving credit facility capacity ($80.0 million from Cleco Holdings and $275.0 million from Cleco Power) provided a total liquidity of $426.9 million.
At June 30, 2023, and December 31, 2022, Cleco had a working capital deficit of $79.6 million and $88.8 million, respectively. The $9.2 million increase in working capital is primarily due to:

•a $49.7 million increase in fuel inventory primarily due to an increase in volume of petroleum coke at a lower price per ton and an increase in volume of coal at a higher price per ton,
•a $37.4 million increase in the net assets and liabilities held for sale primarily due to the reclassification of all assets and liabilities related to the Cleco Cajun Sale Group,
•a $27.3 million decrease in accounts payable, excluding Cleco Power’s FTRs, primarily due to lower accruals for natural gas, solid fuels, and generating station outage maintenance,
•a $23.8 million increase in cash and cash equivalents,
•a $17.7 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $5.4 million increase in accounts receivable from affiliates primarily due to estimated tax payments made on behalf of Cleco Group,
•a $4.8 million increase in unbilled revenue primarily due to higher usage as a result of warmer weather at the end of June 2023,
•a $3.9 million increase in prepayments primarily due to property insurance premiums paid in June 2023, and
•a $3.9 million decrease in energy risk management liabilities primarily due to the settlement of gas related derivative contracts.

These increases in working capital were partially offset by:

•a $52.5 million decrease in accumulated deferred fuel, excluding Cleco Power’s FTRs, primarily due to lower fuel costs,
•a $39.2 million increase in taxes payable primarily due to an accrual for property tax payments and higher provision for federal and state income taxes,
•a $30.9 million increase in long-term debt and finance leases due within one year primarily due to the reclassification of $125.0 million of Cleco Power’s bank term loan due in May 2024, $66.7 million of Cleco Holdings’ bank term loan due in May 2024, and an additional $4.6 million of scheduled principal payments on Cleco Securitization I’s storm recovery bonds, partially offset by the reclassification of Cleco Holdings’ $165.0 million senior notes due in 2023 to long-term debt as a result of the extension of the maturity date of such senior notes to May 1, 2025,
•a $29.0 million decrease in customer accounts receivable primarily due to timing of payments received from a wholesale customer and lower accruals for fuel recovery revenue, and
•an $11.0 million increase in short-term debt due to higher outstanding draws on revolving credit facilities.

Cleco Holdings
At June 30, 2023, and December 31, 2022, Cleco Holdings had $95.0 million and $64.0 million, respectively, of outstanding borrowings under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at June 30, 2023.
At June 30, 2023, Cleco Holdings’ long-term debt outstanding was $1.58 billion, of which $131.9 million was due within one year. The long-term debt due within one year at June 30, 2023, primarily represents the $132.3 million bank term loan due in May 2024, of which $65.6 million is due by December 2023 as required by the Cleco Cajun Transaction commitments to the LPSC.
At June 30, 2023, cash and cash equivalents available at Cleco Holdings of $4.2 million combined with $80.0 million of available revolving credit facility capacity provided a total liquidity of $84.2 million.

Cleco Power
At June 30, 2023, and December 31, 2022, Cleco Power had $25.0 million and $45.0 million, respectively, of outstanding borrowings under its $300.0 million revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.”
Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at June 30, 2023.
At June 30, 2023, Cleco Power’s long-term debt and finance leases outstanding was $1.89 billion, of which $239.9 million was due within one year. The long-term debt due within

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
one year at June 30, 2023, primarily represents the $125.0 million bank term loan due in May 2024, $100.0 million of senior notes due in December 2023, and $14.2 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2023 and March 2024.
At June 30, 2023, cash and cash equivalents available of $30.5 million combined with $275.0 million of available revolving credit facility capacity provided a total liquidity of $305.5 million.
At June 30, 2023, Cleco Power had a working capital deficit of $77.2 million. At December 31, 2022, Cleco Power had a working capital surplus of $35.9 million. The $113.1 million decrease in working capital is primarily due to:

•a $129.6 million increase in long-term debt and finance leases due within one year primarily due to the reclassification of Cleco Power’s $125.0 million bank term loan due in May 2024 and an additional $4.6 million of scheduled principal payments on Cleco Securitization I’s storm recovery bonds,
•a $52.5 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to lower fuel costs,
•a $35.5 million increase in taxes payable primarily due to an accrual for property tax payments and higher provision for federal and state income taxes, and
•a $29.0 million decrease in customer accounts receivable primarily due to timing of payments received from a wholesale customer and lower accruals for fuel recovery revenue.

These decreases in working capital were partially offset by:

•a $49.7 million increase in fuel inventory primarily due to an increase in volume of petroleum coke at a lower price per ton and an increase in volume of coal at a higher price per ton,
•a $24.6 million decrease in accounts payable, excluding FTRs, primarily due to lower accruals for natural gas, solid fuels, and generating station outage maintenance,
•a $20.0 million decrease in short-term debt primarily due to lower outstanding draws on the revolving credit facility,
•a $17.7 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $15.8 million increase in cash and cash equivalents, and
•a $4.8 million increase in unbilled revenue primarily due to higher usage as a result of warmer weather at the end of June 2023.

Credit Facilities
At June 30, 2023, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $95.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with $25.0 million outstanding borrowings. On February 17, 2023, Cleco Holdings and Cleco Power amended their respective revolving credit facilities to transition the benchmark interest rate from LIBOR to SOFR. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco and Cleco Power had no amounts outstanding under their uncommitted lines of credit at June 30, 2023.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2023, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At June 30, 2023, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2023, Cleco Power was in compliance with the covenants of its revolving credit facility. At June 30, 2023, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At June 30, 2023, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
investment grade with two of the three credit rating agencies. At June 30, 2023, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Cash Flows
Cleco’s operating, investing, and financing cash flows include both continuing and discontinued operations. For information on the cash flows from discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
Cleco’s and Cleco Power’s net cash activities are as follows for the six months ended June 30, 2023, and 2022:

	CLECO			CLECO POWER
	FOR THE SIX MONTHS ENDED JUNE 30,			FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2023	2022	VARIANCE	2023	2022	VARIANCE
Net cash provided by operating activities	$124,359	$174,507	$(50,148)	$174,237	$90,670	$83,567
Net cash used in investing activities	$(113,565)	$(85,111)	$(28,454)	$(108,983)	$(97,293)	$(11,690)
Net cash provided by (used in) financing activities	$7,353	$14,828	$(7,475)	$(48,623)	$95,673	$(144,296)

Cleco - Net Operating Cash Flow
Net cash provided by operating activities decreased $50.1 million, which includes net cash used related to discontinued operations of $5.3 million, primarily due to:

•$136.9 million of higher payments for fuel inventory primarily due to higher volume of purchases of coal at Cleco Power and Cleco Cajun,
•the absence of $49.0 million of collateral received from counterparties related to Cleco Cajun’s natural gas derivatives, and
•$25.2 million of higher purchased power at Cleco Power and Cleco Cajun.

These decreases were partially offset by:

•$86.6 million of higher recoveries of fuel and purchased power costs primarily due to the timing of collections at a higher fuel rate at Cleco Power,
•$40.7 million of higher collections from Cleco Power’s customers, and
•the absence of $40.6 million of affiliate intercompany tax settlements.

Cleco - Net Investing Cash Flow
Net cash used in investing activities increased $28.5 million, which includes $1.2 million related to discontinued operations, primarily due to:

•the absence of $15.3 million of life insurance proceeds and
•$13.5 million for higher additions to property, plant, and equipment, net of AFUDC.

Cleco - Net Financing Cash Flow
Net cash provided by financing activities decreased $7.5 million primarily due to:

•the absence of proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s senior secured storm recovery bonds and
•$85.0 million of higher payments on revolving credit facilities.
These decreases were partially offset by:

•$321.8 million of lower repayments on long-term debt,
•the absence of distributions to Cleco Group of $132.8 million, and
•$41.0 million of higher draws on revolving credit facilities.

Cleco Power - Net Operating Cash Flow
Net cash provided by operating activities increased $83.6 million primarily due to:

•$86.6 million of higher recoveries of fuel and purchased power costs primarily due to the timing of collections at a higher fuel rate,
•the absence of $59.5 million of affiliate intercompany tax settlements, and
•$40.7 million of higher collections from customers.

These increases were partially offset by:

•$75.1 million of higher payments for fuel inventory primarily due to higher volume of purchases of coal,
•$15.2 million of higher interest paid on debt, and
•$9.5 million of higher purchases of materials and supplies inventory to mitigate future supply chain issues.

Cleco Power - Net Investing Cash Flow
Net cash used in investing activities increased $11.7 million primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $12.3 million.

Cleco Power - Net Financing Cash Flow
Net cash used in financing activities increased $144.3 million primarily due to:

•the absence of proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s senior secured storm recovery bonds,
•$45.0 million of higher payments on revolving credit facilities, and
•$30.0 million of higher draws on revolving credit facilities.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
These increases were partially offset by:

•$321.8 million of lower repayments on long-term debt and
•$27.0 million of lower distributions to Cleco Holdings.

Capital Expenditures
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group, with a sale probable and subject to customary regulatory and Board of Managers approvals. As a result, Cleco updated its estimated capital expenditures related to the Cleco Cajun Sale Group.
During the six months ended June 30, 2023, Cleco and Cleco Cajun had capital expenditures of $115.2 million and $4.0 million, respectively. Cleco’s estimated capital expenditures, excluding the Cleco Cajun Sale Group, and debt maturities for the six months ended December 31, 2023, and for the remainder of the five-year period ending December 31, 2027, were $317.7 million and $2.91 billion, respectively. All amounts exclude AFUDC.
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
On May 23, 2023, the EPA published in the Federal Register a proposed rule targeting carbon emissions from power plants. Cleco is currently evaluating the possible impacts this proposed rule may have on its generating units. For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Retail and Wholesale Rates
For information on Cleco Power’s base rates, fuel rates, and environmental rates, see Part I, Item 1, “Regulatory Matters, Industry Developments, and Franchises — Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
For information on Cleco Power’s and Cleco Cajun’s wholesale rates, see Part I, Item 1, “Regulatory Matters, Industry Developments, and Franchises — Rates” in the

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
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
A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. The NERC CIP audits for Cleco Power and Cleco Cajun began in the fourth quarter of 2022 and concluded on February 23, 2023. Management expects the final reports to be issued by October 2023. Management does not expect any significant findings.
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

Integrated Resource Plan (IRP)
The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The final IRP was filed with the LPSC on May 31, 2023. Disputes and alternative recommendations may be filed by stakeholders through July 31, 2023.
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis, while reducing Cleco Power’s carbon footprint. The IRP is used as a guide in future decision-making and does not represent firm operational commitments.

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired on December 31, 2020. A request to renew the conditions of the expired SQP was included in Cleco Power’s application for its next rate case, which was filed with the LPSC on June 30, 2023. On March 31, 2023, Cleco Power filed its annual SQP monitoring report for 2022 based on the expired reporting requirements.

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

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

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
At June 30, 2023, Cleco Holdings had $95.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 6.833%. At June 30, 2023, the borrowing costs for amounts drawn under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Holdings’ short-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $1.0 million on an annualized basis.
At June 30, 2023, Cleco Holdings had a $132.3 million long-term variable rate bank term loan outstanding at an interest rate of SOFR plus 1.725%, for an all-in interest rate of 6.827%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the six months ended June 30, 2023, was 6.453%.
On May 1, 2023, Cleco Holdings amended certain terms of the supplemental indenture governing its $165.0 million senior notes changing the terms to a floating interest rate. At June 30, 2023, the senior notes had an interest rate of SOFR plus 1.725%, for an all-in interest rate of 6.885%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $1.7 million on an annualized basis. The weighted average rate for the outstanding senior

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q
notes at Cleco Power for the period May 1, 2023, through June 30, 2023, was 6.800%.
At June 30, 2023, Cleco Power had $25.0 million of short-term debt outstanding under its $300.0 million revolving credit facility at an all-in interest rate of 6.439%. The borrowing costs for amounts drawn under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Power’s short-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $0.2 million on an annualized basis.
At June 30, 2023, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.35%, for an all-in interest rate of 6.452%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.2 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the six months ended June 30, 2023, was 6.078%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $5.4 million on an annualized basis.
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
During the six months ended June 30, 2023, Cleco Cajun and Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap transactions.
Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR. VaR is calculated using a combination of implied and historical volatilities within a 5-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations. The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED JUNE 30, 2023			FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	AT JUNE 30, 2023	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco Power	$8,498	$10,329	$2,576	$4,635	$10,329	$1,628	$4,543

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 6 — Fair Value Accounting Instruments” and “Note 7 — Derivative Instruments.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of June 30, 2023. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

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

ITEM 1A. RISK FACTORS
Other than the updates to the risk factors disclosed in Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, there have been no other material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual
Report on Form 10-K for the fiscal year ended December 31, 2022. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed in the aforementioned reports.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
*	10.1	Supplemental Agreement, dated May 16, 2023, by and between Cleco Corporate Holdings LLC and Mark Kleehammer
	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The Report designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

CLECO
CLECO POWER	2023 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 9, 2023