Form 10-Q
period 2023-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2023-11-07
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
Or
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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014
Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Big Cajun II	Cleco Cajun’s generating facility located in New Roads, Louisiana consisting of Unit 1, Unit 2, and Unit 3. Cleco Cajun has a 58% ownership interest in the capacity of Unit 3
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
Cleco Cajun Sale Group	Cleco Cajun’s business for which Cleco Holdings’ management and Board of Managers have committed to a plan to divest through a sale to one or more parties, subject to Board of Managers approval
Cleco Cajun Transaction	The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by Macquarie Asset Management, British Columbia Investment Management Corporation, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
Cleco Securitization I	Cleco Securitization I LLC, a special-purpose, wholly owned subsidiary of Cleco Power
Como 1	Como 1, L.P., currently known as Cleco Partners
Cottonwood Energy
Cottonwood Energy Company LP, a wholly owned subsidiary of Cleco Cajun. Prior to the closing of the Cleco Cajun Transaction on February 4, 2019, Cottonwood Energy was an indirect subsidiary of South Central Generating

Cottonwood Plant	Cleco Cajun’s 1,263-MW, natural gas-fired, combined cycle generating station located in Deweyville, Texas
Cottonwood Sale Leaseback
A lease agreement executed and delivered between Cottonwood Energy and a special-purpose entity that is a subsidiary of NRG Energy pursuant to which NRG Energy will lease back the Cottonwood Plant and will operate it until no later than May 2025

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
Dolet Hills Power Station
A 650-MW lignite-fired, steam generating unit at Cleco Power’s plant site in Mansfield, Louisiana. Cleco Power has a 50% ownership interest in the capacity of the Dolet Hills Power Station. The Dolet Hills Power Station was retired on December 31, 2021

EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social, and Governance
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021
Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERC	SERC Reliability Corporation
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC, a wholly owned subsidiary of Cleco Cajun
Storm Recovery Property
Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers

Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW natural gas-fired, steam generating unit at Cleco Power’s plant site in Baldwin, Louisiana

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•the uncertainty in the timing and ultimate outcome of the divestiture of the Cleco Cajun Sale Group,
•resolution of pending, upcoming, or future rate cases and related litigation, formula rate proceedings, and related negotiations, as well as delays in cost recovery resulting from these proceedings,
•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on GHG emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to conflicts and hostilities, including the current armed conflict in Ukraine and the Middle East,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•the ability of Cleco’s customers to pay their utility bills on time due to costs related to volatile fuel prices, severe weather recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•adverse developments affecting financial institutions, including bank failures,
•changes to federal income tax laws, regulations, and interpretive guidance, including the IRA of 2022,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, increased distributed generation, or changes in customers’ operating or business models,

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel, or with whom Cleco enters into derivative contracts,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal and regulatory proceedings and other contingencies,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance costs, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Transaction and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations, and
•workforce factors, including aging workforce, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees.

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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$361,838	$478,733
Other operations	31,984	24,759
Gross operating revenue	393,822	503,492
Electric customer credits	24	(6,728)
Operating revenue, net	393,846	496,764
Operating expenses
Fuel used for electric generation	125,372	107,633
Purchased power	44,803	111,764
Other operations and maintenance	62,985	62,213
Depreciation and amortization	50,055	46,323
Taxes other than income taxes	16,746	15,611
Regulatory disallowance	—	13,841
Total operating expenses	299,961	357,385
Operating income	93,885	139,379
Interest income	1,283	1,766
Allowance for equity funds used during construction	1,617	965
Other expense, net	(2,404)	(4,952)
Interest charges
Interest charges, net	42,212	38,169
Allowance for borrowed funds used during construction	(178)	(463)
Total interest charges	42,034	37,706
Income from continuing operations before income taxes	52,347	99,452
Federal and state income tax (benefit) expense	(246,494)	9,220
Income from continuing operations, net of income taxes	298,841	90,232
Loss from discontinued operations, net of income taxes	(142,729)	(21,860)
Net income	$156,112	$68,372
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Net income	$156,112	$68,372
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $156 in 2023 and tax expense of $4 in 2022)	(422)	10
Total other comprehensive (loss) income, net of tax	(422)	10
Comprehensive income, net of tax	$155,690	$68,382
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$916,554	$1,138,604
Other operations	84,030	62,533
Gross operating revenue	1,000,584	1,201,137
Electric customer credits	(1,362)	(6,992)
Operating revenue, net	999,222	1,194,145
Operating expenses
Fuel used for electric generation	389,216	191,985
Purchased power	126,086	213,586
Other operations and maintenance	181,260	170,233
Depreciation and amortization	148,612	139,774
Taxes other than income taxes	48,782	41,288
Regulatory disallowance	—	13,841
Total operating expenses	893,956	770,707
Operating income	105,266	423,438
Interest income	3,223	3,575
Allowance for equity funds used during construction	4,423	2,704
Other expense, net	(2,656)	(13,699)
Interest charges
Interest charges, net	123,533	106,694
Allowance for borrowed funds used during construction	(1,244)	(1,200)
Total interest charges	122,289	105,494
(Loss) income from continuing operations before income taxes	(12,033)	310,524
Federal and state income tax (benefit) expense	(121,160)	30,472
Income from continuing operations, net of income taxes	109,127	280,052
Loss from discontinued operations, net of income taxes	(9,707)	(54,573)
Net income	$99,420	$225,479
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Net income	$99,420	$225,479
Other comprehensive (loss) income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $466 in 2023 and tax expense of $11 in 2022)	(1,267)	31
Total other comprehensive (loss) income, net of tax	(1,267)	31
Comprehensive income, net of tax	$98,153	$225,510
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Assets
Current assets
Cash and cash equivalents	$181,908	$54,541
Restricted cash and cash equivalents	6,356	23,549
Customer accounts receivable (less allowance for credit losses of $2,248 in 2023 and $1,147 in 2022)	72,778	72,646
Accounts receivable - affiliate	22,306	14,613
Other accounts receivable	28,975	38,332
Taxes receivable	80,273	—
Unbilled revenue	43,642	46,040
Fuel inventory, at average cost	63,128	57,078
Materials and supplies, at average cost	133,842	116,943
Energy risk management assets	27,107	49,321
Accumulated deferred fuel	20,241	57,881
Cash surrender value of company-/trust-owned life insurance policies	52,926	52,859
Prepayments	17,785	16,623
Regulatory assets	35,477	47,173
Assets held for sale - discontinued operations	196,399	135,430
Other current assets	897	838
Total current assets	984,040	783,867
Property, plant, and equipment
Property, plant, and equipment	4,732,687	4,604,039
Accumulated depreciation	(879,236)	(752,376)
Net property, plant, and equipment	3,853,451	3,851,663
Construction work in progress	151,502	114,310
Total property, plant, and equipment, net	4,004,953	3,965,973
Equity investment in investee	1,992	2,072
Goodwill	1,490,797	1,490,797
Prepayments	1,469	1,512
Operating lease right of use assets	20,761	22,636
Restricted cash and cash equivalents	112,018	109,415
Note receivable	12,228	12,908
Regulatory assets - deferred taxes, net	45,463	8,803
Regulatory assets	601,923	611,917
Intangible asset - securitization	402,444	413,123
Intangible assets - other	12,956	20,086
Assets held for sale - discontinued operations	558,964	727,160
Energy risk management assets	10,085	58,895
Other deferred charges	32,006	24,585
Total assets	$8,292,099	$8,253,749
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$105,000	$109,000
Long-term debt and finance leases due within one year	372,246	340,867
Accounts payable	100,284	132,778
Accounts payable - affiliate	20,926	13,092
Customer deposits	57,137	57,851
Provision for rate refund	1,988	3,074
Taxes payable	50,173	16,905
Interest accrued	40,205	25,540
Energy risk management liabilities	5,221	7,274
Regulatory liabilities - deferred taxes, net	31,215	42,890
Deferred compensation	13,071	12,162
Storm reserves	—	9,409
Liabilities held for sale - discontinued operations	61,229	72,541
Other current liabilities	35,830	29,314
Total current liabilities	894,525	872,697
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	817,801	820,300
Postretirement benefit obligations	200,705	200,665
Storm reserves	106,789	109,353
Asset retirement obligations	10,145	15,429
Operating lease liabilities	17,916	19,790
Liabilities held for sale - discontinued operations	75,848	94,467
Customer advances for construction	25,265	9,783
Other deferred credits	34,002	25,104
Total long-term liabilities and deferred credits	1,288,471	1,294,891
Long-term debt and finance leases, net	3,093,883	3,139,094
Total liabilities	5,276,879	5,306,682
Commitments and contingencies (Note 14)
Member’s equity	3,015,220	2,947,067
Total liabilities and member’s equity	$8,292,099	$8,253,749
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023		2022
Operating activities
Net income	$99,420		$225,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	181,672		220,591
Provision for credit losses	3,243		2,143
Regulatory disallowance	—		13,841
Electric customer credits	—		6,577
Unearned compensation expense	6,676		3,688
Allowance for equity funds used during construction	(4,423)		(2,704)
Loss (gain) on energy risk management assets and liabilities, net	76,748		(112,077)
Loss on classification as held for sale	154,000		—
Deferred lease revenue	(2,301)		(6,904)
Deferred income taxes	(51,894)		21,578
Cash surrender value of company-/trust-owned life insurance	690		5,775
Changes in assets and liabilities
Accounts receivable	1,045		(98,826)
Accounts receivable, affiliate	(7,693)		(10,069)
Unbilled revenue	2,398		(2,897)
Fuel inventory and materials and supplies	(86,598)		(61,518)
Prepayments	(12,805)		(10,908)
Accounts payable	(40,162)		8,164
Accounts payable - affiliate	7,834		(38,206)
Customer deposits	3,607		6,139
Postretirement benefit obligations	(1,607)		(746)
Regulatory assets and liabilities, net	4,677		(9,498)
Asset retirement obligation	(6,115)		(449)
Deferred fuel recoveries	34,801		(23,185)
Other deferred accounts	516		(4,885)
Taxes accrued	(45,700)		45,144
Interest accrued	14,666		29,673
Energy risk management collateral	(6,500)		36,400
Other operating	(5,022)		2,805
Net cash provided by operating activities	321,173		245,125
Investing activities
Additions to property, plant, and equipment	(165,750)		(145,514)
Return of investment in company-owned life insurance	417		15,671
Other investing	1,651		1,293
Net cash used in investing activities	(163,682)		(128,550)
Financing activities
Draws on revolving credit facilities	107,000		127,000
Payments on revolving credit facilities	(111,000)		(40,000)
Issuances of long-term debt	—		424,946
Repayment of long-term debt	(9,574)		(325,000)
Payment of financing costs	(498)		(6,964)
Distributions to member	(30,000)		(219,588)
Other financing	(618)		(559)
Net cash used in financing activities	(44,690)		(40,165)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	112,801		76,410
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	191,572	(1)	150,982
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$304,373	(2)	$227,392
(1) Includes cash and cash equivalents of $54,541, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $109,415. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,067.
(2) Includes cash and cash equivalents of $181,908, current restricted cash and cash equivalents of $6,356, and non-current restricted cash and cash equivalents of $112,018. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,091.

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Supplementary cash flow information
Interest paid, net of amount capitalized	$109,997	$72,772
Income taxes paid, net	$2,162	$—
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$3,506	$7,098
Reduction in property, plant, and equipment due to regulatory disallowance	$—	$13,841
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$—	$197,689
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2022	$2,454,276	$547,778	$(23,608)	$2,978,446
Distributions to member	—	(86,750)	—	(86,750)
Net income	—	68,372	—	68,372
Other comprehensive income, net of tax	—	—	10	10
Balances, Sept. 30, 2022	$2,454,276	$529,400	$(23,598)	$2,960,078

Balances, June 30, 2023	$2,454,276	$436,040	$(786)	$2,889,530
Net income	—	156,112	—	156,112
Distributions to member	—	(30,000)	—	(30,000)
Other comprehensive loss, net of tax	—	—	(422)	(422)
Balances, Sept. 30, 2023	$2,454,276	$562,152	$(1,208)	$3,015,220

Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
Distributions to member	—	(219,588)	—	(219,588)
Net income	—	225,479	—	225,479
Other comprehensive income, net of tax	—	—	31	31
Balances, Sept. 30, 2022	$2,454,276	$529,400	$(23,598)	$2,960,078

Balances, Dec. 31, 2022	$2,454,276	$492,732	$59	$2,947,067
Net income	—	99,420	—	99,420
Distributions to member	—	(30,000)	—	(30,000)
Other comprehensive loss, net of tax	—	—	(1,267)	(1,267)
Balances, Sept. 30, 2023	$2,454,276	$562,152	$(1,208)	$3,015,220
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$364,161	$481,153
Other operations	31,984	24,757
Affiliate revenue	1,645	1,657
Gross operating revenue	397,790	507,567
Electric customer credits	24	(6,728)
Operating revenue, net	397,814	500,839
Operating expenses
Fuel used for electric generation	117,175	192,010
Purchased power	44,803	111,764
Other operations and maintenance	59,452	58,581
Depreciation and amortization	48,012	44,368
Taxes other than income taxes	15,818	14,940
Regulatory disallowance	—	13,841
Total operating expenses	285,260	435,504
Operating income	112,554	65,335
Interest income	1,215	1,726
Allowance for equity funds used during construction	1,617	965
Other expense, net	(103)	(1,591)
Interest charges
Interest charges, net	25,099	24,303
Allowance for borrowed funds used during construction	(178)	(463)
Total interest charges	24,921	23,840
Income before income taxes	90,362	42,595
Federal and state income tax (benefit) expense	(552)	1,862
Net income	$90,914	$40,733
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Net income	$90,914	$40,733
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $35 in 2023 and $113 in 2022)	97	307
Amortization of interest rate derivatives to earnings (net of tax expense of $23 in 2023 and 2022)	62	63
Total other comprehensive income, net of tax	159	370
Comprehensive income, net of tax	$91,073	$41,103
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Operating revenue
Electric operations	$923,685	$1,145,864
Other operations	84,028	62,528
Affiliate revenue	4,967	4,744
Gross operating revenue	1,012,680	1,213,136
Electric customer credits	(1,362)	(6,992)
Operating revenue, net	1,011,318	1,206,144
Operating expenses
Fuel used for electric generation	298,586	442,249
Purchased power	126,086	213,586
Other operations and maintenance	170,827	159,588
Depreciation and amortization	142,467	133,907
Taxes other than income taxes	46,155	39,117
Regulatory disallowance	—	13,841
Total operating expenses	784,121	1,002,288
Operating income	227,197	203,856
Interest income	2,979	3,501
Allowance for equity funds used during construction	4,423	2,704
Other income (expense), net	198	(5,852)
Interest charges
Interest charges, net	74,686	65,147
Allowance for borrowed funds used during construction	(1,244)	(1,200)
Total interest charges	73,442	63,947
Income before income taxes	161,355	140,262
Federal and state income tax expense	4,185	5,800
Net income	$157,170	$134,462
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Net income	$157,170	$134,462
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $106 in 2023 and $339 in 2022)	289	920
Amortization of interest rate derivatives to earnings (net of tax expense of $69 in 2023 and 2022)	188	189
Total other comprehensive income, net of tax	477	1,109
Comprehensive income, net of tax	$157,647	$135,571
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Assets
Utility plant and equipment
Property, plant, and equipment	$5,863,553	$5,736,526
Accumulated depreciation	(2,201,179)	(2,082,153)
Net property, plant, and equipment	3,662,374	3,654,373
Construction work in progress	150,302	113,470
Total utility plant and equipment, net	3,812,676	3,767,843
Current assets
Cash and cash equivalents	107,961	14,703
Restricted cash and cash equivalents	6,356	23,549
Customer accounts receivable (less allowance for credit losses of $2,248 in 2023 and $1,147 in 2022)	72,778	72,646
Accounts receivable - affiliate	2,140	3,771
Other accounts receivable	25,551	33,444
Unbilled revenue	43,642	46,040
Fuel inventory, at average cost	63,128	57,078
Materials and supplies, at average cost	133,842	116,943
Energy risk management assets	4,899	2,570
Accumulated deferred fuel	20,241	57,881
Cash surrender value of company-owned life insurance policies	9,711	9,471
Prepayments	11,816	11,765
Regulatory assets	27,742	39,438
Other current assets	897	838
Total current assets	530,704	490,137
Equity investment in investee	1,992	2,072
Prepayments	1,386	1,493
Operating lease right of use assets	20,761	22,628
Restricted cash and cash equivalents	111,995	109,392
Note receivable	12,228	12,908
Regulatory assets - deferred taxes, net	45,463	8,803
Regulatory assets	489,534	491,978
Intangible asset - securitization	402,444	413,123
Other deferred charges	31,456	23,796
Total assets	$5,460,639	$5,344,173
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Liabilities and member’s equity
Member’s equity	$2,130,559	$2,022,912
Long-term debt and finance leases, net	1,647,593	1,786,447
Total capitalization	3,778,152	3,809,359
Current liabilities
Short-term debt	—	45,000
Long-term debt and finance leases due within one year	240,271	110,344
Accounts payable	86,702	119,435
Accounts payable - affiliate	21,334	12,448
Customer deposits	57,137	57,851
Provision for rate refund	1,988	3,074
Taxes payable	50,485	15,277
Interest accrued	22,912	15,276
Energy risk management liabilities	4,609	4,864
Regulatory liabilities - deferred taxes, net	31,215	42,890
Storm reserves	—	9,409
Other current liabilities	23,416	18,360
Total current liabilities	540,069	454,228
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	817,218	770,127
Postretirement benefit obligations	137,704	137,754
Storm reserves	106,789	109,353
Asset retirement obligations	10,019	15,301
Operating lease liabilities	17,916	19,790
Customer advances for construction	25,265	9,783
Other deferred credits	27,507	18,478
Total long-term liabilities and deferred credits	1,142,418	1,080,586
Total liabilities and member’s equity	$5,460,639	$5,344,173
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023		2022
Operating activities
Net income	$157,170		$134,462
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	146,703		139,356
Provision for credit losses	3,243		2,143
Regulatory disallowance	—		13,841
Electric customer credits	—		6,577
Unearned compensation expense	1,059		570
Allowance for equity funds used during construction	(4,423)		(2,704)
Deferred income taxes	(3,117)		918
Changes in assets and liabilities
Accounts receivable	396		(70,688)
Accounts receivable - affiliate	3,056		13,488
Unbilled revenue	2,398		(2,897)
Fuel inventory and materials and supplies	(24,115)		(52,099)
Prepayments	238		(2,428)
Accounts payable	(27,286)		(7,505)
Accounts payable - affiliate	9,076		(58,462)
Customer deposits	3,607		6,139
Postretirement benefit obligations	(1,080)		353
Regulatory assets and liabilities, net	3,187		(10,989)
Asset retirement obligation	(5,923)		(1,656)
Deferred fuel recoveries	34,801		(23,185)
Other deferred accounts	6,291		(81)
Taxes accrued	33,824		40,394
Interest accrued	7,636		21,464
Other operating	(4,808)		(12)
Net cash provided by operating activities	341,933		146,999
Investing activities
Additions to property, plant, and equipment	(159,947)		(139,726)
Other investing	1,971		1,271
Net cash used in investing activities	(157,976)		(138,455)
Financing activities
Draws on revolving credit facility	25,000		117,000
Payments on revolving credit facility	(70,000)		(40,000)
Issuances of long-term debt	—		424,946
Repayment of long-term debt	(9,574)		(325,000)
Payment of financing costs	(97)		(6,957)
Distributions to member	(50,000)		(105,500)
Other financing	(618)		(559)
Net cash (used in) provided by financing activities	(105,289)		63,930
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	78,668		72,474
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	147,644	(1)	87,341
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$226,312	(2)	$159,815

Supplementary cash flow information
Interest paid, net of amount capitalized	$63,204		$37,198
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$2,825		$7,025
Reduction in property, plant, and equipment due to regulatory disallowance	$—		$13,841
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$—		$197,689
(1) Includes cash and cash equivalents of $14,703, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $109,392.
(2) Includes cash and cash equivalents of $107,961, current restricted cash and cash equivalents of $6,356, and non-current restricted cash and cash equivalents of $111,995.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY
Balances, June 30, 2022	$2,008,449	$(17,444)	$1,991,005
Distributions to member	(53,500)	—	(53,500)
Net income	40,733	—	40,733
Other comprehensive income, net of tax	—	370	370
Balances, Sept. 30, 2022	$1,995,682	$(17,074)	$1,978,608

Balances, June 30, 2023	$2,072,533	$(8,047)	$2,064,486
Net income	90,914	—	90,914
Distributions to member	(25,000)	—	(25,000)
Other comprehensive income, net of tax	—	159	159
Balances, Sept. 30, 2023	$2,138,447	$(7,888)	$2,130,559

Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
Distributions to member	(105,500)	—	(105,500)
Net income	134,462	—	134,462
Other comprehensive income, net of tax	—	1,109	1,109
Balances, Sept. 30, 2022	$1,995,682	$(17,074)	$1,978,608

Balances, Dec. 31, 2022	$2,031,277	$(8,365)	$2,022,912
Net income	157,170	—	157,170
Distributions to member	(50,000)	—	(50,000)
Other comprehensive income, net of tax	—	477	477
Balances, Sept. 30, 2023	$2,138,447	$(7,888)	$2,130,559
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 7	Derivative Instruments	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Segment Disclosures	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Discontinued Operations
In 2022, Cleco Holdings engaged in a strategic review process related to its investment in Cleco Cajun. In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group, with a sale probable and subject to customary regulatory and Board of Managers approvals. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and a sale will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the Cleco Cajun Sale Group is presented as discontinued operations. The financial information for historical periods provided in this report has been recast to present the results of operations and financial position of the Cleco Cajun Sale Group as discontinued operations. Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. Unless otherwise noted, the notes to these condensed consolidated financial statements exclude amounts related to discontinued operations, assets held for sale, and liabilities held for sale for all periods presented. For more information, see Note 3 — “Discontinued Operations.”

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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
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
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Current
Cleco Power’s storm restoration costs - Hurricane Ida	$—	$9,409
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	6,356	14,140
Total current	6,356	23,549
Non-current
Diversified Lands’ mitigation escrow	23	23
Cleco Power’s future storm restoration costs	111,995	103,306
Cleco Power’s storm restoration costs - Hurricane Ida	—	6,086
Total non-current	112,018	109,415
Total restricted cash and cash equivalents	$118,374	$132,964

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Current
Storm restoration costs - Hurricane Ida	$—	$9,409
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs	6,356	14,140
Total current	6,356	23,549
Non-current
Future storm restoration costs	111,995	103,306
Storm restoration costs - Hurricane Ida	—	6,086
Total non-current	111,995	109,392
Total restricted cash and cash equivalents	$118,351	$132,941

On September 20, 2023, the LPSC approved a settlement for the prudency review of the remaining unrecovered Hurricane Ida storm restoration costs deferred as a regulatory asset. The settlement allowed Cleco Power to withdraw the remaining unrecovered Hurricane Ida storm restoration costs, plus a carrying charge through September 2023, from the Hurricane Ida storm reserve. The settlement also approved the transfer of the remaining balance of the Hurricane Ida storm reserve to the restricted reserve for future storm restoration costs. As a result of the settlement, the corresponding Hurricane Ida restricted cash and cash equivalents was reduced by $10.3 million and the remaining balance was transferred to the restricted cash and cash equivalents account for future storm restoration costs. For more information about the regulatory asset and storm reserves, see Note 5 — “Regulatory Assets and Liabilities — Storm Reserves.”

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
As a result of the market price volatility of natural gas throughout 2022, Cleco experienced significant increases to the pass-through fuel component of retail customer energy bills. Due to these increased customer costs, along with the impacts of a 40-year high inflation rate, Cleco experienced increases in credit loss reserves. These factors have not been and are not expected to be material to Cleco’s results of operations, financial condition, or cash flows.
During the third quarter of 2023, Cleco's service territory experienced sustained record high temperatures resulting in an increase in usage by its customers. In anticipation of higher customer costs and high heat conditions, Cleco temporarily suspended disconnections and the utilization of collection agencies for the month of August and most of September 2023, resulting in no additional charge-offs during these months. On September 25, 2023, Cleco resumed disconnection and collection activities.
Although Cleco’s service territory experienced various external impacts, Cleco’s credit losses at September 30, 2023, were still within range of its historical credit loss analysis.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2023			FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, beginning of period	$1,252	$1,638	$2,890	$1,147	$1,638	$2,785
Current period provision	1,106	—	1,106	3,252	—	3,252
Charge-offs	(325)	—	(325)	(3,071)	—	(3,071)
Recovery	215	—	215	920	—	920
Balances, Sept. 30, 2023	$2,248	$1,638	$3,886	$2,248	$1,638	$3,886
* Loan held at Diversified Lands that was fully reserved at December 31, 2020.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2022			FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER*	TOTAL	ACCOUNTS RECEIVABLE	OTHER*	TOTAL
Balances, beginning of period	$1,190	$1,638	$2,828	$1,302	$1,638	$2,940
Current period provision	939	—	939	2,149	—	2,149
Charge-offs	(894)	—	(894)	(2,899)	—	(2,899)
Recovery	263	—	263	946	—	946
Balances, Sept. 30, 2022	$1,498	$1,638	$3,136	$1,498	$1,638	$3,136
* Loan held at Diversified Lands that was fully reserved at December 31, 2020.

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2023	FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,252	$1,147
Current period provision	1,106	3,252
Charge-offs	(325)	(3,071)
Recovery	215	920
Balances, Sept. 30, 2023	$2,248	$2,248

	FOR THE THREE MONTHS ENDED SEPT. 30, 2022	FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,190	$1,302
Current period provision	939	2,149
Charge-offs	(894)	(2,899)
Recovery	263	946
Balances, Sept. 30, 2022	$1,498	$1,498

Note 2 — Recent Authoritative Guidance
In March 2023, FASB issued guidance that applies to leases between entities under common control. The guidance provides a practical expedient for determining whether an arrangement between entities under common control is a lease as well as the classification of the lease. In addition, the leasehold improvements amortization period is to be determined by the useful life to the common group rather than the term of the lease. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Cleco has arrangements between entities under common control and management is evaluating the impacts of this guidance on the results of operations, financial condition, and cash flows of the Registrants.

Note 3 — Discontinued Operations
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group, with a sale probable and subject to customary regulatory and Board of Managers approvals. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and a sale will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group are presented as discontinued operations, and the financial information for historical periods provided in this report has been recast to reflect this presentation. Certain expenses incurred by the Cleco Cajun Sale Group as a result of common services provided by Support Group are reflected in Cleco’s results of continuing operations due to the expected ongoing nature of those expenses. In addition, revenue recognized by Cleco Power from transmission services provided to the Cleco Cajun Sale Group is no longer eliminated upon consolidation of Cleco's financial statements and is reflected in Cleco’s results of continuing operations due to the expected ongoing nature of these services.
In February 2019 in connection with the approval of the Cleco Cajun Transaction, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. Proceeds from the divestiture of the Cleco Cajun Sale Group must be used to satisfy the LPSC commitment. At September 30, 2023, $132.3 million of that debt remains outstanding. Interest expense on that debt is included in discontinued operations.
Cleco determined that the estimated fair value less the estimated cost to sell the Cleco Cajun Sale Group was less than the carrying value of the Cleco Cajun Sale Group at March 31, 2023, June 30, 2023, and September 30, 2023. These determinations resulted in an impairment charge of $154.0 million in the nine months ended September 30, 2023, of which $38.0 million was recognized in the three months ended September 30, 2023. The impairment charge recognized in the three months ended September 30, 2023, was primarily due to changes in assumptions related to the expected sale proceeds, probabilities assigned to potential sale scenarios, and the expected closing date. The impairment charge recognized in the nine months ended September 30, 2023, reduced the carrying value of the Cleco Cajun Sale Group to its estimated fair value less estimated cost to sell.
The impairment charge is recognized in Loss from discontinued operations, net of income taxes on Cleco's Condensed Consolidated Statement of Income. The estimated fair value was based on a weighted average of potential sale scenarios that were determined through the income and market approaches. The fair value estimates involved a number of judgments and assumptions including the future performance of the Cleco Cajun Sale Group through the expected divestiture date, the expected sale proceeds and the timing of such proceeds, replacement interconnection value, and the weighted average cost of capital or discount rate. The fair value measurement of the Cleco Cajun Sale Group is classified as Level 3 in the fair value hierarchy.
The following table presents the amounts that have been reclassified from continuing operations and included in discontinued operations within Cleco’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023, and 2022:

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
Operating revenue, net
Electric operations	$153,025	$140,767	$385,249	$370,489
Other operations	34,231	39,573	95,413	111,897
Operating revenue, net	187,256	180,340	480,662	482,386
Operating expenses
Fuel used for electric generation *	41,339	59,435	70,053	141,189
Purchased power	67,297	111,901	175,884	275,531
Other operations and maintenance	28,611	20,727	75,926	61,726
Depreciation and amortization	433	12,046	15,448	55,866
Total operating expenses	137,680	204,109	337,311	534,312
Operating income (loss)	49,576	(23,769)	143,351	(51,926)
Other (expense) income, net	(7)	12	125	96
Interest, net	(1,835)	(1,712)	(5,545)	(3,663)
Loss on classification as held for sale	(38,000)	—	(154,000)	—
Income (loss) from discontinued operations before income taxes	9,734	(25,469)	(16,069)	(55,493)
Federal and state income tax expense (benefit)*	152,463	(3,609)	(6,362)	(920)
Loss from discontinued operations, net of income taxes	$(142,729)	$(21,860)	$(9,707)	$(54,573)
*For the six months ended June 30, 2023, and 2022, net (losses) gains associated with Cleco Cajun’s natural gas derivatives of $(82.4) million and $165.9 million, respectively, and the related income tax benefit (expense) of $22.2 million and $(44.7) million, respectively, were included in discontinued operations. As a result of the determination that potential buyers are no longer expected to acquire the natural gas derivative instruments in any of the potential sale scenarios, the net (losses) gains and related income tax benefit (expense) associated with the natural gas derivative instruments are no longer presented in discontinued operations.

The following table presents the assets and liabilities of the Cleco Cajun Sale Group that have been reclassified as held for sale within Cleco’s Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022:

(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Cash, cash equivalents, and restricted cash equivalents	$4,091	$4,067
Accounts receivable	58,733	57,822
Fuel inventory, at average cost	93,971	33,153
Materials and supplies, at average cost	35,860	34,195
Energy risk management assets	1,398	518
Property, plant, and equipment, net	636,523	649,067
Prepayments	24,655	23,601
Intangible assets - other	32,569	36,548
Other assets	21,563	23,619
Loss recognized on classification as held for sale	(154,000)	—
Total assets held for sale - discontinued operations	$755,363	$862,590
Accounts payable	$46,209	$59,434
Deferred lease revenue	19,945	22,246
Intangible liabilities	12,695	13,956
Asset retirement obligations	45,702	63,725
Other liabilities	12,526	7,647
Total liabilities held for sale - discontinued operations	$137,077	$167,008
Balances associated with natural gas derivative instruments are no longer presented as held for sale on Cleco’s Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022, as a result of the determination that potential buyers are no longer expected to acquire the natural gas derivative instruments in any of the potential sale scenarios.

Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the nine months ended September 30, 2023, and 2022:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Net cash provided by operating activities - discontinued operations	$5,425	$4,849
Net cash used in investing activities - discontinued operations	$(5,401)	$(4,844)

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

Note 4 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three and nine months ended September 30, 2023, and 2022 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$166,638		$—		$—	$166,638
Commercial (1)	85,137		—		—	85,137
Industrial (1)	45,214		—		—	45,214
Other retail (1)	4,126		—		—	4,126
Electric customer credits	24		—		—	24
Total retail revenue	301,139		—		—	301,139
Wholesale, net	60,844	(1)	(2,323)	(2)	(1)	58,520
Transmission	17,077		—		—	17,077
Other	4,923		—		—	4,923
Affiliate (3)	1,645		30,253		(31,898)	—
Total revenue from contracts with customers	385,628		27,930		(31,899)	381,659
Revenue unrelated to contracts with customers
Securitization revenue	9,984		—		—	9,984
Other	2,202	(4)	—		1	2,203
Total revenue unrelated to contracts with customers	12,186		—		1	12,187
Operating revenue, net	$397,814		$27,930		$(31,898)	$393,846
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

	FOR THE THREE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$190,023		$—		$—	$190,023
Commercial (1)	113,176		—		—	113,176
Industrial (1)	64,486		—		—	64,486
Other retail (1)	5,213		—		—	5,213
Storm recovery surcharge	5,025		—		—	5,025
Electric customer credits	(6,728)		—		—	(6,728)
Total retail revenue	371,195		—		—	371,195
Wholesale, net	97,933	(1)	(2,420)	(2)	—	95,513
Transmission	18,664		—		—	18,664
Other	6,094		—		—	6,094
Affiliate (3)	1,657		29,583		(31,240)	—
Total revenue from contracts with customers	495,543		27,163		(31,240)	491,466
Revenue unrelated to contracts with customers
Other	5,296	(4)	1		1	5,298
Total revenue unrelated to contracts with customers	5,296		1		1	5,298
Operating revenue, net	$500,839		$27,164		$(31,239)	$496,764
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$376,978		$—		$—	$376,978
Commercial (1)	230,861		—		—	230,861
Industrial (1)	132,239		—		—	132,239
Other retail (1)	12,770		—		—	12,770
Electric customer credits	(1,362)		—		—	(1,362)
Total retail revenue	751,486		—		—	751,486
Wholesale, net	166,008	(1)	(7,131)	(2)	—	158,877
Transmission, net	43,562		—		—	43,562
Other	15,023		—		—	15,023
Affiliate (3)	4,967		86,669		(91,636)	—
Total revenue from contracts with customers	981,046		79,538		(91,636)	968,948
Revenue unrelated to contracts with customers
Securitization revenue	25,444		—		—	25,444
Other	4,828	(4)	1		1	4,830
Total revenue unrelated to contracts with customers	30,272		1		1	30,274
Operating revenue, net	$1,011,318		$79,539		$(91,635)	$999,222
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

	FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$434,259		$—		$—	$434,259
Commercial (1)	274,046		—		—	274,046
Industrial (1)	160,948		—		—	160,948
Other retail (1)	13,639		—		—	13,639
Storm recovery surcharge	5,025		—		—	5,025
Electric customer credits	(6,992)		—		—	(6,992)
Total retail revenue	880,925		—		—	880,925
Wholesale, net	245,231	(1)	(7,260)	(2)	—	237,971
Transmission, net	46,244		—		—	46,244
Other	16,285		1		—	16,286
Affiliate (3)	4,744		82,728		(87,472)	—
Total revenue from contracts with customers	1,193,429		75,469		(87,472)	1,181,426
Revenue unrelated to contracts with customers
Other	12,715	(4)	4		—	12,719
Total revenue unrelated to contracts with customers	12,715		4		—	12,719
Operating revenue, net	$1,206,144		$75,473		$(87,472)	$1,194,145
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

Cleco and Cleco Power have unsatisfied performance obligations under contracts with electric cooperatives, retail customers, and municipalities with remaining durations ranging between 3 and 12 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At September 30, 2023, Cleco and Cleco Power had $297.7 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

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
however, if in the future, as a result of regulatory changes or competition, Cleco Power may be required to write down these assets to the extent that such regulatory assets were determined not to be recoverable. In addition, potential deregulation of the industry, or possible future changes in the method of rate regulation of Cleco Power, could require discontinuance of the application of the authoritative guidance on regulated operations.
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Regulatory assets
Acadia Unit 1 acquisition costs	$1,728	$1,807	16.25
Accumulated deferred fuel (1)	20,241	57,881	Various
Affordability study	10,682	11,715	7.75
AFUDC equity gross-up	61,155	63,477	Various	(2)
AMI deferred revenue requirement	1,090	1,499	2.5
AROs (8)	19,368	17,218
Bayou Vista to Segura transmission project deferred revenue requirement	—	2,510
Coughlin transaction costs	792	815	25.75
COVID-19 executive order (8)	3,007	2,953
Deferred lignite and mine closure costs (7)	135,624	133,587
Deferred storm restoration costs - Hurricane Delta (6)	88	109
Deferred storm restoration costs - Hurricane Ida	—	9,409
Deferred storm restoration costs - Hurricane Laura (6)	367	457
Deferred storm restoration costs - Hurricane Zeta (6)	7	9
Deferred taxes, net	45,463	8,803	Various
Dolet Hills Power Station closure costs (7)	147,306	147,082
Energy efficiency	—	235
Financing costs (1)	6,179	6,456	Various	(3)
Interest costs	3,023	3,210	Various	(2)
Madison Unit 3 property taxes	13,139	13,038	Various	(9)
Non-service cost of postretirement benefits	14,692	14,810	Various	(2)
Other	13,345	14,114	Various
Postretirement costs	47,317	47,317	Various	(4)
Production operations and maintenance expenses	8,012	10,443	Various	(5)
Rodemacher Unit 2 deferred costs (8)	17,317	12,645
St. Mary Clean Energy Center	3,045	4,350	1.75
Training costs	5,657	5,774	36.25
Tree trimming costs	4,336	6,377	1.5
Total regulatory assets	582,980	598,100
Regulatory liabilities
Deferred taxes, net	(31,215)	(42,890)	Various
Storm reserves	(106,789)	(118,762)
Total regulatory liabilities	(138,004)	(161,652)
Total regulatory assets, net	$444,976	$436,448
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at September 30, 2023, and December 31, 2022. All other assets are earning a return on investment.
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
(8) Currently not in a recovery period.
(9) Beginning July 1, 2021, property taxes paid for the year ended December 31, are being amortized over the subsequent 12 months beginning July 1.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Total Cleco Power regulatory assets, net	$444,976	$436,448
2016 Merger adjustments*
Fair value of long-term debt	99,196	104,748
Postretirement costs	9,945	11,436
Financing costs	6,646	6,904
Debt issuance costs	4,337	4,587
Total Cleco regulatory assets, net	$565,100	$564,123
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
At September 30, 2023, Accumulated deferred fuel decreased $37.4 million as a result of lower fuel costs.

Deferred Storm Restoration Costs and Storm Reserves
At December 31, 2022, Cleco Power had $15.5 million recorded for the Hurricane Ida storm reserve and a regulatory asset of $9.4 million for non-capital expenses associated with Hurricane Ida that were under a prudency review by the LPSC. On September 20, 2023, the LPSC approved a settlement allowing Cleco Power to withdraw the remaining unrecovered Hurricane Ida storm restoration costs, plus a carrying charge through September 2023, totaling $10.3 million from the Hurricane Ida storm reserve. The settlement also approved the transfer of the remaining balance of the Hurricane Ida storm reserve to the restricted reserve for future storm restoration costs.

Note 6 — Fair Value Accounting Instruments
Fair value is a market-based measurement based on assumptions market participants would use in pricing an asset or a liability. Cleco’s valuation techniques maximize the use of observable market-based inputs and minimize the use of unobservable inputs. Credit risk of Cleco and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves.
Cleco utilizes a three-tier fair value hierarchy that prioritizes inputs that may be used to measure fair value. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. Significant increases or decreases in any of those inputs in isolation could result in a significantly different fair value measurement. Cleco classifies fair value balances based on the fair value hierarchy defined as follows:

•Level 1 — observable inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that Cleco can observe as of the measurement date.
•Level 2 — observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2023, and December 31, 2022, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$290,974	$290,974	$—	$—	$179,241	$179,241	$—	$—
FTRs	4,814	—	—	4,814	2,570	—	—	2,570
Natural gas derivatives	32,379	—	32,379	—	105,646	—	105,646	—
Total assets	$328,167	$290,974	$32,379	$4,814	$287,457	$179,241	$105,646	$2,570
Liability description
FTRs	$671	$—	$—	$671	$294	$—	$—	$294
Natural gas derivatives	4,550	—	4,550	—	6,980	—	6,980	—
Total liabilities	$5,221	$—	$4,550	$671	$7,274	$—	$6,980	$294

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$217,384	$217,384	$—	$—	$139,752	$139,752	$—	$—
FTRs	4,814	—	—	4,814	2,570	—	—	2,570
Natural gas derivatives	166	—	166	—	—	—	—	—
Total assets	$222,364	$217,384	$166	$4,814	$142,322	$139,752	$—	$2,570
Liability description
FTRs	$671	$—	$—	$671	$294	$—	$—	$294
Natural gas derivatives	3,938	—	3,938	—	4,570	—	4,570	—
Total liabilities	$4,609	$—	$3,938	$671	$4,864	$—	$4,570	$294

Cleco has consistently applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the nine months ended September 30, 2023, and the year ended December 31, 2022, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At September 30, 2023, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased. At December 31, 2022, Cleco and Cleco Power had short-term investments in money market funds that had a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2023, and December 31, 2022:

Cleco
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Cash and cash equivalents	$172,601	$46,279
Current restricted cash and cash equivalents	$6,356	$23,548
Non-current restricted cash and cash equivalents	$112,017	$109,414

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Cash and cash equivalents	$99,034	$6,813
Current restricted cash and cash equivalents	$6,356	$23,548
Non-current restricted cash and cash equivalents	$111,994	$109,391

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
The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
Balances, beginning of period	$6,459	$10,138	$2,276	$4,918
Unrealized (losses) gains*	114	(1,363)	(186)	189
Purchases	12	168	8,035	7,037
Settlements	(2,442)	(4,205)	(5,982)	(7,406)
Balances, end of period	$4,143	$4,738	$4,143	$4,738
* Unrealized gains (losses) are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of September 30, 2023, and December 31, 2022:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Sept. 30, 2023	$4,814	$671	RTO auction pricing	FTR price - per MWh	$(5.11)	$7.02
FTRs at Dec. 31, 2022	$2,570	$294	RTO auction pricing	FTR price - per MWh	$(5.11)	$13.65

Natural Gas Derivatives
Cleco may enter into physical and financial fixed price or options contracts that financially settle or are physically delivered at a future date. Management has not elected to apply hedge accounting to these contracts as allowed under applicable accounting standards. Cleco Power’s natural gas derivative contracts are marked-to-market with the resulting unrealized gain or loss recorded as a component of Accumulated deferred fuel on the balance sheet. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge. Cleco Cajun’s unrealized gains or losses as well as realized gains or losses at settlement are recorded on the income statements as a component of fuel expense.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT SEPT. 30, 2023		AT DEC. 31, 2022
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,467,666	$3,064,760	$3,482,556	$3,180,208
* The carrying value of long-term debt does not include deferred issuance costs of $14.4 million at September 30, 2023, and $16.2 million at December 31, 2022.

Cleco Power
	AT SEPT. 30, 2023		AT DEC. 31, 2022
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,886,170	$1,750,841	$1,895,508	$1,825,192
* The carrying value of long-term debt does not include deferred issuance costs of $11.2 million at September 30, 2023, and $12.3 million at December 31, 2022.

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

Concentrations of Credit Risk
At September 30, 2023, and December 31, 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to capture interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government to maintain liquidity and achieve the goal of a net asset value of a dollar.
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to potentially incur replacement cost losses. Cleco enters into long-form contract and master agreements with counterparties that govern the risk of counterparty credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support with respect to bilateral transactions and contracts that Cleco has entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings, or liquidity ratios.

Note 7 — Derivative Instruments
In the normal course of business, Cleco utilizes derivative instruments, such as natural gas derivatives and FTRs, to mitigate volatility of overall fuel and purchased power costs.
Cleco has not elected to designate any of its current instruments as an accounting hedge. At September 30, 2023, there was no collateral posted with or received from counterparties that was netted on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. The following table presents the fair values of derivative instruments and their

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2023, and at December 31, 2022:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT SEPT. 30, 2023	AT DEC. 31, 2022
				GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	NET ASSET (LIABILITY) ON THE BALANCE SHEET	GROSS ASSET (LIABILITY)	CASH COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$4,814	$2,570	$—	$2,570	$—	$2,570
Current	Energy risk management liabilities	(671)	(294)	—	(294)	—	(294)
Natural gas derivatives
Current	Energy risk management assets	22,293	53,251	(6,500)	46,751	(32,578)	14,173
Non-current	Energy risk management assets	10,086	58,895	—	58,895	(20,422)	38,473
Current	Energy risk management liabilities	(4,550)	(6,980)	—	(6,980)	—	(6,980)
Commodity-related contracts, net		$31,972	$107,442	$(6,500)	$100,942	$(53,000)	$47,942
(1) Represents letters of credit by counterparties.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2023	AT DEC. 31, 2022
Commodity-related contracts
FTRs
Current	Energy risk management assets	$4,814	$2,570
Current	Energy risk management liabilities	(671)	(294)
Natural gas derivatives
Current	Energy risk management assets	85	—
Non-current	Energy risk management assets	81	—
Current	Energy risk management liabilities	(3,938)	(4,570)
Commodity-related contracts, net		$371	$(2,294)
The following table presents the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023, and 2022:

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2023	2022	2023	2022
Commodity-related contracts
FTRs(1)	Electric operations	$2,227	$5,297	$4,920	$12,960
FTRs(1)	Purchased power	(1,690)	(2,575)	(3,786)	(5,658)
Natural gas derivatives(2) (3)	Fuel used for electric generation	(10,250)	84,377	(110,506)	250,264
Total		$(9,713)	$87,099	$(109,372)	$257,566
(1) For the three and nine months ended September 30, 2023, unrealized gains (losses) associated with FTRs of $0.1 million and $(0.2) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2022, unrealized (losses) gains associated with FTRs of $(1.4) million and $0.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three and nine months ended September 30, 2023, unrealized (losses) gains associated with natural gas derivatives for Cleco Power of $(4.0) million and $0.8 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2022, unrealized losses associated with natural gas derivatives for Cleco Power of less than $0.1 million were reported through Accumulated deferred fuel on the balance sheet.
(3) For the three and nine months ended September 30, 2023, realized losses associated with natural gas derivatives for Cleco Power of $(0.3) million were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2022, Cleco Power had no realized gains (losses) associated with natural gas derivatives reported through Accumulated deferred fuel on the balance sheet.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2023	2022	2023	2022
Commodity-related contracts
FTRs(1)	Electric operations	$2,227	$5,297	$4,920	$12,960
FTRs(1)	Purchased power	(1,690)	(2,575)	(3,786)	(5,658)
Natural gas derivatives(2) (3)	Fuel used for electric generation	(2,053)	—	(19,876)	—
Total		$(1,516)	$2,722	$(18,742)	$7,302
(1) For the three and nine months ended September 30, 2023, unrealized gains (losses) associated with FTRs of $0.1 million and $(0.2) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2022, unrealized (losses) gains associated with FTRs of $(1.4) million and $0.2 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three and nine months ended September 30, 2023, unrealized (losses) gains associated with natural gas derivatives of $(4.0) million and $0.8 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2022, unrealized losses associated with natural gas derivatives of less than $0.1 million were reported through Accumulated deferred fuel on the balance sheet.
(3) For the three and nine months ended September 30, 2023, realized losses associated with natural gas derivatives of $(0.3) million were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2022, Cleco Power had no realized gains (losses) associated with natural gas derivatives reported through Accumulated deferred fuel on the balance sheet.

The following table presents the volume of commodity-related derivative contracts outstanding at September 30, 2023, and December 31, 2022, for Cleco and Cleco Power:

Cleco
	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT SEPT. 30, 2023	AT DEC. 31, 2022
Commodity-related contracts
FTRs	MWh	15,326	9,085
Natural gas derivatives	MMBtus	71,935	85,350

Cleco Power
	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT SEPT. 30, 2023	AT DEC. 31, 2022
Commodity-related contracts
FTRs	MWh	15,326	9,085
Natural gas derivatives	MMBtus	26,315	4,840

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
At September 30, 2023, and December 31, 2022, Cleco’s long-term debt and finance leases outstanding due within one year was $372.2 million and $340.9 million, respectively. The increase of $31.4 million is primarily due to the reclassification of $125.0 million of Cleco Power’s bank term loan due in May 2024, $66.7 million of Cleco Holdings’ bank term loan due in May 2024, and an additional $4.9 million of scheduled principal payments on Cleco Securitization I’s storm recovery bonds. These increases are partially offset by the reclassification of Cleco Holdings’ $165.0 million senior notes due in 2023 to long-term debt as a result of the extension of the maturity date of such senior notes to May 1, 2025.
At September 30, 2023, and December 31, 2022, Cleco Power’s long-term debt and finance leases outstanding due within one year was $240.3 million and $110.3 million, respectively. The increase of $129.9 million is primarily due to the reclassification of Cleco Power’s $125.0 million bank term loan due in May 2024 and an additional $4.9 million of scheduled principal payments on Cleco Securitization I’s storm recovery bonds.

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
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and nine months ended September 30, 2023, and 2022 were as follows:

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
Components of periodic benefit costs
Service cost	$1,173	$2,043	$365	$546
Interest cost	6,606	4,960	566	368
Expected return on plan assets	(7,386)	(6,177)	—	—
Amortizations
Net loss (gain)	—	3,083	(13)	298
Net periodic benefit cost	$393	$3,909	$918	$1,212

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
Components of periodic benefit costs
Service cost	$3,520	$6,130	$1,094	$1,639
Interest cost	19,817	14,881	1,698	1,103
Expected return on plan assets	(22,158)	(18,531)	—	—
Amortizations
Net loss (gain)	—	9,252	(39)	894
Net periodic benefit cost	$1,179	$11,732	$2,753	$3,636

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2023, was $0.4 million and $1.2 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2022, was $0.7 million and $2.1 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023, was $0.9 million and $2.6 million, respectively. The expense related to other benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022, was $1.1 million and $3.3 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at September 30, 2023, and December 31, 2022, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Current	$5,017	$5,017
Non-current	$37,236	$38,366

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Current	$4,310	$4,310
Non-current	$29,110	$30,082

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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and nine months ended September 30, 2023, and 2022 were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
Components of periodic benefit costs
Service cost	$35	$57	$106	$170
Interest cost	901	670	2,703	2,009
Amortizations
Prior period service credit	(54)	(54)	(161)	(161)
Net (gain) loss	(16)	262	(47)	787
Net periodic benefit cost	$866	$935	$2,601	$2,805

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023, was $0.1 million and $0.4 million, respectively. The expense related to SERP

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022, was $0.1 million and $0.4 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2023, and December 31, 2022, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Current	$4,713	$4,713
Non-current	$63,270	$63,714

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Current	$672	$672
Non-current	$8,817	$9,087
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2023, and 2022 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
401(k) Plan expense	$1,741	$1,838	$5,821	$5,540

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2023, and 2022 was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
401(k) Plan expense	$592	$643	$2,164	$2,092

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates from continuing operations for Cleco and Cleco Power for the three and nine months ended September 30, 2023, and 2022:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2023	2022	2023	2022
Effective tax rate	(470.9)%	9.3%	1,006.9%	9.8%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2023	2022	2023	2022
Effective tax rate	(0.6)%	4.4%	2.6%	4.1%

For Cleco and Cleco Power, the effective income tax rates for the three and nine months ended September 30, 2023, and 2022, were different than the federal statutory rate primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, adjustments for tax returns as filed, flow through of state tax benefits, permanent deductions, and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three and nine months ended September 30, 2023, and 2022, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At September 30, 2023, and December 31, 2022, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

Income Tax Audits
Cleco participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2020, 2021, and 2022, the IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2020 and 2021 tax years. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. These tax returns were filed consistent with the IRS’s review. The IRS has accepted Cleco’s application for the Compliance Assurance Process for the 2022 tax year and the Compliance Assurance Maintenance phase for the 2023 tax year. In this maintenance phase, the IRS typically will, at its discretion, reduce the level of its review of the tax year relative to the regular Compliance Assurance Process phase.
The state income tax years 2020, 2021, and 2022 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three and nine months ended September 30, 2023, and 2022, no penalties were recognized.

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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
Cleco Power, Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco Holdings’ and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, an investment subsidiary, natural gas derivatives at Cleco Cajun, and discontinued operations.
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

Segment Information
FOR THE THREE MONTHS ENDED SEPT. 30, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$364,161
Other operations	31,984
Affiliate revenue	1,645
Electric customer credits	24
Operating revenue, net	$397,814
Net income	$90,914
Add: Depreciation and amortization	48,012
Less: Interest income	1,215
Add: Interest charges	24,921
Add: Federal and state income tax benefit	(552)
EBITDA	$162,080

FOR THE THREE MONTHS ENDED SEPT. 30, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$364,161	$(2,323)		$—	$361,838
Other operations	31,984	—		—	31,984
Affiliate revenue	1,645	30,253		(31,898)	—
Electric customer credits	24	—		—	24
Operating revenue, net	$397,814	$27,930		$(31,898)	$393,846
Depreciation and amortization	$48,012	$4,365	(1)	$1	$52,378
Interest income	$1,215	$81		$(13)	$1,283
Interest charges	$24,921	$17,125		$(12)	$42,034
Federal and state income tax expense (benefit)	$(552)	$(245,942)		$—	$(246,494)
Income from continuing operations, net of income taxes	$90,914	$207,927		$—	$298,841
Loss from discontinued operations, net of income taxes	—	(142,729)		—	(142,729)
Net income	$90,914	$65,198		$—	$156,112
(1) Includes $2.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE THREE MONTHS ENDED SEPT. 30, 2022 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$481,153
Other operations	24,757
Affiliate revenue	1,657
Electric customer credits	(6,728)
Operating revenue, net	$500,839
Net income	$40,733
Add: Depreciation and amortization	44,368
Less: Interest income	1,726
Add: Interest charges	23,840
Add: Federal and state income tax expense	1,862
EBITDA	$109,077

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED SEPT. 30, 2022 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$481,153	$(2,420)		$—	$478,733
Other operations	24,757	1		1	24,759
Affiliate revenue	1,657	29,583		(31,240)	—
Electric customer credits	(6,728)	—		—	(6,728)
Operating revenue, net	$500,839	$27,164		$(31,239)	$496,764
Depreciation and amortization	$44,368	$4,375	(1)	$—	$48,743
Interest income	$1,726	$58		$(18)	$1,766
Interest charges	$23,840	$13,884		$(18)	$37,706
Federal and state income tax expense	$1,862	$7,358		$—	$9,220
Income from continuing operations, net of income taxes	$40,733	$49,499		$—	$90,232
Loss from discontinued operations, net of income taxes	—	(21,860)		—	(21,860)
Net income	$40,733	$27,639		$—	$68,372
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

Segment Information
FOR THE NINE MONTHS ENDED SEPT. 30, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$923,685
Other operations	84,028
Affiliate revenue	4,967
Electric customer credits	(1,362)
Operating revenue, net	$1,011,318
Net income	$157,170
Add: Depreciation and amortization	142,467
Less: Interest income	2,979
Add: Interest charges	73,442
Add: Federal and state income tax expense	4,185
EBITDA	$374,285

FOR THE NINE MONTHS ENDED SEPT. 30, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$923,685	$(7,131)		$—	$916,554
Other operations	84,028	1		1	84,030
Affiliate revenue	4,967	86,669		(91,636)	—
Electric customer credits	(1,362)	—		—	(1,362)
Operating revenue, net	$1,011,318	$79,539		$(91,635)	$999,222
Depreciation and amortization	$142,467	$13,276	(2)	$—	$155,743
Interest income	$2,979	$357		$(113)	$3,223
Interest charges	$73,442	$48,961		$(114)	$122,289
Federal and state income tax expense (benefit)	$4,185	$(125,345)		$—	$(121,160)
Income (loss) from continuing operations, net of income taxes	$157,170	$(48,043)		$—	$109,127
Loss from discontinued operations, net of income taxes	—	(9,707)		—	(9,707)
Net income (loss)	$157,170	$(57,750)		$—	$99,420
Additions to property, plant, and equipment	$159,947	$5,803		$—	$165,750
Equity investment in investees (1)	$1,992	$370,348		$(370,348)	$1,992
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$6,951,436	$1,154,811		$185,852	$8,292,099
(1) Balances as of September 30, 2023. (2) Includes $7.1 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

FOR THE NINE MONTHS ENDED SEPT. 30, 2022 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$1,145,864
Other operations	62,528
Affiliate revenue	4,744
Electric customer credits	(6,992)
Operating revenue, net	$1,206,144
Net income	$134,462
Add: Depreciation and amortization	133,907
Less: Interest income	3,501
Add: Interest charges	63,947
Add: Federal and state income tax expense	5,800
EBITDA	$334,615

FOR THE NINE MONTHS ENDED SEPT. 30, 2022 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,145,864	$(7,260)		$—	$1,138,604
Other operations	62,528	5		—	62,533
Affiliate revenue	4,744	82,728		(87,472)	—
Electric customer credits	(6,992)	—		—	(6,992)
Operating revenue, net	$1,206,144	$75,473		$(87,472)	$1,194,145
Depreciation and amortization	$133,907	$13,127	(2)	$—	$147,034
Interest income	$3,501	$141		$(67)	$3,575
Interest charges	$63,947	$41,614		$(67)	$105,494
Federal and state income tax expense	$5,800	$24,672		$—	$30,472
Income from continuing operations, net of income taxes	$134,462	$145,591		$(1)	$280,052
Loss from discontinued operations, net of income taxes	—	(54,573)		—	(54,573)
Net income	$134,462	$91,018		$(1)	$225,479
Additions to property, plant, and equipment	$139,726	$5,788		$—	$145,514
Equity investment in investees (1)	$2,072	$(320,348)		$320,348	$2,072
Goodwill (1)	$1,490,797	$—		$—	$1,490,797
Total segment assets (1)	$6,834,970	$1,237,096		$181,683	$8,253,749
(1) Balances as of December 31, 2022. (2) Includes $7.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
Net income	$156,112	$68,372	$99,420	$225,479
Less: income (loss) from discontinued operations, net of income taxes	(142,729)	(21,860)	(9,707)	(54,573)
Income from continuing operations, net of income taxes	$298,841	$90,232	$109,127	$280,052
Add: Depreciation and amortization	52,378	48,743	155,743	147,034
Less: Interest income	1,283	1,766	3,223	3,575
Add: Interest charges	42,034	37,706	122,289	105,494
Add: Federal and state income tax (benefit) expense	(246,494)	9,220	(121,160)	30,472
Add: Other corporate costs and noncash items (1)	16,604	(75,058)	111,509	(224,862)
Total segment EBITDA	$162,080	$109,077	$374,285	$334,615
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.

Note 12 — Regulation and Rates

FRP
On June 16, 2021, the LPSC approved Cleco Power’s current FRP. Effective July 1, 2021, under the terms of the FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. On June 30, 2023, Cleco Power filed an application with the LPSC for a new FRP, with anticipated new rates being effective July 1, 2024. Cleco Power has responded to its first set of LPSC data requests.
In September 2023, the LPSC approved Cleco Power’s monitoring report for the 12 months ended June 30, 2022, indicating no material refund was due. On October 31, 2023, Cleco Power filed its monitoring report for the 12 months ended June 30, 2023, indicating no refund was due.

TCJA
On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan which includes the settlement of the TCJA protected and unprotected excess ADIT. Effective July 1,

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
2021, all retail customers continued receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At September 30, 2023, Cleco Power had $222.3 million accrued for the excess ADIT, of which $31.2 million is reflected in current regulatory liabilities.

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
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Restricted cash - current	$6,356	$14,139
Accounts receivable - affiliate	4,262	3,348
Intangible asset - securitization	402,444	413,123
Total assets	$413,062	$430,610
Long-term debt due within one year	$14,499	$9,574
Accounts payable - affiliate	95	165
Interest accrued	1,548	9,953
Long-term debt, net	394,787	408,741
Total liabilities	410,929	428,433
Member’s equity	2,133	2,177
Total liabilities and member’s equity	$413,062	$430,610

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
Operating revenue	$9,946	$5,025	$25,329	$5,025
Operating expenses	(5,264)	(90)	(11,017)	(90)
Interest income	188	10	430	10
Interest charges, net	(4,845)	(4,861)	(14,668)	(5,342)
Income (loss) before taxes	$25	$84	$74	$(397)

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2023, consisted of its equity investment of approximately $2.0 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(17,280)	(17,200)
Total equity investment in investee	$1,992	$2,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Oxbow’s net assets/liabilities	$3,985	$4,145
Cleco Power’s 50% equity	$1,992	$2,072
Cleco Power’s maximum exposure to loss	$1,992	$2,072

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
Operating revenue	$78	$65	$311	$215
Operating expenses	(78)	(65)	(311)	(215)
Income before taxes	$—	$—	$—	$—

Prior to June 30, 2020, DHLC mined lignite reserves at Oxbow through the Amended Lignite Mining Agreement. The lignite reserves were intended to be used to provide fuel to the Dolet Hills Power Station. Under the Amended Lignite Mining Agreement, DHLC billed Cleco Power its proportionate share of incurred lignite extraction and associated mining-related costs. Oxbow billed Cleco Power its proportionate share of incurred costs related to mineral rights and land leases. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. At December 31, 2021, the Dolet Hills Power Station was retired, and all of Cleco Power’s proportionate share of lignite-related costs had been billed by DHLC and Oxbow. For more information on DHLC and the Oxbow mine, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”
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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
right of action and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. In November 2018, Cleco filed renewed exceptions of no cause of action and res judicata, seeking to dismiss all claims. On December 21, 2018, the court dismissed Cleco Partners and Cleco Holdings as defendants per the agreement of the parties, leaving as the only remaining defendants certain former executive officers and independent directors. The District Court denied the defendants’ exceptions on January 14, 2019. A hearing on the plaintiffs’ motion for certification of a class was scheduled for August 26, 2019; however, prior to the hearing, the parties reached an agreement to certify a limited class. On September 7, 2019, the District Court certified a class limited to shareholders who voted against, abstained from voting, or did not vote on the 2016 Merger. On October 18, 2021, the District Court issued an order consistent with a joint motion by the parties to dismiss all claims against the former independent directors leaving two former executives as the only remaining defendants. The two former executives filed motions for summary judgment in June 2023, which the District Court denied in September 2023. In October 2023, the two former executives and plaintiffs, after mediation, entered into a memorandum of understanding for a class action settlement under which all disputes and claims asserted against the two former executives would be dismissed. The District Court’s final approval of the settlement is required before the settlement becomes effective.

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
Diversified Lands loaned $2.0 million to Gulf Coast for the Bunkie project. The loan was secured by a mortgage on the Bunkie project site. Diversified Lands foreclosed on the Bunkie property in February 2020 and has also asserted claims personally against the former owner of Gulf Coast. These claims are based on contracts and credit documents executed by Gulf Coast, the obligations and performance of which were personally guaranteed by the former owner of Gulf Coast. Diversified Lands is seeking recovery of the indebtedness still owed by Gulf Coast to Diversified Lands following the February 2020 foreclosure, which action has been consolidated with the litigation filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana. Discovery is ongoing and the trial date has been set for October 2024.
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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
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
The stay was lifted in the Rapides Parish case and the Rapides Parish case is proceeding. The parties are currently participating in discovery.

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
In March 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning with the May 2021 bills. In May 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. On March 27, 2023, Cleco Power received a draft audit report from the LPSC indicating no material findings. Management expects the draft audit report to be approved in the fourth quarter of 2023.

Environmental Audit
In 2009, the LPSC approved Cleco Power to recover certain costs of environmental compliance through an EAC. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In April 2023, Cleco Power received a notice of audit from the LPSC for the period of January 2020 to December 2022. The total amount of environmental fuel expense included in the audit is $38.3 million. In October 2023, Cleco Power received a draft audit report from the LPSC indicating no material findings. Cleco Power has EAC filings for January 2023 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of MATS. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. However, the EPA concluded that coal- and oil-fired electric generating units would not be removed from the list of regulated sources of hazardous air pollutants and would remain subject to MATS. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. On January 20, 2021, the Presidential Administration issued an executive order, which directs federal agency heads to review regulations and other actions from the past four years to determine if they are inconsistent with the policies announced in the executive order. The order specifically directed the EPA to consider issuing a proposed rule to suspend, revise, or rescind the rule. The EPA determined the most environmentally protective course is to implement the rules in the executive order. On March 6, 2023, the EPA published in the Federal Register a final rule that reinstates the April 25, 2016, finding that it is appropriate and necessary to regulate hazardous air pollutants from coal and oil-fired electric generating units through MATS. On April 24, 2023, the EPA published in the Federal Register proposed amendments to MATS that are the result of the EPA’s review of the May 2020 residual risk and technology review of MATS. Management is unable to determine whether the outcome of the D.C. Circuit Court of Appeals’ review or the EPA’s review of the rule as a result of the executive order will result in changes to the MATS standards.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
Energy Efficiency Audit
In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power began participating in energy efficiency programs in November 2014. Through an approved rate tariff, Cleco Power recovered $8.5 million and $6.8 million for the 2022 and 2021 program years, respectively.
In September 2023, Cleco Power received a notice of audit from the LPSC for the program years 2021 and 2022. Cleco Power has received the first set of LPSC data requests. Program years 2023 and thereafter are subject to audit. Management is unable to predict or give a reasonable estimate of the outcome of this or any future audits.

Dolet Hills Prudency Review
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. Cleco Power believes these costs are prudent and recoverable. However, initial testimony filed by the LPSC Staff advisors in August 2022 indicates disagreement with the recoverability of these incurred costs, quantifying up to $217.0 million of related costs as potentially imprudent. Cleco Power filed rebuttal testimony in September 2022 rebutting the LPSC Staff’s testimony. A hearing was held in May 2023, with the outcome pending. Due to the nature of the regulatory process, Cleco Power is currently unable to determine the timing of this process and if any portion of the incurred costs will be disallowed for recovery. Cleco Power continues to assert that recovery of those costs is probable; however, management is seeking a potential settlement to resolve this matter and move forward with the securitization process.

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

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2023, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $8.1 million. Cleco has accrued this amount.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for reclamation obligations. As of September 30, 2023, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
affect the amount the Registrants can borrow under their credit facilities.
In April 2020, Cleco Power and SWEPCO mutually agreed not to develop additional mining areas for future lignite extraction and subsequently provided notice to the LPSC of the intent to cease mining at the Dolet Hills and Oxbow mines by June 2020. The mine closures are subject to LPSC review and approval. As of June 30, 2020, all lignite reserves intended to be extracted from the mines had been extracted. On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. For more information on the LPSC prudency review associated with the mine closure costs, see “— LPSC Audits and Reviews — Dolet Hills Prudency Review.”
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
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). The CCR Rule established extensive requirements for existing and new CCR landfills and surface impoundments and all lateral expansions consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post closure care, and recordkeeping, notification, and internet posting requirements. In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule in the Federal Register that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, demonstrations were submitted to the EPA specifying an intended course of action for the ash disposal facilities at Big Cajun II, Rodemacher Unit 2, and the Dolet Hills Power Station in order to comply with the final CCR Rule. On January 11, 2022, Cleco Power and Cleco Cajun received communication from the EPA that the demonstrations had been deemed complete. Cleco Power withdrew the Dolet Hills demonstration due to the cessation of receiving waste. The two remaining demonstrations are still subject to EPA approval based on pending technical review.
At March 31, 2023, Cleco Cajun recorded a decrease of $19.5 million in its ARO balance due to revised cost estimates. Cleco Cajun’s ARO is recorded in Liabilities held for sale on Cleco’s Condensed Consolidated Balance Sheet.
As part of the Cleco Cajun Transaction, NRG Energy agreed to indemnify Cleco for certain environmental costs up to $25.0 million associated with the CCR Rule, for both ARO and non-ARO related expenses. At September 30, 2023, Cleco Cajun had an indemnification asset totaling $18.0 million, which was substantially related to AROs associated with ash pond remediation. This asset is recorded in Assets held for sale on Cleco’s Condensed Consolidated Balance Sheet. As additional periodic expenses related to covered costs are incurred, the associated indemnification asset will be recognized. The indemnification asset is expected to be collected as indemnified costs, either recognized in the ARO or as periodic expenses, are incurred.

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

Note 15 — Affiliate Transactions
At September 30, 2023, and December 31, 2022, Cleco Holdings had an affiliate receivable of $22.3 million and $14.6 million, respectively, primarily for income taxes paid on behalf of Cleco Group. At September 30, 2023, and December 31, 2022, Cleco Holdings had an affiliate payable of $20.9 million and $13.1 million, respectively, to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2023		AT DEC. 31, 2022
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$9	$9,429	$5	$1,138
Support Group	1,101	11,903	2,299	11,305
Cleco Cajun	1,030	2	1,467	5
Total	$2,140	$21,334	$3,771	$12,448

Cleco Power’s affiliate payable to Support Group at both September 30, 2023, and December 31, 2022, primarily consisted of amounts due for intercompany services. Of the affiliate payable balances at September 30 2023, Cleco Power had $9.1 million payable to Cleco Holdings for the settlement of income taxes.

Note 16 — Intangible Assets and Goodwill

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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
revenue requirement billed to Cleco Power’s customers. Amortization is included in Depreciation and amortization on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2023, amortization expense of $5.1 million and $10.7 million, respectively, was recognized. At the end of its life, this securitized intangible asset will have no residual value.
The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Storm Recovery Property intangible asset	$415,946	$415,946
Accumulated amortization	(13,502)	(2,823)
Net intangible asset subject to amortization	$402,444	$413,123

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. The intangible assets related to the power supply agreements are amortized over the estimated life of each applicable contract ranging between 8 and 19 years, and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
The following table presents the amortization expense recognized during the three and nine months ended September 30, 2023, and 2022:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	2023	2022
Amortization expense
Power supply agreements	$2,323	$2,420	$7,131	$7,260

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT SEPT. 30, 2023	AT DEC. 31, 2022
Power supply agreements	$85,104	$85,104
Accumulated amortization	(72,148)	(65,018)
Net intangible assets subject to amortization	$12,956	$20,086

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
Cleco performs an annual impairment test each August. In between annual tests, Cleco monitors its estimates and assumptions regarding estimated future cash flows, including the impact of movements in market indicators in future quarters, and will update the impairment analyses if a triggering event occurs. While Cleco believes the assumptions are reasonable, actual results may differ from projections. To the extent cash flows, long-term growth rates, U.S. Treasury rates, or other factors outside of Cleco’s control may impact Cleco’s projected results, Cleco may be required to reduce all or a portion of the carrying value of goodwill.
Cleco conducted its 2023 annual impairment test using an August 1, 2023, measurement date and determined that the estimated fair value of the reporting unit exceeded its carrying value, and no impairment existed.

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2023	FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balances, beginning of period	$(786)	$59
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(422)	(1,267)
Balances, Sept. 30, 2023	$(1,208)	$(1,208)

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2022	FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(23,608)	$(23,629)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	10	31
Balances, Sept. 30, 2022	$(23,598)	$(23,598)

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2023			FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(3,126)	$(4,921)	$(8,047)	$(3,318)	$(5,047)	$(8,365)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	97	—	97	289	—	289
Reclassification of net loss to interest charges	—	62	62	—	188	188
Balances, Sept. 30, 2023	$(3,029)	$(4,859)	$(7,888)	$(3,029)	$(4,859)	$(7,888)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2022			FOR THE NINE MONTHS ENDED SEPT. 30, 2022
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(12,272)	$(5,172)	$(17,444)	$(12,885)	$(5,298)	$(18,183)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	307	—	307	920	—	920
Reclassification of net loss to interest charges	—	63	63	—	189	189
Balances, Sept. 30, 2022	$(11,965)	$(5,109)	$(17,074)	$(11,965)	$(5,109)	$(17,074)

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2023, and 2022.

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

Cleco Cajun Divestiture
In 2022, Cleco Holdings engaged in a strategic review process related to its investment in Cleco Cajun. In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group, with a sale probable and subject to customary regulatory and Board of Managers approvals. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and a sale will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the Cleco Cajun Sale Group is presented as discontinued operations, and the results of operations and financial position for historical periods provided in this report have been recast to reflect this presentation. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
Dolet Hills
On October 6, 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine. At December 31, 2021, the Dolet Hills Power Station was retired, and all of Cleco Power’s proportionate share of lignite-related costs had been billed by DHLC and Oxbow. On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine. These costs are currently under a prudency review by the LPSC. Pending the completion of the prudency review, Cleco Power intends to seek a financing order to securitize the unrecovered Dolet Hills Power Station closure costs and Oxbow mine closure costs as well as deferred fuel costs. Due to the nature of the regulatory process, Cleco Power is currently unable to determine the timing of this process and if any portion of the incurred costs will be disallowed for recovery. Cleco Power continues to assert that recovery of those costs is probable; however, management is seeking a potential settlement to resolve this matter and move forward with the securitization process. For more information on the prudency review, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

ESG
Cleco is accelerating its efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco is increasing its renewable and electrification initiatives. Cleco is also aiming to reduce GHG emissions in ways such as incorporating renewable energy resources into its generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco aims to sustainably reduce its GHG emissions by approximately 60.0% by 2030, with aspirations of net zero emissions by 2050. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable. Cleco also continues to support community investment opportunities across its service territory and has created a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to policies and practices that support the governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and appointed a Chief Sustainability Officer to oversee the continued implementation of ESG initiatives. Currently, management is unable to predict the impact of implementing these ESG initiatives on the Registrants. For more information on these ESG initiatives, see Part I, Item 1, “Business — Human Capital — Diversity and Inclusion,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For more information about Cleco’s environmental initiatives, see “— Renewable and Electrification Initiatives.”

Tax Reform
On August 16, 2022, the IRA of 2022 became law. The IRA of 2022 seeks to lower gasoline and electricity prices, increase energy security, and help consumers afford emissions-cutting technologies. In addition, the IRA of 2022 provides tax credits for clean electricity sources and energy storage, as well as creates programs to enable states and electric utilities to transition to clean power. There are several tax and renewables provisions in this legislation that could have a material effect on the results of operations, financial condition, or cash flows of the Registrants. These include provisions related to direct pay and credit transferability, enhanced carbon capture and sequestration credits, new technology-neutral clean energy investment credits, and new technology-neutral clean energy production credits. These credits are expected to help fund Cleco Power’s Project Diamond Vault as well as future renewable and electrification projects. Management continues to monitor any potential impact the IRA of 2022 could have on the Registrants. In addition, the IRA of 2022 could increase business growth in Cleco’s service territory.

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
The Front End Engineering Design (FEED) study for Project Diamond Vault has begun and is projected to cost approximately $12.0 million. A $9.0 million congressional appropriation has been secured, subject to the U.S. Department of Energy’s grant process, to help offset costs of this study. The FEED study is expected to be completed in mid-2024 and major permitting is expected to be completed in the second half of 2025. Construction of the project is expected to begin in the first quarter of 2026. Management expects the total project will be completed in early 2029. After the cost of the FEED study, the remaining project cost is currently estimated to be between $1.40 billion and $1.70 billion. This estimate will be refined throughout the FEED study process as additional information and cost estimates become available. Cleco anticipates funding this project through one or more sources including tax credits provided by the IRA of 2022, Department of Energy grants, debt financing, private equity investment, and partnership interests.

Other
On July 22, 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana and owned by a third party. The agreement is subject to LPSC approval and other conditions precedent. If approved, Cleco Power expects to begin receiving output from this facility in 2026.
Cleco Power is also pursuing electrification initiatives such as gas compression, e-trucking, green tariffs, residential heating programs, and increasing the supply of light duty electric vehicles and forklifts, among others.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
Cleco Power is seeking available funds from the U.S. government for funding of these electrification initiatives. Cleco Power cannot predict the likelihood that any funding from the U.S. government ultimately will be approved.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of September 30, 2023, Cleco Power had spent $51.8 million on the project.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2023, and 2022

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue, net	$393,846	$496,764	$(102,918)	(20.7)%
Operating expenses	299,961	357,385	57,424	16.1%
Operating income	93,885	139,379	(45,494)	(32.6)%
Interest income	1,283	1,766	(483)	(27.3)%
Allowance for equity funds used during construction	1,617	965	652	67.6%
Other expense, net	(2,404)	(4,952)	2,548	51.5%
Interest charges	42,034	37,706	(4,328)	(11.5)%
Federal and state income tax (benefit) expense	(246,494)	9,220	255,714	2,773.5%
Income from continuing operations, net of income taxes	298,841	90,232	208,609	231.2%
Loss from discontinued operations, net of income taxes	(142,729)	(21,860)	(120,869)	(552.9)%
Net income	$156,112	$68,372	$87,740	128.3%

The increase in Cleco’s results of operations is primarily attributable to the following:

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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue
Base	$218,566	$192,560	$26,006	13.5%
Fuel cost recovery	145,595	283,568	(137,973)	(48.7)%
Electric customer credits	24	(6,728)	6,752	100.4%
Securitization revenue	9,984	5,025	4,959	98.7%
Other operations	22,000	24,757	(2,757)	(11.1)%
Affiliate revenue	1,645	1,657	(12)	(0.7)%
Operating revenue, net	397,814	500,839	(103,025)	(20.6)%
Operating expenses
Recoverable fuel and purchased power	145,664	283,848	138,184	48.7%
Non-recoverable fuel and purchased power	16,314	19,926	3,612	18.1%
Other operations and maintenance	59,452	58,581	(871)	(1.5)%
Depreciation and amortization	48,012	44,368	(3,644)	(8.2)%
Taxes other than income taxes	15,818	14,940	(878)	(5.9)%
Regulatory disallowance	—	13,841	13,841	100.0%
Total operating expenses	285,260	435,504	150,244	34.5%
Operating income	112,554	65,335	47,219	72.3%
Interest income	1,215	1,726	(511)	(29.6)%
Allowance for equity funds used during construction	1,617	965	652	67.6%
Other expense, net	(103)	(1,591)	1,488	93.5%
Interest charges	24,921	23,840	(1,081)	(4.5)%
Federal and state income tax (benefit) expense	(552)	1,862	2,414	129.6%
Net income	$90,914	$40,733	$50,181	123.2%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,329	1,115	19.2%
Commercial	849	780	8.8%
Industrial	582	572	1.7%
Other retail	33	30	10.0%
Total retail	2,793	2,497	11.9%
Sales for resale	973	906	7.4%
Total retail and wholesale customer sales	3,766	3,403	10.7%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$119,697	$100,964	18.6%
Commercial	55,697	52,457	6.2%
Industrial	25,908	21,519	20.4%
Other retail	2,983	2,820	5.8%
Total retail	204,285	177,760	14.9%
Sales for resale	14,281	14,800	(3.5)%
Total base revenue	$218,566	$192,560	13.5%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2023 CHANGE
	2023	2022	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	2,023	1,632	1,564	24.0%	29.3%

Base
Base revenue increased $26.0 million primarily due to $20.3 million of higher usage as a result of warmer summer weather. Also contributing to the increase was $5.1 million of higher industrial and commercial customer usage and demand, partially due to new industrial customers in 2023.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 74% of Cleco Power’s total fuel cost during the third quarter of 2023 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three months ended September 30, 2023, were impacted primarily by lower natural gas costs as compared to the three months ended September 30, 2022. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Electric Customer Credits
Electric customer credits decreased $6.8 million primarily due to the absence of a 2022 refund to Cleco Power’s retail customers for costs recovered in periods prior to September 30, 2022. The refund was the result of the LPSC approved settlement disallowing the recovery of a portion of planning and construction costs incurred for the St. Mary Clean Energy Center.

Securitization Revenue
Securitization revenue increased $5.0 million primarily due to the collection of storm recovery charges beginning in September 2022.

Other Operations Revenue
Other operations revenue decreased $2.8 million primarily due to $1.6 million of lower transmission revenue primarily due to the expiration of wholesale contracts in December 2022 and May 2023. Also contributing to the decrease was $0.9 million of lower forfeited discounts due to an adjustment for COVID-19 lost revenue as well as lower customer bills in 2023.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $3.6 million primarily due to $1.8 million of lower fuel expense primarily due to the expiration of wholesale contracts in December 2022 and May 2023 and $1.6 million for the timing of recovery of transmission costs.

Depreciation and Amortization
Depreciation and amortization increased $3.6 million primarily due to $5.1 million for the amortization of the securitized intangible asset that began in November 2022 and $2.0 million of higher normal recurring additions to fixed assets. These increases were partially offset by $3.2 million for the absence of the amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta.

Regulatory Disallowance
Regulatory disallowance decreased $13.8 million due to the absence of the impairment charge resulting from the LPSC approved settlement disallowing the recovery of a portion of planning and construction costs incurred for the St. Mary Clean Energy Center.

Income Taxes
For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

Comparison of the Nine Months Ended September 30, 2023, and 2022

Cleco
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue, net	$999,222	$1,194,145	$(194,923)	(16.3)%
Operating expenses	893,956	770,707	(123,249)	(16.0)%
Operating income	105,266	423,438	(318,172)	(75.1)%
Interest income	3,223	3,575	(352)	(9.8)%
Allowance for equity funds used during construction	4,423	2,704	1,719	63.6%
Other expense, net	(2,656)	(13,699)	11,043	80.6%
Interest charges	122,289	105,494	(16,795)	(15.9)%
Federal and state income tax (benefit) expense	(121,160)	30,472	151,632	497.6%
Income from continuing operations, net of income taxes	109,127	280,052	(170,925)	(61.0)%
Loss from discontinued operations, net of income taxes	(9,707)	(54,573)	44,866	82.2%
Net income	$99,420	$225,479	$(126,059)	(55.9)%

The decrease in Cleco’s results of operations is primarily attributable to the following:

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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue
Base	$532,878	$528,298	$4,580	0.9%
Fuel cost recovery	390,807	612,541	(221,734)	(36.2)%
Electric customer credits	(1,362)	(6,992)	5,630	80.5%
Securitization revenue	25,444	5,025	20,419	406.3%
Other operations	58,584	62,528	(3,944)	(6.3)%
Affiliate revenue	4,967	4,744	223	4.7%
Operating revenue, net	1,011,318	1,206,144	(194,826)	(16.2)%
Operating expenses
Recoverable fuel and purchased power	390,843	612,791	221,948	36.2%
Non-recoverable fuel and purchased power	33,829	43,044	9,215	21.4%
Other operations and maintenance	170,827	159,588	(11,239)	(7.0)%
Depreciation and amortization	142,467	133,907	(8,560)	(6.4)%
Taxes other than income taxes	46,155	39,117	(7,038)	(18.0)%
Regulatory disallowance	—	13,841	13,841	100.0%
Total operating expenses	784,121	1,002,288	218,167	21.8%
Operating income	227,197	203,856	23,341	11.4%
Interest income	2,979	3,501	(522)	(14.9)%
Allowance for equity funds used during construction	4,423	2,704	1,719	63.6%
Other income (expense), net	198	(5,852)	6,050	103.4%
Interest charges	73,442	63,947	(9,495)	(14.8)%
Federal and state income tax expense	4,185	5,800	1,615	27.8%
Net income	$157,170	$134,462	$22,708	16.9%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	3,003	2,978	0.8%
Commercial	2,118	2,084	1.6%
Industrial	1,661	1,690	(1.7)%
Other retail	95	91	4.4%
Total retail	6,877	6,843	0.5%
Sales for resale	2,372	2,378	(0.3)%
Total retail and wholesale customer sales	9,249	9,221	0.3%
The following table shows the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$259,806	$257,710	0.8%
Commercial	151,242	151,595	(0.2)%
Industrial	68,620	65,057	5.5%
Other retail	8,970	8,268	8.5%
Total retail	488,638	482,630	1.2%
Sales for resale	44,240	45,668	(3.1)%
Total base revenue	$532,878	$528,298	0.9%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2023 CHANGE
	2023	2022	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	542	1,099	889	(50.7)%	(39.0)%
Cooling degree-days	3,404	2,787	2,647	22.1%	28.6%

Base
Base revenue increased $4.6 million primarily due to $3.6 million of higher usage as a result of warmer summer weather. Also contributing to the increase was $3.1 million of higher industrial and commercial customer usage and demand, partially due to new industrial customers in 2023. These increases were partially offset by $1.4 million of lower wholesale customer revenue largely due to the expiration of wholesale contracts in December 2022 and May 2023.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Fuel Cost Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 77% of Cleco Power’s total fuel cost during the first nine months of 2023 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the nine months ended September 30, 2023, were impacted primarily by lower natural gas costs as compared to the nine months ended September 30, 2022. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Electric Customer Credits
Electric customer credits decreased $5.6 million primarily due to the absence of a 2022 refund to Cleco Power’s retail customers for costs recovered in periods prior to September 30, 2022. The refund was the result of the LPSC approved settlement disallowing the recovery of a portion of planning and construction costs incurred for the St. Mary Clean Energy Center.

Securitization Revenue
Securitization revenue increased $20.4 million primarily due to the collection of storm recovery charges beginning in September 2022.

Other Operations Revenue
Other operations revenue decreased $3.9 million primarily due to $2.5 million of lower transmission revenue. Also contributing to the decrease was $0.7 million of lower forfeited discounts due to an adjustment for COVID-19 lost revenue as well as lower customer bills in 2023. In addition, there was $0.5 million of lower reconnect fees largely due to the suspension of disconnections and collection efforts in August and September 2023 due to high temperatures.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $9.2 million primarily due to $4.9 million for the timing of recovery of transmission costs and $3.7 million of lower fuel expense primarily due to the expiration of wholesale contracts in December 2022 and May 2023.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $11.2 million primarily due to $8.5 million of higher employee-related expenses largely related to higher salaries and lower pension non-service costs. Also contributing to the increase was $2.1 million of higher outside service costs primarily related to information technology support and consulting and $2.0 million of higher materials and supplies expense. These increases were partially offset by $2.0 million of lower routine generation maintenance expense.

Depreciation and Amortization
Depreciation and amortization increased $8.6 million primarily due to $10.7 million for the amortization of the securitized intangible asset that began in November 2022, $4.2 million related to a change in the estimated useful life of internal software, and $3.1 million of higher normal recurring additions to fixed assets. These increases were partially offset by $7.9 million for the absence of amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta and $2.0 million for the absence of amortization related to costs associated with lignite mining.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $7.0 million primarily due to the amortization of the Madison Unit 3 property tax regulatory asset that began in July 2022.

Regulatory Disallowance
Regulatory disallowance decreased $13.8 million due to the absence of the impairment charge resulting from the LPSC approved settlement disallowing the recovery of a portion of planning and construction costs incurred for the St. Mary Clean Energy Center.

Other Income (Expense), Net
Other income (expense), net increased $6.1 million primarily due to the absence of non-service pension costs amortization as a result of an increase in the discount rate which caused actuarial gains.

Interest Charges
Interest charges increased $9.5 million primarily due to $8.9 million for interest on storm recovery bonds issued in June 2022 by Cleco Securitization I and $3.7 million related to higher interest rates on variable rate debt. These increases were partially offset by $2.7 million for the absence of interest on floating rate senior notes that were redeemed at par in June 2022.

Income Taxes
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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the three and nine months ended September 30, 2023, and 2022 for the Cleco Power reportable segment:

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Net income	$90,914	$40,733
Add: Depreciation and amortization	48,012	44,368
Less: Interest income	1,215	1,726
Add: Interest charges	24,921	23,840
Add: Federal and state income tax (benefit) expense	(552)	1,862
EBITDA	$162,080	$109,077

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022
Net income	$157,170	$134,462
Add: Depreciation and amortization	142,467	133,907
Less: Interest income	2,979	3,501
Add: Interest charges	73,442	63,947
Add: Federal and state income tax expense	4,185	5,800
EBITDA	$374,285	$334,615

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2023:

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
Cleco may be required to provide credit support with respect to bilateral transactions and contracts that Cleco has entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings, or liquidity ratios.
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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
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

Debt

Cleco
At September 30, 2023, and December 31, 2022, Cleco had $105.0 million and $109.0 million, respectively, of short-term debt for outstanding borrowings under its aggregate $475.0 million revolving credit facilities. For more information on Cleco’s revolving credit facilities, see “— Credit Facilities.”
At September 30, 2023, Cleco’s long-term debt and finance leases outstanding was $3.47 billion, of which $372.2 million was due within one year. The long-term debt due within one year at September 30, 2023, primarily represents $132.3 million of Cleco Holdings’ bank term loan due in May 2024, of which $65.6 million is due by December 2023 as required by the Cleco Cajun Transaction commitments to the LPSC; $125.0 million of Cleco Power’s bank term loan due in May 2024; $100.0 million of Cleco Power’s senior notes due in December 2023; and $14.5 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in March and September 2024.
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
At September 30, 2023, cash and cash equivalents available of $181.9 million combined with $370.0 million of available revolving credit facility capacity ($70.0 million from Cleco Holdings and $300.0 million from Cleco Power) provided a total liquidity of $551.9 million.
At September 30, 2023, and December 31, 2022, Cleco had a working capital surplus of $89.5 million and deficit of $88.8 million, respectively. The $178.3 million increase in working capital is primarily due to:

•a $110.2 million increase in cash, cash equivalents, restricted cash, and restricted cash equivalents,
•an $80.3 million increase in taxes receivable primarily due to an accrual to record federal income taxes at the projected annual effective rate,
•a $72.3 million increase in the net assets and liabilities held for sale primarily due to the reclassification of all assets and liabilities related to the Cleco Cajun Sale Group,
•a $36.4 million decrease in accounts payable, excluding Cleco Power’s FTRs, primarily due to lower accruals for natural gas, solid fuels, and generating station outage maintenance,
•a $16.9 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty, and
•an $11.7 million decrease in regulatory liabilities primarily due to the reclassification of the short-term portion of the TCJA regulatory liability amortization.

These increases in working capital were partially offset by:

•a $37.4 million decrease in accumulated deferred fuel, excluding Cleco Power’s FTRs, primarily due to lower fuel costs,
•a $33.3 million increase in taxes payable primarily due to an accrual for property tax payments and higher provision for federal and state income taxes,
•a $31.4 million increase in long-term debt and finance leases due within one year primarily due to the reclassification of $125.0 million of Cleco Power’s bank term loan due in May 2024, $66.7 million of Cleco Holdings’ bank term loan due in May 2024, and an additional $4.9 million of scheduled principal payments on Cleco Securitization I’s storm recovery bonds, partially offset by the reclassification of Cleco Holdings’ $165.0 million senior notes due in 2023 to long-term debt as a result of the extension of the maturity date of such senior notes to May 1, 2025,
•a $27.0 million decrease in energy risk management assets primarily due to market value changes on gas-related derivative contracts,
•a $14.7 million increase in accrued interest primarily due to the accrual of interest on Cleco Holdings’ and Cleco Power’s bonds, and
•an $11.7 million decrease in regulatory assets primarily due to withdrawing the remaining balance of the Hurricane Ida regulatory asset from the related storm reserve following the settlement of the prudency review.

Cleco Holdings
At September 30, 2023, and December 31, 2022, Cleco Holdings had $105.0 million and $64.0 million, respectively, of short-term debt for outstanding borrowings under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.” Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at September 30, 2023.
At September 30, 2023, Cleco Holdings’ long-term debt outstanding was $1.58 billion, of which $132.0 million was due within one year. The long-term debt due within one year at

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
September 30, 2023, primarily represents the $132.3 million bank term loan due in May 2024, of which $65.6 million is due by December 2023 as required by the Cleco Cajun Transaction commitments to the LPSC.
At September 30, 2023, cash and cash equivalents available at Cleco Holdings of $6.6 million combined with $70.0 million of available revolving credit facility capacity provided a total liquidity of $76.6 million.

Cleco Power
At September 30, 2023, Cleco Power had no short-term debt. At December 31, 2022, Cleco Power had $45.0 million, of short-term debt for outstanding borrowings under its $300.0 million revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.”
Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support its working capital needs. There were no amounts outstanding under the uncommitted line of credit at September 30, 2023.
At September 30, 2023, Cleco Power’s long-term debt and finance leases outstanding was $1.89 billion, of which $240.3 million was due within one year. The long-term debt due within one year at September 30, 2023, primarily represents the $125.0 million bank term loan due in May 2024, $100.0 million of senior notes due in December 2023, and $14.5 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in March and September 2024.
At September 30, 2023, cash and cash equivalents available of $108.0 million combined with $300.0 million of available revolving credit facility capacity provided a total liquidity of $408.0 million.
At September 30, 2023, Cleco Power had a working capital deficit of $9.4 million. At December 31, 2022, Cleco Power had a working capital surplus of $35.9 million. The $45.3 million decrease in working capital is primarily due to:

•a $129.9 million increase in long-term debt and finance leases due within one year primarily due to the reclassification of Cleco Power’s $125.0 million bank term loan due in May 2024 and an additional $4.9 million of scheduled principal payments on Cleco Securitization I’s storm recovery bonds,
•a $37.4 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to lower fuel costs,
•a $35.2 million increase in taxes payable primarily due to an accrual for property tax payments, and
•an $11.7 million decrease in regulatory assets primarily due to withdrawing the remaining balance of the Hurricane Ida regulatory asset from the storm reserve following the completion of the prudency review.

These decreases in working capital were partially offset by:

•a $76.1 million increase in cash, cash equivalents, restricted cash, and restricted cash equivalents,
•a $45.0 million decrease in short-term debt primarily due to lower outstanding draws on the revolving credit facility,
•a $36.6 million decrease in accounts payable, excluding FTRs, primarily due to lower accruals for natural gas, solid fuels, and generating station outage maintenance,
•a $16.9 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty, and
•an $11.7 million decrease in regulatory liabilities primarily due to the reclassification of the short-term portion of the TCJA regulatory liability amortization.

Credit Facilities
At September 30, 2023, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $105.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. On February 17, 2023, Cleco Holdings and Cleco Power amended their respective revolving credit facilities to transition the benchmark interest rate from LIBOR to SOFR. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million. Cleco and Cleco Power had no amounts outstanding under their uncommitted lines of credit at September 30, 2023.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At September 30, 2023, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At September 30, 2023, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At September 30, 2023, Cleco Power was in compliance with the covenants of its revolving credit facility. At September 30, 2023, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At September 30, 2023, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies.
At September 30, 2023, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cash Flows
Cleco’s operating, investing, and financing cash flows include both continuing and discontinued operations. For information on the cash flows from discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
Cleco’s and Cleco Power’s net cash activities are as follows for the nine months ended September 30, 2023, and 2022:

	CLECO			CLECO POWER
	FOR THE NINE MONTHS ENDED SEPT. 30,			FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2023	2022	VARIANCE	2023	2022	VARIANCE
Net cash provided by operating activities	$321,173	$245,125	$76,048	$341,933	$146,999	$194,934
Net cash used in investing activities	$(163,682)	$(128,550)	$(35,132)	$(157,976)	$(138,455)	$(19,521)
Net cash (used in) provided by financing activities	$(44,690)	$(40,165)	$(4,525)	$(105,289)	$63,930	$(169,219)

Cleco - Net Operating Cash Flows
Net cash provided by operating activities increased $76.1 million, which includes $0.6 million related to discontinued operations, primarily due to:

•$72.7 million of higher collections from Cleco Power and Cleco Cajun's customers,
•$58.0 million of higher recoveries of fuel and purchased power costs primarily due to the timing of collections at a higher fuel rate at Cleco Power,
•$48.4 million of higher receipts of affiliate settlements primarily for income taxes paid on behalf of Cleco Group, and
•$14.1 million of higher collections from joint owners primarily due to the timing of receipts for their portions of generating station expenses.

These increases were partially offset by:

•$87.1 million of higher payments for fuel inventory primarily due to higher volume of purchases of coal and
•$42.9 million of lower collateral received from counterparties related to Cleco Cajun’s natural gas derivatives.

Cleco - Net Investing Cash Flows
Net cash used in investing activities increased $35.2 million, which includes $0.6 million related to discontinued operations, primarily due to:

•$20.2 million for higher additions to property, plant, and equipment, net of AFUDC and
•$15.3 million for lower life insurance proceeds received.

Cleco - Net Financing Cash Flows
Net cash used in financing activities increased $4.5 million primarily due to:

•the absence of proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s senior secured storm recovery bonds,
•$71.0 million of higher payments on revolving credit facilities, and
•$20.0 million of lower draws on credit facilities.

These increases were partially offset by:

•$315.4 million of lower repayments on long-term debt and
•$189.6 million of lower distributions to Cleco Group.

Cleco Power - Net Operating Cash Flows
Net cash provided by operating activities increased $194.9 million primarily due to:

•$59.0 million of higher collections from customers,
•$58.0 million of higher recoveries of fuel and purchased power costs primarily due to the timing of collections at a higher fuel rate,
•higher receipts of $57.1 million for affiliate settlements,
•$13.0 million of higher collections from joint owners primarily due to the timing of receipts for their portions of generating station expenses, and
•lower fuel inventory costs of $6.8 million due to purchases at a lower price per unit for petroleum coke and natural gas.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
These increases were partially offset by:

•$13.8 million of higher interest paid on debt and
•$3.5 million of higher purchases of materials and supplies inventory to mitigate future supply chain issues.

Cleco Power - Net Investing Cash Flows
Net cash used in investing activities increased $19.5 million primarily due to higher additions to property, plant, and equipment, net of AFUDC, of $20.2 million.

Cleco Power - Net Financing Cash Flows
Net cash used in financing activities increased $169.2 million primarily due to:

•the absence of proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s senior secured storm recovery bonds,
•$92.0 million of lower draws on revolving credit facilities, and
•$30.0 million of higher payments on revolving credit facilities.

These increases were partially offset by:

•$315.4 million of lower repayments on long-term debt and
•$55.5 million of lower distributions to Cleco Holdings.

Capital Expenditures
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group, with a sale probable and subject to customary regulatory and Board of Managers approvals. As a result, Cleco updated its estimated capital expenditures related to the Cleco Cajun Sale Group.
During the nine months ended September 30, 2023, Cleco and Cleco Cajun had capital expenditures of $165.8 million and $5.4 million, respectively. Cleco’s estimated capital expenditures, excluding the Cleco Cajun Sale Group, and debt maturities for the three months ending December 31, 2023, and for the remainder of the five-year period ending December 31, 2027, were $235.8 million and $2.69 billion, respectively. All amounts exclude AFUDC.
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

Cybersecurity
Cleco's Chief Operations and Sustainability Officer leads cybersecurity teams for Cleco’s transmission and generation operations. Cleco's Chief Information and Services Officer (CISO) leads cybersecurity teams for Cleco’s information technology and distribution operations. The CISO also oversees Cleco’s cybersecurity maturity plans. For information related to Cleco’s cybersecurity, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Cybersecurity” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
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
A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. The NERC CIP audits for Cleco Power and Cleco Cajun began in the fourth quarter of 2022 and concluded on February 23, 2023. Final reports to SERC were issued in the second quarter of 2023, and are pending to be affirmed by NERC. Management does not expect any financial penalties, and the next audit will be in 2025.
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

Integrated Resource Plan (IRP)
The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The final IRP was filed with the LPSC on May 31, 2023. Disputes and alternative recommendations may be filed by stakeholders through November 30, 2023.
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

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
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

Counterparty Credit Risk
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to incur replacement cost losses. Cleco enters into long-form contract and master agreements with counterparties that govern the risk of counterparty credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support with respect to bilateral transactions and contracts that Cleco has entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings or liquidity ratios.
Cleco monitors and manages its credit risk exposure through credit risk management policies and procedures that require counterparty credit quality review and monitoring, establishment of credit and default terms in bilateral contracts and master agreements, monitoring changing credit exposure as compared to fair value, and collateralization and other methods of counterparty credit assurance.
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
At September 30, 2023, Cleco Holdings had $105.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 7.047%. At September 30, 2023, the borrowing costs for amounts drawn under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Holdings’ short-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $1.0 million on an annualized basis.
At September 30, 2023, Cleco Holdings had a $132.3 million long-term variable rate bank term loan outstanding at an interest rate of SOFR plus 1.725%, for an all-in interest rate of 7.041%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q
decrease in Cleco Holdings’ pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the nine months ended September 30, 2023, was 6.629%.
On May 1, 2023, Cleco Holdings amended certain terms of the supplemental indenture governing its $165.0 million senior notes changing the terms to a floating interest rate. At September 30, 2023, the senior notes had an interest rate of SOFR plus 1.725%, for an all-in interest rate of 7.043%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $1.7 million on an annualized basis. The weighted average rate for the outstanding senior notes at Cleco Power for the period May 1, 2023, through September 30, 2023, was 6.908%.
At September 30, 2023, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit. The borrowing costs under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility.
At September 30, 2023, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.35%, for an all-in interest rate of 6.666%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the nine months ended September 30, 2023, was 6.254%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $5.3 million on an annualized basis.
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
During the nine months ended September 30, 2023, Cleco Cajun and Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap transactions.
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

		FOR THE THREE MONTHS ENDED SEPT. 30, 2023			FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	AT SEPT. 30, 2023	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$14,942	$22,025	$14,903	$18,488	$27,620	$14,903	$20,663
Cleco Power	$9,105	$10,639	$8,411	$9,647	$10,639	$1,628	$6,263

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting Instruments” and “Note 7 — Derivative Instruments.”

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of September 30, 2023. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 —Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

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

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2023 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 6, 2023