Form 10-K
period 2023-12-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2024-03-08
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if Cleco Corporate Holdings LLC has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Cleco Corporate Holdings LLC has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether Cleco Power LLC is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒  Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if Cleco Power LLC has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether Cleco Power LLC has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrants’ executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
Cleco Corporate Holdings LLC has no common stock outstanding. All of the outstanding equity of Cleco Corporate Holdings LLC is held by Cleco Group LLC, a wholly owned subsidiary of Cleco Partners L.P.

CLECO
CLECO POWER	2023 FORM 10-K
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

CLECO
CLECO POWER	2023 FORM 10-K

GLOSSARY OF TERMS
References in Part III, Item 11 in this filing to “the Company” mean Cleco Corporate Holdings LLC, unless the context clearly indicates otherwise. Additional abbreviations or acronyms used in this filing, including all items in Parts I, II, III, and IV are defined below:

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014
Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ACE	Affordable Clean Energy
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BCI	British Columbia Investment Management Corporation
Big Cajun II	Cleco Cajun’s generating facility located in New Roads, Louisiana consisting of Unit 1, Unit 2, and Unit 3. Cleco Cajun has a 58% ownership interest in the capacity of Unit 3
Big Cajun II, Unit 1	A 580-MW coal-fired, steam generating unit at Cleco Cajun’s plant site in New Roads, Louisiana
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CAA	Clean Air Act
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
Cleco Cajun Acquisition
The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Cleco Cajun Acquisition Purchase and Sale Agreement, which includes the Cottonwood Sale Leaseback

Cleco Cajun Acquisition Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Cleco Cajun Divestiture	The sale of the Cleco Cajun Sale Group in which the Cleco Cajun Sellers entered into the Cleco Cajun Divestiture Purchase and Sale Agreement with the Cleco Cajun Purchasers
Cleco Cajun Divestiture Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of November 22, 2023, by and among the Cleco Cajun Purchasers and the Cleco Cajun Sellers
Cleco Cajun Purchasers	Big Pelican LLC and Pelican South Central LLC, affiliates of Atlas Capital Resources IV LP
Cleco Cajun Sale Group	Cleco Cajun’s unregulated utility business for which the Cleco Cajun Sellers entered into the Cleco Cajun Divestiture Purchase and Sale Agreement with the Cleco Cajun Purchasers
Cleco Cajun Sellers	Cleco Cajun and South Central Generating
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
Cleco Katrina/Rita	Cleco Katrina/Rita Hurricane Recovery Funding LLC, a wholly owned subsidiary of Cleco Power. Cleco Katrina Rita Hurricane Recovery Funding LLC was dissolved effective January 5, 2023
Cleco Partners	Cleco Partners L.P., a Delaware limited partnership that is owned by a consortium of investors, including funds or investment vehicles managed by MAM, BCI, John Hancock Financial, and other infrastructure investors
Cleco Power	Cleco Power LLC and its subsidiaries, a wholly owned subsidiary of Cleco Holdings
Cleco Securitization I	Cleco Securitization I LLC, a special-purpose, wholly owned subsidiary of Cleco Power
CO2	Carbon dioxide
Como 1	Como 1, L.P., currently known as Cleco Partners

CLECO
CLECO POWER	2023 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
Consent Decree	The Consent Decree, entered March 5, 2013, in Civil Action No. 09-100-JJB-DLD, U.S. District Court for the Middle District of Louisiana, by and among the EPA, the LDEQ, and Louisiana Generating relating to Big Cajun II, Unit 1 located in New Roads, Louisiana
Cottonwood Energy
Cottonwood Energy Company LP, a wholly owned subsidiary of Cleco Cajun. Prior to the closing of the Cleco Cajun Acquisition on February 4, 2019, Cottonwood Energy was an indirect subsidiary of South Central Generating

Cottonwood Plant	Cleco Cajun’s 1,263-MW, natural-gas-fired, combined cycle generating station located in Deweyville, Texas
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

EAC	Environmental Adjustment Clause
EAF	Equivalent Availability Factor
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
EGU	Electric Generating Unit
EFORd	Equivalent Forced Outage Rate on demand
EMT	Executive Management Team
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
ESG	Environmental, Social, and Governance
Evangeline	Cleco Evangeline LLC, a wholly owned subsidiary of Midstream. Cleco Evangeline LLC was dissolved effective July 29, 2021
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FEED	Front End Engineering Design
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
GO Zone	Gulf Opportunity Zone Act of 2005 (Public Law 109-135)
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
kWh	Kilowatt-hour(s)
LCFC	Lost Contribution to Fixed Cost
LDEQ	Louisiana Department of Environmental Quality
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
Louisiana Generating	Louisiana Generating, LLC, a wholly owned subsidiary of South Central Generating
LPSC	Louisiana Public Service Commission
LTIP	Long-Term Incentive Plan
LTSA
Long-Term Parts and Service Agreement between Cottonwood Energy and a third party, dated January 19, 2001, that Cleco Cajun assumed as a result of the Cleco Cajun Acquisition to provide maintenance services related to the Cottonwood Plant

Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MAM	Macquarie Asset Management
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger

CLECO
CLECO POWER	2023 FORM 10-K

ABBREVIATION OR ACRONYM	DEFINITION
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
N/A	Not Applicable
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NMTC	New Markets Tax Credit
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NRG Energy	NRG Energy, Inc.
NRG South Central	NRG South Central Generating LLC
NSPS	New Source Performance Standards
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Paris Agreement	The Paris Agreement, often referred to as the Paris Accords or the Paris Climate Accords, is an international treaty on climate change, adopted in 2015. It covers climate change mitigation, adaptation, and finance
PCB	Polychlorinated biphenyl
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021
ppb	Parts per billion
Project Diamond Vault	Cleco Power's project to construct a carbon capture and sequestration facility at the Brame Energy Center
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
ROIC	Return on Invested Capital
ROU	Right of Use
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SAIDI	System Average Interruption Duration Index
SEC	U.S. Securities and Exchange Commission
SERC	SERC Reliability Corporation
SERP	Supplemental Executive Retirement Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC, a wholly owned subsidiary of Cleco Cajun
STIP	Short-Term Incentive Plan
Storm Recovery Property
Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers

Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW natural gas-fired, steam generating unit at Cleco Power’s plant site in Baldwin, Louisiana

CLECO
CLECO POWER	2023 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Annual Report on Form 10-K, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•resolution of pending, upcoming, or future rate cases and related litigation, formula rate proceedings, and related negotiations, as well as delays in cost recovery resulting from these proceedings,
•the ability to close the Cleco Cajun Divestiture according to the terms of the Cleco Cajun Divestiture Purchase and Sale Agreement in the expected time frame or at all,
•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on GHG emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to conflicts and hostilities, including the current armed conflict in Ukraine and the Middle East,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•the ability of Cleco’s customers to pay their utility bills on time due to costs related to volatile fuel prices, severe weather recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its renewables and electrification initiatives,
•changes to federal income tax laws, regulations, and interpretive guidance, including the IRA of 2022,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, or increased distributed generation, or changes in customers’ operating or business models,

CLECO
CLECO POWER	2023 FORM 10-K
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility and illiquidity in wholesale energy markets,
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel, or with whom Cleco enters into derivative contracts,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal and regulatory proceedings and other contingencies,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance cost, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the Cleco Cajun Acquisition and the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations, and

•workforce factors, including aging workforce, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees.

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2023, and 2022 — Cleco Power — Significant Factors Affecting Cleco Power” in this Annual Report on Form 10-K.
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

CLECO
CLECO POWER	2023 FORM 10-K

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
Cleco Power is a regulated electric utility engaged principally in the generation, transmission, distribution, and sale of electricity within Louisiana. Cleco Power owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 295,000 customers in Louisiana through its retail business. Additionally, Cleco Power supplies wholesale power in Louisiana. Cleco Power was organized as a limited liability company under the laws of the state of Louisiana on December 12, 2000. Cleco Power’s predecessor was incorporated on January 2, 1935, under the laws of the state of Louisiana.
Cleco Cajun, organized as a limited liability company on December 28, 2017, under the laws of the state of Louisiana, is an unregulated electric utility that owns 14 generating units with a total rated capacity of 3,379 MW and supplies wholesale power and capacity in Louisiana. On November 22, 2023, the Cleco Cajun Divestiture Purchase and Sale Agreement was entered into between the Cleco Cajun Sellers and the Cleco Cajun Purchasers whereby the Cleco Cajun Sellers have agreed to sell the Cleco Cajun Sale Group to the Cleco Cajun Purchasers. As a result, the Cleco Cajun Sale Group is presented as discontinued operations, and the financial information for historical periods provided in this Annual Report on Form 10-K have been recast to reflect this presentation. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — “Discontinued Operations.”
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
As of December 31, 2023, Cleco employed 1,365 employees, of whom 1,108 were professional, technical and craft employees, 131 were field management, and 126 were corporate management. At December 31, 2023, Cleco Power employed 794 employees, of whom 680 were professional, technical and craft employees, 82 were field management, and 32 were corporate management. All of these employees were full-time. Approximately 9% of Cleco’s employees are covered by collective bargaining agreements. Cleco has not experienced strikes or work stoppages and believes it has good relations with its employees.

Diversity and Inclusion
Cleco believes that diverse teams working in an inclusive environment are the primary drivers of better employee engagement, increased innovation, and higher customer satisfaction. With greater workplace diversity and inclusion, Cleco seeks to create the conditions for high performing teams to do their best work. Cleco’s efforts have been focused in making observable changes in leadership diversity and inclusion behaviors and strengthening an inclusive culture. The following are some of Cleco’s diversity and inclusion achievements related to such focus areas:

•continued empowerment of the Cleco Inclusion Culture Council as a group of leaders to leverage diversity and inclusion to help make Cleco’s business stronger,

CLECO
CLECO POWER	2023 FORM 10-K
•committed to the pledge for CEO Action for Diversity & Inclusion to communicate a commitment to diversity and inclusion actions,
•continued to increase diversity and inclusion communications internally and externally, and
•continued to fund the Power of a Promise Scholarship to educate and employ underrepresented minorities and females in the central Louisiana area.

Health, Safety, and Wellness
The success of Cleco’s business is fundamentally connected to the well-being of its employees. Accordingly, Cleco is committed to the health, safety, and wellness of its employees.
Cleco has a strong safety culture and continues to develop programs to ensure its employees are safe at work and away from work. Cleco strives to improve its safety culture in an effort to be a world-class safety organization with top decile performance compared to peer companies with the goal of reaching a target of zero for injuries and accidents. To accomplish this goal, Cleco continues to implement several safety initiatives throughout the organization aimed at both leading and lagging indicators in an effort to reduce the number and severity of safety incidents. Cleco utilizes employee-led safety teams throughout the company to drive the safety initiatives and provide feedback to senior management. In addition to Occupational Safety and Health Administration mandated safety training, employees receive human performance and energy wheel (hazard identification) training, designed to improve total organization performance.
Cleco continues to provide its employees and their families with access to a variety of health and wellness programs, including programs that provide protection and security so they can have peace of mind concerning events that may require time away from work. Cleco also has programs that support employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage engagement in healthy behaviors. These include paid time off, family leave, flexible work schedules, employee assistance programs, wellness programs, tuition assistance, and on-site services, such as fitness centers, among many others.

Compensation and Benefits
Cleco is committed to offering market-competitive compensation and benefits to its employees. Its incentive plan reinforces and rewards individuals for achievement of specific company goals. Cleco’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce and offer choice where possible so employees can customize their benefits to meet their needs and the needs of their families. These offerings include a 401(k) Plan, healthcare benefits, health savings and flexible spending accounts, and a variety of insurance options.

Talent Acquisition and Talent Development
Cleco prioritizes investing in the attraction and development of the talent needed to build a sustainable workforce. Cleco has continued to revamp its recruiting and hiring practices, technologies, and resources as well as expand its focus on continuous learning and development. Cleco utilizes industry-leading methodologies to assess performance and potential, provide coaching and feedback, and develop talent. Cleco provides a series of targeted management workshops to address leadership skill and competency gaps. Additionally, its performance management program provides an ongoing opportunity for employees and managers to engage in continuous dialogue and coaching aligned with its annual performance review process. Cleco provides its employees with a multitude of resources, such as online learning platforms, that provide quick access to learning resources, tuition reimbursement, and talent and succession planning. Cleco also encourages employees to engage in external workshops and organizations to address individualized development needs and stay abreast of industry and position-specific best practices.

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
Pulse, which is Cleco’s mobile, two-way communication platform for employees, allows for tracking of viewership, enables targeted messaging by employee segments, and offers key performance indicators to measure how internal communication supports Cleco’s business objectives. In support of employee engagement efforts, Pulse is the cornerstone of communication for all employees in which all Cleco employees have access. Pulse has allowed Cleco to successfully reach employees during the COVID-19 pandemic, hurricanes, and winter storms. Pulse also enables forums on topics such as diversity and inclusion and safety.

Communities
Cleco believes that building connections between its employees and its communities creates a more meaningful, fulfilling, and enjoyable workplace. Cleco is committed to being a responsible company in the communities where it does business. Through Cleco’s donation and volunteering programs, employees are able to find and register for volunteer opportunities within their communities and use automated payroll deductions to donate to causes they are passionate about. Cleco continues to match employee donations made to Louisiana qualifying causes dollar for dollar up to $1,000 per year per employee. Employees can also be rewarded with $10 for every hour of volunteer time, up to $500 per year. Organizations are also able to enroll in the platform in order to receive donations faster and connect with corporate giving and volunteering opportunities at Cleco. Cleco also frequently collaborates with organizations on volunteer activities for its employees. Throughout the year, employees make a positive impact in their local communities and have found a multitude of special ways to volunteer.

Oversight and Governance
Cleco’s Leadership Development and Compensation Committee, through its charter, provides oversight of Cleco’s policies, programs, and initiatives focusing on workforce diversity and inclusion. Cleco’s Governance and Public Affairs Committee, through its charter, provides oversight of Cleco’s charitable donations, outreach, and economic development funding programs.

CLECO
CLECO POWER	2023 FORM 10-K

OPERATIONS

Cleco Power

Certain Factors Affecting Cleco Power
As an electric utility, Cleco Power is affected by a number of factors influencing the electric utility industry in general. For more information on these factors, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of the Years Ended December 31, 2023, and 2022 — Cleco Power — Significant Factors Affecting Cleco Power.”

Power Generation
As of December 31, 2023, Cleco Power’s aggregate net electric generating capacity was 2,822 MW. This amount reflects the maximum production capacity these units can sustain over a specified period of time under certain conditions.
In May 2023, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. On January 31, 2024, Cleco Power filed a notice with the LPSC to retire Teche Unit 3 in June 2024.
The following table sets forth certain information with respect to Cleco Power’s generating facilities as of December 31, 2023:

GENERATING STATION	YEAR OF INITIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Brame Energy Center
Nesbitt Unit 1	1975	440		417		natural gas	steam
Rodemacher Unit 2	1982	157	(2)	149	(2)	coal	steam
Madison Unit 3	2010	641		637		petroleum coke/coal	steam
Acadia Unit 1	2002	580		535		natural gas	combined cycle
Coughlin Unit 6	2000	264		251		natural gas	combined cycle
Coughlin Unit 7	2000	511		479		natural gas	combined cycle
Teche Unit 3	1971	359		272		natural gas	steam
Teche Unit 4	2011	33		35		natural gas	combustion
St. Mary Clean Energy Center	2019	50		47		waste heat	steam
Total generating capability		3,035		2,822
(1) Based on capacity testing of the generating units and operational tests performed between March and October 2023. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(2) Represents Cleco Power’s 30% ownership interest in the capacity of Rodemacher Unit 2, a 523-MW generating unit.
The following table sets forth the amounts of power generated by Cleco Power for the years indicated:

YEAR	THOUSAND MWh	PERCENT OF TOTAL ENERGY REQUIREMENTS
2023	10,250	83.3%
2022	10,842	87.0%
2021	10,774	90.7%

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

Fuel and Purchased Power
Changes in fuel expenses reflect fluctuations in the amount, type, and pricing of fuel used for electric generation; fuel transportation and delivery costs; and deferral of expenses for recovery from customers through Cleco Power’s FAC in subsequent months. Changes in purchased power expenses are a result of the quantity and price of economic power purchased from the MISO market. These quantity changes can be affected by Cleco plant outages and plant performance. For a discussion of certain risks associated with changes in fuel costs and their impact on utility customers, see Item 1A, “Risk Factors — Financial Risks — Transmission Congestion” and “— Regulatory Risks — LPSC Audits.”
The following table sets forth the percentages of power generated from various fuels at Cleco Power’s electric generating plants, the cost of fuel used per MWh attributable to each such fuel, and the weighted average fuel cost per MWh:

CLECO
CLECO POWER	2023 FORM 10-K

			LIGNITE			COAL	NATURAL GAS		PETROLEUM COKE		RENEWABLES	WEIGHTED AVERAGE COST PER MWh
YEAR	COST PER MWh		PERCENT OF GENERATION		COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	COST PER MWh	PERCENT OF GENERATION	PERCENT OF GENERATION
2023	N/A	(1)	N/A	(1)	$41.27	8.5%	$24.96	81.0%	$62.48	8.4%	2.1%	$29.18
2022	N/A	(1)	N/A	(1)	$31.56	14.1%	$54.78	66.7%	$57.64	17.0%	2.2%	$51.02
2021	$134.76		4.3%		$24.20	14.7%	$33.71	55.2%	$31.62	23.9%	1.9%	$35.75
(1) Prior to the retirement of the Dolet Hills Power Station on December 31, 2021, Cleco Power used lignite for generation at the plant. For information about the lignite fuel costs under prudency review, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 —Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

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

Coal and Petroleum Coke Supply
Cleco Power uses coal for generation at Rodemacher Unit 2 and a combination of coal and petroleum coke for generation at Madison Unit 3. Cleco Power had adequate coal and petroleum coke supply to meet its operational needs during 2023. Parties with whom Cleco Power had an existing railcar lease and existing marine transportation delivery agreements were able to satisfy the fuel needs of both generating stations in 2023. During 2023, Cleco Power purchased approximately 260,000 tons of coal and 300,000 tons of petroleum coke. At December 31, 2023, coal inventory at Rodemacher Unit 2 was approximately 231,000 tons, which is approximately a 96-day supply. At December 31, 2023, coal inventory at Madison Unit 3 was approximately 206,000 tons and petroleum coke inventory at Madison Unit 3 was approximately 190,000 tons, which collectively totals to an approximate 52-day supply.
Cleco Power is utilizing a short-term, fixed-price coal agreement and an existing two-year, fixed price agreement to meet its coal supply needs at Rodemacher Unit 2 during 2024. Cleco Power has an existing railcar lease agreement expiring in March 2024 and anticipates reassessing this agreement upon its expiration. Coal will be transported to Rodemacher Unit 2 by way of an existing railcar transportation agreement through December 31, 2025.
As a result of previously executed petroleum coke supply contracts, Cleco Power has sufficient coal and petroleum coke supply for anticipated operations at Madison Unit 3 during 2024. Cleco Power has barge logistics agreements for delivery of petroleum coke and coal at Madison Unit 3 through March 2033.
Cleco Power’s continuous supply of coal and petroleum coke may be subject to interruption due to adverse weather conditions or other factors that may disrupt transportation to the plant site. Cleco Power’s continuous supply of petroleum coke may also be interrupted by change in regional and global refining output.
Natural Gas Supply
Cleco Power owns natural gas pipelines and interconnections at all of its natural gas generating facilities that allow it to access various natural gas supply markets and maintain a reliable, economical fuel supply for its customers. Cleco Power also uses underground salt dome gas storage to help mitigate supply disruptions to its generating facilities and to operationally balance gas supply to its units. During 2023, Cleco Power utilized purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers as well as gas in storage to meet its natural gas requirements. Additionally, during 2023, Cleco Power utilized short-term and long-term natural gas firm transportation contracts with two interstate pipelines and two self-built pipeline laterals directly connected to a storage hub to supply fuel to its power plants. During 2023, Cleco Power purchased approximately 66.9 million MMBtu of natural gas from various suppliers for the generation of electricity. At December 31, 2023, Cleco Power had 1.4 million MMBtu of gas in storage.
Cleco Power expects to continue to meet its natural gas requirements with purchases on the spot market through daily, monthly, and seasonal contracts with various natural gas suppliers and an existing firm transportation contract, which expires in October 2024. Currently, Cleco Power anticipates that its diverse supply options and gas storage, combined with its solid-fuel generation resources, are adequate to meet its generation needs during any temporary interruption of natural gas supplies. To the extent natural gas supplies may become disrupted or natural gas prices significantly increase, Cleco Power may in some instances use alternate fuels or rely to a larger extent on coal and purchased power.

Sales
Cleco Power’s 2023 and 2022 system peak demands, which occurred on August 23, 2023, and December 24, 2022, were 2,759 MW and 2,695 MW, respectively. Generally, sales and system peak demand are affected by weather and are typically highest during the summer air-conditioning season; however, peaks may occur during the winter season as well. For information on the effects of future energy sales on Cleco Power’s results of operations, financial condition, and cash flows, see Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” and “— Weather and Climate Vulnerabilities.”
Reserve margin is the net capacity resources (either owned or purchased) less native load demand, divided by native load demand. Members of MISO submit their forecasted native load demand to MISO each year. During 2022, Cleco Power’s reserve margin was 9.1%, which was above MISO’s unforced planning reserve margin benchmark of 8.7%. On June 1, 2023, MISO transitioned from a traditional annual unforced capacity value to a seasonal accreditation capacity value. During 2023, Cleco Power was a net seller of MWs in the MISO capacity auction. For more information on MISO, see

CLECO
CLECO POWER	2023 FORM 10-K
Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates.”
Customers and Competition
During each of 2023 and 2022, Cleco Power had one wholesale customer that accounted for 10.8% of Cleco Power’s consolidated revenue. This wholesale customer also accounted for 11.0% of Cleco’s consolidated revenue during 2023. In 2021 through a request for proposal process, this significant wholesale customer currently under contract with Cleco Power informed Cleco Power it was not selected as a provider of capacity and energy after the first quarter of 2024, and on October 19, 2022, the LPSC certified these results. Cleco Power’s failure to recontract this agreement is expected to affect jurisdictional retail rates that is subject to review by the LPSC in conjunction with Cleco Power’s current rate case. On June 30, 2023, Cleco Power filed an application with the LPSC for its current rate case, with anticipated new rates being effective July 1, 2024.
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

Cleco Cajun
Power Generation
On November 22, 2023, Cleco Cajun entered into the Cleco Cajun Divestiture Purchase and Sale Agreement to sell its unregulated business, the Cleco Cajun Sale Group. The Cleco Cajun Sale Group is presented as discontinued operations, and the financial information for historical periods provided in this Annual Report on Form 10-K has been recast to reflect this presentation. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — “Discontinued Operations.” The following table sets forth certain information with respect to Cleco Cajun’s generating facilities:

GENERATING STATION	COMMENCEMENT OF COMMERCIAL OPERATION	RATED CAPACITY (MW)		NET CAPACITY (MW)	(1)	PRIMARY FUEL USED FOR GENERATION	GENERATION TYPE
Bayou Cove (2)	2002	225		219		natural gas	combustion
Big Cajun I
Unit 1 and Unit 2	1972	220		173		natural gas	steam
Unit 3 and Unit 4	2001	210		195		natural gas	combustion
Big Cajun II
Unit 1	1981	580		554		coal	steam
Unit 2	1982	540		563		natural gas	steam
Unit 3	1983	341	(4)	322	(4)	coal	steam
Cottonwood (3)	2003	1,263		1,144		natural gas	combined cycle
Total generating capability		3,379		3,170
(1) Based on capacity testing of the generating units and operational tests performed between September 2022 and August 2023. These amounts do not represent generating unit capacity for MISO planning reserve margins.
(2) Units 2, 3, and 4.
(3) Units 1, 2, 3, and 4. Upon closing of the Cleco Cajun Acquisition, Cottonwood Energy entered into the Cottonwood Sale Leaseback.
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

Sales
Cleco Cajun sells wholesale electric supply in Louisiana. It furnishes supply to its wholesale customers primarily through all-requirements power supply and service agreements, which require Cleco Cajun to provide the electric capacity, energy, and other services necessary to serve most of its customers’ load requirements. Cleco Cajun procures the entirety of the power required to fulfill these obligations through its participation in the MISO market, and sells the entirety of power produced from its generating plants to the MISO market.
Cleco Cajun’s business experiences seasonality, as it bills its customers based on actual electric energy consumed. This

CLECO
CLECO POWER	2023 FORM 10-K
usage tends to be greater during periods of high and low temperatures as compared to periods of moderate temperatures.
Cleco Cajun’s Cottonwood Plant is leased to a third party in which the third party operates the plant and receives all revenues from the operations of the plant.

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
Cleco Cajun is subject to the jurisdiction of FERC with respect to transmission tariffs, interconnections with other utilities, reliability, and the transmission of power. The rates Cleco, through Cleco Power and Cleco Cajun, charges its wholesale customers are subject to FERC’s triennial market power analysis. Cleco filed its most recent triennial power analysis in December 2023, and it is currently pending FERC approval. The next triennial market power analysis is expected to be filed in December 2026.
Effective July 1, 2021, under the terms of the current FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5% and all retail earnings over 10.5% are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. Credits are typically included on customers’ bills the following summer, but the amount and timing of the refunds are ultimately subject to LPSC approval. On June 30, 2023, Cleco Power filed an application with the LPSC for its current rate case , with anticipated new rates being effective on July 1, 2024. For more information on the current FRP, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates— FRP.”
From June 1, 2021, through August 31, 2022, Cleco Power recovered from retail customers certain incurred costs associated with Hurricanes Laura, Delta, and Zeta through an interim storm recovery rate. Effective September 1, 2022, those costs are being recovered through a storm recovery surcharge resulting from the storm recovery securitization financing.
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
Cleco Power has an EAC that is used to recover certain costs of environmental compliance from its customers. These costs are subject to periodic review by the LPSC. For more information on the EAC and the most recent environmental audit, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit.”
For information on the regulatory impacts of the TCJA on Cleco Power, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — TCJA.”
For information on Cleco Power’s transmission rates, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Revenue Recognition — Transmission Revenue.”
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

CLECO
CLECO POWER	2023 FORM 10-K
•the pricing of transmission service on an electric utility’s transmission system, or the cost of transmission services provided by an RTO/ISO,
•FERC’s assessment of market power and a utility’s ability to buy generation assets,
•transmission reliability standards mandates,
•NERC’s imposition of additional reliability and cybersecurity standards,
•the authority of FERC to grant utilities the power of eminent domain,
•increasing requirements for renewable energy sources,
•demand response and energy efficiency standards,
•comprehensive environmental regulation in the areas of air, water, and waste,
•FERC’s ability to impose financial penalties, and
•the LPSC’s consideration of adopting minimum physical capacity threshold requirements for load serving entities.

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

ENVIRONMENTAL MATTERS

Environmental Quality
Cleco is subject to federal, state, and local laws and regulations governing the protection of the environment. Violations of these laws and regulations may result in substantial fines and penalties. Cleco has obtained the environmental permits necessary for its operations and is in compliance in all material respects with these permits, as well as all applicable environmental laws and regulations. Environmental requirements affecting electric power facilities are complex, change frequently, and have become more stringent over time as a result of new legislation, administrative actions, and judicial interpretations. Therefore, the capital costs and other expenditures necessary to comply with existing and new environmental requirements are difficult to determine. Cleco Power may request recovery of the costs to comply with certain environmental laws and regulations from its retail customers. If recovery were to be approved by the LPSC, Cleco Power’s retail rates could increase. If the LPSC were to deny Cleco Power’s request to recover all or part of its environmental compliance costs, Cleco Power would bear those costs directly. Such a decision could negatively impact the results of operations, financial condition, or cash flows of the Registrants. For information on Cleco Power’s expected capital expenditures related to environmental compliance, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Cash Generation and Cash Requirements — Capital Expenditures.”

Air Quality
Air emissions from each of Cleco’s generating units are regulated by the EPA and the LDEQ. The LDEQ has authority over and implements certain air quality programs established by the EPA under the federal CAA, as well as its own air quality regulations. The LDEQ establishes standards of performance and requires permits for EGUs in Louisiana. Cleco’s generating units are subject to these requirements.
The EPA has proposed and adopted rules under the authority of the CAA relevant to the emissions of SO2 and NOx from Cleco’s generating units.

Regional Haze SIP
The CAA contains a regional haze program with the goal of returning Class I Federal areas of the nation to natural visibility by 2064. To attain this goal, states are required to develop a SIP, which, among other things, must include requirements for the installation of Best Available Retrofit Technology (BART) for applicable EGUs. Louisiana’s SIP for the first planning phase was approved by the EPA in December 2017. Because the Louisiana SIP mandates use of existing controls and participation in the CSAPR as BART, Cleco does not believe the Louisiana SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants. In April 2021, the LDEQ issued for public comment, a proposed SIP for the second planning period, but never submitted it to the EPA. In August, 2022, the EPA published a finding that Louisiana and fourteen other states failed to submit a regional haze SIP for the second planning period. Such finding requires the EPA to issue a Federal Implementation Plan (FIP) within two years of the effective date of the finding, if a SIP is not provided by LDEQ before then. Until the LDEQ determines what the reasonable progress requirements are for Cleco units, completes its update of the SIP, and the SIP is approved by the EPA, Cleco is unable to predict if the second phase SIP will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

Acid Rain Program
The CAA also established the Acid Rain Program to address the effects of acid rain and imposed restrictions on acid rain-causing SO2 emissions from certain generating units. The CAA requires all of the regulated EGUs to possess a regulatory allowance for each ton of SO2 emitted beginning in 2000. The EPA allocates a set number of allowances to each affected unit based on its historic emissions. Cleco had sufficient allowances for operations in 2023 and expects to have sufficient allowances for 2024 operations.
The Acid Rain Program also established emission rate limits on NOx emissions for certain generating units. Cleco’s management believes that compliance with the acid rain emission limits for NOx has been achieved at all affected facilities.

CSAPR
In July 2011, the EPA adopted CSAPR, a cap-and-trade type program requiring utilities to make substantial reductions in NOx emissions that contribute to ozone to reduce interstate transport of such pollution. In October 2016, the EPA finalized a rule updating CSAPR to maintain 2008 ozone emission limitations in downwind states by addressing summertime transport of ozone pollution (CSAPR Update). The CSAPR Update, which commenced in May 2017, set stricter NOx ozone season emission budgets in 22 states.
In April 2021, the EPA issued a Revised CSAPR Update rule to address states with interstate pollution transport obligations for the 2008 ozone NAAQS. Cleco does not expect the final regulation to have a material impact on the results of operations, financial condition, or cash flow of the Registrants.

CLECO
CLECO POWER	2023 FORM 10-K
In October 2015, the EPA promulgated the 2015 ozone NAAQS, lowering the level of both the primary and secondary ground-level ozone standards from 75 ppb to 70 ppb. Under the CAA, each state is required to submit a SIP that provides for the implementation, maintenance and enforcement of each primary and secondary NAAQS. In particular, each SIP must contain adequate provisions prohibiting emissions activity within the state, which will contribute significantly to non-attainment or interfere with maintenance by any other state with respect to any such primary or secondary ambient air quality standard. In February 2023, the EPA issued a disapproval of the “good neighbor” SIP submitted by Louisiana, and a number of other states, for the 2015 ozone NAAQS. In May 2023, the U.S. Court of Appeals for the Fifth Circuit responded to a petition for review of the EPA decision and temporarily stayed the disapproval of the “good neighbor” SIP pending judicial review. In June 2023, the EPA published a final FIP for regulation of emission transport in Louisiana to address the “good neighbor” provision for Louisiana, which might result in the allocation of fewer emission allowances to generating units and may cause Cleco to buy additional allowances and/or take other measures to comply. However, since the EPA’s disapproval of the Louisiana SIP is stayed, the EPA is unable to apply the FIP in Louisiana. Until the Court opines on the challenge to the SIP disapproval, Cleco’s management is unable to predict or give a reasonable estimate of the outcome of the EPA’s decision regarding the “good neighbor” provision.
In July 2023, the EPA issued an interim final rule addressing the judicial stays of several states’ interstate transport SIP disapprovals. The interim final rule stayed the effectiveness of the FIP addressing interstate transport for the states with judicially stayed SIP disapprovals, such as Louisiana. The interim final rule revised existing regulations for the Group 2 trading program to require the EGUs in each state covered by a stay order for the SIP disapproval action to participate in the Group 2 trading program instead of the Group 3 trading program while the stay for that state remains in place. Louisiana is in the Group 3 trading program under the Revised CSAPR Update and will be subject to a modified Group 2 trading program. Louisiana will be subject to the same state emissions budgets, unit-level allocation provisions, and banked allowance holdings from the Revised CSAPR Update but will be moved under the umbrella of the Group 2 trading program. The interim final rule also creates two non-interchangeable subtypes of Group 2 allowances, which are the CSAPR NOx Ozone Season Original Group 2 allowances and CSAPR NOx Ozone Season Expanded Group 2 allowances. States that are part of the Group 2 trading program will use Original Group 2 allowances for compliance. Louisiana will use Expanded Group 2 allowances for compliance. The rule also states that the EPA will deduct banked 2021 and 2022 CSAPR NOx Ozone Season Group 3 allowances and convert them to Expanded Group 2 allowances on September 18, 2023. It is unclear if sufficient allowances will be available in the Expanded Group 2 allowance market for purchase should Cleco experience a shortage of allowances to cover the 2023 ozone season.

MATS
For information about MATS, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit.”
CPP/ACE and NSPS
In August 2015, the EPA issued a final rule under Section111(d) of the CAA, referred to as the CPP. The rule included state-specific goals as well as guidelines for states to develop plans for meeting those goals. In July 2019, the EPA repealed the CPP rule and finalized the ACE rule as a replacement. The ACE rule established emission guidelines for states to develop plans to address GHG emissions from existing coal-fired plants. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated the ACE rule and remanded the rule to the EPA for reconsideration. In February 2021, the EPA issued a memorandum notifying states that it will not require the submittal of plans to the EPA under Section 111(d) because the court vacated the ACE rule without reinstating the CPP. In October 2021, the U.S. Supreme Court granted petitions to review the District of Columbia Circuit Court of Appeals’ decision and, in June 2022, found that the EPA lacked clear congressional authorization to require generation shifting under Section 111(d). In October 2022, the D.C. Circuit recalled its partial mandate vacating the ACE rule and granted a motion by the EPA to hold pending challenges to the ACE rule in abeyance while the EPA develops a replacement rule.
In May 2023, the EPA published a proposed rule titled New Source Performance Standards for Greenhouse Gas Emissions From New, Modified, and Reconstructed Fossil Fuel-Fired Electric Generating Units; Emission Guidelines for Greenhouse Gas Emissions From Existing Fossil Fuel-Fired Electric Generating Units; and Repeal of the Affordable Clean Energy Rule. The proposed rule would repeal the ACE Rule, revise the NSPS under Section 111(b) for GHG emissions from new fossil fuel-fired stationary combustion turbine EGUs and from fossil-fuel fired steam generating units that undertake a large modification, and establish emissions guidelines under Section 111(d) for GHG emissions from existing fossil fuel-fired steam generating EGUs and from the largest, most frequently operating stationary combustion turbines. The proposal utilizes the application of the “best system of emission reduction” that can be demonstrated taking into account costs, energy requirements, and other statutory factors. In November 2023, the EPA issued a Supplemental Notice of Proposed Rulemaking regarding mechanisms to help ensure that the proposed Section 111(d) regulations can be implemented without adversely affecting the reliability of the electrical grid. The EPA has indicated that it anticipates issuing a final rule in April 2024. A final rule that requires significant reductions in CO2 emissions for existing EGUs could require significant capital expenditures or curtailment of operations of certain EGUs to achieve compliance.
In August 2015, the EPA released the NSPS rules for CO2 emissions from new, modified, or reconstructed units. The rules set requirements and conditions with respect to CO2 emission standards for new units and those that are modified or reconstructed.
In December 2018, the EPA published proposed rules to replace the August 2015 NSPS rules, but did not take further action. In May 2023, the EPA proposed to update and establish more protective rules for CO2 emissions from new, modified, and reconstructed EGUs. Cleco does not anticipate a future modification or future reconstruction of its existing units, as defined in the proposal, which would trigger the application of the proposed CO2 emission limits. Until the EPA finalizes the rules, Cleco’s management cannot state what the final standards will entail or if the new rules will have a material

CLECO
CLECO POWER	2023 FORM 10-K
impact on the results of operations, financial condition, or cash flows of the Registrants.

NAAQS
In April 2010, the EPA promulgated a 100 ppb one-hour primary NAAQS for NO2. In April 2018, the EPA issued a decision to retain the NO2 NAAQS. Due to the fact that fossil fuel-fired EGUs are a significant source of NO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their NO2 emissions. However, because the EPA has not yet completed any new designations, Cleco’s management cannot predict the likelihood or potential impacts of such a redesignation on its generating units at this time.
The EPA revised the NAAQS for SO2 in June 2010 to a one-hour health standard of 75 ppb. In January 2018, the EPA designated all areas containing Cleco generation facilities as either attainment/unclassifiable or unclassifiable. Therefore, there is no adverse impact to Cleco’s generating units. In March 2019, the EPA published a final action that retains the NAAQS for SO2. Due to the fact that fossil fuel-fired EGUs are a significant source of SO2 emissions in the country, a non-attainment designation could result in utilities such as Cleco being required to substantially reduce their SO2 emissions. However, because the EPA has not yet completed any new designations, Cleco cannot predict the likelihood or potential impacts of such a redesignation on its generating units at this time.
In December 2020, the EPA published a final rule that retains the NAAQS for ozone, which was last revised in 2015. Cleco’s generation facilities are not located in areas designated as nonattainment of the ozone NAAQS.
In January 2023, the EPA published a proposed rule titled Reconsideration of the National Ambient Air Quality Standards for Particulate Matter that would reduce the annual primary fine particulate matter ambient air concentration standard (PM2.5 standard) from the current 12 micrograms/cubic meter (mg/m3) to somewhere in the EPA-preferred range of 9-10 mg/m3 while also entertaining comments from the public on setting the standard at 8 mg/m3 or 11 mg/m3. Cleco cannot predict the likelihood or potential impacts of such a rule on its generating units at this time.

Other
In May 2019, Louisiana Generating notified the EPA and the LDEQ that it has elected not to Retrofit (as such term is defined in the Consent Decree) Big Cajun II, Unit 1.
In December 2022, Louisiana Generating notified the EPA and the LDEQ that it had elected to Refuel (as such term is defined in the Consent Decree) Big Cajun II, Unit 1, in accordance with certain provisions of the Consent Decree.

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
In November 2015, the EPA released the Effluent Limitations Guidelines and Standards for the Steam Electric Power Generating Point Source Category Rule (ELG Rule), which focused on reducing the discharge of metals in wastewater from generating facilities to surface waters.
In 2020, the EPA revised the technology-based effluent limitation guidelines and standards applicable to flue gas desulfurization and bottom ash transport waste waters. The 2020 revised ELG Rule, known as the Reconsideration Rule, allows a unit to come into compliance with the ELG Rule by qualifying as an electric generating unit that will achieve permanent cessation of coal combustion by December 31, 2028. Under this compliance option, Cleco submitted a Notice of Planned Participation by the October 13, 2021 submittal deadline for the Dolet Hills Power Station, Rodemacher Unit 2, and Big Cajun II, Unit 1.
On March 29, 2023, the EPA published a proposed rule, Supplemental Guidelines and Standards for the Steam Electric Power Generating Point Source Category, to strengthen certain discharge limits in the ELG Rule and issued a direct final rule to extend the deadline for plants to opt-in to the 2028 early retirement provision promulgated in the 2020 revised ELG Rule. Cleco cannot predict the potential impacts of these rules on its generating units at this time.
On November 27, 2023, the EPA published draft guidance addressing how the Supreme Court of the United States opinion in County of Maui v. Hawaii Wildlife Fund (2020) applies to the NPDES wastewater discharge permit program for discharges through groundwater to waters of the United States. Until finalized, Cleco cannot predict the potential impacts of the guidance on its operations at this time.

Solid Waste Disposal
The Solid Waste Division of the LDEQ has adopted a permitting system for the management and disposal of solid waste generated by power stations. Cleco has all required permits from the LDEQ for the on-site disposal of solid waste from its generating stations.
In April 2015, the EPA published a final rule regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). In August 2018, the D.C. Circuit Court of Appeals vacated several requirements in the CCR Rule, which

CLECO
CLECO POWER	2023 FORM 10-K
included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, Cleco submitted demonstrations to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2, Dolet Hills Power Station, and Big Cajun II in order to comply with the final CCR Rule. On January 11, 2022, the EPA communicated that Cleco’s demonstrations have been deemed complete. Cleco Power withdrew the Dolet Hills demonstration due to the cessation of receiving waste. The two remaining demonstrations are still subject to EPA approval based on pending technical reviews.
On May 18, 2023, the EPA published a proposed rule titled Hazardous and Solid Waste Management System: Disposal of Coal Combustion Residuals from Electric Utilities; Legacy Surface Impoundments. This proposed rule expands the scope of units regulated under the CCR regulations to include inactive surface impoundments at inactive generating facilities. In addition, the proposed rule would regulate CCR Management Units, which include inactive and closed landfills as well as other non-containerized accumulations of CCR at facilities otherwise subject to federal CCR regulations. Cleco cannot predict the potential impacts of such a rule on its generating units at this time.
As a result of solid waste disposal regulations, Cleco Power and Cleco Cajun have AROs for the retirement of certain ash disposal facilities. All costs of the CCR Rule for Cleco Power are expected to be recovered from its customers in future rates. The actual asset retirement costs related to the CCR Rule requirements may vary substantially from the estimates used to record the increased obligation. For more information on Cleco’s compliance strategies and financial impacts of the CCR Rule, see Part II, Item 8, “Financial Statements and Supplementary Data—Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments.” For more information on the regulatory treatment of Cleco Power’s AROs, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — AROs.”
In 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which gave the EPA the authority to implement a CCR permitting program as well as authorize state CCR permitting programs. In 2020, the EPA published a proposed rule establishing the federal CCR permit program for CCRs in states without approved CCR permitting programs. In October 2023, LDEQ published a proposed rulemaking, Disposal of Coal Combustion Residuals, to regulate CCR units under a state permit program. Until Louisiana has finalized its CCR permit program rule and such program has been approved by the EPA, Cleco cannot determine if there will be a material impact on the results of operations, financial condition, or cash flows of the Registrants.
Cleco produces certain wastes that are classified as hazardous at its electric generating stations and at other locations, which are disposed of off-site at permitted hazardous waste disposal facilities.

Toxic Substances Control Act (TSCA)
The TSCA directs the EPA to regulate the marketing, disposing, manufacturing, processing, distributing in commerce, and usage of various toxic substances, including PCBs. Cleco operates and may continue to operate equipment containing PCBs regulated under the TSCA. Once the equipment reaches the end of its useful life, the EPA regulates handling and the disposal of equipment and fluids containing PCBs. Cleco disposes of its PCB waste material at TSCA-permitted disposal facilities.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)
CERCLA imposes strict liability on parties responsible for the presence of hazardous substances at a site. In 2007, Cleco received a Special Notice for Remedial Investigation and Feasibility Study (RI/FS) from the EPA for a facility known as the Devil’s Swamp Lake site located northwest of Baton Rouge, Louisiana. The notice requested that Cleco and Cleco Power, along with many other listed potentially responsible parties (PRP), enter into negotiations with the EPA for the performance of an RI/FS at the Devil’s Swamp Lake site. In 2008, the EPA identified Cleco as one of many companies that sent PCB wastes for disposal to the site. The EPA proposed to add the Devil’s Swamp Lake site to the National Priorities List, based on the release of PCBs to fisheries and wetlands located on the site, but no final listing decision has been made. The EPA issued a Unilateral Administrative Order to two PRPs, Clean Harbors, Inc. and Baton Rouge Disposal, to conduct an RI/FS in 2009. The Tier 1 part of the study was completed in June 2012. The tier 2 remedial investigation report was made public in December 2015. In September 2019, the EPA publicly announced a proposed cleanup strategy for the Superfund Site. In August 2020, the EPA signed a Record of Decision for the Devil’s Swamp Lake site that defines a remediation approach for cleaning up the site and monitoring the natural recovery of certain areas of the lake. With the Record of Decision signed, the EPA has started the enforcement negotiations for the next phase of the project. Management is unable to determine how significant Cleco’s share of the costs associated with a possible response action at the site, if any, may be and whether this will have a material impact on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2023 FORM 10-K
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
Cleco Holdings is a holding company and conducts its operations primarily through its subsidiaries. Accordingly, Cleco Holdings’ ability to meet its debt obligations is largely dependent upon the cash generated by these subsidiaries. Cleco Holdings’ subsidiaries are separate and distinct entities and have no obligations to pay any amounts due on Cleco Holdings’ debt or to make any funds available for such payment. In addition, Cleco Holdings’ subsidiaries’ ability to make dividend payments or other distributions to Cleco Holdings may be restricted by their obligations to holders of their outstanding securities and to other general business creditors. Substantially all of Cleco’s consolidated assets are held by either Cleco Power or Cleco Cajun (pending consummation of the Cleco Cajun Divestiture). Cleco Holdings’ right to receive any assets of any subsidiary, and therefore the right of its creditors to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if Cleco Holdings were a creditor of any subsidiary, its rights as a creditor would be effectively subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary ranking senior to that held by Cleco Holdings. Cleco Power is subject to regulation by the LPSC. The 2016 Merger Commitments also provide for limitations on the amount of distributions that may be paid from Cleco Power to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit/issuer ratings. As a result, Cleco Power may be prohibited from making distributions to Cleco Holdings.

OPERATIONAL RISKS

Cleco Cajun Divestiture

The divestiture of the unregulated electric utility business by subsidiaries of Cleco Holdings may not occur on the initial terms agreed to by the parties, in the expected time frame, or at all and, as a result, could adversely affect the Registrants’ business and financial condition.
On November 22, 2023, the Cleco Cajun Sellers entered into the Cleco Cajun Divestiture Purchase and Sale Agreement with the Cleco Cajun Purchasers in which the Cleco Cajun Sellers have agreed to sell the Cleco Cajun Sale Group to the Cleco Cajun Purchasers. The closing of the transaction is subject to customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) approval of FERC, (iii) approval of the Federal Communication Commission, and (iv) customary conditions regarding the accuracy of the representations and warranties and compliance by the parties with their respective obligations under the Cleco Cajun Divestiture Purchase and Sale Agreement. The Cleco Cajun Divestiture Purchase and Sale Agreement includes customary termination provisions, including if the closing of the transaction does not occur within nine months of November 22, 2023.
If the transaction fails to close, Cleco’s business and financial condition may be adversely affected and Cleco will continue to be responsible for any transaction costs incurred. Additionally, in the event the transaction fails to occur, Cleco’s business and financial condition will continue to depend on its ability to manage and operate the unregulated electric utility business through service to electric cooperative customers and other wholesale customers. In the event the transaction fails to occur pursuant to the terms of the Cleco Cajun Divestiture Purchase and Sale Agreement, failure by Cleco Cajun to successfully manage its unregulated electric utility business could have a material adverse effect on Cleco’s results of operations, financial condition, cash flows and liquidity.

Future Electricity Sales

Cleco’s future electricity sales and cash flows could be negatively affected by adverse macroeconomic conditions.
Adverse macroeconomic conditions resulting in low economic growth can negatively impact the businesses of Cleco Power’s residential, commercial, wholesale, and industrial customers and Cleco Cajun’s wholesale customers. Such resulting decreased power consumption, could cause a corresponding decrease in base revenue for Cleco Power and, in the event the Cleco Cajun Divestiture fails to close pursuant to the Cleco Cajun Divestiture Purchase and Sale Agreement, a decrease in the revenue for Cleco Cajun. The reduced production or shutdown of customer facilities could substantially reduce Cleco Power’s base revenue and Cleco Cajun’s revenue in such cases.

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

CLECO
CLECO POWER	2023 FORM 10-K
efforts that reduce energy demand without the ability for Cleco Power to recover lost revenue could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Weather and Climate Vulnerabilities
Cleco’s operations and power generation could be harmed due to the impact of severe weather events, other natural disasters, or climate change, which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Severe weather, including hurricanes, winter storms, tropical storms, and other natural disasters, such as floods and wildfires, can affect transportation of fuel to plant sites and can be destructive, causing outages, blackouts or disruptions of interconnected transmission systems, and property damage that can potentially result in additional expenses, lower revenue, and additional capital restoration costs. Extreme drought conditions can impact the availability of cooling water to support the operations of generating plants, which can also result in additional expenses and lower revenue. Extreme weather conditions could also increase commodity prices, including fuel, which could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows.
Climate change that results in more frequent and more severe weather events in Cleco’s service territory could result in one or more physical risks that could cause damage to its generation, transmission, and distribution assets. These physical risks include an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, flooding, wildfires, changes in temperature and precipitation patterns, and potential increased impacts of extreme weather conditions, including ice storms and prolonged droughts, The Registrants’ assets are in and serve communities that are at risk from sea level rise, changes in weather conditions, and loss of the protection offered by coastal wetlands. In addition, a significant portion of the nation’s oil and gas infrastructure is located in these areas and is susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes.
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
Weather conditions directly influence the demand for electricity, particularly with respect to residential customers. In Cleco’s service territory, demand for power typically peaks during the hot summer months. As a result, Cleco’s financial results typically fluctuate on a seasonal basis. In addition, Cleco has sold less power and, consequently, earned less income when weather conditions were mild. Unusually mild weather in the future could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

Workforce

Failure to attract, retain, and develop an appropriately qualified workforce could have a negative impact on business operations and a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
Certain events, such as employee resignations and retirements without appropriate replacements, labor shortages, wage inflation, a lack of equivalent or enhanced skill sets to fulfill future needs, or unavailability of contract resources, may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge, difficulty in finding highly skilled, qualified candidates, specifically due to the location of Cleco’s corporate office and potential employee relocation challenges even with a hybrid work option, and a lengthy time period associated with skill development. Costs may increase as a result of contractors replacing employees, productivity slowdown, and safety incidents. Failure to hire and adequately develop replacement employees, maintain an inclusive work environment, transfer functional knowledge and expertise to the next generation of employees, ensure the availability of skilled new hires, or accept hybrid or remote work options may adversely affect the ability to manage and safely operate the Registrants’ business. If the Registrants are unable to successfully attract, retain, and develop an appropriately qualified workforce, the results of operations, financial condition, or cash flows of the Registrants could be materially adversely affected.

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
The operation of Cleco’s extensive electrical systems relies on evolving operational and information technology systems and network infrastructures that are becoming extremely complex as new technologies and systems are implemented to more safely and reliably deliver electric services. Cleco’s business is highly dependent on its ability to process and monitor, on a real-time basis, a large number of tasks and transactions,

CLECO
CLECO POWER	2023 FORM 10-K
many of which are highly complex. Cleco’s flexible working environment makes protecting distributed assets more challenging, and there is a greater opportunity for successful cyberattacks. The failure of Cleco’s operational and information technology systems and networks due to a physical attack or other event, including the inability to detect malicious software that has infected Cleco’s systems, could significantly disrupt operations; cause harm to the public or employees; result in outages or reduced generating output; result in damage to Cleco’s assets or operations, or those of third parties; and subject Cleco to claims by customers or third parties, any of which could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Despite implementation of security and mitigation measures, Cleco’s technology systems and those of Cleco’s vendors are vulnerable to inoperability, impaired operations, or failures due to physical attacks or cyberattacks on the facilities and equipment needed to operate the technology systems, viruses, human errors, acts of war or terrorism, and other events. If Cleco’s or its vendor’s information technology systems or network infrastructure were to fail, Cleco might be unable to fulfill critical business functions and serve its customers, which could have a material adverse effect on the financial conditions, results of operations, or cash flows of the Registrants. The potential consequences of a future material cyberattack include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems and facilities, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect Cleco’s competitiveness, results of operations and financial condition. Due to the evolving nature of such cybersecurity threats, the potential impact of any future incident cannot be predicted. Further, the amount of insurance coverage Cleco maintains may be inadequate to cover claims or liabilities related to a cyberattack.
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
Cleco’s ability to complete construction of or capital improvements to power generation, transmission, and distribution facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include engineering and project execution risk and escalating costs for materials, labor, and environmental compliance. Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as set forth under their contracts, changes in the scope and timing of projects, inaccurate cost estimates, the inability to raise capital or secure funding on favorable terms or at all, changes in commodity prices affecting revenue, fuel or material costs, changes in the economy, changes in laws or regulations, including

CLECO
CLECO POWER	2023 FORM 10-K
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
A basic premise of Cleco’s business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price. There are alternative technologies to produce electricity, most notably wind turbines, photovoltaic cells, and other solar-generated power. Many companies and organizations conduct research and development activities to seek improvements in alternative technologies. As new technologies are developed and become available, the quantity and pattern of electricity purchased by customers could decline, with a corresponding decline in revenues derived by generating assets. In addition, to the extent Cleco is slow to adopt viable alternative generation technologies, employs technology that is problematic to operate, and/or under or over relies on these alternative technologies, the value of Cleco Power’s and, prior to the consummation of the Cleco Cajun Divestiture, Cleco Cajun’s generating facilities could be reduced.

Litigation

Cleco is subject to litigation and a negative outcome could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Additionally, in connection with the 2016 Merger, four actions were filed in the Ninth Judicial District Court for Rapides Parish, Louisiana and three actions were filed in the Civil District Court for Orleans Parish, Louisiana. See Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — 2016 Merger” for a discussion of these actions.

REGULATORY RISKS

Regulatory Compliance

Cleco operates in a highly regulated environment and adverse regulatory decisions or changes in applicable regulations could have a material adverse effect on the Registrants’ business or result in significant additional costs.
Cleco’s business is subject to extensive federal, state, and local energy, environmental, and other laws and regulations. Should Cleco be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on Cleco, Cleco’s business could be adversely affected. Existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to Cleco or Cleco’s facilities, including decisions by the U.S. Supreme Court that could affect the operation of federal agencies, that may have a material adverse effect on the Registrants’ business or result in significant additional costs.
As a result of the 2016 Merger, Cleco Holdings and Cleco Power made the 2016 Merger Commitments to the LPSC including, but not limited to, maintaining employee headcount, salaries, and benefits for ten years, and a limitation from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. Additionally, upon approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC including, but not limited to, holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, credit rating downgrades attributable to the Cleco Cajun Acquisition, and the repayment of $400.0 million of Cleco Holdings’ debt by the end of 2024. For information about Cleco Holdings’ repayment schedule, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Cleco.”

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
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases or, in

CLECO
CLECO POWER	2023 FORM 10-K
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
Cleco Power’s retail rates for residential, commercial, and industrial customers and other retail sales are regulated by the LPSC. Cleco Power’s current retail rate plan became effective on July 1, 2021. If a refund of previously recorded revenue is required as a result of the LPSC’s review, the refund could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For more information about the current retail rate plan, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements —Note 14 — Regulation and Rates — FRP.”
On June 30, 2023, Cleco Power filed an application with the LPSC for its current rate case, with anticipated new rates being effective July 1, 2024. The outcome of any future base rate case could have a material adverse effect on the results of operations, financial condition, and cash flows of the Registrants.

Dolet Hills Prudency Review

Cleco Power’s ability to recover costs associated with the retirement of the Dolet Hills Power Station and lignite mine closure is subject to a prudency review by the LPSC that could result in significant refunds to customers or disallowance of recovery.
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. Initial testimony by the LPSC Staff and intervenors filed in August 2022 indicated disagreement with the recoverability of these incurred costs, quantifying up to $228.0 million of related costs as potentially unrecoverable. On February 2, 2024, the Administrative Law Judge released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Cleco Power’s management has estimated that a loss resulting from a potential disallowance is probable. The estimated range of potential loss is between $58.7 million and $228.0 million. As a result, Cleco Power accrued an estimated contingent loss of $58.7 million at December 31, 2023.
Due to the nature of the regulatory process, Cleco Power is currently unable to determine the outcome and timing of resolution of this matter. If costs are disallowed for recovery or a refund is required as a result of the LPSC’s review, this could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For more information about the Dolet Hills prudency review, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

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
Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to EAC filings. If a disallowance of environmental costs is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For more information about LPSC audits related to environmental costs, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements

CLECO
CLECO POWER	2023 FORM 10-K
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
On June 1, 2023, due to generation resource retirements, increased reliance on intermittent resources, significant weather events with correlated generator outages, and declining excess reserve margins that are expected to profoundly impact future grid reliability, MISO transitioned from a traditional annual unforced capacity value to a seasonal accreditation capacity (“SAC”) value. MISO evaluates SAC values to assess generating unit capacity for Cleco’s planning reserve margin for each season. If Cleco is subject to a significant number of outages during critical instances, Cleco may not possess sufficient planning reserves to serve its needs and could be forced to purchase capacity from the MISO resource adequacy auction. Generally, Cleco Power recovers these costs through its FAC. Recovery of these costs is subject to audit by the LPSC. If a disallowance of recovery is ordered, it could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. Because of the recentness of the transition, management is unable to predict the long-term potential impact the transition will have, and any such refund resulting from a disallowance could have a material adverse effect on Cleco’s results of operations, financial condition, or cash flows of the Registrants.

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
As these standards continue to be adopted and modified, they may impose additional compliance requirements on Cleco Power and Cleco Cajun separately, which may result in increased capital expenditures and operating expenses for Cleco Power and, prior to the consummation of the Cleco Cajun Divestiture, Cleco Cajun. Failure to comply with these standards can result in the imposition of material fines and civil penalties.
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

CLECO
CLECO POWER	2023 FORM 10-K
Wholesale Electric Service

Cleco’s business practices are regulated by FERC, and the wholesale rates of both Cleco Power and Cleco Cajun are subject to FERC’s triennial market power analysis. Cleco Power and/or Cleco Cajun could lose the right to sell wholesale generation at market-based rates.
FERC requires a utility to pass a screening test as a condition for securing and/or retaining approval to sell electricity in wholesale markets at market-based rates. An updated market power analysis must be filed with FERC every three years or upon the occurrence of a change in status as defined by FERC regulation. Cleco filed its most recent triennial market power analysis in December 2023, and it is currently pending FERC approval. The next triennial market power analysis is expected to be filed in December 2026. In the future, if FERC determines Cleco Power and/or Cleco Cajun possesses generation market power in excess of certain thresholds, Cleco Power and/or Cleco Cajun could lose the right to sell wholesale generation at market-based rates, which could result in a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

Transmission Congestion

Transmission congestion could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
Counterparties may fail to perform on their physical or financial obligations. Currently, Cleco has industry accepted master agreements in place with counterparties that provide credit default language. Some master agreements with counterparties contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Cleco. If the counterparties to these arrangements fail to perform, Cleco may enforce and recover the proceeds from the credit support provided; however, in the event of a default, credit support may not always be adequate to cover the related obligations. In such event, Cleco may incur losses in excess of amounts already paid, if any, to the counterparties or due to an adverse replacement cost of the transaction and may be unable to collect liquidated damages.
The credit commitments of Cleco’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such

CLECO
CLECO POWER	2023 FORM 10-K
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
Cleco Power LLC’s senior notes and its obligations under various loan agreements and refunding agreements with the Rapides Finance Authority, the Louisiana Public Facilities Authority, and other issuers of tax-exempt bonds for the benefit of Cleco Power LLC are unsecured and rank equally with all of Cleco Power LLC’s existing and future unsecured and unsubordinated indebtedness. As of December 31, 2023, Cleco Power LLC had an aggregate of $1.47 billion of unsecured and unsubordinated indebtedness net of debt discount and debt expense. The unsecured and unsubordinated indebtedness of Cleco Power LLC will be effectively subordinated to, and thus have a junior position to, any secured debt that Cleco Power LLC may have outstanding from time to time (including any mortgage bonds) with respect to the assets securing such debt. Certain agreements entered into by Cleco Power LLC with other lenders that are unsecured provide that if Cleco Power LLC issues secured debt, Cleco Power LLC is obligated to grant these lenders the same security interest in certain assets of Cleco Power LLC. If such a security interest were to arise, it would further subordinate Cleco Power LLC’s unsecured and unsubordinated obligations.
As of December 31, 2023, Cleco Power LLC had no secured indebtedness outstanding. Cleco Power LLC may issue mortgage bonds in the future under any future Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power LLC material assets upon dissolution, winding up, liquidation, or reorganization. Additionally, neither Cleco Power LLC nor its creditors, including holders of its senior notes, can use the assets of Cleco Securitization I to settle debts of Cleco Power LLC.

GENERAL RISK FACTORS

Presidential Administration

The Presidential administration has made and may continue to make substantial changes to environmental, fiscal, and tax policies that could have a material adverse effect on the Registrants’ business.
The Presidential administration may propose substantial changes to environmental, fiscal, and tax policies, which may include comprehensive tax reform, more stringent and onerous requirements for reducing GHG emissions and other pollutants from existing fossil fuel-fired power plants, and other objectives that may impact the results of operations, financial condition, or cash flows of the Registrants. Since taking office in January 2021, the current President has issued several executive orders designed to address climate change and GHG emissions, as well as an executive order requiring agencies to review past environmental actions. Furthermore, the current President has recommitted the U.S. to the Paris Agreement and announced the U.S.’s nationally determined contribution under the Paris Agreement at the summit on climate change in April 2021. The target aims to reduce U.S. emissions by 50-52% compared to a 2005 baseline by 2030. The current Presidential administration has also issued a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the administration has reviewed and approved the rule. The executive orders may result in the development of additional regulations or changes to existing regulations, and it is possible that these changes could adversely affect Cleco’s business. Until any such changes are enacted, management is unable to determine the impact of any such changes on the Registrants’ business, results of operations, financial condition, or cash flows.

CLECO
CLECO POWER	2023 FORM 10-K
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
The IRA of 2022 was signed into law on August 16, 2022. Management is still monitoring any potential impact the legislation could have on the Registrants. For more information related to the IRA of 2022’s tax and renewable provisions, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Tax Reform.”
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
Events beyond the Registrants’ control, such as political uncertainty in the U.S. (including the ongoing debates related to the U.S. federal government budget), volatility and disruption in global capital and credit markets, (including those resulting from geopolitical events, such as the Russian invasion of Ukraine or the continued conflict in the Middle East), uncertainty regarding increases or decreases in interest rates resulting from changes in the federal funds rate range targeted by the Federal Reserve, pandemics, epidemics and other outbreaks (such as COVID-19), or other adverse developments that affect financial institutions (such as bank failures) may create uncertainty that could increase the cost of capital for the Registrants or impair their ability to access the capital markets, including the ability to draw on their respective bank credit facilities. Additionally, upon approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC including, but not limited to, holding Cleco Power retail customers harmless for any adverse impacts, increased costs of debt or equity, and credit rating downgrades attributable to the Cleco Cajun Acquisition, and the repayment of $400.0 million of Cleco Holdings’ debt by 2024. At December 31, 2023, the remaining balance of Cleco Holdings’ debt to be repaid by 2024 was $66.7 million. The Registrants may be unable to predict the degree of success they will have in renewing or replacing their respective credit facilities as they come up for renewal. Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities. If the Registrants are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities, and/or bear an unfavorable cost of capital, which, in turn, could have a material adverse effect on the Registrants’ ability to fund capital expenditures or to service debt, or on the Registrants’ flexibility to react to changing economic and business conditions.

Inflation may negatively impact the results of operations, financial condition, or cash flows of the Registrants.
While the pace of inflation has moderated during the course of 2023, Cleco has observed that prices for equipment, materials, supplies, employee labor, and contractor services have increased. Long-term inflationary pressures may result in such prices continuing to increase more quickly than expected. Increases in inflation raises costs for labor, materials, and services, and Cleco may be unable to secure these resources on economically acceptable terms or offset such costs with increased revenues, operating efficiencies, or cost savings, which may adversely impact the results of operations, financial condition, or cash flows of the Registrants.

CLECO
CLECO POWER	2023 FORM 10-K
ESG

Increased focus on and changing expectations regarding ESG programs, as well as failure to achieve ESG goals, may adversely impact the Registrants’ access to capital, results of operations, financial condition, and cash flows.
Stakeholder scrutiny of companies’ ESG practices has been increasing across numerous industries. In recent years, certain stakeholders, including an increasing number of investors and lenders, have started placing more importance on ESG criteria when making lending and investment decisions. The increased focus on and activism related to ESG may limit the Registrants’
access to capital or financing and/or increase the cost of capital or financing as some investors or lenders may elect to increase their required returns on capital offered to the Registrants or reallocate or not commit capital based on their assessment of the Registrants’ ESG profile. Additionally, the Registrants’ failure to address and meet stakeholders’ ESG expectations, which continue to evolve, failure to report progress on ESG initiatives, or failure to achieve the ESG goals may negatively impact the Registrants’ reputation and business and, as a result, could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Risk Management, Strategy, and Governance

Cybersecurity Integration with overall risk management
Cleco’s business operations rely on complex and evolving operational and information technology systems and network infrastructures. Digital information, information technology, and automation are essential components of Cleco’s operations and growth strategy. Cleco continues to assess its cybersecurity tools and processes and has taken a variety of actions to monitor and address cyber-related risks. These cybersecurity tools and assessments are embedded in Cleco’s overall enterprise risk management system. Cleco utilizes the following tools, methodologies, and standards to assess, identify, and manage material cybersecurity risks:

•NERC CIP standards, which protect Cleco’s operational technology,
•National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), which protects Cleco’s operational and information technology,
•Sarbanes-Oxley Act (SOX) regulations, which require Cleco to maintain access and security controls for certain systems that are essential to the completeness and accuracy of financial reporting,
•internal and third-party assessments to identify and prioritize risks,
•Cybersecurity Incident Response Plans (CSIRPs), and
•a security operations center managed 24 hours a day by a third party.

Processes to assess, identify, and manage material risks
Cleco has processes and procedures in place to ensure its cybersecurity program is operating effectively and members of Cleco’s EMT routinely review its cybersecurity strategy, policy, program effectiveness, standards enforcement, and cybersecurity issue management. Cleco conducts risk assessments and compliance audits against standards including the NIST CSF, NERC CIP, and SOX. Cleco also engages with a variety of independent third parties, such as assessors, consultants, and auditors, for periodic audits and reviews of cybersecurity threats and related controls, including review of periodic penetration tests, regular patch reviews from vendors listing relevant risks, industry alerts and forums, and tabletop exercises. These assessment results are used to develop appropriate cybersecurity controls and risk mitigation strategies, which are implemented throughout the organization. Cleco also utilizes its Internal Audit department to review its cybersecurity program, in which findings are reported to the Audit Committee.
Cleco’s CSIRPs help ensure a timely, consistent, and compliant response to actual or attempted cybersecurity incidents impacting Cleco. These response plans include detection, analysis, containment, eradication, recovery, post-incident review, and timely notice to relevant stakeholders, including Cleco’s Audit Committee, once an incident is deemed to be potentially significant or material.
Cleco maintains a formal cybersecurity training program for all employees that includes training on matters such as phishing and email security best practices. Employees are also required to complete compulsory training on data privacy. Cleco also provides specialized security training for certain other employee roles.

Processes to oversee and identify material risks associated with use of third-party service providers
Cleco is implementing processes to manage the cybersecurity risks associated with its use of third-party service providers. Additionally, Cleco is actively reviewing and updating all third-party service contracts upon renewal for potential amendments related to security, confidentiality, and recourse in the event of a negligent incident, such as a breach, loss, or unauthorized use of Cleco’s data. These measures provide the structure for managing Cleco’s cyber-related risks.

Management’s oversight
Cleco maintains a cybersecurity program overseen by its Chief Administrative and Sustainability Officer, EMT, and Audit Committee that uses a risk-based methodology to support the security, confidentiality, integrity, and availability of information. This program is integrated within Cleco’s enterprise risk management program, which utilizes the Enterprise Risk Management Committee to collaboratively manage and advance enterprise-wide risk management processes. Cleco’s Disclosure Committee, which is comprised of EMT and the Chief Accounting Officer, is the means in which cybersecurity matters are assessed for disclosure requirements. Cleco’s EMT sets enterprise risk strategies and makes risk-informed decisions that include the assessment and response to

CLECO
CLECO POWER	2023 FORM 10-K
cybersecurity risk. In March 2024, management began engaging in quarterly discussions with the Audit Committee regarding incidents of any magnitude experienced during the quarter, strategies and significant risk exposures, as well as the measures implemented to monitor and control these risks. These discussions may include the results of internal and third party risk assessments and audit results, and management’s plans to improve its cybersecurity posture using a risk-based approach.
Cleco’s cybersecurity team, overseen by the Chief Administrative and Sustainability Officer, has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes. Members of this team have extensive technical and leadership experience in federal and/or private sector environments as well as industry-recognized cybersecurity certifications. This team relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Cleco. Cleco’s Audit Committee oversees the management of its cybersecurity risk and is responsible for communicating cyber-related incidents to its Boards of Managers.
Risks and previous events with material effects
It is possible that Cleco’s information technology systems and networks, or those managed by third parties, could have vulnerabilities and those vulnerabilities could go unnoticed for a period of time. Cleco may also be exposed to, and adversely affected by, interruptions to its computer and information technology systems, and sophisticated cyberattacks, including cybersecurity threats and vulnerabilities in its systems, malware, and attacks targeting its information technology systems and networks. Any such prior events, to date, have not had a material impact on Cleco’s results of operations, financial condition or cash flows. While various procedures and controls have been and are being utilized to mitigate such risks, there can be no guarantee that the actions and controls Cleco has implemented and is implementing, or which Cleco causes or has caused third party providers to implement, will be sufficient to protect its systems, information or other property. For more discussion of potential cyber threats that may affect Cleco, see Item 1A, “Risk Factors — Operational Risks — Technology and Terrorism Threats.”

ITEM 2. PROPERTIES

CLECO POWER
All of Cleco Power’s electric generating stations and electric operating properties are located in Louisiana. Cleco Power considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power.”
Electric Generating Stations
As of December 31, 2023, Cleco Power either owned or had an ownership interest in five steam electric generating stations, three combined cycle units, and one gas turbine with a combined rated capacity of 3,035 MW, and a combined electric net generating capacity of 2,822 MW. The net generating capacity is the result of capacity tests and operational tests performed during 2023, as required by MISO. This amount reflects the maximum production capacity these units can sustain over a specified period of time. For more information on Cleco Power’s generating facilities, see Item 1, “Business — Operations — Cleco Power.”
Electric Substations
As of December 31, 2023, Cleco Power owned 93 active transmission substations and 250 active distribution substations.
Electric Lines
As of December 31, 2023, Cleco Power’s transmission system consisted of 67 circuit miles of 500-kiloVolt (kV) lines; 609 circuit miles of 230-kV lines; 682 circuit miles of 138-kV lines; and 29 circuit miles of 69-kV lines. Cleco Power’s distribution system consisted of 3,431 circuit miles of 34.5-kV lines and 8,843 circuit miles of other lines.
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
Substantially all of Cleco Power’s property, plant, and equipment are subject to a lien under Cleco Power’s Indenture of Mortgage, which does not impair the use of such properties in the operation of its business. As of December 31, 2023, no mortgage bonds were outstanding under the Indenture of Mortgage. Some of the unsecured and unsubordinated indebtedness of Cleco Power will be effectively subordinated to, and thus have a junior position to, any mortgage bonds that Cleco Power may have outstanding from time to time with respect to the assets subject to the lien of the Indenture of Mortgage. Cleco Power may issue mortgage bonds in the future under its Indenture of Mortgage, and holders of mortgage bonds would have a prior claim on certain Cleco Power material assets upon dissolution, winding up, liquidation, or reorganization.

CLECO CAJUN
Cleco Cajun has electric generating stations and electric operating properties located in Louisiana and Texas. Cleco Cajun considers all of its properties to be well maintained, in good operating condition, and suitable for their intended purposes. For more information on Cleco Cajun’s generating facilities, see Item 1, “Business — Operations — Cleco Cajun.”
On November 22, 2023, the Cleco Cajun Divestiture Purchase and Sale Agreement was entered into between the Cleco Cajun Sellers and the Cleco Cajun Purchasers whereby the Cleco Cajun Sellers have agreed to sell the Cleco Cajun Sale Group to the Cleco Cajun Purchasers. As a result, the Cleco Cajun Sale Group is presented as discontinued

CLECO
CLECO POWER	2023 FORM 10-K
operations. For more information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — “Discontinued Operations.”

Electric Generating Stations
As of December 31, 2023, Cleco Cajun has ownership interest in four electric generating stations which, combined, consist of five gas turbine units and five steam electric generating units located in Louisiana as well as four combined cycle units located in Texas. These generating facilities have a combined rated capacity of 3,379 MW. For more information on Cleco Cajun’s generating facilities, see Item 1, “Business — Operations — Cleco Cajun.”
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CLECO
CLECO POWER	2023 FORM 10-K

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
Cleco Holdings made $53.5 million and $219.6 million of distributions to Cleco Group during 2023 and 2022, respectively. Cleco Holdings made no distributions to Cleco Group during 2021.
Cleco Holdings received no equity contributions from Cleco Group during 2023, 2022, and 2021.

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
Cleco Power made $94.8 million and $105.5 million of distributions to Cleco Holdings in 2023 and 2022, respectively. Cleco Power made no distributions to Cleco Holdings in 2021.
Cleco Power received no equity contributions from Cleco Holdings in 2023, 2022 and 2021.

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

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its principal operating business segment, Cleco Power. Cleco Power is a regulated electric utility company that owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 295,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana.
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

Cleco Cajun Divestiture
In 2022, Cleco Holdings began a strategic review process related to its investment in Cleco Cajun. In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. On November 22, 2023, the Cleco Cajun Divestiture Purchase and Sale Agreement was entered into between the Cleco Cajun Sellers and the Cleco Cajun Purchasers whereby the Cleco Cajun Sellers have agreed to sell the Cleco Cajun Sale Group to the Cleco Cajun Purchasers for the purchase price of $600.0 million. Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and the sale will represent a strategic shift

CLECO
CLECO POWER	2023 FORM 10-K
that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group are presented as discontinued operations, and the financial information for historical periods provided in this Annual Report on Form 10-K has been recast to reflect this presentation. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”

Dolet Hills
On January 31, 2022, Cleco Power filed an application with the LPSC requesting recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine. These costs are currently under a prudency review by the LPSC. Pending the completion of the prudency review, Cleco Power intends to seek a financing order to securitize the unrecovered Dolet Hills Power Station closure costs, Oxbow mine closure costs, and deferred fuel costs. On February 2, 2024, the Administrative Law Judge released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Cleco Power believes and continues to assert that the related costs were prudently incurred and should be recoverable. However, management has estimated that a loss resulting from a potential disallowance is probable. The estimated range of potential loss is between $58.7 million and $228.0 million. As a result, Cleco Power accrued an estimated contingent loss of $58.7 million at December 31, 2023. This amount was recorded in Provision for rate refund on Cleco’s and Cleco Power’s Balance Sheets and Electric customer credits on Cleco’s and Cleco Power’s Statements of Income. Cleco Power is seeking a settlement to resolve this matter and move forward with the securitization process. Due to the nature of the regulatory process, the outcome and timing of resolution of this matter is uncertain. For more information on the prudency review, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

ESG
Cleco is accelerating its efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco is increasing its renewable and electrification initiatives. Cleco is also aiming to reduce GHG emissions in ways such as incorporating renewable energy resources into its generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco aims to sustainably reduce its GHG emissions by approximately 60.0% by 2030 with aspirations of net zero emissions by 2050. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable. Cleco also continues to support community investment opportunities across its service territory and has created a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to policies and practices that support the governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and appointed a Chief Sustainability Officer to oversee the continued implementation of ESG initiatives. Currently, management is unable to predict the impact of implementing these ESG initiatives on the Registrants. For more information on these ESG goals, see Part I, Item 1, “Business — Human Capital — Diversity and Inclusion,” “— Communities,” and “— Oversight and Governance.” For more information about Cleco’s environmental initiatives, see “— Renewable and Electrification Initiatives.”

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

Decarbonization Initiatives
Cleco Power is exploring multiple decarbonization initiatives predominantly associated with Madison Unit 3, with the primary initiative currently being Project Diamond Vault.

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
Total development costs for Project Diamond Vault are expected to be approximately $58.0 million, of which the FEED study is projected to cost approximately $13.0 million. The FEED study has begun and a $9.0 million congressional appropriation has been secured to help offset costs of this study. As of December 31, 2023, Cleco Power has incurred $12.0 million for Project Diamond Vault development efforts, including the FEED study and received $2.8 million of the congressional appropriation from the U.S. Department of Energy to partially offset these costs. On March 1, 2024, Cleco Power received an additional $1.4 million of the congressional appropriation. The FEED study is expected to be completed in late 2024, and major permitting is expected to be completed in the second half of 2025. Construction of the project is expected to begin in the second half of 2026. Management

CLECO
CLECO POWER	2023 FORM 10-K
expects the total project will be completed in mid to late 2030. After the cost of the FEED study, the remaining project cost is currently estimated to be between $1.70 billion and $2.00 billion. This estimate will be refined throughout the FEED study process as additional information and cost estimates become available. Cleco anticipates funding this project through one or more sources including tax credits provided by the IRA of 2022, U.S. Department of Energy grants or loans, debt financing, private equity investment, and partnership interests.

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

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of December 31, 2023, Cleco Power had spent $55.1 million on the project.

Other
Cleco Power is working to secure load growth opportunities that include renewing existing franchises, pursuing new franchises, and adding new retail load opportunities with large industrial, commercial, and residential customers. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government, military, wood. paper, health care, information technology, transportation, and other manufacturing.
In 2021 through a request for proposal process, a significant wholesale customer currently under contract with Cleco Power informed Cleco Power that it was not selected as a provider of capacity and energy after the first quarter of 2024, and on October 19, 2022, the LPSC certified these results. Cleco Power’s failure to recontract this agreement is expected to affect jurisdictional retail rates that is subject to review by the LPSC in conjunction with Cleco Power’s current rate case. On June 30, 2023, Cleco Power filed an application with the LPSC for its current rate case, with anticipated new rates being effective July 1, 2024.

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

Comparison of the Years Ended December 31, 2023, and 2022

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue, net	$1,238,791	$1,604,480	$(365,689)	(22.8)%
Operating expenses	1,179,323	1,205,091	25,768	2.1%
Operating income	59,468	399,389	(339,921)	(85.1)%
Interest income	5,393	5,250	143	2.7%
Allowance for equity funds used during construction	5,747	3,740	2,007	53.7%
Other expense, net	(694)	(11,240)	10,546	93.8%
Interest charges	164,856	143,956	(20,900)	(14.5)%
Federal and state income tax (benefit) expense	(65,073)	20,035	85,108	424.8%
(Loss) income from continuing operations, net of income taxes	(29,869)	233,148	(263,017)	(112.8)%
Income (loss) from discontinued operations, net of income taxes	14,642	(44,337)	58,979	133.0%
Net (loss) income	$(15,227)	$188,811	$(204,038)	(108.1)%

The change in Cleco’s results of operations are primarily attributable to the following:

•lower gains on gas-related derivative contracts, net of income taxes, at Cleco Cajun of $217.3 million included in continuing operations.
•activity of its reportable segment, Cleco Power. For detailed discussions of those impacts, see “— Cleco Power.”
•the effects of the presentation of the Cleco Cajun Sale Group as discontinued operations and, as a result, Cleco Cajun no longer being reflected as a reportable segment. For information on discontinued operations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”

For information on Cleco’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Income Taxes — Cleco.”

CLECO
CLECO POWER	2023 FORM 10-K
Cleco Power

Significant Factors Affecting Cleco Power

Revenue is primarily affected by the following factors:
As an electric utility, Cleco Power is affected, to varying degrees, by a number of factors influencing the electric utility industry. These factors, among others, include:

•an increasingly competitive business environment;
•the ability to recover costs through rate-setting proceedings,
•the ability to successfully perform in MISO and the related operating challenges,
•the cost of compliance with environmental and reliability regulations,
•conditions in the credit markets and global economy,
•changes in the federal and state regulation of generation, transmission, and the sale of electricity, and
•the increasing uncertainty of future federal and state regulatory and environmental policies.

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
Over the last five years, Cleco Power’s non-industrial retail sales have been relatively steady; however, there have been fluctuations in industrial retail sales. Cleco Power anticipates moderate growth in retail sales over the next five years. Cleco Power expects to begin providing service to expansions of current customers’ operations, as well as service to new retail customers. Cleco Power’s expectations and projections regarding retail sales are dependent upon factors such as weather conditions, natural gas prices, customer conservation efforts, retail marketing and business development programs, and the economy of Cleco Power’s service area. Cleco Power is pursuing load growth opportunities that include renewal of existing franchises as well as adding new franchises. For more information on other expectations of future energy sales on Cleco Power, see “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”
Other issues facing the electric utility industry that could affect sales include:

•imposition of federal and/or state renewable portfolio standards,
•imposition of energy efficiency mandates without recovery of lost revenues,
•legislative and regulatory changes,
•increases in environmental regulations and compliance costs,
•cost of power impacted by the price movement of fuels and the addition of new generation capacity,
•transmission congestion costs,
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
Cleco Power’s revenues and earnings are substantially affected by regulatory proceedings known as rate cases, or in some cases, a request for extension of an FRP. During those cases, the LPSC determines Cleco Power’s rate base, depreciation rates, operation and maintenance costs, and administrative and general costs that Cleco Power may recover from its retail customers through its rates. Generally, historical costs are used by the LPSC in determining Cleco Power’s rates. These proceedings may examine, among other things, the prudency of Cleco Power’s operation and maintenance practices, level of expenditures, allowed rates of return, and previously incurred capital expenditures. The LPSC has the authority to disallow costs found not to have been prudently incurred. Rate cases generally have timelines of approximately one year, and decisions are typically subject to appeal, potentially leading to additional uncertainty. Effective July 1, 2021, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, are required to be refunded to customers. On June 30, 2023, Cleco Power filed an application with the LPSC for its current rate case, with anticipated new rates being effective July 1, 2024. The transmission tariffs of Cleco Power are regulated by FERC with its own regulatory proceedings. Both the LPSC and FERC regulatory proceedings can involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, all of whom have differing concerns but who have the common objective of limiting rate increases or reducing rates.

Expenses are primarily affected by the following factors:
The majority of Cleco Power’s non-fuel cost recovery expenses include:

•other operations expenses that are affected by, among other things, the cost of employee benefits, insurance expense,

CLECO
CLECO POWER	2023 FORM 10-K
and the costs associated with energy delivery and customer service,
•maintenance expenses for Cleco Power’s generating plants, which generally depend upon the plant’s physical characteristics, maintenance practices, and effectiveness of preventive maintenance programs,
•maintenance expenses of transmission and distribution assets, which are generally affected by the level of repair and rehabilitation of lines to maintain reliability,
•depreciation and amortization expense, which is primarily affected by the cost of the facilities in service, the time the facilities were placed in service, and the estimated useful life of the facilities,
•taxes other than income taxes, which generally include payroll taxes, franchise taxes, and property taxes, and
•interest charges, which are generally affected by interest rates on outstanding debt.

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2023	2022	VARIANCE	CHANGE
Operating revenue
Base	$692,866	$685,419	$7,447	1.1%
Fuel cost and purchased power recovery	504,503	837,647	(333,144)	(39.8)%
Electric customer credits	(60,689)	(7,674)	(53,015)	(690.8)%
Other operations	111,561	98,759	12,802	13.0%
Affiliate revenue	8,904	6,377	2,527	39.6%
Operating revenue, net	1,257,145	1,620,528	(363,383)	(22.4)%
Operating expenses
Recoverable fuel and purchased power	504,512	837,647	333,135	39.8%
Non-recoverable fuel and purchased power	45,485	59,846	14,361	24.0%
Other operations and maintenance	233,863	216,851	(17,012)	(7.8)%
Depreciation and amortization	191,745	178,231	(13,514)	(7.6)%
Taxes other than income taxes	60,676	55,075	(5,601)	(10.2)%
Regulatory disallowance	—	13,841	13,841	100.0%
Total operating expenses	1,036,281	1,361,491	325,210	23.9%
Operating income	220,864	259,037	(38,173)	(14.7)%
Interest income	5,011	5,082	(71)	(1.4)%
Allowance for equity funds used during construction	5,747	3,740	2,007	53.7%
Other expense, net	(28)	(7,081)	7,053	99.6%
Interest charges	98,879	88,218	(10,661)	(12.1)%
Federal and state income tax (benefit) expense	(4,434)	2,503	6,937	277.1%
Net income	$137,149	$170,057	$(32,908)	(19.4)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2023	2022	(UNFAVORABLE)
Electric sales
Residential	3,772	3,787	(0.4)%
Commercial	2,723	2,674	1.8%
Industrial	2,229	2,282	(2.3)%
Other retail	124	121	2.5%
Total retail	8,848	8,864	(0.2)%
Sales for resale	2,980	3,061	(2.6)%
Total retail and wholesale customer sales	11,828	11,925	(0.8)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2023	2022	(UNFAVORABLE)
Electric sales
Residential	$322,729	$322,545	0.1%
Commercial	201,270	200,031	0.6%
Industrial	95,707	90,243	6.1%
Other retail	11,663	11,032	5.7%
Total retail	631,369	623,851	1.2%
Sales for resale	61,497	61,568	(0.1)%
Total base revenue	$692,866	$685,419	1.1%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine cooling and heating degree-days.

	FOR THE YEAR ENDED DEC. 31,
				2023 CHANGE
	2023	2022	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	3,707	3,095	2,920	19.8%	27.0%
Heating degree-days	1,057	1,650	1,477	(35.9)%	(28.4)%

Base
Base revenue increased $7.4 million primarily due to $4.9 million of higher industrial demand. Industrial demand increased primarily due to new industrial customers in 2023. Also contributing to the increase was $1.4 million of higher rates, largely related to the infrastructure and incremental cost recovery rider. Although higher than normal temperatures were experienced during the summer of 2023 which contributed to an increase in base revenue, the lower usage from milder winter weather during 2023 offset this increase resulting in no meaningful impact to the overall base revenue variance for 2023.
For more information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see “— Significant Factors Affecting Cleco Power,” “Cautionary Note Regarding Forward-Looking Statements,” and Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales.”

CLECO
CLECO POWER	2023 FORM 10-K
Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to recover from its customers substantially all such prudently incurred charges. Approximately 77% of Cleco Power’s total fuel cost during 2023 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the year ended December 31, 2023, were impacted primarily by lower natural gas costs as compared to the year ended December 31, 2022. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s most current fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Electric Customer Credits
Electric customer credits increased $53.0 million primarily due to $58.7 million for the accrual of an estimated contingency loss related to the probability of a partial disallowance of the recovery of incurred fuel costs associated with the Dolet Hills prudency review. This increase was partially offset by $5.7 million for the absence of a 2022 refund to Cleco Power’s retail customers related to the St. Mary Clean Energy Center for costs recovered in periods prior to September 30, 2022. For information on the Dolet Hills prudency review, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.” For more information about the 2022 refund, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — Regulatory Disallowance — St. Mary Clean Energy Center.”

Other Operations Revenue
Other operations revenue increased $12.8 million primarily due to $20.8 million for a full year of storm recovery collection in 2023 compared to four months of storm recovery collection in 2022, partially offset by $6.7 million of lower MISO transmission revenue from lower usage.
Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $14.4 million primarily due to $8.6 million for the timing of recovery of transmission costs and $4.7 million of lower fuel expense primarily due to the expiration of wholesale contracts in December 2022 and May 2023.

Other Operations and Maintenance
Other operations and maintenance increased $17.0 million primarily due to $14.7 million of higher employee-related expenses largely related to employee benefits. Also contributing to the increase was $3.1 million of higher routine distribution maintenance expenses, $2.8 million of higher outside service costs primarily related to information technology support and consulting, $2.2 million of higher distribution operations expenses, and $2.1 million of higher reserve for credit losses. These increases were partially offset by $8.2 million of lower generating outage maintenance expenses and $1.4 million of lower generating routine maintenance expenses.

Depreciation and Amortization
Depreciation and amortization increased $13.5 million primarily due to $11.6 million for the amortization of the securitized intangible asset that began in November 2022, $6.5 million related to changes in the estimated useful lives of internal software, and $4.2 million for higher normal recurring additions to fixed assets. These increases were partially offset by $7.4 million for the absence of amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta and $2.1 million for the absence of amortization related to costs associated with lignite mining. For more information on the securitized intangible asset, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Intangible Assets and Goodwill — Securitized Intangible — Cleco Securitization.”

Taxes Other Than Income Taxes
Taxes other than income taxes increased $5.6 million primarily due to the amortization of the Madison Unit 3 property tax regulatory asset that began in July 2022. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Madison Unit 3 Property Taxes.”

Regulatory Disallowance
Regulatory disallowance decreased $13.8 million due to the absence of the impairment charge resulting from the LPSC approved settlement disallowing the recovery of a portion of planning and construction costs incurred for the St. Mary Clean Energy Center. For more information about the regulatory disallowance, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — Regulatory Disallowance — St. Mary Clean Energy Center.”

Other Expense, Net
Other expense, net decreased $7.1 million primarily due to the absence of non-service pension costs amortization as a result of an increase in the discount rate which caused actuarial gains.

Interest Charges
Interest charges increased $10.7 million primarily due to $8.8 million for interest on storm recovery bonds issued in June 2022 by Cleco Securitization I and $4.3 million for higher rates on variable rate debt. These increases were partially offset by $2.8 million for the absence of interest on floating rate senior notes that were redeemed at par in June 2022.

CLECO
CLECO POWER	2023 FORM 10-K
Income Taxes
For information on Cleco Power’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Income Taxes — Cleco Power.”

Comparison of the Years Ended December 31, 2022, and 2021

Cleco
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue, net	$1,604,480	$1,226,324	$378,156	30.8%
Operating expenses	1,205,091	934,321	(270,770)	(29.0)%
Operating income	399,389	292,003	107,386	36.8%
Interest income	5,250	3,297	1,953	59.2%
Allowance for equity funds used during construction	3,740	9,905	(6,165)	(62.2)%
Other expense, net	(11,240)	(15,061)	3,821	25.4%
Interest charges	143,956	128,798	(15,158)	(11.8)%
Federal and state income tax expense	20,035	1,333	(18,702)	*
Income from continuing operations, net of income taxes	233,148	160,013	73,135	45.7%
(Loss) income from discontinued operations, net of income taxes	(44,337)	34,953	(79,290)	(226.8)%
Net income	$188,811	$194,966	$(6,155)	(3.2)%
*Not Meaningful

The change in Cleco’s results of operations are primarily attributable to the following:

•activity of its reportable segment, Cleco Power. For detailed discussions of those impacts, see “— Cleco Power.”
•higher gains on gas-related derivative contracts, net of income taxes, at Cleco Cajun of $33.9 million included in continuing operations.
•the effects of the presentation of the Cleco Cajun Sale Group as discontinued operations and, as a result, Cleco Cajun no longer being reflected as a reportable segment. For information on discontinued operations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”

For information on Cleco’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Income Taxes — Cleco.”

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2022	2021	VARIANCE	CHANGE
Operating revenue
Base	$685,419	$652,573	$32,846	5.0%
Fuel cost and purchased power recovery	837,647	549,676	287,971	52.4%
Electric customer credits	(7,674)	(40,878)	33,204	81.2%
Other operations	98,759	74,625	24,134	32.3%
Affiliate revenue	6,377	5,641	736	13.0%
Operating revenue, net	1,620,528	1,241,637	378,891	30.5%
Operating expenses
Recoverable fuel and purchased power	837,647	549,677	(287,970)	(52.4)%
Non-recoverable fuel and purchased power	59,846	41,420	(18,426)	(44.5)%
Other operations and maintenance	216,851	223,257	6,406	2.9%
Depreciation and amortization	178,231	173,498	(4,733)	(2.7)%
Taxes other than income taxes	55,075	49,598	(5,477)	(11.0)%
Regulatory disallowance	13,841	—	(13,841)	(100.0)%
Total operating expenses	1,361,491	1,037,450	(324,041)	(31.2)%
Operating income	259,037	204,187	54,850	26.9%
Interest income	5,082	3,294	1,788	54.3%
Allowance for equity funds used during construction	3,740	9,905	(6,165)	(62.2)%
Other expense, net	(7,081)	(19,561)	12,480	63.8%
Interest charges	88,218	73,090	(15,128)	(20.7)%
Federal and state income tax expense (benefit)	2,503	(9,353)	(11,856)	(126.8)%
Net income	$170,057	$134,088	$35,969	26.8%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(MILLION kWh)	2022	2021	(UNFAVORABLE)
Electric sales
Residential	3,787	3,653	3.7%
Commercial	2,674	2,564	4.3%
Industrial	2,282	2,170	5.2%
Other retail	121	125	(3.2)%
Total retail	8,864	8,512	4.1%
Sales for resale	3,061	2,880	6.3%
Total retail and wholesale customer sales	11,925	11,392	4.7%

CLECO
CLECO POWER	2023 FORM 10-K
The following table shows the components of Cleco Power’s base revenue:

	FOR THE YEAR ENDED DEC. 31,
			FAVORABLE/
(THOUSANDS)	2022	2021	(UNFAVORABLE)
Electric sales
Residential	$322,545	$304,761	5.8%
Commercial	200,031	189,802	5.4%
Industrial	90,243	88,661	1.8%
Other retail	11,032	10,984	0.4%
Total retail	623,851	594,208	5.0%
Sales for resale	61,568	58,365	5.5%
Total base revenue	$685,419	$652,573	5.0%
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

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such charges. Approximately 78% of Cleco Power’s total fuel cost during 2022 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. In February 2021, Cleco Power’s incremental fuel and purchased power costs were impacted significantly as a result of Winter Storms Uri and Viola. On March 29, 2021, Cleco Power received approval from the LPSC to recover a portion of the incremental fuel and purchased power costs resulting from Winter Storms Uri and Viola through Cleco Power’s FAC over a period of 12 months beginning with the May 2021 bills. Cleco Power’s incremental fuel and purchased power costs during 2021 were also impacted by higher costs of lignite at the Dolet Hills Power Station, which are being recovered through Cleco Power’s
FAC. For more information on the accounting for MISO transactions, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Accounting for MISO Transactions.” For more information on Cleco Power’s most current fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.” For more information on lignite costs at the Dolet Hills Power Station, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Risks and Uncertainties.”

Electric Customer Credits
Electric customer credits decreased $33.2 million primarily due to $39.9 million of lower credits to retail customers for the federal tax-related benefits of the TCJA now being a component of rates as a result of Cleco Power’s current retail rate plan. After the implementation of Cleco Power’s current retail rate plan, these credits offset base revenue on Cleco Power’s Consolidated Statement of Income. Partially offsetting this decrease was $7.1 million for refunds to Cleco Power’s retail customers as a result of the LPSC approved settlement disallowing the recovery of a portion of planning and construction costs incurred for the St. Mary Clean Energy Center. For more information on the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates— TCJA.” For more information about the LPSC settlement and disallowance, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates— Regulatory Disallowance — St. Mary Clean Energy Center.”

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

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power increased $18.4 million primarily due to $10.9 million for higher volumes of power purchased from MISO at higher prices, $4.6 million for lower amounts deferred to a regulatory asset associated with the Northlake Transmission Agreement, and $1.8 million of higher amortization to the Northlake Transmission Agreement regulatory asset. For more information on the Northlake Transmission Agreement regulatory asset, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Other.”

Other Operations and Maintenance
Other operations and maintenance decreased $6.4 million primarily due to $6.9 million of lower generating routine maintenance expenses largely due to the absence of expenses related to the Dolet Hills Power Station as a result of

CLECO
CLECO POWER	2023 FORM 10-K
its retirement in December 2021, $6.3 million of lower generating outage maintenance expenses, and $5.7 million of lower distribution maintenance expenses which was largely the result of fewer storms in 2022. These decreases were partially offset by $6.8 million of higher administrative and general employee related expenses and $3.1 million of higher routine distribution operations expense.

Depreciation and Amortization
Depreciation and amortization increased $4.7 million primarily due to $4.3 million for the amortization of regulatory assets relating to Hurricanes Laura, Delta, and Zeta, $2.8 million for the amortization of the securitized intangible asset that began in November 2022, and $1.3 million for the absence of a 2021 adjustment to the corporate franchise tax regulatory asset. These increases were partially offset by $5.3 million of lower normal recurring additions to fixed assets. For more information on the securitized intangible asset, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Intangible Assets and Goodwill — Securitized Intangible — Cleco Securitization.”

Taxes Other Than Income Taxes
Taxes other than income taxes increased $5.5 million primarily due to the amortization of the Madison Unit 3 property tax regulatory asset that began in July 2022. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Regulatory Assets and Liabilities — Madison Unit 3 Property Taxes.”

Regulatory Disallowance
In September 2022, Cleco Power recognized a regulatory disallowance of $13.8 million for the impairment charge resulting from a portion of planning and construction costs incurred for the St. Mary Clean Energy Center that were deemed imprudent and not recoverable by the LPSC. For more information about the regulatory disallowance, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates— Regulatory Disallowance — St. Mary Clean Energy Center.”

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

Income Taxes
For information on Cleco Power’s effective income tax rates, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Income Taxes — Cleco Power.”

Non-GAAP Measure
The financial results in the following table is presented on an accrual basis. EBITDA is a key non-GAAP financial measure used by the CEO to assess the operating performance of Cleco’s segment however, it is not indicative of future performance. Management evaluates the performance of Cleco’s segment and allocates resources to it based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. EBITDA is defined as net income adjusted for interest, income taxes, depreciation, and amortization.
The financial information for historical periods provided in this Annual Report on Form 10-K has been recast to reflect the presentation of the Cleco Cajun Sale Group as discontinued operations. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management makes financial decisions and allocates resources. Cleco has recast data from prior periods to reflect this change to conform to the current year presentation. For more information, see item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the years ended December 31, 2023, 2022, and 2021:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Net income	$137,149	$170,057	$134,088
Add: Depreciation and amortization	191,745	178,231	173,498
Less: Interest income	5,011	5,082	3,294
Add: Interest charges	98,879	88,218	73,090
Add: Federal and state income tax expense (benefit)	(4,434)	2,503	(9,353)
EBITDA	$418,328	$433,927	$368,029

Selected Financial Data
The information set forth in the following table should be read in conjunction with Cleco’s Consolidated Financial Statements and the related Notes in Item 8, “Financial Statements and Supplementary Data.”

CLECO
CLECO POWER	2023 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PER SHARE AND PERCENTAGES)	2023	2022	2021
Operating revenue, net (excluding intercompany revenue)
Cleco Power (1)	$1,248,241	$1,614,151	$1,235,996
Other	(9,450)	(9,671)	(9,672)
Total	$1,238,791	$1,604,480	$1,226,324
(Loss) income from continuing operations before income taxes	$(94,942)	$253,183	$161,346
Income (loss) from discontinued operations, net of income taxes	$14,642	$(44,337)	$34,953
Net income	$(15,227)	$188,811	$194,966
Capitalization
Member’s equity	47.77%	48.42%	46.56%
Long-term debt and finance leases (2)	52.23%	51.58%	53.44%
Member’s equity	$2,873,173	$2,947,067	$2,954,156
Long-term debt and finance leases (2)	$3,141,924	$3,139,094	$3,390,033
Total assets	$8,100,393	$8,253,749	$8,125,018
(1) Includes revenue for transmission services provided to Cleco Cajun that are no longer eliminated on Cleco’s Consolidated Statements of Income as a result of discontinued operations presentation. For more information on discontinued operations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”
(2) Excludes long-term debt and finance leases due within one year.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
For a narrative analysis of the results of operations explaining the revenue and expense items of Cleco Power for the years ended December 31, 2023, and 2022, see “— Results of Operations — Comparison of the Years Ended December 31, 2023, and 2022 — Cleco Power.”
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
Cleco believes that the following accounting estimates are the most significant in understanding reported financial results:

•Regulatory Accounting: A significant portion of Cleco’s businesses are subject to regulation. This results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. Cleco Power is allowed to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of Cleco’s businesses. Cleco’s management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current rate environment. For more information on regulatory assets and liabilities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Regulation,” “Note 6 — Regulatory Assets and Liabilities,” and “Note 14 — Regulation and Rates.”

•Goodwill: On April 13, 2016, in connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion, all of which was assigned to the Cleco Power reporting unit. Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires management to make significant assumptions and estimates, including the identification of reporting units, assignments of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of the reporting units, in which independent valuation experts are often used. Changes in management’s assumptions and estimates could materially affect the determination of fair value and goodwill impairment. For more information on goodwill recorded in connection with the 2016 Merger, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Intangible Assets and Goodwill — Goodwill.”

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

CLECO
CLECO POWER	2023 FORM 10-K
the pension plan obligation. One component of pension expense is the expected return on plan assets. It is an assumed percentage return on the market-related value of plan assets. The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. The 2023 return on plan assets was 9.23% compared to an expected long-term return of 6.60%. For 2022, the plan assets had a return of (19.94)% compared to an expected long-term return of 5.25%. For the calculation of the 2024 periodic expense, Cleco decreased the discount rate to 5.13% and increased the expected long-term return on plan assets to 6.68%.
Management uses a theoretical bond portfolio in order to calculate the discount rate for the measurement of liabilities. As a result of the annual review of assumptions, the pension plan discount rate decreased from 5.44% to 5.13% for the December 31, 2023, measurement of liabilities.
A change in the assumed discount rate creates a deferred actuarial gain or loss. Generally, when the assumed discount rate decreases compared to the prior measurement date, a deferred actuarial loss is created. When the assumed discount rate increases compared to the prior measurement date, a deferred actuarial gain is created. Actuarial gains and losses also are created when actual results, such as compensation increases, differ from assumptions. On December 31, 2023, Cleco recognized a $17.1 million net actuarial loss primarily due to updated demographic assumptions resulting from the completion of an experience study in 2023, a decrease in the discount rate and higher than expected return on assets. Historically, Cleco Power has been allowed to recover pension plan expenses; therefore, deferred actuarial gains and losses are recorded as a regulatory asset or liability. The net of the deferred gains and losses is amortized to pension expense over the average service life of the remaining plan participants (approximately five years as of December 31, 2023, for Cleco’s plan) when it exceeds certain thresholds. This approach of amortizing gains and losses has the effect of reducing the volatility of pension expense. Over time, it is not expected to reduce or increase the pension expense relative to an approach that immediately recognizes losses and gains.
The following table shows the impact of a 0.5% change in Cleco’s pension plan discount rate, salary scale, and rate of return on plan assets:

ACTUARIAL ASSUMPTION (THOUSANDS)	CHANGE IN ASSUMPTION	CHANGE IN PROJECTED BENEFIT OBLIGATION	CHANGE IN ESTIMATED BENEFIT COST
Discount rate	0.5% increase	$(28,459)	$561
	0.5% decrease	$31,391	$(660)
Salary scale	0.5% increase	$3,261	$314
	0.5% decrease	$(3,058)	$(293)
Expected return on assets	0.5% increase	$—	$(2,278)
	0.5% decrease	$—	$2,278

Cleco was not required to make contributions to the pension plan in 2023, 2022, or 2021. Based on funding assumptions at December 31, 2023, management estimates that $94.2 million of pension contributions will be required through 2028. Cleco expects to make $25.7 million of required contributions to the pension plan in 2024. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Future required contributions are driven by liability funding target percentages set by law which could cause the required contributions to change from year-to-year. The ultimate amount and timing of the contributions will be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions.
For more information on pension and other postretirement benefits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Pension Plan and Employee Benefits.”

•Income Taxes: For more information on income taxes, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Income Taxes” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Income Taxes.”

•Loss Contingencies: Cleco is currently involved in certain legal and regulatory proceedings and management has estimated the probable costs for the resolution of these matters. These estimates are based on an analysis of potential results, assuming a combination of litigation and settlement assumptions. For more information on legal and regulatory proceedings affecting Cleco, see Part I, Item 1, “Business — Environmental Matters — Air Quality,” Item 1A, “Risk Factors — Operational Risks — Litigation,” and Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

•Discontinued Operations: Cleco calculated an estimated impairment on the disposition of its Cleco Cajun Sale Group as of December 31, 2023. Cleco determined that the estimated fair value less the estimated cost to sell the Cleco Cajun Sale Group was less than the carrying value of the Cleco Cajun Sale Group at December 31, 2023. The fair value estimates involved a number of judgements and assumptions including the future performance of the Cleco Cajun Sale Group through the expected divestiture date, the expected net working capital adjustment to the sale proceeds from the Cleco Cajun Divestiture Purchase and Sale Agreement, and the weighted average cost of capital or discount rate. The estimated fair value was determined using the income approach. If a significant change occurs in the fair value less cost to sell the Cleco Cajun Sale Group, the actual impairment on the disposition of the Cleco Cajun Sale Group could be materially different than the current estimated loss recorded at December 31, 2023. For more on discontinued operations, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”

CLECO
CLECO POWER	2023 FORM 10-K
Cleco Power
Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral and the recoverability and refund of certain assets. Future rate changes could have a material impact on the results of operations, financial condition, or cash flows of Cleco Power. Areas that could be materially impacted by future actions of regulators are described below:

•The LPSC allows Cleco Power to recover prudent costs incurred in developing long-lived assets. If the LPSC were to rule that the cost of current or future long-lived assets was imprudent and not recoverable, Cleco Power could be required to write down the asset and incur a corresponding impairment loss.
On September 21, 2022, the LPSC approved a settlement regarding the St. Mary Clean Energy Center disallowing recovery of $15.0 million, which resulted in a net $13.8 million impairment charge and a reduction of the associated property, plant, and equipment net book value.

•The LPSC determines the amount and type of fuel and purchased power expenses that Cleco Power can charge customers through the FAC. Changes in the determination of allowable costs already incurred by Cleco Power could cause material changes in fuel revenue. Recovery of FAC costs is subject to periodic fuel audits by the LPSC, which are performed at least every other year. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, by the LPSC related to these filings. For more information on current LPSC fuel audits, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees —Litigation — LPSC Audits and Reviews — Fuel Audits.” For information on fuel revenue, see “— Results of Operations — Comparison of the Years Ended December 31, 2023, and 2022 — Cleco Power — Significant Factors Affecting Cleco Power — Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Power Purchased.”

FINANCIAL CONDITION

Liquidity and Capital Resources

General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at December 31, 2023:

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

On December 5, 2023, following the announcement of the proposed sale of the Cleco Cajun Sale Group, S&P placed all their ratings for Cleco Holdings and Cleco Power on CreditWatch with positive implications of the expected improvement in business risk from having a fully regulated utility business following the completion of the transaction.
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
Cleco Power and Cleco Cajun participate in the MISO market. MISO requires Cleco Power and Cleco Cajun to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. For more information about MISO, see “— Regulatory and Other Matters — Transmission Rates.” For more information about credit support, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees and “Note 9 — Derivative Instruments.”

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

CLECO
CLECO POWER	2023 FORM 10-K
to fail to meet their obligations to the Registrants or to delay payment of such obligations. The higher interest rate environment the Registrants have been exposed to has negatively affected interest expense on variable rate debt and positively affected interest income for the Registrants’ short-term investments.
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

TCJA
The provisions of the TCJA reduced the top federal statutory corporate income tax rate from 35% to 21%. On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan, which included the settlement of the TCJA protected and unprotected excess ADIT. As a result of this settlement, all retail customers will continue receiving bill credits resulting from the TCJA. For more information on the regulatory impact of the TCJA, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Regulation and Rates — TCJA.”

Fair Value Measurements
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. For more information about fair value instruments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting Instruments.”

Cash Generation and Cash Requirements

Restricted Cash and Cash Equivalents
For information on Cleco’s and Cleco Power’s restricted cash and cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Restricted Cash and Cash Equivalents.”

Working Capital and Debt

Cleco
At December 31, 2023, and 2022, Cleco had $110.0 million and $109.0 million, respectively, of short-term debt for outstanding borrowings under its aggregate $475.0 million revolving credit facilities. For more information on Cleco’s credit facilities, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Credit Facilities.”
At December 31, 2023, Cleco’s long-term debt and finance leases outstanding, excluding fair value adjustments resulting from the 2016 merger, was $3.30 billion, of which $256.8 million was due within one year. The long-term debt due within one year at December 31, 2023, primarily represents Cleco Power’s $125.0 million bank term loan due in May 2024, $66.7 million of principal payments made on Cleco Holdings’ bank term loan due in May 2024, which also represents the amount required to be paid by the Cleco Cajun Acquisition commitments to the LPSC, $50.0 million of Cleco Power’s senior notes due in December 2024, and $14.5 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2024. For more information on Cleco’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt.”
On May 1, 2023, Cleco Holdings amended certain terms of the supplemental indenture governing its $165.0 million senior notes due in 2023. As a result, the interest rate of the senior notes changed to a floating interest rate equal to SOFR plus 1.725% and the maturity date was extended from May 1, 2023, to May 1, 2025.
Proceeds from the divestiture of the Cleco Cajun Sale Group, which is subject to customary regulatory approvals, must be used to satisfy the LPSC commitment related to the debt that funded the Cleco Cajun Acquisition. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 —Discontinued Operations.”
Cash and cash equivalents available at December 31, 2023, were $122.6 million combined with $365.0 million available revolving credit facility capacity ($65.0 million from Cleco Holdings and $300.0 million from Cleco Power) for total liquidity of $487.6 million.
At December 31, 2023, and 2022, Cleco had a working capital deficit of $17.5 million and $88.8 million, respectively. The $71.3 million decrease in the working capital deficit is primarily due to:

•an $84.1 million decrease in long-term debt due within one year primarily due to the reclassification of Cleco Holdings’ $165.0 million senior notes due in May 2025 and the refinancing of Cleco Power’s $100.0 million senior notes due in December 2026. These decreases were partially offset by Cleco Power’s $125.0 million bank term loan due in May 2024, Cleco Power’s $50.0 million senior notes due in December 2024, and $4.9 million of additional Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2024,
•a $68.0 million increase in cash and cash equivalents,
•a $53.6 million increase in net assets and liabilities held for sale primarily due to the reclassification of all assets and liabilities related to the Cleco Cajun Sale Group,
•a $24.7 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $21.0 million decrease in regulatory liabilities primarily due to the reclassification of the short-term portion of the TCJA regulatory liability,
•a $15.8 million decrease in accounts payable, excluding FTRs, primarily due to lower accruals related to enterprise resource planning (ERP) system upgrades, various substation projects, natural gas, and solid fuels, and
•an $11.3 million increase in fuel inventory primarily due to higher coal volume with higher transportation costs driven by lower usage from a decrease in market gas prices, partially offset by lower petroleum coke volume at a lower price per ton.

CLECO
CLECO POWER	2023 FORM 10-K
These decreases in the working capital deficit were partially offset by:

•a $57.8 million increase in the provision for rate refund primarily due to the accrual of an estimated contingent loss related to the probability of a partial disallowance of the recovery of the incurred fuel costs associated with the Dolet Hills prudency review,
•a $46.2 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to lower fuel costs,
•a $41.7 million decrease in energy risk management assets, excluding FTRs, primarily due to market value changes of gas-related derivative contracts,
•a $25.8 million increase in the current portion of postretirement benefit obligations primarily due to the accrual of pension contributions expected to be made in 2024,
•a $23.7 million decrease in customer accounts receivable primarily due to decreased customer revenues driven by lower costs of fuel and timing of collections from customers, and
•a $12.9 million decrease in regulatory assets primarily due to withdrawing the remaining balance of the Hurricane Ida regulatory asset from the related storm reserve following settlement of the prudency review and due to the reclassification of the short-term portion of the TCJA regulatory liability.

At December 31, 2023, Cleco’s Consolidated Balance Sheets reflected $5.23 billion of total liabilities compared to $5.31 billion at December 31, 2022. The $79.5 million decrease in total liabilities during 2023 was primarily due to:
•an $81.2 million decrease in total long-term debt primarily due to the $65.6 million principal payment on Cleco Holdings’ debt, as required by the Cleco Cajun Acquisition commitments to the LPSC, and $9.6 million of Cleco Securitization I storm recovery bond principal payments,
•a $48.1 million decrease in liabilities held for sale primarily due to the reclassifications of liabilities related to the Cleco Cajun Sale Group,
•a $21.0 million decrease in regulatory liabilities, as previously discussed,
•a $18.9 million decrease in accumulated deferred income tax primarily due to an associated decrease in deferred fuel and market value changes of gas-related derivative contracts, and
•a $15.8 million decrease in accounts payable, as previously discussed.

These decreases in total liabilities were partially offset by:

•a $57.7 million increase in the provision for rate refund, as previously discussed,
•a $25.8 million increase in the current portion of postretirement benefit obligations, as previously discussed,
•a $17.0 million increase in customer advances for construction of substation expansions, and
•a $12.6 million increase in energy risk management liabilities, excluding FTRs, primarily due to market value changes on gas-related derivative contracts.

Cleco Holdings
At December 31, 2023, and 2022. Cleco Holdings had $110.0 million and $64.0 million, respectively, of short-term debt outstanding, which represented borrowings under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ credit facility, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Credit Facilities.”
At December 31, 2023, Cleco Holding’s long-term debt outstanding was $1.41 billion, $66.5 million of which was due within one year. The long-term debt due within one year at December 31, 2023, primarily represents $66.7 million of principal payments on Cleco Holdings’ bank term loan due in May 2024, which also represents the amount required to be paid by the Cleco Cajun Acquisition commitments to the LPSC. For Cleco Holdings, long-term debt decreased $64.2 million primarily due to the $65.6 million principal payment on Cleco Holdings’ debt as required by the Cleco Cajun Acquisition commitments to the LPSC, paid in 2023.
Cleco Holdings has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Power’s similar line of credit, to support its working capital needs. At December 31, 2023, and 2022, there were no amounts outstanding under the uncommitted line of credit.
Cash and cash equivalents available at Cleco Holdings at December 31, 2023, were $5.2 million, combined with $65.0 million available revolving credit facility capacity for a total liquidity of $70.2 million.

Cleco Power
At December 31, 2023, Cleco Power had no short-term debt. At December 31, 2022, Cleco Power had $45.0 million of short-term debt for outstanding borrowings under its $300.0 million revolving credit facility. For more information on Cleco Power’s credit facility, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt — Credit Facilities.”
Cleco Power has an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate with Cleco Holdings’ similar line of credit, to support their working capital needs. At December 31, 2023, and 2022, there were no amounts outstanding under the uncommitted line of credit.
At December 31, 2023, Cleco Power’s long-term debt and finance leases outstanding was $1.89 billion, of which $190.3 million was due within one year. The long-term debt due within one year at December 31, 2023, primarily represents a $125.0 million bank term loan due in May 2024, $50.0 million of Cleco Power’s senior notes due in December 2024, and $14.5 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2024. For more information on Cleco Power’s debt, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt.”
On December 14, 2023, Cleco Power entered into a note
purchase agreement for the issuance and sale in a private placement of $100.0 million aggregate principal amount of senior notes at a fixed interest rate of 5.96% and a maturity date of December 14, 2026. The proceeds of the issuance were used to pay Cleco Power’s $100.0 million aggregate principal amount of senior notes due December 2023.
Cash and cash equivalents available at December 31, 2023, were $49.2 million combined with $300.0 million

CLECO
CLECO POWER	2023 FORM 10-K
available revolving credit facility capacity for total liquidity of $349.2 million.
At December 31, 2023, and 2022, Cleco Power had a working capital deficit of $66.2 million and a working capital surplus of $35.9 million, respectively. The $102.1 million decrease in the working capital surplus is primarily due to:

•an $80.0 million increase in long-term debt due within one year primarily due to the reclassification of a $125.0 million bank term loan due in May 2024, $50.0 million of senior notes due in December 2024, and $4.9 million of additional Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2024. These increases were offset by the refinancing of $100.0 million senior notes with a maturity date of December 2026,
•a $57.7 million increase in the provision for rate refund primarily due to the accrual of an estimated contingent loss related to the probability of a partial disallowance of the recovery of the incurred fuel costs associated with the Dolet Hills prudency review,
•a $46.2 million decrease in accumulated deferred fuel, excluding FTRs, primarily due to lower fuel costs,
•a $25.8 million increase in the current portion of postretirement benefit obligations primarily due to the accrual of pension contributions expected to be made in 2024,
•a $23.7 million decrease in customer accounts receivable primarily due to decreased customer revenues driven by lower costs of fuel and timing of collections from customers, and
•a $14.3 million increase in risk management liability, excluding FTRs, primarily due to market value changes on gas-related derivative contracts.

These decreases in the working capital surplus were partially offset by:

•a $45.0 million decrease in short-term debt due to payments on the revolving credit facility,
•a $34.5 million increase in cash and cash equivalents,
•a $24.7 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $23.8 million decrease in accounts payable, excluding FTRs, primarily due to lower accruals related to ERP system upgrades, various substation projects, natural gas, and solid fuels, and
•a $21.0 decrease in regulatory liabilities primarily due to the reclassification of the short-term portion of the TCJA regulatory liability.

At December 31, 2023, Cleco Power’s Consolidated Balance Sheets reflected $3.37 billion of total liabilities compared to $3.32 billion at December 31, 2022. The $45.0 million increase in total liabilities during 2023 was primarily due to:

•a $57.7 million increase in the provision for rate refund, as previously discussed,
•a $36.4 million increase in accumulated deferred income tax primarily due to the utilization of the loss carryforward,
•a $25.8 million increase in the current portion of postretirement benefit obligations, as previously discussed,
•a $17.0 million increase in customer advances for construction primarily due to multiple substation expansions, and
•a $14.3 million increase in risk management liability, excluding FTRs, as previously discussed.

These increases in total liabilities were partially offset by:

•a $45.0 million decrease in short-term debt, as previously discussed,
•a $23.8 million decrease in accounts payable, as previously discussed, and
•a $21.0 million decrease in regulatory liabilities, as previously discussed.

Concentrations of Credit Risk
At December 31, 2023, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents. In order to mitigate potential credit risk, Cleco and Cleco Power have established guidelines for short-term investments. For more information on the concentration of credit risk through short-term investments classified as cash equivalents, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Fair Value Accounting Instruments.”

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At December 31, 2023, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At December 31, 2023, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance.”

CLECO
CLECO POWER	2023 FORM 10-K
Cash Flows Comparison for the Years Ended December 31, 2023, and 2022
Cleco’s and Cleco Power’s net cash activities for operating, investing, and financing cash flows are as follows for December 31, 2023, and 2022:

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	VARIANCE	2023	2022	VARIANCE
Net cash provided by operating activities	$421,192	$344,912	$76,280	$399,943	$274,265	$125,678
Net cash used in investing activities	$(227,816)	$(193,257)	$(34,559)	$(218,657)	$(220,693)	$2,036
Net cash (used in) provided by financing activities	$(128,881)	$(111,065)	$(17,816)	$(150,352)	$6,731	$(157,083)

Cleco – Net Operating Cash Flow
Cash generated from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash adjustments include items such as depreciation and amortization, gain or loss on risk management assets and liabilities, regulatory disallowance, deferred income taxes, and allowance for equity funds used during construction.
Net cash provided by operating activities during 2023 increased $76.3 million from 2022 primarily due to:

•$53.8 million of higher collections from Cleco Power and Cleco Cajun’s customers and
•$45.3 million of higher recoveries of fuel and purchased power costs primarily due to the timing of collections at a higher fuel rate, and
•$21.0 million of higher collections from joint owners primarily due to the timing of receipts for their portions of generating station expenses.

These increases were partially offset by $37.1 million of higher purchased power costs from MISO at Cleco Power and Cleco Cajun.

Cleco – Net Investing Cash Flow
Net cash used in investing activities increased $34.6 million primarily due to lower life insurance proceeds of $41.3 million.

This increase was partially offset by lower additions to property, plant, and equipment, excluding AFUDC, of $6.5 million.

Cleco – Net Financing Cash Flow
Net cash used in financing activities increased $17.8 million during 2023 primarily due to:

•the absence of proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s storm recovery bonds and
•$101.0 million of lower draws on credit facilities.

These increases were partially offset by:

•$242.5 million of lower repayments on long-term debt,
•$166.1 million of lower distributions to Cleco Group, and
•$100.0 million of proceeds from the refinancing of Cleco Power’s senior notes due in 2023.

Cleco Power – Net Operating Cash Flow
Cash generated from operating activities consists of net income, adjusted for non-cash expenses, non-cash income, and changes in operating assets and liabilities. Non-cash adjustments include items such as depreciation and amortization, regulatory disallowance, deferred income taxes, and allowance for equity funds used during construction.
Net cash provided by operating activities during 2023 increased $125.7 million from 2022 primarily due to:

•$50.6 million of higher collections from customers,
•$45.8 million of higher receipts for affiliate settlements,
•$45.3 million of higher recoveries of fuel and purchased power costs primarily due to the timing of collections at a higher fuel rate, and
•$16.7 million of higher collections from joint owners primarily due to the timing of receipts for their portions of generating station expenses.

These increases were partially offset by:

•$18.9 million of higher fuel inventory costs due to purchases at a higher price per unit for petroleum coke and natural gas and
•$9.8 million of higher purchased power costs from MISO.

Cleco Power – Net Investing Cash Flow
Net cash used in investing activities during 2023 decreased $2.0 million from 2022 primarily due to lower additions to property, plant, and equipment, excluding $8.0 million of AFUDC, and

These decreases were partially offset by lower life insurance proceeds received of $6.5 million.

Cleco Power – Net Financing Cash Flow
Net cash used in financing activities during 2023 increased $157.1 million from 2022 primarily due to:

•the absence of proceeds of $424.9 million, net of discount, from the issuance of Cleco Securitization I’s senior secured storm recovery bonds and
•$137.0 million of lower draws on revolving credit facilities.

These increases were partially offset by:

•$240.4 million of lower repayments on long-term debt,
•$100.0 million of proceeds from the refinancing of senior notes due in 2023,
•$47.0 million of lower payments on the credit facility,
•$10.7 million of lower distributions to Cleco Holdings, and
•$6.9 million of lower payments for debt financing costs.

CLECO
CLECO POWER	2023 FORM 10-K
Cash Flows Comparison for the Years Ended December 31, 2022, and 2021
Cleco’s and Cleco Power’s net cash activities for operating, investing, and financing cash flows are as follows for December 31, 2022, and 2021:

	CLECO			CLECO POWER
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2022	2021	VARIANCE	2022	2021	VARIANCE
Net cash provided by operating activities	$344,912	$182,640	$162,272	$274,265	$102,518	$171,747
Net cash used in investing activities	$(193,257)	$(300,833)	$107,576	$(220,693)	$(290,745)	$70,052
Net cash (used in) provided by financing activities	$(111,065)	$178,910	$(289,975)	$6,731	$246,177	$(239,446)

Cleco – Net Operating Cash Flow
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

Cleco – Net Investing Cash Flow
Net cash used in investing activities decreased $107.6 million primarily due to:

•lower additions to property, plant, and equipment, excluding AFUDC, of $74.4 million and
•higher life insurance proceeds of $40.9 million.

These increases were partially offset by a lower return of equity investment in investee of $7.0 million.

Cleco – Net Financing Cash Flow
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

Cleco Power – Net Operating Cash Flow
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

Cleco Power – Net Investing Cash Flow
Net cash used in investing activities during 2022 decreased $70.1 million from 2021 primarily due to:

•lower additions to property, plant, and equipment, excluding AFUDC, of $72.0 million and
•higher life insurance proceeds of $5.7 million.

These increases were partially offset by a lower return of equity investment in investee of $7.0 million.

Cleco Power — Net Financing Cash Flow
Net cash provided by financing activities during 2022 decreased $239.4 million from 2021 primarily due to:

•the absence of issuance of $325.0 million floating rate senior notes in 2021, and the subsequent redemption of those $325.0 million senior notes in June 2022,
•distributions to Cleco Holdings of $105.5 million,
•the repayment of $25.0 million senior notes in December 2022, and
•lower draws on revolving credit facilities of $23.0 million.

CLECO
CLECO POWER	2023 FORM 10-K
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
On November 22, 2023, the Cleco Cajun Divestiture Purchase and Sale Agreement was entered into between the Cleco Cajun Sellers and the Cleco Cajun Purchasers whereby the Cleco Cajun Sellers have agreed to sell the Cleco Cajun Sale Group to the Cleco Cajun Purchasers. The parties expect the transaction to close in the second quarter of 2024. As a result, Cleco updated its estimated capital expenditures related to the Cleco Cajun Sale Group. For more information, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Discontinued Operations.”
During the years ended December 31, 2023, 2022, and 2021, Cleco Power had capital expenditures, excluding AFUDC, of $221.0 million, $228.9 million, and $301.0 million, respectively. Cleco Power funded its capital expenditures for 2023, 2022, and 2021 from internally generated funds and funds obtained through debt issuances.
During the years ended December 31, 2023, 2022, and 2021, Cleco’s other subsidiaries had capital expenditures of $0.5 million, $1.0 million, and $1.1 million, respectively, excluding expenditures related to the Cleco Cajun Sale Group.
During 2024 and for the five-year period ending 2028, Cleco and Cleco Power expect to materially fund their capital expenditure requirements with internally generated funds. However, Cleco Power may choose to issue debt in order to supplement its funding sources and achieve its stipulated regulatory capital structure. All computations of internally funded capital expenditures exclude AFUDC and capitalized interest.
Cleco’s and Cleco Power’s estimated capital expenditures and debt maturities for 2024 and for the five-year period ending December 31, 2028, are presented in the following table. Cleco’s estimates do not include amounts related to the Cleco Cajun Sale Group. All amounts exclude AFUDC and capitalized interest.

Cleco
PROJECT (THOUSANDS)	2024		%	2024-2028	%
Environmental	$1,000		—%	$61,000	4%
New business	25,000		9%	131,000	8%
Renewables and electrification	52,000		19%	268,000	16%
Transmission reliability	—		—%	5,000	—%
General (1)	189,000		72%	1,216,000	72%
Total capital expenditures (2)	$267,000		100%	$1,681,000	100%
Debt payments	256,000	(3)		1,575,000
Total capital expenditures and debt payments	$523,000			$3,256,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades at Cleco Power.
(2) Does not include costs related to Project Diamond Vault.
(3) Consists of the principal amount committed to be repaid as a result of the Cleco Cajun Acquisition as well as other long-term debt obligations with maturity dates in 2024. For more information on the future debt payments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt.”

Cleco Power
PROJECT (THOUSANDS)	2024		%	2024-2028	%
Environmental	$1,000		—%	$61,000	4%
New business	25,000		9%	131,000	8%
Renewables and electrification	52,000		20%	268,000	16%
Transmission reliability	—		—%	5,000	—%
General (1)	188,000		71%	1,210,000	72%
Total capital expenditures (2)	$266,000		100%	$1,675,000	100%
Debt payments	189,000	(3)		809,000
Total capital expenditures and debt payments	$455,000			$2,484,000
(1) Primarily consists of rehabilitation projects of older transmission, distribution, and generation assets and hardware and software upgrades.
(2) Does not include costs related to Project Diamond Vault.
(3) For more information on the future debt payments, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Debt.”

Capital expenditures for Cleco’s other subsidiaries in 2024 are estimated to total $1.0 million. For the five-year period ending December 31, 2028, capital expenditures for Cleco’s other subsidiaries are estimated to total $6.0 million. Cleco expects cash and cash equivalents on hand, in addition to cash generated from operations, borrowings from credit facilities, and the net proceeds of any issuances of debt securities, to be adequate to fund normal ongoing capital expenditures, working capital, and debt service requirements for the foreseeable future.

Other Cash Requirements
Cleco Power’s regulated operations and Cleco Cajun’s unregulated operations, until the completion of the Cleco Cajun Divestiture, are Cleco’s primary sources of internally generated funds. These funds, along with issuances of additional debt received in future years, will be used for general company purposes, capital expenditures, debt service, human capital expenditures, contractual obligations, and off-balance sheet arrangements, if required.
Cleco also anticipates funding future cash requirements for renewable, electrification, and decarbonization projects, including Project Diamond Vault, through one or more sources including tax credits provided by the IRA of 2022, U.S. Department of Energy grants or loans, debt financing, private equity investment, and partnership interests. For more information on renewable and electrification initiatives, see “—

CLECO
CLECO POWER	2023 FORM 10-K
Overview — Renewable and Electrification Initiatives.” For more information on decarbonization initiatives, see “— Overview — Decarbonization Initiatives — Project Diamond Vault.”

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the consolidated financial statements. These obligations do not include amounts for ongoing needs for which no contractual obligation existed as of December 31, 2023.
For contractual obligations related to leases, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Leases.” For information on amounts expected to be contributed to the employee pension plan and the projected benefit payments for Other Benefits and SERP, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Pension Plan and Employee Benefits.”

		PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS (THOUSANDS)	TOTAL	UP TO 12 MONTHS	BEYOND 12 MONTHS
Cleco (1)
Long-term debt (2)	$4,990,997	$406,002	$4,584,995
Purchase obligations	$414,248	$304,869	$109,379
Other long-term liabilities (3)	$17,777	$2,630	$15,147
Cleco Power
Long-term debt (2)	$3,054,128	$278,288	$2,775,840
Purchase obligations	$278,614	$176,484	$102,130
Other long-term liabilities (3)	$3,413	$1,774	$1,639
(1) At December 31, 2023, Cleco Cajun’s contractual obligations consisted of purchase obligations, which are included in Cleco’s amounts above.
(2) For Cleco, the amount above excludes the fair value adjustments related to the 2016 Merger. Cleco’s and Cleco Power’s anticipated interest payments related to long-term debt also are included in this category and do not reflect anticipated future refinancing, early redemption, or debt issuance.
(3) Other long-term liabilities primarily consist of obligations for deferred compensation and various operating and maintenance agreements.
For purposes of this table, it is assumed that all terms and rates related to the above obligations will remain the same and all franchises will be renewed according to the rates used in the table.
Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments in the form of guarantees and standby letters of credit in order to facilitate its activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and guarantees, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Off-Balance Sheet Commitments and Guarantees.”

Regulatory and Other Matters
Environmental Matters
For information on environmental matters, see Part I, Item 1, “Business — Environmental Matters.”

Retail and Wholesale Rates
For 2023 and 2022, retail rates, which includes the retail portion of FAC and EAC revenue, regulated by the LPSC accounted for approximately 86% and 84%, respectively, of Cleco Power’s total base, FAC, and EAC revenue.
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
For information on Cleco Power’s and Cleco Cajun’s transmission rates, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Revenue Recognition — Transmission Revenue.”

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

ERO
NERC, subject to oversight by FERC, is the ERO responsible for developing and enforcing mandatory reliability standards

CLECO
CLECO POWER	2023 FORM 10-K
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
A NERC Operations and Planning Reliability Standards audit is conducted every three years for Cleco Power and Cleco Cajun. The next NERC Operations and Planning Reliability Standards audit for Cleco Power and Cleco Cajun is scheduled to begin in 2025.
A NERC CIP audit is also conducted every three years for Cleco Power and Cleco Cajun. NERC CIP audits for Cleco Power were concluded in 2023. Final reports to SERC were issued in the second quarter of 2023, and are pending to be affirmed by NERC. The audits did not result in any financial penalties, and the next audit is scheduled to begin in 2025.
Management is unable to predict the final financial outcome of any future audits, or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance”.

Retail Electric Markets
Currently, the LPSC does not provide exclusive service territories for electric utilities under its jurisdiction. Instead, retail service is obtained through a long-term nonexclusive franchise. The LPSC uses a “300-foot rule” for determining the supplier for new customers. The “300-foot rule” requires a customer to take service from the electric utility that is within 300 feet of the respective customer. If the customer is beyond 300 feet from any existing utility service, they may choose their electric supplier. The application of the rule has led to competition with neighboring utilities for retail customers at the borders of Cleco Power’s service areas. Cleco Power also competes in its service area with suppliers of alternative forms of energy, some of which may be less costly than electricity for certain applications. Cleco Power could experience some competition for electric sales to industrial customers in the form of cogeneration.

Integrated Resource Plan (IRP)
The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The final IRP was filed with the LPSC on May 31, 2023. Disputes and alternative recommendations were filed on November 30, 2023. On January 23, 2024, the LPSC Staff report and recommendations were filed, recommending that the LPSC acknowledge Cleco’s final IRP report. On February 21, 2024, the LPSC voted to approve the LPSC Staff’s recommendation. The LPSC’s acknowledgement completes this IRP cycle.
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis, while reducing Cleco Power’s carbon footprint. The IRP is used as a guide in future decision-making and does not represent firm operational commitments.

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired on December 31, 2020. A request to renew the conditions of the expired SQP was included in Cleco Power’s application for its current rate case, which was filed with the LPSC on June 30, 2023. On March 31, 2023, Cleco Power filed its annual SQP monitoring report for 2022 based on the expired reporting requirements.

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

CLECO
CLECO POWER	2023 FORM 10-K
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
At December 31, 2023, Cleco Holdings had $110.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 7.079%. At December 31, 2023, the borrowing costs for amounts drawn under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Holdings’ short-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $1.1 million on an annualized basis.
At December 31, 2023, Cleco Holdings had a $66.7 million long-term variable rate bank term loan outstanding at an interest rate of SOFR plus 1.725%, for an all-in interest rate of 7.081%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate loan would result in a decrease in Cleco Holdings’ pretax earnings of $0.6 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the year ended December 31, 2023, was 6.732%.
On May 1, 2023, Cleco Holdings amended certain terms of the supplemental indenture governing its $165.0 million senior notes changing the terms to a floating interest rate. At December 31, 2023, the senior notes had an interest rate of SOFR plus 1.725%, for an all-in interest rate of 7.045%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate notes would result in a decrease in Cleco Holdings’ pretax earnings of $1.7 million on an annualized basis. The weighted average rate for the outstanding senior notes at Cleco Holdings for the period May 1, 2023, through December 31, 2023, was 6.970%.
At December 31, 2023, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. The borrowing costs under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility.
At December 31, 2023, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.35%, for an all-in interest rate of 6.706%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the year ended December 31, 2023, was 6.362%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $4.7 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco Power’s financial performance can be adversely impacted by the uncertainty in future fuel and power prices, which may impact the costs to be recovered through Cleco Power’s FAC; therefore, Cleco Power has implemented a natural gas hedging program to mitigate this uncertainty. The program includes transacting in financially settled swaps and physical fixed price supply agreements. Cleco Power executes this program within a risk management framework inclusive of risk management policies, procedures, and guidelines, set forth by its Board of Managers and management. Cleco Power and Cleco Cajun, each separately and individually, may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO LMP nodes when serving customer load. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes. Cleco Cajun’s FTRs are included in assets held for sale and liabilities held for sale on Cleco’s Consolidated Balance Sheets.
Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
During 2023, Cleco Cajun and Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap transactions. Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR. VaR is calculated using a combination of implied and historical volatilities within a 5-day holding period at a 95% confidence

CLECO
CLECO POWER	2023 FORM 10-K
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
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE YEAR ENDED DEC. 31, 2023
(THOUSANDS)	AT DEC. 31, 2023	HIGH	LOW	AVERAGE
Cleco	$11,531	$27,620	$10,680	$18,901
Cleco Power	$5,714	$10,639	$1,628	$6,542

For more information on the accounting treatment and fair value of FTRs and natural gas derivative contracts, see Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Derivatives and Other Risk Management Activity,” “Note 8 — Fair Value Accounting Instruments,” and “Note 9 — Derivative Instruments.”

CLECO
CLECO POWER	2023 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Corporate Holdings LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Corporate Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in member’s equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment – Cleco Power Reporting Unit
As described in Notes 2 and 18 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.49 billion at December 31, 2023, all of which was assigned to the Cleco Power reporting unit. Management conducts an impairment test as of August 1 of each year, or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Fair value is estimated by management using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Significant assumptions used in these fair value estimates include estimation of future cash flows related to capital expenditures, long-term rate of growth, and discount rate.
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

CLECO
CLECO POWER	2023 FORM 10-K
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

Accounting for the Effects of Regulatory Matters
As described in Notes 2, 6, and 14 to the consolidated financial statements, Cleco Power LLC (“Cleco Power”), a wholly-owned subsidiary of the Company, complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). Cleco Power’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. Cleco Power must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets. Cleco Power capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2023, there were $724.1 million of deferred costs included in regulatory assets and $195.5 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable,
Cleco Power would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power could require discontinuance of the application of the authoritative guidance of regulated operations.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 8, 2024

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Operating revenue
Electric operations	$1,187,915	$1,513,386	$1,192,569
Other operations	111,565	98,768	74,633
Gross operating revenue	1,299,480	1,612,154	1,267,202
Electric customer credits	(60,689)	(7,674)	(40,878)
Operating revenue, net	1,238,791	1,604,480	1,226,324
Operating expenses
Fuel used for electric generation	506,264	430,215	262,135
Purchased power	160,570	286,756	194,818
Other operations and maintenance	248,085	230,175	239,212
Depreciation and amortization	199,935	186,139	185,313
Taxes other than income taxes	64,469	57,965	52,843
Regulatory disallowance	—	13,841	—
Total operating expenses	1,179,323	1,205,091	934,321
Operating income	59,468	399,389	292,003
Interest income	5,393	5,250	3,297
Allowance for equity funds used during construction	5,747	3,740	9,905
Other expense, net	(694)	(11,240)	(15,061)
Interest charges
Interest charges, net	165,529	145,773	131,512
Allowance for borrowed funds used during construction	(673)	(1,817)	(2,714)
Total interest charges	164,856	143,956	128,798
(Loss) income from continuing operations before income taxes	(94,942)	253,183	161,346
Federal and state income tax (benefit) expense	(65,073)	20,035	1,333
(Loss) income from continuing operations, net of income taxes	(29,869)	233,148	160,013
Income (loss) from discontinued operations, net of income taxes	14,642	(44,337)	34,953
Net (loss) income	$(15,227)	$188,811	$194,966
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Net (loss) income	$(15,227)	$188,811	$194,966
Other comprehensive income, net of tax
Postretirement benefits (loss) gain (net of tax benefit of $1,905, tax expense of $8,728, and tax expense of $394, respectively)	(5,171)	23,688	2,167
Total other comprehensive (loss) income, net of tax	(5,171)	23,688	2,167
Comprehensive (loss) income, net of tax	$(20,398)	$212,499	$197,133
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2023	2022
Assets
Current assets
Cash and cash equivalents	$122,576	$54,541
Restricted cash and cash equivalents	15,818	23,549
Customer accounts receivable (less allowance for credit losses of $3,012 in 2023 and $1,147 in 2022)	48,949	72,646
Accounts receivable - affiliate	24,216	14,613
Other accounts receivable	30,518	38,332
Unbilled revenue	42,856	46,040
Fuel inventory, at average cost	68,387	57,078
Materials and supplies, at average cost	141,688	116,943
Energy risk management assets	8,129	49,321
Accumulated deferred fuel	11,627	57,881
Cash surrender value of company-/trust-owned life insurance policies	56,922	52,859
Prepayments	24,269	16,623
Regulatory assets	34,280	47,173
Assets held for sale - discontinued operations	159,514	135,430
Other current assets	918	838
Total current assets	790,667	783,867
Property, plant, and equipment
Property, plant, and equipment	4,838,994	4,604,039
Accumulated depreciation	(924,624)	(752,376)
Net property, plant, and equipment	3,914,370	3,851,663
Construction work in progress	119,572	114,310
Total property, plant, and equipment, net	4,033,942	3,965,973
Goodwill	1,490,797	1,490,797
Operating lease right of use assets	20,070	22,636
Restricted cash and cash equivalents	113,573	109,415
Note receivable	11,990	12,908
Regulatory assets - deferred taxes, net	43,866	8,803
Regulatory assets	615,495	611,917
Intangible asset - securitization	398,658	413,123
Intangible assets - other	10,633	20,086
Assets held for sale - discontinued operations	546,218	727,160
Energy risk management assets	—	58,895
Other deferred charges	24,484	28,169
Total assets	$8,100,393	$8,253,749
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 FORM 10-K

CLECO

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2023	2022
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$110,000	$109,000
Long-term debt and finance leases due within one year	256,811	340,867
Accounts payable	119,801	135,604
Accounts payable - affiliate	10,683	13,092
Customer deposits	56,982	57,851
Provision for rate refund	60,768	3,074
Taxes payable	19,963	17,448
Interest accrued	22,209	25,540
Energy risk management liabilities	15,786	7,274
Regulatory liabilities - deferred taxes, net	21,939	42,890
Deferred compensation	14,277	12,162
Storm reserves	—	9,409
Liabilities held for sale - discontinued operations	39,019	68,501
Postretirement benefit obligations	35,520	9,737
Other current liabilities	24,378	20,248
Total current liabilities	808,136	872,697
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	801,397	820,300
Postretirement benefit obligations	196,321	200,580
Storm reserves	111,509	109,353
Asset retirement obligations	13,723	15,429
Operating lease liabilities	17,276	19,790
Liabilities held for sale - discontinued operations	75,933	94,543
Customer advances for construction	26,815	9,783
Other deferred credits	34,186	25,113
Total long-term liabilities and deferred credits	1,277,160	1,294,891
Long-term debt and finance leases, net	3,141,924	3,139,094
Total liabilities	5,227,220	5,306,682
Commitments and contingencies (Note 16)
Member’s equity	2,873,173	2,947,067
Total liabilities and member’s equity	$8,100,393	$8,253,749
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Operating activities
Net (loss) income	$(15,227)	$188,811	$194,966
Adjustment to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	237,614	289,486	273,392
Provision for credit losses	5,506	3,357	5,471
Regulatory disallowance	—	13,841	—
Electric customer credits	58,700	—	—
Unearned compensation expense	10,102	5,502	6,678
Allowance for equity funds used during construction	(5,747)	(3,740)	(9,905)
Loss (gain) on energy risk management assets and liabilities, net	103,876	(21,805)	(80,314)
Loss on classification as held for sale	173,000	—	—
Deferred lease revenue	(2,301)	(9,205)	(9,205)
Deferred income taxes	(75,103)	(7,911)	13,954
Cash surrender value of company-/trust-owned life insurance	(2,211)	1,266	(9,438)
Changes in assets and liabilities
Accounts receivable	8,112	(61,848)	(25,865)
Accounts receivable - affiliate	(9,445)	(11,309)	(1,379)
Unbilled revenue	3,184	(8,377)	2,464
Fuel inventory and materials and supplies	(52,621)	(43,703)	30,254
Prepayments	(22,438)	(15,846)	(12,097)
Accounts payable	(37,827)	20,711	(2,379)
Accounts payable - affiliate	(2,409)	(38,206)	10,014
Customer deposits	5,311	6,778	11,241
Provision for merger commitments	—	—	(2,620)
Postretirement benefit obligations	(2,793)	(847)	7,106
Regulatory assets and liabilities, net	7,592	21,537	(163,788)
Deferred fuel recoveries	54,028	8,742	(29,405)
Asset retirement obligations	(7,348)	(4,958)	(959)
Other deferred accounts	(1,632)	(7,333)	(13,032)
Taxes accrued	225	11,337	(10,145)
Interest accrued	(3,330)	10,337	(380)
Energy risk management collateral	(6,500)	6,500	—
Other operating	874	(8,205)	(1,989)
Net cash provided by operating activities	421,192	344,912	182,640
Investing activities
Additions to property, plant, and equipment	(230,238)	(236,767)	(311,141)
Proceeds from sale of property, plant, and equipment	956	993	1,654
Return of equity investment in investee	80	—	7,000
Return of investment in company-/trust-owned life insurance	417	41,671	820
Other investing	969	846	834
Net cash used in investing activities	(227,816)	(193,257)	(300,833)
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 FORM 10-K

CLECO

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023		2022		2021
Financing activities
Draws on revolving credit facilities	125,000		226,000		185,000
Payments on revolving credit facilities	(124,000)		(117,000)		(260,000)
Issuances of long-term debt	100,000		424,946		325,000
Repayments of long-term debt	(175,174)		(417,700)		(66,000)
Payment of financing costs	(375)		(6,968)		(4,408)
Distributions to member	(53,496)		(219,588)		—
Other financing	(836)		(755)		(682)
Net cash used in financing activities	(128,881)		(111,065)		178,910
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	64,495		40,590		60,717
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	191,572	(1)	150,982		90,265
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$256,067	(2)	$191,572	(1)	$150,982

Supplementary cash flow information
Interest paid, net of amount capitalized	$170,680		$131,760		$126,061
Income taxes paid, net	$2,162		$—		$72
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$5,052		$10,247		$10,369
Reduction in property, plant, and equipment due to regulatory disallowance	$—		$13,841		$—
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$—		$197,689		$—
(1) Includes cash and cash equivalents of $54,541, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $109,415. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,067.
(2) Includes cash and cash equivalents of $122,576, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,573. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,100.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2020	$2,454,276	$328,543	$(25,796)	$2,757,023
Net income	—	194,966	—	194,966
Other comprehensive income, net of tax	—	—	2,167	2,167
Balances, Dec. 31, 2021	$2,454,276	$523,509	$(23,629)	$2,954,156
Distributions to member	—	(219,588)	—	(219,588)
Net income	—	188,811	—	188,811
Other comprehensive income, net of tax	—	—	23,688	23,688
Balances, Dec. 31, 2022	$2,454,276	$492,732	$59	$2,947,067
Distributions to member	—	(53,496)	—	(53,496)
Net loss	—	(15,227)	—	(15,227)
Other comprehensive loss, net of tax	—	—	(5,171)	(5,171)
Balances, Dec. 31, 2023	$2,454,276	$424,009	$(5,112)	$2,873,173
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Member of
Cleco Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cleco Power LLC and its subsidiaries (the “Company” or “Cleco Power”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in member’s equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Regulatory Matters
As described in Notes 2, 6, and 14 to the consolidated financial statements, the Company complies with the accounting policies and practices prescribed by its regulatory commissions, Federal Energy Regulatory Commission (FERC) and the Louisiana Public Service Commission (LPSC). The Company’s retail rates are regulated by the LPSC and its tariffs for transmission services are regulated by FERC, while rates for wholesale power sales are based on market-based rates and are ultimately reviewed by FERC. The Company must evaluate its various transactions related to regulatory orders and accounting guidance to ensure the appropriate timing of revenue recognition, the evaluation of cost deferral, and the recoverability and refund of certain assets. The Company capitalizes or defers certain costs for recovery from customers and recognizes a liability for amounts expected to be returned to customers based on regulatory approval and management’s ongoing assessment that it is probable these items will be recovered or refunded through the ratemaking process. As of December 31, 2023, there were $606.5 million of deferred costs included in regulatory assets and $195.5 million of regulatory liabilities awaiting cash outflow or potential refund. Under the current regulatory environment, the Company believes these regulatory assets will be fully recoverable; however, if in the future, as a result of regulatory changes or competition, the Company’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, the Company would be required to write-down such assets. Further, potential deregulation of the industry or possible future changes in the method of rate regulation of the Company could require discontinuance of the application of the authoritative guidance of regulated operations.
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

CLECO
CLECO POWER	2023 FORM 10-K
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
March 8, 2024

We have served as the Company’s auditor since 2016.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO POWER

Consolidated Statements of Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Operating revenue
Electric operations	$1,197,369	$1,523,066	$1,202,249
Other operations	111,561	98,759	74,625
Affiliate revenue	8,904	6,377	5,641
Gross operating revenue	1,317,834	1,628,202	1,282,515
Electric customer credits	(60,689)	(7,674)	(40,878)
Operating revenue, net	1,257,145	1,620,528	1,241,637
Operating expenses
Fuel used for electric generation	389,427	610,737	396,279
Purchased power	160,570	286,756	194,818
Other operations and maintenance	233,863	216,851	223,257
Depreciation and amortization	191,745	178,231	173,498
Taxes other than income taxes	60,676	55,075	49,598
Regulatory disallowance	—	13,841	—
Total operating expenses	1,036,281	1,361,491	1,037,450
Operating income	220,864	259,037	204,187
Interest income	5,011	5,082	3,294
Allowance for equity funds used during construction	5,747	3,740	9,905
Other expense, net	(28)	(7,081)	(19,561)
Interest charges
Interest charges, net	99,552	90,035	75,804
Allowance for borrowed funds used during construction	(673)	(1,817)	(2,714)
Total interest charges	98,879	88,218	73,090
Income before income taxes	132,715	172,560	124,735
Federal and state income tax (benefit) expense	(4,434)	2,503	(9,353)
Net income	$137,149	$170,057	$134,088
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO POWER

Consolidated Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Net income	$137,149	$170,057	$134,088
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax benefit of $825, tax expense of $3,525, and tax expense of $2,024, respectively)	(2,237)	9,567	6,254
Amortization of interest rate derivatives to earnings (net of tax expense of $93, $93, and $28, respectively)	251	251	316
Total other comprehensive income, net of tax	(1,986)	9,818	6,570
Comprehensive income, net of tax	$135,163	$179,875	$140,658
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2023	2022
Assets
Utility plant and equipment
Property, plant, and equipment	$5,969,355	$5,736,526
Accumulated depreciation	(2,244,217)	(2,082,153)
Net property, plant, and equipment	3,725,138	3,654,373
Construction work in progress	118,249	113,470
Total utility plant and equipment, net	3,843,387	3,767,843
Current assets
Cash and cash equivalents	49,211	14,703
Restricted cash and cash equivalents	15,818	23,549
Customer accounts receivable (less allowance for credit losses of $3,012 in 2023 and $1,147 in 2022)	48,949	72,646
Accounts receivable - affiliate	4,543	3,771
Other accounts receivable	27,768	33,444
Unbilled revenue	42,856	46,040
Fuel inventory, at average cost	68,387	57,078
Materials and supplies, at average cost	141,688	116,943
Energy risk management assets	3,087	2,570
Accumulated deferred fuel	11,627	57,881
Cash surrender value of company-owned life insurance policies	9,792	9,471
Prepayments	17,375	11,765
Regulatory assets	26,545	39,438
Other current assets	918	838
Total current assets	468,564	490,137
Operating lease right of use assets	20,070	22,628
Restricted cash and cash equivalents	113,549	109,392
Note receivable	11,990	12,908
Regulatory assets - deferred taxes, net	43,866	8,803
Regulatory assets	505,623	491,978
Intangible asset - securitization	398,658	413,123
Other deferred charges	23,835	27,361
Total assets	$5,429,542	$5,344,173
The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2023 FORM 10-K

CLECO POWER

Consolidated Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2023	2022
Liabilities and member’s equity
Member’s equity	$2,063,237	$2,022,912
Long-term debt and finance leases, net	1,697,152	1,786,447
Total capitalization	3,760,389	3,809,359
Current liabilities
Short-term debt	—	45,000
Long-term debt and finance leases due within one year	190,314	110,344
Accounts payable	95,565	119,435
Accounts payable - affiliate	13,200	12,448
Customer deposits	56,982	57,851
Provision for rate refund	60,768	3,074
Taxes payable	23,709	15,277
Interest accrued	11,752	15,276
Energy risk management liabilities	15,112	4,864
Regulatory liabilities - deferred taxes, net	21,939	42,890
Storm reserves	—	9,409
Postretirement benefit obligations	30,777	4,981
Other current liabilities	14,617	13,379
Total current liabilities	534,735	454,228
Commitments and contingencies (Note 16)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	806,560	770,127
Postretirement benefit obligations	132,321	137,754
Storm reserves	111,509	109,353
Asset retirement obligations	13,598	15,301
Operating lease liabilities	17,276	19,790
Customer advances for construction	26,815	9,783
Other deferred credits	26,339	18,478
Total long-term liabilities and deferred credits	1,134,418	1,080,586
Total liabilities and member’s equity	$5,429,542	$5,344,173
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023		2022		2021
Operating activities
Net income	$137,149		$170,057		$134,088
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization	197,366		185,029		182,373
Provision for credit losses	5,506		3,357		5,471
Regulatory disallowance	—		13,841		—
Electric customer credits	58,700		—		—
Unearned compensation expense	1,661		858		1,548
Allowance for equity funds used during construction	(5,747)		(3,740)		(9,905)
Deferred income taxes	(21,112)		(4,690)		(9,211)
Changes in assets and liabilities
Accounts receivable	18,044		(48,353)		(19,707)
Accounts receivable - affiliate	1,286		13,253		5,531
Unbilled revenue	3,184		(8,377)		2,464
Fuel inventory and materials and supplies	(36,443)		(27,764)		11,767
Prepayments	(5,407)		(3,808)		(2,370)
Accounts payable	(19,185)		(854)		1,135
Accounts payable - affiliate	1,060		(56,714)		(2,071)
Customer deposits	5,311		6,778		11,241
Provision for merger commitments	—		—		(2,120)
Postretirement benefit obligations	(1,839)		215		5,586
Regulatory assets and liabilities, net	5,604		19,550		(165,775)
Deferred fuel recoveries	54,028		8,742		(29,405)
Asset retirement obligations	(7,124)		(4,728)		300
Other deferred accounts	4,441		(2,281)		(6,199)
Taxes accrued	6,567		9,704		(7,647)
Interest accrued	(3,524)		10,196		(277)
Other operating	417		(6,006)		(4,299)
Net cash provided by operating activities	399,943		274,265		102,518
Investing activities
Additions to property, plant, and equipment	(220,982)		(228,940)		(300,957)
Proceeds from sale of property, plant, and equipment	859		905		1,558
Return of equity investment in investee	80		—		7,000
Return of investment in company-owned life insurance	417		6,496		820
Other investing	969		846		834
Net cash used in investing activities	(218,657)		(220,693)		(290,745)
Financing activities
Draws on revolving credit facility	25,000		162,000		185,000
Payments on revolving credit facility	(70,000)		(117,000)		(260,000)
Issuances of long-term debt	100,000		424,946		325,000
Repayments of long-term debt	(109,574)		(350,000)		—
Payment of financing costs	(104)		(6,960)		(3,141)
Distributions to member	(94,838)		(105,500)		—
Other financing	(836)		(755)		(682)
Net cash (used in) provided by financing activities	(150,352)		6,731		246,177
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	30,934		60,303		57,950
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	147,644	(1)	87,341		29,391
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$178,578	(2)	$147,644	(1)	$87,341

CLECO
CLECO POWER	2023 FORM 10-K

CLECO POWER

Consolidated Statements of Cash Flows
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Supplementary cash flow information
Interest paid, net of amount capitalized	$98,143	$71,912	$68,373
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$4,196	$9,954	$9,696
Reduction in property, plant, and equipment due to regulatory disallowance	$—	$13,841	$—
Reduction in property, plant, and equipment due to securitization of capitalized storm costs	$—	$197,689	$—
(1) Includes cash and cash equivalents of $14,703, current restricted cash and cash equivalents of $23,549, and non-current restricted cash and cash equivalents of $109,392.
(2) Includes cash and cash equivalents of $49,211, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,549.

The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO POWER

Consolidated Statements of Changes in Member’s Equity
(THOUSANDS)	MEMBER’S EQUITY	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2020	$1,832,632	$(24,753)	$1,807,879
Net income	134,088	—	134,088
Other comprehensive income, net of tax	—	6,570	6,570
Balances, Dec. 31, 2021	$1,966,720	$(18,183)	$1,948,537
Distributions to member	(105,500)	—	(105,500)
Net income	170,057	—	170,057
Other comprehensive income, net of tax	—	9,818	9,818
Balances, Dec. 31, 2022	$2,031,277	$(8,365)	$2,022,912
Distributions to member	(94,838)	—	(94,838)
Net income	137,149	—	137,149
Other comprehensive loss, net of tax	—	(1,986)	(1,986)
Balances, Dec. 31, 2023	$2,073,588	$(10,351)	$2,063,237
The accompanying notes are an integral part of the consolidated financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

Index to Applicable Notes to the Financial Statements of the Registrants

Note 1	The Company	Cleco and Cleco Power
Note 2	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Leases	Cleco and Cleco Power
Note 5	Revenue Recognition	Cleco and Cleco Power
Note 6	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 7	Jointly Owned Generation Units	Cleco and Cleco Power
Note 8	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 9	Derivative Instruments	Cleco and Cleco Power
Note 10	Debt	Cleco and Cleco Power
Note 11	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 12	Income Taxes	Cleco and Cleco Power
Note 13	Segment Disclosures	Cleco
Note 14	Regulation and Rates	Cleco and Cleco Power
Note 15	Variable Interest Entities	Cleco and Cleco Power
Note 16	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 17	Affiliate Transactions	Cleco and Cleco Power
Note 18	Intangible Assets and Goodwill	Cleco and Cleco Power
Note 19	Accumulated Other Comprehensive Loss	Cleco and Cleco Power

Notes to the Financial Statements

Note 1 — The Company
Cleco is composed of the following:

•Cleco Power, a regulated electric utility subsidiary, which owns nine generating units with a total rated capacity of 3,035 MW and serves approximately 295,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana. Cleco Power also owns a 50% interest in Oxbow. Cleco Power owns all of the outstanding membership interests in Cleco Securitization I, a special purpose limited liability company that is consolidated with Cleco Power in its financial statements. For more information on Oxbow and Cleco Securitization I, see Note 15 — “Variable Interest Entities.”
•Cleco Cajun, an unregulated electric utility subsidiary, which owns 14 generating units with a total rated capacity of 3,379 MW and supplies wholesale power and capacity in Louisiana. Cleco Cajun’s Cottonwood Plant is leased to a third-party in which the third party operates the plant and receives all revenues from the operations of the plant. On November 22, 2023, Cleco Cajun entered into the Cleco Cajun Divestiture Purchase and Sale Agreement to sell its unregulated business, the Cleco Cajun Sale Group. The Cleco Cajun Sale Group is presented as discontinued operations, and the financial information for historical periods provided in this Annual Report on Form 10-K has been recast to reflect this presentation. For more information, see Note 3 — “Discontinued Operations.”
•Cleco’s other operations consist of the following:
◦Cleco Holdings, a holding company,
◦Support Group, a shared services subsidiary, and
◦Diversified Lands, an investment subsidiary.

Note 2 — Summary of Significant Accounting Policies

Discontinued Operations
On November 22, 2023, the Cleco Cajun Divestiture Purchase and Sale Agreement was entered into between the Cleco Cajun Sellers and the Cleco Cajun Purchasers whereby the Cleco Cajun Sellers have agreed to sell the Cleco Cajun Sale Group to the Cleco Cajun Purchasers. Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and the sale will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group are presented as discontinued operations, and the financial information for historical periods provided in this Annual Report on Form 10-K has been recast to reflect this presentation. For more information, see Note 3 — “Discontinued Operations.”

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements of Cleco include the accounts of Cleco Holdings and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.
Following the formation of Cleco Securitization I and the closing of the storm recovery securitization financing on June 22, 2022, Cleco Power became the primary beneficiary of Cleco Securitization I, and as a result, the financial statements

CLECO
CLECO POWER	2023 FORM 10-K
of Cleco Securitization I are consolidated with the financial statements of Cleco Power. For additional information about Cleco Securitization I, see Note 15 — “Variable Interest Entities.” For additional information about the storm recovery securitization financing and its regulatory impacts, see Note 6— “Regulatory Assets and Liabilities — Deferred Storm Restoration Costs.”

Goodwill
Goodwill is the excess of the purchase price (consideration transferred and liabilities assumed) over the estimated fair value of net assets of the acquired business and is not subject to amortization. Goodwill is assessed as of August 1 of each year or more often if an event occurs or circumstances change that would indicate the carrying amount may be impaired. For more information on goodwill, see Note 18 — “Intangible Assets and Goodwill — Goodwill.”

Intangible Assets
Intangible assets include Cleco Securitization I’s right to bill and collect storm recovery charges and fair value adjustments for acquired long-term wholesale power supply agreements. These intangible assets are being amortized in a manner that best reflects the economic impact derived from such assets.
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
For more information regarding the regulatory assets and liabilities recorded by Cleco Power, see Note 6 — “Regulatory Assets and Liabilities.” For more information on Cleco Power’s retail rates, see Note 14 — “Regulation and Rates.”

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
For more information on Cleco’s ARO activity, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments.”

Property, Plant, and Equipment
Property, plant, and equipment consists primarily of electric utility generation and energy transmission and distribution assets. Property, plant, and equipment are stated at the cost to acquire or construct the assets, which includes certain materials, labor, payroll taxes and benefits, administrative and general costs, and the estimated cost of funds used during construction. Jointly owned assets are reflected in property, plant, and equipment at Cleco Power’s share of the cost to construct or purchase the respective assets. For information on jointly owned assets, see Note 7 — “Jointly Owned Generation Units.”
At the date of the 2016 Merger, Cleco’s gross balance of fixed depreciable assets was adjusted to be net of accumulated depreciation, as no accumulated depreciation existed on such date. Since pushdown accounting was not elected at the Cleco Power level, Cleco Power retained its accumulated depreciation.
Cleco’s cost of improvements to property, plant, and equipment is capitalized. Costs associated with repairs and major maintenance projects are expensed as incurred. Cleco capitalizes the cost to purchase or develop software for internal use. Cleco Power defers project costs to construction work in progress that it believes are prudently incurred and probable of recovery through future rates. These deferred costs are related to the initial stage of a construction project during which time the feasibility of the construction of property, plant, and equipment is being investigated.

CLECO
CLECO POWER	2023 FORM 10-K
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
The amounts of unamortized computer software costs on Cleco’s Consolidated Balance Sheets at December 31, 2023, and 2022 were $156.7 million and $164.5 million, respectively. The amounts of unamortized computer software costs on Cleco Power’s Consolidated Balance Sheets at December 31, 2023, and 2022 were $154.9 million and $162.3 million, respectively. Amortization of capitalized computer software costs charged to expense in Cleco’s and Cleco Power’s Consolidated Statements of Income for the years ending December 31, 2023, 2022, and 2021 is shown in the following tables:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Amortization	$11,092	$11,881	$11,561

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Amortization	$10,650	$11,614	$11,268

Depreciation on property, plant, and equipment is calculated primarily on a straight-line basis over the useful lives of the assets. The following table presents the useful lives of depreciable assets for Cleco and Cleco Power:

CATEGORY (YEARS)	YEARS
Utility Plants
Generation	10	–	55
Distribution	15	–	50
Transmission	5	–	55
Other utility plant	5	–	45
Other property, plant, and equipment	5	–	45

At December 31, 2023, and 2022, Cleco’s and Cleco Power’s property, plant, and equipment consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2023	2022
Utility plants
Generation	$1,944,260	$1,926,482
Distribution	1,585,742	1,429,374
Transmission	844,897	789,181
Other utility plant	454,329	449,431
Other property, plant, and equipment	9,766	9,571
Total property, plant, and equipment	4,838,994	4,604,039
Accumulated depreciation	(924,624)	(752,376)
Net property, plant, and equipment	$3,914,370	$3,851,663

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2023	2022
Regulated utility plants
Generation	$2,339,410	$2,321,640
Distribution	2,022,257	1,866,662
Transmission	1,056,218	1,000,783
Other utility plant	551,470	547,441
Total property, plant, and equipment	5,969,355	5,736,526
Accumulated depreciation	(2,244,217)	(2,082,153)
Net property, plant, and equipment	$3,725,138	$3,654,373

During 2023, Cleco Power’s regulated utility property, plant, and equipment increased primarily due to the distribution system restoration and modernization project and the construction of new substations.
Cleco Power’s property, plant, and equipment includes plant acquisition costs related primarily to the acquisition of Acadia Unit 1 in 2010. The plant acquisition adjustment and accumulated amortization are reported in Property, plant, and equipment and Accumulated depreciation, respectively, on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2023, and 2022, and are shown in the following tables:

Cleco
	AT DEC. 31,
(THOUSANDS)	2023	2022
Acadia Unit 1
Plant acquisition adjustment	$76,116	$76,116
Accumulated amortization	(24,566)	(21,383)
Net plant acquisition adjustment	$51,550	$54,733

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2023	2022
Acadia Unit 1
Plant acquisition adjustment	$95,578	$95,578
Accumulated amortization	(44,028)	(40,845)
Net plant acquisition adjustment	$51,550	$54,733

Fuel Inventory and Materials and Supplies
At December 31, 2023, and 2022, fuel inventory consisted primarily of petroleum coke, coal, limestone, and natural gas used to generate electricity.
Materials and supplies consists of transmission and distribution line construction and repair materials. It also consists of generating station and transmission and distribution substation repair materials.
Both fuel inventory and materials and supplies are recorded at the lower of cost or net realizable value using the average cost method and are issued from stock using the average cost of existing stock. Fuel inventory is recorded when purchased and subsequently charged to expense when used. Materials and supplies are recorded when purchased and subsequently charged to expense or capitalized to property, plant, and equipment when installed.

Reserves for Credit Losses
Customer accounts receivable are recorded at the invoiced amount and do not bear interest. Customer accounts

CLECO
CLECO POWER	2023 FORM 10-K
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
As a result of the market price volatility of natural gas throughout 2022, Cleco experienced significant increases to the pass-through fuel component of retail customer energy bills. Due to these increased customer fuel costs, along with the impacts of a 40-year high inflation rate, Cleco experienced increases in credit loss reserves. These factors have not been material to Cleco’s results of operations, financial condition, or cash flows.
Cleco’s credit losses at December 31, 2023, are within normal levels and historical trends.
The table below presents the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, Dec. 31, 2021	$1,302	$1,638	$2,940
Current period provision	3,362	—	3,362
Charge-offs	(4,800)	—	(4,800)
Recovery	1,283	—	1,283
Balances, Dec. 31, 2022	1,147	1,638	2,785
Current period provision	5,506	—	5,506
Charge-offs	(4,939)	—	(4,939)
Recovery	1,298	—	1,298
Balances, Dec. 31, 2023	$3,012	$1,638	$4,650

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2021	$1,302
Current period provision	3,362
Charge-offs	(4,800)
Recovery	1,283
Balances, Dec. 31, 2022	1,147
Current period provision	5,506
Charge-offs	(4,939)
Recovery	1,298
Balances, Dec. 31, 2023	$3,012

Other Reserves
Cleco maintains property insurance on generating stations, buildings and contents, and substations. Cleco is self-insured for any damage to its power lines. To mitigate the exposure to potential financial loss for storm-related damage to lines and property, the LPSC approved Cleco Power to establish a funded storm reserve. For more information on the storm reserve, see Note 6 — “Regulatory Assets and Liabilities — Storm Reserves.”
Cleco also maintains liability and workers’ compensation insurance to mitigate financial losses due to injuries and damages to the property of others. Cleco’s insurance covers claims that exceed certain self-insured limits. For claims within certain self-insured limits, Cleco maintains reserves. At December 31, 2023, and 2022, the general liability and workers compensation reserves together were $6.7 million and $6.9 million, respectively.
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
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
	AT DEC. 31,
(THOUSANDS)	2023	2022
Current
Cleco Power’s storm restoration costs - Hurricane Ida	$—	$9,409
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	15,818	14,140
Total current	15,818	23,549
Non-current
Diversified Lands’ mitigation escrow	24	23
Cleco Power’s future storm restoration costs	113,549	103,306
Cleco Power’s storm restoration costs - Hurricane Ida	—	6,086
Total non-current	113,573	109,415
Total restricted cash and cash equivalents	$129,391	$132,964

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2023	2022
Current
Storm restoration costs - Hurricane Ida	$—	$9,409
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	15,818	14,140
Total current	15,818	23,549
Non-current
Future storm restoration costs	113,549	103,306
Storm restoration costs - Hurricane Ida	—	6,086
Total non-current	113,549	109,392
Total restricted cash and cash equivalents	$129,367	$132,941

On September 20, 2023, the LPSC approved a settlement for the prudency review of the remaining unrecovered Hurricane Ida storm restoration costs deferred as a regulatory asset. The settlement allowed Cleco Power to withdraw the remaining unrecovered Hurricane Ida storm restoration costs, plus a carrying charge through September 2023, from the

CLECO
CLECO POWER	2023 FORM 10-K
Hurricane Ida storm reserve. The settlement also approved the transfer of the remaining balance of the Hurricane Ida storm reserve to the restricted reserve for future storm restoration costs. As a result of the settlement, the corresponding Hurricane Ida restricted cash and cash equivalents was reduced by $10.3 million and the remaining balance was transferred to the restricted cash and cash equivalents account for future storm restoration costs. For more information about the regulatory asset and storm reserves, see Note 6— “Regulatory Assets and Liabilities — Storm Reserves.”

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
Cleco evaluates for impairments of equity method investments at each balance sheet date to determine if events and circumstances have occurred that indicate a possible other-than-temporary decline in the fair value of the investment and the possible inability to recover the carrying value through operations. Cleco uses estimates of the future cash flows from the investee and observable market transactions in order to calculate fair value and recoverability. An impairment is recognized when an other-than-temporary decline in market value occurs and recovery of the carrying value is not probable. There were no impairments recorded for 2023, 2022, or 2021. For more information on Cleco’s equity investments, see Note 15 — “Variable Interest Entities.”

Income Taxes
Cleco accounts for income taxes under the asset and liability method. Income taxes recorded on the income statement and related balance sheet amounts are comprised of a current portion and a deferred portion. The current portion represents Cleco’s estimate of the income taxes payable or receivable for the current year. The deferred portion represents Cleco’s estimate of the future income tax effects of events that have been recognized in the financial statements or income tax returns in the current or prior years. Cleco makes assumptions and estimates when it records income taxes, such as its ability to deduct items on its tax returns, the timing of the deduction, and the effect of regulation on income taxes. Cleco’s income tax expense and benefit and related assets and liabilities could be affected by changes in its assumptions and estimates and by ultimate resolution of assumptions and estimates with taxing authorities and changes in tax regulations. The actual results may differ from the estimated results based on these assumptions and may have a material effect on Cleco’s results of operations. Cleco Group files a federal income tax return for all wholly owned subsidiaries. Cleco Power computes its federal and state income taxes as if it were a stand-alone taxpayer. The LPSC generally requires Cleco Power to flow the effects of state income taxes to customers. For more information on income taxes, see Note 12 — “Income Taxes.”

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

Franchise and Consumer Fees
Cleco Power operates under nonexclusive franchise rights granted by municipalities through franchise agreements in which franchise fees are collected and paid. A portion of the franchise fees associated with these franchise agreements is collected by Cleco Power from its retail customers and submitted to the municipality. These fees are recorded as a receivable until it is collected and as a payable until the liability is paid.
Cleco Power also pays periodic franchise fees to the government units, which may include upfront payments upon

CLECO
CLECO POWER	2023 FORM 10-K
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
The following tables show the composite AFUDC rates, including borrowed and other funds for the years ended December 31, 2023, 2022, and 2021:

				FOR THE YEAR ENDED DEC. 31,
	2023		2022		2021
	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX	PRETAX BASIS	NET OF TAX
AFUDC composite rate	8.11%	6.50%	9.06%	7.09%	10.05%	7.81%

Fair Value Measurements and Disclosures
Various accounting pronouncements require certain assets and liabilities to be measured at their fair values. Some assets and liabilities are required to be measured at their fair value each reporting period, while others are required to be measured only one time, generally the date of acquisition or debt issuance. Cleco and Cleco Power disclose the fair value of certain assets and liabilities by one of three levels when required for recognition purposes. For more information about fair value levels, see Note 8 — “Fair Value Accounting Instruments.”

Derivatives and Other Risk Management Activity
Accounting guidance requires derivative instruments and hedging activities to be recognized at fair value on the balance sheet. Cleco may elect the normal purchase and normal sale scope exception to the application of fair value accounting for these instruments and activities if they meet certain accounting criteria. Cleco’s Energy Market Risk Management Policy authorizes hedging against commodity price risk with physical or financially settled derivative instruments. For Cleco Power, due to regulatory treatment, associated mark-to-market adjustments for changes in fair value of recognized derivatives are generally recognized in Accumulated deferred fuel on the balance sheet. For Cleco Cajun, the changes in the fair value of recognized natural gas derivatives are recorded in continuing operations. Cleco Cajun’s FTR activity is recorded in discontinued operations. For more information on derivative instruments, see Note 9 — “Derivative Instruments.”

Accounting for MISO Transactions
Cleco Power and Cleco Cajun participates in MISO’s Energy and Operating Reserve market and have the opportunity to participate in the MISO capacity market. For Cleco Power, the hourly power sales and purchases are netted. Net sales and net purchases are reported in Electric operations and Purchased power, respectively, on Cleco’s and Cleco Power’s Consolidated Statements of Income. Power sales and purchases in the MISO market are made at prevailing market prices, also known as LMP, which represents the cost of providing the next MW of electrical energy at a specific location on the grid. LMP includes a component directly related to congestion on the transmission system and, as a result, can be different based on the location and time of the day the energy is dispatched causing energy costs to increase.
Power sales and purchases for Cleco Cajun are reported in discontinued operations. For more information, see Note 3 — “Discontinued Operations.”

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

CLECO
CLECO POWER	2023 FORM 10-K
Recent Authoritative Guidance
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
A congressional appropriation has been secured, subject to the U.S. Department of Energy’s (DOE) grant process, to help offset current and future costs associated with Cleco Power’s Project Diamond Vault through November 2024. As of December 31, 2023, Cleco Power received $2.8 million of the $9.0 million congressional appropriation, and these funds were recorded against the deferred project costs incurred and reflected as construction work in progress. Cleco Power has commitments to complete the FEED study, comply with the DOE approved grant budget, and provide 20% of the funding of the total costs. The Louisiana Department of Economic Development (LED) has commitments to review plans and invoices, be the scientific and technical liaison, and conduct annual project reviews and meetings. The LED also has rights to audit costs submitted for reimbursement. If an audit finds that Cleco Power received funds that were not within the scope of the DOE grant, those amounts could be recaptured. On March 1, 2024, Cleco Power received an additional $1.4 million of the congressional appropriation. For more information related to the accounting for deferred project costs, see “— Property, Plant, and Equipment.”
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
In November 2023, FASB issued guidance to improve reportable segment disclosure requirements. The guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. Disclosure requirements include disclosing significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker and included in each reported measure of segment profit or loss. Disclosures are required on both an annual and an interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Management does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows of the Registrants.

Note 3 — Discontinued Operations
In 2022, Cleco Holdings began a strategic review process related to its investment in Cleco Cajun. In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. On November 22, 2023, the Cleco Cajun Divestiture Purchase and Sale Agreement was entered into between the Cleco Cajun Sellers and the Cleco Cajun Purchasers whereby the Cleco Cajun Sellers have agreed to sell the Cleco Cajun Sale Group to the Cleco Cajun Purchasers for the purchase price of $600.0 million, with $500.0 million due at closing and $100.0 million payable 24 months after closing. The purchase price is subject to the closing purchase price adjustment as set forth in the Cleco Cajun Divestiture Purchase and Sale Agreement, including adjustments based on net working capital.
The Cleco Cajun Sellers and the Cleco Cajun Purchasers have each made customary representations, warranties, and covenants in the Cleco Cajun Divestiture Purchase and Sale Agreement. The closing of the transaction is subject to customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) approval of FERC, (iii) approval of the Federal Communication Commission, and (iv) customary conditions regarding the accuracy of the representations and warranties and compliance by the parties with their respective obligations under the Cleco Cajun Divestiture Purchase and Sale Agreement. The Cleco Cajun Divestiture Purchase and Sale Agreement includes customary termination provisions, including if the closing of the transaction does not occur within nine months of November 22, 2023. The parties expect the transaction to close in the second quarter of 2024.
Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and the sale will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group are presented as discontinued operations, and the financial information for historical periods provided in this Annual Report on Form 10-K has been recast to reflect this presentation. Certain expenses incurred by the Cleco Cajun Sale Group as a result of common services provided by Support Group are reflected in Cleco’s results of continuing operations due to the expected ongoing nature of those expenses. In addition, revenue recognized by Cleco Power from transmission services provided to the Cleco Cajun Sale Group is no longer eliminated upon consolidation of Cleco's financial statements and is reflected in Cleco’s results of continuing operations due to the expected ongoing nature of these services.
In February 2019 in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. Proceeds from the divestiture of the Cleco Cajun Sale Group must be used to satisfy the LPSC commitment. At December 31, 2023, $66.7 million of that debt remains outstanding. Interest expense on that debt is included in discontinued operations.

CLECO
CLECO POWER	2023 FORM 10-K
Cleco determined that the estimated fair value less the estimated cost to sell the Cleco Cajun Sale Group was less than the carrying value of the Cleco Cajun Sale Group at March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023. These determinations resulted in a total impairment charge of $173.0 million for the year ended December 31, 2023, of which $19.0 million was recognized in the three months ended December 31, 2023. The additional impairment charge recognized in the three months ended December 31, 2023, was primarily due to changes in assumptions related to the expected sale proceeds and the expected closing date. The impairment charge recognized for the year ended December 31, 2023, reduced the carrying value of the Cleco Cajun Sale Group to its estimated fair value less estimated cost to sell and is recorded in Loss from discontinued operations, net of income taxes on Cleco's Consolidated Statement of Income. The estimated fair value was determined using the income approach. The fair value estimates involved a number of judgments and assumptions including the future performance of the Cleco Cajun Sale Group through the expected divestiture date, the expected net working capital adjustment to the sale proceeds from the Cleco Cajun Divestiture Purchase and Sale Agreement, and the weighted average cost of capital or discount rate. The fair value measurement of the Cleco Cajun Sale Group is classified as Level 3 in the fair value hierarchy.
At December 31, 2023, Cleco also recognized a write-down of $25.0 million related to Cleco Cajun’s coal fuel inventory. This write-down was primarily due to indications that the probable net realizable value of the coal fuel inventory, which was driven by forecasted market prices of power in the MISO South region, was less than its net book value. The write-down reduced the carrying value of the Cleco Cajun Sale Group and is reflected as a reduction to Fuel Inventory, at average cost and an increase to Fuel used for electric generation in the following tables.
The following table presents the amounts that have been reclassified from continuing operations and included in discontinued operations within Cleco’s Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Operating revenue, net
Electric operations	$543,519	$496,042	$398,226
Other operations	125,816	148,823	128,750
Gross operating revenue	669,335	644,865	526,976
Electric customer credits	—	—	244
Operating revenue, net	669,335	644,865	527,220
Operating expenses
Fuel used for electric generation	126,130	169,195	87,091
Purchased power	230,284	380,233	257,703
Other operations and maintenance	87,599	70,611	65,786
Depreciation and amortization	15,891	69,999	52,102
Taxes other than income taxes	13,160	12,330	11,666
Total operating expenses	473,064	702,368	474,348
Operating income (loss)	196,271	(57,503)	52,872
Other income (expense), net	47	127	(618)
Interest, net	(6,919)	(6,079)	(5,523)
Loss on classification as held for sale	(173,000)	—	—
Income (loss) from discontinued operations before income taxes	16,399	(63,455)	46,731
Federal and state income tax expense (benefit)	1,757	(19,118)	11,778
Income (loss) from discontinued operations, net of income taxes	$14,642	$(44,337)	$34,953

CLECO
CLECO POWER	2023 FORM 10-K
The following table presents the assets and liabilities of the Cleco Cajun Sale Group that have been reclassified as held for sale within Cleco’s Consolidated Balance Sheets as of December 31, 2023, and 2022:

(THOUSANDS)	AT DEC. 31, 2023	AT DEC. 31, 2022
Cash, cash equivalents, and restricted cash equivalents	$4,100	$4,067
Accounts receivable	70,001	57,822
Fuel inventory, at average cost	47,243	33,153
Materials and supplies, at average cost	36,283	34,195
Energy risk management assets	1,066	518
Property, plant, and equipment, net	648,676	649,067
Prepayments	18,587	23,601
Intangible assets - other	32,569	36,548
Other assets	20,207	23,619
Loss recognized on classification as held for sale	(173,000)	—
Total assets held for sale - discontinued operations	$705,732	$862,590
Accounts payable	$30,442	$56,609
Deferred lease revenue	19,945	22,246
Intangible liabilities	12,695	13,956
Asset retirement obligations	46,165	63,725
Other liabilities	5,705	6,508
Total liabilities held for sale - discontinued operations	$114,952	$163,044

Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the years ended December 31, 2023, 2022, and 2021:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Net cash provided by operating activities - discontinued operations	$8,778	$6,878	$9,082
Net cash used in investing activities - discontinued operations	$(8,745)	$(6,867)	$(9,081)

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
Cleco Power has a lease for 113 railcars to transport its coal. This lease expires on March 31, 2024. Cleco Power reassesses its need for the railcars upon the expiration of each term. Cleco Power pays a monthly rental fee per car. The railcar lease does not contain contingent rent payments.
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
The following is a schedule by year of future minimum lease payments due under Cleco’s and Cleco Power’s long-term operating leases together with the present value of the net minimum lease payments as of December 31, 2023:

(THOUSANDS)
Years ending Dec. 31,
2024	$3,453
2025	3,309
2026	3,275
2027	3,255
2028	2,455
Thereafter	7,575
Total minimum lease payments	23,322
Less: amount representing interest	3,073
Present value of net minimum operating lease payments	$20,249
Current liabilities	$2,973
Non-current liabilities	$17,276

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
For each of the years ended December 31, 2023, 2022, and 2021, Cleco Power paid $2.2 million in lease payments. For the years ended December 31, 2023, 2022, and 2021, Cleco Power received $2.6 million, $0.6 million, and $0.2 million, respectively, of revenue from subleases.
The following is an analysis of the leased property under the finance lease:

(THOUSANDS)	AT DEC. 31, 2023	AT DEC. 31, 2022
Barges	$16,800	$16,800
Accumulated amortization	(6,440)	(5,320)
Net finance lease asset	$10,360	$11,480

CLECO
CLECO POWER	2023 FORM 10-K
The following is a schedule by year of future minimum lease payments due under the finance lease together with the present value of the net minimum lease payments as of December 31, 2023:

(THOUSANDS)
Years ending Dec. 31,
2024	$2,203
2025	2,203
2026	2,203
2027	2,203
2028	2,203
Thereafter	8,863
Total minimum lease payments	19,878
Less: amount representing interest	6,907
Present value of net minimum finance lease payments	$12,971
Current liabilities	$925
Non-current liabilities	$12,046

Additional Lessee Disclosures
Cleco’s and Cleco Power’s total lease cost includes amounts on the income statement, as well as amounts capitalized as part of property, plant, or equipment or inventory. The following tables reflect total lease costs for Cleco and Cleco Power for the years ended December 31, 2023, and 2022:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022
Finance lease cost
Amortization of ROU assets	$1,120	$1,120
Interest on lease liabilities	1,367	1,448
Operating lease cost	3,589	3,685
Variable lease cost	790	508
Total lease cost	$6,866	$6,761

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022
Finance lease cost
Amortization of ROU assets	$1,120	$1,120
Interest on lease liabilities	1,367	1,448
Operating lease cost	3,581	3,675
Variable lease cost	790	508
Total lease cost	$6,858	$6,751

The following tables present additional information related to Cleco’s and Cleco Power’s operating and finance leases as of and for the years ended December 31, 2023, and 2022:

Cleco
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2023	2022
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$20,070	$22,636
Finance	Property, plant, and equipment	10,360	11,480
Total ROU assets		$30,430	$34,116
Current lease liabilities
Operating	Other current liabilities	$2,973	$2,912
Finance	Long-term debt and finance leases due within one year	925	836
Non-current lease liabilities
Operating	Operating lease liabilities	17,276	19,790
Finance	Long-term debt and finance leases, net	12,046	12,971
Total lease liabilities		$33,220	$36,509

Cleco Power
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2023	2022
Supplemental balance sheet information
ROU assets
Operating	Operating lease right of use assets	$20,070	$22,628
Finance	Property, plant, and equipment	10,360	11,480
Total ROU assets		$30,430	$34,108
Current lease liabilities
Operating	Other current liabilities	$2,973	$2,903
Finance	Long-term debt and finance leases due within one year	925	836
Non-current lease liabilities
Operating	Operating lease liabilities	17,276	19,790
Finance	Long-term debt and finance leases, net	12,046	12,971
Total lease liabilities		$33,220	$36,500

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,571	$3,696
Operating cash flows from finance leases	$1,367	$1,448
Financing cash flows from finance leases	$836	$755

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,562	$3,685
Operating cash flows from finance leases	$1,367	$1,448
Financing cash flows from finance leases	$836	$755

CLECO
CLECO POWER	2023 FORM 10-K

Cleco
	AT DEC. 31,
(THOUSANDS)	2023	2022
Other supplemental information
Operating leases
Weighted-average remaining lease term	12.2 years	12.5 years
Weighted-average discount rate	4.30%	4.36%
Finance leases
Weighted-average remaining lease term	9.3 years	10.3 years
Weighted-average discount rate	10.18%	10.18%

Cleco Power
	AT DEC. 31, 2023
(THOUSANDS)	2023	2022
Other supplemental information
Operating leases
Weighted-average remaining lease term	12.2 years	11.4 years
Weighted-average discount rate	4.30%	4.35%
Finance leases
Weighted-average remaining lease term	9.3 years	10.3 years
Weighted-average discount rate	10.18%	10.18%

Note 5 — Revenue Recognition

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
Included in retail revenue is unbilled electric revenue, which represents the amount customers will be billed for services rendered from the meter reading from the most recent bill to the end of the respective accounting period. Actual customer energy consumption data available from AMI is used to calculate unbilled revenue. Also included in retail revenue is electric customer credits, which primarily represents the credits to retail customers for the federal tax-related benefits of the TCJA prior to the settlement of the current retail rate plan. Subsequent to the implementation of the current retail rate plan on July 1, 2021, these credits offset base revenue.

Wholesale Revenue
Cleco’s wholesale revenue is generated primarily through the sale of energy and capacity to electric cooperatives and municipalities. The electricity revenue performance obligations, representing both energy and capacity, are satisfied as a series of performance obligations, and progress towards satisfaction of the performance obligations are measured using an output method. The energy performance obligation measure of progress is based on kWh delivered. The capacity performance obligation measure of progress is based on time elapsed and is recognized each month as Cleco’s generating units stand ready to deliver electricity to the customer. Cleco recognizes wholesale revenue, inclusive of both performance obligations, under the invoice practical expedient for the amount Cleco has the right to invoice. Wholesale customers are charged market based rates that are subject to FERC’s triennial market power analysis. Cleco also enters into transactions through MISO for spot energy sales which are transacted in the Day-Ahead Energy and Operating Reserves Market and the Real-Time Energy and Operating Reserves Market.

Transmission Revenue
Cleco Power earns transmission revenues pursuant to MISO’s FERC filed tariff. The performance obligation of transmission service is satisfied as service is provided. Revenue from the transmission of electricity for Cleco Power is recorded based on a separate FERC-approved annual filing rate mechanism effective June 1 of each year. These rates are based on the respective costs to provide transmission services.

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

Disaggregated Revenue
Operating revenue, net for the years ended December 31, 2023, 2022, and 2021 was as follows:

CLECO
CLECO POWER	2023 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$469,099		$—		$—	$469,099
Commercial (1)	304,422		—		—	304,422
Industrial (1)	179,506		—		—	179,506
Other retail (1)	16,543		—		—	16,543
Electric customer credits	(60,689)		—		—	(60,689)
Total retail revenue	908,881		—		—	908,881
Wholesale, net	221,547	(1)	(9,454)	(2)	—	212,093
Transmission	56,701		—		—	56,701
Other	20,797		—		—	20,797
Affiliate (3)	8,904		120,716		(129,620)	—
Total revenue from contracts with customers	1,216,830		111,262		(129,620)	1,198,472
Revenue unrelated to contracts with customers
Securitization	34,063		—		—	34,063
Other	6,252	(4)	5		(1)	6,256
Total revenue unrelated to contracts with customers	40,315		5		(1)	40,319
Operating revenue, net	$1,257,145		$111,267		$(129,621)	$1,238,791
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Represents realized gains associated with FTRs.

	FOR THE YEAR ENDED DEC. 31, 2022
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$558,247		$—		$—	$558,247
Commercial (1)	370,678		—		—	370,678
Industrial (1)	229,634		—		—	229,634
Other retail (1)	18,727		—		—	18,727
Electric customer credits	(7,674)		—		—	(7,674)
Total retail revenue	1,169,612		—		—	1,169,612
Wholesale, net	331,906	(1)	(9,680)	(2)	—	322,226
Transmission, net	63,545		—		—	63,545
Other	21,966		—		—	21,966
Affiliate (3)	6,377		109,015		(115,392)	—
Total revenue from contracts with customers	1,593,406		99,335		(115,392)	1,577,349
Revenue unrelated to contracts with customers
Securitization	13,247		—		—	13,247
Other	13,875	(4)	9		—	13,884
Total revenue unrelated to contracts with customers	27,122		9		—	27,131
Operating revenue, net	$1,620,528		$99,344		$(115,392)	$1,604,480
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements..
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Represents realized gains associated with FTRs.

CLECO
CLECO POWER	2023 FORM 10-K

	FOR THE YEAR ENDED DEC. 31, 2021
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$453,873		$—		$—	$453,873
Commercial (1)	294,553		—		—	294,553
Industrial (1)	175,134		—		—	175,134
Other retail (1)	16,105		—		—	16,105
Electric customer credits	(41,007)		—		—	(41,007)
Total retail revenue	898,658		—		—	898,658
Wholesale, net	250,987	(1)	(9,680)	(2)	—	241,307
Transmission	55,963	(4)	—		—	55,963
Other	18,791		8		—	18,799
Affiliate (3)	5,641		113,623		(119,264)	—
Total revenue from contracts with customers	1,230,040		103,951		(119,264)	1,214,727
Revenue unrelated to contracts with customers
Other	11,597	(5)	—		—	11,597
Total revenue unrelated to contracts with customers	11,597		—		—	11,597
Operating revenue, net	$1,241,637		$103,951		$(119,264)	$1,226,324
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Includes $0.1 million of electric customer credits.
(5) Realized gains associated with FTRs.
Cleco and Cleco Power have unsatisfied performance obligations under contracts with electric cooperatives and municipalities with durations ranging between 1 and 11 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At December 31, 2023, Cleco and Cleco Power had $300.0 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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

Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable. If in the future, as a result of regulatory changes or competition, Cleco Power’s ability to recover these regulatory assets would no longer be probable, then to the extent that such regulatory assets were determined not to be recoverable, Cleco Power would be required to write-down such assets. In addition, potential deregulation of the industry or possible future changes in the method of rate regulation of Cleco Power, could require discontinuance of the application of the authoritative guidance of regulated operations.

CLECO
CLECO POWER	2023 FORM 10-K
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
	AT DEC. 31,		REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	2023	2022
Regulatory assets
Acadia Unit 1 acquisition costs	$1,701	$1,807	16
Accumulated deferred fuel (1)	11,627	57,881	Various	(9)
Affordability study	10,337	11,715	7.5
AFUDC equity gross-up	60,381	63,477	Various	(2)
AMI deferred revenue requirement	954	1,499	2.25
AROs (8)	20,094	17,218
Bayou Vista to Segura transmission project deferred revenue requirement	—	2,510
Coughlin transaction costs	784	815	25.5
COVID-19 executive order (8)	3,039	2,953
Deferred lignite and mine closure costs (7)	136,076	133,587
Deferred storm restoration costs - Hurricane Delta (6)	88	109
Deferred storm restoration costs - Hurricane Ida	—	9,409
Deferred storm restoration costs - Hurricane Laura (6)	367	457
Deferred storm restoration costs - Hurricane Zeta (6)	7	9
Deferred taxes, net	43,866	8,803	Various	(9)
Dolet Hills Power Station closure costs (7)	147,323	147,082
Energy efficiency	—	235
Financing costs (1)	6,087	6,456	Various	(3)
Interest costs	2,961	3,210	Various	(2)
Madison Unit 3 property taxes	13,297	13,038	Various	(9)
Non-service cost of postretirement benefits	14,526	14,810	Various	(2)
Other	10,483	14,114	Various	(9)
Postretirement costs	64,399	47,317	Various	(4)
Production operations and maintenance expenses	7,002	10,443	Various	(5)
Rodemacher Unit 2 deferred costs (8)	19,282	12,645
St. Mary Clean Energy Center	3,705	4,350	1.5
Training costs	5,618	5,774	36
Tree trimming costs	3,657	6,377	1.25
Total regulatory assets	587,661	598,100
Regulatory liabilities
Deferred taxes, net	(21,939)	(42,890)	Various	(9)
Storm reserves	(111,509)	(118,762)
Total regulatory liabilities	(133,448)	(161,652)
Total regulatory assets, net	$454,213	$436,448
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at December 31, 2023, and 2022, respectively. All other assets are earning a return on investment.
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
(8) Currently not in a recovery period.
(9) For more information on the remaining recovery period, refer to the following disclosures for each specific regulatory asset or liability.

CLECO
CLECO POWER	2023 FORM 10-K
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
	AT DEC. 31,
(THOUSANDS)	2023	2022
Total Cleco Power regulatory assets, net	$454,213	$436,448
2016 Merger adjustments (1)
Fair value of long-term debt	97,345	104,748
Postretirement costs	9,448	11,436
Financing costs	6,560	6,904
Debt issuance costs	4,254	4,587
Total Cleco regulatory assets, net	$571,820	$564,123
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Acadia Unit 1 Acquisition Costs
In 2009, the LPSC approved Cleco Power’s request to establish a regulatory asset for costs incurred as a result of the acquisition by Cleco Power of Acadia Unit 1 and half of Acadia Power Station’s related common facilities. In 2010, Cleco Power began recovering the Acadia Unit 1 acquisition costs over a 30-year period.

Accumulated Deferred Fuel
Cleco Power is allowed to recover the cost of fuel used for electric generation and power purchased for utility customers through the LPSC-established FAC or related wholesale contract provisions, which enable Cleco Power to pass on to its customers substantially all such charges. The difference between fuel and purchased power revenues collected from retail and wholesale customers and the current fuel and purchased power costs is generally recorded as Accumulated deferred fuel on Cleco Power’s Consolidated Balance Sheet. At December 31, 2023, Accumulated deferred fuel decreased $46.3 million as a result of lower fuel costs. For 2023, approximately 77% of Cleco Power’s total fuel cost was regulated by the LPSC.

Affordability Study
In July 2021, as approved by the LPSC in Cleco Power’s current retail rate plan, Cleco Power was allowed to establish a regulatory asset related to outside consulting fees for the assessment of Cleco Power’s practices and assistance in the identification of potential cost savings opportunities, while maintaining superior levels of employee safety, reliability, customer service, environmental stewardship, community involvement, and regulatory transparency. In 2021, the regulatory asset began being amortized over 10 years.

AFUDC Equity Gross-Up
Cleco Power capitalizes equity AFUDC as a cost component of construction projects. Cleco Power has recorded a regulatory asset to recover the tax gross-up related to the equity component of AFUDC. These costs are being amortized over the estimated lives of the respective assets constructed.

AMI Deferred Revenue Requirement
In 2011, the LPSC approved Cleco Power’s stipulated settlement in Docket No. U-31393 allowing Cleco Power to defer the estimated revenue requirements for the AMI project as a regulatory asset. In 2014, the LPSC approved Cleco Power’s recovery of the AMI regulatory asset over the average life of the AMI meters, or 11 years, and Cleco Power began recovering the AMI deferred revenue requirement.

AROs
Cleco Power recorded an ARO liability for the retirement of certain ash disposal facilities. The ARO regulatory asset represents the accretion of the ARO liability and the depreciation of the related assets. For more information on the net changes of Cleco Power’s AROs, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Other Commitments.”

Bayou Vista To Segura Transmission Project Deferred Revenue Requirement
In July, 2021, as approved by the LPSC in Cleco Power’s current retail rate plan, Cleco Power was allowed to establish a regulatory asset and recover the revenue requirements, including interest at Cleco Power’s weighted average cost of capital, starting in the month after completion of each phase of the Bayou Vista to Segura Transmission project. The northern phase of the project was completed in August 2021, and the southern phase was completed in December 2021. At December 31, 2023, the regulatory asset was fully amortized.

Coughlin Transaction Costs
In January 2014, the LPSC authorized Cleco Power to create a regulatory asset for the transaction costs related to the transfer of Coughlin from Evangeline to Cleco Power. In 2014, Cleco Power began recovering the Coughlin transaction costs over a 35-year period.

COVID-19 Executive Order
In March 2020, the LPSC issued an executive order prohibiting the disconnection of utilities for nonpayment. This order resulted in an increase of expenses and a loss of revenue for Cleco Power. In April 2020, the LPSC issued an order allowing utilities to establish a regulatory asset for expenses incurred from the suspension of disconnections and collection of late fees imposed by the LPSC executive order. On July 1, 2020, the LPSC issued an order terminating the moratorium on disconnections effective July 16, 2020. Cleco began resuming disconnections and late fees and utilizing collection agencies in October 2020. In December 2020, Cleco Power made a filing with the LPSC requesting the recovery of the regulatory asset as well as the lost revenue associated with the disconnection fees and incremental costs over a four-year period. Cleco Power has a regulatory asset for expenses incurred related to the executive order and anticipates approval by the LPSC for recovery of these expenses in late March 2024.

Deferred Lignite and Mine Closure Costs
In October 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. In March 2021, the LPSC approved the establishment of a regulatory asset for certain lignite costs that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs related to the closure of the mine. Cleco Power has a regulatory asset for deferred fuel and mine-related incurred costs, which were included in the application filed with the LPSC on January 31, 2022. Recovery of these costs is subject to a prudency review by the LPSC, which is

CLECO
CLECO POWER	2023 FORM 10-K
currently in progress. Management has estimated that a loss resulting from a potential disallowance ranging between $58.7 million and $228.0 million is probable. As a result, Cleco Power accrued an estimated contingent loss of $58.7 million at December 31, 2023. This amount was recorded in Provision for rate refund on Cleco’s and Cleco Power’s Balance Sheets and Electric customer credits on Cleco’s and Cleco Power’s Statements of Income. For more information on the prudency review related to the deferred fuel and other mine-related closure costs, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

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
On June 22, 2022, through Cleco Securitization I, Cleco Power completed a securitized financing of Storm Recovery Property, which included the previously mentioned storm restoration costs that were deferred as regulatory assets. In connection with that securitization financing, Cleco Securitization I used the net proceeds from its issuance of storm recovery bonds to purchase the Storm Recovery Property from Cleco Power. Prior to September 1, 2022, certain costs for Hurricanes Laura, Delta, and Zeta were recovered through the interim storm recovery rate. On September 30, 2023, the LPSC approved a settlement allowing Cleco Power to withdraw the remaining unrecovered Hurricane Ida storm restoration costs, plus a carrying charge through September 2023, totaling $10.3 million from the Hurricane Ida storm reserve. The balances remaining at December 31, 2023, for Hurricanes Laura, Delta, and Zeta are for storm preparation costs and are expected to be funded by the storm reserve, pending approval by the LPSC.

Dolet Hills Power Station Closure Costs
In 2020, Cleco Power revised depreciation rates for the Dolet Hills Power Station to utilize the December 31, 2021, expected end-of-life and early retirement of the Dolet Hills Power Station and defer depreciation expense to a regulatory asset for the amount in excess of the previously LPSC-approved depreciation rates.
The Dolet Hills Power Station was retired on December 31, 2021. On January 31, 2022, Cleco Power filed an application with the LPSC requesting approval of the regulatory treatment and recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station over 20 years. Cleco Power has a regulatory asset for the stranded costs, and these costs are currently under a prudency review by the LPSC. For more information on the prudency review, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Dolet Hills Prudency Review.”

Energy Efficiency
In 2018, Cleco Power filed a letter of intent with the LPSC to recover the under recovery of the accumulated decrease in revenues, also known as the LCFC, associated with the energy efficiency program for years 2014 through 2018 to be recovered over a four-year period. Cleco Power began collecting the accumulated LCFC revenues in Cleco Power’s energy efficiency rates effective March 1, 2019. In October 2019, Cleco Power received notice of approval from the LPSC allowing recovery of the accumulated LCFC revenues. At December 31, 2023, the accumulated LCFC revenues were fully recovered.

Financing Costs
In 2011, Cleco Power entered into and settled two treasury rate locks. Of the $26.8 million in settlements, $7.4 million was deferred as a regulatory asset relating to ineffectiveness of the hedge relationships. Also in 2011, Cleco Power entered into a forward starting swap contract. These derivatives were entered into in order to mitigate the interest rate exposure on coupon payments related to forecasted debt issuances. In 2013, the forward starting interest rate swap was settled at a loss of $3.3 million. Cleco Power deferred $2.9 million of the losses as a regulatory asset, which is being amortized over the terms of the related debt issuances.

Interest Costs
Cleco Power’s deferred interest costs include additional deferred capital construction financing costs authorized by the LPSC. These costs are being amortized over the estimated lives of the respective assets.

Madison Unit 3 Property Taxes
Beginning in July 2021, as approved by the LPSC in Cleco Power’s current retail rate plan, Cleco Power is allowed to recover property taxes paid for Madison Unit 3, including a carrying charge at Cleco Power’s weighted average cost of capital, grossed up for income taxes. The amount included in the cost recovery mechanism each year will amortize over 12 months.

Non-Service Cost of Postretirement Benefits
In 2018, FASB’s amended guidance related to defined benefit pension and other postretirement plans became effective. The amendment allows only the service cost component of net benefit cost to be eligible for capitalization within property, plant, and equipment. Beginning in 2018, Cleco Power’s non-service cost previously eligible for capitalization into property, plant, and equipment are being deferred to a regulatory asset and will be amortized over the estimated lives of the respective assets.

Other
On June 16, 2021, the LPSC approved Cleco Power’s current retail rate plan resulting in Cleco Power establishing several regulatory assets. Annually, Cleco Power is allowed to defer, as a regulatory asset, the undercollection of revenues related to the Northlake Transmission Agreement. The amount recorded in the regulatory asset will be amortized over the following regulatory period, beginning on July 1. At December 31, 2023, Cleco Power had a regulatory asset of $1.0 million relating to the Northlake Transmission Agreement.
In addition, the LPSC approved recovery of other previously deferred costs associated with Cleco Power’s current retail rate plan, which began being amortized over four years on July 1, 2021. At December 31, 2023, Cleco Power had a regulatory asset of $2.9 million for these deferred costs.

CLECO
CLECO POWER	2023 FORM 10-K
In June 2017, the LPSC approved the establishment of a regulatory asset upon the completion of the Coughlin Pipeline project for the revenue requirement associated with the project, until Cleco Power’s current retail rate plan was approved. As approved by the LPSC in Cleco Power’s current retail rate plan, the regulatory asset began being amortized over four years on July 1, 2021. At December 31, 2023, Cleco Power had a regulatory asset of $2.0 million related to the deferred revenue associated with the Coughlin Pipeline project.
Effective for income tax periods beginning on or after January 1, 2022, the Louisiana state corporate income tax rate was decreased from 8% to 7.5% and the state deduction for federal income taxes paid was eliminated. These changes resulted in an increase in income tax expense. Therefore, Cleco Power established a regulatory asset for the increased revenue requirements associated with the income tax expense in excess of the amount previously approved by the LPSC. Cleco Power plans to seek recovery of this regulatory asset in its current rate case, which was filed on June 30, 2023, with anticipated new rates being effective July 1, 2024. At December 31, 2023, Cleco Power had a balance of $4.5 million related to this regulatory asset.

Postretirement Costs
Cleco Power recognizes the funded status of its postretirement benefit plans as a net liability or asset. The net liability or asset is defined as the difference between the benefit obligation and the fair market value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. Historically, the LPSC has allowed Cleco Power to recover pension plan expense. Cleco Power, therefore, recognizes a regulatory asset based on its determination that these costs can be collected from customers. These costs are amortized to pension expense over the average service life of the remaining plan participants (approximately five years as of December 31, 2023, for Cleco’s plan) when it exceeds certain thresholds. The amount and timing of the recovery will be based on the changing funded status of the pension plan in future periods. For more information on Cleco’s pension plan and adoption of these authoritative guidelines, see Note 11 — “Pension Plan and Employee Benefits.”

Production Operations and Maintenance Expenses
Annually, Cleco Power is allowed to defer, as a regulatory asset, production operations and maintenance expenses, net of fuel and payroll, above the retail jurisdictional portion of $34.9 million, adjusted annually for a growth factor (deferral threshold). The amount of the regulatory asset is capped at $25.0 million. The LPSC allows Cleco Power to recover the amount deferred in any calendar year over the following three-year regulatory period, beginning on July 1, when the annual rates are set. Cleco Power had no deferral in 2023 and a deferral of $2.4 million in 2022.

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
In September 2022, the LPSC approved a settlement refunding $10.4 million to Cleco Power’s retail customers. As a result, a regulatory asset of $3.8 million was recognized for the incurred refund liability for retail revenues that will continue to be collected until Cleco Power’s current base rates are reset, which is expected to be on July 1, 2024, in its next FRP. On October 1, 2022, Cleco Power began amortizing the $3.8 million regulatory asset to Electric customer credits on its Consolidated Statement of Income as amounts are collected from customers. For more information on the settlement and the costs disallowed for recovery, see Note 14 — “Regulation and Rates — Regulatory Disallowance.”

Training Costs
In 2008, the LPSC approved Cleco Power’s request to establish a regulatory asset for training costs associated with existing processes and technology for new employees at Madison Unit 3. Recovery of these expenditures was approved by the LPSC in 2009. In 2010, Cleco Power began amortizing the regulatory asset over a 50-year period.

Tree Trimming Costs
In 2016, the LPSC approved Cleco Power to defer and recover through its base rates tree trimming costs. The LPSC authorized a deferral up to $10.9 million, excluding debt carrying costs. Cleco Power is currently collecting deferred tree trimming costs through its base rates and expects them to be fully amortized by 2026.

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

CLECO
CLECO POWER	2023 FORM 10-K
was enacted. Changes in the IRC from the TCJA had a material impact on the Registrants’ financial statements in 2017. Tax effects of changes in tax laws must be recognized in the period in which the law is enacted. Also, deferred tax assets and liabilities must be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At December 31, 2023, and 2022, Cleco and Cleco Power had $211.5 million and $257.4 million, respectively, accrued for the excess ADIT as a result of the TCJA. For more information on the status of the TCJA regulatory liability, see Note 14 — “Regulation and Rates — TCJA.”

Storm Reserves
On June 22, 2022, in conjunction with the storm recovery securitization financing and pursuant to the financing order issued by the LPSC on April 1, 2022, funded storm reserves for future storm restoration costs and Hurricane Ida storm restoration costs were established. Upon the closing of the securitization financing, Cleco Power withdrew $79.6 million from the LPSC approved Hurricane Ida storm reserve. At December 31, 2022, Cleco Power had $15.5 million recorded for the Hurricane Ida storm reserve and a regulatory asset of $9.4 million for non-capital expenses associated with Hurricane Ida that were under a prudency review by the LPSC.
On September 20, 2023, the LPSC approved a settlement allowing Cleco Power to withdraw the remaining unrecovered Hurricane Ida storm restoration costs, plus a carrying charge through September 2023, totaling $10.3 million from the Hurricane Ida storm reserve. The settlement also approved the transfer of the remaining balance of the Hurricane Ida storm reserve to the restricted reserve for future storm restoration costs. At December 31, 2023, all amounts remaining in the storm reserve are for future storm restoration costs.

Note 7 — Jointly Owned Generation Units
Cleco Power operates electric generation units that are jointly owned with other utilities. The joint-owners are responsible for their own share of the capital and the operating and maintenance costs of the respective units. Cleco Power is responsible for its own share of the direct expenses of its jointly owned generation units. Cleco Power’s share of expenses is included in the operating expenses on Cleco’s and Cleco Power’s Consolidated Statements of Income.
At December 31, 2023, the investment in and accumulated depreciation for each generating facility on Cleco’s and Cleco Power’s Consolidated Balance Sheets were as follows:

Cleco
		AT DEC. 31, 2023
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	UTILITY PLANT IN SERVICE	ACCUMULATED DEPRECIATION	CONSTRUCTION WORK IN PROGRESS	OWNERSHIP INTEREST PERCENTAGE	RATED CAPACITY (MW)	OWNERSHIP INTEREST (MW)
Acadia Power Station common facilities (1)	$17,384	$3,304	$977	50%
Brame Energy Center
Rodemacher Unit 2	$85,827	$39,798	$257	30%	523	157
Common facilities - Nesbitt Unit 1 and Rodemacher Unit 2	$3,336	$678	$16	62%
Common facilities - Rodemacher Unit 2 and Madison Unit 3	$2,979	$330	$2	69%
Common facilities - Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3	$10,696	$2,090	$337	77%
(1) Cleco Power has a 100% ownership interest in Acadia Unit 1. The common facilities at the Acadia Power Station are jointly owned.

Cleco Power
	AT DEC. 31, 2023
(THOUSANDS, EXCEPT PERCENTAGES AND MW)	UTILITY PLANT IN SERVICE	ACCUMULATED DEPRECIATION	CONSTRUCTION WORK IN PROGRESS	OWNERSHIP INTEREST PERCENTAGE	RATED CAPACITY (MW)	OWNERSHIP INTEREST (MW)
Acadia Power Station common facilities (1)	$18,158	$4,079	$977	50%
Brame Energy Center
Rodemacher Unit 2	$159,407	$113,378	$257	30%	523	157
Common facilities - Nesbitt Unit 1 and Rodemacher Unit 2	$4,744	$2,085	$16	62%
Common facilities - Rodemacher Unit 2 and Madison Unit 3	$3,069	$420	$2	69%
Common facilities - Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3	$20,739	$12,133	$337	77%
(1) Cleco Power has a 100% ownership interest in Acadia Unit 1. The common facilities at the Acadia Power Station are jointly owned.

Note 8 — Fair Value Accounting Instruments
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

CLECO
CLECO POWER	2023 FORM 10-K
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

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2023, and 2022, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Consolidated Balance Sheets. These amounts are presented on a gross basis.

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Short-term investments	$242,596	$242,596	$—	$—	$179,241	$179,241	$—	$—
FTRs	3,087	—	—	3,087	2,570	—	—	2,570
Natural gas derivatives	5,042	—	5,042	—	105,646	—	105,646	—
Total assets	$250,725	$242,596	$5,042	$3,087	$287,457	$179,241	$105,646	$2,570
Liability Description
FTRs	$781	$—	$—	$781	$294	$—	$—	$294
Natural gas derivatives	15,005	—	15,005	—	6,980	—	6,980	—
Total liabilities	$15,786	$—	$15,005	$781	$7,274	$—	$6,980	$294

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Short-term investments	$169,606	$169,606	$—	$—	$139,752	$139,752	$—	$—
FTRs	3,087	—	—	3,087	2,570	—	—	2,570
Total assets	$172,693	$169,606	$—	$3,087	$142,322	$139,752	$—	$2,570
Liability Description
FTRs	$781	$—	$—	$781	$294	$—	$—	$294
Natural gas derivatives	14,331	—	14,331	—	4,570	—	4,570	—
Total liabilities	$15,112	$—	$14,331	$781	$4,864	$—	$4,570	$294

Cleco has consistently applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the years ended December 31, 2023, and 2022, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At December 31, 2023, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased. At December 31, 2022, Cleco and Cleco Power had short-term investments in money market funds that had a maturity of three months or less when purchased.

CLECO
CLECO POWER	2023 FORM 10-K
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2023, and 2022:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022
Cash and cash equivalents	$113,207	$46,279
Current restricted cash and cash equivalents	$15,818	$23,548
Non-current restricted cash and cash equivalents	$113,571	$109,414

Cleco Power
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022
Cash and cash equivalents	$40,240	$6,813
Current restricted cash and cash equivalents	$15,818	$23,548
Non-current restricted cash and cash equivalents	$113,548	$109,391

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
The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Beginning balance	$2,276	$4,918	$3,216
Unrealized (losses) gains *	(425)	(495)	2,828
Purchases	8,089	7,270	9,871
Settlements	(7,634)	(9,417)	(10,997)
Ending balance	$2,306	$2,276	$4,918
* Unrealized (losses) gains are reported through Accumulated deferred fuel on Cleco Power's Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of December 31, 2023, and 2022:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT DOLLAR PER MWh)	Assets	Liabilities			Low	High
FTRs at Dec. 31, 2023	$3,087	$781	RTO auction pricing	FTR price - per MWh	$(3.51)	$7.07
FTRs at Dec. 31, 2022	$2,570	$294	RTO auction pricing	FTR price - per MWh	$(5.11)	$13.65

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

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
	2023		2022
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,400,293	$3,177,654	$3,482,556	$3,180,208
* The carrying value of long-term debt does not include deferred issuance costs of $14.2 million at December 31, 2023, and $16.2 million at December 31, 2022.

Cleco Power
	AT DEC. 31,
	2023		2022
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,886,248	$1,867,559	$1,895,508	$1,825,192
* The carrying value of long-term debt does not include deferred issuance costs of $11.5 million at December 31, 2023, and $12.3 million at December 31, 2022.

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

Concentrations of Credit Risk
At December 31, 2023, and 2022, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to capture interest income and minimize risk, cash is invested primarily in short-term securities issued by the

CLECO
CLECO POWER	2023 FORM 10-K
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

Note 9 — Derivative Instruments
In the normal course of business, Cleco utilizes derivative instruments, such as natural gas derivatives and FTRs, to mitigate volatility of overall fuel and purchased power costs.
Cleco has not elected to designate any of its current instruments as an accounting hedge. At December 31, 2023, there was no cash collateral posted with or received from counterparties that was netted on Cleco’s and Cleco Power’s Consolidated Balance Sheets. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Consolidated Balance Sheets at December 31, 2023, and 2022:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31, 2023	AT DEC. 31, 2022
				GROSS AMOUNTS OFFSET ON THE BALANCE SHEET		GROSS AMOUNTS NOT OFFSET ON THE BALANCE SHEET (1)
(THOUSANDS)	BALANCE SHEET LINE ITEM	NET ASSET (LIABILITY) ON THE BALANCE SHEET	GROSS ASSET (LIABILITY)	CASH COLLATERAL	NET ASSET (LIABILITY) ON THE BALANCE SHEET	COLLATERAL	NET AMOUNT
Commodity-related contracts
FTRs
Current	Energy risk management assets	$3,087	$2,570	$—	$2,570	$—	$2,570
Current	Energy risk management liabilities	(781)	(294)	—	(294)	—	(294)
Natural gas derivatives
Current	Energy risk management assets	5,042	53,251	(6,500)	46,751	(32,578)	14,173
Non-current	Energy risk management assets	—	58,895	—	58,895	(20,422)	38,473
Current	Energy risk management liabilities	(15,005)	(6,980)	—	(6,980)	—	(6,980)
Commodity-related contracts, net		$(7,657)	$107,442	$(6,500)	$100,942	$(53,000)	$47,942
(1) Represents letters of credit by counterparties.

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
		AT DEC. 31,
(THOUSANDS)	BALANCE SHEET LINE ITEM	2023	2022
Commodity-related contracts
FTRs
Current	Energy risk management assets	$3,087	$2,570
Current	Energy risk management liabilities	(781)	(294)
Natural gas derivatives
Current	Energy risk management liabilities	(14,331)	(4,570)
Commodity-related contracts, net		$(12,025)	$(2,294)

CLECO
CLECO POWER	2023 FORM 10-K
The following table presents the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Consolidated Statements of Income for the years December 31, 2023, 2022, and 2021:

Cleco
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2023	2022	2021
Commodity contracts
FTRs (1)	Electric operations	$6,320	$14,118	$12,797
FTRs (1)	Purchased power	(4,465)	(7,331)	(10,360)
Natural gas derivatives (2)	Fuel used for electric generation	(139,315)	180,522	134,144
Total		$(137,460)	$187,309	$136,581
(1) For the years ended December 31, 2023, 2022, and 2021, unrealized (losses) gains associated with FTRs of $(0.4) million, $(0.5) million, and $2.8 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the year ended December 31, 2023, unrealized losses and realized losses associated with natural gas derivatives for Cleco Power of $(9.8) million and $(2.0) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the year ended December 31, 2022, unrealized gains associated with natural gas derivatives for Cleco Power of $4.9 million were reported through Accumulated deferred fuel on the balance sheet. For the year ended December 31, 2022, Cleco Power had no realized gains (losses) associated with natural gas derivatives. Cleco Power had no natural gas derivatives during the year ended December 31, 2021.

Cleco Power
	AMOUNT OF GAIN/(LOSS) RECOGNIZED IN INCOME ON DERIVATIVES
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	DERIVATIVES LINE ITEM	2023	2022	2021
Commodity contracts
FTRs (1)	Electric operations	$6,320	$14,118	$12,797
FTRs (1)	Purchased power	(4,465)	(7,331)	(10,360)
Natural gas derivatives (2)	Fuel used for electric generation	(22,734)	—	—
Total		$(20,879)	$6,787	$2,437
(1) For the years ended December 31, 2023, 2022, and 2021, unrealized (losses) gains associated with FTRs of $(0.4) million, $(0.5) million, and $2.8 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the year ended December 31, 2023, unrealized losses and realized losses associated with natural gas derivatives of $(9.8) million and $(2.0) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the year ended December 31, 2022, unrealized gains associated with natural gas derivatives of $4.9 million were reported through Accumulated deferred fuel on the balance sheet. For the year ended December 31, 2022, Cleco Power had no realized gains (losses) associated with natural gas derivatives. Cleco Power had no natural gas derivatives during the year ended December 31, 2021.

The following tables present the volume of commodity-related derivative contracts outstanding at December 31, 2023, and 2022 for Cleco and Cleco Power:

Cleco
		TOTAL VOLUME OUTSTANDING
	UNIT OF MEASURE	AT DEC. 31,
(THOUSAND)		2023	2022
Commodity-related contracts
FTRs	MWh	9,611	9,085
Natural gas derivatives	MMBtus	61,119	85,350

Cleco Power
		TOTAL VOLUME OUTSTANDING
	UNIT OF MEASURE	AT DEC. 31,
(THOUSAND)		2023	2022
Commodity-related contracts
FTRs	MWh	9,611	9,085
Natural gas derivatives	MMBtus	19,915	4,840

CLECO
CLECO POWER	2023 FORM 10-K

Note 10 — Debt
Cleco Power’s total long-term indebtedness as of December 31, 2023, and 2022 was as follows:

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2023	2022
Bonds
Senior notes, 3.08%, due 2023	$—	$100,000
Senior notes, 3.17%, due 2024	50,000	50,000
Senior notes, 3.68%, due 2025	75,000	75,000
Senior notes, 3.47%, due 2026	130,000	130,000
Senior notes, 5.96%, due 2026	100,000	—
Senior notes, 4.33%, due 2027	50,000	50,000
Senior notes, 3.57%, due 2028	200,000	200,000
Senior notes, 6.50%, due 2035	295,000	295,000
Senior notes, 6.00%, due 2040	250,000	250,000
Senior notes, 5.12%, due 2041	100,000	100,000
Series A GO Zone bonds, 2.50%, due 2038, mandatory tender in 2025	50,000	50,000
Series B GO Zone bonds, 4.25%, due 2038	50,000	50,000
Cleco Securitization I’s storm recovery bonds, 4.016%, due 2033	115,426	125,000
Cleco Securitization I’s storm recovery bonds, 4.646%, due 2044	300,000	300,000
Total bonds	1,765,426	1,775,000
Bank term loan, variable rate, due 2024	125,000	125,000
Finance leases
Barge lease obligations	12,971	13,807
Gross amount of long-term debt and finance leases	1,903,397	1,913,807
Long-term debt due within one year	(189,389)	(109,508)
Finance leases classified as long-term debt due within one year	(925)	(836)
Unamortized debt discount	(4,178)	(4,492)
Unamortized debt issuance costs	(11,753)	(12,524)
Total long-term debt and finance leases, net	$1,697,152	$1,786,447

Cleco’s total long-term indebtedness as of December 31, 2023, and 2022 was as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2023	2022
Total Cleco Power long-term debt and finance leases, net	$1,697,152	$1,786,447
Cleco Holdings’ long-term debt, net
Senior notes, 3.250%, due 2025	165,000	165,000
Senior notes, 3.743%, due 2026	535,000	535,000
Senior notes, 3.375%, due 2029	300,000	300,000
Senior notes, 4.973%, due 2046	350,000	350,000
Bank term loan, variable rate, due 2024	66,700	132,300
Long-term debt due within one year	(66,497)	(230,524)
Unamortized debt issuance costs(1)	(2,776)	(3,877)
Fair value adjustment	97,345	104,748
Total Cleco long-term debt and finance leases, net	$3,141,924	$3,139,094
(1) For December 31, 2023, and 2022, this amount includes unamortized debt issuance costs for Cleco Holdings of $7.0 million and $8.5 million, respectively, partially offset by deferred debt issuance costs eliminated as a result of the 2016 Merger of $4.3 million and $4.6 million, respectively. For more information, see Note 6 — “Regulatory Assets and Liabilities — Cleco Holdings’ 2016 Merger Adjustments.”

The principal amounts payable under long-term debt agreements for each year through 2028 and thereafter are as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2024	$189,499	$256,199
2025 (1)	$90,087	$255,087
2026	$245,699	$780,699
2027	$66,336	$66,336
2028	$216,999	$216,999
Thereafter	$1,081,806	$1,731,806
(1) Does not include Series A GO Zone bonds that have a maturity date of December 2038 but a mandatory tender in May 2025.

The principal amounts payable under the finance lease agreement for each year through 2028 and thereafter are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2024	$925
2025	$1,023
2026	$1,133
2027	$1,253
2028	$1,388
Thereafter	$7,249

For more information on the finance agreement, see Note 4 — “Leases — Finance Lease.”
Cleco Power

At December 31, 2023, and December 31, 2022, Cleco Power’s long-term debt and finance leases due within one year was $190.3 million and $110.3 million, respectively. The increase of $80.0 million is primarily due to the reclassification of a $125.0 million bank term loan due May 2024, $50.0 million of Cleco Power’s senior notes due in December 2024, and $4.9 million of additional Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2024. These increases are offset by the refinancing of Cleco Power’s $100.0 million senior notes due in December 2023 with $100.0 million of Cleco Power’s senior notes with a maturity date of December 2026.
On December 14, 2023, Cleco Power entered into a note purchase agreement for the issuance and sale in a private placement of $100.0 million aggregate principal amount of senior notes at a fixed interest rate of 5.96% and a maturity date of December 14, 2026. The proceeds of the issuance were used to pay Cleco Power’s $100.0 million aggregate principal amount of senior notes due December 2023.
Other than Cleco Securitization I’s storm recovery bonds, all of Cleco Power’s debt outstanding at December 31, 2023, and 2022 is unsecured and unsubordinated.

Cleco
At December 31, 2023, and December 31, 2022, Cleco’s long-term debt and finance leases due within one year was $256.8 million and $340.9 million respectively. The decrease of $84.1 million is primarily due to the reclassification of Cleco Holdings’ $165.0 million senior notes as a result of the extension of the maturity date to May 2025 and the refinancing

CLECO
CLECO POWER	2023 FORM 10-K
of Cleco Power’s $100.0 million senior notes due in December 2023 with $100.0 million of Cleco Power’s senior notes with a maturity date of December 2026. These decreases were partially offset by the reclassification of Cleco Power’s $125.0 million bank term loan due in May 2024, Cleco Power’s $50.0 million senior notes due in December 2024, and $4.9 million of additional Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2024.
On May 1, 2023, Cleco Holdings amended certain terms of the supplemental indenture governing its $165.0 million senior notes due in 2023. As a result, the interest rate of the senior notes changed to a floating interest rate equal to SOFR plus 1.725% and the maturity date was extended from May 1, 2023, to May 1, 2025.
Other than Cleco Securitization I’s storm recovery bonds, all of Cleco’s debt outstanding at December 31, 2023, and 2022 is unsecured and unsubordinated.
Upon approval of the Cleco Cajun Acquisition, commitments were made to the LPSC by Cleco, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2023, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

Credit Facilities
At December 31, 2023, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $110.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. The total of all revolving credit facilities creates a maximum aggregate capacity of $475.0 million. Cleco and Cleco Power had $64.0 million and $45.0 million, respectively, outstanding under their credit facilities at December 31, 2022. Cleco Holdings and Cleco Power had no amounts outstanding under their uncommitted lines of credit at December 31, 2023, and 2022.
On February 17, 2023, Cleco Holdings and Cleco Power amended their respective revolving credit facilities and bank term loans to transition the benchmark interest rate from LIBOR to SOFR.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2023, Cleco Holdings was in compliance with the covenants of its revolving credit facility.
At December 31, 2023, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and expires in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At December 31, 2023, Cleco Power was in compliance with the covenants of its credit facility. At December 31, 2023, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Note 11 — Pension Plan and Employee Benefits
Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Benefits under the plan reflect an employee’s years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment with Cleco. Cleco’s policy is to base its contributions to the employee pension plan upon actuarial computations utilizing the projected unit credit method, subject to the IRS’s full funding limitation. Cleco was not required to make contributions to the pension plan in 2023, 2022, or 2021. Required contributions are driven by liability funding target percentages set by law and could cause the required contributions to be uneven among the years. Based on the funding assumptions at December 31, 2023, management estimates that $94.2 million in pension contributions will be required through 2028, of which $25.7 million will be required in 2024. Future discretionary contributions may be made depending on changes in assumptions, the ability to utilize the contribution as a tax deduction, and requirements concerning recognizing a minimum pension liability. Adverse changes in assumptions or adverse actual events could cause additional minimum contributions. The ultimate amount and timing of the contributions may be affected by changes in the discount rate, changes in the funding regulations, and actual returns on fund assets. Cleco Power is the plan sponsor, and Support Group is the plan administrator.
Certain Cleco Cajun employees are eligible to participate as a cash balance participant and are credited with all service that was credited to them under the NRG Pension Plan as of February 4, 2019. Benefits reflect the employee’s years of

CLECO
CLECO POWER	2023 FORM 10-K
service, age at retirement, and accrued benefit at retirement. The interest crediting rate on the cash balance plan was 5.56% and 5.07% at December 31, 2023, and 2022, respectively.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
Cleco recognizes the expected cost of Other Benefits during the periods in which the benefits are earned.
The employee pension plan and Other Benefits plan obligation, plan assets, and funded status at December 31, 2023, and 2022 are presented in the following table:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of period	$500,869	$680,417	$43,306	$55,257
Service cost	4,977	8,589	1,472	2,204
Interest cost	26,423	19,841	2,285	1,484
Plan participants’ contributions	—	—	—	1,904
Actuarial loss (gain)	26,300	(174,733)	(5,110)	(10,289)
Expenses paid	(3,018)	(3,744)	—	—
Benefits paid	(30,069)	(29,501)	(5,117)	(7,254)
Benefit obligation at end of period	525,482	500,869	47,056	43,306
Change in plan assets
Fair value of plan assets at beginning of period	402,285	527,427	—	—
Actual (loss) gain return on plan assets	38,761	(91,897)	—	—
Employer contributions	200	—	—	—
Expenses paid	(3,018)	(3,744)	—	—
Benefits paid	(30,069)	(29,501)	—	—
Fair value of plan assets at end of period	408,159	402,285	—	—
Unfunded status	$(117,323)	$(98,584)	$(47,056)	$(43,306)

The current and non-current portions of the Pension Benefits liability for Cleco and Cleco Power at December 31, 2023, and 2022 are as follows:

	AT DEC. 31,
(THOUSANDS)	2023	2022
Current	$25,685	$—
Non-current	$91,638	$98,584

The employee pension plan accumulated benefit obligation at December 31, 2023, and 2022 is presented in the following table:

	PENSION BENEFITS
	AT DEC. 31,
(THOUSANDS)	2023	2022
Accumulated benefit obligation	$505,508	$481,398

The following table presents the net actuarial gains/losses included in other comprehensive income for Other Benefits and in regulatory assets for pension related to current year gains and losses as a result of being included in net periodic benefit costs for the employee pension plan and Other Benefits plan for the years ended December 31, 2023, and 2022:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2023	2022
Net actuarial loss (gain) occurring during period	$17,082	$(58,124)	$5,110	$(10,289)
Net actuarial loss (gain) amortized during period	$—	$12,332	$(45)	$1,207

The pension net actuarial loss was $17.1 million for the year ended December 31, 2023, primarily due to updated demographic assumptions resulting from the completion of an experience study in 2023 and a decrease in the discount rate. This loss was partially offset by higher than expected return on assets. The pension net actuarial gain was $58.1 million for the year ended December 31, 2022, primarily due to an increase in the discount rate, partially offset by lower than expected return on assets.
The Other Benefits net actuarial loss was $5.1 million for the year ended December 31, 2023, primarily due to updated demographic assumptions resulting from the completion of an experience study in 2023. The Other Benefits net actuarial gain was $10.3 million for the year ended December 31, 2022, primarily due to an increase in the discount rate.

CLECO
CLECO POWER	2023 FORM 10-K
The following table presents net actuarial gains/losses in accumulated other comprehensive income that have not been recognized as components of net periodic benefit costs for the employee pension plan and Other Benefits plans at December 31, 2023, and 2022:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
(THOUSANDS)	2023	2022	2023	2022
Net actuarial loss	$64,399	$47,317	$13,103	$13,705
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Consolidated Statements of Income. The components of net periodic pension and Other Benefits costs for 2023, 2022, and 2021 are as follows:

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021	2023	2022	2021
Components of periodic benefit costs
Service cost	$4,977	$8,589	$10,516	$1,472	$2,204	$2,425
Interest cost	26,423	19,841	18,668	2,285	1,484	1,283
Expected return on plan assets	(29,544)	(24,706)	(22,801)	—	—	—
Amortizations
Net loss (gain)	—	12,332	20,738	(45)	1,210	1,523
Net periodic benefit cost	$1,856	$16,056	$27,121	$3,712	$4,898	$5,231
Special/contractual termination benefits	—	—	3,270	—	—	—
Total benefit cost	$1,856	$16,056	$30,391	$3,712	$4,898	$5,231

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
Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred with a like amount of assets to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the years ended December 31, 2023, 2022, and 2021 was $1.9 million, $3.2 million, and $4.5 million, respectively.
Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 was $3.5 million, $4.4 million, and $4.7 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at December 31, 2023, and 2022 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2023	2022
Current	$5,241	$5,017
Non-current	$41,815	$38,366

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2023	2022
Current	$4,479	$4,310
Non-current	$32,289	$30,082

The measurement date used to determine the pension and other postretirement benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	PENSION BENEFITS		OTHER BENEFITS
	AT DEC. 31,		AT DEC. 31,
	2023	2022	2023	2022
Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.13%	5.44%	5.25%	5.61%
Rate of compensation increase	3.50%	2.76%	N/A	N/A

CLECO
CLECO POWER	2023 FORM 10-K

		PENSION BENEFITS			OTHER BENEFITS
	FOR THE YEAR ENDED DEC. 31,			FOR THE YEAR ENDED DEC. 31,
	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine the net benefit cost
Discount rate	5.44%	2.98%	2.74%	5.61%	2.82%	2.39%
Expected return on plan assets	6.60%	5.25%	5.00%	N/A	N/A	N/A
Rate of compensation increase	2.76%	2.73%	2.71%	N/A	N/A	N/A

The expected return on plan assets was determined by examining the risk profile of each target category as compared to the expected return on that risk, within the parameters determined by Cleco’s Retirement Committee. In assessing the risk as compared to return profile, historical returns as compared to risk were considered. The historical risk compared to returns was adjusted for the expected future long-term relationship between risk and return. For the calculation of the 2024 periodic expense, Cleco decreased the discount rate to 5.13% and increased the expected long-term return on plan assets to 6.68%. Cleco expects pension expense to decrease in 2024 by approximately $1.3 million due to an increase in expected return on plan assets and a decrease in service costs from increased retirements.
Employee pension plan assets are invested in accordance with the Pension Plan’s Investment Policy Statement. At December 31, 2023, allowable investments included U.S. Equity Portfolios, International Equity - Developed Markets Portfolios, Emerging Markets Equity Portfolios, Multi-Asset Credits, Treasury Separate Trading of Registered Interest and
Principal of Securities (STRIPS), Fixed Income Portfolios - Long Credit and Intermediate Government Credit, and Real Estate Portfolios.
Real estate funds and the pooled separate accounts are stated at estimated market value based on appraisal reports prepared annually by independent real estate appraisers (members of the American Institute of Real Estate Appraisers). The estimated market value of recently acquired properties is assumed to approximate cost.

Fair Value Disclosures
Cleco classifies assets and liabilities measured at their fair value according to three different levels, depending on the inputs used in determining fair value. For more information on the fair value hierarchy, see Note 8 — “Fair Value Accounting Instruments.”
There have been no changes in the methodologies for determining fair value at December 31, 2023, and 2022. The following tables disclose the pension plan’s fair value of financial assets measured on a recurring basis:

(THOUSANDS)		AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$22,250	$—	$22,250	$—
Government securities		14,418	—	14,418	—
Mutual funds
Domestic		85,821	85,821	—	—
International		42,083	42,083	—	—
Real estate funds		35,032	—	—	35,032
Corporate debt		94,677	—	94,677	—
Total		$294,281	$127,904	$131,345	$35,032

	Investments measured at net asset value*	112,110
	Interest accrual	1,768
	Total net assets	$408,159
	*Investments measured at net asset value consist of Common/ collective trust.

CLECO
CLECO POWER	2023 FORM 10-K

(THOUSANDS)		AT DEC. 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset Description
Cash equivalents		$7,345	$—	$7,345	$—
Government securities		33,019	—	33,019	—
Mutual funds
Domestic		78,349	78,349	—	—
International		39,722	39,722	—	—
Real estate funds		39,370	—	—	39,370
Corporate debt		103,940	—	103,940	—
Total		$301,745	$118,071	$144,304	$39,370

	Investments measured at net asset value*	98,505
	Interest accrual	2,035
	Total net assets	$402,285
	*Investments measured at net asset value consist of Common/ collective trust.
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
The following is a reconciliation of the beginning and ending balances of the pension plan’s real estate funds measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023, and 2022:

(THOUSANDS)
Balance, Dec. 31, 2021	$39,091
Realized losses	(2,451)
Unrealized gains	4,112
Purchases	2,027
Sales	(3,409)
Balance, Dec. 31, 2022	$39,370
Realized losses	66
Unrealized losses	(5,786)
Purchases	2,021
Sales	(639)
Balance, Dec. 31, 2023	$35,032

The market-related value of plan assets differs from the fair value of plan assets by the amount of deferred asset gains or losses. Actual asset returns that differ from the expected return on plan assets are deferred and recognized in the market-related value of assets on a straight-line basis over a five-year period. For 2023, the return on plan assets was 9.23% compared to an expected long-term return of 6.60%. The 2022 return on pension plan assets was (19.94)% compared to an expected long-term return of 5.25%. As of December 31, 2023, none of the pension plan participants’ future annual benefits are covered by insurance contracts.

Pension Plan Strategic Asset Allocation
In December 2023, Cleco’s Retirement Committee revised the pension plan’s asset allocation with a focus on increasing the funded status of the plan. As the funded ratio of the plan increases, the portfolio allocation to return-seeking assets (equity and equity-like investments) would be reduced and be offset by an increase in fixed income investments (defined in the policy as liability-hedging assets). The purpose is to reduce the funded ratio volatility and reduce risk in the portfolio as the funded ratio improves. If the funded ratio declines significantly, Cleco’s Retirement Committee will provide instructions about re-allocations to return-seeking assets.
The general funded status to target portfolio allocations are as follows:

FUNDED STATUS	RETURN-SEEKING	LIABILITY-HEDGING CREDIT	LIABILITY-HEDGING GOVERNMENT
≤ 80%	60%	20%	20%
80% to 100%	60% to 47%	20% to 37%	20% to 16%
100% to 115%	47% to 10%	37% to 83%	16% to 7%
≥ 115%	10%	83%	7%

In order to meet these objectives and to control risk, Cleco’s Retirement Committee has established the following guidelines that the investment managers must follow in the management of the pension fund assets:

Liability-Hedging Assets
The pension plan investments may include the following liability-hedging assets:

•High-quality credit-oriented investment grade bonds,
•U.S. Treasuries and other U.S. Government-related securities,
•Mortgage securities issues,
•Real estate debt,
•Private placement credit, and
•Securitized assets.

Cash equivalents are held to meet the benefit obligations of the pension plan and to pay fees. The primary objective of holding liability-hedging assets is to reduce the pension plan’s surplus volatility.

CLECO
CLECO POWER	2023 FORM 10-K
Return-Seeking Assets
The pension plan investments may include the following return-seeking assets:

•Public equity,
•Multi-asset credit, and
•Open-ended real assets.

The use of futures and options positions that leverage portfolio positions through borrowing, short sales, or other encumbrances of the pension plan’s assets is prohibited. Certain liability-hedging managers are exempt from the prohibition on derivatives use due to the nature of long duration fixed income management. The investment manager shall not purchase any securities of its organization or affiliated entities.

Other Pension Plan Disclosures
The assumed health care cost trend rates used to measure the expected cost of Other Benefits is 5.0% for 2024 and remains at 5.0% thereafter. The rate used for 2023 was also 5.0%. Assumed health care cost trend rates have a limited effect on the amount reported for Cleco’s health care plans.
The projected benefit payments for the employee pension plan and Other Benefits plan for each year through 2028 and the next five years thereafter are listed in the following table:

(THOUSANDS)	PENSION BENEFITS	OTHER BENEFITS, GROSS
For the year ending Dec. 31,
2024	$31,857	$5,241
2025	$32,793	$5,182
2026	$33,268	$5,167
2027	$33,760	$5,130
2028	$34,355	$5,049
Five years thereafter	$176,293	$23,443

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
SERP’s funded status at December 31, 2023, and 2022 is presented in the following table:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022
Change in benefit obligation
Benefit obligation at beginning of period	$68,427	$93,179
Service cost	142	227
Interest cost	3,604	2,679
Actuarial gain	(345)	(22,097)
Benefits paid	(4,366)	(5,561)
Benefit obligation at end of period	$67,462	$68,427

SERP’s accumulated benefit obligation at December 31, 2023, and 2022 is presented in the following table:

	SERP BENEFITS
	AT DEC. 31,
(THOUSANDS)	2023	2022
Accumulated benefit obligation	$67,462	$68,427

The following table presents net actuarial gains/losses and prior service credits included in other comprehensive income or regulatory assets related to current year gains and losses as a result of being amortized as a component of net periodic benefit costs for SERP for December 31, 2023, and 2022:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022
Net actuarial gain occurring during year	$(345)	$(22,097)
Net actuarial loss amortized during year	$(63)	$1,049
Prior service credit amortized during year	$(215)	$(215)

The SERP net actuarial gain was $0.3 million for the year ended December 31, 2023, primarily due to new census data partially offset by a decrease in the discount rate. The following table presents net actuarial losses and prior service credit in accumulated other comprehensive income and regulatory assets that have not been recognized as components of net periodic benefit costs for SERP at December 31, 2023, and 2022:

	SERP BENEFITS
	AT DEC. 31
(THOUSANDS)	2023	2022
Net actuarial loss	$7,819	$8,241
Prior service credit	$(1,085)	$(1,299)

CLECO
CLECO POWER	2023 FORM 10-K
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Consolidated Statements of
Income. The components of the net SERP costs for 2023, 2022, and 2021 are as follows:

		SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Components of periodic benefit costs
Service cost	$142	$227	$232
Interest cost	3,604	2,679	2,538
Amortizations
Prior service credit	(215)	(215)	(215)
Net loss	(63)	1,049	1,228
Net periodic benefit cost	$3,468	$3,740	$3,783

The measurement date used to determine the SERP benefits is December 31. The assumptions used to determine the benefit obligation and the periodic costs are as follows:

	SERP BENEFITS
	AT DEC. 31,
	2023	2022
Weighted-average assumptions used to determine the benefit obligation
Discount rate	5.13%	5.46%
Rate of compensation increase	N/A	N/A

			SERP BENEFITS
	FOR THE YEAR ENDED DEC. 31,
	2023	2022	2021
Weighted-average assumptions used to determine the net benefit cost
Discount rate	5.46%	2.95%	2.64%
Rate of compensation increase	N/A	N/A	N/A

The expense related to SERP reflected on Cleco Power’s Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 was $0.5 million, $0.6 million, and $0.6 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at December 31, 2023, and 2022 are as follows:

Cleco
	AT DEC. 31,
(THOUSANDS)	2023	2022
Current	$4,593	$4,713
Non-current	$62,868	$63,714

Cleco Power
	AT DEC. 31,
(THOUSANDS)	2023	2022
Current	$613	$672
Non-current	$8,394	$9,087

The projected benefit payments for SERP for each year through 2028 and the next five years thereafter are shown in the following table:

(THOUSANDS)	2024	2025	2026	2027	2028	FIVE YEARS THEREAFTER
SERP	$4,593	$4,748	$4,883	$4,852	$4,847	$23,601

401(k)
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the years ended December 31, 2023, 2022, and 2021 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
401(k) Plan expense	$7,770	$7,310	$7,780

CLECO
CLECO POWER	2023 FORM 10-K
Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the years ended December 31, 2023, 2022, and 2021 was as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
401(k) Plan expense	$2,859	$2,685	$2,765

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

Note 12 — Income Taxes
Cleco
The following table presents a reconciliation of income tax (benefit) expense at the statutory rate and income tax (benefit) expense on (loss) income from continuing operations reported on Cleco’s Consolidated Statement of Income:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2023	2022	2021
(Loss) income from continuing operations before income taxes	$(94,942)	$253,183	$161,346
Statutory rate	21.0%	21.0%	21.0%
Tax (benefit) expense at federal statutory rate	$(19,938)	$53,168	$33,883
Increase (decrease)
Flowthrough of tax benefits	(7,847)	(12,272)	(356)
State income taxes, net of federal benefit	(2,256)	16,519	9,666
Return to accrual adjustment	(30)	(378)	(3,852)
Permanent adjustments	(388)	(4,621)	436
Amortization of excess ADIT	(33,518)	(32,639)	(37,254)
Other, net	(1,096)	258	(1,190)
Total tax (benefit) expense	$(65,073)	$20,035	$1,333
Effective rate	68.5%	7.9%	0.8%

Information about current and deferred income tax expense from continuing operations is as follows:

		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Current federal income tax (benefit) expense	$(45,429)	$25,478	$26,173
Deferred federal income tax benefit	(7,137)	(9,835)	(44,464)
Amortization of accumulated deferred investment tax credits	(127)	(134)	(141)
Total federal income tax (benefit) expense	$(52,693)	$15,509	$(18,432)
Current state income tax (benefit) expense	(9,787)	10,326	4,158
Deferred state income tax (benefit) expense	(2,593)	(5,800)	15,607
Total state income tax (benefit) expense	$(12,380)	$4,526	$19,765
Total federal and state income tax (benefit) expense	$(65,073)	$20,035	$1,333
Items charged or credited directly to member’s equity
Federal deferred income tax	(1,374)	6,297	514
State deferred income tax	(531)	2,431	(120)
Total tax (benefit) expense from items charged directly to member’s equity	$(1,905)	$8,728	$394
Total federal and state income tax (benefit) expense	$(66,978)	$28,763	$1,727

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2023, and 2022 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2023	2022
Depreciation and property basis differences	$(764,958)	$(869,796)
Net operating loss carryforward	57,464	135,914
NMTC	78,955	88,245
Fuel costs	232	(41,233)
Other comprehensive income	5,927	4,022
Regulated operations regulatory liability, net	(161,427)	(114,711)
Postretirement benefits	38,282	38,418
Merger fair value adjustments	(46,052)	(47,929)
Other	(9,820)	(13,230)
Accumulated deferred federal and state income taxes, net	$(801,397)	$(820,300)

Cleco Power
The following table presents a reconciliation of income tax (benefit) expense at the statutory rate and income tax (benefit) expense on (loss) income reported on Cleco’s Consolidated Statement of Income:

CLECO
CLECO POWER	2023 FORM 10-K

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS, EXCEPT PERCENTAGES)	2023	2022	2021
Income before tax	$132,715	$172,560	$124,735
Statutory rate	21.0%	21.0%	21.0%
Tax expense at federal statutory rate	$27,870	$36,238	$26,194
Increase (decrease)
Flowthrough of tax benefits	(7,847)	(12,272)	(356)
State income taxes, net of federal benefit	12,296	12,109	6,343
Return to accrual adjustment	(204)	14	(3,831)
Amortization of excess ADIT	(33,518)	(32,639)	(37,254)
Other, net	(3,031)	(947)	(449)
Total tax (benefit) expense	$(4,434)	$2,503	$(9,353)
Effective rate	(3.3)%	1.5%	(7.5)%
Information about current and deferred income tax expense is as follows:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Current federal income tax expense	$11,188	$4,921	$—
Deferred federal income tax benefit	(20,029)	(1,926)	(23,071)
Amortization of accumulated deferred investment tax credits	(127)	(134)	(142)
Total federal income tax expense (benefit)	$(8,968)	$2,861	$(23,213)
Current state income tax expense	5,617	2,406	—
Deferred state income tax (benefit) expense	(1,083)	(2,764)	13,860
Total state income tax expense (benefit)	$4,534	$(358)	$13,860
Total federal and state income tax expense (benefit)	$(4,434)	$2,503	$(9,353)
Items charged or credited directly to members’ equity
Federal deferred income tax	(528)	2,610	1,714
State deferred income tax	(208)	1,008	338
Total tax expense from items charged directly to member’s equity	$(736)	$3,618	$2,052
Total federal and state income tax expense (benefit)	$(5,170)	$6,121	$(7,301)

The balance of accumulated deferred federal and state income tax assets and liabilities at December 31, 2023, and 2022 was comprised of the following:

	AT DEC. 31,
(THOUSANDS)	2023	2022
Depreciation and property basis differences	$(699,020)	$(754,200)
Net operating loss carryforward	35,359	94,555
Fuel costs	1,652	(13,594)
Other comprehensive income	3,336	2,604
Regulated operations regulatory liability, net	(161,427)	(114,711)
Postretirement benefits	25,005	24,946
Other	(11,465)	(9,727)
Accumulated deferred federal and state income taxes, net	$(806,560)	$(770,127)

Valuation Allowance
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At December 31, 2023, and 2022, Cleco had a deferred tax asset resulting from a NMTC carryforward of $79.0 million and $88.2 million, respectively. If the NMTC carryforward is not utilized, it will begin to expire in 2030. Management considers it more likely than not that the deferred tax asset related to the NMTC carryforward will be realized; therefore, no valuation allowance has been recorded for Cleco and Cleco Power.
Quarterly, management closely monitors and evaluates the realizability of deferred tax assets, and adjustments are recorded as appropriate in future periods. In evaluating the need for a valuation allowance, management considers various factors, including the expected level of future taxable income, available tax planning strategies, and reversals of existing taxable temporary differences. If such estimates and related assumptions change in the future, Cleco and Cleco Power may be required to record a valuation allowance against its deferred tax assets, resulting in additional income tax expense in Cleco’s and Cleco Power’s Consolidated Statements of Income.

Net Operating Losses
For the 2022 tax year, Cleco created a federal net operating loss of $538.5 million and a state net operating loss of $348.2 million. For the 2023 tax year, Cleco expects to utilize a federal net operating loss of $318.0 million and a state net operating loss of $199.6 million.
For the 2022 tax year, Cleco Power created a federal net operating loss of $336.1 million and a state operating loss of $348.2 million. For the 2023 tax year, Cleco Power expects to utilize a federal net operating loss of $220.8 million and state net operating loss of $199.6 million.
Both the federal and state net operating losses may be carried forward indefinitely. Cleco and Cleco Power consider it more likely than not that these income tax losses will be utilized to reduce future income tax payments, and the entire net operating loss carryforward will be utilized.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. At December 31, 2023, and 2022, Cleco and Cleco Power had no interest payable related to uncertain tax positions. For the years ended December 31, 2023, 2022, and 2021, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At December 31, 2023, and 2022, Cleco and Cleco Power had no liability for unrecognized tax positions.

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

CLECO
CLECO POWER	2023 FORM 10-K
The state income tax years 2020, 2021, and 2022 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expenses. For the years ended December 31, 2023, 2022, and 2021, no penalties were recognized.

Note 13 — Segment Disclosures
Cleco
Segment disclosures are based on Cleco’s method of internal reporting, which disaggregates business units by first-tier subsidiary. The financial information for historical periods provided in this Annual Report on Form 10-K has been recast to reflect the presentation of the Cleco Cajun Sale Group as discontinued operations within the Other column. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management measures performance and allocates resources. Cleco has recast data from prior periods to reflect this change to conform to the current year presentation. For more information, see Note 3 — “Discontinued Operations.”
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

SEGMENT INFORMATION
FOR THE YEAR ENDED DEC. 31, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$1,197,369
Other operations	111,561
Affiliate revenue	8,904
Electric customer credits	(60,689)
Operating revenue, net	$1,257,145
Net income	$137,149
Add: Depreciation and amortization	191,745
Less: Interest income	5,011
Add: Interest charges	98,879
Add: Federal and state income tax benefit	(4,434)
EBITDA	$418,328

FOR THE YEAR ENDED DEC. 31, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,197,369	$(9,454)		$—	$1,187,915
Other operations	111,561	5		(1)	111,565
Affiliate revenue	8,904	120,716		(129,620)	—
Electric customer credits	(60,689)	—		—	(60,689)
Operating revenue, net	$1,257,145	$111,267		$(129,621)	$1,238,791
Depreciation and amortization	$191,745	$17,644	(1)	$—	$209,389
Interest income	$5,011	$571		$(189)	$5,393
Interest charges	$98,879	$66,165		$(188)	$164,856
Federal and state income tax benefit	$(4,434)	$(60,639)		$—	$(65,073)
Income (loss) from continuing operations, net of income taxes	$137,149	$(167,018)		$—	$(29,869)
Income from discontinued operations, net of income taxes	$—	$14,642		$—	$14,642
Net income (loss)	$137,149	$(152,376)		$—	$(15,227)
Additions to property, plant, and equipment	$220,982	$9,256		$—	$230,238
Equity investment in investee	$1,992	$(467,329)		$467,329	$1,992
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,920,339	$870,743		$309,311	$8,100,393
(1) Includes $9.5 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2023 FORM 10-K

FOR THE YEAR ENDED DEC. 31, 2022 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$1,523,066
Other operations	98,759
Affiliate revenue	6,377
Electric customer credits	(7,674)
Operating revenue, net	$1,620,528
Net income	$170,057
Add: Depreciation and amortization	178,231
Less: Interest income	5,082
Add: Interest charges	88,218
Add: Federal and state income tax expense	2,503
EBITDA	$433,927

FOR THE YEAR ENDED DEC. 31, 2022 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,523,066	$(9,680)		$—	$1,513,386
Other operations	98,759	9		—	98,768
Affiliate revenue	6,377	109,015		(115,392)	—
Electric customer credits	(7,674)	—		—	(7,674)
Operating revenue, net	$1,620,528	$99,344		$(115,392)	$1,604,480
Depreciation and amortization	$178,231	$17,588	(1)	$—	$195,819
Interest income	$5,082	$265		$(97)	$5,250
Interest charges	$88,218	$55,834		$(96)	$143,956
Federal and state income tax expense	$2,503	$17,532		$—	$20,035
Income (loss) from continuing operations, net of income taxes	$170,057	$63,093		$(2)	$233,148
Loss from discontinued operations, net of income taxes	$—	$(44,337)		$—	$(44,337)
Net income (loss)	$170,057	$18,756		$(2)	$188,811
Additions to property, plant, and equipment	$228,940	$7,827		$—	$236,767
Equity investment in investee	$2,072	$(320,348)		$320,348	$2,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,834,970	$1,237,096		$181,683	$8,253,749
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE YEAR ENDED DEC. 31, 2021 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$1,202,249
Other operations	74,625
Affiliate revenue	5,641
Electric customer credits	(40,878)
Operating revenue, net	$1,241,637
Net income	$134,088
Add: Depreciation and amortization	173,498
Less: Interest income	3,294
Add: Interest charges	73,090
Add: Federal and state income tax (benefit)	(9,353)
EBITDA	$368,029

CLECO
CLECO POWER	2023 FORM 10-K

FOR THE YEAR ENDED DEC. 31, 2021 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$1,202,249	$(9,680)		$—	$1,192,569
Other operations	74,625	8		—	74,633
Affiliate revenue	5,641	113,623		(119,264)	—
Electric customer credits	(40,878)	—		—	(40,878)
Operating revenue, net	$1,241,637	$103,951		$(119,264)	$1,226,324
Depreciation and amortization	$173,498	$21,495	(1)	$—	$194,993
Interest income	$3,294	$125		$(122)	$3,297
Interest charges	$73,090	$55,830		$(122)	$128,798
Federal and state income tax expense (benefit)	$(9,353)	$10,686		$—	$1,333
Income from continuing operations, net of income taxes	$134,088	$25,924		$1	$160,013
Income from discontinued operations, net of income taxes	$—	$34,953		$—	$34,953
Net income	$134,088	$60,877		$1	$194,966
Additions to property, plant, and equipment	$300,957	$10,184		$—	$311,141
Equity investment in investee	$2,072	$(46,901)		$46,901	$2,072
Goodwill	$1,490,797	$—		$—	$1,490,797
Total segment assets	$6,620,298	$1,723,191		$(218,471)	$8,125,018
(1) Includes $9.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE YEARS ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Net income	$(15,227)	$188,811	$194,966
Less: income (loss) from discontinued operations, net of income taxes	14,642	(44,337)	34,953
Income from continuing operations, net of income taxes	(29,869)	233,148	160,013
Add: Depreciation and amortization	209,389	195,819	194,993
Less: Interest income	5,393	5,250	3,297
Add: Interest charges	164,856	143,956	128,798
Add: Federal and state income tax (benefit) expense	(65,073)	20,035	1,333
Add (less): Other corporate costs and noncash items (1) (2)	144,418	(153,781)	(113,811)
Total segment EBITDA	$418,328	$433,927	$368,029
(1) Adjustments made for Other and Eliminations totals not allocated to Total segment EBITDA.
(2) Includes (loss) gain on Cleco Cajun’s natural gas derivatives of $(116.8) million, $180.5 million, and $134.1 million, respectively, for the years ended December 31, 2023, 2022, and 2021.

Cleco Power
Cleco Power is a vertically integrated, regulated electric utility operating within Louisiana, and is viewed as one unit by management. Discrete financial reports are prepared only at the company level.

Note 14 — Regulation and Rates

Deferred Operations and Maintenance Costs
Cleco Power defers operations and maintenance costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Consolidated Balance Sheets. As part of the filed application for Cleco Power’s current rate case, Cleco Power is seeking approval from the LPSC to recover these costs through its new rates, which are anticipated to be effective on July 1, 2024. At December 31, 2023, and 2022, Cleco Power had $9.9 million and $5.3 million, respectively, recorded for these costs.

FRP
Effective July 1, 2021, and as approved by the LPSC, under the terms of the current FRP, Cleco Power is allowed to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5% and all retail earnings over 10.5%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually. On June 30, 2023, Cleco Power filed an application with the LPSC through the rate case process for a new FRP, with anticipated new rates being effective July 1, 2024. Cleco Power has responded to multiple sets of LPSC data requests. On February 5, 2024, and February 9, 2024, the intervenors and LPSC Staff filed direct testimony, respectively. Cleco Power anticipates filing rebuttal testimony on April 3, 2024, in accordance with the revised procedural schedule.
In September 2023, the LPSC approved Cleco Power’s monitoring report for the 12 months ending June 30, 2022, indicating no refund was due. In October 2023, Cleco Power filed its monitoring report for the 12 months ending June 30, 2023, with the LPSC, indicating no refund was due. On January 31, 2024, Cleco Power received the LPSC Staff’s draft report indicating no refund and no material findings. Due to the nature of the regulatory process, management is not able to determine the timing of the approval of this report.

Regulatory Disallowance

St. Mary Clean Energy Center
On September 21, 2022, the LPSC approved a settlement disallowing recovery of $15.0 million of the planning and construction costs associated with the St. Mary Clean Energy Center. This disallowance resulted in a $13.8 million

CLECO
CLECO POWER	2023 FORM 10-K
impairment charge and a reduction of the associated property, plant, and equipment net book value. The impairment charge was recorded in Regulatory disallowance on Cleco’s and Cleco Power’s Consolidated Statements of Income. The settlement also resulted in a refund to Cleco Power’s retail customers totaling $10.4 million, which was given back to customers as bill credits in October 2022. The $10.4 million refund consisted of $6.6 million for costs recovered in periods prior to September 30, 2022, and $3.8 million for costs recovered from October 1, 2022, until Cleco Power’s base rates reset, which is expected to be on July 1, 2024, in its next FRP. The refund of costs recovered prior to September 30, 2022, was recorded in Electric customer credits, with the remainder recorded as a regulatory asset on Cleco’s and Cleco Power’s Consolidated Balance Sheets. On October 1, 2022, Cleco Power began amortizing the regulatory asset to Electric customer credits on Cleco’s and Cleco Power’s Consolidated Statements of Income.

Dolet Hills Prudency Review
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. On February 2, 2024, the Administrative Law Judge released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Cleco Power believes and continues to assert that the related costs were prudently incurred and should be recoverable. However, management has estimated that a loss resulting from a potential disallowance is probable. The estimated range of potential loss is between $58.7 million and $228.0 million. As a result, Cleco Power accrued an estimated contingent loss of $58.7 million at December 31, 2023. This amount was recorded in Provision for rate refund on Cleco’s and Cleco Power’s Balance Sheets and Electric customer credits on Cleco’s and Cleco Power’s Statements of Income. Cleco Power is seeking a settlement to resolve this matter and move forward with the securitization process. Due to the nature of the regulatory process, the outcome and timing of the resolution of this matter is uncertain. For more information about the Dolet Hills prudency review, see Note 16 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

TCJA
Effective July 1, 2021, and as approved by the LPSC, all retail customers will continue receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and will be credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At December 31, 2023, Cleco Power had $211.5 million accrued for the excess ADIT, of which $21.9 million is reflected in current regulatory liabilities.

Teche Unit 3
In July 2022, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. On January 31, 2023, Cleco Power filed a notice with the LPSC to retire Teche Unit 3 in May 2023. However, in April 2023, Cleco Power filed notices with MISO and the LPSC to delay the retirement of Teche Unit 3. In May 2023, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. On January 30, 2024, Cleco Power filed a notice with the LPSC to retire Teche Unit 3 in June 2024.

Note 15 — Variable Interest Entities

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
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

	AT DEC. 31,
(THOUSANDS)	2023	2022
Restricted cash - current	$15,818	$14,139
Accounts receivable - affiliate	3,492	3,348
Intangible asset - securitization	398,658	413,123
Total assets	$417,968	$430,610
Long-term debt due within one year	14,499	9,574
Accounts payable - affiliate	176	165
Interest accrued	6,191	9,953
Long-term debt, net	394,944	408,741
Total liabilities	415,810	428,433
Member’s equity	2,158	2,177
Total liabilities and member’s equity	$417,968	$430,610

CLECO
CLECO POWER	2023 FORM 10-K
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022
Operating revenue	$33,913	$13,181
Operating expenses	(14,884)	(2,992)
Interest income	537	63
Interest charges, net	(19,467)	(10,200)
Income before taxes	$99	$52

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at December 31, 2023, consisted of its equity investment of approximately $2.0 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

	AT DEC. 31,
INCEPTION TO DATE (THOUSANDS)	2023	2022
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(17,280)	(17,200)
Total equity investment in investee	$1,992	$2,072

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

	AT DEC. 31,
(THOUSANDS)	2023	2022
Oxbow’s net assets/liabilities	$3,985	$4,145
Cleco Power’s 50% equity	$1,992	$2,072
Cleco Power’s maximum exposure to loss	$1,992	$2,072

The following tables contain summarized financial information for Oxbow:

	AT DEC. 31,
(THOUSANDS)	2023	2022
Current assets	$5,385	$6,187
Property, plant, and equipment, net	3,638	3,798
Total assets	$9,023	$9,985
Current liabilities	$336	$395
Other liabilities	4,702	5,445
Partners’ capital	3,985	4,145
Total liabilities and partners’ capital	$9,023	$9,985

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Operating revenue	$327	$332	$5,155
Operating expenses	(424)	(332)	(5,155)
Interest income	97	—	—
Income before taxes	$—	$—	$—

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
The three actions filed in the Civil District Court for Orleans Parish were captioned as follows:

•Butler v. Cleco Corporation, No. 2014-10776 (filed November 7, 2014),
•Creative Life Services, Inc. v. Cleco Corporation, No. 2014-11098 (filed November 19, 2014), and

CLECO
CLECO POWER	2023 FORM 10-K
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
In March 2016 and May 2016, the plaintiffs filed their Third Consolidated Amended Verified Derivative Petition for Damages and Preliminary and Permanent Injunction and their Fourth Verified Consolidated Amended Class Action Petition, respectively. The fourth amended petition, which remains the operative petition and was filed after the 2016 Merger closed, eliminated the request for preliminary and permanent injunction and also named an additional executive officer as a defendant. The defendants filed exceptions seeking dismissal of the fourth amended Petition. In September 2016, the District Court granted the exceptions of no cause of action and no right of action and dismissed all claims asserted by the former shareholders. The plaintiffs appealed the District Court’s ruling to the Louisiana Third Circuit Court of Appeal. In December 2017, the Third Circuit Court of Appeal issued an order reversing and remanding the case to the District Court for further proceedings. In January 2018, Cleco filed a writ with the Louisiana Supreme Court seeking review of the Third Circuit Court of Appeal’s decision. The writ was denied in March 2018 and the parties are engaged in discovery in the District Court. In November 2018, Cleco filed renewed exceptions of no cause of action and res judicata, seeking to dismiss all claims. On December 21, 2018, the court dismissed Cleco Partners and Cleco Holdings as defendants per the agreement of the parties, leaving as the only remaining defendants certain former executive officers and independent directors. The District Court denied the defendants’ exceptions on January 14, 2019. A hearing on the plaintiffs’ motion for certification of a class was scheduled for August 26, 2019; however, prior to the hearing, the parties reached an agreement to certify a limited class. On September 7, 2019, the District Court certified a class limited to shareholders who voted against, abstained from voting, or did not vote on the 2016 Merger. On October 18, 2021, the District Court issued an order consistent with a joint motion by the parties to dismiss all claims against the former independent directors leaving two former executives as the only remaining defendants. The two former executives filed motions for summary judgment in June 2023, which the District Court denied in September 2023. In October 2023, the remaining defendants, which were the two former executives, and plaintiffs entered into a memorandum of understanding for a class action settlement under which all disputes and claims asserted against all original defendants, including the two former executives, would be dismissed with prejudice. On February 2, 2024, the District Court granted the plaintiffs’ motion for final approval of the class action settlement and all claims against the two former executives and all original defendants were dismissed with prejudice.

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

CLECO
CLECO POWER	2023 FORM 10-K
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
In January 2023, Cleco Power received a notice of audit from the LPSC for the period of January 2020 to December 2022. The total amount of fuel expense included in the audit is $1.10 billion. Cleco Power has responded to multiple sets of LPSC data requests. Cleco Power has FAC filings for January 2023 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, any such refund could have a material adverse effect on the results of operations, financial condition or cash flows of the Registrants.
In March 2021, Cleco Power received approval from the LPSC to recover $50.0 million of incremental fuel and purchased power costs incurred as a result of Winter Storms Uri and Viola over a period of 12 months beginning with the May 2021 bills. In May 2021, Cleco Power received notice of an audit from the LPSC for the fuel costs incurred during the time period required to restore services to Cleco Power’s customers during Winter Storms Uri and Viola. On November 20, 2023, the LPSC approved the audit report, which indicated no material findings.

Environmental Audit
In 2009, the LPSC approved Cleco Power to recover certain costs of environmental compliance through an EAC. The costs eligible for recovery are those for prudently incurred air emissions credits associated with complying with federal, state, and local air emission regulations that apply to the generation of electricity reduced by the sale of such allowances. Also eligible for recovery are variable emission mitigation costs, which are the costs of reagents such as ammonia and limestone that are a part of the fuel mix used to reduce air emissions, among other things. In April 2023, Cleco Power received a notice of audit from the LPSC for the period of January 2020 to December 2022. The total amount of environmental fuel expense included in the audit was $38.3 million. On January 24, 2024, the LPSC approved the

CLECO
CLECO POWER	2023 FORM 10-K
audit report, which indicated no material findings. Cleco Power has EAC filings for January 2023 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of environmental cost is ordered resulting in a refund to Cleco Power’s customers, any such refund could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.
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
In September 2023, Cleco Power received a notice of audit from the LPSC for the program years 2021 and 2022. On February 20, 2024, Cleco Power received the draft audit report from the LPSC Staff, which indicated no material findings. Cleco Power anticipates LPSC approval of the report in the second quarter of 2024.
On January 24, 2024, the LPSC voted to shift control of energy efficiency programs from utilities to an independent, third-party administrator selected by and accountable to the LPSC. This action will remove the provision whereby utilities were allowed to recover any lost revenues associated with unsold electricity. Cleco Power is subject to audits for program years 2023 and thereafter until the time these programs are shifted to the third-party administrator, which is expected in January 2026.

Dolet Hills Prudency Review
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. Recovery of these costs is subject to a prudency review by the LPSC, which is currently in progress. Cleco Power believes these costs were prudently incurred and should be recoverable. Initial testimony by the LPSC Staff and intervenors filed in August 2022 indicated disagreement with the recoverability of these incurred costs, quantifying up to $228.0 million of related costs as potentially unrecoverable. Cleco Power filed rebuttal testimony in September 2022 rebutting the LPSC Staff’s testimony, and subsequently, a hearing was held in May 2023. On November 28, 2023, the Administrative Law Judge (ALJ) for the hearing released a proposal recommending a partial disallowance of the recovery of fuel costs. On December 27, 2023, Cleco, the LPSC Staff, and intervenors filed exception testimony to the ALJ’s proposed recommendation. The LPSC Staff’s and intervenors’ exception testimony continued to indicate their initial recommendation should be followed. On February 2, 2024, the ALJ released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Cleco Power continues to assert that the related costs were prudently incurred. However, management has estimated that a loss resulting from a potential disallowance is probable. The estimated range of potential loss is between $58.7 million and $228.0 million. As a result, Cleco Power accrued an estimated contingent loss of $58.7 million at December 31, 2023. This amount was recorded in Provision for rate refund on Cleco’s and Cleco Power’s Balance Sheets and Electric customer credits on Cleco’s and Cleco Power’s Statements of Income. Cleco Power is seeking a settlement to resolve this matter and move forward with the securitization process. Due to the nature of the regulatory process, the outcome and timing of resolution of this matter is uncertain.

South Central Generating
Prior to the Cleco Cajun Acquisition, South Central Generating was involved in various litigation matters, including environmental and contract proceedings, before various courts regarding matters arising out of the ordinary course of business. Management is unable to estimate any potential losses regarding matters arising out of the ordinary course of business. Management is unable to estimate any potential losses Cleco may be ultimately responsible for with respect to any of the remaining matters. As part of the Cleco Cajun Acquisition, NRG Energy indemnified Cleco for losses as of the closing date associated with some matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in

CLECO
CLECO POWER	2023 FORM 10-K
excess of amounts currently accrued. Management regularly analyzes current information and, as of December 31, 2023, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters are $6.7 million and has accrued this amount.

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
Cleco Holdings provided indemnities to Cleco Power as a result of the transfer of Coughlin to Cleco Power in March 2014. Cleco Power also provided indemnities to Cleco Holdings as a result of the transfer of Coughlin to Cleco Power. The maximum amount of the potential payment to Cleco Power and Cleco Holdings for their respective indemnities is $40.0 million, except for indemnities relating to the fundamental organizational structure of each respective entity, of which the maximum amount is $400.0 million. Management does not expect to be required to make any payments under these indemnities.
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for reclamation obligations. As of December 31, 2023, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
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

Long-Term Purchase Obligations
Cleco Holdings had no unconditional long-term purchase obligations at December 31, 2023. Cleco Power has several unconditional long-term purchase obligations primarily related to the purchase of fuel, energy delivery facilities, information technology outsourcing, natural gas storage, network monitoring, and software maintenance. The aggregate amount of payments required under such obligations at December 31, 2023, is as follows:

(THOUSANDS)	CLECO POWER	CLECO
For the year ending Dec. 31,
2024	$72,382	$77,254
2025	17,543	22,192
2026	8,723	9,265
2027	8,658	8,737
2028	8,637	8,637
Thereafter	33,808	33,808
Total long-term purchase obligations	$149,751	$159,893

Cleco’s payments under these agreements for the years ended December 31, 2023, 2022, and 2021 were $79.2 million, $52.9 million, and $52.0 million, respectively. Cleco Power’s payments under these agreements for the years ended December 31, 2023, 2022, and 2021 were $70.5 million, $49.0 million, and $43.3 million, respectively.

CLECO
CLECO POWER	2023 FORM 10-K
Other Commitments
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule in the Federal Register that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, demonstrations were submitted to the EPA specifying its intended course of action for the ash disposal facilities at Big Cajun II, Rodemacher Unit 2, and the Dolet Hills Power Station in order to comply with the final CCR Rule. On January 11, 2022, Cleco Power and Cleco Cajun received communication from the EPA that the demonstrations had been deemed complete. Cleco Power withdrew the Dolet Hills demonstration due to the cessation of receiving waste. The two remaining demonstrations are still subject to EPA approval based on pending technical review.
In March 2023, Cleco Cajun recorded a decrease of $19.5 million in its ARO balance due to revised cost estimates. Cleco Cajun’s ARO is recorded in Liabilities held for sale on Cleco’s Consolidated Balance Sheet. In December 2023, Cleco Power recorded an increase of $4.7 million in its ARO balance due to revised cost estimates.
As part of the Cleco Cajun Acquisition, NRG Energy agreed to indemnify Cleco for certain environmental costs up to $25.0 million associated with the CCR Rule, for both ARO and non-ARO related expenses. At December 31, 2023, Cleco Cajun had an indemnification asset totaling $18.3 million, which was substantially related to AROs associated with ash pond remediation. This asset is recorded in Assets held for sale on Cleco’s Consolidated Balance Sheet. As additional periodic expenses related to covered costs are incurred, the associated indemnification asset will be recognized. The indemnification asset is expected to be collected as indemnified costs, either recognized in the ARO or as periodic expenses, are incurred.

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
All charges and revenues from consolidated affiliates were eliminated in Cleco’s Consolidated Statements of Income for the years ending December 31, 2023, 2022, and 2021.
At December 31, 2023, and 2022, Cleco Holdings had an affiliate receivable of $24.2 million and $14.6 million, respectively, from Cleco Group primarily for estimated income taxes paid on behalf of Cleco Group. At December 31, 2023, and 2022, Cleco Holdings had an affiliate payable of $10.7 million and $13.1 million, respectively to Cleco Group primarily for settlement of taxes payable.
For the years ended December 31, 2023, and 2022, Cleco Holdings made $53.5 million and $219.6 million, respectively, of distribution payments to Cleco Group. During 2021, Cleco Holdings made no distribution payments to Cleco Group. For the years ended December 31, 2023, 2022, and 2021, Cleco Holdings received no equity contributions from Cleco Group.

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
With the exception of Support Group, affiliates charge Cleco Power the lower of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements. Support Group charges only fully loaded costs, which are based on management’s estimated fair market value. The following table is a summary of charges from each affiliate included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Support Group
Other operations and maintenance	$96,907	$87,830	$91,915
Taxes other than income taxes	$65	$(41)	$40
Other expense	$92	$60	$35

CLECO
CLECO POWER	2023 FORM 10-K
The majority of the services provided by Cleco Power relates to the lease of office space to Support Group and transmission services to Cleco Cajun. Cleco Power charges affiliates the higher of management’s estimated fair market value or fully loaded costs for goods and services provided in accordance with service agreements.
The following table is a summary of revenue received from affiliates included in Cleco Power’s Consolidated Statements of Income:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Other operations revenue
Cleco Cajun	$10,208	$10,213	$7,616
Affiliate revenue
Support Group	5,651	5,475	4,783
Cleco Cajun	3,253	902	858
Total	$19,112	$16,590	$13,257

Cleco Power had the following affiliate receivable and payable balances associated with the service agreements:

	AT DEC. 31,
	2023		2022
(THOUSANDS)	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE	ACCOUNTS RECEIVABLE	ACCOUNTS PAYABLE
Cleco Holdings	$14	$367	$5	$1,138
Support Group	1,104	12,833	2,299	11,305
Cleco Cajun	3,425	—	1,467	5
Total	$4,543	$13,200	$3,771	$12,448

During 2023 and 2022, Cleco Power made $94.8 million and $105.5 million, respectively, of distribution payments to Cleco Holdings. During 2021, Cleco Power made no distribution payments to Cleco Holdings. Cleco Power received no equity contribution from Cleco Holdings in 2023, 2022 and 2021.

Note 18 — Intangible Assets and Goodwill

Securitized Intangible

Cleco Securitization
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. The Storm Recovery Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Consolidated Balance Sheets. This securitized intangible asset is being amortized ratably each period consistent with actual collections of the asset's portion of revenue requirement billed to Cleco Power’s customers. Amortization is included in Depreciation and amortization on Cleco’s and Cleco Power’s Consolidated Statements of Income. During the years ended December 31, 2023, and 2022, amortization expense of $14.5 million and $2.8 million, respectively, was recognized. Cleco expects to recognize an estimated $75.4 million of amortization expense over the five years ending December 31, 2028. At the end of its life, this securitized intangible asset will have no residual value.
The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Consolidated Balance Sheets:

		AT DEC. 31,
(THOUSANDS)	2023	2022
Storm Recovery Property intangible asset	$415,946	$415,946
Accumulated amortization	(17,288)	(2,823)
Net intangible asset subject to amortization	$398,658	$413,123

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
The following table presents amortization of other intangible assets in Cleco’s Consolidated Statements of Income:

Cleco
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Intangible assets
Trade name	$—	$—	$3,897
Power supply agreements	$9,454	$9,680	$9,680
An impairment on the Trade name intangible asset was recognized in 2021. No other impairments for intangibles listed in the table above were recognized in 2023, 2022, or 2021.

CLECO
CLECO POWER	2023 FORM 10-K
The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Consolidated Balance Sheets:

Cleco
	AT DEC. 31,
(THOUSANDS)	2023	2022
Power supply agreements intangible assets	$85,104	$85,104
Accumulated amortization	(74,471)	(65,018)
Net intangible assets subject to amortization	$10,633	$20,086

The following table summarizes the amortization expense related to other intangible assets expected to be recognized in Cleco’s Consolidated Statements of Income:

(THOUSANDS)	INTANGIBLE ASSETS
For the year ending Dec. 31,
2024	$2,881
2025	$744
2026	$744
2027	$744
2028	$744
Thereafter	$4,775

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

Cleco
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balance, Dec. 31, 2020	$(25,796)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	1,470
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	697
Balance, Dec. 31, 2021	$(23,629)
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	23,647
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	41
Balance, Dec. 31, 2022	$59
Other comprehensive income before reclassifications
Postretirement benefit adjustments incurred during the year	(3,482)
Amounts reclassified from accumulated other comprehensive income
Amortization of postretirement benefit net loss	(1,689)
Balance, Dec. 31, 2023	$(5,112)

CLECO
CLECO POWER	2023 FORM 10-K

Cleco Power
(THOUSANDS)	POSTRETIREMENT BENEFIT NET (LOSS) GAIN	NET (LOSS) GAIN ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2020	$(19,139)	$(5,614)	$(24,753)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	4,606	—	4,606
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,648	—	1,648
Reclassification of net loss to interest charges	—	316	316
Balances, Dec. 31, 2021	$(12,885)	$(5,298)	$(18,183)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	8,339	—	8,339
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	1,228	—	1,228
Reclassification of net loss to interest charges	—	251	251
Balances, Dec. 31, 2022	$(3,318)	$(5,047)	$(8,365)
Other comprehensive loss before reclassifications
Postretirement benefit adjustments incurred during the year	(2,623)	—	(2,623)
Amounts reclassified from accumulated other comprehensive loss
Amortization of postretirement benefit net loss	386	—	386
Reclassification of net loss to interest charges	—	251	251
Balances, Dec. 31, 2023	$(5,555)	$(4,796)	$(10,351)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of December 31, 2023. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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
The management of the Registrants, under the supervision of each of the Registrants’ principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Registrants’ respective internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the management of the Registrants concluded that, as of December 31, 2023, the Registrants’ internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2023 FORM 10-K

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

CLECO
CLECO POWER	2023 FORM 10-K

PART III

Cleco Power
The information called for by Items 10, 11, 12 and 13 with respect to Cleco Power is omitted pursuant to General Instruction I(2)(c) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANTS

Boards of Managers of Cleco
As of March 8, 2024, the Board of Managers of Cleco Holdings is comprised of 13 managers, as set forth below. Cleco Power’s Board of Managers is comprised of 14 managers, including the same 13 managers that comprise the Board of Managers of Cleco Holdings, plus one additional manager, Melissa Stark. The Board of Managers of Cleco Holdings and the Board of Managers of Cleco Power are collectively referred to below as “the Boards.” The managers’ ages, dates of appointment, employment history, and committee assignments as of March 8, 2024, are also set forth below. Each of Ms. Scott and Messrs. Gallot, Gilchrist, and Wainer serve pursuant to one-year agreements which are considered for renewal annually by the Boards. Mr. Fontenot serves by virtue of his position as the CEO, and the other managers are designated for membership by BCI, John Hancock, or MAM.

Dylan Arnould is a Director at John Hancock/Manulife’s Infrastructure Investment Group where he is responsible for origination, execution, and asset management of investments in various infrastructure sections. He is 35 years old and became a member of the Boards of Managers for Cleco Group and Cleco Corporate Holdings in February 2024. Mr. Arnould is a member of the Audit Committee.
Mr. Arnould joined John Hancock/Manulife in 2018. Prior to joining John Hancock/Manulife, he worked on the development and acquisition of power projects with InterGen, as well as with origination, execution and management of climate technology venture capital investments with the Massachusetts Clean Energy Center.
Mr. Arnould holds a Bachelor of Arts degree from Duke University and a Master of Arts degree in International Economics and International Affairs from the Johns Hopkins University, School of Advanced International Studies.

Andrew Chapman joined Macquarie in 2006 and retired on September 30, 2021. Through his consulting company WesWave LLC, Mr. Chapman is a consultant to MAM and serves on the Boards of Cleco and on the board of the entity that holds Lordstown Energy Center, a gas-fired power plant in eastern Ohio. During his 15 years with Macquarie, Mr. Chapman has served as a director of utility companies owned in part by MAM’s funds, including Puget Sound Energy, Duquesne Light Company, Aquarion Water Company, Cleco, and entities related to those holdings. Mr. Chapman is 68 years old and became a member of the Boards in 2016. He is the Chair of the Business Planning and Budget Review Committee, Chair of the Leadership Development and Compensation Committee, and a member of the Asset Management Committee, the Governance and Public Affairs Committee and the Audit Committee.
Mr. Chapman held executive positions with Elizabethtown Water Company, E-town Corporation, American Water Works and the State of New Jersey prior to joining Macquarie in 2006.
Mr. Chapman earned his Master of Business Administration from the Yale School of Management.

William “Bill” Fontenot has served as the President and CEO of Cleco Holdings since January 2018 and CEO of Cleco Power and Cleco Cajun since February 2019. Mr. Fontenot is 61 years old and was appointed to the Boards in 2018. He is a member of the Asset Management Committee, the Business Planning and Budget Review Committee, and the Governance and Public Affairs Committee. Mr. Fontenot has previously served as Interim CEO of Cleco Power from February 2017 to December 2017, Chief Operating Officer of Cleco Power from April 2016 to February 2017, and Senior Vice President of Utility Operations from March 2012 to April 2016.
Mr. Fontenot serves on the boards of the Council for a Better Louisiana, Louisiana Central , and the Louisiana State University at Alexandria Foundation.
Mr. Fontenot holds a Bachelor of Science degree in electrical engineering from Louisiana State University.

Paraskevas “Paris” Fronimos is a Director on the Infrastructure and Renewable Resource Investments team of BCI. He is 49 years old and became a member of the Boards in 2019. Mr. Fronimos is the Chair of the Asset Management Committee and a member of the Business Planning and Budget Review Committee.
Mr. Fronimos joined BCI in 2017 and works with the management teams of portfolio companies primarily in the energy, midstream, and utility sectors in BCI’s global portfolio. Mr. Fronimos typically serves as a Non-Executive Director on the boards of BCI’s portfolio companies, including natural gas pipelines in Brazil and in Germany and a district energy company in the United Arab Emirates. Prior to joining BCI, Mr. Fronimos was employed by Nova Scotia Power, a Canadian power utility, as a fuels portfolio manager. He has more than 15 years of experience in the energy and utilities space, having worked on environmental and energy policy, developing greenfield energy projects, advising on transactions, and driving fleet and fuel supply optimization activities, including commodity pricing and hedging.
Mr. Fronimos holds a bachelor’s degree in Mineral Resources Engineering from the Technical University of Crete and a Master’s in Business Administration (specializing in Natural Resources and Energy) from the University of Alberta.

Richard “Rick” Gallot, Jr. is the President of the University of Louisiana System. He is 57 years old and became a member of the Boards in 2016. Mr. Gallot is a member of the

CLECO
CLECO POWER	2023 FORM 10-K
Leadership Development and Compensation Committee and the Governance and Public Affairs Committee.
Mr. Gallot served as the President of Grambling State University from 2016 to 2023. He serves on the board of Origin Bancorp, Inc. (Nasdaq: OBNK) and was appointed to the Louisiana Cybersecurity Commission by former Louisiana Governor John Bel Edwards. He previously served as a Louisiana state senator for District 29, where he held the position of vice chairman of the Commerce Committee and was a member of the Agriculture, Forestry, Aquaculture, and Rural Development Committee and the Revenue and Fiscal Affairs Committee. He previously served as a member of the Louisiana House of Representatives for District 11, where he served as Chair of the House and Governmental Affairs Committee and was a member of the Executive Committee.
Mr. Gallot obtained his Juris Doctorate from Southern University School of Law and has been a licensed Louisiana attorney since 1990.

David Randall “Randy” Gilchrist is the President and CEO of Gilchrist Construction Company (GCC), a central Louisiana-based infrastructure contractor specializing in road and bridge construction. He is 64 years old and became a member of the Boards in 2016. Mr. Gilchrist is a member of the Asset Management Committee and the Audit Committee.
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

Domingo Solís-Hernández is a Managing Director at MAM where he oversees origination of new assets and works with management teams of portfolio companies in the infrastructure sector. He is 45 years old and became a member of the Boards in February 2022. Mr. Solís-Hernández is a member of the Asset Management Committee and the Business Planning and Budget Review Committee.
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

Christopher Leslie is Executive Chairman of Macquarie Asset Management Real Assets Americas. Prior to taking that role in July 2016, Mr. Leslie was the CEO of Macquarie Infrastructure Partners, which managed more than $7 billion in U.S. and Canadian infrastructure investments. Mr. Leslie is 59 years old and became a member of the Boards in 2016. He is a member of the Leadership Development and Compensation Committee. Mr. Leslie has been or is a director of a number of MAM portfolio companies in the energy, transportation, and communications sectors.
Mr. Leslie joined Macquarie in 1992 in Australia. He has been instrumental in expanding Macquarie’s infrastructure business globally, having launched Macquarie offices in Southeast Asia, India, and North America.
Mr. Leslie holds a Bachelor of Commerce degree from the University of Melbourne.

Jon Perry is a Director within the Infrastructure & Renewable Resources Department at BCI, where he is responsible for sourcing, executing and managing infrastructure investments. He is 47 years old and became a member of the Boards in 2018. Mr. Perry is the Chair of the Audit Committee.
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

Peggy Scott currently serves as the Chair of the Boards. In addition, she serves on Cleco’s Audit Committee and Governance and Public Affairs Committee. She served as Chairperson and Interim CEO of Cleco Holdings from February 9, 2017, through December 31, 2017. She is 72 years old and became a member of the Boards in 2016.
Ms. Scott serves on the boards of The Eastern Company (Nasdaq: EML), Martin Sustainable Resources LLC, and the Blue Cross Foundation of Louisiana. She previously served on the boards of Benefytt Technologies, Inc. (BFYT) until its 2020 acquisition, and Gresham Smith Partners until June 2022, as well as on the boards of various corporate and community organizations.
Presently, Ms. Scott is an adviser to growing companies in diverse industries. Previously, she served as the Executive

CLECO
CLECO POWER	2023 FORM 10-K
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

Melissa Stark currently serves as the managing principal and owner of Co Issuer Corporate Staffing, LLC, which she established in 2003 to provide independent directors and officers for special purpose entities. She is 61 years old and was appointed in 2016 as a special independent manager of Cleco Power, with the sole purpose to vote on any bankruptcy-related matters, as specified in Cleco Power’s Second Amended and Restated Operating Agreement.
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

Bruce Wainer is the CEO of Wainer Enterprises, a family-owned commercial development company on Louisiana’s Northshore and in New Orleans. He is 64 years old and became a member of the Boards in 2016. Mr. Wainer is a member of the Business Planning and Budget Review Committee and the Governance and Public Affairs Committee.
Mr. Wainer is the developer of some of the most successful commercial developments in the New Orleans area and a past chairman of the Northshore Business Council. His business affiliations include partner at Wainer Brothers, All State Financial Company and Circle West Trailer Park Company; president of Quality Properties, Inc., Regent Lands, Inc., Flowers, Inc., Upside Down Cajun Brands, Inc., Louisiana Properties, Inc., Tamco, Inc., Riverhill, Inc., Metro Credit Services, Inc. and Pan American Investors, Inc., and manager of Advance Mortgage Company, LLC.

Executive Officers of Cleco
The names of the executive officers of Cleco and certain subsidiaries, their positions held, five-year employment history, and ages as of March 8, 2024, are as follows. Executive officers are appointed annually to serve for the ensuing year or until their successors have been appointed.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
William G. Fontenot Cleco Holdings Cleco Power Cleco Cajun	President and CEO since January 2018. CEO since February 2019; President and CEO from January 2018 to February 2019. CEO since February 2019. (Age 61)
Kristin L. Guillory Cleco Holdings Cleco Power Cleco Cajun	CFO since July 2021; Treasurer from February 2018 to September 2019. CFO since July 2021; President from September 2019 to July 2021. (Age 41)
Justin S. Hilton Cleco Power Cleco Holdings Cleco Power	Chief Commercial Officer since January 2024; President from February 2019 to January 2024. Vice President MISO Operations from April 2016 to February 2019. (Age 54)

CLECO
CLECO POWER	2023 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Mark D. Kleehammer Cleco Holdings

Chief Regulatory Officer & General Counsel since July 2023; Vice President, Commercial and Industrial Journey and Products at Entergy Corporation from February 2023 to June 2023; Vice President, Regulatory and Public Affairs at Entergy Louisiana from October 2015 to February 2023,
(Age 55)

Robert A. Breedlove Cleco Holdings

Chief Operations Officer since January 2024; Vice President, Generation Operations from November 2021 to January 2024; Director, Fleet Maintenance Entergy Corporation from October 2018 to November 2021.
(Age 50)

Paul A. Guillory II Cleco Power Support Group

Chief Customer Officer since January 2024; Vice President & Chief Customer Officer from June 2021 to January 2024; Director, Meter, Bill & Revenue Collection from February 2020 to June 2021.

Manager, Business Consulting from December 2016 to February 2020
(Age 41)

Sybil S. Montegut Cleco Holdings Support Group

Chief Administrative & Sustainability Officer since January 2024; Vice President Enterprise Analytics & Innovation from May 2020 to January 2024;

Director, Innovation & Transformation from March 2019 to May 2020; General Manager, Transformation Office from March 2018 to March 2019.
(Age 46)

Audit Committee
Cleco has a separately-designated standing Audit Committee. The members of Cleco’s Audit Committee are Dylan Arnould, Andrew Chapman, Randy Gilchrist, Jon Perry (who serves as Chair of the committee) and Peggy Scott. The Boards have determined that Andrew Chapman is the Audit Committee financial expert.

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

CLECO
CLECO POWER	2023 FORM 10-K

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

Compensation Program Elements
The Committee targets total compensation (made up of the elements described below) to be competitive with the median of the Comparator Group, but individual positioning may vary above or below the median depending on each executive’s experience, performance, and contribution to the Company. For 2023, Cleco believes that it accomplished its philosophy through the following compensation and benefit components:

2023 PAY ELEMENT	DESCRIPTION
Base Salary	• Fixed pay element • Delivered in cash
Annual Cash Incentive (STIP)	• Performance-based annual incentive plan that pays out in cash
• Adjusted EBITDA is the primary metric for the named executive officers
• Additional metrics include safety, system reliability, customer service, generation fleet availability, and milestone measures
Long-Term Incentives	• Performance-based incentive paid in cash currently with a three-year cycle • Payout is contingent on Average ROIC and Total Shareholder Return (TSR), each weighted at 50%
Benefits	• Broad-based benefits such as group medical, dental, vision, and prescription drug coverage; basic life insurance; supplemental life insurance; dependent life insurance; accidental death and dismemberment insurance; a defined benefit pension plan (for those employees hired prior to August 1, 2007); and a 401(k) Plan with a Company match for those employees hired before August 1, 2007, as well as a 401(k) Plan with an enhanced benefit for those employees hired on or after August 1, 2007
Executive Benefits	• SERP (closed to new participants in 2014) • Nonqualified Deferred Compensation Plan
Perquisites	• Limited to executive physicals, spousal/companion travel, and relocation assistance

Roles and Responsibilities

Leadership Development and Compensation Committee
The Committee, which consists of one independent Board Manager and three investor Board Managers, is responsible for developing and overseeing the Company’s executive compensation program. The Committee met ten times during 2023 with primarily virtual attendance. The Chief Human Resources and Diversity Officer attended the Committee meetings on behalf of management but did not participate in all of the Committee’s executive sessions.
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

CLECO
CLECO POWER	2023 FORM 10-K
The Compensation Consultant
The Committee engaged Pay Governance to consult on matters concerning executive officers’ compensation and benefits. All executive compensation adjustments and award calculations for 2023 were reviewed by Pay Governance on behalf of the Committee. Pay Governance acted at the direction of the Committee and was independent of management. Pay Governance was responsible for:

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
The Peer Group did not change in 2023. The Committee will continue to evaluate the Peer Group annually as companies are often acquired, taken private, or grow at a rate that renders them inappropriate for comparison purposes. The Committee evaluates the Peer Group to ensure that peer companies are of similar scope in relation to revenues, assets, and employee count and have a good operational fit.

2023 PEER GROUP COMPANIES
ALLETE, Inc.	Hawaiian Electric Industries, Inc.	Otter Tail Corporation
Alliant Energy Corporation	IDACORP, Inc.	Pinnacle West Capital Corporation
Avista Corporation	NorthWestern Corporation	PNM Resources, Inc.
Black Hills Corporation	OGE Energy Corp.	Portland General Electric Company

In setting executive compensation levels in 2023, the Committee also used utility industry survey data from the most recent Willis Towers Watson Energy Services Executive Compensation Database. Survey data provides a broader energy industry perspective. This survey data is used in conjunction with the Peer Group data as a competitive market reference point for the Committee to consider in determining pay levels.

Decisions Made in 2023 with Regard to Each Compensation and Benefit Component

Base Salary
The base salary levels for the executive officers as a group, including the named executive officers are set so that, in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The Committee sets the base salary level for the CEO and CFO.
Base salaries for the named executive officers in 2023 are shown in the table below:

NAME	2023 BASE SALARY	2023 % CHANGE (1)
Mr. Fontenot	$750,000	4.0%
Ms. Guillory	$445,000	14.1%
Mr. Kleehammer	$425,000	N/A
Mr. LaBorde	$375,000	7.1%
Mr. Hilton (2)	$295,000	0.0%
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

CLECO
CLECO POWER	2023 FORM 10-K
comparable to that of the Company’s Peer Group. The Committee sets the annual cash incentive level for the CEO and CFO. Payouts are capped at 200% of target.
The table below presents the target STIP opportunities for the named executive officers in 2023:

NAME	TARGET AS % OF BASE SALARY
Mr. Fontenot	125%
Ms. Guillory	65%
Mr. Kleehammer	60%
Mr. LaBorde	50%
Mr. Hilton (1)	50%
(1) Cleco Power employee.

The 2023 STIP award for the named executive officers was based on the corporate and individual performance measures described below. This includes measures that apply to non-named executive officers and employees. The 2023 corporate performance measures consisted of the elements listed below based on the business unit (weighting):

	CONSOLIDATED		BUSINESS UNIT						MILESTONE MEASURES
	SAFETY	ADJUSTED EBITDA	EFORd	AVAILABILITY	PEAK EAF	CUSTOMER SATISFACTION	LPSC SAIDI	ADJUSTED EBITDA
Cleco Power	10%	10%	6%	4%		15%	5%	30%	20%
Cleco Support (1)	10%	45%	5.5%	2%	7.5%	7.5%	2.5%		20%
Cleco Cajun	10%	10%	5%		15%			40%	20%
(1) Cleco Support business unit measures are calculated as an average (50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting).
The Committee included Milestone Measures (Measures) in the 2023 STIP corporate metrics for EMT and other corporate officers weighted at 20% and a stretch objective weighted at an additional 10%. These Measures were associated with progress milestones on key strategic corporate projects related to safety and security improvement, Cleco Cajun restructuring resolution, Project Energizer, Solar, Madison Unit 3 Carbon Capture and Sequestration (CCS). For the STIP calculation, the Committee put the greatest emphasis on financial performance using an adjusted EBITDA metric at both the business unit and consolidated levels. Adjusted EBITDA represents net income before interest, income taxes, depreciation, and amortization adjusted for certain pension and SERP expenses, gains and losses on certain life insurance policies, certain merger and acquisition related expenses, variable lease revenue, unrealized gains and losses on derivatives, and other adjustments at the discretion of the Board of Managers. In addition, to continually focus the entire organization on the importance of safety, system reliability, generation fleet availability, sustainability, and to focus Cleco Power and Cleco Support executives and employees on customer satisfaction, the remainder of the STIP opportunity was attributable to these operational measures.
Management recommends the STIP financial performance and other measures to the Committee. Based on the historical performance relative to target and the relative historical performance versus the Peer Group, the Committee reviews, revises as appropriate, and approves the STIP measures for the upcoming year.

Details Related to Corporate Performance Metrics Established to Determine 2023 STIP Award Levels

Metric # 1: Safety Consolidated — For the 2023 safety measure, the Company included the frequency of incidents represented by the Total Recordable Incident Rate (TRIR), which represents 4% of the overall STIP award, the severity of incidents represented by the Days Away, Restricted or Transferred (DART) rate, which represents 4% of the overall STIP award, and Contractor Total Recordable Incident Rate
(TRIR), which represents 2% of the overall STIP award. These three measures total 10% for the safety metric. The targets for TRIR and DART safety measures were based on the average rates of the companies in the Southeastern Electric Exchange, of which Cleco is a member, over the three-year period of 2020, 2021, and 2022. The target for Contractor TRIR is based on a 10% year-over-year improvement.

SAFETY - TRIR MATRIX (4%)
PERFORMANCE LEVEL	% OF TRIR TARGET AWARD PAID
At or above 0.632	0%
0.535 - 0.631	50%
0.437 - 0.534	100%
0.340 - 0.436	150%
At or below 0.339	200%
2023 Result (0.076)	200%

SAFETY - DART MATRIX (4%)
PERFORMANCE LEVEL	% OF DART TARGET AWARD PAID
At or above 0.398	0%
0.331 - 0.397	50%
0.265 - 0.330	100%
0.198 - 0.264	150%
At or below 0.197	200%
2023 Result (0.000)	200%

SAFETY - CONTRACTOR TRIR MATRIX (2%)
PERFORMANCE LEVEL	% OF DART TARGET AWARD PAID
Above 0.951	0%
At or below 0.951	100%
2023 Result (0.788)	100%

CLECO
CLECO POWER	2023 FORM 10-K
Metric # 2: Adjusted EBITDA Consolidated — The following adjusted EBITDA matrix was developed to determine performance and payout ranges related to consolidated adjusted EBITDA performance in 2023. For Cleco Power and Cleco Cajun, this measure represents 10% of the overall STIP award for the corporate measures for executives. For Cleco Support, this measure represents 45% of the overall STIP award for the corporate measures for executives. The final percentage of the financial target award is interpolated based on the performance level.

ADJUSTED EBITDA MATRIX - CONSOLIDATED
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
Below $552.8 million	0.0%
At or above $552.8 million and below $607.5 million	50.0%-99.9%
At or above $607.5 million and below $637.6 million	100.0%-149.9%
At or above $637.6 million and below $667.6 million	150.0%-199.9%
At or above $667.6 million	200.0%
2023 Result - $641.8 million	157.0%

Metric # 3: EFORd — This metric represents the probability a generator will fail either completely or in part when its operation is required. This metric is 6% of the overall STIP award for Cleco Power, 5% of the overall STIP award for Cleco Cajun measures, 5.5% of the overall STIP award for Cleco Support corporate measures (Cleco Support employees weighting is 50% of the Cleco Power weighting and 50% of the Cleco Cajun weighting). The 2023 target was based on the comparison to historical class average forced outage rates, as well as MISO system-wide weighted average forced outage rate.

EFORd MATRIX - CLECO POWER (6%)
PERFORMANCE LEVEL	% OF EFORd TARGET AWARD PAID
At or above 8.80%	0%
6.73% - 8.79%	50%
4.66% - 6.72%	100%
2.58% - 4.65%	150%
At or below 2.57%	200%
2023 Result (3.63%)	150%

EFORd MATRIX - CLECO CAJUN (5%)
PERFORMANCE LEVEL	% of EFORd TARGET AWARD PAID
At or above 10.01%	0%
7.61% - 10.00%	50%
5.21% - 7.60%	100%
2.81% - 5.20%	150%
At or below 2.80%	200%
2023 Result (5.69%)	100%

Metric # 4: Availability - Cleco Power and Cleco Support — This metric is an indicator of generation performance impacts related to unplanned outages and derates. This metric is 4% of the overall STIP award for Cleco Power corporate measures and 2% of the overall STIP award for Cleco Support corporate measures. The 2023 target was based on the average performance over the three-year period of 2020, 2021, and 2022 of Cleco Power’s fleet.

AVAILABILITY MATRIX - CLECO POWER (4%)
PERFORMANCE LEVEL	% OF PEAK EAF TARGET AWARD PAID
At or below 64.54%	0%
64.55% - 74.20%	50%
74.21% - 83.87%	100%
83.88% - 93.55%	150%
At or above 93.56%	200%
2023 Result (89.80%)	150%

Metric # 5: Peak EAF - Cleco Cajun and Cleco Support — This metric represents the amount of time that the power generation plant is able to produce electricity without any outages or deratings over a peak period (defined as May through September, Monday through Friday, hours ending 0700 through 2200), divided by the amount of time in the peak period. This metric is 15% of the overall STIP award for Cleco Cajun corporate measures and 7.5% of the overall STIP award for Cleco Support corporate measures. The 2023 target was based on the average performance over the three-year period of 2020, 2021, and 2022 of Cleco Cajun’s fleet.

PEAK EAF MATRIX - CLECO CAJUN (15%)
PERFORMANCE LEVEL	% OF PEAK EAF TARGET AWARD PAID
At or below 96.42%	0%
96.43% - 97.03%	50%
97.04% - 97.67%	100%
97.68% - 98.30%	150%
At or above 98.31%	200%
2023 Result (94.85%)	0%

Metric # 6: Customer Satisfaction - Cleco Power and Cleco Support — The Company included Customer Satisfaction in its performance measures in 2023 using the JD Power South Midsize segment (JD Power study) for comparison. For the STIP metric, the Company uses a percentile-based target relative to the peer groups. The Company compared its overall performance against its peers in the JD Power study. This metric represents 15% of the overall STIP award for Cleco Power corporate measures and 7.5% of the overall STIP award for the Cleco Support corporate measures.

CUSTOMER SATISFACTION MATRIX - CLECO POWER (15%)
PERFORMANCE LEVEL	% OF CUSTOMER SATISFACTION TARGET AWARD PAID
Below 25th Percentile	0%
25th - 49th Percentile	50%
50th - 74th Percentile	100%
75th - 89th Percentile	150%
At or above 90th Percentile	200%
2023 Result - Below 25th Percentile	0%

Metric # 7: LPSC SAIDI - Cleco Power and Cleco Support — SAIDI measures the average amount of time a customer’s service is interrupted during the year measured in hours per customer per year, and excludes major events per the LPSC’s criteria. The 2023 LPSC SAIDI goal was based on the long-term goal of consistent performance improvement aligned with the LPSC

CLECO
CLECO POWER	2023 FORM 10-K
target. This metric represents 5% of the overall STIP award for Cleco Power corporate measures and 2.5% of the overall STIP award for Cleco Support corporate measures.

LPSC SAIDI MATRIX - CLECO POWER (5%)
PERFORMANCE LEVEL	% OF LPSC SAIDI TARGET AWARD PAID
Above 2.87	0%
At or below 2.87	100%
2023 Result (2.44)	100%

Metric # 8: Adjusted EBITDA — The following adjusted EBITDA matrix was developed to determine performance and payout ranges related to respective Business Unit adjusted EBITDA performance in 2023. The overall STIP award for the corporate measures for executives is 30% for Cleco Power and 40% for Cleco Cajun. The final percentage of the financial target award is interpolated based on the performance level.

ADJUSTED EBITDA MATRIX - CLECO POWER (30%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
Below $455.5 million	0.0%
At or above $455.5 million and below $492.4 million	50.0%-99.9%
At or above $492.4 million and below $510.9 million	100.0%-149.9%
At or above $510.9 million and below $529.3 million	150.0%-199.9%
At or above $529.3 million	200.0%
2023 Result - $451.7 million	0.0%

ADJUSTED EBITDA MATRIX - CLECO CAJUN (40%)
PERFORMANCE LEVEL	% OF FINANCIAL TARGET AWARD PAID
Below $97.3 million	0.0%
At or above $97.3 million and below $115.1 million	50.0%-99.9%
At or above $115.1 million and below $126.7 million	100.0%-149.9%
At or above $126.7 million and below $138.2 million	150.0%-199.9%
At or above $138.2 million	200.0%
2023 Result - $189.8 million	200.0%

Metric # 9: Milestone Measures — Cleco officers had an additional STIP metric for 2023. This metric represents 20% of the overall STIP award for the corporate measures for executives and measures progress on certain strategic initiatives. These initiatives included safety and security improvement (5%), Project Energizer (5%), Solar (5%), and Cleco Cajun restructuring resolution (5%). This measure also includes a stretch objective (10%) for Madison Unit 3 Carbon Capture and Sequestration (CCS). For 2023, executives were able to earn up to 10% in addition to the 20% target based on success of milestone measures. The Committee evaluated the performance of each initiative and determined the 2023 result for the Milestone Measures as follows.

MILESTONE MEASURES (20% with up to a 10% stretch)
2022 RESULTS	% OF MILESTONE TARGET AWARD PAID
Cleco Power	21.5%
Support Group	21.2%
Cleco Cajun	24.0%
Total Payout for EMT Cleco Power: The calculated STIP payout for Cleco Power was 75.2% of target. An additional discretionary adjustment was made to increase the payout for officers by 10.4% of target. The resulting total STIP corporate payout of 85.6% for 2023 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		180.0%		18.0%
Adjusted EBITDA Consolidated	10%		157.0%		15.7%
EFORd	6%		150.0%		9.0%
Availability	4%		150.0%		6.0%
Customer Satisfaction	15%		0.0%		0.0%
LPSC SAIDI	5%		100.0%		5.0%
Adjusted EBITDA	30%		0.0%		0.0%
Milestone Measures (stretch included)	20%		107.5%		21.5%
Resulting Total (1)	100%				75.2%
Additional Discretionary Adjustment					10.4%
Adjusted Resulting Total (1)					85.6%
(1) The totals are rounded to the nearest decimal.

Total Payout for EMT Cleco Support: The calculated STIP payout for Cleco Support was 122.4% of target. The total STIP corporate payout for 2023 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		180.0%		18.0%
Adjusted EBITDA Consolidated	45%		157.0%		70.7%
EFORd	5.5%		127.3%		7.0%
Availability	2.0%		150.0%		3.0%
Peak EAF	7.5%		0.0%		0.0%
Customer Satisfaction	7.5%		0.0%		0.0%
LPSC SAIDI	2.5%		100.0%		2.5%
Milestone Measures (stretch included)	20%		106.0%		21.2%
Resulting Total (1)	100%				122.4%
(1) The resulting total is rounded to the nearest decimal.

Total Payout for EMT Cleco Cajun: The calculated STIP payout for Cleco Cajun was 142.7% of target. An additional discretionary adjustment was made to increase the payout for officers by 4.3% of target. The resulting total STIP corporate payout of 147.0% for 2023 was calculated as follows:

	% OF TARGET	x	AWARD LEVEL	=	% OF PAYOUT
Safety Consolidated	10%		180.0%		18.0%
Adjusted EBITDA Consolidated	10%		157.0%		15.7%
EFORd	5%		100.0%		5.0%
Peak EAF	15%		0.0%		0.0%
Adjusted EBITDA	40%		200.0%		80.0%
Milestone Measures (stretch included)	20%		120.0%		24.0%
Resulting Total (1)	100%				142.7%
Additional Discretionary Adjustment					4.3%
Adjusted Resulting Total (1)					147.0%
(1) The totals are rounded to the nearest decimal.

The Committee also has the authority to adjust the amount of any individual STIP award upon recommendation by the CEO. Adjustments for the STIP participants, except for the named executive officers and other members of EMT, may be

CLECO
CLECO POWER	2023 FORM 10-K
made by the CEO at his discretion. Adjustments are based on the annual performance review process.

Long-Term Compensation
In 2023, the Committee continued a cash-based LTIP and issued grants for the three-year cycle for the performance period ending December 31, 2023. The metrics for the LTIP cycle issued in 2023 are weighted 50% on the three-year average ROIC and 50% on TSR.
Each executive officer’s target LTIP award level is set, so in combination with other pay elements, it will deliver a total compensation opportunity comparable to that of the Company’s Peer Group. The chart below details the targeted opportunity for each of the named executives expressed as a percentage of base salary. The Board of Managers approved a supplemental target amount equal to 26% of the target amount in the 2020-2022 LTIP performance cycle to be included in the 2023-2025 LTIP performance cycle. The chart below reflects both the 2023-2025 LTIP cycle and supplemental target amounts.

NAME	TARGET AS % OF BASE SALARY (1)	SUPPLEMENTAL TARGET AMOUNT
Mr. Fontenot	227%	$429,000
Ms. Guillory	120%	$74,360
Mr. Kleehammer (2)	110%	$0
Mr. LaBorde	85%	$75,400
Mr. Hilton (3)	90%	$78,650
(1) Long-term incentives were adjusted to a level approximating +/-10% of the Comparator Group market median for total remuneration based on salary as of the May 24, 2023, grant date.
(2) Mr. Kleehammer was issued LTIP grants for cycles 2021-2023, 2022-2024, and 2023-2025 at the above mentioned target percentage with a guaranteed minimum target payout.
(3) Cleco Power employee.
2021-2023 LTIP Award
The Leadership Development & Compensation Committee approved an overall award level of 109.5% of target for the LTIP three-year performance cycle that ended on December 31, 2023. This award level represents ROIC and TSR performance, each weighted at 50%, over the three-year period. This award will be paid in cash and is included in column E of the Summary Compensation Table for 2023.

Retirement Plans - Nonqualified Deferred Compensation Plan
The Company maintains a Deferred Compensation Plan so that members of the Boards, executive officers, and certain key employees may defer receipt and taxation of certain forms of compensation. Members of the Boards may defer up to 100% of their compensation; executive officers and other key employees may defer up to 50% of their base salary and up to 100% of their annual cash incentive. The use of deferred compensation plans is prevalent within the industry and within the companies in the Peer Group. The Company does not match deferrals or contribute to the plan. Actual participation in the plan is voluntary. The notional investment options made available to participants are selected by the CFO. The allocation of deferrals among investment options is made by individual participants. The notional investment options include money market, fixed income, and equity funds. No changes were made to the plan during 2023.

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
Generally, benefits are based upon a participant’s attained age at the time of separation from service. The maximum benefit is payable at age 65 and is 65% of final compensation. Payments from the Company’s defined benefit pension plan (Pension Plan), certain employer contributions to the 401(k) Plan and payments paid or payable from prior and subsequent employers’ defined benefit retirement or similar supplemental plans reduce or offset SERP benefits. If a participant has not attained age 55 at the time of separation and receives SERP benefits before attaining age 65, SERP benefits are actuarially reduced to reflect early payment. The “Pension Benefits” table lists the present value of accumulated SERP benefits for the named executive officers as of December 31, 2023.
In 2011, the Committee amended SERP to eliminate the business transaction benefit previously included in SERP, as well as the requirement that a SERP participant be a party to an employment agreement to receive change in control benefits.
With regard to current SERP participants, two participants have agreed to fix the base compensation portion of their SERP calculation as of December 31, 2023. Additionally, they have agreed to use target rather than actual awards under the annual incentive plan for years 2016 and 2017 for the average incentive award portion of the SERP calculation. A third participant’s SERP benefit will be set at a specified amount based upon the year of separation.
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

Change in Employment Status and Change in Control Events
During 2023, the Company had no employment agreements with current named executives other than the agreements with Mr. Fontenot as President & CEO and Mr. Kleehammer as General Counsel & Chief Regulatory Officer. The Company may enter into employment agreements with its executives generally in connection with recruiting efforts. The standard

CLECO
CLECO POWER	2023 FORM 10-K
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
•the design of the incentive measures is structured to align management’s actions with the interests of the investors;
•incentive payments are dependent on the Company’s performance measured against pre-established targets and

CLECO
CLECO POWER	2023 FORM 10-K
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

Executive Officers’ Compensation

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)(1)	ALL OTHER COMPENSATION ($)	TOTAL ($)
A	B	C	D	E	F	G	H
William G. Fontenot,	2023	$746,654	$0	$3,004,254	$527,167	$31,036	$4,309,111
President & CEO	2022	$721,000	$0	$1,888,467	$0	$26,709	$2,636,176
	2021	$719,385	$0	$2,200,081	$42,503	$20,877	$2,982,846

Kristin L. Guillory,	2023	$438,654	$0	$674,322	$101,468	$13,817	$1,228,261
CFO	2022	$389,231	$0	$403,162	$0	$14,440	$806,833
	2021	$320,000	$0	$329,917	$12,029	$12,251	$674,197

Mark D. Kleehammer, (2)
Chief Regulatory Officer & General Counsel	2023	$212,500	$420,000	$754,712	$0	$33,779	$1,420,991

Robert R. LaBorde, Jr., (3)	2023	$372,115	$0	$550,287	$787,887	$43,642	$1,753,931
Chief Operations & Sustainability Officer	2022	$346,923	$0	$345,911	$0	$26,828	$719,662
	2021	$308,462	$0	$442,313	$0	$26,673	$777,448

Justin S. Hilton,	2023	$295,000	$0	$438,335	$314,229	$16,135	$1,063,699
President - Cleco Power	2022	$294,231	$0	$316,116	$0	$13,035	$623,382
	2021	$284,231	$0	$416,023	$50,551	$12,241	$763,046

Former Executive Officer:

William B. Conway, Jr.,	2023	$204,346	$0	$569,780	$0	$50,869	$824,995
Chief Corporate Development & Compliance Officer & General Counsel	2022	$383,462	$0	$433,169	$0	$24,138	$840,769
	2021	$363,846	$0	$186,108	$0	$13,462	$563,416
(1) Amounts in this column include the change in pension value year over year. For 2023, this amount includes the change in pension value from 2022 to 2023. Negative changes in the pension value year over year are reported as $0.
(2) Mr. Kleehammer is classified as a named executive officer for 2023 only.
(3) Mr. LaBorde retired from the Company on December 31, 2023. See “— Pension Benefits — Estimated Annual Payments” for the actual annual payments to be made to Mr. LaBorde under the Pension Plan and SERP.

CLECO
CLECO POWER	2023 FORM 10-K
General
The Summary Compensation Table sets forth individual compensation information for the CEO, the CFO, and the three other most highly compensated executive officers of Cleco and its affiliates for services rendered in all capacities to Cleco and its affiliates during the fiscal years ended December 31, 2023, 2022, and 2021 (the “named executives” or “named executive officers”). Compensation components represent both payments made to the named executive officers during the year and other forms of compensation as follows:

•Column C, “Salary;” Column D, “Bonus;” Column E, “Non-Equity Incentive Plan Compensation;” and Column G, “All Other Compensation” represent cash compensation earned by the named executive in 2023, 2022, or 2021.
•The amounts shown in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” represent changes in the actuarial value of accrued benefits during 2023, 2022, and 2021 under the Pension Plan and SERP, as applicable. Actuarial value computations are based on assumptions discussed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Pension Plan and Employee Benefits.” The 2023 changes shown in Column F are due in part to the actuarial impact from a decrease in the discount rate used to calculate future benefits under the Pension Plan and SERP. Negative changes, if any, are reported as zero. This compensation will be payable to the named executive in future years, generally as post-employment retirement payments.

Salary
Data in Column C includes pay for time worked, as well as pay for time not worked, such as vacation, sick leave, jury duty, bereavement, and holidays. The salary level of each of the named executives is determined by a review of market data for companies comparable in size and scope to Cleco, as discussed under “— Compensation Discussion and Analysis — Decisions Made in 2023 with Regard to Each Compensation and Benefit Component — Base Salary.” In some instances, merit lump sum payments are used to recognize positive performance when base pay has reached or exceeded the Company’s base pay policy target, and are included in the salary column. Deferral of 2023, 2022, and 2021 base pay made by Mr. Fontenot and Mr. LaBorde, pursuant to the Deferred Compensation Plan also is included in the salary column and is further detailed in the “Nonqualified Deferred Compensation” table. Adjustments to base pay are recommended to the Committee typically on an annual basis, and if approved, usually are implemented in January. Base salary changes made in 2023 for named executives and the reasons for those changes are discussed in “— Compensation Discussion and Analysis — Decisions Made in 2023 with Regard to Each Compensation and Benefit Component — Base Salary.”

Bonus
Column D, “Bonus” includes non-plan-based, discretionary incentives earned during 2023, 2022, or 2021.

Non-Equity Incentive Plan Compensation
Column E, “Non-Equity Incentive Plan Compensation” contains cash awards earned during 2023 that will be paid in March 2024 under the STIP; earned during 2022 and paid in March
2023 under the STIP; and earned during 2021 and paid in March 2022 under the STIP. Deferral of annual cash incentive payments made by Mr. Fontenot and Mr. LaBorde pursuant to the Deferred Compensation Plan also is included in Column E and is further detailed in the “Nonqualified Deferred Compensation” table. Column E also includes cash awards earned during 2023 that will be paid in March 2024; earned during 2022 that were paid in March 2023, and earned during 2021 that were paid in February 2022 for the LTIP performance periods ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

Change in Pension Value and Nonqualified Deferred Compensation Earnings
The values in Column F represent the aggregate increase in the actuarial present value of benefits earned by each named executive officer during 2023, 2022, and 2021 under the Pension Plan and SERP, including SERP’s supplemental death benefit provision. These values do not represent cash received by the named executives in 2023, 2022, and 2021; rather, these amounts represent the present value of future retirement payments Cleco projects will be made to each named executive. Changes in the present value of the Pension Plan and SERP benefits from December 31, 2022, to December 31, 2023; from December 31, 2021 to December 31, 2022; and from December 31, 2020, to December 31, 2021, result from an additional year of earned service, compensation changes and the increase (or decrease) in value caused by the change in the discount rate used to compute present value. (Generally, a decrease in the discount rate will increase the present value of benefits and an increase in the discount rate will decrease the present value.) If the discount rate increases by a large enough amount, it can cause the accrued pension and SERP liability to decline versus the prior year. When this occurs, the values reported for Column F are zero.
The present value of the accumulated benefit obligation for each named executive officer is included in the table, “Pension Benefits.” These values are reviewed by the Committee in conjunction with its annual tally sheet analysis. An explanation of why the Company uses SERP and its relationship to other compensation elements can be found in “Decisions Made in 2023 With Regard to Each Compensation and Benefit Component.”
Column F also would include any above-market or preferential earnings on deferred compensation paid by the Company. There were no such preferential earnings paid by the Company in 2023, 2022, and 2021.

All Other Compensation
Payments made to or on behalf of named executive officers in Column G, “All Other Compensation,” include the following:

•Contributions by Cleco under the 401(k) Plan on behalf of the named executive officers;
•Term life insurance premiums paid for the benefit of the named executive officers;
•Spousal travel;
•Certain corporate memberships;
•Unused vacation paid at separation or retirement;
•Relocation; and
•Federal Insurance Contributions Act (FICA) tax due currently and paid by the Company on the annual increase in the named executive officers’ future SERP benefits.

CLECO
CLECO POWER	2023 FORM 10-K
The value of the Column G items for 2023 for each named executive officer is as follows:

	MR. FONTENOT	MS. GUILLORY	MR. KLEEHAMMER	MR. LABORDE	MR. HILTON	MR. CONWAY
Cleco Contributions to 401(k) Plan	$13,200	$12,181	$8,827	$21,227	$14,985	$24,585
Taxable Group Term Life Insurance	1,382	38	410	830	350	0
Spousal Travel	6,910	1,598	0	0	0	0
Memberships	0	0	800	0	800	0
Unused vacation payout at separation/retirement	0	0	0	0	0	26,284
Severance	0	0	0	0	0	0
Relocation	0	0	23,742	0	0	0
FICA Tax on SERP	9,544	0	0	21,585	0	0
Total Other Compensation	$31,036	$13,817	$33,779	$43,642	$16,135	$50,869

NAME	GRANT DATE	ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (STIP)			ESTIMATED FUTURE PAYMENTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (2023-2025 LTIP GRANT)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
A	B	C	D	E	F	G	H
Mr. Fontenot	01/01/23	$0	$933,318	$1,866,636	$0	$2,129,000	$4,258,000
Ms. Guillory	01/01/23	$0	$285,125	$570,250	$0	$608,360	$1,216,720
Mr. Kleehammer	01/01/23	$0	$198,300	$396,600	$0	$467,500	$935,000
Mr. LaBorde	01/01/23	$0	$186,058	$372,116	$0	$181,650	$363,300
Mr. Hilton	01/01/23	$0	$147,500	$295,000	$0	$344,150	$688,300
Mr. Conway	01/01/23	$0	$122,608	$245,216	$0	$158,375	$316,750
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
Estimated Future Payments under Non-Equity Incentive Plan Awards (STIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2023 with Regard to Each Compensation and Benefit Component — Annual Cash Incentive” for a discussion of 2023 STIP award calculations.

Estimated Future Payments under Non-Equity Incentive Plan Awards (LTIP)
See “— Compensation Discussion and Analysis — Decisions Made in 2023 with Regard to Each Compensation and Benefit Component — Long-Term Compensation” for a discussion of grants made in 2023.

Pension Benefits

NAME	PLAN NAME (s)	NUMBER OF YEARS OF CREDITED SERVICE (#)	PRESENT VALUE OF ACCUMULATED BENEFIT ($)	PAYMENTS DURING LAST FISCAL YEAR ($)
Mr. Fontenot	Cleco Corporate Holdings LLC Pension Plan	37	$2,147,193	$0
	Cleco Corporation SERP	37	$3,811,998	$0
Ms. Guillory (1)	Cleco Corporate Holdings LLC Pension Plan	19	$463,869	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Kleehammer (2)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
Mr. LaBorde (3)	Cleco Corporate Holdings LLC Pension Plan	16	$592,230	$0
	Cleco Corporation SERP	15	$1,897,688	$0
Mr. Hilton (4)	Cleco Corporate Holdings LLC Pension Plan	34	$1,612,788	$0
	Cleco Corporation SERP	0	$0	$0
Mr. Conway (5)	Cleco Corporate Holdings LLC Pension Plan	0	$0	$0
	Cleco Corporation SERP	0	$0	$0
(1) Ms. Guillory is not a participant in SERP as her appointment to her current position was after the plan was closed to new participants.
(2) Mr. Kleehammer was not a participant in the Pension Plan or SERP as he was hired after both plans were closed to new participants.
(3) Mr. LaBorde has prior years of service credit under the Pension Plan. He is not currently a participant in the Plan because he was rehired after the Pension Plan was closed to new participants in 2007.
(4) Mr. Hilton is not a participant in SERP as his appointment to his current position was after the plan was closed to new participants.
(5) Mr. Conway was not a participant in the Pension Plan or SERP as he was hired after both plans were closed to new participants.

CLECO
CLECO POWER	2023 FORM 10-K
General
The Company provides executive officers who meet certain tenure requirements benefits from the Pension Plan and SERP. Vesting in the Pension Plan requires five years of service with the Company. Mr. Fontenot, Ms. Guillory, and Mr. Hilton are fully vested in the Pension Plan. Mr. LaBorde is fully vested in the Pension Plan based on previous service with the Company. Having been rehired after August 1, 2007, he was no longer eligible to participate in the Pension Plan and was included in an enhanced 401(k) Plan for those employees hired (or rehired) on or after August 1, 2007. Messrs. Conway and Kleehammer, having been hired after August 1, 2007, were not eligible to participate in the Pension Plan and were included in an enhanced 401(k) Plan for those employees hired on or after August 1, 2007.
Vesting in SERP requires ten years of service. Under the terms of SERP, automatic vesting occurs upon a Change in Control if a participating executive is involuntarily terminated from the Company. Messrs. Fontenot and LaBorde are all fully vested in SERP based on years of service. Ms. Guillory and Messrs. Hilton and Conway are not participants in SERP.
The present value of each of the named executive officer’s accumulated benefit values was actuarially calculated and represents the values as of December 31, 2023. These calculations were made using the projected unit credit method for valuation purposes and a discount rate of 5.13%. Other material assumptions relating to the valuation include use of the Pri-2012 Employee and Healthy Retiree gender distinct mortality tables projected generationally using Scale MP-2020 (using White Collar for SERP present values and no collar for Qualified Plan present values), assumed retirement at age 65 and retirement payments in the form of joint and 100% survivor with 10 years certain payment.
The sum of the change in actuarial value of the Pension Plan during 2023 and the change in value of SERP is included in Column F, “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” in the Summary Compensation Table. Negative changes, if any, are reported as zero.

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
Benefits under the Pension Plan are determined by years of service, age at retirement, and highest total average compensation for any consecutive five calendar years during the last ten years of employment. Earnings include base pay, cash incentives, merit lump sums, imputed income with respect to life insurance premiums paid by the Company, pre-tax contributions to the 401(k) Plan, salary and bonus deferrals to the Deferred Compensation Plan, and any other form of payment taxable under IRC Section 3401(a). Earnings exclude reimbursement of expenses, gifts, severance pay, moving expenses, outplacement assistance, relocation allowances, welfare benefits, benefits accrued (other than salary and bonus deferrals) or paid pursuant to the Deferred Compensation Plan, the value of benefits accrued or paid under the LTIP, income from the exercise of stock options and income from disqualifying stock dispositions. For 2023, the amount of earnings was further limited to $330,000 as prescribed by the IRS.
The formula for calculating the defined benefit under the Pension Plan is as follows:

1. Defined Benefit = Annual Benefit + Supplement Benefit
2. Annual Benefit = Final Average Earnings × Years of Service × Pension Factor
3. Supplement Benefit = (Final Average Earnings - Social Security Covered Compensation) × Years of Service × .0065

The applicable pension factor for 2023 was 1.25%. Based on the benefit formula, the pension factor will remain at 1.25% in future years. Social Security-covered income is prescribed by the IRS based on the year of birth.
Benefits from the Pension Plan are generally paid at normal, late or early retirement dates and are subject to a limit prescribed by the IRS, generally $265,000 in 2023. Normal retirement at age 65 entitles the participant to a full pension. A participant may elect to delay retirement past age 65 as long as he/she is actively employed. Years of service continue to accumulate (up to a maximum of 35) and earnings continue to count toward the final earnings calculation. If a participant chooses to retire after age 55 but before normal retirement age, the amount of the annual pension benefit is reduced by 3% per year between ages 55 and 62. For example, the normal pension benefit at age 55 is reduced by 21%.

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

CLECO
CLECO POWER	2023 FORM 10-K
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

Estimated Annual Payments
The following table shows the estimated annual payments at age 55 (or actual attained age if greater than 55) to each of the named executives under the Pension Plan and SERP as of December 31, 2023.

	ESTIMATED PAYMENTS AT 55 (OR ACTUAL ATTAINED AGE IF GREATER THAN 55)
	PENSION	SERP	TOTAL
Mr. Fontenot	$141,215	$188,785	$330,000
Ms. Guillory	$62,893	$0	$62,893
Mr. Kleehammer (1)	$0	$0	$0
Mr. LaBorde (2)	$36,246	$106,075	$142,321
Mr. Hilton	$116,078	$0	$116,078
Mr. Conway (1)	$0	$0	$0
(1) Neither Mr. Conway nor Mr. Kleehammer participated in the Pension Plan, as they were hired after August 1, 2007, nor SERP, as they were hired after the plan was closed to new participants in July 2014.
(2) Mr. LaBorde retired from the Company on December 31, 2023. Amounts shown reflect actual payments.

Nonqualified Deferred Compensation

NAME	EXECUTIVE OFFICER CONTRIBUTIONS IN 2023 ($)(1)	COMPANY CONTRIBUTIONS IN 2023 ($)	AGGREGATE EARNINGS IN 2023 ($) (2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS IN 2023 ($)	AGGREGATE BALANCE AT DECEMBER 31, 2023 ($)(3)
A	B	C	D	E	F
Mr. Fontenot	$433,733	$0	$551,593	$0	$4,023,355
Ms. Guillory	$0	$0	$0	$0	$0
Mr. Kleehammer	$0	$0	$0	$0	$0
Mr. LaBorde	$38,303	$0	$34,402	$0	$871,299
Mr. Hilton	$0	$0	$0	$0	$0
Mr. Conway	$0	$0	$0	$0	$0
(1) The amounts in Column B represent deferrals of salary and non-equity incentive compensation payments made to the named executive officers during 2023 and are included in the amounts shown in Columns C and E, respectively, of the Summary Compensation Table.
(2) The aggregate earnings shown in Column D are not included in the Summary Compensation Table. Negative returns are reflected as zero.
(3) The aggregate balances shown in Column F include amounts reported as salary and non-equity incentive compensation payments in the Summary Compensation Table for the current fiscal year, as well as previous years and the earnings on those amounts.
Deferred Compensation
Named executives and other key employees are eligible to participate in the Company’s Deferred Compensation Plan. Participants are allowed to defer up to 50% of their base salary and up to 100% of their annual cash incentive, as reported in Columns C and G in the Summary Compensation Table. Consequently, the executive officer contributions listed in Column B above are made by the participant and not by Cleco. Messrs. Fontenot and LaBorde elected to participate in the Deferred Compensation Plan during 2023. All deferral elections for 2023 were made prior to the beginning of 2023 as required by the regulations under IRC Section 409A. There are no matching contributions made by the Company.
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

Potential Payments at Termination or Change in Control
The following tables, “Potential Payments at Termination or Change in Control,” detail the estimated value of payments and benefits provided to each named executive officer assuming the following separation events occurred as of December 31, 2023: termination by the executive; disability; death; retirement; constructive termination; termination by the Company for cause; and termination in connection with a change in control. The Company has selected these events based on long-standing provisions in employee benefit plans, such as the Pension Plan and 401(k) Plan, or because the use is common within the industry and Comparator Group. Some of the potential severance payments are governed by the separate documents establishing the STIP, LTIP, and SERP.
At its October 2011 meeting, Cleco Corporation’s Compensation Committee approved the Executive Severance Plan to provide severance benefits to executive officers. In October and December 2014 and July 2015, the Cleco

CLECO
CLECO POWER	2023 FORM 10-K
Corporation’s Compensation Committee approved amendments to the Executive Severance Plan. At December 31, 2023, all of the named executive officers were covered by the Executive Severance Plan.
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

Termination for Cause
“Cause” is defined as an executive’s (i) intentional act of fraud, embezzlement or theft in the course of employment or other intentional misconduct that is materially injurious to the Company’s financial condition or business reputation; (ii) intentional damage to Company property, including the wrongful disclosure of its confidential information; (iii) willful and intentional refusal to perform the essential duties of his/her position; (iv) failure to fully cooperate with government or independent agency investigations; (v) conviction of a felony or crime involving moral turpitude; (vi) willful, reckless, or negligent violation of the material provisions of Cleco’s Code of Conduct; or (vii) reckless or intentional acts or failures to act in a manner which materially compromises his/her ability to perform the essential duties of his/her position; or (viii) willful, reckless, or negligent violation of rules related to the LTRP or rules adopted by the SEC. No payments, other than those required by law, are made or benefits provided under the Executive Severance Plan if an executive officer is terminated for cause. If an executive officer is vested in SERP, that benefit is forfeited. The value of that forfeiture is shown as a negative number in the separation payments tables.

Change in Control
The term “Change in Control” is defined in the LTRP. One or more of the following triggering events constitute a Change in Control:

•Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than the Company or an Affiliate or any “person” who on the effective date of this Plan is a director, officer, or is the “beneficial owner” (as determined in Rule 13d-3 promulgated under the Exchange

CLECO
CLECO POWER	2023 FORM 10-K
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
The following tables set forth the value of post-employment payments and benefits that are not generally made available to all employees. Each separation event is assumed to occur on December 31, 2023. Retirement is assumed to occur at age 55 or the named executive officer’s actual attained age if greater than 55. Estimated payments under the LTRP and LTRP for disability, death, retirement and constructive termination are uncertain until the completion of the performance period/cycle. In the case of the LTRP, the performance period is the current fiscal year. The estimated payment for the home purchase and relocation is a projection of the expense to the Company to sell the named executive officer’s principal residence including any loss avoided by the named executive officer by having the right to sell the residence to the Company, plus the projected cost to the Company to relocate the named executive officer.
Pursuant to Item 401(j) of Regulation S-K, the separation events disclosed in this Annual Report on Form 10-K are assumed to occur in the past, as of December 31, 2023.

CLECO
CLECO POWER	2023 FORM 10-K

Mr. Fontenot
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$750,000	$0	$2,964,445
Annual Cash Bonus	0	1,142,754	1,142,754	1,142,754	1,142,754	0	0
Long-Term Incentive	0	3,704,500	3,704,500	3,704,500	3,704,500	0	5,529,000
Cash Payment in Lieu of Outplacement Services	0	0	0	0	50,000	0	0
Present Value of Incremental SERP Payments(1)	0	3,361,302	7,093,636	2,971,836	2,971,836	(2,971,836)	4,719,879
SERP Supplemental Death Benefit	0	0	2,437,500	0	0	0	0
Purchase of Principal Residence/Relocation	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	31,798	0	42,398
Total Incremental Value	$0	$8,208,556	$14,378,390	$7,819,090	$8,650,888	$(2,971,836)	$13,339,222
(1) As of December 31, 2023, Mr. Fontenot was vested in SERP payments, which would be forfeited upon termination for cause.

Ms. Guillory
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$445,000	$0	$1,272,902
Annual Cash Bonus	0	349,107	349,107	0	349,107	0	0
Long-Term Incentive	0	840,002	840,002	0	840,002	0	1,373,360
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	31,798	0	42,398
Total Incremental Value	$0	$1,189,109	$1,189,109	$0	$1,690,907	$0	$2,772,160
(1) As of December 31, 2023, Ms. Guillory was not eligible for retirement.

Mr. Kleehammer
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$425,000	$0	$850,000
Annual Cash Bonus	0	242,799	242,799	0	242,799	0	0
Long-Term Incentive	0	979,413	979,413	0	979,413	0	1,402,500
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	29,551	0	39,401
Total Incremental Value	$0	$1,222,212	$1,222,212	$0	$1,701,763	$0	$2,375,401
(1) As of December 31, 2023, Mr. Kleehammer was not eligible for retirement.

Mr. LaBorde
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$0	$0	$0
Annual Cash Bonus	0	0	0	227,809	0	0	0
Long-Term Incentive	0	0	0	515,250	0	0	0
Cash Payment in Lieu of Outplacement Services	0	0	0	0	0	0	0
Present Value of Incremental SERP Payments	0	0	0	1,897,688	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	0
COBRA Medical Coverage	0	0	0	0	0	0	0
Total Incremental Value	$0	$0	$0	$2,640,747	$0	$0	$0
(1) Mr. LaBorde retired from the Company on December 31, 2023.

CLECO
CLECO POWER	2023 FORM 10-K

Mr. Hilton
VALUE OF PAYMENT/BENEFIT	TERMINATION BY EXECUTIVE	DISABILITY	DEATH	RETIREMENT (1)	CONSTRUCTIVE TERMINATION	TERMINATION FOR CAUSE	CHANGE IN CONTROL
Cash Severance	$0	$0	$0	$0	$295,000	$0	$831,294
Annual Cash Bonus	0	126,260	126,260	0	126,260	0	0
Long-Term Incentive	0	603,458	603,458	0	603,458	0	894,150
Cash Payment in Lieu of Outplacement Services	0	0	0	0	25,000	0	0
Present Value of Incremental SERP Payments	0	0	0	0	0	0	0
SERP Supplemental Death Benefit	0	0	0	0	0	0	0
Purchase of Principal Residence/Relocation Expenses	0	0	0	0	0	0	83,500
COBRA Medical Coverage	0	0	0	0	31,798	0	42,398
Total Incremental Value	$0	$729,718	$729,718	$0	$1,081,516	$0	$1,851,342
(1) As of December 31, 2023, Mr. Hilton was not eligible for retirement.

BOARD OF MANAGERS COMPENSATION

2023 Board of Managers Compensation

NAME (1)	FEES EARNED OR PAID IN CASH ($)	TOTAL ($)
A	B	C
Rick Gallot	$170,000	$170,000
Randy Gilchrist	$170,000	$170,000
Peggy Scott	$265,000	$265,000
Melissa Stark	$3,750	$3,750
Bruce Wainer	$170,000	$170,000
(1)Messrs. Arnould, Chapman, Fronimos, Leslie, Perry, Rubin, Turner, and Solís-Hernández were appointed to the Boards by the Owner Group and do not receive additional compensation for their service on the Boards.

General
Column B, “Fees Earned or Paid in Cash” represents cash compensation earned and/or received in 2023.
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

Fees Earned or Paid in Cash
During 2023, each Board Manager who is not a Cleco employee or appointed by the Owner Group, except Ms. Stark, received an annual cash retainer of $170,000. Ms. Stark received an annual cash retainer of $3,750. During this period, the non-management Chair was compensated with an additional retainer of $95,000.
Board Managers are permitted to defer receipt of their fees under the Company’s Deferred Compensation Plan. Messrs. Gallot and Gilchrist elected to defer all or a portion of their fees in 2023.
Cleco reimburses Board Managers for travel and related expenses incurred for attending meetings of Cleco’s Boards and Board committees, including travel costs for spouses/
companions. Ms. Scott incurred $282 of expenses for spousal/companion travel during 2023.
Cleco also provides its Board Managers who are not employed by Cleco or appointed by the Owner Group with $200,000 of life insurance and permanent total disability coverage under a group accidental death and dismemberment plan maintained by Cleco Power. The total 2023 premium for all coverage (exempt employees, officers and Board Managers) under this plan was $6,128.

Interests of the Board of Managers
In 2023, no non-management member of Cleco’s Boards performed services for or received compensation from Cleco or its affiliates except for those services relating to his or her duty as a member of Cleco’s Boards.

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

CLECO
CLECO POWER	2023 FORM 10-K
the Leadership Development and Compensation Committee were officers or employees of the Company or any of its subsidiaries during 2023, were former Company officers, or had any relationship otherwise requiring disclosure.

CEO Pay Ratio
The aggregate compensation of the executive who served in the CEO role in 2023 (Mr. Fontenot) was $4,308,399. This amount differs from the aggregate amount reflected in the Summary Compensation Table included in this Annual Report on Form 10-K because of the inclusion of the value of the Company’s contribution to health and welfare benefits. The median employee’s annual total compensation for 2023 was $125,679, calculated including the same components of total pay as was used for Mr. Fontenot. As a result, Cleco estimates that the CEO’s 2023 annual total compensation was 34.3 times that of the median employee’s annual total compensation. The median employee was determined based on employees of the Company on December 31, 2023, using the consistently applied compensation measure of target total cash compensation (including base salary and target bonus). Target total cash compensation was annualized for those employees that were not employed for the full year of 2023.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the years ended December 31, 2023, and 2022, respectively, were as follows:

	2023	2022
Audit fees	$2,579,243	$2,420,500
Audit-related fees	157,000	208,500
Tax fees	509,480	593,017
Other fees	2,000	60,251
Total	$3,247,723	$3,282,268

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

CLECO
CLECO POWER	2023 FORM 10-K
services performed to date. During 2023 and 2022, all audit and non-audit fees were pre-approved by the Audit Committee in accordance with the policy described above and pursuant to applicable rules of the SEC.
For the fiscal years ended December 31, 2023, and 2022, professional services provided for Cleco Power that were directly billed to Cleco Holdings were allocated to Cleco Power though not billed directly to Cleco Power. The following is Cleco Power’s allocation of professional services provided by PwC:

	2023	2022
Audit fees	$2,014,337	$1,961,400
Audit-related fees	80,000	177,500
Tax fees	412,679	474,414
Other fees	1,620	58,671
Total	$2,508,636	$2,671,985

CLECO
CLECO POWER	2023 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		FORM 10-K ANNUAL REPORT
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	52
	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	61
15(a)(1)	Financial Statements of Cleco
	Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021	54
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	55
	Consolidated Balance Sheets at December 31, 2023, and 2022	56
	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	58
	Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022, and 2021	60
	Financial Statements of Cleco Power
	Cleco Power Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021	63
	Cleco Power Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	64
	Cleco Power Consolidated Balance Sheets at December 31, 2023, and 2022	65
	Cleco Power Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	67
	Cleco Power Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2023, 2022, and 2021	69
	Notes to the Financial Statements	70
15(a)(2)	Financial Statement Schedules
	Schedule I — Financial Statements of Cleco Holdings (Parent Company Only)
	Condensed Statements of Income for the years ended December 31, 2023, 2022, and 2021	143
	Condensed Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	144
	Condensed Balance Sheets at December 31, 2023, and 2022	145
	Condensed Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	146
	Notes to the Condensed Financial Statements	147
	Schedule II — Valuation and Qualifying Accounts
	Cleco - Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022, and 2021	149
	Cleco Power - Valuation and Qualifying Accounts for the years ended December 2023, 2022, and 2021	149
	Financial Statement Schedules other than those shown in the above index are omitted because they are either not required or are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto
15(a)(3)	List of Exhibits	139

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
Pursuant to paragraph 601(b)(4)(iii)(A) of Regulation S-K, the Registrants have omitted from the following listings of Exhibits, and hereby agrees to furnish to the SEC upon its request, copies of certain instruments, each relating to debt not exceeding 10 percent of the total assets of the respective Registrant and its subsidiaries on a consolidated basis.

CLECO
CLECO POWER	2023 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	2(a)	Agreement and Plan of Merger, dated as of October 17, 2014, by and among the Company, Como 1 L.P. and Como 3 Inc.	1-15759	8-K(10/20/14)	2.1
	2(b)	Purchase and Sale Agreement dated as of February 6, 2018 by and between NRG Energy, Inc., a Delaware Corporation, as Seller, NRG South Central Generating LLC, a Delaware limited liability company, as the Company and Cleco Energy LLC, a Louisiana limited liability company, as Purchaser	1-15759	10-Q(3/18)	2.1
	2(c)	Letter Agreement, dated as of February 1, 2019 between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC) amending, supplementing and modifying the Purchase and Sale Agreement (the “Cleco Cajun Divestiture Purchase and Sale Agreement”), dated as of February 6, 2018, by and between NRG Energy, Inc. and Cleco Cajun LLC (f/k/a Cleco Energy LLC).	1-15759	8-K(2/8/19)	10.6
*	2(d)	Purchase and Sale Agreement dated November 22, 2023 by and among Big Pelican LLC, Pelican South Central LLC, South Central Generating LLC, and Cleco Cajun LLC
	3(a)	Articles of Entity Conversion of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.1
	3(b)	Limited Liability Company Agreement of Cleco Corporate Holdings LLC, dated as of April 13, 2016	1-15759	8-K(4/19/16)	3.2
	4(a)(1)	Indenture between Cleco Power (as successor) and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(6)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(7)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)(1)	Indenture of Mortgage dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A.	1-15759	8-K(5/17/16)	4.1
	4(b)(2)	First Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.2
	4(b)(3)	Second Supplemental Indenture dated May 17, 2016 between Cleco Corporate Holdings LLC and Wells Fargo Bank, N.A	1-15759	8-K(5/17/16)	4.3
	4(b)(4)	Amended and Restated Third Supplemental Indenture dated as of May 1, 2023 between Cleco Corporate Holdings LLC and Regions Bank (as successor to Wells Fargo Bank, N.A.) as trustee	1-15759	8-K(05/02/23)	4.2
	4(c)(1)	Indenture, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.1
	4(c)(2)	Supplemental Indenture No.1, dated as of September 11, 2019, by and between Cleco Corporate Holdings LLC and Regions Bank	1-15759	8-K(9/12/19)	4.2
**	10(a)(1)	Supplemental Executive Retirement Plan Amended and Restated January 1, 2009	1-15759	10-K(2008)	10(f)(4)
**	10(a)(2)	Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No. 1	1-15759	8-K(12/9/08)	10.3
**	10(a)(3)	Cleco Corporation Supplemental Executive Retirement Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.2
**	10(a)(4)	Cleco Corporation Supplemental Executive Retirement Plan Amended and Restated effective January 1, 2009, Amendment No. 3 (No New Participants)	1-15759	10-K(2014)	10(c)(10)
**	10(a)(5)	Cleco Corporate Holdings LLC Supplemental Executive Retirement Plan (Amended and Restated January 1, 2009), Amendment No.4 (Special CEO Benefit)	1-15759	8-K(12/21/17)	10.2
**	10(a)(6)	Supplemental Executive Retirement Trust dated December 13, 2000	1-15759	10-K(2003)	10(e)(1)(c)
**	10(a)(7)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Dilek Samil	1-15759	10-K(2002)	10(z)(1)
**	10(a)(8)	Supplemental Executive Retirement Plan Participation Agreement between Cleco Corporation and Michael H. Madison	1-15759	10-K(2004)	10(v)(3)
**	10(b)(1)	Cleco Corporate Holdings LLC Executive Severance Plan, effective May 21, 2021	1-15759	10-Q(6/21)	10.3
**	10(b)(2)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-15759	8-K(3/28/17)	10.1
**	10(b)(3)	Executive Employment Agreement, dated April 21, 2011, by and between Cleco Corporation and Bruce A. Williamson	1-15759	8-K(4/27/11)	10.1
**	10(b)(4)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-15759	8-K(12/21/17)	10.1
**	10(b)(5)	Supplemental Agreement, dated May 16, 2023, by and between Cleco Corporate Holdings LLC and Mark Kleehammer	1-15759	10-Q(6/23)	10.1
**	10(c)(1)	Cleco Corporation Deferred Compensation Plan	333-59696	S-8(4/27/01)	4.3
**	10(c)(2)	First Amendment to Cleco Corporation Deferred Compensation Plan	1-15759	10-K(2008)	10(n)(5)
**	10(c)(3)	Cleco Corporation Deferred Compensation Plan, Corrective Section 409A Amendment	1-15759	8-K(12/9/08)	10.2
**	10(c)(4)	Deferred Compensation Trust dated January 2001	1-15759	10-K(2003)	10(u)
**	10(c)(5)	Cleco Corporation Deferred Compensation Plan Amendment, effective October 28, 2011	1-15759	10-Q(9/11)	10.5
	10(d)(1)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(d)(2)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(11/13/15)	10.1
	10(d)(3)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(d)(4)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-15759	8-K(12/21/17)	10.1
	10(d)(5)	Term Loan Agreement, dated as of February 1, 2019 among Cleco Corporate Holdings LLC, the Lenders from time to time party thereto and Mizuho Bank, Ltd. as administrative agent.	1-15759	8-K(2/8/19)	10.2
	10(d)(6)	Amendment No. 1, dated as of May 15, 2020, to the Term Loan Agreement, dated as of February 1, 2019, by and among Cleco Corporate Holdings LLC (f/k/a Cleco Corporation), the Lenders party thereto and Mizuho Bank, Ltd., as administrative agent	1-15759	8-K(5/21/20)	10.1
	10(d)(7)	Credit Agreement, dated as of May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.1

CLECO
CLECO POWER	2023 FORM 10-K

EXHIBITS
CLECO			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	10(d)(8)	Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.2
	10(d)(9)	Credit Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.1
	10(d)(10)	Amendment No. 1, dated February 17, 2023, to the Credit Agreement, dated May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	10-Q(3/23)	10.1
	10(d)(11)	Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	8-K(5/26/21)	10.2
	10(d)(12)	Amendment No. 1, dated February 17, 2023, to the Term Loan Agreement , dated May 21, 2021, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent	1-15759	10-Q(3/23)	10.2
	10(e)(1)	2017 Long-Term Incentive Compensation Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.3
	10(e)(2)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Two-Year Performance Cycle	1-15759	10-Q(3/17)	10.4
	10(e)(3)	Form of Notice and Acceptance of Incentive Award under Cleco Corporate Holdings LLC 2017 Long-Term Incentive Compensation Plan - 2017 Three-Year Performance Cycle	1-15759	10-Q(3/17)	10.5
	10(f)	Form of Seventh Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2023, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-15759	10-Q(3/23)	10.5
	10(g)	2017 Short-Term Incentive Plan, effective as of January 1, 2017	1-15759	10-Q(3/17)	10.6
*	10(h)	Note Purchase Agreement dated December 14, 2023 by and among Cleco Power LLC and the Purchasers listed on Schedule A thereto
*	21	Subsidiaries of the Registrant
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2023
*	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2023 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
	3(a)	Second Amended and Restated Articles of Organization of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.3
	3(b)	Second Amended and Restated Articles Operating Agreement of Cleco Power LLC, dated as of April 13, 2016	1-05663	8-K(4/19/16)	3.4
	4(a)(1)	Indenture between the Company and Bankers Trust Company, as Trustee, dated as of October 1, 1988	33-24896	S-3(10/11/88)	4(b)
	4(a)(2)	Agreement Appointing Successor Trustee dated as of April 1, 1996, by and among Central Louisiana Electric Company, Inc., Bankers Trust Company, and The Bank of New York	333-02895	S-3(4/29/96)	4(a)(2)
	4(a)(3)	First Supplemental Indenture, dated as of December 1, 2000, between Cleco Utility Group Inc. and the Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(2)
	4(a)(4)	Second Supplemental Indenture, dated as of January 1, 2001, between Cleco Power LLC and The Bank of New York	333-52540	S-3/A(1/26/01)	4(a)(3)
	4(a)(5)	Seventh Supplemental Indenture, dated as of July 6, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(7/6/05)	4.1
	4(a)(6)	Eighth Supplemental Indenture, dated as of November 30, 2005, between Cleco Power LLC and the Bank of New York Trust Company, N.A.	1-05663	8-K(11/28/05)	4.1
	4(a)(7)	Ninth Supplemental Indenture, dated as of June 3, 2008, between Cleco Power LLC and The Bank of New York Trust Company, N.A.	1-05663	8-K(6/2/08)	4.1
	4(a)(8)	Tenth Supplemental Indenture, dated as of November 13, 2009, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/12/09)	4.1
	4(a)(9)	Eleventh Supplemental Indenture, dated as of November 15, 2010, between Cleco Power LLC and The Bank of New York Mellon Trust Company, N.A. (as successor trustee)	1-05663	8-K(11/15/10)	4.1
	4(b)	Loan Agreement, dated as of November 1, 2007, between Cleco Power LLC and the Rapides Finance Authority	1-05663	8-K(11/20/07)	4.1
	4(c)	Loan Agreement, dated as of October 1, 2008, between Cleco Power LLC and the Rapides Finance Authority	1-05663	10-Q(3/10)	4.1
	4(d)	Loan Agreement, dated as of December 1, 2008, between Cleco Power LLC and the Louisiana Public Facilities Authority	1-05663	10-Q(3/10)	4.2
	4(e)(1)	Indenture, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(09/10/21)	4.1
	4(e)(2)	Supplemental Indenture No. 1, dated as of September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee	1-05663	8-K(09/10/21)	4.2
	4(e)(3)	Form of Note (included in Supplemental Indenture No. 1, dated September 10, 2021, by and between Cleco Power LLC and Regions Bank, as trustee)	1-05663	8-K(09/10/21)	4.3
	4(f)(1)	Indenture between Cleco Securitization I LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee (including the form of the Storm Recovery Bonds and the Series Supplement), dated as of June 22, 2022	1-05663	8-K(6/22/22)	4.1
	4(f)(2)	Series Supplement between Cleco Securitization I LLC and The Bank of New York Mellon Trust Company, National Association, as Trustee, dated as of June 22, 2022	1-05663	8-K(6/22/22)	4.2
**	10(a)	Supplemental Executive Retirement Plan	1-05663	10-K(1992)	10(o)(1)
	10(b)(1)	Notes Purchase Agreement dated as of December 16, 2011 among Cleco Power LLC, various financial institutions and Credit Agricole Securities (USA) Inc., JPMorgan Securities Inc. and KeyBanc Capital Markets Inc., as agents.	1-05663	8-K(12/19/11)	10.1
	10(b)(2)	Note Purchase Agreement dated May 8, 2012 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(05/09/12)	10.1
	10(b)(3)	Note Purchase Agreement dated November 13, 2015 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(11/13/15)	10.1
	10(b)(4)	Note Purchase Agreement dated December 20, 2016 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/16)	10.1
	10(b)(5)	Note Purchase Agreement dated December 18, 2017 by and among Cleco Power LLC and the Purchasers listed on the signature pages thereto	1-05663	8-K(12/21/17)	10.1
	10(b)(6)	Credit Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-05663	8-K(5/26/21)	10.1
	10(b)(7)	Amendment No. 1, dated February 17, 2023, to the Credit Agreement, dated May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-05663	10-Q(3/23)	10.3
	10(b)(8)	Term Loan Agreement, dated as of May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-05663	8-K(5/26/21)	10.2
	10(b)(9)	Amendment No. 1, dated February 17, 2023, to the Term Loan Agreement , dated May 21, 2021, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent	1-05663	10-Q(3/23)	10.4
	10(c)	Staffing Agreement, dated as of April 13, 2016, by and between Cleco Power LLC and Co Issuer Corporate Staffing, LLC	1-05663	8-K(4/19/16)	10.4
**	10(d)(1)	Cleco Corporate Holdings LLC Separation Agreement, dated effective March 23, 2017, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Darren J. Olagues	1-05663	8-K(3/28/17)	10.1
**	10(d)(2)	Employment Agreement, effective as of January 1, 2018, by and between Cleco Corporate Holdings LLC, Cleco Group LLC and Cleco Power LLC and William G. Fontenot	1-05663	8-K(12/21/17)	10.1
	10(e)	Form of Seventh Agreement to Extend the Board of Managers Services Agreement, effective as of May 1, 2023, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager	1-05663	10-Q(3/23)	10.5
	10(f)(1)	Storm Recovery Property Servicing Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Servicer, dated as of June 22, 2022	1-05663	8-K(6/22/22)	10.1
	10(f)(2)	Storm Recovery Property Sale Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Seller, dated as of June 22, 2022	1-05663	8-K(6/22/22)	10.2
	10(f)(3)	Administrative Agreement between Cleco Securitization I LLC and Cleco Power LLC, as Administrator, dated as of June 22, 2022	1-05663	8-K(6/22/22)	10.3
*	10(h)	Note Purchase Agreement dated December 14, 2023 by and among Cleco Power LLC and the Purchasers listed on Schedule A thereto
*	24(a)	Power of Attorney from each Manager of Cleco Corporate Holdings LLC and Cleco Power LLC whose signature is affixed to this Form 10-K for the fiscal year ended December 31, 2023
*	31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
*	32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	101.SCH	Inline XBRL Taxonomy Extension Schema

CLECO
CLECO POWER	2023 FORM 10-K

CLECO POWER			SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Income
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Operating expenses
Administrative and general	$1,206	$1,088	$1,644
Merger transaction costs	665	228	436
Other operating expense	268	246	247
Total operating expenses	2,139	1,562	2,327
Operating loss	(2,139)	(1,562)	(2,327)
Equity income from subsidiaries, net of tax	39,874	231,702	234,512
Interest, net	(74,578)	(62,267)	(60,461)
Other income (expense), net	2,568	(724)	8,788
(Loss) income before income taxes	(34,275)	167,149	180,512
Federal and state income tax benefit	(19,048)	(21,662)	(14,454)
Net (loss) income	$(15,227)	$188,811	$194,966
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Comprehensive Income
	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Net income	$(15,227)	$188,811	$194,966
Other comprehensive income, net of tax
Postretirement benefits gain (loss) (net of tax benefit of $1,905, tax expense of $8,728, and tax expense of $394, respectively)	(5,171)	23,688	2,167
Total other comprehensive income (loss), net of tax	(5,171)	23,688	2,167
Comprehensive income, net of tax	$(20,398)	$212,499	$197,133
The accompanying notes are an integral part of the financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Balance Sheets
	AT DEC. 31,
(THOUSANDS)	2023	2022
Assets
Current assets
Cash and cash equivalents	$5,153	$2,556
Accounts receivable - affiliate	38,364	31,242
Other accounts receivable	2,441	1,781
Taxes receivable, net	44,025	13,242
Cash surrender value of trust-owned life insurance policies	47,129	43,388
Other current assets	66	65
Total current assets	137,178	92,274
Equity investment in subsidiaries	4,180,082	4,292,018
Accumulated deferred federal and state income taxes, net	123,950	145,513
Other deferred charges	570	788
Total assets	$4,441,780	$4,530,593

Liabilities and member's equity
Liabilities
Current liabilities
Long-term debt due within one year	$66,497	$230,523
Accounts payable	842	1,900
Short-term debt	110,000	64,000
Accounts payable - affiliate	19,935	17,496
Taxes payable, net	6	33
Interest accrued	10,458	10,264
Deferred compensation	14,277	12,162
Other current liabilities	255	749
Total current liabilities	222,270	337,127
Postretirement benefit obligations	2,851	2,774
Other deferred credits	313	313
Long-term debt, net	1,343,173	1,243,312
Total liabilities	1,568,607	1,583,526
Commitments and contingencies (Note 5)
Member's equity	2,873,173	2,947,067
Total liabilities and member's equity	$4,441,780	$4,530,593
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO HOLDINGS (Parent Company Only)	SCHEDULE I

Condensed Statements of Cash Flows
		FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Operating activities
Net cash provided by operating activities	$75,548	$180,270	$56,054
Investing activities
Return on investment in trust-owned life insurance policies	417	35,175	—
Net cash provided by investing activities	417	35,175	—
Financing activities
Draws on credit facility	100,000	64,000	—
Payments on credit facility	(54,000)	—	—
Repayment of long-term debt	(65,600)	(67,700)	(66,000)
Payment of financing costs	(272)	(9)	(1,268)
Distributions to member	(53,496)	(219,588)	—
Net cash used in financing activities	(73,368)	(223,297)	(67,268)
Net increase (decrease) in cash and cash equivalents	2,597	(7,852)	(11,214)
Cash and cash equivalents at beginning of period	2,556	10,408	21,622
Cash and cash equivalents at end of period	$5,153	$2,556	$10,408

Supplementary cash flow information
Interest paid, net of amount capitalized	$72,537	$59,848	$57,688
Income taxes paid, net	$2,162	$—	$—
The accompanying notes are an integral part of the condensed financial statements.

CLECO
CLECO POWER	2023 FORM 10-K

CLECO HOLDINGS (Parent Company Only) Notes to the Condensed Financial Statements

Note 1 — Summary of Significant Accounting Policies
The condensed financial statements represent the financial information required by SEC Regulation S-X 5-04 for Cleco Holdings, which requires the inclusion of parent company only financial statements if the restricted net assets of consolidated subsidiaries exceed 25% of total consolidated net assets as of the last day of its most recent fiscal year. As of December 31, 2023, Cleco Holdings’ restricted net assets of consolidated subsidiaries were $1.36 billion and exceeded 25% of its total consolidated net assets.
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

Note 2 — Debt
At December 31, 2023, Cleco Holdings had $110.0 million of outstanding borrowings under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 7.079%. At December 31, 2022, Cleco Holdings had $64.0 million of outstanding borrowings under its credit facility.
At December 31, 2023, Cleco Holding’s long-term debt outstanding was $1.41 billion, of which $66.5 million was due within one year. The amount due within one year primarily represents $66.7 million of principal payments on Cleco Holdings’ bank term loan due in May 2024, which also represents the amount required to be paid by the Cleco Cajun Acquisition commitments to the LPSC.
On May 1, 2023, Cleco Holdings amended certain terms of the supplemental indenture governing its $165.0 million senior notes due in 2023. As a result, the interest rate of the senior notes changed to a floating interest rate equal to SOFR plus 1.725% and the maturity date was extended from May 1, 2023, to May 1, 2025.
On February 17, 2023, Cleco Holdings amended its revolving credit facility and bank term loans to transition the benchmark interest rate from LIBOR to SOFR.
Cleco Holdings’ $175.0 million revolving credit agreement matures on May 21, 2026. Under this agreement, Cleco Holdings is required to maintain total indebtedness less than or equal to 65.0% of total capitalization. At December 31, 2023, the borrowing costs for amounts drawn under this agreement were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively.
Upon approval of the Cleco Cajun Acquisition, commitments were made to the LPSC by Cleco Holdings, including repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. As of December 31, 2023, Cleco Holdings was in compliance with these commitments. The cumulative minimum principal amounts committed to be repaid for each year through 2024 are as follows:

(THOUSANDS)
For the year ending Dec. 31,
2019	$66,700
2020	$133,300
2021	$200,000
2022	$267,700
2023	$333,300
2024	$400,000

The principal amounts payable under long-term debt agreements for each year through 2028 and thereafter are as follows:

AMOUNTS PAYABLE UNDER LONG-TERM DEBT ARRANGEMENTS	(THOUSANDS)
For the year ending Dec. 31,
2024	$66,700
2025	$165,000
2026	$535,000
2027	$—
2028	$—
Thereafter	$650,000

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
The following table summarizes the cash distributions Cleco Holdings received from affiliates during 2023, 2022, and 2021:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Cleco Power	$94,838	$105,500	$—
Cleco Cajun	40,000	137,000	111,000
Total	$134,838	$242,500	$111,000

During the years ended December 31, 2023, 2022, and 2021, Cleco Holdings made no contributions to affiliates.
During the years ended December 31, 2023, 2022, and 2021, Cleco Holdings received no equity contributions from Cleco Group.
During the years ended December 31, 2023 and December 31, 2022, Cleco Holdings made $53.5 million and $219.6 million, respectively, of distribution payments to Cleco

CLECO
CLECO POWER	2023 FORM 10-K
Group. During the year ended December 31, 2021, Cleco Holdings made no distribution payments to Cleco Group.

Note 4 — Income Taxes
Cleco Holdings’ (Parent Company Only) Condensed Statements of Income reflect income tax expense (benefit) for the following line items:

	FOR THE YEAR ENDED DEC. 31,
(THOUSANDS)	2023	2022	2021
Federal and state income tax benefit	$(19,048)	$(21,662)	$(14,454)
Equity income from subsidiaries - federal and state income tax (benefit) expense	$(44,268)	$22,579	$27,565

Note 5 — Commitments and Contingencies
For information regarding commitments and contingencies related to Cleco Holdings, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

CLECO
CLECO POWER	2023 FORM 10-K

CLECO			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Credit Losses
Year Ended Dec. 31, 2023	$1,147	$6,804	$4,939	$3,012
Year Ended Dec. 31, 2022	$1,302	$4,645	$4,800	$1,147
Year Ended Dec. 31, 2021	$2,758	$5,463	$6,919	$1,302
(1) Deducted in the consolidated balance sheet

CLECO POWER			SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD (1)
Allowance for Credit Losses
Year Ended Dec. 31, 2023	$1,147	$6,804	$4,939	$3,012
Year Ended Dec. 31, 2022	$1,302	$4,645	$4,800	$1,147
Year Ended Dec. 31, 2021	$2,758	$5,463	$6,919	$1,302
(1) Deducted in the consolidated balance sheet

CLECO
CLECO POWER	2023 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(President & Chief Executive Officer)

Date: March 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	President & Chief Executive Officer	March 8, 2024
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 8, 2024
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 8, 2024
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Dylan D. Arnould
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Domingo Solís-Hernández
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 8, 2024
(William G. Fontenot, as Attorney-in-Fact)

CLECO
CLECO POWER	2023 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ William G. Fontenot
(William G. Fontenot)
(Chief Executive Officer)

Date: March 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William G. Fontenot	Chief Executive Officer	March 8, 2024
(William G. Fontenot)	(Principal Executive Officer)
/s/ Kristin L. Guillory	Chief Financial Officer	March 8, 2024
(Kristin L. Guillory)	(Principal Financial Officer)
/s/ Tonita Laprarie	Controller and Chief Accounting Officer	March 8, 2024
(Tonita Laprarie)	(Principal Accounting Officer)

MANAGERS*
Andrew M. Chapman
Paraskevas Fronimos
Richard J. Gallot, Jr.
David R. Gilchrist
Christopher J. Leslie
Jon R. R. Perry
Aaron J. Rubin
Peggy B. Scott
Domingo Solís-Hernández
Melissa M. Stark
Steven J. Turner
Bruce D. Wainer

*By:	/s/ William G. Fontenot	March 8, 2024
(William G. Fontenot, as Attorney-in-Fact)