Form 10-Q
period 2024-03-31
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2024-05-08
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
Or
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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014
Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
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

Coughlin	Cleco Power’s 775-MW, natural gas-fired, combined cycle power plant located in St. Landry, Louisiana
COVID-19	Coronavirus disease 2019, including any variant thereof, and the related global outbreak that was subsequently declared a pandemic by the World Health Organization in March 2020
DHLC	Dolet Hills Lignite Company, LLC, a wholly owned subsidiary of SWEPCO

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Diversified Lands	Diversified Lands LLC, a wholly owned subsidiary of Cleco Holdings
Dolet Hills	A facility consisting of Dolet Hills Power Station, the Dolet Hills mine, and the Oxbow mine
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

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021
Project Diamond Vault	Cleco Power's project to construct a carbon capture and sequestration facility at the Brame Energy Center
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERC	SERC Reliability Corporation
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC, a wholly owned subsidiary of Cleco Cajun
St. Mary Clean Energy Center	A 47-MW waste-heat steam generating unit located in Franklin, Louisiana
Storm Recovery Property	Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW natural gas-fired, steam generating unit at Cleco Power’s plant site in Baldwin, Louisiana

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•resolution of pending, upcoming, or future rate cases and related litigation, formula rate proceedings, and related negotiations, as well as delays in cost recovery resulting from these proceedings,
•the ability to close the Cleco Cajun Divestiture according to the terms of the Cleco Cajun Divestiture Purchase and Sale Agreement in the expected time frame or at all,
•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on GHG emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to conflicts and hostilities, including the current armed conflict in Ukraine and the Middle East,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•the ability of Cleco’s customers to pay their utility bills on time due to costs related to volatile fuel prices, severe weather recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its renewables and electrification initiatives,
•changes to federal income tax laws, regulations, and interpretive guidance, including the IRA of 2022,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, increased distributed generation, or changes in customers’ operating or business models,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
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

For more discussion of these factors and other factors that could cause actual results to differ materially from those contemplated in the Registrants’ forward-looking statements, see Part I, Item 1A, “Risk Factors” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$251,471	$293,928
Other operations	27,218	27,304
Gross operating revenue	278,689	321,232
Electric customer credits	(1,847)	(651)
Operating revenue, net	276,842	320,581
Operating expenses
Fuel used for electric generation	80,737	195,977
Purchased power	37,791	40,438
Other operations and maintenance	60,540	57,518
Depreciation and amortization	96,052	52,789
Taxes other than income taxes	16,099	16,787
Total operating expenses	291,219	363,509
Operating loss	(14,377)	(42,928)
Interest income	1,408	1,267
Allowance for equity funds used during construction	134	1,231
Equity income from investee before income tax	677	—
Other income, net	1,398	536
Interest charges
Interest charges, net	42,792	40,005
Allowance for borrowed funds used during construction	(2,030)	(517)
Total interest charges	40,762	39,488
Loss from continuing operations before income taxes	(51,522)	(79,382)
Federal and state income tax expense	37,671	43,693
Loss from continuing operations, net of income taxes	(89,193)	(123,075)
Income from discontinued operations, net of income taxes	31,962	19,053
Net loss	$(57,231)	$(104,022)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Net loss	$(57,231)	$(104,022)
Other comprehensive loss, net of income tax
Postretirement benefits loss (net of tax benefit of $108 in 2024 and $156 in 2023)	(299)	(422)
Total other comprehensive loss, net of income tax	(299)	(422)
Comprehensive loss, net of tax	$(57,530)	$(104,444)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Assets
Current assets
Cash and cash equivalents	$190,830	$122,576
Restricted cash and cash equivalents	7,684	15,818
Customer accounts receivable (less allowance for credit losses of $1,822 in 2024 and $3,012 in 2023)	42,473	48,949
Accounts receivable - affiliate	24,247	24,216
Other accounts receivable	23,124	30,518
Unbilled revenue	35,978	42,856
Fuel inventory, at average cost	61,241	68,387
Materials and supplies, at average cost	147,307	141,688
Energy risk management assets	5,429	8,129
Accumulated deferred fuel	9,382	11,627
Cash surrender value of company-/trust-owned life insurance policies	60,290	56,922
Prepayments	22,779	24,269
Regulatory assets	289,853	34,280
Assets held for sale - discontinued operations	148,796	159,514
Other current assets	2,056	918
Total current assets	1,071,469	790,667
Property, plant, and equipment
Property, plant, and equipment	4,906,368	4,838,994
Accumulated depreciation	(977,933)	(924,624)
Net property, plant, and equipment	3,928,435	3,914,370
Construction work in progress	96,512	119,572
Total property, plant, and equipment, net	4,024,947	4,033,942
Goodwill	1,490,797	1,490,797
Operating lease right of use assets	19,380	20,070
Restricted cash and cash equivalents	114,977	113,573
Note receivable	11,747	11,990
Regulatory assets - deferred taxes, net	44,157	43,866
Regulatory assets	316,335	615,495
Intangible asset - securitization	395,331	398,658
Intangible assets - other	8,309	10,633
Assets held for sale - discontinued operations	536,215	546,218
Other deferred charges	23,298	24,484
Total assets	$8,056,962	$8,100,393
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$95,000	$110,000
Long-term debt and finance leases due within one year	257,298	256,811
Accounts payable	77,758	119,801
Accounts payable - affiliate	10,688	10,683
Customer deposits	57,545	56,982
Provision for rate refund	22,068	60,768
Taxes payable	88,088	19,963
Interest accrued	41,120	22,209
Energy risk management liabilities	13,043	15,786
Regulatory liabilities - deferred taxes, net	12,531	21,939
Deferred compensation	15,241	14,277
Post retirement benefit obligations	35,520	35,520
Liabilities held for sale - discontinued operations	41,096	39,019
Other current liabilities	22,822	24,378
Total current liabilities	789,818	808,136
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	800,802	801,397
Postretirement benefit obligations	196,009	196,321
Storm reserves	112,906	111,509
Asset retirement obligations	12,559	13,723
Operating lease liabilities	16,634	17,276
Provision for rate refund	40,000	—
Customer advances for construction	26,255	26,815
Liabilities held for sale - discontinued operations	76,287	75,933
Other deferred credits	37,732	34,186
Total long-term liabilities and deferred credits	1,319,184	1,277,160
Long-term debt and finance leases, net	3,132,317	3,141,924
Total liabilities	5,241,319	5,227,220
Commitments and contingencies (Note 13)
Member’s equity	2,815,643	2,873,173
Total liabilities and member’s equity	$8,056,962	$8,100,393
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024		2023
Operating activities
Net loss	$(57,231)		$(104,022)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	100,558		75,265
Provision for credit losses	142		1,240
Electric customer credits	1,300		—
Return on equity investment in investee	(677)		—
Unearned compensation expense	1,594		1,631
Allowance for equity funds used during construction	(134)		(1,231)
Loss on energy risk management assets and liabilities, net	4,686		63,300
Loss on classification as held for sale	17,000		96,000
Deferred lease revenue	—		(2,301)
Deferred income taxes	(10,750)		(48,775)
Cash surrender value of company-/trust-owned life insurance	(2,333)		(608)
Changes in assets and liabilities
Accounts receivable	37,027		45,141
Unbilled revenue	6,878		5,407
Fuel inventory and materials and supplies	(11,263)		(69,708)
Prepayments	(1,619)		437
Accounts payable	(51,854)		(38,070)
Customer deposits	2,460		565
Regulatory assets and liabilities, net	3,106		2,115
Asset retirement obligation	(1,202)		(3,522)
Deferred fuel recoveries	1,328		56,887
Other deferred accounts	8,471		1,434
Taxes accrued	68,396		21,501
Interest accrued	18,910		15,849
Energy risk management assets and liabilities, net	(4,882)		(6,500)
Other operating	(8,751)		406
Net cash provided by operating activities	121,160		112,441
Investing activities
Additions to property, plant, and equipment	(36,964)		(60,099)
Other investing	564		496
Net cash used in investing activities	(36,400)		(59,603)
Financing activities
Draws on revolving credit facilities	—		41,000
Payments on revolving credit facilities	(15,000)		(63,000)
Repayment of long-term debt	(7,844)		(3,204)
Other financing	(219)		(241)
Net cash used in financing activities	(23,063)		(25,445)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	61,697		27,393
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	256,067	(1)	191,572
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$317,764	(2)	$218,965

Supplementary cash flow information
Interest paid, net of amount capitalized	$23,275		$24,358
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$13,363		$5,839

(1) Includes cash and cash equivalents of $122,576, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,573. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,100.
(2) Includes cash and cash equivalents of $190,830, current restricted cash and cash equivalents of $7,684, and non-current restricted cash and cash equivalents of $114,977. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,273.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2022	$2,454,276	$492,732	$59	$2,947,067
Net loss	—	(104,022)	—	(104,022)
Other comprehensive loss, net of tax	—	—	(422)	(422)
Balances, Mar. 31, 2023	$2,454,276	$388,710	$(363)	$2,842,623

Balances, Dec. 31, 2023	$2,454,276	$424,009	$(5,112)	$2,873,173
Net loss	—	(57,231)	—	(57,231)
Other comprehensive loss, net of tax	—	—	(299)	(299)
Balances, Mar. 31, 2024	$2,454,276	$366,778	$(5,411)	$2,815,643

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cleco Power
These unaudited condensed consolidated financial statements should be read in conjunction with Cleco Power’s Consolidated Financial Statements and Notes included in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For more information on the basis of presentation, see “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Basis of Presentation.”

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$253,794	$296,348
Other operations	27,218	27,303
Affiliate revenue	8,869	1,688
Gross operating revenue	289,881	325,339
Electric customer credits	(1,847)	(651)
Operating revenue, net	288,034	324,688
Operating expenses
Fuel used for electric generation	69,791	118,611
Purchased power	37,791	40,438
Other operations and maintenance	56,797	53,988
Depreciation and amortization	94,004	50,733
Taxes other than income taxes	15,646	15,995
Total operating expenses	274,029	279,765
Operating income	14,005	44,923
Interest income	1,288	1,185
Allowance for equity funds used during construction	134	1,231
Equity income from investee before income tax	677	—
Other (expense) income, net	(228)	1,306
Interest charges
Interest charges, net	25,514	24,855
Allowance for borrowed funds used during construction	(2,030)	(517)
Total interest charges	23,484	24,338
(Loss) income before income taxes	(7,608)	24,307
Federal and state income tax (benefit) expense	(960)	1,490
Net (loss) income	$(6,648)	$22,817
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Net (loss) income	$(6,648)	$22,817
Other comprehensive income, net of income tax
Postretirement benefits gain (net of tax expense of $70 in 2024 and $36 in 2023)	190	96
Amortization of interest rate derivatives to earnings (net of tax expense of $23 in 2024 and 2023)	64	63
Total other comprehensive income, net of income tax	254	159
Comprehensive (loss) income, net of tax	$(6,394)	$22,976
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Assets
Utility plant and equipment
Property, plant, and equipment	$6,037,997	$5,969,355
Accumulated depreciation	(2,295,667)	(2,244,217)
Net property, plant, and equipment	3,742,330	3,725,138
Construction work in progress	94,986	118,249
Total utility plant and equipment, net	3,837,316	3,843,387
Current assets
Cash and cash equivalents	71,092	49,211
Restricted cash and cash equivalents	7,684	15,818
Customer accounts receivable (less allowance for credit losses of $1,822 in 2024 and $3,012 in 2023)	42,473	48,949
Accounts receivable - affiliate	4,083	4,543
Other accounts receivable	22,420	27,768
Unbilled revenue	35,978	42,856
Fuel inventory, at average cost	61,241	68,387
Materials and supplies, at average cost	147,307	141,688
Energy risk management assets	5,333	3,087
Accumulated deferred fuel	9,382	11,627
Cash surrender value of company-owned life insurance policies	9,875	9,792
Prepayments	18,436	17,375
Regulatory assets	282,118	26,545
Other current assets	2,229	918
Total current assets	719,651	468,564
Operating lease right of use assets	19,380	20,070
Restricted cash and cash equivalents	114,953	113,549
Note receivable	11,747	11,990
Regulatory assets - deferred taxes, net	44,157	43,866
Regulatory assets	208,980	505,623
Intangible asset - securitization	395,331	398,658
Other deferred charges	22,748	23,835
Total assets	$5,374,263	$5,429,542
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Liabilities and member’s equity
Member’s equity	$2,016,843	$2,063,237
Long-term debt and finance leases, net	1,689,187	1,697,152
Total capitalization	3,706,030	3,760,389
Current liabilities
Long-term debt and finance leases due within one year	190,679	190,314
Accounts payable	68,541	95,565
Accounts payable - affiliate	10,661	13,200
Customer deposits	57,545	56,982
Provision for rate refund	22,068	60,768
Taxes payable	45,360	23,709
Interest accrued	23,836	11,752
Energy risk management liabilities	13,004	15,112
Regulatory liabilities - deferred taxes, net	12,531	21,939
Post retirement benefit obligations	30,777	30,777
Other current liabilities	14,159	14,617
Total current liabilities	489,161	534,735
Commitments and contingencies (Note 13)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	805,573	806,560
Postretirement benefit obligations	132,169	132,321
Storm reserves	112,906	111,509
Asset retirement obligations	12,433	13,598
Operating lease liabilities	16,634	17,276
Provision for rate refund	40,000	—
Customer advances for construction	26,255	26,815
Other deferred credits	33,102	26,339
Total long-term liabilities and deferred credits	1,179,072	1,134,418
Total liabilities and member’s equity	$5,374,263	$5,429,542
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024		2023
Operating activities
Net (loss) income	$(6,648)		$22,817
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	95,358		52,194
Provision for credit losses	142		1,240
Electric customer credits	1,300		—
Return on equity investment in investee	(677)		—
Allowance for equity funds used during construction	(134)		(1,231)
Deferred income taxes	(11,344)		(7,380)
Changes in assets and liabilities
Accounts receivable	11,770		33,064
Accounts receivable - affiliate	956		1,813
Unbilled revenue	6,878		5,407
Fuel inventory and materials and supplies	1,521		(46,325)
Prepayments	(203)		2,930
Accounts payable	(33,251)		(14,768)
Accounts payable - affiliate	(2,513)		(1,291)
Customer deposits	2,460		565
Regulatory assets and liabilities, net	2,609		1,618
Asset retirement obligation	(1,197)		(3,505)
Deferred fuel recoveries	1,328		56,887
Other deferred accounts	8,078		5,613
Taxes accrued	21,223		19,249
Interest accrued	12,084		7,557
Energy risk management assets and liabilities, net	(4,882)		—
Other operating	(2,714)		688
Net cash provided by operating activities	102,144		137,142
Investing activities
Additions to property, plant, and equipment	(39,494)		(58,066)
Other investing	564		413
Net cash used in investing activities	(38,930)		(57,653)
Financing activities
Payments on revolving credit facility	—		(45,000)
Repayment of long-term debt	(7,844)		(3,204)
Distributions to member	(40,000)		—
Other financing	(219)		(217)
Net cash used in financing activities	(48,063)		(48,421)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	15,151		31,068
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	178,578	(1)	147,644
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$193,729	(2)	$178,712

Supplementary cash flow information
Interest paid, net of amount capitalized	$12,152		$16,005
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$8,836		$5,459
(1) Includes cash and cash equivalents of $49,211, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,549.
(2) Includes cash and cash equivalents of $71,092, current restricted cash and cash equivalents of $7,684, and non-current restricted cash and cash equivalents of $114,953.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY
Balances, Dec. 31, 2022	$2,031,277	$(8,365)	$2,022,912
Net income	22,817	—	22,817
Other comprehensive income, net of tax	—	159	159
Balances, Mar. 31, 2023	$2,054,094	$(8,206)	$2,045,888

Balances, Dec. 31, 2023	$2,073,588	$(10,351)	$2,063,237
Net loss	(6,648)	—	(6,648)
Distributions to member	(40,000)	—	(40,000)
Other comprehensive income, net of tax	—	254	254
Balances, Mar. 31, 2024	$2,026,940	$(10,097)	$2,016,843

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 7	Derivative Instruments	Cleco and Cleco Power
Note 8	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 9	Income Taxes	Cleco and Cleco Power
Note 10	Segment Disclosures	Cleco
Note 11	Regulation and Rates	Cleco and Cleco Power
Note 12	Variable Interest Entities	Cleco and Cleco Power
Note 13	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 14	Affiliate Transactions	Cleco and Cleco Power
Note 15	Intangible Assets	Cleco and Cleco Power
Note 16	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 17	Storm Restoration	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Discontinued Operations
In 2022, Cleco Holdings began a strategic review process related to its investment in Cleco Cajun. In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and the sale will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group are presented as discontinued operations. On November 22, 2023, the Cleco Cajun Divestiture Purchase and Sale Agreement was entered into between the Cleco Cajun Sellers and the Cleco Cajun Purchasers whereby the Cleco Cajun Sellers have agreed to sell the Cleco Cajun Sale Group to the Cleco Cajun Purchasers. The financial information for the three months ended March 31, 2023, provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers are not expected to acquire the natural gas derivative instruments relating to the Cleco Cajun Sale Group. For more information, see Note 3 — “Discontinued Operations.”

Principles of Consolidation
The accompanying condensed consolidated financial statements of Cleco include the accounts of Cleco Holdings and its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Basis of Presentation
The condensed consolidated financial statements of Cleco and Cleco Power have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements and adjusted for discontinued operations. Because the interim condensed consolidated financial statements and the accompanying notes do not include all of the information and notes required by GAAP for annual financial statements, the condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Restricted Cash and Cash Equivalents
Various agreements to which Cleco is subject contain covenants that restrict its use of cash. As certain provisions

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
under these agreements are met, cash is transferred out of related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Current
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	$7,684	$15,818
Total current	7,684	15,818
Non-current
Diversified Lands’ mitigation escrow	24	24
Cleco Power’s future storm restoration costs	114,953	113,549
Total non-current	114,977	113,573
Total restricted cash and cash equivalents	$122,661	$129,391

Cleco Power
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Current
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	$7,684	$15,818
Total current	7,684	15,818
Non-current
Future storm restoration costs	114,953	113,549
Total non-current	114,953	113,549
Total restricted cash and cash equivalents	$122,637	$129,367

Reserves for Credit Losses
Customer accounts receivable are recorded at the invoiced amount and do not bear interest. Customer accounts receivable are generally considered past due 20 days after the billing date. Cleco recognizes write-offs within the allowance for credit losses once all recovery methods have been exhausted. It is the policy of management to review accounts receivable and unbilled revenue monthly using a reserve matrix based on historical bad debt write-offs, as well as current and forecasted economic conditions, to establish a credit loss estimate. Management’s historical credit loss analysis included periods of economic recessions, natural disasters, and temporary changes to collection policies. Due to the critical necessity of electricity, these past events have not significantly impacted Cleco’s credit loss rates.
Cleco’s credit losses at March 31, 2024, were within range of its historical credit loss analysis.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, Dec. 31, 2023	$3,012	$1,638	$4,650
Current period provision	142	—	142
Charge-offs	(1,662)	—	(1,662)
Recovery	330	—	330
Balances, Mar. 31, 2024	$1,822	$1,638	$3,460

(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, Dec. 31, 2022	$1,147	$1,638	$2,785
Current period provision	1,240	—	1,240
Charge-offs	(1,637)	—	(1,637)
Recovery	377	—	377
Balances, Mar. 31, 2023	$1,127	$1,638	$2,765

Cleco Power
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2023	$3,012
Current period provision	142
Charge-offs	(1,662)
Recovery	330
Balances, Mar. 31, 2024	$1,822

(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, Dec. 31, 2022	$1,147
Current period provision	1,240
Charge-offs	(1,637)
Recovery	377
Balances, Mar. 31, 2023	$1,127

Note 2 — Recent Authoritative Guidance
In March 2023, FASB issued guidance that applies to leases between entities under common control. The guidance provides a practical expedient for determining whether an arrangement between entities under common control is a lease as well as the classification of the lease. In addition, the leasehold improvements amortization period is to be determined by the useful life to the common group rather than the term of the lease. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Cleco has arrangements between entities under common control. The implementation of this guidance did not have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

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
The Cleco Cajun Sellers and the Cleco Cajun Purchasers have each made customary representations, warranties, and covenants in the Cleco Cajun Divestiture Purchase and Sale Agreement. The closing of the Cleco Cajun Divestiture is subject to customary closing conditions and customary conditions regarding the accuracy of the representations and warranties and compliance by the parties with their respective obligations under the Cleco Cajun Divestiture Purchase and Sale Agreement. The Cleco Cajun Divestiture Purchase and Sale Agreement includes customary termination provisions, including if the closing of the Cleco Cajun Divestiture does not occur within nine months of November 22, 2023. The parties expect to receive the last pending regulatory approval and close the Cleco Cajun Divestiture in the second quarter of 2024.
Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and the sale will represent a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group are presented as discontinued operations. The financial information for the three months ended March 31, 2023, provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers are not expected to acquire the natural gas derivative instruments relating to the Cleco Cajun Sale Group. Certain expenses incurred by the Cleco Cajun Sale Group as a result of common services provided by Support Group are reflected in Cleco’s results of continuing operations due to the expected ongoing nature of those expenses. In addition, revenue recognized by Cleco Power from transmission services provided to the Cleco Cajun Sale Group is no longer eliminated upon consolidation of Cleco's financial statements and is reflected in Cleco’s results of continuing operations due to the expected ongoing nature of these services.
In February 2019 in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. If this commitment was not satisfied prior to the closing of the Cleco Cajun Divestiture, proceeds from the Cleco Cajun Divestiture must be used to satisfy the LPSC commitment. At March 31, 2024, $66.7 million of that debt remained outstanding, which was paid on April 26, 2024. This payment satisfied the LPSC commitment. Interest expense on that debt is included in discontinued operations.
Cleco determined that the estimated fair value less the estimated cost to sell the Cleco Cajun Sale Group was less than the carrying value of the Cleco Cajun Sale Group. As a result, the Cleco Cajun Sale Group had an impairment of $173.0 million at December 31, 2023. During the three months ended March 31, 2024, an additional impairment charge of $17.0 million was recorded, which resulted in a total impairment charge of $190.0 million. The additional impairment recognized during the three months ended March 31, 2024, was primarily due to changes in assumptions related to the remaining cash flows prior to the closing of the Cleco Cajun Divestiture based on the expected closing date and the expected sale proceeds. The impairment charge reduced the carrying value of the Cleco Cajun Sale Group to its estimated fair value less estimated cost to sell and is recorded in Loss from discontinued operations, net of income taxes on Cleco's Condensed Consolidated Statement of Income. The estimated fair value was determined using the income approach. The fair value estimates involved a number of judgments and assumptions including the future performance of the Cleco Cajun Sale Group through the expected divestiture date, the expected net working capital adjustment to the sale proceeds from the Cleco Cajun Divestiture Purchase and Sale Agreement, and the weighted average cost of capital or discount rate. The fair value measurement of the Cleco Cajun Sale Group is classified as Level 3 in the fair value hierarchy.
The following table presents the amounts that have been reclassified from continuing operations and included in discontinued operations within Cleco’s Condensed Consolidated Statements of Income for the three months ended March 31, 2024, and 2023:

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Operating revenue, net
Electric operations	$128,828	$108,761
Other operations	31,534	34,714
Operating revenue, net	160,362	143,475
Operating expenses
Fuel used for electric generation*	15,196	10,232
Purchased power	61,940	60,625
Other operations and maintenance	23,291	23,370
Depreciation and amortization	356	14,513
Total operating expenses	100,783	108,740
Operating income	59,579	34,735
Other income, net	126	134
Interest, net	(80)	(1,786)
Loss on classification as held for sale	(17,000)	(96,000)
Income (loss) from discontinued operations before income taxes	42,625	(62,917)
Federal and state income tax expense (benefit)*	10,663	(81,970)
Income from discontinued operations, net of income taxes	$31,962	$19,053
* The amounts for the three months ended March 31, 2023, have been recast to exclude net losses, net of income tax benefit associated with Cleco Cajun’s natural gas derivatives of $56.5 million as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers are not expected to acquire the natural gas derivative instruments; therefore, net losses and the related income tax benefit associated with natural gas derivative instruments relating to the Cleco Cajun Sale Group are no longer presented in discontinued operations. As a result of this recast, an additional adjustment of $64.7 million was made to record tax expense at the projected annual effective income tax rate.

The following table presents the assets and liabilities of the Cleco Cajun Sale Group that have been reclassified as held for sale within Cleco’s Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023:

(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Cash, cash equivalents, and restricted cash equivalents	$4,273	$4,100
Accounts receivable	47,015	70,001
Fuel inventory, at average cost	59,380	47,243
Materials and supplies, at average cost	36,929	36,283
Energy risk management assets	432	1,066
Property, plant, and equipment, net	651,433	648,676
Prepayments	22,595	18,587
Intangible assets - other	32,569	32,569
Other assets	20,385	20,207
Accumulated loss recognized on classification as held for sale	(190,000)	(173,000)
Total assets held for sale - discontinued operations	$685,011	$705,732
Accounts payable	$31,753	$30,442
Deferred lease revenue	19,945	19,945
Intangible liabilities	12,695	12,695
Asset retirement obligations	46,678	46,165
Other liabilities	6,312	5,705
Total liabilities held for sale - discontinued operations	$117,383	$114,952
Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the three months ended March 31, 2024, and 2023:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Net cash (used in) provided by operating activities - discontinued operations	$(4,780)	$1,696
Net cash provided by (used in) investing activities - discontinued operations	$4,953	$(1,689)

Note 4 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three months ended March 31, 2024, and 2023 was as follows:

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$92,012		$—		$—	92,012
Commercial (1)	68,146		—		—	68,146
Industrial (1)	39,401		—		—	39,401
Other retail (1)	3,732		—		—	3,732
Electric customer credits	(1,847)		—		—	(1,847)
Total retail revenue	201,444		—		—	201,444
Wholesale, net	49,855	(1)	(2,323)	(2)	—	47,532
Transmission	13,894		—		—	13,894
Other	5,249		—		—	5,249
Affiliate (3)	8,869		29,667		(38,536)	—
Total revenue from contracts with customers	279,311		27,344		(38,536)	268,119
Revenue unrelated to contracts with customers
Securitization revenue	8,074		—		—	8,074
Other	649	(4)	—		—	649
Total revenue unrelated to contracts with customers	8,723		—		—	8,723
Operating revenue, net	$288,034		$27,344		$(38,536)	$276,842
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

	FOR THE THREE MONTHS ENDED MAR. 31, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential (1)	$107,196		$—		$—	$107,196
Commercial (1)	77,657		—		—	77,657
Industrial (1)	49,410		—		—	49,410
Other retail (1)	4,574		—		—	4,574
Electric customer credits	(651)		—		—	(651)
Total retail revenue	238,186		—		—	238,186
Wholesale, net	56,683	(1)	(2,420)	(2)	—	54,263
Transmission	12,530		—		—	12,530
Other	5,549		—		—	5,549
Affiliate (3)	1,688		27,514		(29,202)	—
Total revenue from contracts with customers	314,636		25,094		(29,202)	310,528
Revenue unrelated to contracts with customers
Securitization revenue	9,226		—		—	9,226
Other	826	(4)	1		—	827
Total revenue unrelated to contracts with customers	10,052		1		—	10,053
Operating revenue, net	$324,688		$25,095		$(29,202)	$320,581
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

Cleco and Cleco Power have unsatisfied performance obligations under contracts with wholesale and retail customers with durations between 2 and 11 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At March 31, 2024, Cleco and Cleco Power had $311.0 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Regulatory assets
Acadia Unit 1 acquisition costs	$1,675	$1,701	15.75
Accumulated deferred fuel (1)	9,382	11,627	Various
Affordability study	9,992	10,337	7.25
AFUDC equity gross-up	59,606	60,381	Various	(2)
AMI deferred revenue requirement	818	954	2
AROs (8)	8,526	20,094
Coughlin transaction costs	776	784	25.25
COVID-19 executive order (8)	3,071	3,039
Deferred lignite and mine closure costs (7)	134,739	136,076
Deferred storm restoration costs - Hurricane Delta (6)	88	88
Deferred storm restoration costs - Hurricane Laura (6)	367	367
Deferred storm restoration costs - Hurricane Zeta (6)	7	7
Deferred taxes, net	44,157	43,866	Various
Dolet Hills Power Station closure costs (7)	122,495	147,323
Financing costs (1)	5,994	6,087	Various	(3)
Interest costs	2,899	2,961	Various	(2)
Madison Unit 3 property taxes	13,372	13,297	Various	(9)
Non-service cost of postretirement benefits	14,482	14,526	Various	(2)
Other	9,268	10,483	Various
Postretirement costs	64,399	64,399	Various	(4)
Production operations and maintenance expenses	5,980	7,002	Various	(5)
Rodemacher Unit 2 deferred costs (8)	21,264	19,282
St. Mary Clean Energy Center	2,722	3,705	1.25
Training costs	5,579	5,618	35.75
Tree trimming costs	2,979	3,657	1
Total regulatory assets	544,637	587,661
Regulatory liabilities
Deferred taxes, net	(12,531)	(21,939)	Various
Storm reserves	(112,906)	(111,509)
Total regulatory liabilities	(125,437)	(133,448)
Total regulatory assets, net	$419,200	$454,213
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at March 31, 2024, and December 31, 2023. All other assets are earning a return on investment.
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
(7) Currently not in a recovery period. In the second quarter of 2024, Cleco Power intends to file an application with the LPSC for a financing order for securitization of these costs. For more information, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC
    Audits and Reviews — Dolet Hills Prudency Review.”
(8) Currently not in a recovery period.
(9) Beginning July 1, 2021, property taxes paid for the year ended December 31, are being amortized over the subsequent 12 months beginning July 1.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Total Cleco Power regulatory assets, net	$419,200	$454,213
2016 Merger adjustments (1)
Fair value of long-term debt	95,493	97,345
Postretirement costs	8,952	9,448
Financing costs	6,474	6,560
Debt issuance costs	4,171	4,254
Total Cleco regulatory assets, net	$534,290	$571,820
(1) Cleco regulatory assets include acquisition accounting adjustments as a result of the 2016 Merger.

Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs
In 2020, Cleco Power and SWEPCO made a joint filing with the LPSC seeking authorization to close the Oxbow mine and to include and defer certain accelerated mine closing costs in fuel and related ratemaking treatment. In 2021, the LPSC approved the establishment of a regulatory asset for certain lignite costs that would otherwise be billed through Cleco Power’s FAC and any reasonable incremental third-party professional costs related to the closure of the mine.
In 2020, Cleco Power revised depreciation rates for the Dolet Hills Power Station to utilize the December 31, 2021, expected end-of-life and early retirement of the Dolet Hills Power Station and defer depreciation expense to a regulatory asset for the amount in excess of the previously approved depreciation rates by the LPSC. The Dolet Hills Power Station was retired on December 31, 2021.
In 2022, Cleco Power filed an application with the LPSC requesting approval of the regulatory treatment and recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station over 20 years as well as recovery of deferred fuel and mine-related costs. On April 19, 2024, the LPSC approved an uncontested settlement that contains a provision for a $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station. Therefore, at March 31, 2024, this amount was recorded as a reduction to the associated regulatory asset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets and an increase to Depreciation and amortization on Cleco’s and Cleco Power’s Statements of Income. For more information about the settlement, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

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

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2024, and December 31, 2023, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$286,707	$286,707	$—	$—	$242,596	$242,596	$—	$—
FTRs	881	—	—	881	3,087	—	—	3,087
Natural gas derivatives	4,548	—	4,548	—	5,042	—	5,042	—
Total assets	$292,136	$286,707	$4,548	$881	$250,725	$242,596	$5,042	$3,087
Liability description
FTRs	$435	$—	$—	$435	$781	$—	$—	$781
Natural gas derivatives	12,608	—	12,608	—	15,005	—	15,005	—
Total liabilities	$13,043	$—	$12,608	$435	$15,786	$—	$15,005	$781

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT MAR. 31, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$172,080	$172,080	$—	$—	$169,606	$169,606	$—	$—
FTRs	881	—	—	881	3,087	—	—	3,087
Natural gas derivatives	4,452	—	4,452	—	—	—	—	—
Total assets	$177,413	$172,080	$4,452	$881	$172,693	$169,606	$—	$3,087
Liability description
FTRs	$435	$—	$—	$435	$781	$—	$—	$781
Natural gas derivatives	12,570	—	12,570	—	14,331	—	14,331	—
Total liabilities	$13,005	$—	$12,570	$435	$15,112	$—	$14,331	$781

Cleco has consistently applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the three months ended March 31, 2024, and the year ended December 31, 2023, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At March 31, 2024, and December 31, 2023, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2024, and December 31, 2023:

Cleco
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Cash and cash equivalents	$164,047	$113,207
Current restricted cash and cash equivalents	$7,684	$15,818
Non-current restricted cash and cash equivalents	$114,976	$113,571

Cleco Power
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Cash and cash equivalents	$49,444	$40,240
Current restricted cash and cash equivalents	$7,684	$15,818
Non-current restricted cash and cash equivalents	$114,952	$113,548
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
The following table summarizes the net changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Balances, beginning of period	$2,306	$2,276
Unrealized losses*	(418)	(24)
Purchases	(33)	(64)
Settlements	(1,409)	(1,555)
Balances, end of period	$446	$633
*Unrealized losses are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power as of March 31, 2024, and December 31, 2023:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	FORWARD PRICE RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW	HIGH
FTRs at Mar. 31, 2024	$881	$435	RTO auction pricing	FTR price - per MWh	$(1.98)	$7.34
FTRs at Dec. 31, 2023	$3,087	$781	RTO auction pricing	FTR price - per MWh	$(3.51)	$7.07

Natural Gas Derivatives
Cleco may enter into physical and financial fixed price forward or options contracts that financially settle or are physically delivered at a future date. Management has not elected to apply hedge accounting to these contracts as allowed under applicable accounting standards. Cleco Power’s natural gas derivative contracts are marked-to-market with the resulting unrealized gain or loss recorded as a component of Accumulated deferred fuel on the balance sheet. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge. Cleco Cajun’s unrealized gains or losses as well as realized gains or losses at settlement are recorded on the income statements as a component of fuel expense.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT MAR. 31, 2024		AT DEC. 31, 2023
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,390,677	$3,147,971	$3,400,293	$3,177,654
* The carrying value of long-term debt does not include deferred issuance costs of $13.5 million at March 31, 2024, and $14.2 million at December 31, 2023.

Cleco Power
	AT MAR. 31, 2024		AT DEC. 31, 2023
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,878,482	$1,844,789	$1,886,248	$1,867,559
* The carrying value of long-term debt does not include deferred issuance costs of $11.1 million at March 31, 2024, and $11.5 million at December 31, 2023.

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

Concentrations of Credit Risk
At March 31, 2024, and December 31, 2023, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and
Cleco Power would be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to capture interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government to maintain liquidity and achieve the goal of a net asset value of a dollar.
When Cleco enters into commodity derivative or physical commodity transactions directly with market participants, Cleco may be exposed to counterparty credit risk. Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations causing Cleco to potentially incur replacement cost losses. Cleco enters into long-form contracts and master agreements with counterparties that govern the risk of counterparty credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support with respect to bilateral transactions and contracts that Cleco has entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings, or liquidity ratios.

Note 7 —Derivative Instruments
In the normal course of business, Cleco utilizes derivative instruments, such as natural gas derivatives and FTRs, to mitigate volatility of overall fuel and purchased power costs.
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At March 31, 2024, and December 31, 2023, there were no fair value amounts offset on the balance sheets and no collateral posted with or received from counterparties. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at March 31, 2024, and at December 31, 2023:

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs
Current	Energy risk management assets	$881	$3,087
Current	Energy risk management liabilities	(435)	(781)
Natural gas derivatives
Current	Energy risk management assets	4,548	5,042
Current	Energy risk management liabilities	(12,608)	(15,005)
Commodity-related contracts, net		$(7,614)	$(7,657)

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT MAR. 31, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs
Current	Energy risk management assets	$881	$3,087
Current	Energy risk management liabilities	(435)	(781)
Natural gas derivatives
Current	Energy risk management assets	4,452	—
Current	Energy risk management liabilities	(12,570)	(14,331)
Commodity-related contracts, net		$(7,672)	$(12,025)
The following tables present the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2024, and 2023:

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2024	2023
Commodity-related contracts
FTRs(1)	Electric operations	$726	$859
FTRs(1)	Purchased power	(1,371)	(596)
Natural gas derivatives(2)	Fuel used for electric generation	(18,701)	(83,906)	(3)
Total		$(19,346)	$(83,643)
(1) For the three months ended March 31, 2024, and 2023, unrealized losses associated with FTRs of $(0.4) million and less than $(0.1) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three months ended March 31, 2024, unrealized gains and realized losses associated with natural gas derivatives for Cleco Power of $1.3 million and $(3.2) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2023, unrealized losses and realized losses associated with natural gas derivatives for Cleco Power of $(4.5) million and $(1.8) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(3) Recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers are not expected to acquire the natural gas derivative instruments relating to the Cleco Cajun Sale Group.

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2024	2023
Commodity-related contracts
FTRs(1)	Electric operations	$726	$859
FTRs(1)	Purchased power	(1,371)	(596)
Natural gas derivatives(2)	Fuel used for electric generation	(7,756)	(6,540)
Total		$(8,401)	$(6,277)
(1) For the three months ended March 31, 2024, and 2023, unrealized losses associated with FTRs of $(0.4) million and less than $(0.1) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three months ended March 31, 2024, unrealized gains and realized losses associated with natural gas derivatives of $1.3 million and $(3.2) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three months ended March 31, 2023, unrealized losses and realized losses associated with natural gas derivatives of $(4.5) million and $(1.8) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
The following tables present the volume of commodity-related derivative contracts outstanding at March 31, 2024, and December 31, 2023, for Cleco and Cleco Power:

Cleco
	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT MAR. 31, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs	MWh	2,686	9,611
Natural gas derivatives	MMBtus	48,490	61,119

Cleco Power
	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT MAR. 31, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs	MWh	2,686	9,611
Natural gas derivatives	MMBtus	23,990	19,915

Note 8 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2023, management estimates that pension contributions totaling $94.2 million will be required through 2028, of which $25.7 million will be required in 2024. In April 2024, Cleco made a $3.5 million payment towards its 2024 contribution requirement. Cleco was not required to make any contributions to the pension plan in 2023.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three months ended March 31, 2024, and 2023 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED MAR. 31,		FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023	2024	2023
Components of periodic benefit costs
Service cost	$1,189	$1,173	$479	$365
Interest cost	6,535	6,606	583	566
Expected return on plan assets	(7,607)	(7,386)	—	—
Amortizations
Net loss (gain)	—	—	164	(13)
Net periodic benefit cost	$117	$393	$1,226	$918

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three months ended March 31, 2024, and 2023 was $0.5 million and $0.4 million, respectively.
The current and non-current portions of the pension benefits liability for Cleco and Cleco Power at December 31, 2023, and 2022 are as follows:

(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Current	$25,685	$25,685
Non-current	$91,752	$91,638

Cleco Holdings is the plan sponsor for the other benefit plans. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three months ended March 31, 2024, and 2023, was $1.1 million and $0.9 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and
Cleco Power at March 31, 2024, and December 31, 2023, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Current	$5,241	$5,241
Non-current	$41,665	$41,815

Cleco Power
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Current	$4,479	$4,479
Non-current	$32,110	$32,289

SERP
Certain Cleco officers are covered by SERP. Cleco does not fund the SERP liability, but instead pays for current benefits out of cash available of the respective company of the employed officer. Because SERP is a non-qualified plan, Cleco has purchased life insurance policies on certain SERP participants as a mechanism to provide a source of funding. These policies are held in a rabbi trust formed by Cleco Power. The rabbi trust is the named beneficiary of the life insurance policies and, therefore, receives the proceeds upon the death of the insured participants. The life insurance policies may be used to

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
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
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three months ended March 31, 2024, and 2023, were as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Components of periodic benefit costs
Service cost	$34	$35
Interest cost	836	901
Amortizations
Prior period service credit	(54)	(54)
Net gain	(21)	(15)
Net periodic benefit cost	$795	$867

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for both the three months ended March 31, 2024, and 2023, was $0.1 million.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at March 31, 2024, and December 31, 2023, were as follows:

Cleco
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Current	$4,593	$4,593
Non-current	$62,592	$62,868

Cleco Power
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Current	$613	$613
Non-current	$8,308	$8,394
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
expense for the three months ended March 31, 2024, and 2023, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
401(k) Plan expense	$3,075	$2,154

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three months ended March 31, 2024, and 2023, was as follows:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
401(k) Plan expense	$1,601	$902

Note 9 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates from continuing operations for Cleco and Cleco Power for the three months ended March 31, 2024, and 2023:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
	2024	2023
Effective tax rate	(73.1)%	(55.0)%

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31,
	2024	2023
Effective tax rate	12.6%	6.1%

For Cleco and Cleco Power, the effective income tax rates for the three months ended March 31, 2024, and 2023, were different than the federal statutory rate primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, and state tax expense.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three months ended March 31, 2024, and 2023, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At March 31, 2024, and December 31, 2023, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

Income Tax Audits
Cleco and Cleco Power are party to the consolidated income tax return filed by Cleco Group. Cleco Group participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2020, 2021, and 2022, the IRS has placed Cleco in the Bridge phase of the Compliance Assurance Process for the 2020 and 2021 tax years. In this phase, the IRS will not

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
accept any disclosures, conduct any reviews, or provide any assurances. These tax returns were filed consistent with the IRS’s review. The IRS has accepted Cleco Group’s application for the Compliance Assurance Process for the 2022 tax year and the Compliance Assurance Maintenance phase for the 2023 tax year. In this maintenance phase, the IRS typically will, at its discretion, reduce the level of its review of the tax year relative to the regular Compliance Assurance Process phase.
The state income tax years 2020, 2021, and 2022 remain subject to examination by the Louisiana Department of Revenue.
Cleco Group classifies income tax penalties as a component of other expense. For the three months ended March 31, 2024, and 2023, no penalties were recognized.

Note 10 — Segment Disclosures
Segment disclosures are based on Cleco’s method of internal reporting, which disaggregates business units by first-tier subsidiary. The financial information for historical periods provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers are not expected to acquire the natural gas derivative instruments relating to the Cleco Cajun Sale Group. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management measures performance and allocates resources. Cleco has recast data from prior periods to reflect this change to conform to the current year presentation. For more information, see Note 3 — “Discontinued Operations.”
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

Segment Information
FOR THE THREE MONTHS ENDED MAR. 31, 2024 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$253,794
Other operations	27,218
Affiliate revenue	8,869
Electric customer credits	(1,847)
Operating revenue, net	$288,034
Net loss	$(6,648)
Add: Depreciation and amortization	94,004
Less: Interest income	1,288
Add: Interest charges	23,484
Add: Federal and state income tax benefit	(960)
EBITDA	$108,592

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED MAR. 31, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$253,794	$(2,323)		$—	$251,471
Other operations	27,218	—		—	27,218
Affiliate revenue	8,869	29,667		(38,536)	—
Electric customer credits	(1,847)	—		—	(1,847)
Operating revenue, net	$288,034	$27,344		$(38,536)	$276,842
Depreciation and amortization	$94,004	$4,371	(1)	$—	$98,375
Interest income	$1,288	$293		$(173)	$1,408
Interest charges	$23,484	$17,452		$(174)	$40,762
Federal and state income tax (benefit) expense	$(960)	$38,631		$—	$37,671
Loss from continuing operations, net of income taxes	$(6,648)	$(82,545)		$—	$(89,193)
Income from discontinued operations, net of income taxes	—	31,962		—	31,962
Net loss	$(6,648)	$(50,583)		$—	$(57,231)
Additions to property, plant, and equipment	$39,494	$(2,530)		$—	$36,964
Equity investment in investee (2)	$1,916	$(507,329)		$507,329	$1,916
Goodwill (2)	$1,490,797	$—		$—	$1,490,797
Total segment assets (2)	$6,865,060	$822,793		$369,109	$8,056,962
(1) Includes $2.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) Balances at March 31, 2024.

FOR THE THREE MONTHS ENDED MAR. 31, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$296,348
Other operations	27,303
Affiliate revenue	1,688
Electric customer credits	(651)
Operating revenue, net	$324,688
Net income	$22,817
Add: Depreciation and amortization	50,733
Less: Interest income	1,185
Add: Interest charges	24,338
Add: Federal and state income tax expense	1,490
EBITDA	$98,193

FOR THE THREE MONTHS ENDED MAR. 31, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$296,348	$(2,420)		$—	$293,928
Other operations	27,303	1		—	27,304
Affiliate revenue	1,688	27,514		(29,202)	—
Electric customer credits	(651)	—		—	(651)
Operating revenue, net	$324,688	$25,095		$(29,202)	$320,581
Depreciation and amortization	$50,733	$4,476	(1)	$—	$55,209
Interest income	$1,185	$143		$(61)	$1,267
Interest charges	$24,338	$15,211		$(61)	$39,488
Federal and state income tax expense	$1,490	$42,203		$—	$43,693
Income (loss) from continuing operations, net of income taxes	$22,817	$(145,892)		$—	$(123,075)
Income from discontinued operations, net of income taxes	—	19,053		—	19,053
Net income (loss)	$22,817	$(126,839)		$—	$(104,022)
Additions to property, plant, and equipment	$58,066	$2,033		$—	$60,099
Equity investment in investees (2)	$1,992	$(467,329)		$467,329	$1,992
Goodwill (2)	$1,490,797	$—		$—	$1,490,797
Total segment assets (2)	$6,920,339	$870,743		$309,311	$8,100,393
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger. (2) Balances at December 31, 2023.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Net loss	$(57,231)	$(104,022)
Less: income from discontinued operations, net of income taxes	31,962	19,053
Loss from continuing operations, net of income taxes	$(89,193)	$(123,075)
Add: Depreciation and amortization	98,375	55,209
Less: Interest income	1,408	1,267
Add: Interest charges	40,762	39,488
Add: Federal and state income tax expense	37,671	43,693
Add: Other corporate costs and noncash items (1) (2)	22,385	84,145
Total segment EBITDA	$108,592	$98,193
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.
(2) Includes loss on Cleco Cajun’s natural gas derivatives of $(10.9) million and $(77.4) million, respectively, for the three months ended March 31, 2024, and 2023.

Note 11 — Regulation and Rates

Deferred Operations and Maintenance Costs
Cleco Power defers operations and maintenance costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. As part of the filed application for Cleco Power’s current rate case, Cleco Power is seeking approval from the LPSC to recover these costs through its new rates, which are anticipated to be effective on July 1, 2024. At March 31, 2024, and December 31, 2023, Cleco Power had $10.4 million and $9.9 million, respectively, recorded for these costs.

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
In October 2023, Cleco Power filed its monitoring report for the 12 months ended June 30, 2023, with the LPSC, indicating no refund was due. On January 31, 2024, Cleco Power received the LPSC Staff’s draft report indicating no refund and no material findings. Cleco Power anticipates LPSC approval of the report in the second quarter of 2024.
On June 30, 2023, Cleco Power filed an application with the LPSC through the rate case process for a new FRP, with anticipated new rates being effective July 1, 2024. Cleco Power has responded to multiple sets of LPSC data requests. On February 5, 2024, and February 9, 2024, the intervenors and LPSC Staff filed direct testimony, respectively. Cleco Power filed rebuttal testimony on April 3, 2024, in accordance with the revised procedural schedule. Pre-hearing statements with the LPSC are due on May 10, 2024.

Dolet Hills Regulatory Refund
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. On February 2, 2024, the ALJ released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers.
Management estimated that a loss resulting from a potential disallowance was probable, and as a result, Cleco Power accrued an estimated contingent loss of $58.7 million at December 31, 2023. On April 19, 2024, the LPSC approved an uncontested settlement that contains a provision for refunding $20.0 million per year to Cleco Power’s retail customers as a credit to their bills during the third quarters of 2024, 2025, and 2026 for a total of $60.0 million. Therefore, at March 31, 2024, an additional $1.3 million was recorded in Provision for rate refund on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets and Electric customer credits on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. For more information about the settlement, see Note 13 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

TCJA
Effective July 1, 2021, under Cleco Power’s current retail rate plan, all retail customers continued receiving bill credits resulting from the TCJA. The target retail portion of the unprotected excess ADIT is approximately $2.5 million monthly and is credited over a period of three years concluding on June 30, 2024. The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At March 31, 2024, Cleco Power had $200.4 million accrued for the excess ADIT, of which $12.5 million is reflected in current regulatory liabilities.

Teche Unit 3
In May 2023, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. In January 2024, Cleco Power filed a notice with the LPSC to retire Teche Unit 3 in June 2024. Cleco Power has no outstanding financial obligations to MISO for operating Teche Unit 3 as a system support resource unit.

Note 12— Variable Interest Entities

Cleco Securitization I
Cleco Securitization I is a special-purpose, wholly owned subsidiary of Cleco Power that was formed for the purpose of issuing storm recovery bonds to finance the securitization of Storm Recovery Property at Cleco Power. On June 22, 2022, the securitized financing was complete. Cleco Securitization I’s assets cannot be used to settle Cleco Power’s obligations and

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
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
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Restricted cash - current	$7,684	$15,818
Accounts receivable - affiliate	2,472	3,492
Intangible asset - securitization	395,331	398,658
Total assets	$405,487	$417,968
Long-term debt due within one year	$14,790	$14,499
Accounts payable	15	—
Accounts payable - affiliate	62	176
Interest accrued	1,522	6,191
Long-term debt, net	386,965	394,944
Total liabilities	403,354	415,810
Member’s equity	2,133	2,158
Total liabilities and member’s equity	$405,487	$417,968

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Operating revenue	$8,036	$9,177
Operating expenses	(3,466)	(4,354)
Interest income	228	158
Interest charges, net	(4,773)	(4,956)
Income before taxes	$25	$25

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with
SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at March 31, 2024, consisted of its equity investment of approximately $1.9 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(18,034)	(17,280)
Equity income from investee	678	—
Total equity investment in investee	$1,916	$1,992

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Oxbow’s net assets/liabilities	$3,832	$3,985
Cleco Power’s 50% equity	$1,916	$1,992
Cleco Power’s maximum exposure to loss	$1,916	$1,992

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Operating revenue	$184	$124
Operating expenses	(87)	(124)
Gain on sale of property	1,356	—
Interest income	(97)	—
Income before taxes	$1,356	$—

Oxbow has no third-party agreements, guarantees, or other third-party commitments that contain obligations affecting Cleco Power’s investment in Oxbow.

Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees

Litigation

Gulf Coast Spinning
In September 2015, a potential customer sued Cleco for failure to fully perform an alleged verbal agreement to lend or otherwise fund its startup costs of $6.5 million. Gulf Coast Spinning Company, LLC (Gulf Coast), the primary plaintiff, alleges that Cleco promised to assist it in raising approximately $60.0 million, which Gulf Coast needed to construct a cotton spinning facility near Bunkie, Louisiana (the Bunkie project). According to the petition filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana, Cleco made such promises of funding assistance in order to cultivate a new industrial electric customer which would increase its revenues under a power supply agreement that it executed with Gulf Coast. Gulf Coast seeks unspecified damages arising from its inability to raise sufficient funds to complete the project, including lost profits.
Cleco filed an Exception of No Cause of Action arguing that the case should be dismissed. The 12th Judicial District

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
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
The stay was lifted in the Rapides Parish case and the Rapides Parish case is proceeding. Cleco Power and Saulsbury are currently participating in discovery.

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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

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

Dolet Hills Prudency Review
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. On February 2, 2024, the ALJ released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Management estimated that a loss resulting from a potential disallowance was probable, and as a result, an estimated contingent loss of $58.7 million was accrued in provision for rate refund at December 31, 2023.
On April 19, 2024, the LPSC approved an uncontested settlement containing the following provisions:

•a $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station,
•refunding $20.0 million per year to Cleco Power’s retail customers as a credit to their bills during the third quarters of 2024, 2025, and 2026 for a total of $60.0 million, and
•allowing securitization of $305.0 million. If the securitization is not complete by September 1, 2024, Cleco Power is allowed to accrue a carrying charge through the earlier of the completion of the securitization or January 31, 2025.

In the second quarter of 2024, Cleco Power intends to file an application with the LPSC for a financing order for the securitization.

As a result of the settlement, the following was recorded in Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements at March 31, 2024:

•a $40.0 million reduction in regulatory assets with an offsetting increase recorded as depreciation expense and
•a $1.3 million increase in the provision for rate refund and electric customer credits.

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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
Acquisition, NRG Energy indemnified Cleco for losses as of the closing date associated with some matters that existed as of the closing date, including pending litigation.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of March 31, 2024, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $7.7 million and $7.0 million, respectively. Cleco and Cleco Power have accrued these amounts.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for reclamation obligations. As of March 31, 2024, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
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
As part of the Cleco Cajun Acquisition, NRG Energy agreed to indemnify Cleco for certain environmental costs up to $25.0 million associated with the CCR Rule, for both ARO and non-ARO related expenses. At March 31, 2024, Cleco Cajun had an indemnification asset totaling $18.6 million, which was substantially related to AROs associated with ash pond remediation. This asset is recorded in Assets held for sale on Cleco’s Condensed Consolidated Balance Sheet. As additional periodic expenses related to covered costs are incurred, the associated indemnification asset will be recognized. The indemnification asset is expected to be collected as indemnified costs, either recognized in the ARO or as periodic expenses, are incurred.

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

Note 14 — Affiliate Transactions
At March 31, 2024, and December 31, 2023, Cleco Holdings had an affiliate receivable of $24.2 million, primarily for estimated income taxes paid on behalf of Cleco Group. At March 31, 2024, and December 31, 2023, Cleco Holdings had an affiliate payable of $10.7 million to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT MAR. 31, 2024		AT DEC. 31, 2023
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$19	$526	$14	$367
Support Group	837	10,135	1,104	12,833
Cleco Cajun	3,227	—	3,425	—
Total	$4,083	$10,661	$4,543	$13,200

Note 15 — Intangible Assets

Securitized Intangible Asset
On June 22, 2022, Cleco Securitization I acquired the Storm Recovery Property from Cleco Power for a purchase price of $415.9 million. The Storm Recovery Property is classified as a securitized intangible asset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. This securitized intangible asset is being amortized ratably each period consistent with actual collections of the asset’s portion of the revenue requirement billed to Cleco Power’s customers. Amortization is included in Depreciation and amortization on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. During the three months ended March 31, 2024, and 2023, amortization expense of $3.3 million and $4.2 million, respectively, was recognized. At the end of its life, this securitized intangible asset will have no residual value.
The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Storm Recovery Property intangible asset	$415,946	$415,946
Accumulated amortization	(20,615)	(17,288)
Net intangible asset subject to amortization	$395,331	$398,658

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. The remaining intangible asset related to the power supply agreement is amortized over the estimated life of its contract of 19 years, and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
The following table presents the amortization expense recognized during the three months ended March 31, 2024, and 2023:

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Amortization expense
Power supply agreements	$2,323	$2,420

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT MAR. 31, 2024	AT DEC. 31, 2023
Power supply agreements	$14,238	$85,104
Accumulated amortization	(5,929)	(74,471)
Net intangible assets subject to amortization	$8,309	$10,633

Note 16 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

Cleco
FOR THE THREE MONTHS ENDED MAR. 31, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balance, Dec. 31, 2023	$(5,112)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(299)
Balance, Mar. 31, 2024	$(5,411)

FOR THE THREE MONTHS ENDED MAR. 31, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balance, Dec. 31, 2022	$59
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(422)
Balance, Mar. 31, 2023	$(363)

Cleco Power
	FOR THE THREE MONTHS ENDED MAR. 31, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2023	$(5,555)	$(4,796)	$(10,351)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	190	—	190
Reclassification of net loss to interest charges	—	64	64
Balances, Mar. 31, 2024	$(5,365)	$(4,732)	$(10,097)

	FOR THE THREE MONTHS ENDED MAR. 31, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, Dec. 31, 2022	$(3,318)	$(5,047)	$(8,365)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	96	—	96
Reclassification of net loss to interest charges	—	63	63
Balances, Mar. 31, 2023	$(3,222)	$(4,984)	$(8,206)

Note 17 — Storm Restoration
On April 10, 2024, Cleco’s service territory was impacted by severe weather causing power outages for approximately 45,000 of Cleco Power’s electric customers. By April 15, 2024, power was restored to all affected customers. Cleco Power’s total storm restoration costs related to this weather event is estimated to be between $9.0 million and $11.0 million, which Cleco Power anticipates funding through its existing storm reserve.

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three months ended March 31, 2024, and 2023.

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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
Cajun Sale Group are presented as discontinued operations. On November 22, 2023, the Cleco Cajun Divestiture Purchase and Sale Agreement was entered into between the Cleco Cajun Sellers and the Cleco Cajun Purchasers whereby the Cleco Cajun Sellers have agreed to sell the Cleco Cajun Sale Group to the Cleco Cajun Purchasers for the purchase price of $600.0 million. The financial information for the three months ended March 31, 2023, provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers are not expected to acquire the natural gas derivative instruments relating to the Cleco Cajun Sale Group. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

Dolet Hills
Cleco Power is seeking recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine. On February 2, 2024, the ALJ released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Management estimated that a loss resulting from a potential disallowance was probable, and as a result, an estimated contingent loss of $58.7 million was accrued in provision for rate refund at December 31, 2023.
On April 19, 2024, the LPSC approved an uncontested settlement containing the following provisions:

•a $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station,
•refunding $20.0 million per year to Cleco Power’s retail customers as a credit to their bills during the third quarters of 2024, 2025, and 2026 for a total of $60.0 million, and
•allowing securitization of $305.0 million. If the securitization is not complete by September 1, 2024, Cleco Power is allowed to accrue a carrying charge through the earlier of the completion of the securitization or January 31, 2025.

In the second quarter of 2024, Cleco Power intends to file an application with the LPSC for a financing order for the securitization. For more information on the prudency review, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

ESG
Cleco is accelerating its efforts to protect the environment, manage social relationships, govern responsibly, and ensure accountability. To protect the environment, Cleco is increasing its renewable and electrification initiatives. Cleco is also aiming to reduce GHG emissions in ways such as incorporating renewable energy resources into its generating fleet, as it replaces coal-fired generation units retired after serving their useful lives. Cleco aims to sustainably reduce its GHG emissions by approximately 60.0% by 2030, with aspirations of net zero emissions by 2050. To manage social relationships, Cleco plans to ensure that the electricity that it generates is affordable, reliable, and sustainable. Cleco also continues to support community investment opportunities across its service territory and has created a workforce culture that rewards inclusion, safety, and innovation. To govern responsibly, Cleco plans to continue operating according to policies and practices that support the governance framework. To ensure accountability, Cleco has created an ESG Steering Committee and appointed a Chief Sustainability Officer to oversee the continued implementation of ESG initiatives. Currently, management is unable to predict the impact of implementing these ESG initiatives on the Registrants. For more information on these ESG initiatives, see Part I, Item 1, “Business — Human Capital — Diversity and Inclusion,” “— Communities,” and “— Oversight and Governance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For more information about Cleco’s environmental initiatives, see “— Decarbonization Initiatives” and “— Renewable and Electrification Initiatives.”
On March 24, 2024, the SEC issued a rule requiring certain registrants to provide climate-related disclosures in their annual reports and registration statements. This rule is effective for Cleco’s Annual Report on Form 10-K for the year ending December 31, 2027. In April 2024, the SEC issued a voluntary stay on the implementation of the rule amidst pending litigation, which delayed the rule indefinitely pending completion of a judicial review. Management is currently assessing the impact this rule will have on the Registrants. Management is also unable to predict the outcome and timing of the stay and pending litigation and the effect it may have on this rule.

Tax Reform
On August 16, 2022, the IRA of 2022 became law. The IRA of 2022 seeks to lower gasoline and electricity prices, increase energy security, and help consumers afford emissions-cutting technologies. In addition, the IRA of 2022 provides tax credits for clean electricity sources and energy storage, as well as creates programs to enable states and electric utilities to transition to clean power. There are several tax and renewables provisions in this legislation that could have a material effect on the results of operations, financial condition, or cash flows of the Registrants. These include provisions related to direct pay and credit transferability, enhanced carbon capture and sequestration credits, new technology-neutral clean energy investment credits, and new technology-neutral clean energy production credits. These credits are expected to help fund future renewable and electrification projects. Management continues to monitor any potential impact the IRA of 2022 could have on the Registrants. In addition, the IRA of 2022 could increase business growth in Cleco’s service territory.

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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
Unit 3 by up to 95% with the implementation of this technology. Through this project, Cleco Power plans to leverage technology advancements and Louisiana’s natural resources to create a clean power solution.
Total development costs for Project Diamond Vault are expected to be approximately $58.0 million, of which the FEED study is projected to cost approximately $13.0 million. The FEED study has begun, and a $9.0 million congressional appropriation has been secured to help offset costs of this study. As of March 31, 2024, Cleco Power has incurred $14.3 million for Project Diamond Vault development efforts, including the FEED study and received $4.2 million of the congressional appropriation from the U.S. Department of Energy to partially offset these costs. The FEED study is expected to be completed in the first quarter of 2025, and major permitting is expected to be completed in the first half of 2026. Construction of the project is expected to begin late in the second half of 2026. Management expects the total project will be completed in mid-2031. After the cost of the FEED study, the remaining project cost is currently estimated to be between $1.70 billion and $2.00 billion. This estimate will be refined throughout the FEED study process as additional information and cost estimates become available. Cleco anticipates funding this project through one or more sources including tax credits provided by the IRA of 2022, U.S. Department of Energy grants or loans, debt financing, private equity investment, and partnership interests.

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

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of March 31, 2024, Cleco Power had spent $56.1 million on the project.

Other
Cleco Power is working to secure load growth opportunities that include renewing existing franchises, pursuing new franchises, and adding new retail load opportunities with large industrial, commercial, and residential customers. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government, military, wood, paper, health care, information technology, transportation, and other manufacturing.
On March 31, 2024, a contract with a significant wholesale customer expired and was not renewed with Cleco Power. Cleco Power’s failure to recontract this agreement is expected to affect jurisdictional retail rates that are subject to review by the LPSC in conjunction with Cleco Power’s current rate case. Cleco Power anticipates new rates, resulting from its current rate case, to be effective July 1, 2024.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2024, and 2023

Cleco
	FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue, net	$276,842	$320,581	$(43,739)	(13.6)%
Operating expenses	291,219	363,509	72,290	19.9%
Operating loss	(14,377)	(42,928)	28,551	66.5%
Interest income	1,408	1,267	141	11.1%
Allowance for equity funds used during construction	134	1,231	(1,097)	(89.1)%
Equity income from investee before income tax	677	$—	$677	100.0%
Other income, net	1,398	536	862	160.8%
Interest charges	40,762	39,488	(1,274)	(3.2)%
Federal and state income tax expense	37,671	43,693	6,022	13.8%
Loss from continuing operations, net of income taxes	(89,193)	(123,075)	33,882	27.5%
Income from discontinued operations, net of income taxes	31,962	19,053	12,909	67.8%
Net loss	$(57,231)	$(104,022)	$46,791	45.0%

The increase in Cleco’s results of operations is primarily attributable to the following:

•lower losses on gas-related derivative contracts, net of income taxes, at Cleco Cajun of $48.5 million included in continuing operations.
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
•changes in federal and state income taxes. For more information on Cleco’s effective income tax rates on

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 9 — Income Taxes — Effective Tax Rates.”

Cleco Power
		FOR THE THREE MONTHS ENDED MAR. 31,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue
Base	$154,028	$144,286	$9,742	6.8%
Fuel cost and purchased power recovery	99,766	152,062	(52,296)	(34.4)%
Electric customer credits	(1,847)	(651)	(1,196)	(183.7)%
Other operations	27,218	27,303	(85)	(0.3)%
Affiliate revenue	8,869	1,688	7,181	425.4%
Operating revenue, net	288,034	324,688	(36,654)	(11.3)%
Operating expenses
Recoverable fuel and purchased power	99,788	151,824	52,036	34.3%
Non-recoverable fuel and purchased power	7,794	7,225	(569)	(7.9)%
Other operations and maintenance	56,797	53,988	(2,809)	(5.2)%
Depreciation and amortization	94,004	50,733	(43,271)	(85.3)%
Taxes other than income taxes	15,646	15,995	349	2.2%
Total operating expenses	274,029	279,765	5,736	2.1%
Operating income	14,005	44,923	(30,918)	(68.8)%
Interest income	1,288	1,185	103	8.7%
Allowance for equity funds used during construction	134	1,231	(1,097)	(89.1)%
Equity income from investee before income tax	677	—	677	100.0%
Other (expense) income, net	(228)	1,306	(1,534)	(117.5)%
Interest charges	23,484	24,338	854	3.5%
Federal and state income tax (benefit) expense	(960)	1,490	2,450	164.4%
Net (loss) income	$(6,648)	$22,817	$(29,465)	(129.1)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(MILLION kWh)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	808	754	7.2%
Commercial	586	580	1.0%
Industrial	540	526	2.7%
Other retail	30	30	—%
Total retail	1,964	1,890	3.9%
Sales for resale	616	644	(4.3)%
Total retail and wholesale customer sales	2,580	2,534	1.8%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$64,548	$60,193	7.2%
Commercial	48,708	46,043	5.8%
Industrial	22,660	20,587	10.1%
Other retail	2,728	2,788	(2.2)%
Total retail	138,644	129,611	7.0%
Sales for resale	15,384	14,675	4.8%
Total base revenue	$154,028	$144,286	6.8%

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

	FOR THE THREE MONTHS ENDED MAR. 31,
				2024 CHANGE
	2024	2023	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	770	517	843	48.9%	(8.7)%
Cooling degree-days	91	279	100	(67.4)%	(9.0)%

Base
Base revenue increased $9.7 million primarily due to $3.3 million of higher usage due to colder winter weather and $2.9 million of higher industrial demand mainly due to new industrial customers in the third quarter of 2023. Also contributing to the increase was $2.8 million of higher rates, largely related to the infrastructure and incremental cost recovery rider.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 76%

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
of Cleco Power’s total fuel cost during the first quarter of 2024 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three months ended March 31, 2024, were impacted primarily by lower natural gas costs as compared to the three months ended March 31, 2023. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Affiliate Revenue
Affiliate revenue increased $7.2 million primarily due to higher internal software services provided in accordance with service agreements.

Other Operations and Maintenance
Other operations and maintenance increased $2.8 million primarily due to $1.3 million of higher generating outage maintenance expenses, $0.9 million of higher injury and damage expenses as a result of higher general liability reserves, and $0.5 million of higher employee-related expenses.

Depreciation and Amortization
Depreciation and amortization increased $43.3 million primarily due to $40.0 million for a reduction in the regulatory asset associated with the Dolet Hills Power Station as a result of the settlement of the Dolet Hills prudency review and $2.9 million for changes in estimated useful lives of internal software. For more information on the reduction in the regulatory asset associated with the Dolet Hills Power Station and the settlement of the Dolet Hills prudency review, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities” — “Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and — “Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

Other (Expense) Income, Net
Other (expense) income, net increased $1.5 million primarily due to $0.7 million for lower royalties and $0.6 million for the change in cash surrender value of certain company owned life insurance policies as a result of unfavorable market conditions.

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
The financial information for historical periods provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers are not expected to acquire the natural gas derivative instruments relating to the Cleco Cajun Sale Group. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management makes financial decisions and allocates resources. Cleco has recast data from prior periods to reflect this change to conform to the current year presentation. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the three months ended March 31, 2024, and 2023:

	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023
Net (loss) income	$(6,648)	$22,817
Add: Depreciation and amortization	94,004	50,733
Less: Interest income	1,288	1,185
Add: Interest charges	23,484	24,338
Add: Federal and state income tax (benefit) expense	(960)	1,490
EBITDA	$108,592	$98,193

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at March 31, 2024:

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB-	Baa3	BBB-
Cleco Power	BBB+	A3	BBB+	BBB+	A3	BBB
Credit ratings are not recommendations to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

On December 5, 2023, following the announcement of the proposed sale of the Cleco Cajun Sale Group, S&P placed their ratings for Cleco Holdings and Cleco Power on CreditWatch with positive implications of the expected improvement in business risk from having a fully regulated utility business following the completion of the Cleco Cajun Divestiture.
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
Cleco Power and Cleco Cajun participate in the MISO market. MISO requires participants to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. For more information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For more information about credit support see Item 1, “Financial Statements and Supplementary Data — Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

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

Working Capital and Debt

Cleco
At March 31, 2024, and December 31, 2023, Cleco had $95.0 million and $110.0 million, respectively, of short-term debt for outstanding borrowings under its aggregate $475.0 million revolving credit facilities. For more information on Cleco’s revolving credit facilities, see “— Credit Facilities.”
At March 31, 2024, Cleco’s long-term debt and finance leases outstanding, excluding fair value adjustments resulting from the 2016 merger, was $3.29 billion, of which $257.3 million was due within one year. The long-term debt due within one year at March 31, 2024, primarily represents Cleco Power’s $125.0 million bank term loan due in May 2024; Cleco Holdings’ $66.7 million bank term loan, which was paid on April 26, 2024; $50.0 million of Cleco Power’s senior notes due in December 2024; and $14.8 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2024 and March 2025.
In February 2019 in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. On April 26, 2024,

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
Cleco Holdings paid the remaining $66.7 million satisfying this LPSC commitment. For more information about the Cleco Cajun Divestiture, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
At March 31, 2024, cash and cash equivalents available of $190.8 million combined with $380.0 million of available revolving credit facility capacity ($80.0 million from Cleco Holdings and $300.0 million from Cleco Power) provided total liquidity of $570.8 million.
At March 31, 2024, and December 31, 2023, Cleco had a working capital surplus of $281.7 million and a deficit of $17.5 million, respectively. The $299.1 million increase in working capital is primarily due to:

•a $255.6 million increase in regulatory assets primarily due to the reclassification of the Dolet Hills and mine-related regulatory assets to short-term due to Cleco Power expecting the securitization of those amounts to be completed by March 2025,
•a $60.1 million net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents,
•a $40.3 million decrease in accounts payable, excluding Cleco Power’s FTRs, primarily due to timing of payments for short-term incentive plan compensation and lower accruals for fuel and purchased power,
•a $38.7 million decrease in provision for rate refund primarily due to the reclassification of the long-term portion of refunds to be made to Cleco Power's retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review,” and
•a $15.0 million decrease in short-term debt due to payments on Cleco Holdings’ revolving credit facility.

These increases in working capital were partially offset by:

•a $68.1 million increase in taxes payable primarily due to higher provision for federal income taxes and accruals for property taxes,
•an $18.9 million increase in accrued interest primarily due to the accrual of interest on long-term debt, and
•a $12.8 million decrease in net assets and liabilities held for sale. For more information about assets and liabilities held for sale, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements —Note 3 — Discontinued Operations.”

Cleco Holdings
At March 31, 2024, and December 31, 2023, Cleco Holdings had $95.0 million and $110.0 million, respectively, of short-term debt for outstanding borrowings under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.”
At March 31, 2024, Cleco Holdings’ long-term debt outstanding, excluding fair value adjustments, was $1.41 billion, of which $66.6 million was due within one year. The long-term debt due within one year at March 31, 2024, primarily represents the amount due on the bank term loan, which was paid on April 26, 2024. Payment of Cleco Holdings’ bank term loan also satisfied its commitment made to the LPSC in February 2019 in connection with the approval of the Cleco Cajun Acquisition.
Cleco Holdings has an uncommitted line of credit with no amounts outstanding at March 31, 2024. For more information on Cleco’s uncommitted line of credit, see “— Credit Facilities.”
At March 31, 2024, cash and cash equivalents available at Cleco Holdings of $7.2 million combined with $80.0 million of available revolving credit facility capacity provided a total liquidity of $87.2 million.

Cleco Power
At March 31, 2024, and December 31, 2023, Cleco Power had no outstanding borrowings of short-term debt under its $300.0 million revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.”
Cleco Power has an uncommitted line of credit with no amounts outstanding at March 31, 2024. For more information on Cleco Power’s uncommitted line of credit, see “— Credit Facilities.”
At March 31, 2024, Cleco Power’s long-term debt and finance leases outstanding was $1.88 billion, of which $190.7 million was due within one year. The long-term debt due within one year at March 31, 2024, primarily represents the $125.0 million bank term loan due in May 2024; $50.0 million of senior notes due in December 2024; and $14.8 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2024 and March 2025.
At March 31, 2024, cash and cash equivalents available of $71.1 million combined with $300.0 million of available revolving credit facility capacity provided a total liquidity of $371.1 million.
At March 31, 2024, and December 31, 2023, Cleco Power had a working capital surplus of $230.5 million and a working capital deficit of $66.2 million, respectively. The $296.7 million increase in working capital is primarily due to:

•a $255.6 million increase in regulatory assets primarily due to the reclassification of the Dolet Hills and mine-related regulatory assets to short-term due to Cleco Power expecting the securitization of those amounts to be completed by March 2025,
•a $38.7 million decrease in provision for rate refund primarily due to the reclassification of the long-term portion of refunds to be made to Cleco Power's retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review,”
•a $25.3 million decrease in accounts payable, excluding FTRs, primarily due to timing of payments for short-term incentive plan compensation and lower accruals for fuel and purchased power, and
•a $13.7 million net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
These increases in working capital were partially offset by:

•a $21.7 million increase in taxes payable primarily due to higher provision for federal income taxes and accruals for property taxes, and
•a $12.1 million increase in accrued interest primarily due to the accrual of interest on long-term debt.

Credit Facilities
At March 31, 2024, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million with $95.0 million of outstanding borrowings and one for Cleco Power in the amount of $300.0 million with no outstanding borrowings. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings and Cleco Power each have an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate, to support working capital needs. There were no amounts outstanding under the uncommitted lines of credit at March 31, 2024.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2026. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2024, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At March 31, 2024, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2026. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At March 31, 2024, Cleco Power was in compliance with the covenants of its revolving credit facility. At March 31, 2024, the borrowing costs for amounts drawn under the facility were equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At March 31, 2024, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At March 31, 2024, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Cash Flows
Cleco’s operating, investing, and financing cash flows include both continuing and discontinued operations. For information on the cash flows from discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
Cleco’s net cash activities are as follows for the three months ended March 31, 2024, and 2023:

	CLECO
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023	VARIANCE
Net cash provided by operating activities	$121,160	$112,441	$8,719
Net cash used in investing activities	$(36,400)	$(59,603)	$23,203
Net cash used in financing activities	$(23,063)	$(25,445)	$2,382

Cleco - Net Operating Cash Flows
Net cash provided by operating activities increased $8.7 million, which includes net cash used related to discontinued operations of $6.5 million, primarily due to:

•$42.8 million of lower payments for fuel inventory primarily due to lower volume of purchases for petroleum coke at Cleco Power,
•$17.1 million of higher collections from Cleco Cajun’s customers,
•$15.1 million of lower payments for fuel inventory primarily due to lower volume of purchases of coal at Cleco Cajun,
•$14.4 million of lower payments for purchased power costs

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
from MISO at Cleco Cajun and Cleco Power, and
•$6.1 million of lower purchases for materials and supplies inventory at Cleco Power.

These increases were partially offset by:
• $55.6 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate at Cleco Power,
•$26.7 million of lower collections from Cleco Power’s customers, and
•$4.9 million of higher payments for natural gas derivatives at Cleco Power.

Cleco - Net Investing Cash Flows
Net cash used in investing activities decreased $23.2 million, which includes $6.6 million related to discontinued operations, primarily due to lower additions to property, plant, and equipment, net of AFUDC.

Cleco - Net Financing Cash Flows
Net cash used in financing activities decreased $2.4 million primarily due to lower repayments on credit facilities of $48.0 million, partially offset by lower draws of $41.0 million. This decrease was partially offset by higher repayments on long-term debt of $4.6 million at Cleco Power.

Cleco Power’s net cash activities are as follows for the three months ended March 31, 2024, and 2023:

	CLECO POWER
	FOR THE THREE MONTHS ENDED MAR. 31,
(THOUSANDS)	2024	2023	VARIANCE
Net cash provided by operating activities	$102,144	$137,142	$(34,998)
Net cash used in investing activities	$(38,930)	$(57,653)	$18,723
Net cash used in financing activities	$(48,063)	$(48,421)	$358

Cleco Power - Net Operating Cash Flows
Net cash provided by operating activities decreased $35.0 million primarily due to:

•$55.6 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate,
•$26.7 million of lower collections from customers, and
•$4.9 million of higher payments for natural gas derivatives.

These decreases were partially offset by:
•$42.8 million of lower payments for fuel inventory primarily due to lower volume of purchases for petroleum coke,
•$6.1 million of lower purchases for materials and supplies inventory, and
•$3.2 million of lower payments for purchased power costs from MISO.

Cleco Power - Net Investing Cash Flows
Net cash used in investing activities decreased $18.7 million primarily due to lower additions to property, plant, and equipment, net of AFUDC.

Cleco Power - Net Financing Cash Flows
Net cash used in financing activities decreased $0.4 million primarily due to lower payments on revolving credit facilities of $45.0 million.

This decrease was partially offset by:

•$40.0 million of higher distributions to Cleco Holdings and
•$4.6 million of higher repayments on long-term debt.

Contractual Obligations
Cleco, in the normal course of business activities, enters into a variety of contractual obligations. Some of these result in direct obligations that are reflected in Cleco’s Condensed Consolidated Balance Sheets while others are commitments, some firm and some based on uncertainties, that are not reflected in the Condensed Consolidated Financial Statements. For more information regarding Cleco’s Contractual Obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Contractual Obligations” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Off-Balance Sheet Commitments and Guarantees
Cleco Holdings and Cleco Power have entered into various off-balance sheet commitments, in the form of guarantees and standby letters of credit in order to facilitate their activities and the activities of Cleco Holdings’ subsidiaries and equity investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and guarantees, see Item 1, “Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

Cybersecurity
For information related to Cleco’s cybersecurity, see Part I, Item 1C, “Cybersecurity,” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
with these revisions, reinterpretations, and requirements, it could be subject to civil or criminal liabilities and fines.
Cleco is currently evaluating possible impacts various proposed environmental rules may have on its generating units. For a discussion of other Cleco environmental matters, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Environmental Audit” in this Quarterly Report on Form 10-Q and Part I, Item 1, “Business — Environmental Matters” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Retail and Wholesale Rates
For information on Cleco Power’s base rates, fuel rates, and environmental rates, see Part I, Item 1, “Regulatory Matters, Industry Developments, and Franchises — Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
For information on Cleco Power’s and Cleco Cajun’s wholesale rates, see Part I, Item 1, “Regulatory Matters, Industry Developments, and Franchises — Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Transmission Rates
For information about the risks associated with Cleco’s participation in MISO, see Part I, Item 1A, “Risk Factors — Regulatory Risks — MISO” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
For information on transmission rates of Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Market Structure

Wholesale Electric Markets

RTO
For information on Cleco’s operations within MISO and for information on regulatory aspects of wholesale electric markets affecting Cleco, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure — Wholesale Electric Markets” in the
Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
NERC Operations and Planning Reliability Standards audits are conducted every three years for Cleco Power and Cleco Cajun, separately. The next Operations and Planning Reliability Standards audits for Cleco Power and Cleco Cajun are scheduled to begin in 2025.
NERC CIP audits are also conducted every three years for Cleco Power and Cleco Cajun, separately. The next audit is scheduled to begin in 2025.
Management is unable to predict the final financial outcome of any future audits or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Retail Electric Markets
For information on the regulatory aspects of retail electric markets affecting Cleco Power, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Market Structure — Retail Electric Markets” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Integrated Resource Plan (IRP)
The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The final IRP was filed with the LPSC in May 2023. On March 21, 2024, the LPSC issued an order acknowledging that Cleco Power’s Final IRP complied with the LPSC’s IRP General Order. The LPSC’s acknowledgement completes this IRP cycle.
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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired in December 2020. A request to renew the conditions of the expired SQP was included in Cleco Power’s application for its current rate case, which was filed with the LPSC in June 2023. On March 28, 2024, Cleco Power filed its annual SQP monitoring report for 2023 based on the expired reporting requirements.

Franchises
Two parish franchises remain expired and Cleco Power is continuing to make efforts in 2024 to renew these contracts. For information on franchises, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
For more information on Cleco’s critical accounting estimates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Registrant’s Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

CLECO POWER — NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Cleco Power meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q and is, therefore, permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Cleco Power has omitted from this Quarterly Report on Form 10-Q the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

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
At March 31, 2024, Cleco Holdings had $95.0 million of short-term debt outstanding under its $175.0 million revolving credit facility at a weighted average all-in interest rate of 7.052%. At March 31, 2024, the borrowing costs for amounts drawn under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility. Each 1% increase in the interest rate applicable to Cleco Holdings’ short-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $0.9 million on an annualized basis.
At March 31, 2024, Cleco Holdings had a $66.7 million long-term variable rate bank term loan outstanding at an interest rate of SOFR plus 1.725%, for an all-in interest rate of 7.055%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate debt would result in a decrease in Cleco Holdings’ pretax earnings of $0.6 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Holdings for the three months ended March 31, 2024, was 7.063%.
At March 31, 2024, Cleco Holdings had $165.0 million long-term floating rate senior notes outstanding at an interest rate of SOFR plus 1.725%, for an all-in interest rate of 7.051%. Each 1% increase in the interest rate applicable to Cleco Holdings’ long-term variable rate notes would result in a decrease in Cleco Holdings’ pretax earnings of $1.7 million on an annualized basis. The weighted average rate for the outstanding senior notes at Cleco Holdings for the three months ended March 31, 2024, was 7.061%.
At March 31, 2024, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. The borrowing costs under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility.
At March 31, 2024, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.35%, for an all-in interest rate of 6.680%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the three months ended March 31, 2024, was 6.688%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $4.5 million on an annualized basis.
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

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q
Power’s FAC; therefore, Cleco Power has implemented a natural gas hedging program to mitigate this uncertainty. The program includes transacting in financially settled swaps, physical fixed price supply agreements, and options contracts. Cleco Power executes this program within a risk management framework inclusive of risk management policies, procedures, and guidelines, set forth by its Board of Managers and management. Cleco Power and Cleco Cajun, each separately and individually, may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO locational marginal price nodes when serving customer load. Cleco Power and Cleco Cajun are awarded and/or purchase FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes. Cleco Cajun’s FTRs are included in assets held for sale and liabilities held for sale on Cleco’s Condensed Consolidated Balance Sheets.
Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
During the three months ended March 31, 2024, Cleco Cajun and Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards, financially settled swap transactions, and options contracts. Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR. VaR is calculated using a combination of implied and historical volatilities within a 5-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED MAR. 31, 2024
(THOUSANDS)	AT MAR. 31, 2024	HIGH	LOW	AVERAGE
Cleco	$8,554	$13,406	$8,063	$10,186
Cleco Power	$3,203	$6,303	$2,840	$4,052

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 6 — Fair Value Accounting Instruments” and “Note 7 —Derivative Instruments.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of March 31, 2024. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CLECO
For information on legal proceedings affecting Cleco, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

CLECO POWER
For information on legal proceedings affecting Cleco Power, see Part I, Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 13 —Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation.”

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors” of the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrants, see the risk factors disclosed in the aforementioned report.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

CLECO
10.1	Form of Eighth Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2024, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
10.1	Form of Eighth Agreement to Extend the Board of Managers Services Agreement, effective May 1, 2024, by and among Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC and Manager
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2024 1ST QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: May 8, 2024