Form 10-Q
period 2024-06-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2024-08-12
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
Or
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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014
Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Brame Energy Center	A facility consisting of Nesbitt Unit 1, Rodemacher Unit 2, and Madison Unit 3
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
Cleco Cajun Acquisition
The transaction between Cleco Cajun and NRG Energy in which Cleco Cajun acquired all the membership interest in South Central Generating, which closed on February 4, 2019, pursuant to the Cleco Cajun Acquisition Purchase and Sale Agreement

Cleco Cajun Acquisition Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of February 6, 2018, by and among NRG Energy, South Central Generating, and Cleco Cajun
Cleco Cajun Divestiture	The sale of the Cleco Cajun Sale Group to the Cleco Cajun Purchasers on June 1, 2024, in accordance with the Cleco Cajun Divestiture Purchase and Sale Agreement
Cleco Cajun Divestiture Purchase and Sale Agreement	Purchase and Sale Agreement, dated as of November 22, 2023, by and among the Cleco Cajun Purchasers and the Cleco Cajun Sellers
Cleco Cajun Purchasers	Big Pelican LLC and Pelican South Central LLC, affiliates of Atlas Capital Resources IV LP
Cleco Cajun Sale Group	Cleco Cajun’s unregulated utility business for which the Cleco Cajun Sellers entered into the Cleco Cajun Divestiture Purchase and Sale Agreement with the Cleco Cajun Purchasers
Cleco Cajun Sellers	Cleco Cajun and South Central Generating
Cleco Corporation	Pre-2016 Merger entity that was converted to a limited liability company and changed its name to Cleco Corporate Holdings LLC on April 13, 2016
Cleco Group	Cleco Group LLC, a wholly owned subsidiary of Cleco Partners
Cleco Holdings	Cleco Corporate Holdings LLC, a wholly owned subsidiary of Cleco Group
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

EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Entergy Gulf States	Entergy Gulf States Louisiana, LLC
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social, and Governance
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FEED	Front End Engineering Design
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021
Project Diamond Vault	Cleco Power's proposed project to reduce up to 95% of carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC, a wholly owned subsidiary of Cleco Cajun
St. Mary Clean Energy Center	A 47-MW waste-heat steam generating unit located in Franklin, Louisiana
Storm Recovery Property	Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW natural gas-fired, steam generating unit at Cleco Power’s plant site in Baldwin, Louisiana. Teche Unit 3 was retired on June 1, 2024

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, beliefs, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•resolution of upcoming or future rate cases and related litigation, formula rate proceedings, and related negotiations, as well as delays in cost recovery resulting from these proceedings,
•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on GHG emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to conflicts and hostilities, including the current armed conflict in Ukraine and the Middle East,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•the ability of Cleco’s customers to pay their utility bills on time due to costs related to volatile fuel prices, severe weather cost recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its renewables and electrification initiatives,
•changes to federal income tax laws, regulations, and interpretive guidance, including the IRA of 2022,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, increased distributed generation, or changes in customers’ operating or business models,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility and illiquidity in wholesale energy markets,

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel, or with whom Cleco enters into derivative contracts,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal and regulatory proceedings and other contingencies,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance costs, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations, and
•workforce factors, including aging workforce, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees.

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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$229,170	$260,789
Other operations	23,563	24,742
Gross operating revenue	252,733	285,531
Electric customer credits	(548)	(736)
Operating revenue, net	252,185	284,795
Operating expenses
Fuel used for electric generation	37,363	67,866
Purchased power	28,083	40,845
Other operations and maintenance	61,437	60,754
Depreciation and amortization	48,816	45,768
Taxes other than income taxes	14,217	15,249
Total operating expenses	189,916	230,482
Operating income	62,269	54,313
Interest income	2,653	673
Allowance for equity funds used during construction	646	1,574
Other expense, net	(12,022)	(789)
Interest charges
Interest charges, net	41,286	41,317
Allowance for borrowed funds used during construction	(364)	(549)
Total interest charges	40,922	40,768
Income from continuing operations before income taxes	12,624	15,003
Federal and state income tax (benefit) expense	(35,956)	81,641
Income (loss) from continuing operations, net of income taxes	48,580	(66,638)
Income from discontinued operations, net of income taxes	12,710	113,968
Net income	$61,290	$47,330
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Net income	$61,290	$47,330
Other comprehensive loss, net of income tax
Postretirement benefits loss (net of tax benefit of $53 in 2024 and $156 in 2023)	(144)	(423)
Total other comprehensive loss, net of income tax	(144)	(423)
Comprehensive income, net of tax	$61,146	$46,907
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$480,641	$554,717
Other operations	50,781	52,046
Gross operating revenue	531,422	606,763
Electric customer credits	(2,395)	(1,386)
Operating revenue, net	529,027	605,377
Operating expenses
Fuel used for electric generation	118,099	263,843
Purchased power	65,875	81,283
Other operations and maintenance	121,977	118,275
Depreciation and amortization	144,868	98,557
Taxes other than income taxes	30,316	32,036
Total operating expenses	481,135	593,994
Operating income	47,892	11,383
Interest income	4,061	1,940
Allowance for equity funds used during construction	780	2,806
Equity income from investees, before tax	674	—
Other expense, net	(10,622)	(252)
Interest charges
Interest charges, net	84,078	81,322
Allowance for borrowed funds used during construction	(2,395)	(1,066)
Total interest charges	81,683	80,256
Loss from continuing operations before income taxes	(38,898)	(64,379)
Federal and state income tax expense	1,715	125,334
Loss from continuing operations, net of income taxes	(40,613)	(189,713)
Income from discontinued operations, net of income taxes	44,672	133,021
Net income (loss)	$4,059	$(56,692)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Net income (loss)	$4,059	$(56,692)
Other comprehensive loss, net of tax
Postretirement benefits loss (net of tax benefit of $163 in 2024 and $311 in 2023)	(443)	(845)
Total other comprehensive loss, net of tax	(443)	(845)
Comprehensive income (loss), net of tax	$3,616	$(57,537)
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Assets
Current assets
Cash and cash equivalents	$287,959	$122,576
Restricted cash and cash equivalents	14,755	15,818
Customer accounts receivable (less allowance for credit losses of $1,368 in 2024 and $3,012 in 2023)	45,255	48,949
Accounts receivable - affiliate	27,956	24,216
Other accounts receivable	29,083	30,518
Unbilled revenue	45,921	42,856
Fuel inventory, at average cost	72,762	68,387
Materials and supplies, at average cost	154,298	141,688
Energy risk management assets	10,931	8,129
Accumulated deferred fuel	10,461	11,627
Cash surrender value of company-/trust-owned life insurance policies	59,888	56,922
Prepayments	16,633	24,269
Regulatory assets	294,397	34,280
Assets held for sale - discontinued operations	—	159,514
Other current assets	1,185	918
Total current assets	1,071,484	790,667
Property, plant, and equipment
Property, plant, and equipment	4,889,750	4,838,994
Accumulated depreciation	(971,580)	(924,624)
Net property, plant, and equipment	3,918,170	3,914,370
Construction work in progress	110,463	119,572
Total property, plant, and equipment, net	4,028,633	4,033,942
Goodwill	1,490,797	1,490,797
Operating lease right of use assets	19,164	20,070
Restricted cash and cash equivalents	116,679	113,573
Note receivable	10,911	11,990
Regulatory assets - deferred taxes, net	52,870	43,866
Regulatory assets	309,726	615,495
Intangible asset - securitization	392,311	398,658
Intangible assets - other	8,123	10,633
Assets held for sale - discontinued operations	—	546,218
Energy risk management assets	3,986	—
Receivable - Cleco Cajun Divestiture	92,842	—
Other deferred charges	20,941	24,484
Total assets	$7,618,467	$8,100,393
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$—	$110,000
Long-term debt and finance leases due within one year	240,549	256,811
Accounts payable	99,008	119,801
Accounts payable - affiliate	10,688	10,683
Customer deposits	57,565	56,982
Provision for rate refund	22,068	60,768
Taxes payable	100,211	19,963
Interest accrued	20,896	22,209
Energy risk management liabilities	4,616	15,786
Regulatory liabilities - deferred taxes, net	6,666	21,939
Deferred compensation	15,738	14,277
Post retirement benefit obligations	39,313	35,520
Liabilities held for sale - discontinued operations	—	39,019
Other current liabilities	26,452	24,378
Total current liabilities	643,770	808,136
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	779,108	801,397
Postretirement benefit obligations	188,033	196,321
Storm reserves	100,828	111,509
Asset retirement obligations	11,672	13,723
Operating lease liabilities	16,320	17,276
Provision for rate refund	40,000	—
Customer advances for construction	22,970	26,815
Liabilities held for sale - discontinued operations	—	75,933
Other deferred credits	43,538	34,186
Total long-term liabilities and deferred credits	1,202,469	1,277,160
Long-term debt and finance leases, net	2,915,439	3,141,924
Total liabilities	4,761,678	5,227,220
Commitments and contingencies (Note 14)
Member’s equity	2,856,789	2,873,173
Total liabilities and member’s equity	$7,618,467	$8,100,393
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024		2023
Operating activities
Net income (loss)	$4,059		$(56,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	155,392		127,002
Provision for credit losses	510		2,146
Electric customer credits	1,300		—
Unearned compensation expense	3,685		4,641
Allowance for equity funds used during construction	(780)		(2,806)
Loss on energy risk management assets and liabilities, net	5,276		69,469
Loss on discontinued operations	44,951		116,000
Deferred lease revenue	—		(2,301)
Deferred income taxes	(41,878)		(51,559)
Cash surrender value of company-/trust-owned life insurance	(1,537)		—
Derecognition of previously deferred Project Diamond Vault costs	10,336		—
Changes in assets and liabilities
Accounts receivable	21,816		29,310
Accounts receivable, affiliate	(3,740)		(5,351)
Unbilled revenue	(3,065)		(4,816)
Fuel inventory and materials and supplies	(40,862)		(129,183)
Prepayments	1,474		(11,332)
Accounts payable	(20,239)		(31,200)
Customer deposits	3,902		2,219
Postretirement benefit obligations	(1,599)		1,277
Regulatory assets and liabilities, net	674		1,716
Asset retirement obligation	(2,144)		(4,520)
Deferred fuel recoveries	(7,130)		46,502
Other deferred accounts	(3,236)		(5,240)
Taxes accrued	80,585		40,297
Interest accrued	(1,313)		(3,408)
Energy risk management assets and liabilities, net	(10,990)		(6,500)
Other operating	(10,409)		(1,312)
Net cash provided by operating activities	185,038		124,359
Investing activities
Additions to property, plant, and equipment	(116,515)		(115,159)
Proceeds from sale of discontinued operations (net of transaction fees of $10.8 million)	463,769		—
Other investing	1,489		1,594
Net cash provided by (used in) investing activities	348,743		(113,565)
Financing activities
Draws on revolving credit facilities	22,000		96,000
Payments on revolving credit facilities	(132,000)		(85,000)
Issuances of long-term debt	16,599		—
Repayment of long-term debt	(256,143)		(3,204)
Distributions to member	(20,000)		—
Other financing	(911)		(443)
Net cash (used in) provided by financing activities	(370,455)		7,353
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	163,326		18,147
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	256,067	(1)	191,572
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$419,393	(2)	$209,719
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Supplementary cash flow information
Interest paid, net of amount capitalized	$83,259	$85,393
Income taxes paid, net	$1,855	$2,162
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$4,131	$6,558
(1) Includes cash and cash equivalents of $122,576, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,573. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,100.
(2) Includes cash and cash equivalents of $287,959, current restricted cash and cash equivalents of $14,755, and non-current restricted cash and cash equivalents of $116,679.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBER’S EQUITY
Balances, Mar. 31, 2023	$2,454,276	$388,710	$(363)	$2,842,623
Net income	—	47,330	—	47,330
Other comprehensive loss, net of tax	—	—	(423)	(423)
Balances, June 30, 2023	$2,454,276	$436,040	$(786)	$2,889,530

Balances, Mar. 31, 2024	$2,454,276	$366,778	$(5,411)	$2,815,643
Net income	—	61,290	—	61,290
Distributions to member	—	(20,000)	—	(20,000)
Other comprehensive loss, net of tax	—	—	(144)	(144)
Balances, June 30, 2024	$2,454,276	$408,068	$(5,555)	$2,856,789

Balances, Dec. 31, 2022	$2,454,276	$492,732	$59	$2,947,067
Net loss	—	(56,692)	—	(56,692)
Other comprehensive loss, net of tax	—	—	(845)	(845)
Balances, June 30, 2023	$2,454,276	$436,040	$(786)	$2,889,530

Balances, Dec. 31, 2023	$2,454,276	$424,009	$(5,112)	$2,873,173
Net income	—	4,059	—	4,059
Distributions to member	—	(20,000)	—	(20,000)
Other comprehensive loss, net of tax	—	—	(443)	(443)
Balances, June 30, 2024	$2,454,276	$408,068	$(5,555)	$2,856,789
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$229,356	$263,176
Other operations	22,382	24,741
Affiliate revenue	1,522	1,635
Gross operating revenue	253,260	289,552
Electric customer credits	(548)	(736)
Operating revenue, net	252,712	288,816
Operating expenses
Fuel used for electric generation	41,789	62,800
Purchased power	28,083	40,845
Other operations and maintenance	59,636	57,386
Depreciation and amortization	46,753	43,722
Taxes other than income taxes	13,475	14,342
Total operating expenses	189,736	219,095
Operating income	62,976	69,721
Interest income	904	579
Allowance for equity funds used during construction	646	1,574
Other expense, net	(10,552)	(1,005)
Interest charges
Interest charges, net	25,480	24,732
Allowance for borrowed funds used during construction	(364)	(549)
Total interest charges	25,116	24,183
Income before income taxes	28,858	46,686
Federal and state income tax expense	2,072	3,247
Net income	$26,786	$43,439
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Net income	$26,786	$43,439
Other comprehensive income, net of income tax
Postretirement benefits gain (net of tax expense of $59 in 2024 and $36 in 2023)	161	96
Amortization of interest rate derivatives to earnings (net of tax expense of $23 in 2024 and 2023)	62	63
Total other comprehensive income, net of income tax	223	159
Comprehensive income, net of tax	$27,009	$43,598
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$483,150	$559,524
Other operations	49,599	52,044
Affiliate revenue	10,391	3,323
Gross operating revenue	543,140	614,891
Electric customer credits	(2,395)	(1,386)
Operating revenue, net	540,745	613,505
Operating expenses
Fuel used for electric generation	111,580	181,411
Purchased power	65,875	81,283
Other operations and maintenance	116,430	111,377
Depreciation and amortization	140,757	94,454
Taxes other than income taxes	29,121	30,337
Total operating expenses	463,763	498,862
Operating income	76,982	114,643
Interest income	2,192	1,764
Allowance for equity funds used during construction	780	2,806
Equity income from investee before income tax	674	—
Other (expense) income, net	(10,779)	301
Interest charges
Interest charges, net	50,994	49,587
Allowance for borrowed funds used during construction	(2,395)	(1,066)
Total interest charges	48,599	48,521
Income before income taxes	21,250	70,993
Federal and state income tax expense	1,112	4,737
Net income	$20,138	$66,256
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Net income	$20,138	$66,256
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $129 in 2024 and $71 in 2023)	351	192
Amortization of interest rate derivatives to earnings (net of tax expense of $46 in 2024 and 2023)	126	126
Total other comprehensive income, net of tax	477	318
Comprehensive income, net of tax	$20,615	$66,574
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Assets
Utility plant and equipment
Property, plant, and equipment	$6,011,830	$5,969,355
Accumulated depreciation	(2,274,094)	(2,244,217)
Net property, plant, and equipment	3,737,736	3,725,138
Construction work in progress	108,671	118,249
Total utility plant and equipment, net	3,846,407	3,843,387
Current assets
Cash and cash equivalents	47,062	49,211
Restricted cash and cash equivalents	14,755	15,818
Customer accounts receivable (less allowance for credit losses of $1,368 in 2024 and $3,012 in 2023)	45,255	48,949
Accounts receivable - affiliate	3,171	4,543
Other accounts receivable	26,064	27,768
Unbilled revenue	45,921	42,856
Fuel inventory, at average cost	72,762	68,387
Materials and supplies, at average cost	154,298	141,688
Energy risk management assets	10,931	3,087
Accumulated deferred fuel	10,461	11,627
Cash surrender value of company-owned life insurance policies	9,957	9,792
Prepayments	12,671	17,375
Regulatory assets	286,661	26,545
Other current assets	1,362	918
Total current assets	741,331	468,564
Operating lease right of use assets	19,164	20,070
Restricted cash and cash equivalents	116,655	113,549
Note receivable	10,911	11,990
Regulatory assets - deferred taxes, net	52,870	43,866
Regulatory assets	204,888	505,623
Intangible asset - securitization	392,311	398,658
Energy risk management assets	3,986	—
Other deferred charges	19,929	23,835
Total assets	$5,408,452	$5,429,542
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Liabilities and member’s equity
Member’s equity	$2,043,852	$2,063,237
Long-term debt and finance leases, net	1,638,951	1,697,152
Total capitalization	3,682,803	3,760,389
Current liabilities
Long-term debt and finance leases due within one year	240,549	190,314
Accounts payable	92,474	95,565
Accounts payable - affiliate	11,950	13,200
Customer deposits	57,565	56,982
Provision for rate refund	22,068	60,768
Taxes payable	59,409	23,709
Interest accrued	11,677	11,752
Energy risk management liabilities	4,616	15,112
Regulatory liabilities - deferred taxes, net	6,666	21,939
Post retirement benefit obligations	34,579	30,777
Other current liabilities	13,844	14,617
Total current liabilities	555,397	534,735
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	815,566	806,560
Postretirement benefit obligations	124,824	132,321
Storm reserves	100,828	111,509
Asset retirement obligations	11,672	13,598
Operating lease liabilities	16,320	17,276
Provision for rate refund	40,000	—
Customer advances for construction	22,970	26,815
Other deferred credits	38,072	26,339
Total long-term liabilities and deferred credits	1,170,252	1,134,418
Total liabilities and member’s equity	$5,408,452	$5,429,542
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024		2023
Operating activities
Net income	$20,138		$66,256
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	143,524		97,305
Provision for credit losses	510		2,146
Electric customer credits	1,300		—
Allowance for equity funds used during construction	(780)		(2,806)
Deferred income taxes	(10,921)		(7,792)
Derecognition of previously deferred Project Diamond Vault costs	10,336		—
Changes in assets and liabilities
Accounts receivable	2,911		29,659
Accounts receivable - affiliate	2,338		2,286
Unbilled revenue	(3,065)		(4,816)
Fuel inventory and materials and supplies	(16,982)		(66,595)
Prepayments	5,507		(1,093)
Accounts payable	(5,019)		(19,923)
Accounts payable - affiliate	(1,167)		663
Customer deposits	3,902		2,219
Asset retirement obligation	(2,139)		(4,361)
Deferred fuel recoveries	(7,130)		46,502
Other deferred accounts	(694)		755
Taxes accrued	34,900		34,574
Interest accrued	(75)		(3,648)
Energy risk management assets and liabilities, net	(10,990)		—
Other operating	(6,163)		2,906
Net cash provided by operating activities	160,241		174,237
Investing activities
Additions to property, plant, and equipment	(113,081)		(110,480)
Other investing	1,489		1,497
Net cash used in investing activities	(111,592)		(108,983)
Financing activities
Draws on revolving credit facility	—		25,000
Payments on revolving credit facility	—		(45,000)
Issuances of long-term debt	16,599		—
Repayment of long-term debt	(24,443)		(3,204)
Distributions to member	(40,000)		(25,000)
Other financing	(911)		(419)
Net cash used in financing activities	(48,755)		(48,623)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(106)		16,631
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	178,578	(1)	147,644
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$178,472	(2)	$164,275

Supplementary cash flow information
Interest paid, net of amount capitalized	$48,540		$50,692
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$4,086		$5,908
(1) Includes cash and cash equivalents of $49,211, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,549.
(2) Includes cash and cash equivalents of $47,062, current restricted cash and cash equivalents of $14,755, and non-current restricted cash and cash equivalents of $116,655.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBER’S EQUITY
Balances, Mar. 31, 2023	$2,054,094	$(8,206)	$2,045,888
Net income	43,439	—	43,439
Distributions to member	(25,000)	—	(25,000)
Other comprehensive income, net of tax	—	159	159
Balances, June 30, 2023	$2,072,533	$(8,047)	$2,064,486

Balances, Mar. 31, 2024	$2,026,940	$(10,097)	$2,016,843
Net income	26,786	—	26,786
Other comprehensive income, net of tax	—	223	223
Balances, June 30, 2024	$2,053,726	$(9,874)	$2,043,852

Balances, Dec. 31, 2022	$2,031,277	$(8,365)	$2,022,912
Net income	66,256	—	66,256
Distributions to member	(25,000)	—	(25,000)
Other comprehensive income, net of tax	—	318	318
Balances, June 30, 2023	$2,072,533	$(8,047)	$2,064,486

Balances, Dec. 31, 2023	$2,073,588	$(10,351)	$2,063,237
Net income	20,138	—	20,138
Distributions to member	(40,000)	—	(40,000)
Other comprehensive income, net of tax	—	477	477
Balances, June 30, 2024	$2,053,726	$(9,874)	$2,043,852
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 7	Derivative Instruments	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Segment Disclosures	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 18	Storm Restoration	Cleco and Cleco Power
Note 19	Property, Plant, and Equipment	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Discontinued Operations
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and the sale represents a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group have been presented as discontinued operations since March 31, 2023. On June 1, 2024, the Cleco Cajun Divestiture closed. The financial information for the three and six months ended June 30, 2023, provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers would not be acquiring the natural gas derivative instruments relating to the Cleco Cajun Sale Group. For more information, see Note 3 — “Discontinued Operations.”

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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
related escrow accounts and becomes available for its intended purposes and/or general corporate purposes.
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Current
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	$14,755	$15,818
Total current	14,755	15,818
Non-current
Diversified Lands’ mitigation escrow	24	24
Cleco Power’s future storm restoration costs	116,655	113,549
Total non-current	116,679	113,573
Total restricted cash and cash equivalents	$131,434	$129,391

Cleco Power
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Current
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	$14,755	$15,818
Total current	14,755	15,818
Non-current
Future storm restoration costs	116,655	113,549
Total non-current	116,655	113,549
Total restricted cash and cash equivalents	$131,410	$129,367
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
Cleco’s credit losses at June 30, 2024, were within range of its historical credit loss analysis.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2024			FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,822	$1,638	$3,460	$3,012	$1,638	$4,650
Current period provision	368	—	368	510	—	510
Charge-offs	(1,098)	—	(1,098)	(2,761)	—	(2,761)
Recovery	276	—	276	607	—	607
Balances, June 30, 2024	$1,368	$1,638	$3,006	$1,368	$1,638	$3,006

	FOR THE THREE MONTHS ENDED JUNE 30, 2023			FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,127	$1,638	$2,765	$1,147	$1,638	$2,785
Current period provision	906	—	906	2,146	—	2,146
Charge-offs	(1,108)	—	(1,108)	(2,746)	—	(2,746)
Recovery	327	—	327	705	—	705
Balances, June 30, 2023	$1,252	$1,638	$2,890	$1,252	$1,638	$2,890

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,822	$3,012
Current period provision	368	510
Charge-offs	(1,098)	(2,761)
Recovery	276	607
Balances, June 30, 2024	$1,368	$1,368

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,127	$1,147
Current period provision	906	2,146
Charge-offs	(1,108)	(2,746)
Recovery	327	705
Balances, June 30, 2023	$1,252	$1,252

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

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

Note 3 — Discontinued Operations
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and the sale represents a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group have been presented as discontinued operations since March 31, 2023. The financial information for the three and six months ended June 30, 2023, provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers would not be acquiring the natural gas derivative instruments relating to the Cleco Cajun Sale Group. Certain expenses incurred by the Cleco Cajun Sale Group as a result of common services provided by Support Group are reflected in Cleco’s results of continuing operations due to the expected ongoing nature of those expenses. In addition, revenue recognized by Cleco Power from transmission services provided to the Cleco Cajun Sale Group is no longer eliminated upon consolidation of Cleco's financial statements and is reflected in Cleco’s results of continuing operations due to the ongoing nature of these services.
On June 1, 2024, the Cleco Cajun Sellers completed the sale of the Cleco Cajun Sale Group. Upon closing, the Cleco Cajun Sellers received $474.5 million, net of adjustments as set forth in the Cleco Cajun Divestiture Purchase and Sale Agreement and adjustments based on net working capital. Also in conjunction with the closing of the Cleco Cajun Divestiture, the Cleco Cajun Sellers paid $10.8 million to professional service firms that were engaged to facilitate the transaction. Cleco expects to receive an additional $113.0 million 24 months after closing, which is not contingent upon the post-divestiture performance of the divested business. This receivable is discounted to its net present value and recorded in Receivable - Cleco Cajun Divestiture on Cleco’s Condensed Consolidated Balance Sheet. In connection with the sale, Cleco entered into a transition services agreement to provide certain services to the Cleco Cajun Purchasers for up to twelve months.
In February 2019 in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. On April 26, 2024, the remaining $66.7 million of that debt was paid and this LPSC commitment was satisfied. Interest expense on that debt is included in discontinued operations.
Cleco determined that the estimated fair value less the estimated cost to sell the Cleco Cajun Sale Group was less than the carrying value of the Cleco Cajun Sale Group. As a result, the Cleco Cajun Sale Group had an impairment of $173.0 million at December 31, 2023. During the three months ended March 31, 2024, an additional impairment charge of $17.0 million was recorded. On June 1, 2024, the Cleco Cajun Divestiture closed, and an incremental $28.0 million loss on the sale of the Cleco Cajun Sale Group was recorded. This resulted in a cumulative loss related to the Cleco Cajun Divestiture of $218.0 million. The incremental loss on the sale of the Cleco Cajun Sale Group recognized during the three months ended June 30, 2024, was the difference between the fair value of the proceeds received and the derecognized net assets of the Cleco Cajun Sale Group on the closing date.
The following table presents the amounts that have been reclassified from continuing operations and included in discontinued operations within Cleco’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024, and 2023:

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Operating revenue, net
Electric operations	$78,727	$123,462	$207,555	$232,223
Other operations	19,458	26,469	50,992	61,182
Operating revenue, net	98,185	149,931	258,547	293,405
Operating expenses
Fuel used for electric generation(1)	5,860	18,482	21,056	28,715
Purchased power	31,095	47,962	93,035	108,587
Other operations and maintenance	14,300	23,945	37,591	47,313
Depreciation and amortization	3,915	502	4,271	15,015
Total operating expenses	55,170	90,891	155,953	199,630
Operating income	43,015	59,040	102,594	93,775
Other income (expense), net	113	(3)	239	131
Interest, net	662	(1,924)	582	(3,710)
Loss - Cleco Cajun Divestiture(2)	(27,951)	(20,000)	(44,951)	(116,000)
Income (loss) from discontinued operations before income taxes	15,839	37,113	58,464	(25,804)
Federal and state income tax expense (benefit)(1)	3,129	(76,855)	13,792	(158,825)
Income from discontinued operations, net of income taxes	$12,710	$113,968	$44,672	$133,021
(1) The amounts for the three and six months ended June 30, 2023, have been recast to exclude net losses, net of income tax benefit associated with Cleco Cajun’s natural gas derivatives of $3.7 million and $60.2 million, respectively. This recast was a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers would not be acquiring the natural gas derivative instruments; therefore, net losses and the related income tax benefit associated with natural gas derivative instruments relating to the Cleco Cajun Sale Group are no longer presented in discontinued operations.
(2) For the three months ended March 31, 2024, and the three and six months ended June 30, 2023, this represents the loss on the classification as held for sale. For the three months ended June 30, 2024, this represents the loss on the sale of the Cleco Cajun Sale Group as a result of the Cleco Cajun Divestiture.

The following table presents the assets and liabilities of the Cleco Cajun Sale Group that have been reclassified as held for sale within Cleco’s Condensed Consolidated Balance Sheet as of December 31, 2023:

(THOUSANDS)	AT DEC. 31, 2023
Cash, cash equivalents, and restricted cash equivalents	$4,100
Accounts receivable	70,001
Fuel inventory, at average cost	47,243
Materials and supplies, at average cost	36,283
Energy risk management assets	1,066
Property, plant, and equipment, net	648,676
Prepayments	18,587
Intangible assets - other	32,569
Other assets	20,207
Accumulated loss recognized on classification as held for sale	(173,000)
Total assets held for sale - discontinued operations	$705,732
Accounts payable	$30,442
Deferred lease revenue	19,945
Intangible liabilities	12,695
Asset retirement obligations	46,165
Other liabilities	5,705
Total liabilities held for sale - discontinued operations	$114,952
Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the six months ended June 30, 2024, and 2023:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Net cash (used in) provided by operating activities - discontinued operations	$(982)	$4,046
Net cash used in investing activities - discontinued operations	$(3,118)	$(4,031)

Note 4 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three and six months ended June 30, 2024, and 2023 was as follows:

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$103,426		$—		$—	103,426
Commercial(1)	67,582		—		—	67,582
Industrial(1)	35,870		—		—	35,870
Other retail(1)	3,618		—		—	3,618
Electric customer credits	(548)		—		—	(548)
Total retail revenue	209,948		—		—	209,948
Wholesale, net	18,078	(1)	(186)	(2)	—	17,892
Transmission	9,458		—		—	9,458
Other	5,118		—		—	5,118
Affiliate(3)	1,522		27,756		(29,278)	—
Total revenue from contracts with customers	244,124		27,570		(29,278)	242,416
Revenue unrelated to contracts with customers
Securitization revenue	7,806		—		—	7,806
Other	782	(4)	1,181		—	1,963
Total revenue unrelated to contracts with customers	8,588		1,181		—	9,769
Operating revenue, net	$252,712		$28,751		$(29,278)	$252,185
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

	FOR THE THREE MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$103,144		$—		$—	$103,144
Commercial(1)	68,067		—		—	68,067
Industrial(1)	37,615		—		—	37,615
Other retail(1)	4,070		—		—	4,070
Electric customer credits	(736)		—		—	(736)
Total retail revenue	212,160		—		—	212,160
Wholesale, net	48,481	(1)	(2,387)	(2)	—	46,094
Transmission	13,955		—		—	13,955
Other	4,551		—		—	4,551
Affiliate(3)	1,635		28,902		(30,537)	—
Total revenue from contracts with customers	280,782		26,515		(30,537)	276,760
Revenue unrelated to contracts with customers
Securitization revenue	6,236		—		—	6,236
Other	1,798	(4)	1		—	1,799
Total revenue unrelated to contracts with customers	8,034		1		—	8,035
Operating revenue, net	$288,816		$26,516		$(30,537)	$284,795
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

	FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$195,438		$—		$—	$195,438
Commercial(1)	135,728		—		—	135,728
Industrial(1)	75,271		—		—	75,271
Other retail(1)	7,350		—		—	7,350
Electric customer credits	(2,395)		—		—	(2,395)
Total retail revenue	411,392		—		—	411,392
Wholesale, net	67,933	(1)	(2,509)	(2)	—	65,424
Transmission, net	23,352		—		—	23,352
Other	10,367		—		—	10,367
Affiliate(3)	10,391		57,423		(67,814)	—
Total revenue from contracts with customers	523,435		54,914		(67,814)	510,535
Revenue unrelated to contracts with customers
Securitization revenue	15,880		—		—	15,880
Other	1,430	(4)	1,182		—	2,612
Total revenue unrelated to contracts with customers	17,310		1,182		—	18,492
Operating revenue, net	$540,745		$56,096		$(67,814)	$529,027
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

	FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$210,340		$—		$—	$210,340
Commercial(1)	145,724		—		—	145,724
Industrial(1)	87,025		—		—	87,025
Other retail(1)	8,644		—		—	8,644
Electric customer credits	(1,386)		—		—	(1,386)
Total retail revenue	450,347		—		—	450,347
Wholesale, net	105,164	(1)	(4,807)	(2)	—	100,357
Transmission, net	26,485		—		—	26,485
Other	10,100		—		—	10,100
Affiliate(3)	3,323		56,416		(59,739)	—
Total revenue from contracts with customers	595,419		51,609		(59,739)	587,289
Revenue unrelated to contracts with customers
Securitization Revenue	15,462		—		—	15,462
Other	2,624	(4)	2		—	2,626
Total revenue unrelated to contracts with customers	18,086		2		—	18,088
Operating revenue, net	$613,505		$51,611		$(59,739)	$605,377
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

Cleco and Cleco Power have unsatisfied performance obligations under contracts with wholesale and retail customers with durations between 2 and 11 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At June 30, 2024, Cleco and Cleco Power had $263.6 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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
Under the current regulatory environment, Cleco Power believes these regulatory assets will be fully recoverable. If in

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Regulatory assets
Acadia Unit 1 acquisition costs	$1,649	$1,701	15.5
Accumulated deferred fuel(1)	10,461	11,627	Various
Affordability study	9,648	10,337	7
AFUDC equity gross-up	58,832	60,381	Various	(2)
AMI deferred revenue requirement	681	954	1.75
AROs(7)	9,373	20,094
Coughlin transaction costs	769	784	25
COVID-19 executive order(9)	3,926	3,039	3
Deferred lignite and mine closure costs(7)	135,427	136,076
Deferred storm restoration costs - Hurricane Delta(6)	88	88
Deferred storm restoration costs - Hurricane Laura(6)	347	367
Deferred storm restoration costs - Hurricane Zeta(6)	7	7
Deferred taxes, net	52,870	43,866	Various
Dolet Hills Power Station closure costs(7)	122,387	147,323
Financing costs(1)	5,902	6,087	Various	(3)
Interest costs	2,836	2,961	Various	(2)
Madison Unit 3 property taxes	13,420	13,297	Various	(8)
Non-service cost of postretirement benefits	14,431	14,526	Various	(2)
Other	9,647	10,483	Various
Postretirement costs	64,399	64,399	Various	(4)
Production operations and maintenance expenses	4,944	7,002	Various	(5)
Rodemacher Unit 2 deferred costs(7)	23,256	19,282
St. Mary Clean Energy Center	1,740	3,705	1
Training costs	5,540	5,618	35.5
Tree trimming costs	2,300	3,657	0.75
Total regulatory assets	554,880	587,661
Regulatory liabilities
Deferred taxes, net	(6,666)	(21,939)	Various
Storm reserves	(100,828)	(111,509)
Total regulatory liabilities	(107,494)	(133,448)
Total regulatory assets, net	$447,386	$454,213
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at June 30, 2024, and December 31, 2023. All other assets are earning a return on investment.
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
(7) Currently not in a recovery period.
(8) Beginning July 1, 2021, property taxes paid for the year ended December 31, are being amortized over the subsequent 12 months beginning July 1.
(9) Beginning July 1, 2024, the lost revenues and incremental costs associated with the COVID-19 executive order are being amortized over three years as approved by the LPSC in May 2024.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Total Cleco Power regulatory assets, net	$447,386	$454,213
2016 Merger adjustments(1)
Fair value of long-term debt	93,643	97,345
Postretirement costs	8,455	9,448
Financing costs	6,388	6,560
Debt issuance costs	4,088	4,254
Total Cleco regulatory assets, net	$559,960	$571,820
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
In 2022, Cleco Power filed an application with the LPSC requesting approval of the regulatory treatment and recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station over 20 years as well as recovery of deferred fuel and mine-related costs. On April 19, 2024, the LPSC approved an uncontested settlement that contains a provision for a $40.0 million reduction in the regulatory asset associated with the Dolet Hills Power Station. This amount was recorded as a reduction to the associated regulatory asset on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets and an increase to Depreciation and amortization on Cleco’s and Cleco Power’s Statements of Income. At June 30, 2024, $12.3 million of the ARO regulatory asset, which is related to the Dolet Hills Power Station, was reclassified to the Dolet Hills Power Station Closure Costs regulatory asset. This amount was included in the related securitization application filed with the LPSC on May 17, 2024. Management anticipates the securitization of these costs to close by the end of March 2025, and as a result, reclassified these costs as current Regulatory assets on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.
For more information about the settlement, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

Note 6 — Fair Value Accounting Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
•Level 3 — unobservable inputs for assets or liabilities whose fair value is estimated based on internally or third-party developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

When available, Cleco must use observable market prices to measure fair value. Credit risk of Cleco and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets. For information on the impairment related to discontinued operations, see Note 3 — “Discontinued Operations.”

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2024, and December 31, 2023, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$411,783	$411,783	$—	$—	$242,596	$242,596	$—	$—
FTRs	3,927	—	—	3,927	3,087	—	—	3,087
Natural gas derivatives	10,990	—	10,990	—	5,042	—	5,042	—
Total assets	$426,700	$411,783	$10,990	$3,927	$250,725	$242,596	$5,042	$3,087
Liability description
FTRs	$379	$—	$—	$379	$781	$—	$—	$781
Natural gas derivatives	4,237	—	4,237	—	15,005	—	15,005	—
Total liabilities	$4,616	$—	$4,237	$379	$15,786	$—	$15,005	$781

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT JUNE 30, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$171,159	$171,159	$—	$—	$169,606	$169,606	$—	$—
FTRs	3,927	—	—	3,927	3,087	—	—	3,087
Natural gas derivatives	10,990	—	10,990	—	—	—	—	—
Total assets	$186,076	$171,159	$10,990	$3,927	$172,693	$169,606	$—	$3,087
Liability description
FTRs	$379	$—	$—	$379	$781	$—	$—	$781
Natural gas derivatives	4,237	—	4,237	—	14,331	—	14,331	—
Total liabilities	$4,616	$—	$4,237	$379	$15,112	$—	$14,331	$781

Cleco has applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the six months ended June 30, 2024, and the year ended December 31, 2023, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At June 30, 2024, and December 31, 2023, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2024, and December 31, 2023:

Cleco
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Cash and cash equivalents	$280,349	$113,207
Current restricted cash and cash equivalents	$14,755	$15,818
Non-current restricted cash and cash equivalents	$116,679	$113,571

Cleco Power
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Cash and cash equivalents	$39,749	$40,240
Current restricted cash and cash equivalents	$14,755	$15,818
Non-current restricted cash and cash equivalents	$116,655	$113,548
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
The following table summarizes the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Balances, beginning of period	$446	$633	$2,306	$2,276
Unrealized losses*	(154)	(211)	(154)	(211)
Purchases	4,282	8,087	4,249	8,023
Settlements	(1,026)	(2,050)	(2,853)	(3,629)
Balances, end of period	$3,548	$6,459	$3,548	$6,459
* Unrealized losses are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power at June 30, 2024, and December 31, 2023:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
FTRs at June 30, 2024	$3,927	$379	RTO auction pricing	FTR price - per MWh	$(6.58)	$8.49	$0.23
FTRs at Dec. 31, 2023	$3,087	$781	RTO auction pricing	FTR price - per MWh	$(3.51)	$7.07	$0.24
(1) The low and high prices reflect the lowest and highest values of all single point-to-point FTRs and not the range of aggregate price changes.
(2) The weighted average reflects the market price and volume of each commodity weighted by the total volume of commodities.

Natural Gas Derivatives
Cleco may enter into physical and financial fixed price forward or options contracts that financially settle or are physically delivered at a future date. Management has not elected to apply hedge accounting to these contracts as allowed under applicable accounting standards. Cleco Power’s natural gas derivative contracts are marked-to-market with the resulting unrealized gain or loss recorded as a component of Accumulated deferred fuel on the balance sheet. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge. Prior to the closing of the Cleco Cajun Divestiture, Cleco Cajun’s unrealized gains or losses as well as realized gains or losses at settlement were recorded on the income statements as a component of fuel expense. After the closing of the Cleco Cajun Divestiture, all of Cleco Cajun’s natural gas derivative contracts were liquidated. Upon liquidation, a $6.4 million gain was recorded in Cleco’s Condensed Consolidated Statements of Income as a component of fuel expense for the three and six months ended June 30, 2024.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT JUNE 30, 2024		AT DEC. 31, 2023
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,157,204	$2,910,519	$3,400,293	$3,177,654
* The carrying value of long-term debt does not include deferred issuance costs of $13.0 million at June 30, 2024, and $14.2 million at December 31, 2023.

Cleco Power
	AT JUNE 30, 2024		AT DEC. 31, 2023
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,878,560	$1,844,569	$1,886,248	$1,867,559
* The carrying value of long-term debt does not include deferred issuance costs of $10.9 million at June 30, 2024, and $11.5 million at December 31, 2023.

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

Concentrations of Credit Risk
At June 30, 2024, and December 31, 2023, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power could be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and money market mutual funds to maintain liquidity and achieve the goal of a net asset value of a dollar.
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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
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
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At June 30, 2024, and December 31, 2023, there were no fair value amounts offset on the balance sheets and no collateral posted with or received from counterparties. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at June 30, 2024, and December 31, 2023:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs
Current	Energy risk management assets	$3,927	$3,087
Current	Energy risk management liabilities	(379)	(781)
Natural gas derivatives
Current	Energy risk management assets	7,004	5,042
Non-current	Energy risk management assets	3,986	—
Current	Energy risk management liabilities	(4,237)	(15,005)
Commodity-related contracts, net		$10,301	$(7,657)

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT JUNE 30, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs
Current	Energy risk management assets	$3,927	$3,087
Current	Energy risk management liabilities	(379)	(781)
Natural gas derivatives
Current	Energy risk management assets	7,004	—
Non-current	Energy risk management assets	3,986	—
Current	Energy risk management liabilities	(4,237)	(14,331)
Commodity-related contracts, net		$10,301	$(12,025)

The following tables present the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024, and 2023:

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED JUNE 30,			FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2024	2023		2024	2023
Commodity-related contracts
FTRs(1)	Electric operations	$782	$1,835		$1,508	$2,694
FTRs(1)	Purchased power	(827)	(1,499)		(2,198)	(2,096)
Natural gas derivatives(2)(3)	Fuel used for electric generation	(3,475)	(16,350)	(4)	(22,176)	(100,256)	(4)
Total		$(3,520)	$(16,014)		$(22,866)	$(99,658)
(1) For the three and six months ended June 30, 2024, unrealized losses associated with FTRs of $(0.2) million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2023, unrealized losses associated with FTRs of $(0.2) million were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three and six months ended June 30, 2024, unrealized gains associated with natural gas derivatives of $8.7 million and $10.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2023, unrealized gains associated with natural gas derivatives of $8.2 million and $3.7 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(3) For the three and six months ended June 30, 2024, realized losses associated with natural gas derivatives of $(1.5) million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2023, realized losses associated with natural gas derivatives of $(0.6) million were reported through Accumulated deferred fuel on the balance sheet.
(4) Recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers were not expected to acquire the natural gas derivative instruments relating to the Cleco Cajun Sale Group. After the closing of the Cleco Cajun Divestiture, all of Cleco Cajun’s natural gas derivative contracts were liquidated.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2024	2023	2024	2023
Commodity-related contracts
FTRs(1)	Electric operations	$782	$1,835	$1,508	$2,694
FTRs(1)	Purchased power	(827)	(1,499)	(2,198)	(2,096)
Natural gas derivatives (2)(3)	Fuel used for electric generation	(7,902)	(11,284)	(15,657)	(17,823)
Total		$(7,947)	$(10,948)	$(16,347)	$(17,225)
(1) For the three and six months ended June 30, 2024, unrealized losses associated with FTRs of $(0.2) million, were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2023, unrealized losses associated with FTRs of $(0.2) million were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three and six months ended June 30, 2024, unrealized gains associated with natural gas derivatives of $8.7 million and $10.1 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2023, unrealized gains associated with natural gas derivatives of $8.2 million and $3.7 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(3) For the three and six months ended June 30, 2024, realized losses associated with natural gas derivatives of $(1.5) million were reported through Accumulated deferred fuel on the balance sheet. For the three and six months ended June 30, 2023, realized losses associated with natural gas derivatives of $(0.6) million were reported through Accumulated deferred fuel on the balance sheet.

The following tables present the volume of commodity-related derivative contracts outstanding at June 30, 2024, and December 31, 2023, for Cleco and Cleco Power:

Cleco
	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT JUNE 30, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs	MWh	15,340	9,611
Natural gas derivatives	MMBtus	30,821	61,119

Cleco Power
	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT JUNE 30, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs	MWh	15,340	9,611
Natural gas derivatives	MMBtus	30,821	19,915

Note 8 — Debt
On May 17, 2024, Cleco Holdings entered into a $175.0 million revolving credit agreement. This agreement replaced Cleco Holdings’ existing revolving credit agreement and matures on May 17, 2029. Under this agreement, Cleco Holdings is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. The borrowing costs under Cleco Holdings’ revolving credit agreement are currently equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher commitment fees and additional interest of 0.05%. At June 30, 2024, Cleco Holdings had no borrowings outstanding under its revolving credit facility.
In addition, on May 17, 2024, Cleco Power entered into a $300.0 million revolving credit agreement and a $125.0 million term loan agreement. The revolving credit agreement replaced Cleco Power’s existing revolving credit agreement and matures on May 17, 2029. The term loan agreement replaced Cleco Power’s existing term loan agreement and matures on May 17, 2025. Under these agreements, Cleco Power is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% for total capitalization. The borrowing costs under the revolving credit agreement are currently equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay higher commitment fees and additional interest of 0.025%. At June 30, 2024, Cleco Power had no borrowings outstanding under the revolving credit agreement. The term loan under the term loan agreement bears interest at a rate of SOFR plus 1.35% or ABR plus 0.25%.
On April 26, 2024, Cleco Holdings repaid its $66.7 million term loan that was due on May 21, 2024. In addition, on June 4, 2024, Cleco Holdings redeemed its $165.0 million floating rate senior notes due on May 1, 2025.
Cleco Power’s $50.0 million GO-Zone bonds have a mandatory tender in April 2025. This amount is reflected in long-term debt due within one year on Cleco’s Condensed Consolidated Balance Sheet at June 30, 2024.
At June 30, 2024, and December 31, 2023, Cleco’s long-term debt and finance leases outstanding due within one year were $240.5 million and $256.8 million, respectively. The decrease of $16.3 million is primarily due to the repayment of Cleco Holdings’ $66.7 million term loan, partially offset by the reclassification of Cleco Power’s $50.0 million GO-Zone bonds with a mandatory tender in April 2025.
At June 30, 2024, and December 31, 2023, Cleco Power’s long-term debt and finance leases outstanding due within one year was $240.5 million and $190.3 million, respectively. The increase of $50.2 million is primarily due to the reclassification of $50.0 million GO-Zone bonds with a mandatory tender in April 2025.

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2023, management estimates that pension contributions totaling $94.2 million will be required through 2028, of which $25.7 million will be required in 2024. In April 2024 and July 2024, Cleco made payments of $3.5 million and $7.1 million, respectively, toward its 2024 contribution requirement. In July 2024, Cleco also

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
made a $15.2 million required contribution payment towards the 2023 plan year.
In June 2024, an amendment to the pension plan was executed allowing the transfer of the cash balance and pension liabilities to the Cleco Cajun Purchaser’s pension plan. This transfer was for the former Cleco Cajun employees that became employees of the Cleco Cajun Purchasers following the closing of the Cleco Cajun Divestiture. The transfer was completed in June 2024.
Cleco’s retirees may be eligible to receive Other Benefits. Dependents of Cleco’s retirees may also be eligible to receive Other Benefits with the exception of life insurance benefits.
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and six months ended June 30, 2024, and 2023 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Components of periodic benefit costs
Service cost	$1,186	$1,173	$420	$365
Interest cost	6,535	6,606	583	566
Expected return on plan assets	(7,607)	(7,386)	—	—
Amortizations
Net loss (gain)	—	—	49	(13)
Net periodic benefit cost	$114	$393	$1,052	$918

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Components of periodic benefit costs
Service cost	$2,375	$2,347	$899	$729
Interest cost	13,070	13,211	1,167	1,132
Expected return on plan assets	(15,213)	(14,772)	—	—
Amortizations
Net loss (gain)	—	—	212	(25)
Net periodic benefit cost	$232	$786	$2,278	$1,836

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2024, was $0.5 million and $0.9 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2023, was $0.4 million and $0.8 million, respectively.
The current and non-current portions of the pension benefits liability for Cleco and Cleco Power at June 30, 2024, and December 31, 2023, were as follows:

(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Current	$29,485	$25,685
Non-current	$84,566	$91,638

Cleco Holdings is the plan sponsor for the Other Benefit plan. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024, was $1.1 million and $2.2 million, respectively. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023, was $0.9 million and $1.7 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at June 30, 2024, and December 31, 2023, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Current	$5,235	$5,241
Non-current	$41,152	$41,815

Cleco Power
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Current	$4,480	$4,479
Non-current	$32,037	$32,289

SERP
Certain current and former Cleco officers are covered by SERP. Cleco does not fund the SERP liability, but instead pays for current benefits out of cash available of the respective company of the employed officer. Because SERP is a non-qualified plan, Cleco has purchased life insurance policies on certain SERP participants as a mechanism to provide a source of funding. These policies are held in a rabbi trust formed by Cleco Power. The rabbi trust is the named beneficiary of the life insurance policies and, therefore, receives the proceeds upon the death of the insured participants. The life insurance policies may be used to reimburse Cleco for benefits paid from general funds, pay the SERP participants’ death benefits, or pay future SERP payments. Market conditions could have a

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
significant impact on the cash surrender value of these life insurance policies. Because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. Cleco Power is the plan sponsor and Support Group is the plan administrator.
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and six months ended June 30, 2024, and 2023, were as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Components of periodic benefit costs
Service cost	$34	$35	$67	$71
Interest cost	836	901	1,671	1,802
Amortizations
Prior period service credit	(54)	(54)	(107)	(107)
Net gain	(20)	(15)	(41)	(32)
Net periodic benefit cost	$796	$867	$1,590	$1,734

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024, was $0.1 million and $0.2 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023, was $0.1 million and $0.2 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at June 30, 2024, and December 31, 2023, were as follows:

Cleco
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Current	$4,593	$4,593
Non-current	$62,316	$62,868

Cleco Power
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Current	$613	$613
Non-current	$8,221	$8,394
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
expense for the three and six months ended June 30, 2024, and 2023, was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
401(k) Plan expense	$2,237	$1,926	$5,312	$4,080

Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and six months ended June 30, 2024, and 2023, was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
401(k) Plan expense	$737	$670	$2,338	$1,572

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates from continuing operations for Cleco and Cleco Power for the three and six months ended June 30, 2024, and 2023:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Effective tax rate	(284.8)%	544.2%	(4.4)%	(194.7)%

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Effective tax rate	7.2%	7.0%	5.2%	6.7%

For Cleco and Cleco Power, the effective income tax rates for the three and six months ended June 30, 2024, and 2023, were different than the federal statutory rate primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, and state tax expense.
Cleco's effective tax rate for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was different primarily due to the amortization of excess ADIT and pre-tax book income in 2024.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three and six months ended June 30, 2024, and 2023, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At June 30, 2024, and December 31, 2023, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

Income Tax Audits
Cleco and Cleco Power are party to the consolidated income tax return filed by Cleco Group. Cleco Group participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
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
Cleco Group classifies income tax penalties as a component of other expense. For the three and six months ended June 30, 2024, and 2023, no penalties were recognized.

Note 11 — Segment Disclosures
Segment disclosures are based on Cleco’s method of internal reporting, which disaggregates business units by first-tier subsidiary. The financial information for historical periods provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers would not be acquiring the natural gas derivative instruments relating to the Cleco Cajun Sale Group. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management measures performance and allocates resources. Cleco has recast data from prior periods to reflect this change to conform to the current year presentation. For more information, see Note 3 — “Discontinued Operations.”
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

Segment Information
FOR THE THREE MONTHS ENDED JUNE 30, 2024 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$229,356
Other operations	22,382
Affiliate revenue	1,522
Electric customer credits	(548)
Operating revenue, net	$252,712
Net income	$26,786
Add: Depreciation and amortization	46,753
Less: Interest income	904
Add: Interest charges	25,116
Add: Federal and state income tax expense	2,072
EBITDA	$99,823

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$229,356	$(186)		$—	$229,170
Other operations	22,382	1,181		—	23,563
Affiliate revenue	1,522	27,756		(29,278)	—
Electric customer credits	(548)	—		—	(548)
Operating revenue, net	$252,712	$28,751		$(29,278)	$252,185
Depreciation and amortization	$46,753	$2,249	(1)	$—	$49,002
Interest income	$904	$1,814		$(65)	$2,653
Interest charges	$25,116	$15,871		$(65)	$40,922
Federal and state income tax expense (benefit)	$2,072	$(38,028)		$—	$(35,956)
Income from continuing operations, net of income taxes	$26,786	$21,794		$—	$48,580
Income from discontinued operations, net of income taxes	—	12,710		—	12,710
Net income	$26,786	$34,504		$—	$61,290
(1) Includes $0.2 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE THREE MONTHS ENDED JUNE 30, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$263,176
Other operations	24,741
Affiliate revenue	1,635
Electric customer credits	(736)
Operating revenue, net	$288,816
Net income	$43,439
Add: Depreciation and amortization	43,722
Less: Interest income	579
Add: Interest charges	24,183
Add: Federal and state income tax expense	3,247
EBITDA	$114,012

FOR THE THREE MONTHS ENDED JUNE 30, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$263,176	$(2,387)		$—	$260,789
Other operations	24,741	1		—	24,742
Affiliate revenue	1,635	28,902		(30,537)	—
Electric customer credits	(736)	—		—	(736)
Operating revenue, net	$288,816	$26,516		$(30,537)	$284,795
Depreciation and amortization	$43,722	$4,433	(1)	$—	$48,155
Interest income	$579	$133		$(39)	$673
Interest charges	$24,183	$16,624		$(39)	$40,768
Federal and state income tax expense	$3,247	$78,394		$—	$81,641
Income (loss) from continuing operations, net of income taxes	$43,439	$(110,076)		$(1)	$(66,638)
Income from discontinued operations, net of income taxes	—	113,968		—	113,968
Net income	$43,439	$3,892		$(1)	$47,330
(1) Includes $2.4 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

Segment Information
FOR THE SIX MONTHS ENDED JUNE 30, 2024 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$483,150
Other operations	49,599
Affiliate revenue	10,391
Electric customer credits	(2,395)
Operating revenue, net	$540,745
Net income	$20,138
Add: Depreciation and amortization	140,757
Less: Interest income	2,192
Add: Interest charges	48,599
Add: Federal and state income tax expense	1,112
EBITDA	$208,414

FOR THE SIX MONTHS ENDED JUNE 30, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$483,150	$(2,509)		$—	$480,641
Other operations	49,599	1,182		—	50,781
Affiliate revenue	10,391	57,423		(67,814)	—
Electric customer credits	(2,395)	—		—	(2,395)
Operating revenue, net	$540,745	$56,096		$(67,814)	$529,027
Depreciation and amortization	$140,757	$6,619	(2)	$1	$147,377
Interest income	$2,192	$2,107		$(238)	$4,061
Interest charges	$48,599	$33,322		$(238)	$81,683
Federal and state income tax expense (benefit)	$1,112	$603		$—	$1,715
Income (loss) from continuing operations, net of income taxes	$20,138	$(60,751)		$—	$(40,613)
Income from discontinued operations, net of income taxes	—	44,672		—	44,672
Net income (loss)	$20,138	$(16,079)		$—	$4,059
Additions to property, plant, and equipment	$113,081	$3,434		$—	$116,515
Equity investment in investees(1)	$1,916	$(587,314)		$587,314	$1,916
Goodwill(1)	$1,490,797	$—		$—	$1,490,797
Total segment assets(1)	$6,899,249	$825,500		$(106,282)	$7,618,467
(1) Balances as of June 30, 2024. (2) Includes $2.5 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE SIX MONTHS ENDED JUNE 30, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$559,524
Other operations	52,044
Affiliate revenue	3,323
Electric customer credits	(1,386)
Operating revenue, net	$613,505
Net income	$66,256
Add: Depreciation and amortization	94,454
Less: Interest income	1,764
Add: Interest charges	48,521
Add: Federal and state income tax expense	4,737
EBITDA	$212,204

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$559,524	$(4,807)		$—	$554,717
Other operations	52,044	2		—	52,046
Affiliate revenue	3,323	56,416		(59,739)	—
Electric customer credits	(1,386)	—		—	(1,386)
Operating revenue, net	$613,505	$51,611		$(59,739)	$605,377
Depreciation and amortization	$94,454	$8,910	(2)	$—	$103,364
Interest income	$1,764	$277		$(101)	$1,940
Interest charges	$48,521	$31,836		$(101)	$80,256
Federal and state income tax expense	$4,737	$120,597		$—	$125,334
Income (loss) from continuing operations, net of income taxes	$66,256	$(255,967)		$(2)	$(189,713)
Income from discontinued operations, net of income taxes	—	133,021		—	133,021
Net income (loss)	$66,256	$(122,946)		$(2)	$(56,692)
Additions to property, plant, and equipment	$110,480	$4,679		$—	$115,159
Equity investment in investees(1)	$1,992	$(467,329)		$467,329	$1,992
Goodwill(1)	$1,490,797	$—		$—	$1,490,797
Total segment assets(1)	$6,920,339	$870,743		$309,311	$8,100,393
(1) Balances as of December 31, 2023. (2) Includes $4.8 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Net income (loss)	$61,290	$47,330	$4,059	$(56,692)
Less: income from discontinued operations, net of income taxes	12,710	113,968	44,672	133,021
Income (loss) from continuing operations, net of income taxes	48,580	(66,638)	(40,613)	(189,713)
Add: Depreciation and amortization	49,002	48,155	147,377	103,364
Less: Interest income	2,653	673	4,061	1,940
Add: Interest charges	40,922	40,768	81,683	80,256
Add: Federal and state income tax (benefit) expense	(35,956)	81,641	1,715	125,334
Add: Other corporate costs and noncash items(1)(2)(3)	(72)	10,759	22,313	94,903
Total segment EBITDA	$99,823	$114,012	$208,414	$212,204
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.
(2) Includes gain (loss) on Cleco Cajun’s natural gas derivatives of $4.4 million and $(6.5) million, respectively, for the three and six months ended June 30, 2024.
(3) Includes loss on Cleco Cajun’s natural gas derivatives of $(5.1) million and $(82.4) million, respectively, for the three and six months ended June 30, 2023.

Note 12 — Regulation and Rates

Dolet Hills Regulatory Refund
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. On February 2, 2024, the ALJ released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Management estimated that a loss resulting from a potential disallowance was probable, and as a result, Cleco Power accrued an estimated contingent loss of $58.7 million at December 31, 2023. On April 19, 2024, the LPSC approved an uncontested settlement that contains a provision for refunding $20.0 million per year to Cleco Power’s retail customers as a credit to their bills during the third quarters of 2024, 2025, and 2026 for a total of $60.0 million. Therefore, at March 31, 2024, an additional $1.3 million was recorded in Provision for rate refund on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets and Electric customer credits on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. For more information about the settlement, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”
FRP
Prior to July 1, 2024, Cleco Power’s annual retail earnings were subject to an FRP approved by the LPSC in June 2021. The prior FRP allowed Cleco Power to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, were required to be refunded to customers.
On June 19, 2024, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2024, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.7%, while providing the opportunity to earn up to 10.3%. Additionally, 60% of retail earnings between 10.3% and 10.9%, and all retail earnings over 10.9%, are required to be refunded to customers. Cleco Power’s next base rate case is required to be filed with the LPSC on or before June 30, 2026. The amount of credits due to customers, if any, is determined by Cleco Power’s monitoring report, which is filed with the LPSC annually.
On May 22, 2024, the LPSC approved Cleco Power’s monitoring report for the 12 month period ended June 30, 2023, indicating no material findings and no refund to Cleco Power’s retail customers. Cleco Power anticipates filing its monitoring report for the 12 month period ending June 30, 2024, by October 31, 2024.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
Other Deferred Costs
Cleco Power defers other costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. On June 19, 2024, the LPSC approved for Cleco Power to recover through its new rates, effective on July 1, 2024, costs associated with Cleco Power’s rate case, IRP, and storm preparation. As a result, $3.8 million was reclassified to Other regulatory assets on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At June 30, 2024, Cleco Power had $7.4 million recorded for deferred costs it anticipates to recover from its customers, subject to approval by the LPSC.

TCJA
Cleco Power’s retail customers are continuing to receive bill credits resulting from the TCJA. Beginning in July 2021, under Cleco Power’s prior retail rate plan, retail customers received approximately $2.5 million in monthly bill credits for the target retail portion of the unprotected excess ADIT. At June 30, 2024, all amounts for the unprotected excess ADIT had been returned to retail customers.
The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At June 30, 2024, Cleco Power had $193.4 million accrued for the excess ADIT, of which $6.7 million is reflected in current regulatory liabilities.

Teche Unit 3
In May 2023, Cleco Power filed an Attachment Y with MISO requesting retirement of Teche Unit 3, barring any violations of specific applicable reliability standards. In January 2024, Cleco Power filed a notice with the LPSC to retire Teche Unit 3, and on June 1, 2024, Teche Unit 3 was retired.

Note 13— Variable Interest Entities

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
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Restricted cash - current	$14,755	$15,818
Accounts receivable - affiliate	3,282	3,492
Intangible asset - securitization	392,311	398,658
Total assets	$410,348	$417,968
Long-term debt due within one year	$14,790	$14,499
Accounts payable - affiliate	196	176
Interest accrued	6,086	6,191
Long-term debt, net	387,118	394,944
Total liabilities	408,190	415,810
Member’s equity	2,158	2,158
Total liabilities and member’s equity	$410,348	$417,968

The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Operating revenue	$7,766	$6,206	$15,802	$15,383
Operating expenses	(3,139)	(1,399)	(6,606)	(5,753)
Interest income	116	85	343	242
Interest charges, net	(4,718)	(4,867)	(9,490)	(9,823)
Income before taxes	$25	$25	$49	$49

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at June 30, 2024, consisted of its equity investment of approximately $1.9 million.
The following table presents the components of Cleco Power’s equity investment in Oxbow:

INCEPTION TO DATE (THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Purchase price	$12,873	$12,873
Cash contributions	6,399	6,399
Distributions	(18,034)	(17,280)
Equity income from investee	678	—
Total equity investment in investee	$1,916	$1,992

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Oxbow’s net assets/liabilities	$3,832	$3,985
Cleco Power’s 50% equity	$1,916	$1,992
Cleco Power’s maximum exposure to loss	$1,916	$1,992

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Operating revenue	$67	$108	$251	$233
Operating expenses	(67)	(108)	(154)	(233)
Gain on sale of property	—	—	1,356	—
Interest income	—	—	(97)	—
Income before taxes	$—	$—	$1,356	$—

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
Diversified Lands loaned $2.0 million to Gulf Coast for the Bunkie project. The loan was secured by a mortgage on the Bunkie project site. Diversified Lands foreclosed on the Bunkie property in February 2020 and has also asserted claims personally against the former owner of Gulf Coast. These claims are based on contracts and credit documents executed by Gulf Coast, the obligations and performance of which were personally guaranteed by the former owner of Gulf Coast. Diversified Lands is seeking recovery of the indebtedness still owed by Gulf Coast to Diversified Lands following the February 2020 foreclosure, which action has been consolidated with the litigation filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana. Discovery is ongoing and the trial date has been scheduled for April 2025.
Cleco believes all allegations made by Gulf Coast are contradicted by the written documents executed by Gulf Coast, are otherwise without merit, and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

Dispute with Saulsbury Industries
In October 2018, Cleco Power sued Saulsbury Industries, Inc., the former general contractor for the St. Mary Clean Energy Center project, seeking damages for Saulsbury Industries, Inc.’s failure to complete the St. Mary Clean Energy Center project on time and for costs incurred by Cleco Power in hiring a replacement general contractor. The action was filed in the Ninth Judicial District Court for Rapides Parish. Saulsbury Industries, Inc. removed the case to the U.S. District Court for the Western District of Louisiana, in March 2019. In September 2020, Cabot Corporation was allowed to join the case pending in the Ninth Judicial District Court for Rapides Parish.
In January 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC, in the U.S. District Court for the Western District of Louisiana. Saulsbury Industries, Inc. alleged that Cleco Power and Cabot Corporation caused delays in the St. Mary Clean Energy Center project, resulting in alleged impacts to Saulsbury Industries, Inc.’s direct and indirect costs. In June 2019, Cleco Power and Cabot Corporation each filed separate motions to dismiss. In October 2019, the District Court denied Cleco Power’s motion as premature and ruled that Saulsbury Industries, Inc. had six weeks to conduct discovery on specified jurisdictional issues. The Magistrate Judge presiding over the Western District of Louisiana consolidated cases issued a report and recommendation to the District Judge that the case instituted by Saulsbury Industries, Inc. be dismissed without prejudice and the case initiated by Cleco Power be remanded to the Ninth Judicial District Court for Rapides Parish. Saulsbury Industries, Inc. did not oppose the Magistrate Judge’s report and recommendation, and the District Judge issued a ruling that adopted the Magistrate Judge’s report and recommendation, which included reasoning consistent with Cleco Power’s arguments. Thus, the federal consolidated cases are now closed.
In October 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish. Saulsbury Industries, Inc. asserted the same claim as the Western District litigation and further asserts claims for payment on an open account. In December 2019, Cleco Power moved to stay the case, arguing that the Rapides Parish suit should proceed. In February 2020, the court

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
granted Cleco Power’s motion. The 16th Judicial District Court for the St. Mary Parish case held a hearing in October 2020, and the judge granted Cleco Power’s declinatory exceptions of lis pendens. Thus, the St. Mary’s Parish case has been dismissed. Saulsbury appealed this decision.
In May 2022, the Court of Appeal, First Circuit, ruled in favor of Cleco Power and affirmed the decision of the 16th Judicial District Court for St. Mary Parish with respect to Cleco Power. However, the First Circuit Court reversed the 16th Judicial District Court for St. Mary Parish’s decision dismissing Cabot Corporation from the St. Mary Parish case. All parties filed applications for rehearing, which were denied in June 2022.
Cabot Corporation applied for review by the Louisiana Supreme Court of the portion of the First Circuit Court's ruling that denied Cabot Corporation’s exception seeking dismissal from the St. Mary Parish litigation. In November 2022, the Louisiana Supreme Court rendered a decision in favor of Cabot Corporation. The Louisiana Supreme Court’s decision reversed the First Circuit Court’s decision and reinstated the decision of the 16th Judicial District Court granting Cabot Corporation’s declinatory exceptions of lis pendens. The St. Mary Parish case has been dismissed in full.
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
Cleco Power incurs environmental compliance expenses for reagents associated with the compliance standards of MATS. These expenses are also eligible for recovery through Cleco Power’s EAC and are subject to periodic review by the LPSC. In May 2020, the EPA finalized a rule that concluded that it is not appropriate and necessary to regulate hazardous air pollutants from coal- and oil-fired electric generating units. The EPA also determined that the results of its risk and technology review did not require any revisions to the emissions standards. Several petitions for review of the rule’s findings were filed between May and July 2020 in the D.C. Circuit Court of Appeals. In January 2021, the Presidential Administration issued an executive order that specifically directed the EPA to consider issuing a proposed rule to suspend, revise, or rescind the rule. The EPA determined the most environmentally protective course is to implement the rules in the executive order. In March 2023, the EPA published in the Federal Register a final rule that reinstates the April 2016 finding that it is appropriate and necessary to regulate hazardous air pollutants from coal and oil-fired electric generating units through MATS. The EPA published a final rule in the Federal Register on May 7, 2024, that reconsiders the risk and technology review that took place in 2020. The rule lowers the emission limit for filterable particulate on coal-fired EGUs. Cleco meets these emission limits. The rule also requires installation of continuous emission monitors for particulate on the units. The compliance deadlines are in July 2027. At June 30, 2024, Cleco is in material compliance with the MATS regulation and does not expect MATS to materially impact its environmental strategy.

Energy Efficiency Audit
In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power began participating in energy efficiency programs in November 2014. Through an approved rate tariff, Cleco Power recovered $8.5 million and $6.8 million for the 2022 and 2021 program years, respectively.
In September 2023, Cleco Power received a notice of audit from the LPSC for the program years 2021 and 2022. On May 22, 2024, the LPSC approved the audit report, which indicated no material findings.
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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
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

On May 17, 2024, Cleco Power filed an application with the LPSC for a financing order authorizing the securitization. Management anticipates the securitization to close by the end of March 2025.
As a result of the settlement, the following was recorded in Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements at June 30, 2024:

•a $40.0 million reduction in regulatory assets with an offsetting increase recorded as depreciation expense and
•a $1.3 million increase in the provision for rate refund and electric customer credits.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of June 30, 2024, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $12.1 million and $11.5 million, respectively. Cleco and Cleco Power have accrued these amounts.

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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for reclamation obligations. As of June 30, 2024, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
Other Commitments
Cleco has accrued for liabilities related to third parties, employee medical benefits, and AROs.
In April 2015, the EPA published a final rule in the Federal Register for regulating the disposal and management of CCRs from coal-fired power plants (CCR Rule). In August 2018, the D.C. Court of Appeals vacated several requirements in the CCR regulation, which included eliminating the previous acceptability of compacted clay material as a liner for impoundments. As a result, in August 2020, the EPA published a final rule in the Federal Register that would set deadlines for costly modifications including retrofitting of clay-lined impoundments with compliant liners or closure of the impoundments. In November 2020, demonstrations were submitted to the EPA specifying its intended course of action for the ash disposal facilities at Rodemacher Unit 2 and the Dolet Hills Power Station in order to comply with the final CCR Rule. In January 2022, Cleco Power received communication from the EPA that the demonstrations had been deemed complete. Cleco Power withdrew the Dolet Hills demonstration due to the cessation of receiving waste. The remaining demonstration is still subject to EPA approval based on pending technical review.
On May 8, 2024, the EPA published a final rule in the Federal Register that expands the scope of units regulated under the CCR regulations to include inactive surface impoundments at inactive generating facilities. None of these impoundments exist at Cleco’s facilities. The rule also regulates CCR Management Units (MUs), which includes non-containerized accumulations of CCR on the land at facilities otherwise subject to federal CCR regulations. The final regulation mandates the conducting of facility evaluations at such facilities after the effective date of the rule to determine if MUs are present. For any identified MUs of a particular size, the regulation would require evaluating any impacts on groundwater along with planning for closure of any identified CCR MU sites. Cleco does not expect this final rule to have a material financial impact on its generating units and environmental obligations.

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

Note 15 — Affiliate Transactions
At June 30, 2024, and December 31, 2023, Cleco Holdings had an affiliate receivable of $28.0 million and $24.2 million, respectively, primarily for estimated income taxes paid on behalf of Cleco Group. At June 30, 2024, and December 31, 2023, Cleco Holdings had an affiliate payable of $10.7 million to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT JUNE 30, 2024		AT DEC. 31, 2023
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$597	$828	$14	$367
Support Group	1,455	11,122	1,104	12,833
Cleco Cajun	1,119	—	3,425	—
Total	$3,171	$11,950	$4,543	$13,200

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
The following table presents the amortization expense recognized during the three and six months ended June 30, 2024, and 2023:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Amortization expense
Storm Recovery Property intangible asset	$3,020	$1,311	$6,347	$5,551

The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Storm Recovery Property intangible asset	$415,946	$415,946
Accumulated amortization	(23,635)	(17,288)
Net securitized intangible asset subject to amortization	$392,311	$398,658

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At June 30, 2024, Cleco had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years, and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
The following table presents the amortization expense recognized during the three and six months ended June 30, 2024, and 2023:

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	2024	2023
Amortization expense
Power supply agreements	$186	$2,387	$2,509	$4,807

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT JUNE 30, 2024	AT DEC. 31, 2023
Power supply agreements	$14,238	$85,104
Accumulated amortization	(6,115)	(74,471)
Net other intangible assets subject to amortization	$8,123	$10,633

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power.
All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(5,411)	$(5,112)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(144)	(443)
Balance, June 30, 2024	$(5,555)	$(5,555)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balances, beginning of period	$(363)	$59
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(423)	(845)
Balance, June 30, 2023	$(786)	$(786)

Cleco Power
	FOR THE THREE MONTHS ENDED JUNE 30, 2024			FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(5,365)	$(4,732)	$(10,097)	$(5,555)	$(4,796)	$(10,351)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	161	—	161	351	—	351
Reclassification of net loss to interest charges	—	62	62	—	126	126
Balances, June 30, 2024	$(5,204)	$(4,670)	$(9,874)	$(5,204)	$(4,670)	$(9,874)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023			FOR THE SIX MONTHS ENDED JUNE 30, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(3,222)	$(4,984)	$(8,206)	$(3,318)	$(5,047)	$(8,365)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	96	—	96	192	—	192
Reclassification of net loss to interest charges	—	63	63	—	126	126
Balances, June 30, 2023	$(3,126)	$(4,921)	$(8,047)	$(3,126)	$(4,921)	$(8,047)

Note 18 — Storm Restoration
On April 10, 2024, Cleco Power’s service territory was impacted by severe weather causing power outages for approximately 45,000 of Cleco Power’s electric customers. By April 15, 2024, power was restored to all affected customers. Cleco Power’s total storm restoration costs related to this weather event is estimated to be between $10.0 million and $10.5 million.
On May 16, 2024, Cleco Power’s service territory was impacted by severe weather causing power outages for approximately 35,000 of Cleco Power’s electric customers. By May 18, 2024, power was restored to all affected customers. Cleco Power’s total storm restoration costs related to this weather event is estimated to be between $2.5 million and $3.0 million.
On May 30, 2024, Cleco Power’s service territory was impacted by severe weather causing power outages for approximately 39,000 of Cleco Power’s electric customers. By June 6, 2024, power was restored to all affected customers. Cleco Power’s total storm restoration costs related to this weather event is estimated to be between $1.5 million and $2.0 million.
In the third quarter of 2024, Cleco Power anticipates seeking approval from the LPSC to recover the restoration costs for these weather events from its restricted storm reserve.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

Note 19 — Property, Plant, and Equipment
In April 2022, Cleco Power announced Project Diamond Vault, a proposed project with the goal of reducing up to 95% of carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies.
Research and development efforts using an amine-based carbon capture technology began in 2022, and a $9.0 million congressional appropriation was secured to help offset the costs associated with a related Feasibility study, a Pre-FEED study, and a FEED study. Both the related Feasibility study and the Pre-FEED study have been completed. The FEED study, which focused on the use of this amine-based carbon capture technology began in April 2024. Due to increases in the estimated investment required as well as the current economic and financing environment, Cleco Power’s management decided to discontinue the current FEED study and transition to evaluate other potential carbon capture sequestration technologies or alternatives to decarbonize Madison Unit 3, including fuel switching technology. As of June 30, 2024, Cleco Power has incurred a total of $16.7 million, of which Cleco Power has received $4.2 million and expects to receive an additional $1.7 million from a congressional appropriation to offset these costs. The remaining $10.8 million of previously deferred project costs were expensed as of June 30, 2024, due to the uncertainty of recoverability. Given that the unique nature of these project costs did not relate to Cleco’s core operations, these costs were expensed from Construction work in progress on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets to Other expense, net on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income.

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and six months ended June 30, 2024, and 2023.

OVERVIEW
Cleco is a regional energy company that conducts substantially all of its business operations through its principal operating business segment, Cleco Power. Cleco Power is a regulated electric utility company that owns eight generating units with a total rated capacity of 2,676 MW and serves approximately 295,000 customers in Louisiana through its retail business and supplies wholesale power in Louisiana.
Many factors affect Cleco’s primary business of generating, delivering, and selling electricity. These factors include the ability to increase energy sales while containing costs and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties, including increased wholesale competition. In addition, factors affecting Cleco Power include weather and the presence of a stable regulatory environment, which impacts the ROE and future rate cases, as well as the recovery of costs related to storms, growing energy demand, and volatile fuel prices; the ability to reliably deliver power to its jurisdictional customers; and the ability to comply with increasingly stringent regulatory and environmental standards. Significant events and major initiatives impacting Cleco and Cleco Power are discussed below.

FRP
On June 19, 2024, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2024, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.7%, while providing the opportunity to earn up to 10.3%. Additionally, 60.0% of retail earnings between 10.3% and 10.9%, and all retail earnings over 10.9%, are required to be refunded to customers. The amount of credits due to customers, if any, is determined by Cleco Power and the LPSC annually.

Cleco Cajun Divestiture
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met and the sale represents a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group have been presented as discontinued operations since March 31, 2023. On June 1, 2024, the Cleco Cajun Divestiture closed. The financial information for the three and six months ended June 30, 2023, provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers would not be acquiring the natural gas derivative instruments relating to the Cleco Cajun Sale Group. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
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

On May 17, 2024, Cleco Power filed an application with the LPSC authorizing a financing order for the securitization. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

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

Decarbonization Initiatives
In April 2022, Cleco Power announced Project Diamond Vault, a proposed project with the goal of reducing up to 95% of carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies.
Research and development efforts using an amine-based carbon capture technology began in 2022, and a $9.0 million congressional appropriation was secured to help offset the costs associated with a related Feasibility study, a Pre-FEED study, and a FEED study. Both the related Feasibility study and the Pre-FEED study have been completed. The FEED study, which focused on the use of this amine-based carbon capture technology began in April 2024. Due to increases in the estimated investment required as well as the current economic and financing environment, Cleco Power’s management decided to discontinue the current FEED study and transition to evaluate other potential carbon capture sequestration technologies or alternatives to decarbonize Madison Unit 3, including fuel switching technology. As of June 30, 2024, Cleco Power had incurred a total of $16.7 million, of which Cleco Power has received $4.2 million and expects to receive an additional $1.7 million from the congressional appropriation to offset these costs. The remaining $10.8 million of previously deferred project costs were expensed as of June 30, 2024, due to the uncertainty of recoverability. These project costs were expensed from Construction work in progress to Other expense, net. Under Project Diamond Vault, management is considering the most economically viable decarbonization strategy and remains committed to addressing Cleco Power’s carbon output of its solid fuel generating unit and ESG goals to sustainably reduce its GHG emissions.
For more information on environmental matters that could affect Madison Unit 3 and Cleco Power’s decarbonization initiatives, see “— Results of Operations — Regulatory and Other Matters — Environmental Matters.”

Renewable and Electrification Initiatives
On July 22, 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana and owned by a third party. The agreement is subject to LPSC approval and other

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
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

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of June 30, 2024, Cleco Power had spent $57.9 million on the project.

Other
Cleco Power is working to secure load growth opportunities that include renewing existing franchises, pursuing new franchises, and adding new retail load opportunities with large industrial, commercial, and residential customers. The retail opportunities include sectors such as agriculture, oil and gas, chemicals, metals, national accounts, government, military, wood, paper, health care, information technology, transportation, clean and green fuels, data centers, and other manufacturing.
On March 31, 2024, a contract with a significant wholesale customer expired and was not renewed with Cleco Power. Cleco Power’s failure to recontract this agreement affected jurisdictional retail rates that were reviewed by the LPSC in conjunction with Cleco Power’s recent rate case. The LPSC approved Cleco Power’s new rate plan effective July 1, 2024.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2024, and 2023

Cleco
	FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue, net	$252,185	$284,795	$(32,610)	(11.5)%
Operating expenses	189,916	230,482	40,566	17.6%
Operating income	62,269	54,313	7,956	14.6%
Interest income	2,653	673	1,980	294.2%
Allowance for equity funds used during construction	646	1,574	(928)	(59.0)%
Other expense, net	(12,022)	(789)	(11,233)	*
Interest charges	40,922	40,768	(154)	(0.4)%
Federal and state income tax (benefit) expense	(35,956)	81,641	117,597	144.0%
Income (loss) from continuing operations, net of income taxes	48,580	(66,638)	115,218	172.9%
Income from discontinued operations, net of income taxes	12,710	113,968	(101,258)	(88.8)%
Net income	$61,290	$47,330	$13,960	29.5%
* Not meaningful

The increase in Cleco’s results of operations is primarily attributable to the following:

•changes in federal and state income taxes. For more information on Cleco’s effective income tax rates on continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”
•gains on gas-related derivative contracts in 2024 compared to losses on gas-related derivative contracts in 2023 at Cleco Cajun of $9.5 million which are included in continuing operations.

These increases were partially offset by:

•the effects of the presentation of the Cleco Cajun Sale Group as discontinued operations. For information on discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
•activity of its reportable segment, Cleco Power. For detailed discussions of those impacts, see “— Cleco Power.”

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

Cleco Power
		FOR THE THREE MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue
Base	$165,316	$170,026	$(4,710)	(2.8)%
Fuel cost and purchased power recovery	64,040	93,150	(29,110)	(31.3)%
Electric customer credits	(548)	(736)	188	25.5%
Other operations	22,382	24,741	(2,359)	(9.5)%
Affiliate revenue	1,522	1,635	(113)	(6.9)%
Operating revenue, net	252,712	288,816	(36,104)	(12.5)%
Operating expenses
Recoverable fuel and purchased power	64,055	93,355	29,300	31.4%
Non-recoverable fuel and purchased power	5,817	10,290	4,473	43.5%
Other operations and maintenance	59,636	57,386	(2,250)	(3.9)%
Depreciation and amortization	46,753	43,722	(3,031)	(6.9)%
Taxes other than income taxes	13,475	14,342	867	6.0%
Total operating expenses	189,736	219,095	29,359	13.4%
Operating income	62,976	69,721	(6,745)	(9.7)%
Interest income	904	579	325	56.1%
Allowance for equity funds used during construction	646	1,574	(928)	(59.0)%
Other expense, net	(10,552)	(1,005)	(9,547)	(950.0)%
Interest charges	25,116	24,183	(933)	(3.9)%
Federal and state income tax expense	2,072	3,247	1,175	36.2%
Net income	$26,786	$43,439	$(16,653)	(38.3)%

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(MILLION kWh)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	930	919	1.2%
Commercial	699	690	1.3%
Industrial	542	554	(2.2)%
Other retail	31	31	—%
Total retail	2,202	2,194	0.4%
Sales for resale	103	755	(86.4)%
Total retail and wholesale customer sales	2,305	2,949	(21.8)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$84,429	$79,915	5.6%
Commercial	52,475	49,502	6.0%
Industrial	23,463	22,126	6.0%
Other retail	2,908	3,199	(9.1)%
Total retail	163,275	154,742	5.5%
Sales for resale	2,041	15,284	(86.6)%
Total base revenue	$165,316	$170,026	(2.8)%

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

	FOR THE THREE MONTHS ENDED JUNE 30,
				2024 CHANGE
	2024	2023	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,188	1,102	983	7.8%	20.9%

Base
Base revenue decreased $4.7 million primarily due to $13.2 million of lower wholesale revenue largely the result of the expiration of a wholesale contract in March 2024. This decrease was partially offset by $4.9 million of higher commercial and industrial revenue largely due to higher demand charges from new industrial customers in the third quarter of 2023, $2.4 million of higher rates primarily related to the infrastructure and incremental cost recovery rider, and $1.1 million from warmer summer weather.
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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
customers substantially all such expenses. Approximately 90% of Cleco Power’s total fuel cost during the second quarter of 2024 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three months ended June 30, 2024, were impacted primarily by lower natural gas costs as compared to the three months ended June 30, 2023. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Other Operations Revenue
Other operations decreased $2.4 million primarily due to $4.1 million of lower transmission revenue, partially offset by $1.6 million of higher securitization revenue.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $4.5 million primarily due to the timing of transmission costs.

Other Operations and Maintenance
Other operations and maintenance increased $2.3 million primarily due to $1.8 million of higher employee-related expenses and $0.8 million of higher general liability expenses.

Depreciation and Amortization
Depreciation and amortization increased $3.0 million primarily due to $1.7 million for higher amortization for the securitized intangible asset and $1.3 million for higher normal recurring additions to fixed assets.

Other Expense, Net
Other expense, net increased $9.5 million primarily due to expenses relating to Project Diamond Vault. For more information, see “— Overview — Decarbonization Initiatives.”

Income Taxes
For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

Comparison of the Six Months Ended June 30, 2024, and 2023

Cleco
	FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue, net	$529,027	$605,377	$(76,350)	(12.6)%
Operating expenses	481,135	593,994	112,859	19.0%
Operating income	47,892	11,383	36,509	320.7%
Interest income	4,061	1,940	2,121	109.3%
Allowance for equity funds used during construction	780	2,806	(2,026)	(72.2)%
Equity income from investee before income tax	674	—	674	100.0%
Other expense, net	(10,622)	(252)	(10,370)	*
Interest charges	81,683	80,256	(1,427)	(1.8)%
Federal and state income tax expense	1,715	125,334	123,619	98.6%
Loss from continuing operations, net of income taxes	(40,613)	(189,713)	149,100	78.6%
Income from discontinued operations, net of income taxes	44,672	133,021	(88,349)	(66.4)%
Net income (loss)	$4,059	$(56,692)	$60,751	107.2%
*Not meaningful

The increase in Cleco’s results of operations is primarily attributable to the following:

•changes in federal and state income taxes. For more information on Cleco’s effective income tax rates on continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”
•lower losses on gas-related derivative contracts at Cleco Cajun of $75.9 million which are included in continuing operations.

These increases were partially offset by:

•the effects of the presentation of the Cleco Cajun Sale Group as discontinued operations. For information on discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
•activity of its reportable segment, Cleco Power. For detailed discussions of those impacts, see “— Cleco Power.”

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

Cleco Power
		FOR THE SIX MONTHS ENDED JUNE 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue
Base	$319,345	$314,313	$5,032	1.6%
Fuel cost and purchased power recovery	163,805	245,211	(81,406)	(33.2)%
Electric customer credits	(2,395)	(1,386)	(1,009)	(72.8)%
Other operations	49,599	52,044	(2,445)	(4.7)%
Affiliate revenue	10,391	3,323	7,068	212.7%
Operating revenue, net	540,745	613,505	(72,760)	(11.9)%
Operating expenses
Recoverable fuel and purchased power	163,843	245,179	81,336	33.2%
Non-recoverable fuel and purchased power	13,612	17,515	3,903	22.3%
Other operations and maintenance	116,430	111,377	(5,053)	(4.5)%
Depreciation and amortization	140,757	94,454	(46,303)	(49.0)%
Taxes other than income taxes	29,121	30,337	1,216	4.0%
Total operating expenses	463,763	498,862	35,099	7.0%
Operating income	76,982	114,643	(37,661)	(32.9)%
Interest income	2,192	1,764	428	24.3%
Allowance for equity funds used during construction	780	2,806	(2,026)	(72.2)%
Equity income from investee before income tax	674	—	674	100.0%
Other (expense) income, net	(10,779)	301	(11,080)	*
Interest charges	48,599	48,521	(78)	(0.2)%
Federal and state income tax expense	1,112	4,737	3,625	76.5%
Net income	$20,138	$66,256	$(46,118)	(69.6)%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(Million kWh)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,739	1,673	3.9%
Commercial	1,285	1,270	1.2%
Industrial	1,082	1,079	0.3%
Other retail	61	62	(1.6)%
Total retail	4,167	4,084	2.0%
Sales for resale	719	1,399	(48.6)%
Total retail and wholesale customer sales	4,886	5,483	(10.9)%
The following table shows the components of Cleco Power’s base revenue:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$148,978	$140,109	6.3%
Commercial	101,183	95,545	5.9%
Industrial	46,123	42,712	8.0%
Other retail	5,636	5,987	(5.9)%
Total retail	301,920	284,353	6.2%
Sales for resale	17,425	29,960	(41.8)%
Total base revenue	$319,345	$314,313	1.6%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE SIX MONTHS ENDED JUNE 30,
				2024 CHANGE
	2024	2023	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	789	542	888	45.6%	(11.1)%
Cooling degree-days	1,279	1,381	1,083	(7.4)%	18.1%

Base
Base revenue increased $5.0 million primarily due to $7.8 million of higher commercial and industrial revenue largely due to higher demand charges from new industrial customers in the third quarter of 2023. Also contributing to the increase was $5.0 million from colder winter weather and $4.6 million of higher rates largely related to the infrastructure and incremental cost recovery rider. These increases were partially offset by $12.5 million of lower wholesale revenue largely due to the expiration of a wholesale contract in March 2024.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 81% of Cleco Power’s total fuel cost during the first six months of 2024 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the six months ended June 30, 2024, were impacted primarily by lower natural gas costs as compared to the six months ended June 30, 2023. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Other Operations Revenue
Other operations revenue decreased $2.4 million primarily due to lower transmission revenue.

Affiliate Revenue
Affiliate revenue increased $7.1 million primarily due to higher internal software services provided in accordance with service agreements.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $3.9 million primarily due to the timing of recovery of transmission costs.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $5.1 million primarily due to $2.4 million of higher employee-related expenses, $1.7 million of higher general liability expenses, and $1.0 million of higher outage generation maintenance expense.

Depreciation and Amortization
Depreciation and amortization increased $46.3 million primarily due to $40.0 million for a reduction in the regulatory asset associated with the Dolet Hills Power Station as a result of the settlement of the Dolet Hills prudency review, $2.9 million for changes in estimated useful lives of internal software, and $2.7 million for higher normal recurring additions to fixed assets. For more information on the reduction in the regulatory asset associated with the Dolet Hills Power Station and the settlement of the Dolet Hills prudency review, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities” — “Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and — “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

Other Expense, Net
Other expense, net increased $11.1 million primarily due to expenses relating to Project Diamond Vault. For more information, see “— Overview — Decarbonization Initiatives.”

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
The financial information for historical periods provided in this Quarterly Report on Form 10-Q has been recast as a result of the determination during the third quarter of 2023 that the Cleco Cajun Purchasers would not be acquiring the natural gas derivative instruments relating to the Cleco Cajun Sale Group. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management makes financial decisions and allocates resources. Cleco has recast data from prior periods to reflect this change to conform to the current year presentation. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the three and six months ended June 30, 2024, and 2023:

	FOR THE THREE MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Net income	$26,786	$43,439
Add: Depreciation and amortization	46,753	43,722
Less: Interest income	904	579
Add: Interest charges	25,116	24,183
Add: Federal and state income tax expense	2,072	3,247
EBITDA	$99,823	$114,012

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023
Net income	$20,138	$66,256
Add: Depreciation and amortization	140,757	94,454
Less: Interest income	2,192	1,764
Add: Interest charges	48,599	48,521
Add: Federal and state income tax expense	1,112	4,737
EBITDA	$208,414	$212,204

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at June 30, 2024:

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

	SENIOR UNSECURED DEBT			CORPORATE/LONG-TERM ISSUER
	S&P	MOODY’S	FITCH	S&P	MOODY’S	FITCH
Cleco Holdings	BBB-	Baa3	BBB-	BBB	Baa3	BBB-
Cleco Power	A-	A3	BBB+	A-	A3	BBB
Credit ratings are not recommendations to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

On June 7, 2024, and following the closing of the Cleco Cajun Divestiture, S&P upgraded its ratings for Cleco Holdings from BBB- to BBB at the issuer level and Cleco Power from BBB+ to A- at both the issuer and issue level. S&P revised its ratings due to the expected improvement in business risk from having a fully regulated utility business after the closing of the Cleco Cajun Divestiture.
Cleco Holdings and Cleco Power pay fees and interest under their bank credit agreements based on the highest rating held. If Cleco Holdings’ or Cleco Power’s credit ratings were to be downgraded, Cleco Holdings or Cleco Power, respectively, could be required to pay additional fees and incur higher interest rates for borrowings under their respective revolving credit facilities.
Cleco Holdings and Cleco Power may be required to provide credit support with respect to bilateral transactions and contracts that they have entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings, or liquidity ratios.
Cleco Power participates in the MISO market. MISO requires participants to provide credit support which may increase or decrease due to the timing of the settlement schedules and MISO margining formulas. For more information about MISO, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Regulatory and Other Matters — Transmission Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For more information about credit support see Item 1, “Financial Statements and Supplementary Data — Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

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

TCJA
At June 30, 2024, all amounts for the TCJA unprotected excess ADIT had been returned to Cleco Power’s retail customers. Cleco Power’s retail customers will continue receiving bill credits for the TCJA protected excess ADIT until the full amount has been returned. For more information on the regulatory impact of the TCJA, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — TCJA.”

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

Working Capital and Debt

Cleco
At June 30, 2024, Cleco had no outstanding borrowings under its aggregate $475.0 million revolving credit facilities. At December 31, 2023, Cleco had $110.0 million of short-term debt for outstanding borrowings under its revolving credit facilities. For more information on Cleco’s revolving credit facilities, see “— Credit Facilities.”
At June 30, 2024, Cleco’s long-term debt and finance leases outstanding, excluding fair value adjustments resulting from the 2016 merger, was $3.06 billion, of which $240.5 million was due within one year. The long-term debt due within one year at June 30, 2024, primarily represents Cleco Power’s $125.0 million bank term loan due in May 2025; $50.0 million of Cleco Power’s senior notes due in December 2024; $50.0 million of Cleco Power’s GO-Zone bonds with a mandatory tender in April 2025; and $14.8 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2024 and March 2025.
In February 2019 in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
Holdings’ debt by December 31, 2024. On April 26, 2024, Cleco Holdings paid the remaining $66.7 million satisfying this LPSC commitment. In addition, on June 4, 2024, Cleco Holdings redeemed its $165.0 million floating rate senior notes due on May 1, 2025.
At June 30, 2024, cash and cash equivalents available of $288.0 million combined with $475.0 million of available revolving credit facility capacity ($175.0 million from Cleco Holdings and $300.0 million from Cleco Power) provided total liquidity of $763.0 million.
At June 30, 2024, and December 31, 2023, Cleco had a working capital surplus of $427.7 million and a deficit of $17.5 million, respectively. The $445.2 million increase in working capital is primarily due to:

•a $260.1 million increase in regulatory assets primarily due to the reclassification of the Dolet Hills and mine-related regulatory assets to short-term as a result of Cleco Power expecting the securitization of those amounts to be completed by the end of March 2025,
•a $165.4 million increase in cash and cash equivalents,
•a $110.0 million decrease in short-term debt due to payments on Cleco Holdings’ revolving credit facility,
•a $38.7 million decrease in provision for rate refund primarily due to the reclassification of the long-term portion of refunds to be made to Cleco Power's retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review,”
•a $21.9 million decrease in accounts payable, excluding Cleco Power’s FTRs, primarily due to lower accruals for short-term incentive plan compensation,
•a $16.3 million decrease in long-term debt and finance leases due within one year primarily due to the repayment of Cleco Holdings’ $66.7 million term loan, partially offset by the reclassification of Cleco Power’s $50.0 million GO-Zone bonds with a mandatory tender in April 2025,
•a $15.3 million decrease in regulatory liabilities primarily due to the amortization of the TCJA regulatory liability,
•a $12.6 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty, and
•a $10.8 million decrease in energy risk management liabilities primarily due to lower mark-to-market losses on gas related derivative contracts,

These increases in working capital were partially offset by:

•a $120.5 million decrease in the net assets and liabilities held for sale as a result of the closing of the Cleco Cajun Divestiture. For more information about assets and liabilities held for sale, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements —Note 3 — Discontinued Operations” and
•a $77.9 million increase in taxes payable primarily due to higher provision for federal income taxes and accruals for property taxes.

Cleco Holdings
At June 30, 2024, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At December 31, 2023, Cleco Holdings had $110.0 million of short-term debt for outstanding borrowings under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.”
Cleco Holdings has an uncommitted line of credit with no amounts outstanding at June 30, 2024. For more information on Cleco’s uncommitted line of credit, see “— Credit Facilities.”
On April 26, 2024, Cleco Holdings repaid its $66.7 million term loan that was due on May 21, 2024. In addition, on June 4, 2024, Cleco Holdings redeemed its $165.0 million floating rate senior notes due on May 1, 2025.
At June 30, 2024, Cleco Holdings’ long-term debt outstanding, excluding fair value adjustments, was $1.18 billion, of which none was due within one year.
At June 30, 2024, cash and cash equivalents available at Cleco Holdings of $185.1 million combined with $175.0 million of available revolving credit facility capacity provided a total liquidity of $360.1 million.

Cleco Power
At June 30, 2024, and December 31, 2023, Cleco Power had no outstanding borrowings of short-term debt under its $300.0 million revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.”
Cleco Power has an uncommitted line of credit with no amounts outstanding at June 30, 2024. For more information on Cleco Power’s uncommitted line of credit, see “— Credit Facilities.”
At June 30, 2024, Cleco Power’s long-term debt and finance leases outstanding was $1.88 billion, of which $240.5 million was due within one year. The long-term debt due within one year at June 30, 2024, primarily represents the $125.0 million bank term loan due in May 2025; $50.0 million of GO-Zone bonds with a mandatory tender in April 2025; $50.0 million of senior notes due in December 2024; and $14.8 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in September 2024 and March 2025.
On May 17, 2024, Cleco Power entered into a $125.0 million bank term loan. This term loan replaces Cleco Power’s existing term loan credit agreement. The term loan has an interest rate of SOFR plus 1.35% or ABR plus 0.25% and a maturity date of May 17, 2025.
At June 30, 2024, cash and cash equivalents available of $47.1 million combined with $300.0 million of available revolving credit facility capacity provided a total liquidity of $347.1 million.
At June 30, 2024, and December 31, 2023, Cleco Power had a working capital surplus of $185.9 million and a working capital deficit of $66.2 million, respectively. The $252.1 million increase in working capital is primarily due to:

•a $260.1 million increase in regulatory assets primarily due to the reclassification of the Dolet Hills and mine-related regulatory assets to short-term as a result of Cleco Power expecting the securitization of those amounts to be completed by the end of March 2025,
•a $38.7 million decrease in provision for rate refund primarily due to the reclassification of the long-term portion of refunds

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
to be made to Cleco Power's retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review,”
•a $15.3 million decrease in regulatory liabilities primarily due to the amortization of the TCJA regulatory liability,
•a $12.6 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty, and
•a $10.1 million decrease in energy risk management liabilities primarily due to lower mark-to-market losses on gas-related derivative contracts.

These increases in working capital were partially offset by:

•a $50.2 million increase of long-term debt and finance leases due within one year primarily due to the reclassification of $50.0 million GO-Zone bonds with a mandatory tender in April 2025 and
•a $34.6 million increase in taxes payable primarily due to higher provision for federal income taxes and accruals for property taxes.

Credit Facilities
At June 30, 2024, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million and one for Cleco Power in the amount of $300.0 million. There were no outstanding borrowings on the revolving credit facilities. These revolving credit facilities were entered into on May 17, 2024, and replaced the existing agreements. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings and Cleco Power each have an uncommitted line of credit that allows up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate, to support working capital needs. There were no amounts outstanding under the uncommitted lines of credit at June 30, 2024.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At June 30, 2024, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At June 30, 2024, the borrowing costs under Cleco Holdings’ revolving credit agreement are currently equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At June 30, 2024, Cleco Power was in compliance with the covenants of its revolving credit facility. At June 30, 2024, the borrowing costs under Cleco Power’s revolving credit agreement are currently equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At June 30, 2024, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At June 30, 2024, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Cleco - Cash Flows
Cleco’s operating, investing, and financing cash flows include both continuing and discontinued operations. For information on the cash flows from discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
Cleco’s net cash activities are as follows for the six months ended June 30, 2024, and 2023:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	VARIANCE
Net cash provided by operating activities	$185,038	$124,359	$60,679
Net cash provided by (used in) investing activities	$348,743	$(113,565)	$462,308
Net cash (used in) provided by financing activities	$(370,455)	$7,353	$(377,808)

Cleco - Net Operating Cash Flows
Net cash provided by operating activities increased $60.7 million, which includes net cash used related to discontinued operations of $5.0 million, primarily due to:

•$58.0 million of lower payments for fuel inventory primarily due to lower volume of purchases for petroleum coke at Cleco Power,
•$32.9 million of lower payments for fuel inventory primarily due to lower volume of purchases of coal at Cleco Cajun,
•$20.8 million of higher collections from Cleco Cajun’s customers,
•$12.8 million of lower prepayments largely due to the timing of property insurance payments and lower deposits on prepaid inventory, and
•the absence of $6.5 million of cash collateral remitted to counterparties for Cleco Cajun’s natural gas derivatives.

These increases were partially offset by:

•$53.6 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate at Cleco Power and
•$23.2 million of lower collections from Cleco Power’s customers.

Cleco - Net Investing Cash Flows
Net cash provided by investing activities increased $462.2 million, which includes net cash provided by discontinued operations of $0.9 million, primarily due to $463.8 million of net proceeds from the Cleco Cajun Divestiture.

Cleco - Net Financing Cash Flows
Net cash used in financing activities increased $377.8 million primarily due to:

•$236.3 million of higher repayments on long-term debt,
•$74.0 million of lower draws on revolving credit facilities,
•$47.0 million of higher payments on revolving credit facilities, and
•$20.0 million of higher distributions to Cleco Group.

Cleco Power - Cash Flows
Cleco Power’s net cash activities are as follows for the six months ended June 30, 2024, and 2023:

	FOR THE SIX MONTHS ENDED JUNE 30,
(THOUSANDS)	2024	2023	VARIANCE
Net cash provided by operating activities	$160,241	$174,237	$(13,996)
Net cash used in investing activities	$(111,592)	$(108,983)	$(2,609)
Net cash used in financing activities	$(48,755)	$(48,623)	$(132)

Cleco Power - Net Operating Cash Flows
Net cash provided by operating activities decreased $14.0 million primarily due to:

•$53.6 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate and
•$23.2 million of lower collections from customers.

These decreases were partially offset by:
•$58.0 million of lower payments for fuel inventory primarily due to lower volume of purchases for petroleum coke and
•$6.6 million of lower prepayments largely due to the timing of property insurance payments and lower deposits on prepaid inventory.

Cleco Power - Net Investing Cash Flows
Net cash used in investing activities increased $2.6 million, primarily due to higher additions to property, plant, and equipment, net of AFUDC.

Cleco Power - Net Financing Cash Flows
Net cash used in financing activities increased $0.1 million primarily due to:

•$25.0 million of lower draws on revolving credit facilities,
•$15.0 million of higher distributions to Cleco Holdings, and
•$4.6 million of higher repayments on long-term debt.

These increases were partially offset by $45.0 million of lower payments on revolving credit facilities.

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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
investees (affiliates). Cleco Holdings and Cleco Power have also agreed to contractual terms that require them to pay third parties if certain triggering events occur. These contractual terms generally are defined as guarantees. For more information about off-balance sheet commitments and guarantees, see Item 1, “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees.”

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
On May 8, 2024, the EPA published a final rule in the Federal Register that would regulate CCR Management Units (MUs), which includes non-containerized accumulations of CCR on the land at facilities otherwise subject to federal CCR regulations. The final regulation mandates the conducting of facility evaluations at such facilities after the effective date of the rule to determine if MUs are present. For any identified MUs of a particular size, the regulation would require evaluating any impacts on groundwater along with planning for closure of any identified CCR MU sites. Cleco does not expect this final rule to have a material financial impact on its generating units and environmental obligations.
On May 9, 2024, the EPA issued a final rule under the Section 111 GHG Rule. The rule rescinds the ACE regulation, and sets carbon dioxide standards for existing coal-fired units, existing natural-gas fired boilers, and new combustion turbines. For the existing units, the state will be required to submit an implementation plan to the EPA by May 11, 2026. The final rule requires significant reductions in CO2 emissions for existing EGUs. Cleco’s compliance with this final rule could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
Also, on May 9, 2024, the EPA issued a final rule under the Clean Water Act. The regulation continues to allow facilities to comply with the bottom ash transfer water limit of zero discharge by committing to cease coal burning at the respective EGU by December 31, 2028. In addition, the final regulation also places discharge limits on landfill leachate and on the legacy wastewater in retiring impoundments. Until a review of the final regulation has been completed, Cleco is unable to predict if this will have a material impact on the results of operations, financial condition, or cash flow of the Registrants.
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
Effective July 1, 2024, Cleco Power’s annual retail earnings are subject to an FRP that was approved by the LPSC on June 19, 2024. For information on Cleco Power’s FRP, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 12 — Regulation and Rates — FRP.”
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
For information on Cleco Power’s wholesale rates, see Part I, Item 1, “Regulatory Matters, Industry Developments, and Franchises — Rates” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
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

Electric Reliability Organization (ERO)
NERC, subject to oversight by FERC, is the ERO responsible for developing and enforcing mandatory reliability standards for users, owners, and operators of the bulk power system. NERC, as the ERO, delegates authority to the SERC Reliability Corporation.
A revised NERC reliability standard relating to the winterization of generation assets became effective on April 1, 2023. This revised standard requires the implementation of cold weather preparedness plans that include geographical based freeze protection measures, annual inspections, unit design temperature basis, and employee training. A new winterization standard requiring additional freeze protection measures has been approved by FERC with an effective date of October 1, 2024, and a targeted implementation period of 60 months from the effective date. Management does not expect this new standard to have any impact on Cleco’s results of operations, financial condition, or cash flows.
A NERC Operations and Planning Reliability Standards audit is conducted at least every three years for Cleco Power. The next Operations and Planning Reliability Standards audit for Cleco Power is scheduled to begin in the first quarter of 2025.
A NERC CIP audit is also conducted at least every three years for Cleco Power. The next audit is scheduled to begin in 2025.
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

Integrated Resource Plan (IRP)
The IRP process includes conducting stakeholder meetings and receiving feedback from stakeholders. The final IRP was filed with the LPSC in May 2023. On March 21, 2024, the LPSC issued an order acknowledging that Cleco Power’s Final IRP complied with the LPSC’s IRP General Order. The LPSC’s acknowledgement completes this IRP cycle. The next IRP cycle is expected to begin in the fourth quarter of 2025.
The IRP report describes how Cleco Power plans to meet its forecasted load requirements on a reliable and economic basis, while reducing Cleco Power’s carbon footprint. The IRP is used as a guide in future decision-making and does not represent firm operational commitments.

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired in December 2020. A request to renew the conditions of the expired SQP was included in Cleco Power’s application for its most recent rate case, which was approved by the LPSC on June 19, 2024. As a result, all parties are required to engage and present an amended and extended SQP, including an implementation plan and timeline, 90 days from the issuance of the LPSC order approving the settlement of the rate case, which has not been issued. Cleco Power is currently working with the LPSC to establish a new SQP. On March 28, 2024, Cleco Power filed its annual SQP monitoring report for 2023 based on the expired reporting requirements.

Franchises
Two parish franchise agreements remain expired and Cleco Power is continuing to make efforts in 2024 to renew these contracts. There is no financial impact to Cleco’s business as a result of the expired franchise agreements. For information on franchises, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
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
At June 30, 2024, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At June 30, 2024, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility.
At June 30, 2024, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. The borrowing costs under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility.
At June 30, 2024, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.35% or ABR plus 0.25%, for an all-in interest rate of 6.68%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the six months ended June 30, 2024, was 6.68%.
Each 1% increase in the interest rate applicable to Cleco’s short- and long-term variable rate debt would result in a decrease in Cleco’s consolidated pretax earnings of $1.3 million on an annualized basis.
Cleco may enter into contracts to mitigate the volatility in interest rate risk. These contracts include, but are not limited to, interest rate swaps and treasury rate locks. For each reporting period presented, the Registrants did not enter into any contracts to mitigate the volatility in interest rate risk.

Commodity Price Risk
Cleco Power’s financial performance can be adversely impacted by the uncertainty in future fuel and power prices, which may impact the costs to be recovered through Cleco Power’s FAC; therefore, Cleco Power has implemented a natural gas hedging program to mitigate this uncertainty. The program includes transacting in financially settled swaps, physical fixed price supply agreements, and options contracts. Cleco Power executes this program within a risk management framework inclusive of risk management policies, procedures, and guidelines, set forth by its Board of Managers and management. Cleco Power may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO locational marginal price nodes when serving customer load. Cleco Power is awarded and/or purchases FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q
Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.
During the six months ended June 30, 2024, Cleco Cajun and Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards, financially settled swap transactions, and options contracts. After the closing of the Cleco Cajun Divestiture, all natural gas derivative contracts related to Cleco Cajun were liquidated during June 2024. Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the minimum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR. VaR is calculated using a combination of implied and historical volatilities within a 5-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED JUNE 30, 2024			FOR THE SIX MONTHS ENDED JUNE 30, 2024
(THOUSANDS)	AT JUNE 30, 2024	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$4,494	$13,864	$4,491	$9,411	$13,864	$4,491	$9,789
Cleco Power	$4,494	$9,066	$2,576	$5,937	$9,066	$2,576	$5,017

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 6 — Fair Value Accounting Instruments” and “Note 7 —Derivative Instruments.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of June 30, 2024. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and
that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

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

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

ITEM 6. EXHIBITS

CLECO
10.1
Credit Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to exhibit 10.1 to Cleco’s Current Report on Form 8-K filed May 21, 2024)

10.2
Term Loan Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to exhibit 10.2 to Cleco’s Current Report on Form 8-K filed May 21, 2024)

10.3
Credit Agreement, dated as of May 17, 2024, by and among Cleco Corporate Holdings LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to exhibit 10.1 to Cleco’s Current Report on Form 8-K filed May 21, 2024)

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

CLECO POWER
10.1
Credit Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to exhibit 10.1 to Cleco’s Current Report on Form 8-K filed May 21, 2024)

10.2
Term Loan Agreement, dated as of May 17, 2024, by and among Cleco Power LLC, the lenders party thereto and Regions Bank, as administrative agent (incorporated by reference to exhibit 10.2 to Cleco’s Current Report on Form 8-K filed May 21, 2024)

31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2024 2ND QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: August 12, 2024