Form 10-Q
period 2024-09-30
Cleco Corporate Holdings LLC; CLECO POWER LLC
filed 2024-11-06
CIK 1089819, 18672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
Or
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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

GLOSSARY OF TERMS
Abbreviations or acronyms used in this filing, including all items in Parts I and II, are defined below.

ABBREVIATION OR ACRONYM	DEFINITION
2016 Merger	Merger of Merger Sub with and into Cleco Corporation pursuant to the terms of the Merger Agreement, which was completed on April 13, 2016
2016 Merger Commitments	Cleco Partners’, Cleco Group’s, Cleco Holdings’, and Cleco Power’s 77 commitments to the LPSC as defined in Docket No. U-33434
401(k) Plan	Cleco Power 401(k) Savings and Investment Plan
ABR	Alternate Base Rate which is the greater of the prime rate, the federal funds effective rate plus 0.50%, or SOFR plus 1.0%
Acadia	Acadia Power Partners, LLC, previously a wholly owned subsidiary of Midstream. Acadia Power Partners, LLC was dissolved effective August 29, 2014
Acadia Unit 1	Cleco Power’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana
Acadia Unit 2	Entergy Louisiana’s 580-MW, natural gas-fired, combined cycle power plant located at the Acadia Power Station in Eunice, Louisiana, which is operated by Cleco Power
ADIT	Accumulated Deferred Income Tax
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended Lignite Mining Agreement	Amended and restated lignite mining agreement effective December 29, 2009
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
CCR	Coal combustion by-products or residual
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CIP	Critical Infrastructure Protection
Cleco	Cleco Holdings and its subsidiaries
Cleco Cajun	Cleco Cajun LLC, a wholly owned subsidiary of Cleco Holdings, and its subsidiaries
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

EAC	Environmental Adjustment Clause
EBITDA	Earnings before interest, income taxes, depreciation, and amortization
Entergy Gulf States	Entergy Gulf States Louisiana, LLC

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

ABBREVIATION OR ACRONYM	DEFINITION
Entergy Louisiana	Entergy Louisiana, LLC
EPA	U.S. Environmental Protection Agency
ESG	Environmental, Social, and Governance
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FEED	Front End Engineering Design
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, a credit rating agency
FTR	Financial Transmission Right
FRP	Formula Rate Plan
GAAP	Generally Accepted Accounting Principles in the U.S.
GHG	Greenhouse gas
IRA of 2022	Federal tax legislation commonly referred to as the Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
Madison Unit 3	A 641-MW petroleum coke/coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of October 17, 2014, by and among Cleco Partners, Merger Sub, and Cleco Corporation relating to the 2016 Merger
Merger Sub
Cleco MergerSub Inc., previously an indirect wholly owned subsidiary of Cleco Partners that was merged with and into Cleco Corporation, with Cleco Corporation surviving the 2016 Merger, and Cleco Corporation converting to a limited liability company and changing its name to Cleco Holdings

Midstream	Cleco Midstream Resources LLC, a wholly owned subsidiary of Cleco Holdings
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, a credit rating agency
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NERC	North American Electric Reliability Corporation
Not Meaningful	A percentage comparison of these items is not statistically meaningful because the percentage difference is greater than 1,000%
NRG Energy	NRG Energy, Inc.
Other Benefits	Includes medical, dental, vision, and life insurance for Cleco’s retirees
Oxbow	Oxbow Lignite Company, LLC, 50% owned by Cleco Power and 50% owned by SWEPCO
Perryville	Perryville Energy Partners, L.L.C., a wholly owned subsidiary of Cleco Holdings. Perryville Energy Partners, L.L.C. was dissolved effective September 8, 2021
Project Diamond Vault	Cleco Power’s proposed project to reduce up to 95% of carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies
Registrant(s)	Cleco Holdings and/or Cleco Power
Rodemacher Unit 2	A 523-MW coal-fired, steam generating unit at Cleco Power’s plant site in Boyce, Louisiana. Cleco Power has a 30% ownership interest in the capacity of Rodemacher Unit 2
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	S&P Global Ratings, a division of S&P Global Inc, a credit rating agency
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York
South Central Generating	South Central Generating LLC, formerly NRG South Central Generating LLC, a wholly owned subsidiary of Cleco Cajun
St. Mary Clean Energy Center	A 47-MW waste-heat steam generating unit located in Franklin, Louisiana
Storm Recovery Property	Storm Recovery Property as defined in the financing order issued by the LPSC in April 2022, which includes the right to impose, bill, charge, collect, and receive unamortized storm recovery costs from Cleco Power’s retail customers
Support Group	Cleco Support Group LLC, a wholly owned subsidiary of Cleco Holdings
SWEPCO	Southwestern Electric Power Company, an electric utility subsidiary of American Electric Power Company, Inc.
TCJA	Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
Teche Unit 3	A 359-MW natural gas-fired, steam generating unit at Cleco Power’s plant site in Baldwin, Louisiana. Teche Unit 3 was retired on June 1, 2024

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, future capital expenditures; business strategies; goals, plans, and objectives; competitive strengths; market developments; development and operation of facilities; growth in sales volume; meeting capacity requirements; expansion of service to existing customers and service to new customers; future environmental regulations and remediation liabilities; electric customer credits; and the anticipated outcome of various regulatory and legal proceedings. Although the Registrants believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are based on numerous assumptions (some of which may prove to be incorrect) and are subject to risks and uncertainties that could cause the actual results to differ materially from the Registrants’ expectations. In addition to any assumptions and other factors referred to specifically in connection with these forward-looking statements in this Quarterly Report on Form 10-Q, the following list identifies some of the factors that could cause the Registrants’ actual results to differ materially from those contemplated in any of the Registrants’ forward-looking statements:

•resolution of future rate cases, formula rate proceedings, and any negotiations, litigation, or delays in cost recovery related to these proceedings,
•changes in environmental laws, regulations, decisions and policies, including present and potential environmental remediation costs, restrictions on GHG emissions, possible effects on Cleco’s generation resources, or prohibitions or restrictions on new or existing services, and Cleco’s compliance with these matters,
•state and federal regulatory decisions or related judicial decisions disallowing or delaying recovery of capital investments, operating costs, commodity costs, and the ordering of refunds to customers and discretion over allowed return on investment,
•the loss of regulatory accounting treatment, which could result in the write-off of regulatory assets and the loss of regulatory deferral and recovery mechanisms,
•economic, regulatory, or workforce impacts related to pandemics, epidemics, or other outbreaks,
•economic impacts related to conflicts and hostilities, including the current armed conflicts in Ukraine and the Middle East,
•the possibility of stranded costs with respect to assets that may be retired as a result of new climate legislation or regulations, technological advances, a shift in demand, or legal action, and Cleco Power’s ability to recover stranded costs associated with these events,
•changes in climate and weather conditions, including natural disasters such as wind and ice storms, hurricanes, floods, droughts, and wildfires, and Cleco Power’s ability to recover restoration and stranded costs associated with these events,
•increased late or uncollectible customer payments due to costs related to volatile fuel prices, severe weather cost recoveries, or the costs of other events that are passed through to Cleco Power’s customers,
•economic conditions in Cleco’s service areas, including inflation and the economy’s effects on customer demand for and payment of utility services,
•mechanical breakdowns or other incidents that could impair assets and disrupt operations of any of Cleco’s generation facilities, transmission and distribution systems, or other operations and may require Cleco to purchase replacement power or incur costs to repair the facilities,
•growth or decline of Cleco’s customer base, or decline in existing services, including the loss of key suppliers for fuel, materials, or services, or other disruptions to the supply chain,
•wholesale and retail competition, including alternative energy sources, growth in customer-owned power resource technologies that displace utility-supplied energy or that may be sold back to the utility, and alternative energy suppliers and delivery arrangements,
•blackouts or disruptions of interconnected transmission systems (the regional power grid),
•terrorist attacks, cyberattacks, or other malicious acts that may damage or disrupt operating or information technology systems, including emerging artificial intelligence technologies that may be used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities, and increase the difficulty in detecting threats,
•changes in technology costs that impede Cleco’s ability to effectively implement new information systems or to operate and maintain current production technology,
•changes in Cleco’s strategic business plans and/or key initiatives, which could be affected by any of the factors discussed herein,
•the impact of Cleco’s credit ratings, changes in interest rates, other capital market conditions, and global market conditions on financing through the issuance of debt and/or equity securities,
•the ability of Cleco to raise capital or secure funding, such as debt financing, private equity investment, tax credits, U.S. Department of Energy grants or loans, or partnerships, to execute its renewables and electrification initiatives,
•changes to federal income tax laws, regulations, and interpretive guidance, including the IRA of 2022,
•failure to meet expectations and report progress on ESG initiatives and GHG targets, as well as the increased focus on and activism related to ESG, which could limit Cleco’s access to capital and/or financing,
•declining energy demand related to customer energy efficiency, conservation measures, technological advancements, increased distributed generation, or changes in customers’ operating or business models,
•industry and geographic concentrations of Cleco’s counterparties, suppliers, and customers,
•volatility or illiquidity in wholesale energy markets,

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
•default or nonperformance on the part of any parties from whom Cleco purchases and/or sells capacity, energy, or fuel, or with whom Cleco enters into derivative contracts,
•Cleco Holdings’ and Cleco Power’s ability to remain in compliance with their respective debt covenants,
•the outcome of legal and regulatory proceedings, other contingencies, and settlements,
•changes in actuarial assumptions, interest rates, and the actual return on plan assets for Cleco’s pension and other postretirement benefit plans,
•insufficient insurance coverage, more restrictive coverage terms, increasing insurance costs, and Cleco’s ability to obtain insurance,
•Cleco’s ability to remain in compliance with the commitments made to the LPSC in connection with the 2016 Merger,
•Cleco Holdings’ dependence on the earnings, dividends, or distributions from its subsidiaries to meet its debt obligations, and
•workforce factors, changes in key members of management, availability of workers in a variety of skill areas, and Cleco’s ability to attract, recruit, and retain qualified employees.

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$312,397	$361,838
Other operations	28,784	31,984
Gross operating revenue	341,181	393,822
Electric customer credits	(1,046)	24
Operating revenue, net	340,135	393,846
Operating expenses
Fuel used for electric generation	69,792	125,372
Purchased power	28,083	44,803
Other operations and maintenance	60,365	62,985
Depreciation and amortization	50,293	50,055
Taxes other than income taxes	15,633	16,746
Total operating expenses	224,166	299,961
Operating income	115,969	93,885
Interest income	6,366	1,283
Allowance for equity funds used during construction	977	1,617
Other income (expense), net	1,331	(2,404)
Interest charges
Interest charges, net	37,941	42,212
Allowance for borrowed funds used during construction	(505)	(178)
Total interest charges	37,436	42,034
Income from continuing operations before income taxes	87,207	52,347
Federal and state income tax benefit	(6,643)	(246,494)
Income from continuing operations, net of income taxes	93,850	298,841
Income (loss) from discontinued operations, net of income taxes	742	(142,729)
Net income	$94,592	$156,112
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Net income	$94,592	$156,112
Other comprehensive loss, net of income tax
Postretirement benefits loss (net of tax benefit of $111 in 2024 and $156 in 2023)	(300)	(422)
Total other comprehensive loss, net of income tax	(300)	(422)
Comprehensive income, net of tax	$94,292	$155,690
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$793,038	$916,554
Other operations	79,565	84,030
Gross operating revenue	872,603	1,000,584
Electric customer credits	(3,441)	(1,362)
Operating revenue, net	869,162	999,222
Operating expenses
Fuel used for electric generation	187,891	389,216
Purchased power	93,958	126,086
Other operations and maintenance	182,343	181,260
Depreciation and amortization	195,160	148,612
Taxes other than income taxes	45,949	48,782
Total operating expenses	705,301	893,956
Operating income	163,861	105,266
Interest income	10,427	3,223
Allowance for equity funds used during construction	1,758	4,423
Equity income from investees, before tax	672	—
Other expense, net	(9,290)	(2,656)
Interest charges
Interest charges, net	122,019	123,533
Allowance for borrowed funds used during construction	(2,899)	(1,244)
Total interest charges	119,120	122,289
Income (loss) from continuing operations before income taxes	48,308	(12,033)
Federal and state income tax benefit	(4,928)	(121,160)
Income from continuing operations, net of income taxes	53,236	109,127
Income (loss) from discontinued operations, net of income taxes	45,415	(9,707)
Net income	$98,651	$99,420
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Net income	$98,651	$99,420
Other comprehensive loss, net of tax
Postretirement benefits loss (net of tax benefit of $273 in 2024 and $466 in 2023)	(743)	(1,267)
Total other comprehensive loss, net of tax	(743)	(1,267)
Comprehensive income, net of tax	$97,908	$98,153
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Assets
Current assets
Cash and cash equivalents	$248,912	$122,576
Restricted cash and cash equivalents	7,537	15,818
Customer accounts receivable (less allowance for credit losses of $1,132 in 2024 and $3,012 in 2023)	55,337	48,949
Accounts receivable - affiliate	34,543	24,216
Other accounts receivable	37,616	30,518
Taxes receivable	3,738	—
Unbilled revenue	48,193	42,856
Fuel inventory, at average cost	87,768	68,387
Materials and supplies, at average cost	156,436	141,688
Energy risk management assets	10,578	8,129
Accumulated deferred fuel	4,974	11,627
Cash surrender value of company-/trust-owned life insurance policies	63,015	56,922
Prepayments	22,820	24,269
Regulatory assets	289,463	34,280
Assets held for sale - discontinued operations	—	159,514
Other current assets	10,859	918
Total current assets	1,081,789	790,667
Property, plant, and equipment
Property, plant, and equipment	4,929,018	4,838,994
Accumulated depreciation	(1,008,411)	(924,624)
Net property, plant, and equipment	3,920,607	3,914,370
Construction work in progress	126,709	119,572
Total property, plant, and equipment, net	4,047,316	4,033,942
Goodwill	1,490,797	1,490,797
Operating lease right of use assets	18,430	20,070
Restricted cash and cash equivalents	118,134	113,573
Note receivable	10,659	11,990
Regulatory assets - deferred taxes, net	64,897	43,866
Regulatory assets	312,525	615,495
Intangible asset - securitization	388,135	398,658
Intangible assets - other	7,938	10,633
Assets held for sale - discontinued operations	—	546,218
Receivable - Cleco Cajun Divestiture	95,736	—
Other deferred charges	18,252	24,484
Total assets	$7,654,608	$8,100,393
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Liabilities and member’s equity
Liabilities
Current liabilities
Short-term debt	$—	$110,000
Long-term debt and finance leases due within one year	240,892	256,811
Accounts payable	121,631	119,801
Accounts payable - affiliate	20,006	10,683
Customer deposits	57,730	56,982
Provision for rate refund	22,358	60,768
Taxes payable	84,317	19,963
Interest accrued	39,790	22,209
Energy risk management liabilities	369	15,786
Regulatory liabilities	7,733	21,939
Deferred compensation	16,585	14,277
Post retirement benefit obligations	22,422	35,520
Liabilities held for sale - discontinued operations	—	39,019
Other current liabilities	30,808	24,378
Total current liabilities	664,641	808,136
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	806,270	801,397
Postretirement benefit obligations	182,301	196,321
Regulatory liabilities	2,250	—
Storm reserves	81,227	111,509
Asset retirement obligations	10,885	13,723
Operating lease liabilities	15,613	17,276
Provision for rate refund	19,897	—
Customer advances for construction	31,087	26,815
Credit deposits	14,750	7,000
Liabilities held for sale - discontinued operations	—	75,933
Other deferred credits	30,045	27,186
Total long-term liabilities and deferred credits	1,194,325	1,277,160
Long-term debt and finance leases, net	2,907,066	3,141,924
Total liabilities	4,766,032	5,227,220
Commitments and contingencies (Note 14)
Member’s equity	2,888,576	2,873,173
Total liabilities and member’s equity	$7,654,608	$8,100,393
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024		2023
Operating activities
Net income	$98,651		$99,420
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	207,819		181,672
Provision for credit losses	911		3,243
Electric customer credits	1,300		—
Unearned compensation expense	5,875		6,676
Allowance for equity funds used during construction	(1,758)		(4,423)
Loss on energy risk management assets and liabilities, net	5,276		76,748
Loss on discontinued operations	43,715		154,000
Deferred lease revenue	—		(2,301)
Deferred income taxes	(25,967)		(51,894)
Cash surrender value of company-/trust-owned life insurance	(3,908)		690
Derecognition of previously deferred Project Diamond Vault costs	10,336		—
Changes in assets and liabilities
Accounts receivable	1,612		1,045
Accounts receivable, affiliate	(9,457)		(7,693)
Unbilled revenue	(5,337)		2,398
Fuel inventory and materials and supplies	(58,006)		(86,598)
Prepayments	(4,159)		(12,805)
Accounts payable	(30,560)		(40,162)
Accounts payable - affiliate	9,323		7,834
Customer deposits	5,768		3,607
Postretirement benefit obligations	(28,133)		(1,607)
Regulatory assets and liabilities, net	5,432		4,677
Asset retirement obligation	(3,107)		(6,115)
Deferred fuel recoveries	(4,008)		34,801
Other deferred accounts	(10,824)		516
Taxes accrued	60,424		(45,700)
Interest accrued	17,580		14,666
Energy risk management assets and liabilities, net	(10,978)		(6,500)
Other operating	(12,684)		(5,022)
Net cash provided by operating activities	265,136		321,173
Investing activities
Additions to property, plant, and equipment	(172,513)		(165,750)
Proceeds from sale of discontinued operations (net of transaction fees of $10.8 million)	463,769		—
Other investing	2,035		2,068
Net cash provided by (used in) investing activities	293,291		(163,682)
Financing activities
Draws on revolving credit facilities	22,000		107,000
Payments on revolving credit facilities	(132,000)		(111,000)
Issuances of long-term debt	16,599		—
Repayment of long-term debt	(262,798)		(9,574)
Distributions to member	(82,505)		(30,000)
Other financing	(1,207)		(1,116)
Net cash used in financing activities	(439,911)		(44,690)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	118,516		112,801
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	256,067	(1)	191,572
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$374,583	(2)	$304,373
(1) Includes cash and cash equivalents of $122,576, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,573. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $4,100.
(2) Includes cash and cash equivalents of $248,912, current restricted cash and cash equivalents of $7,537, and non-current restricted cash and cash equivalents of $118,134. Also includes cash, cash equivalents, and restricted cash equivalents in assets held for sale of $0.

The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Supplementary cash flow information
Interest paid, net of amount capitalized	$100,393	$109,997
Income taxes paid, net	$8,338	$2,162
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$4,488	$3,506

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30, 2024				FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,454,276	$408,068	$(5,555)	$2,856,789	$2,454,276	$424,009	$(5,112)	$2,873,173
Net income	—	94,592	—	94,592	—	98,651	—	98,651
Distributions to member	—	(62,505)	—	(62,505)	—	(82,505)	—	(82,505)
Other comprehensive loss, net of tax	—	—	(300)	(300)	—	—	(743)	(743)
Balances, end of period	$2,454,276	$440,155	$(5,855)	$2,888,576	$2,454,276	$440,155	$(5,855)	$2,888,576

	FOR THE THREE MONTHS ENDED SEPT. 30, 2023				FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	RETAINED EARNINGS	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,454,276	$436,040	$(786)	$2,889,530	$2,454,276	$492,732	$59	$2,947,067
Net income	—	156,112	—	156,112	—	99,420	—	99,420
Distributions to member	—	(30,000)	—	(30,000)	—	(30,000)	—	(30,000)
Other comprehensive loss, net of tax	—	—	(422)	(422)	—	—	(1,267)	(1,267)
Balances, end of period	$2,454,276	$562,152	$(1,208)	$3,015,220	$2,454,276	$562,152	$(1,208)	$3,015,220
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$312,583	$364,161
Other operations	24,433	31,984
Affiliate revenue	1,397	1,645
Gross operating revenue	338,413	397,790
Electric customer credits	(1,046)	24
Operating revenue, net	337,367	397,814
Operating expenses
Fuel used for electric generation	69,792	117,175
Purchased power	28,083	44,803
Other operations and maintenance	60,387	59,452
Depreciation and amortization	48,213	48,012
Taxes other than income taxes	14,590	15,818
Total operating expenses	221,065	285,260
Operating income	116,302	112,554
Interest income	1,065	1,215
Allowance for equity funds used during construction	977	1,617
Other expense, net	(262)	(103)
Interest charges
Interest charges, net	25,519	25,099
Allowance for borrowed funds used during construction	(505)	(178)
Total interest charges	25,014	24,921
Income before income taxes	93,068	90,362
Federal and state income tax expense (benefit)	9,396	(552)
Net income	$83,672	$90,914
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Net income	$83,672	$90,914
Other comprehensive income, net of income tax
Postretirement benefits gain (net of tax expense of $71 in 2024 and $35 in 2023)	192	97
Amortization of interest rate derivatives to earnings (net of tax expense of $23 in 2024 and 2023)	63	62
Total other comprehensive income, net of income tax	255	159
Comprehensive income, net of tax	$83,927	$91,073
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Operating revenue
Electric operations	$795,733	$923,685
Other operations	74,032	84,028
Affiliate revenue	11,788	4,967
Gross operating revenue	881,553	1,012,680
Electric customer credits	(3,441)	(1,362)
Operating revenue, net	878,112	1,011,318
Operating expenses
Fuel used for electric generation	181,372	298,586
Purchased power	93,958	126,086
Other operations and maintenance	176,817	170,827
Depreciation and amortization	188,970	142,467
Taxes other than income taxes	43,711	46,155
Total operating expenses	684,828	784,121
Operating income	193,284	227,197
Interest income	3,257	2,979
Allowance for equity funds used during construction	1,758	4,423
Equity income from investee before income tax	672	—
Other (expense) income, net	(11,039)	198
Interest charges
Interest charges, net	76,513	74,686
Allowance for borrowed funds used during construction	(2,899)	(1,244)
Total interest charges	73,614	73,442
Income before income taxes	114,318	161,355
Federal and state income tax expense	10,508	4,185
Net income	$103,810	$157,170
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Net income	$103,810	$157,170
Other comprehensive income, net of tax
Postretirement benefits gain (net of tax expense of $200 in 2024 and $106 in 2023)	543	289
Amortization of interest rate derivatives to earnings (net of tax expense of $69 in 2024 and 2023)	189	188
Total other comprehensive income, net of tax	732	477
Comprehensive income, net of tax	$104,542	$157,647
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Assets
Utility plant and equipment
Property, plant, and equipment	$6,050,720	$5,969,355
Accumulated depreciation	(2,308,401)	(2,244,217)
Net property, plant, and equipment	3,742,319	3,725,138
Construction work in progress	125,132	118,249
Total utility plant and equipment, net	3,867,451	3,843,387
Current assets
Cash and cash equivalents	49,587	49,211
Restricted cash and cash equivalents	7,537	15,818
Customer accounts receivable (less allowance for credit losses of $1,132 in 2024 and $3,012 in 2023)	55,337	48,949
Accounts receivable - affiliate	3,991	4,543
Other accounts receivable	34,194	27,768
Unbilled revenue	48,193	42,856
Fuel inventory, at average cost	87,768	68,387
Materials and supplies, at average cost	156,436	141,688
Energy risk management assets	10,578	3,087
Accumulated deferred fuel	4,974	11,627
Cash surrender value of company-owned life insurance policies	10,039	9,792
Prepayments	18,883	17,375
Regulatory assets	281,727	26,545
Other current assets	6,497	918
Total current assets	775,741	468,564
Operating lease right of use assets	18,430	20,070
Restricted cash and cash equivalents	118,110	113,549
Note receivable	10,659	11,990
Regulatory assets - deferred taxes, net	64,897	43,866
Regulatory assets	210,203	505,623
Intangible asset - securitization	388,135	398,658
Other deferred charges	17,323	23,835
Total assets	$5,470,949	$5,429,542
The accompanying notes are an integral part of the condensed consolidated financial statements.

(Continued on next page)

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Balance Sheets (Unaudited)
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Liabilities and member’s equity
Member’s equity	$2,097,779	$2,063,237
Long-term debt and finance leases, net	1,632,148	1,697,152
Total capitalization	3,729,927	3,760,389
Current liabilities
Long-term debt and finance leases due within one year	240,892	190,314
Accounts payable	109,931	95,565
Accounts payable - affiliate	29,616	13,200
Customer deposits	57,730	56,982
Provision for rate refund	22,358	60,768
Taxes payable	48,355	23,709
Interest accrued	23,744	11,752
Energy risk management liabilities	369	15,112
Regulatory liabilities	7,733	21,939
Post retirement benefit obligations	17,687	30,777
Other current liabilities	19,677	14,617
Total current liabilities	578,092	534,735
Commitments and contingencies (Note 14)
Long-term liabilities and deferred credits
Accumulated deferred federal and state income taxes, net	844,484	806,560
Postretirement benefit obligations	119,277	132,321
Regulatory liabilities	2,250	—
Storm reserves	81,227	111,509
Asset retirement obligations	10,885	13,598
Operating lease liabilities	15,613	17,276
Provision for rate refund	19,897	—
Customer advances for construction	31,087	26,815
Credit deposits	14,750	7,000
Other deferred credits	23,460	19,339
Total long-term liabilities and deferred credits	1,162,930	1,134,418
Total liabilities and member’s equity	$5,470,949	$5,429,542
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Cash Flows (Unaudited)
	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024		2023
Operating activities
Net income	$103,810		$157,170
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	193,188		146,703
Provision for credit losses	911		3,243
Electric customer credits	1,300		—
Unearned compensation expense	1,236		1,059
Allowance for equity funds used during construction	(1,758)		(4,423)
Deferred income taxes	6,194		(3,117)
Derecognition of previously deferred Project Diamond Vault costs	10,336		—
Changes in assets and liabilities
Accounts receivable	(17,405)		396
Accounts receivable - affiliate	1,943		3,056
Unbilled revenue	(5,337)		2,398
Fuel inventory and materials and supplies	(34,127)		(24,115)
Accounts payable	(20,575)		(27,286)
Accounts payable - affiliate	15,995		9,076
Customer deposits	5,768		3,607
Postretirement benefit obligations	(26,783)		(1,080)
Regulatory assets and liabilities, net	3,941		3,187
Asset retirement obligation	(3,103)		(5,923)
Deferred fuel recoveries	(4,008)		34,801
Other deferred accounts	(5,128)		6,291
Taxes accrued	23,473		33,824
Interest accrued	11,992		7,636
Energy risk management assets and liabilities, net	(10,978)		—
Other operating	(2,030)		(4,570)
Net cash provided by operating activities	248,855		341,933
Investing activities
Additions to property, plant, and equipment	(168,528)		(159,947)
Other investing	2,035		1,971
Net cash used in investing activities	(166,493)		(157,976)
Financing activities
Draws on revolving credit facility	—		25,000
Payments on revolving credit facility	—		(70,000)
Issuances of long-term debt	16,599		—
Repayment of long-term debt	(31,098)		(9,574)
Payment of financing costs	—		—
Distributions to member	(70,000)		(50,000)
Other financing	(1,207)		(715)
Net cash used in financing activities	(85,706)		(105,289)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(3,344)		78,668
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	178,578	(1)	147,644
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$175,234	(2)	$226,312

Supplementary cash flow information
Interest paid, net of amount capitalized	$60,611		$63,204
Supplementary non-cash investing and financing activities
Accrued additions to property, plant, and equipment	$4,486		$2,825
(1) Includes cash and cash equivalents of $49,211, current restricted cash and cash equivalents of $15,818, and non-current restricted cash and cash equivalents of $113,549.
(2) Includes cash and cash equivalents of $49,587, current restricted cash and cash equivalents of $7,537, and non-current restricted cash and cash equivalents of $118,110.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

CLECO POWER

Condensed Consolidated Statements of Changes in Member’s Equity (Unaudited)
	FOR THE THREE MONTHS ENDED SEPT. 30, 2024			FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,053,726	$(9,874)	$2,043,852	$2,073,588	$(10,351)	$2,063,237
Net income	83,672	—	83,672	103,810	—	103,810
Distributions to member	(30,000)	—	(30,000)	(70,000)	—	(70,000)
Other comprehensive income, net of tax	—	255	255	—	732	732
Balances, end of period	$2,107,398	$(9,619)	$2,097,779	$2,107,398	$(9,619)	$2,097,779

	FOR THE THREE MONTHS ENDED SEPT. 30, 2023			FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY	MEMBERSHIP INTEREST	AOCI	TOTAL MEMBERS EQUITY
Balances, beginning of period	$2,072,533	$(8,047)	$2,064,486	$2,031,277	$(8,365)	$2,022,912
Net income	90,914	—	90,914	157,170	—	157,170
Distributions to member	(25,000)	—	(25,000)	(50,000)	—	(50,000)
Other comprehensive income, net of tax	—	159	159	—	477	477
Balances, end of period	$2,138,447	$(7,888)	$2,130,559	$2,138,447	$(7,888)	$2,130,559
The accompanying notes are an integral part of the condensed consolidated financial statements.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

Index to Applicable Notes to the Unaudited Condensed Consolidated Financial Statements of Registrants

Note 1	Summary of Significant Accounting Policies	Cleco and Cleco Power
Note 2	Recent Authoritative Guidance	Cleco and Cleco Power
Note 3	Discontinued Operations	Cleco
Note 4	Revenue Recognition	Cleco and Cleco Power
Note 5	Regulatory Assets and Liabilities	Cleco and Cleco Power
Note 6	Fair Value Accounting Instruments	Cleco and Cleco Power
Note 7	Derivative Instruments	Cleco and Cleco Power
Note 8	Debt	Cleco and Cleco Power
Note 9	Pension Plan and Employee Benefits	Cleco and Cleco Power
Note 10	Income Taxes	Cleco and Cleco Power
Note 11	Segment Disclosures	Cleco
Note 12	Regulation and Rates	Cleco and Cleco Power
Note 13	Variable Interest Entities	Cleco and Cleco Power
Note 14	Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees	Cleco and Cleco Power
Note 15	Affiliate Transactions	Cleco and Cleco Power
Note 16	Intangible Assets	Cleco and Cleco Power
Note 17	Accumulated Other Comprehensive Loss	Cleco and Cleco Power
Note 18	Storm Restoration	Cleco and Cleco Power
Note 19	Property, Plant, and Equipment	Cleco and Cleco Power
Note 20	Subsequent Event	Cleco and Cleco Power

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Discontinued Operations
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met, and the sale represents a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group have been presented as discontinued operations since March 31, 2023. On June 1, 2024, the Cleco Cajun Divestiture closed. For more information, see Note 3 — “Discontinued Operations.”

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
Cleco’s and Cleco Power’s restricted cash and cash equivalents consisted of the following:

Cleco
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Current
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	$7,537	$15,818
Total current	7,537	15,818
Non-current
Diversified Lands’ mitigation escrow	24	24
Cleco Power’s future storm restoration costs	118,110	113,549
Total non-current	118,134	113,573
Total restricted cash and cash equivalents	$125,671	$129,391

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Current
Cleco Securitization I’s operating expenses and storm recovery bond issuance costs and debt service	$7,537	$15,818
Total current	7,537	15,818
Non-current
Future storm restoration costs	118,110	113,549
Total non-current	118,110	113,549
Total restricted cash and cash equivalents	$125,647	$129,367
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
Cleco’s credit losses at September 30, 2024, were within range of its historical credit loss analysis.
The tables below present the changes in the allowance for credit losses by receivable for Cleco and Cleco Power:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2024			FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,368	$1,638	$3,006	$3,012	$1,638	$4,650
Current period provision	401	—	401	911	—	911
Charge-offs	(854)	—	(854)	(3,614)	—	(3,614)
Recovery	217	—	217	823	—	823
Balances, Sept. 30, 2024	$1,132	$1,638	$2,770	$1,132	$1,638	$2,770

	FOR THE THREE MONTHS ENDED SEPT. 30, 2023			FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	ACCOUNTS RECEIVABLE	OTHER	TOTAL	ACCOUNTS RECEIVABLE	OTHER	TOTAL
Balances, beginning of period	$1,252	$1,638	$2,890	$1,147	$1,638	$2,785
Current period provision	1,106	—	1,106	3,252	—	3,252
Charge-offs	(325)	—	(325)	(3,071)	—	(3,071)
Recovery	215	—	215	920	—	920
Balances, Sept. 30, 2023	$2,248	$1,638	$3,886	$2,248	$1,638	$3,886

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2024	FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,368	$3,012
Current period provision	401	911
Charge-offs	(854)	(3,614)
Recovery	217	823
Balances, Sept. 30, 2024	$1,132	$1,132

	FOR THE THREE MONTHS ENDED SEPT. 30, 2023	FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	ACCOUNTS RECEIVABLE
Balances, beginning of period	$1,252	$1,147
Current period provision	1,106	3,252
Charge-offs	(325)	(3,071)
Recovery	215	920
Balances, Sept. 30, 2023	$2,248	$2,248

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

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

Note 3 — Discontinued Operations
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met, and the sale represents a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group have been presented as discontinued operations since March 31, 2023. Certain expenses incurred by the Cleco Cajun Sale Group as a result of common services provided by Support Group are reflected in Cleco’s results of continuing operations due to the expected ongoing nature of those expenses. In addition, revenue recognized by Cleco Power from transmission services provided to the Cleco Cajun Sale Group is no longer eliminated upon consolidation of Cleco’s financial statements and is reflected in Cleco’s results of continuing operations due to the ongoing nature of these services.
On June 1, 2024, the Cleco Cajun Sellers completed the sale of the Cleco Cajun Sale Group. Upon closing, the Cleco Cajun Sellers received $474.5 million, net of adjustments as set forth in the Cleco Cajun Divestiture Purchase and Sale Agreement and adjustments based on net working capital. Also, in conjunction with the closing of the Cleco Cajun Divestiture, the Cleco Cajun Sellers paid $10.8 million to professional service firms that were engaged to facilitate the transaction. Cleco expects to receive an additional $113.0 million 24 months after closing, which is not contingent upon the post-divestiture performance of the divested business. This receivable is discounted to its net present value and recorded in Receivable - Cleco Cajun Divestiture on Cleco’s Condensed Consolidated Balance Sheet. In connection with the sale, Cleco entered into an other services agreement and a transition services agreement to provide certain services to the Cleco Cajun Purchasers for up to twelve months.
In February 2019 in connection with the approval of the Cleco Cajun Acquisition, Cleco made commitments to the LPSC that included the repayment of $400.0 million of Cleco Holdings’ debt by December 31, 2024. On April 26, 2024, the remaining $66.7 million of that debt was paid and this LPSC commitment was satisfied. Interest expense on that debt is included in discontinued operations.
Cleco determined that the estimated fair value less the estimated cost to sell the Cleco Cajun Sale Group was less than the carrying value of the Cleco Cajun Sale Group. As a result, the Cleco Cajun Sale Group had an impairment of $173.0 million at December 31, 2023. During the three months ended March 31, 2024, an additional impairment charge of $17.0 million was recorded. On June 1, 2024, the Cleco Cajun Divestiture closed, and an incremental $27.1 million loss on the sale of the Cleco Cajun Sale Group was recorded. This resulted in a cumulative loss related to the Cleco Cajun Divestiture of $217.1 million. The incremental loss on the sale of the Cleco Cajun Sale Group recognized during the three months ended June 30, 2024, was the difference between the fair value of the proceeds received and the derecognized net assets of the Cleco Cajun Sale Group on the closing date. During the three months ended September 30, 2024, the working capital adjustments related to the Cleco Cajun Divestiture were finalized and resulted in a $0.4 million decrease to the loss on the Cleco Cajun Divestiture that was previously recorded.
The following table presents the amounts that have been reclassified from continuing operations and included in discontinued operations within Cleco’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024, and 2023:

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Operating revenue, net
Electric operations	$—	$153,025	$207,555	$385,249
Other operations	—	34,231	50,992	95,413
Operating revenue, net	—	187,256	258,547	480,662
Operating expenses
Fuel used for electric generation	5	41,339	21,061	70,053
Purchased power	52	67,297	93,087	175,884
Other operations and maintenance	33	28,611	37,623	75,926
Depreciation and amortization	65	433	4,336	15,448
Total operating expenses	155	137,680	156,107	337,311
Operating (loss) income	(155)	49,576	102,440	143,351
Other (expense) income, net	—	(7)	239	125
Interest, net	643	(1,835)	1,225	(5,545)
Gain (loss) - Cleco Cajun Divestiture(1)	360	(38,000)	(43,715)	(154,000)
Income (loss) from discontinued operations before income taxes	848	9,734	60,189	(16,069)
Federal and state income tax expense (benefit)	106	152,463	14,774	(6,362)
Income (loss) from discontinued operations, net of income taxes	$742	$(142,729)	$45,415	$(9,707)
(1) This represents the loss on the classification as held for sale until the closing of the Cleco Cajun Divestiture. After the closing of the Cleco Cajun Divestiture, this represents the gain (loss) on the sale of the Cleco Cajun Sale Group.

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
Cleco has elected to present cash flows of discontinued operations combined with cash flows of continuing operations. The following table presents the cash flows from discontinued operations related to the Cleco Cajun Sale Group for the nine months ended September 30, 2024, and 2023:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Net cash provided by operating activities - discontinued operations	$1,828	$5,425
Net cash used in investing activities - discontinued operations	$(5,928)	$(5,401)

Note 4 — Revenue Recognition

Disaggregated Revenue
Operating revenue, net for the three and nine months ended September 30, 2024, and 2023 was as follows:

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

	FOR THE THREE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$157,033		$—		$—	$157,033
Commercial(1)	88,564		—		—	88,564
Industrial(1)	47,731		—		—	47,731
Other retail(1)	4,679		—		—	4,679
Electric customer credits	(1,046)		—		—	(1,046)
Total retail revenue	296,961		—		—	296,961
Wholesale, net	14,093	(1)	(186)	(2)	—	13,907
Transmission	11,043		—		—	11,043
Other	4,565		—		(12)	4,553
Affiliate(3)	1,397		22,733		(24,130)	—
Total revenue from contracts with customers	328,059		22,547		(24,142)	326,464
Revenue unrelated to contracts with customers
Securitization revenue	8,825		—		—	8,825
Other	483	(4)	4,364	(5)	(1)	4,846
Total revenue unrelated to contracts with customers	9,308		4,364		(1)	13,671
Operating revenue, net	$337,367		$26,911		$(24,143)	$340,135
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement and transition services agreement as a result of the Cleco Cajun Divestiture.

	FOR THE THREE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$166,638		$—		$—	$166,638
Commercial(1)	85,137		—		—	85,137
Industrial(1)	45,214		—		—	45,214
Other retail(1)	4,126		—		—	4,126
Electric customer credits	24		—		—	24
Total retail revenue	301,139		—		—	301,139
Wholesale, net	60,844	(1)	(2,323)	(2)	(1)	58,520
Transmission	17,077		—		—	17,077
Other	4,923		—		—	4,923
Affiliate(3)	1,645		30,253		(31,898)	—
Total revenue from contracts with customers	385,628		27,930		(31,899)	381,659
Revenue unrelated to contracts with customers
Securitization revenue	9,984		—		—	9,984
Other	2,202	(4)	—		1	2,203
Total revenue unrelated to contracts with customers	12,186		—		1	12,187
Operating revenue, net	$397,814		$27,930		$(31,898)	$393,846
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

	FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$352,471		$—		$—	$352,471
Commercial(1)	224,292		—		—	224,292
Industrial(1)	123,002		—		—	123,002
Other retail(1)	12,029		—		—	12,029
Electric customer credits	(3,441)		—		—	(3,441)
Total retail revenue	708,353		—		—	708,353
Wholesale, net	82,026	(1)	(2,695)	(2)	—	79,331
Transmission, net	34,395		—		—	34,395
Other	14,932		—		(12)	14,920
Affiliate(3)	11,788		80,156		(91,944)	—
Total revenue from contracts with customers	851,494		77,461		(91,956)	836,999
Revenue unrelated to contracts with customers
Securitization revenue	24,705		—		—	24,705
Other	1,913	(4)	5,545	(5)	—	7,458
Total revenue unrelated to contracts with customers	26,618		5,545		—	32,163
Operating revenue, net	$878,112		$83,006		$(91,956)	$869,162
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.
(5) Primarily related to the other services agreement and transition services agreement as a result of the Cleco Cajun Divestiture.

	FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	CLECO POWER		OTHER		ELIMINATIONS	TOTAL
Revenue from contracts with customers
Retail revenue
Residential(1)	$376,978		$—		$—	$376,978
Commercial(1)	230,861		—		—	230,861
Industrial(1)	132,239		—		—	132,239
Other retail(1)	12,770		—		—	12,770
Electric customer credits	(1,362)		—		—	(1,362)
Total retail revenue	751,486		—		—	751,486
Wholesale, net	166,008	(1)	(7,131)	(2)	—	158,877
Transmission, net	43,562		—		—	43,562
Other	15,023		—		—	15,023
Affiliate(3)	4,967		86,669		(91,636)	—
Total revenue from contracts with customers	981,046		79,538		(91,636)	968,948
Revenue unrelated to contracts with customers
Securitization Revenue	25,444		—		—	25,444
Other	4,828	(4)	1		1	4,830
Total revenue unrelated to contracts with customers	30,272		1		1	30,274
Operating revenue, net	$1,011,318		$79,539		$(91,635)	$999,222
(1) Includes fuel recovery revenue.
(2) Amortization of intangible assets related to Cleco Power’s wholesale power supply agreements.
(3) Includes interdepartmental rents and support services. This revenue is eliminated upon consolidation.
(4) Realized gains associated with FTRs.

Cleco and Cleco Power have unsatisfied performance obligations under contracts with wholesale and retail customers with durations between 2 and 10 years that primarily relate to stand-ready obligations as part of fixed capacity minimums. At September 30, 2024, Cleco and Cleco Power had $255.7 million of unsatisfied fixed performance obligations that will be recognized as revenue over the term of such contracts as the stand-ready obligation to provide energy is provided.

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
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
The following table summarizes Cleco Power’s regulatory assets and liabilities:

Cleco Power
			REMAINING RECOVERY PERIOD (YRS.)
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Regulatory assets
Acadia Unit 1 acquisition costs	$1,622	$1,701	15.25
Accumulated deferred fuel(1)	4,974	11,627	Various
Affordability study	9,303	10,337	6.75
AFUDC equity gross-up	58,058	60,381	Various	(2)
AMI deferred revenue requirement	545	954	1.5
AROs(7)	10,222	20,094
Coughlin transaction costs	761	784	24.75
COVID-19 executive order(9)	3,674	3,039	2.75
Deferred lignite and mine closure costs(7)	122,208	136,076
Deferred storm restoration costs(6)	442	462
Deferred taxes, net	64,897	43,866	Various
Dolet Hills Power Station closure costs(7)	136,168	147,323
Financing costs(1)	5,809	6,087	Various	(3)
Interest costs	2,774	2,961	Various	(2)
Madison Unit 3 property taxes	14,364	13,297	Various	(8)
Non-service cost of postretirement benefits	14,233	14,526	Various	(2)
Postretirement costs	64,399	64,399	Various	(4)
Production operations and maintenance expenses	3,940	7,002	Various	(5)
Rodemacher Unit 2 deferred costs(7)	25,251	19,282
Solar development costs(7)	2,122	—
St. Mary Clean Energy Center	1,305	3,705	0.75
Training costs	5,501	5,618	35.25
Tree trimming costs	1,621	3,657	0.5
Other	7,608	10,483	Various
Total regulatory assets	561,801	587,661
Regulatory liabilities
Deferred taxes, net	(6,983)	(21,939)	Various
Residential revenue decoupling(7)	(3,000)	—
Storm reserves	(81,227)	(111,509)
Total regulatory liabilities	(91,210)	(133,448)
Total regulatory assets, net	$470,591	$454,213
(1) Represents regulatory assets for past expenditures that were not earning a return on investment at September 30, 2024, and December 31, 2023. All other assets are earning a return on investment.
(2) Amortized over the estimated lives of the respective assets.
(3) Amortized over the terms of the related debt issuances.
(4) Amortized over the average service life of the remaining plan participants.
(5) Deferral is recovered over the following three-year regulatory period.
(6) These costs were included in the October 8, 2024, filing with the LPSC whereby Cleco Power requested recovery from the storm reserve. For more information, see “— Storm Reserves.”
(7) Currently not in a recovery period.
(8) Beginning July 1, 2021, property taxes paid for the year ended December 31, are being amortized over the subsequent 12 months beginning July 1.
(9) Beginning July 1, 2024, the lost revenues and incremental costs associated with the COVID-19 executive order are being amortized over three years as approved by the LPSC in May 2024.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
The following table summarizes Cleco’s net regulatory assets and liabilities:

Cleco
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Total Cleco Power regulatory assets, net	$470,591	$454,213
2016 Merger adjustments(1)
Fair value of long-term debt	91,794	97,345
Postretirement costs	7,958	9,448
Financing costs	6,302	6,560
Debt issuance costs	4,004	4,254
Total Cleco regulatory assets, net	$580,649	$571,820
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

Solar Development Costs
In July 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto
Parish, Louisiana and owned by a third party. On September 17, 2024, the LPSC approved the agreement and authorized Cleco Power to establish a regulatory asset for the stipulated settlement of development costs incurred through December 31, 2023, associated with the long-term agreement. As approved by the LPSC, Cleco Power will begin amortizing these costs over 25 years once it begins purchasing power from the third party, which is expected by January 2027.

Residential Revenue Decoupling
Under the terms of Cleco Power’s new FRP, effective July 1, 2024, Cleco Power implemented a residential revenue decoupling mechanism through its infrastructure and incremental cost recovery rider that provides a charge or credit to its residential customers for any under or over collection of residential base revenue as a result of changes in usage driven by weather or other measures. The under or over collection of residential base revenue is assessed on Cleco Power’s rate year and an associated credit or charge for decoupling, not to exceed $3.0 million, will be adjusted for the infrastructure and incremental cost recovery rider filings for July 2025 and 2026, respectively.

Storm Reserves
Cleco Power has a storm reserve to fund future storm restoration costs. Accumulated storm restoration costs that are probable of recovery from retail customers are netted against the storm reserve. At December 31, 2023, Cleco Power had a storm reserve balance of $111.5 million, net of $2.5 million of accumulated restoration costs. During 2024, Cleco Power’s service territory was impacted by multiple severe weather events resulting in significant storm restoration costs. At September 30, 2024, Cleco Power had a storm reserve balance of $81.2 million, net of $37.3 million of accumulated storm restoration costs. For more information on the storm restoration costs associated with severe weather events that impacted Cleco Power’s service territory, see Note 18 — “Storm Restoration.”

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
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
When available, Cleco uses observable market prices to measure fair value. Credit risk of Cleco and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves. Cleco applies the provisions of the fair value measurement standard to its non-recurring, non-financial measurements including business combinations as well as impairment related to goodwill and other long-lived assets.

Fair Value Measurements on a Recurring Basis
The amounts reflected in Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2024, and December 31, 2023, for cash equivalents, restricted cash equivalents, accounts receivable, other accounts receivable, short-term debt, and accounts payable approximate fair value because of their short-term nature.
The following tables disclose the fair value of financial assets and liabilities measured on a recurring basis on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. These amounts are presented on a gross basis.

Cleco
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$365,228	$365,228	$—	$—	$242,596	$242,596	$—	$—
FTRs	2,753	—	—	2,753	3,087	—	—	3,087
Natural gas derivatives	8,471	—	8,471	—	5,042	—	5,042	—
Total assets	$376,452	$365,228	$8,471	$2,753	$250,725	$242,596	$5,042	$3,087
Liability description
FTRs	$369	$—	$—	$369	$781	$—	$—	$781
Natural gas derivatives	—	—	—	—	15,005	—	15,005	—
Total liabilities	$369	$—	$—	$369	$15,786	$—	$15,005	$781

Cleco Power
	FAIR VALUE MEASUREMENTS AT REPORTING DATE
(THOUSANDS)	AT SEPT. 30, 2024	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	AT DEC. 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Asset description
Short-term investments	$166,204	$166,204	$—	$—	$169,606	$169,606	$—	$—
FTRs	2,753	—	—	2,753	3,087	—	—	3,087
Natural gas derivatives	8,471	—	8,471	—	—	—	—	—
Total assets	$177,428	$166,204	$8,471	$2,753	$172,693	$169,606	$—	$3,087
Liability description
FTRs	$369	$—	$—	$369	$781	$—	$—	$781
Natural gas derivatives	—	—	—	—	14,331	—	14,331	—
Total liabilities	$369	$—	$—	$369	$15,112	$—	$14,331	$781

Cleco has applied the Level 2 and Level 3 fair value techniques between comparative fiscal periods. During the nine months ended September 30, 2024, and the year ended December 31, 2023, Cleco did not experience any transfers into or out of Level 3 of the fair value hierarchy.

Short-term Investments
At September 30, 2024, and December 31, 2023, Cleco and Cleco Power had short-term investments in money market funds and treasury bills that have a maturity of three months or less when purchased.
The following tables present the short-term investments as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2024, and December 31, 2023:

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

Cleco
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Cash and cash equivalents	$239,557	$113,207
Current restricted cash and cash equivalents	$7,537	$15,818
Non-current restricted cash and cash equivalents	$118,134	$113,571

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Cash and cash equivalents	$40,557	$40,240
Current restricted cash and cash equivalents	$7,537	$15,818
Non-current restricted cash and cash equivalents	$118,110	$113,548

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
The following table summarizes the changes in the net fair value of FTR assets and liabilities classified as Level 3 in the fair value hierarchy for Cleco and Cleco Power:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Balances, beginning of period	$3,548	$6,459	$2,306	$2,276
Unrealized (losses) gains*	(156)	114	(108)	(186)
Purchases	(7)	12	4,242	8,035
Settlements	(1,001)	(2,442)	(4,056)	(5,982)
Balances, end of period	$2,384	$4,143	$2,384	$4,143
* Unrealized losses are reported through Accumulated deferred fuel on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets.

The following table quantifies the significant unobservable inputs used in developing the fair value of Level 3 positions for Cleco and Cleco Power at September 30, 2024, and December 31, 2023:

	FAIR VALUE		VALUATION TECHNIQUE	SIGNIFICANT UNOBSERVABLE INPUTS	INPUT/RANGE
(THOUSANDS, EXCEPT FORWARD PRICE RANGE)	ASSETS	LIABILITIES			LOW(1)	HIGH(1)	WEIGHTED AVERAGE(2)
FTRs at Sept. 30, 2024	$2,753	$369	RTO auction pricing	FTR price - per MWh	$(5.52)	$8.68	$0.22
FTRs at Dec. 31, 2023	$3,087	$781	RTO auction pricing	FTR price - per MWh	$(3.51)	$7.07	$0.24
(1) The low and high prices reflect the lowest and highest values of all single point-to-point FTRs and not the range of aggregate price changes.
(2) The weighted average reflects the market price and volume of each commodity weighted by the total volume of commodities.

Natural Gas Derivatives
Cleco may enter into physical and financial fixed price forward or options contracts that financially settle or are physically delivered at a future date. Management has not elected to apply hedge accounting to these contracts as allowed under applicable accounting standards. Cleco Power’s natural gas derivative contracts are marked-to-market with the resulting unrealized gain or loss recorded as a component of Accumulated deferred fuel on the balance sheet. At settlement, realized gains or losses are included in Cleco Power’s FAC and reflected on customer’s bills as a component of the fuel charge. Prior to the closing of the Cleco Cajun Divestiture, Cleco Cajun’s unrealized gains or losses as well as realized gains or losses at settlement were recorded on the income statements as a component of fuel expense. After the closing of the Cleco Cajun Divestiture in June 2024, all of Cleco Cajun’s natural gas derivative contracts were liquidated. Upon liquidation, a $6.4 million gain was recorded in Cleco’s Condensed Consolidated Statements of Income as a component of fuel expense.

Fair Value Measurements on a Nonrecurring Basis
The following tables summarize the carrying value and estimated market value of Cleco’s and Cleco Power’s financial instruments not measured at fair value on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

Cleco
	AT SEPT. 30, 2024		AT DEC. 31, 2023
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$3,148,776	$3,027,874	$3,400,293	$3,177,654
* The carrying value of long-term debt does not include deferred issuance costs of $12.4 million at September 30, 2024, and $14.2 million at December 31, 2023.

Cleco Power
	AT SEPT. 30, 2024		AT DEC. 31, 2023
(THOUSANDS)	CARRYING VALUE*	FAIR VALUE	CARRYING VALUE*	FAIR VALUE
Long-term debt	$1,871,983	$1,913,692	$1,886,248	$1,867,559
* The carrying value of long-term debt does not include deferred issuance costs of $10.5 million at September 30, 2024, and $11.5 million at December 31, 2023.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
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

Concentrations of Credit Risk
At September 30, 2024, and December 31, 2023, Cleco and Cleco Power were exposed to concentrations of credit risk through their short-term investments classified as cash equivalents and restricted cash equivalents. If the short-term investments failed to perform under the terms of the investments, Cleco and Cleco Power could be exposed to a loss of the invested amounts. Collateral on these types of investments is not required. In order to optimize interest income and minimize risk, cash is invested primarily in short-term securities issued by the U.S. government and money market mutual funds to maintain liquidity and achieve the goal of a net asset value of a dollar.
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
Cleco has not elected to designate any of its current instruments as an accounting hedge. Generally, Cleco’s derivative positions are subject to netting agreements that provide for offsetting of asset and liability positions as well as related collateral with the same counterparty. At September 30,
2024, and December 31, 2023, there were no fair value amounts offset on the balance sheets and no collateral posted with or received from counterparties. The following tables present the fair values of derivative instruments and their respective line items as recorded on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2024, and December 31, 2023:

Cleco
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs
Current	Energy risk management assets	$2,753	$3,087
Current	Energy risk management liabilities	(369)	(781)
Natural gas derivatives
Current	Energy risk management assets	7,825	5,042
Non-current	Energy risk management assets	646	—
Current	Energy risk management liabilities	—	(15,005)
Commodity-related contracts, net		$10,855	$(7,657)

Cleco Power
	DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
(THOUSANDS)	BALANCE SHEET LINE ITEM	AT SEPT. 30, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs
Current	Energy risk management assets	$2,753	$3,087
Current	Energy risk management liabilities	(369)	(781)
Natural gas derivatives
Current	Energy risk management assets	7,825	—
Non-current	Energy risk management assets	646	—
Current	Energy risk management liabilities	—	(14,331)
Commodity-related contracts, net		$10,855	$(12,025)

The following tables present the effect of derivatives not designated as hedging instruments on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024, and 2023:

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

Cleco
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2024	2023	2024	2023
Commodity-related contracts
FTRs(1)	Electric operations	$483	$2,227	$1,991	$4,920
FTRs(1)	Purchased power	(484)	(1,690)	(2,683)	(3,786)
Natural gas derivatives(2)(3)	Fuel used for electric generation	(7,129)	(10,250)	(22,786)	(110,506)
Total		$(7,130)	$(9,713)	$(23,478)	$(109,372)
(1) For the three and nine months ended September 30, 2024, unrealized losses associated with FTRs of$(0.2) million and $(0.1) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2023, unrealized gains (losses) associated with FTRs of $0.1 million and $(0.2) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three and nine months ended September 30, 2024, unrealized gains associated with natural gas derivatives of $1.7 million and $11.8 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2023, unrealized (losses) gains associated with natural gas derivatives of $(4.0) million and $0.8 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(3) For the three and nine months ended September 30, 2024, realized losses associated with natural gas derivatives of $(1.5) million were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2023, realized losses associated with natural gas derivatives of $(0.3) million were reported through Accumulated deferred fuel on the balance sheet.

Cleco Power
	AMOUNT OF GAIN(LOSS) ON DERIVATIVES RECOGNIZED IN INCOME
		FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	INCOME STATEMENT LINE ITEM	2024	2023	2024	2023
Commodity-related contracts
FTRs(1)	Electric operations	$483	$2,227	$1,991	$4,920
FTRs(1)	Purchased power	(484)	(1,690)	(2,683)	(3,786)
Natural gas derivatives (2)(3)	Fuel used for electric generation	(7,129)	(2,053)	(22,786)	(19,876)
Total		$(7,130)	$(1,516)	$(23,478)	$(18,742)
(1) For the three and nine months ended September 30, 2024, unrealized losses associated with FTRs of $(0.2) million, and $(0.1) million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2023, unrealized gains (losses) associated with FTRs of $0.1 million and $(0.2) million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(2) For the three and nine months ended September 30, 2024, unrealized gains associated with natural gas derivatives of $1.7 million and $11.8 million, respectively, were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2023, unrealized (losses) gains associated with natural gas derivatives of $(4.0) million and $0.8 million, respectively, were reported through Accumulated deferred fuel on the balance sheet.
(3) For the three and nine months ended September 30, 2024, realized losses associated with natural gas derivatives of $(1.5) million were reported through Accumulated deferred fuel on the balance sheet. For the three and nine months ended September 30, 2023, realized losses associated with natural gas derivatives of $(0.3) million were reported through Accumulated deferred fuel on the balance sheet.

The following tables present the volume of commodity-related derivative contracts outstanding at September 30, 2024, and December 31, 2023, for Cleco and Cleco Power:

Cleco
	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT SEPT. 30, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs	MWh	10,641	9,611
Natural gas derivatives	MMBtus	24,805	61,119

Cleco Power
	UNIT OF MEASURE	TOTAL VOLUME OUTSTANDING
(THOUSAND)		AT SEPT. 30, 2024	AT DEC. 31, 2023
Commodity-related contracts
FTRs	MWh	10,641	9,611
Natural gas derivatives	MMBtus	24,805	19,915

Note 8 — Debt
On May 17, 2024, Cleco Holdings entered into a $175.0 million revolving credit agreement. This agreement replaced Cleco Holdings’ existing revolving credit agreement and matures on May 17, 2029. Under this agreement, Cleco Holdings is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. The borrowing costs under Cleco Holdings’ revolving credit agreement are currently equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay higher commitment fees and additional interest of 0.05%. At September 30, 2024, Cleco Holdings had no borrowings outstanding under its revolving credit facility.
In addition, on May 17, 2024, Cleco Power entered into a $300.0 million revolving credit agreement and a $125.0 million term loan agreement. The revolving credit agreement replaced Cleco Power’s existing revolving credit agreement and matures on May 17, 2029. The term loan agreement replaced Cleco Power’s existing term loan agreement and matures on May 17, 2025. Under these agreements, Cleco Power is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% for total capitalization. The borrowing costs under the revolving credit agreement are currently equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay higher commitment fees and additional interest of 0.025%. At September 30, 2024, Cleco Power had no borrowings outstanding under the revolving credit agreement. The term loan under the term loan

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
agreement bears interest at a rate of SOFR plus 1.35% or ABR plus 0.25%.
On April 26, 2024, Cleco Holdings repaid its $66.7 million term loan that was due on May 21, 2024. In addition, on June 4, 2024, Cleco Holdings redeemed its $165.0 million floating rate senior notes due on May 1, 2025.
Cleco Power’s $50.0 million GO-Zone bonds have a mandatory tender in April 2025. This amount is reflected in long-term debt due within one year on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets at September 30, 2024.
At September 30, 2024, and December 31, 2023, Cleco’s long-term debt and finance leases outstanding due within one year were $240.9 million and $256.8 million, respectively. The decrease of $15.9 million is primarily due to the repayment of Cleco Holdings’ $66.7 million term loan, partially offset by the reclassification of Cleco Power’s $50.0 million GO-Zone bonds with a mandatory tender in April 2025.
At September 30, 2024, and December 31, 2023, Cleco Power’s long-term debt and finance leases outstanding due within one year was $240.9 million and $190.3 million, respectively. The increase of $50.6 million is primarily due to the reclassification of $50.0 million GO-Zone bonds with a mandatory tender in April 2025.

Note 9 — Pension Plan and Employee Benefits

Pension Plan and Other Benefits Plan
Employees hired before August 1, 2007, are covered by a non-contributory, defined benefit pension plan. Based on the funding assumptions at December 31, 2023, management estimates that pension contributions totaling $94.2 million will be required through 2028, of which $25.7 million is required in 2024. In April 2024 and July 2024, Cleco made payments of $3.5 million and $7.1 million, respectively, toward its 2024 contribution requirement. In July 2024, Cleco also made a $15.2 million required contribution payment towards the 2023 plan year.
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
The non-service components of net periodic pension and Other Benefits cost are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of net periodic pension and Other Benefits cost for the three and nine months ended September 30, 2024, and 2023 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Components of periodic benefit costs
Service cost	$1,114	$1,173	$475	$365
Interest cost	6,535	6,606	583	566
Expected return on plan assets	(7,607)	(7,386)	—	—
Amortizations
Net loss (gain)	—	—	156	(13)
Net periodic benefit cost	$42	$393	$1,214	$918

	PENSION BENEFITS		OTHER BENEFITS
	FOR THE NINE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Components of periodic benefit costs
Service cost	$3,490	$3,520	$1,375	$1,094
Interest cost	19,605	19,817	1,750	1,698
Expected return on plan assets	(22,821)	(22,158)	—	—
Amortizations
Net loss (gain)	—	—	367	(39)
Net periodic benefit cost	$274	$1,179	$3,492	$2,753

Because Cleco Power is the pension plan sponsor and the related trust holds the assets, the net unfunded status of the pension plan is reflected at Cleco Power. The liability of Cleco’s other subsidiaries is transferred, with a like amount of assets, to Cleco Power monthly. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2024, was $0.4 million and $1.3 million, respectively. The expense of the pension plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2023, was $0.4 million and $1.2 million, respectively.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
The current and non-current portions of the pension benefits liability for Cleco and Cleco Power at September 30, 2024, and December 31, 2023, were as follows:

(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Current	$12,594	$25,685
Non-current	$79,250	$91,638

Cleco Holdings is the plan sponsor for the Other Benefit plan. There are no assets set aside in a trust, and the liabilities are reported on the individual subsidiaries’ financial statements. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024, was $1.1 million and $3.2 million, respectively. The expense related to Other Benefits reflected in Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023, was $0.9 million and $2.6 million, respectively. The current and non-current portions of the Other Benefits liability for Cleco and Cleco Power at September 30, 2024, and December 31, 2023, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Current	$5,235	$5,241
Non-current	$41,012	$41,815

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Current	$4,480	$4,479
Non-current	$31,893	$32,289

SERP
Certain current and former Cleco officers are covered by SERP. Cleco does not fund the SERP liability but instead pays for current benefits out of cash available of the respective company of the officer. Because SERP is a non-qualified plan, Cleco has purchased life insurance policies on certain SERP participants as a mechanism to provide a source of funding. These policies are held in a rabbi trust formed by Cleco Power. The rabbi trust is the named beneficiary of the life insurance policies and, therefore, receives the proceeds upon the death of the insured participants. The life insurance policies may be used to reimburse Cleco for benefits paid from general funds, pay the SERP participants’ death benefits, or pay future SERP payments. Market conditions could have a significant impact on the cash surrender value of these life insurance policies. Because SERP is a non-qualified plan, the assets of the trust could be used to satisfy general creditors of Cleco Power in the event of insolvency. Cleco Power is the plan sponsor and Support Group is the plan administrator.
The non-service components of net periodic benefit cost related to SERP are included in Other income (expense), net within Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. The components of the net periodic benefit cost related to SERP for the three and nine months ended September 30, 2024, and 2023, were as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Components of periodic benefit costs
Service cost	$34	$35	$101	$106
Interest cost	836	901	2,507	2,703
Amortizations
Prior period service credit	(54)	(54)	(161)	(161)
Net gain	(21)	(16)	(61)	(47)
Net periodic benefit cost	$795	$866	$2,386	$2,601

The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024, was $0.1 million and $0.4 million, respectively. The expense related to SERP reflected on Cleco Power’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023, was $0.1 million and $0.4 million, respectively.
Liabilities relating to SERP are reported on the individual subsidiaries’ financial statements. The current and non-current portions of the SERP liability for Cleco and Cleco Power at September 30, 2024, and December 31, 2023, were as follows:

Cleco
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Current	$4,593	$4,593
Non-current	$62,039	$62,868

Cleco Power
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Current	$613	$613
Non-current	$8,134	$8,394
401(k) Plan
Cleco’s 401(k) Plan is intended to provide active, eligible employees with voluntary, long-term savings and investment opportunities. The 401(k) Plan is a defined contribution plan and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974. In accordance with the 401(k) Plan, employer contributions are made in the form of cash. Cash contributions are invested in proportion to the participant’s voluntary contribution investment choices. Participation in the Plan is voluntary, and active Cleco employees are eligible to participate. Cleco’s 401(k) Plan expense for the three and nine months ended September 30, 2024, and 2023, was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
401(k) Plan expense	$1,766	$1,741	$7,078	$5,821

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
Cleco Power is the plan sponsor for the 401(k) Plan. The expense of the 401(k) Plan related to Cleco’s other subsidiaries for the three and nine months ended September 30, 2024, and 2023, was as follows:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
401(k) Plan expense	$347	$592	$2,685	$2,164

Note 10 — Income Taxes

Effective Tax Rates
The following tables summarize the effective income tax rates from continuing operations for Cleco and Cleco Power for the three and nine months ended September 30, 2024, and 2023:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2024	2023	2024	2023
Effective tax rate	(7.6)%	(470.9)%	(10.2)%	1,006.9%

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
	2024	2023	2024	2023
Effective tax rate	10.1%	(0.6)%	9.2%	2.6%

For Cleco and Cleco Power, the effective income tax rates for the three and nine months ended September 30, 2024, and 2023, were different than the federal statutory rate primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, and state tax expense.
Cleco’s effective tax rate for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was different primarily due to the amortization of excess ADIT, the adjustment to record tax expense at the projected annual effective tax rate, flow through of state tax benefits, and higher pre-tax book income in 2024 due to lower losses on gas-related derivative contracts at Cleco Cajun.

Uncertain Tax Positions
Cleco classifies all interest related to uncertain tax positions as a component of interest payable and interest expense. For the three and nine months ended September 30, 2024, and 2023, Cleco and Cleco Power had no interest expense related to uncertain tax positions. At September 30, 2024, and December 31, 2023, Cleco and Cleco Power had no liability for uncertain tax positions or interest payable related to uncertain tax positions.

Income Tax Audits
Cleco and Cleco Power are party to the consolidated income tax return filed by Cleco Group. Cleco Group participates in the IRS’s Compliance Assurance Process in which tax positions are examined and agreed upon prior to filing the federal tax return. While the statute of limitations remains open for tax years 2021, 2022, and 2023, the IRS has placed Cleco Group in the Bridge phase of the Compliance Assurance Process for the 2021 tax year. In this phase, the IRS will not accept any disclosures, conduct any reviews, or provide any assurances. These tax returns were filed consistent with the IRS’s review. The IRS has accepted Cleco Group’s application for the Compliance Assurance Process for the 2022 tax year and the Compliance Assurance Maintenance phase for the 2023 tax year. In this maintenance phase, the IRS typically will, at its discretion, reduce the level of its review of the tax year relative to the regular Compliance Assurance Process phase.
The state income tax years 2021, 2022, and 2023 remain subject to examination by the Louisiana Department of Revenue.
Cleco classifies income tax penalties as a component of other expense. For the three and nine months ended September 30, 2024, and 2023, no penalties were recognized.

Note 11 — Segment Disclosures
Segment disclosures are based on Cleco’s method of internal reporting, which disaggregates business units by first-tier subsidiary. Cleco’s segment structure and its allocation of corporate expenses were updated to reflect how management measures performance and allocates resources.
Segment managers report periodically to Cleco’s CEO, who is Cleco’s chief operating decision maker, with discrete financial information and, at least quarterly, present discrete financial information to Cleco Holdings’ and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The reportable segment prepares budgets that are presented to and approved by Cleco Holdings’ and, in the case of Cleco Power, Cleco Power’s Boards of Managers. The column shown as Other in the following tables includes the holding company, a shared services subsidiary, an investment subsidiary, discontinued operations, and Cleco Cajun’s natural gas derivatives. After the closing of the Cleco Cajun Divestiture, all of Cleco Cajun’s natural gas derivative contracts were liquidated.
The financial results in the following tables are presented on an accrual basis. EBITDA is a key non-GAAP financial measure used by the CEO to assess the operating performance of Cleco’s segments. Management evaluates the performance of Cleco’s segments and allocates resources to it based on segment profit and the requirements to implement strategic initiatives and projects to meet current business objectives. EBITDA is defined as net income adjusted for interest, income taxes, depreciation, and amortization. Depreciation and amortization in the following tables includes amortization of intangible assets recorded for the fair value adjustment of wholesale power supply agreements as a result of the 2016 Merger. Material intercompany transactions occur on a regular basis. These intercompany transactions relate primarily to joint and common administrative support services.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

Segment Information
FOR THE THREE MONTHS ENDED SEPT. 30, 2024 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$312,583
Other operations	24,433
Affiliate revenue	1,397
Electric customer credits	(1,046)
Operating revenue, net	$337,367
Net income	$83,672
Add: Depreciation and amortization	48,213
Less: Interest income	1,065
Add: Interest charges	25,014
Add: Federal and state income tax expense	9,396
EBITDA	$165,230

FOR THE THREE MONTHS ENDED SEPT. 30, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$312,583	$(186)		$—	$312,397
Other operations	24,433	4,364		(13)	28,784
Affiliate revenue	1,397	22,733		(24,130)	—
Electric customer credits	(1,046)	—		—	(1,046)
Operating revenue, net	$337,367	$26,911		$(24,143)	$340,135
Depreciation and amortization	$48,213	$2,266	(1)	$—	$50,479
Interest income	$1,065	$5,326		$(25)	$6,366
Interest charges	$25,014	$12,445		$(23)	$37,436
Federal and state income tax expense (benefit)	$9,396	$(16,039)		$—	$(6,643)
Income from continuing operations, net of income taxes	$83,672	$10,178		$—	$93,850
Income from discontinued operations, net of income taxes	—	742		—	742
Net income	$83,672	$10,920		$—	$94,592
(1) Includes $0.2 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

FOR THE THREE MONTHS ENDED SEPT. 30, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$364,161
Other operations	31,984
Affiliate revenue	1,645
Electric customer credits	24
Operating revenue, net	$397,814
Net income	$90,914
Add: Depreciation and amortization	48,012
Less: Interest income	1,215
Add: Interest charges	24,921
Add: Federal and state income tax benefit	(552)
EBITDA	$162,080

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

FOR THE THREE MONTHS ENDED SEPT. 30, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$364,161	$(2,323)		$—	$361,838
Other operations	31,984	—		—	31,984
Affiliate revenue	1,645	30,253		(31,898)	—
Electric customer credits	24	—		—	24
Operating revenue, net	$397,814	$27,930		$(31,898)	$393,846
Depreciation and amortization	$48,012	$4,365	(1)	$1	$52,378
Interest income	$1,215	$81		$(13)	$1,283
Interest charges	$24,921	$17,125		$(12)	$42,034
Federal and state income tax benefit	$(552)	$(245,942)		$—	$(246,494)
Income from continuing operations, net of income taxes	$90,914	$207,927		$—	$298,841
Income from discontinued operations, net of income taxes	—	(142,729)		—	(142,729)
Net income	$90,914	$65,198		$—	$156,112
(1) Includes $2.3 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

Segment Information
FOR THE NINE MONTHS ENDED SEPT. 30, 2024 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$795,733
Other operations	74,032
Affiliate revenue	11,788
Electric customer credits	(3,441)
Operating revenue, net	$878,112
Net income	$103,810
Add: Depreciation and amortization	188,970
Less: Interest income	3,257
Add: Interest charges	73,614
Add: Federal and state income tax expense	10,508
EBITDA	$373,645

FOR THE NINE MONTHS ENDED SEPT. 30, 2024 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$795,733	$(2,695)		$—	$793,038
Other operations	74,032	5,545		(12)	79,565
Affiliate revenue	11,788	80,156		(91,944)	—
Electric customer credits	(3,441)	—		—	(3,441)
Operating revenue, net	$878,112	$83,006		$(91,956)	$869,162
Depreciation and amortization	$188,970	$8,885	(2)	$—	$197,855
Interest income	$3,257	$7,432		$(262)	$10,427
Interest charges	$73,614	$45,768		$(262)	$119,120
Federal and state income tax expense (benefit)	$10,508	$(15,436)		$—	$(4,928)
Income (loss) from continuing operations, net of income taxes	$103,810	$(50,574)		$—	$53,236
Income from discontinued operations, net of income taxes	—	45,415		—	45,415
Net income (loss)	$103,810	$(5,159)		$—	$98,651
Additions to property, plant, and equipment	$168,528	$3,985		$—	$172,513
Equity investment in investees(1)	$1,916	$(617,314)		$617,314	$1,916
Goodwill(1)	$1,490,797	$—		$—	$1,490,797
Total segment assets(1)	$6,961,746	$762,789		$(69,927)	$7,654,608
(1) Balances as of September 30, 2024. (2) Includes $2.7 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

FOR THE NINE MONTHS ENDED SEPT. 30, 2023 (THOUSANDS)	CLECO POWER
Revenue
Electric operations	$923,685
Other operations	84,028
Affiliate revenue	4,967
Electric customer credits	(1,362)
Operating revenue, net	$1,011,318
Net income	$157,170
Add: Depreciation and amortization	142,467
Less: Interest income	2,979
Add: Interest charges	73,442
Add: Federal and state income tax expense	4,185
EBITDA	$374,285

FOR THE NINE MONTHS ENDED SEPT. 30, 2023 (THOUSANDS)	CLECO POWER	OTHER		ELIMINATIONS	TOTAL
Revenue
Electric operations	$923,685	$(7,131)		$—	$916,554
Other operations	84,028	1		1	84,030
Affiliate revenue	4,967	86,669		(91,636)	—
Electric customer credits	(1,362)	—		—	(1,362)
Operating revenue, net	$1,011,318	$79,539		$(91,635)	$999,222
Depreciation and amortization	$142,467	$13,276	(2)	$—	$155,743
Interest income	$2,979	$357		$(113)	$3,223
Interest charges	$73,442	$48,961		$(114)	$122,289
Federal and state income tax expense (benefit)	$4,185	$(125,345)		$—	$(121,160)
Income (loss) from continuing operations, net of income taxes	$157,170	$(48,043)		$—	$109,127
Loss from discontinued operations, net of income taxes	—	(9,707)		—	(9,707)
Net income (loss)	$157,170	$(57,750)		$—	$99,420
Additions to property, plant, and equipment	$159,947	$5,803		$—	$165,750
Equity investment in investees(1)	$1,992	$(467,329)		$467,329	$1,992
Goodwill(1)	$1,490,797	$—		$—	$1,490,797
Total segment assets(1)	$6,920,339	$870,743		$309,311	$8,100,393
(1) Balances as of December 31, 2023. (2) Includes $7.1 million of amortization of intangible assets related to Cleco Power’s wholesale power supply agreements as a result of the 2016 Merger.

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Net income	$94,592	$156,112	$98,651	$99,420
Less: income (loss) from discontinued operations, net of income taxes	742	(142,729)	45,415	(9,707)
Income from continuing operations, net of income taxes	93,850	298,841	53,236	109,127
Add: Depreciation and amortization	50,479	52,378	197,855	155,743
Less: Interest income	6,366	1,283	10,427	3,223
Add: Interest charges	37,436	42,034	119,120	122,289
Add: Federal and state income tax benefit	(6,643)	(246,494)	(4,928)	(121,160)
Add: Other corporate costs and noncash items(1)(2)(3)	(3,526)	16,604	18,789	111,509
Total segment EBITDA	$165,230	$162,080	$373,645	$374,285
(1) Adjustments made for Other and Elimination totals not allocated to total segment EBITDA.
(2) Includes loss on Cleco Cajun’s natural gas derivatives of $(6.5) million for the nine months ended September 30, 2024. After the closing of the Cleco Cajun Divestiture, all natural gas derivatives related to Cleco Cajun were liquidated; therefore, there were no gain (loss) on natural gas derivatives for Cleco Cajun for the three months ended September 30, 2024.
(3) Includes loss on Cleco Cajun’s natural gas derivatives of $(8.2) million and $(90.6) million, respectively, for the three and nine months ended September 30, 2023.

Note 12 — Regulation and Rates

Dolet Hills Regulatory Refund
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. These costs were subject to a prudency review by the LPSC. On February 2, 2024, the ALJ released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Management estimated that a loss resulting from a potential disallowance was probable, and as a result, Cleco Power accrued an estimated contingent loss of $58.7 million as of December 31, 2023. Cleco Power recorded an additional loss of $1.3 million as of March 31, 2024, as a result of the approval of an uncontested settlement by the LPSC on April 19, 2024. The settlement contains a provision for refunding to Cleco Power’s retail customers $20.0 million per year during each of the third quarters of 2024, 2025, and 2026 for a total refund of

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
$60.0 million. Cleco Power has issued refunds for the third quarter of 2024. For more information about the settlement, see Note 14 — “Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

FRP
Prior to July 1, 2024, Cleco Power’s annual retail earnings were subject to an FRP approved by the LPSC in June 2021. The prior FRP allowed Cleco Power to earn a target ROE of 9.5%, while providing the opportunity to earn up to 10.0%. Additionally, 60.0% of retail earnings between 10.0% and 10.5%, and all retail earnings over 10.5%, were required to be refunded to customers.
On June 19, 2024, the LPSC approved Cleco Power’s new retail rate plan. Effective July 1, 2024, under the terms of the new FRP, Cleco Power is allowed to earn a target ROE of 9.7%, while providing the opportunity to earn up to 10.3%. Additionally, 60% of retail earnings between 10.3% and 10.9%, and all retail earnings over 10.9%, are required to be refunded to customers. Cleco Power’s next base rate case is required to be filed with the LPSC on or before June 30, 2026. The amount of credits due to customers, if any, is determined by Cleco Power’s monitoring report, which is filed with the LPSC annually. Additionally, as approved in Cleco Power’s FRP, a residential revenue decoupling mechanism was implemented through its infrastructure and incremental cost recovery rider that provides a charge or credit to residential customers for any under or over collection of residential base revenue. For more information on the regulatory liability established for the revenue decoupling mechanism, see Note 5 — “Regulatory Assets and Liabilities — Residential Revenue Decoupling.”
On May 22, 2024, the LPSC approved Cleco Power’s monitoring report for the 12-month period ended June 30, 2023, indicating no material findings and no refund to Cleco Power’s retail customers. On October 31, 2024, Cleco Power filed its monitoring report for the 12-month period ending June 30, 2024, indicating no refund to Cleco Power’s retail customers.

Other Deferred Costs
Cleco Power defers other costs that it believes are prudently incurred and probable of recovery from its retail customers. These costs are recorded in Other deferred charges on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. On June 19, 2024, the LPSC approved for Cleco Power to recover through its new rates, effective on July 1, 2024, costs associated with Cleco Power’s rate case, IRP, and storm preparation. As a result, $3.8 million was reclassified to Other regulatory assets on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets. At September 30, 2024, Cleco Power had $4.6 million recorded for deferred costs it anticipates to recover from its customers, subject to approval by the LPSC.

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
The retail portion of the protected excess ADIT will be credited until the full amount of the protected excess ADIT has been returned to Cleco Power’s customers through bill credits. At September 30, 2024, Cleco Power had $191.3 million accrued for the excess ADIT, of which $7.0 million is reflected in current regulatory liabilities.

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
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Restricted cash - current	$7,537	$15,818
Accounts receivable - affiliate	3,398	3,492
Intangible asset - securitization	388,135	398,658
Total assets	$399,070	$417,968
Long-term debt due within one year	$15,087	$14,499
Accounts payable - affiliate	33	176
Interest accrued	1,499	6,191
Long-term debt, net	380,318	394,944
Total liabilities	396,937	415,810
Member’s equity	2,133	2,158
Total liabilities and member’s equity	$399,070	$417,968

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
The following table summarizes the impact of Cleco Securitization I on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Operating revenue	$8,776	$9,946	$24,578	$25,329
Operating expenses	(4,271)	(5,264)	(10,876)	(11,017)
Interest income	214	188	557	430
Interest charges, net	(4,694)	(4,845)	(14,185)	(14,668)
Income before taxes	$25	$25	$74	$74

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
Oxbow is owned 50% by Cleco Power and 50% by SWEPCO. Cleco Power is not the primary beneficiary because it shares the power to control Oxbow’s significant activities with SWEPCO. Cleco Power’s current assessment of its maximum exposure to loss related to Oxbow at September 30, 2024, consisted of its equity investment of approximately $1.9 million.
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

The following table compares the carrying amount of Oxbow’s assets and liabilities with Cleco Power’s maximum exposure to loss related to its investment in Oxbow:

(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Oxbow’s net assets/liabilities	$3,832	$3,985
Cleco Power’s 50% equity	$1,916	$1,992
Cleco Power’s maximum exposure to loss	$1,916	$1,992

The following table contains summarized financial information for Oxbow:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Operating revenue	$55	$78	$306	$311
Operating expenses	(55)	(78)	(209)	(311)
Gain on sale of property	—	—	1,356	—
Interest income	—	—	(97)	—
Income before taxes	$—	$—	$1,356	$—

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
Diversified Lands loaned $2.0 million to Gulf Coast for the Bunkie project. The loan was secured by a mortgage on the Bunkie project site. Diversified Lands foreclosed on the Bunkie property in February 2020 and has also asserted claims personally against the former owner of Gulf Coast. These claims are based on contracts and credit documents executed by Gulf Coast, the obligations and performance of which were personally guaranteed by the former owner of Gulf Coast. Diversified Lands is seeking recovery of the indebtedness still owed by Gulf Coast to Diversified Lands following the February 2020 foreclosure. This action has been consolidated with the litigation filed by Gulf Coast in the 12th Judicial District Court for Avoyelles Parish, Louisiana. Discovery is ongoing and the trial date has been scheduled for April 2025.
Cleco believes all allegations made by Gulf Coast are contradicted by the written documents executed by Gulf Coast, are otherwise without merit, and that it has substantial meritorious defenses to the claims alleged by Gulf Coast.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
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
In October 2019, Cleco Power was served with a summons in Saulsbury Industries, Inc. v. Cabot Corporation and Cleco Power LLC in the 16th Judicial District Court for St. Mary Parish. Saulsbury Industries, Inc. asserted the same claim as the Western District litigation and further asserts claims for payment on an open account. In December 2019, Cleco Power moved to stay the case, arguing that the Rapides Parish suit should proceed. In February 2020, the court granted Cleco Power’s motion. The 16th Judicial District Court for the St. Mary Parish case held a hearing in October 2020, and the judge granted Cleco Power’s declinatory exceptions of lis pendens. Thus, the St. Mary’s Parish case has been dismissed. Saulsbury appealed this decision.
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
Cabot Corporation applied for review by the Louisiana Supreme Court of the portion of the First Circuit Court’s ruling that denied Cabot Corporation’s exception seeking dismissal from the St. Mary Parish litigation. In November 2022, the Louisiana Supreme Court rendered a decision in favor of Cabot Corporation. The Louisiana Supreme Court’s decision reversed the First Circuit Court’s decision and reinstated the decision of the 16th Judicial District Court granting Cabot
Corporation’s declinatory exceptions of lis pendens. The St. Mary Parish case has been dismissed in full.
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
In January 2023, Cleco Power received a notice of audit from the LPSC for the period of January 2020 to December 2022. The total amount of fuel expense included in the audit is $1.10 billion. Cleco Power has responded to multiple sets of LPSC data requests. Cleco Power has FAC filings for January 2023 and thereafter that remain subject to audit. Management is unable to predict or give a reasonable estimate of the possible range of the disallowance, if any, related to these filings. Historically, the disallowances have not been material. If a disallowance of fuel cost is ordered resulting in a refund, it could have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants.

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
rules in the executive order. In March 2023, the EPA published in the Federal Register a final rule that reinstates the April 2016 finding that it is appropriate and necessary to regulate hazardous air pollutants from coal and oil-fired electric generating units through MATS. The EPA published a final rule in the Federal Register on May 7, 2024, that reconsiders the risk and technology review that took place in 2020. The rule lowers the emission limit for filterable particulate on coal-fired EGUs. The rule also requires installation of continuous emission monitors for particulate on the units. The compliance deadlines are in July 2027. At September 30, 2024, Cleco is in compliance with the MATS regulation and does not expect MATS to materially impact its environmental strategy.

Energy Efficiency Audit
In 2013, the LPSC issued a General Order adopting rules promoting energy efficiency programs. Cleco Power began participating in energy efficiency programs in November 2014. Through an approved rate tariff, Cleco Power recovered $8.5 million and $6.8 million for the 2022 and 2021 program years, respectively.
In May 2024, the LPSC approved the audit report for program years 2021 and 2022, which indicated no material findings.
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

Dolet Hills Prudency Review
Cleco Power is seeking recovery for stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other mine-related closure costs. On February 2, 2024, the ALJ released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Management estimated that a loss resulting from a potential disallowance was probable, and as a result, an estimated contingent loss of $58.7 million was accrued in provision for rate refund as of December 31, 2023.
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

As a result of the settlement, the following was recorded in Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements as of March 31, 2024:

•a $40.0 million reduction in regulatory assets with an offsetting increase recorded as depreciation expense and
•a $1.3 million increase in the provision for rate refund and electric customer credits.

During the third quarter of 2024, $20.0 million was refunded to Cleco Power’s retail customers as a credit to their bills in accordance with the settlement, as previously discussed.
On May 17, 2024, Cleco Power filed an application with the LPSC for a financing order authorizing the securitization. Management anticipates the securitization to close by the end of March 2025.

Other
Cleco is involved in various litigation matters, including regulatory, environmental, and administrative proceedings before various courts, regulatory commissions, arbitrators, and governmental agencies regarding matters arising in the ordinary course of business. The liability Cleco may ultimately incur with respect to any one of these matters may be in excess of amounts currently accrued. Management regularly analyzes current information and, as of September 30, 2024, believes the probable and reasonably estimable liabilities based on the eventual disposition of these matters for Cleco and Cleco Power are $11.9 million and $11.3 million, respectively. Cleco and Cleco Power have accrued these amounts.

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
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
As part of the Amended Lignite Mining Agreement, Cleco Power and SWEPCO, joint owners of the Dolet Hills Power Station, have agreed to pay the loan and lease principal obligations of the lignite miner, DHLC, when due if DHLC does not have sufficient funds or credit to pay. Any amounts projected to be paid would be based on the forecasted loan and lease obligations to be incurred by DHLC, primarily for reclamation obligations. As of September 30, 2024, Cleco Power does not expect any payments to be made under this guarantee. Cleco Power has the right to dispute the incurrence of such loan and lease obligations through the review of the mining reclamation plan before the incurrence of such obligations. The Amended Lignite Mining Agreement does not affect the amount the Registrants can borrow under their credit facilities.
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
On May 8, 2024, the EPA published a final rule in the Federal Register that expands the scope of units regulated under the CCR regulations to include inactive surface impoundments at inactive generating facilities that ceased operations prior to October 19, 2015. None of these impoundments exist at Cleco’s facilities. The rule also regulates CCR Management Units (MUs), which includes non-containerized accumulations of CCR on the land at facilities otherwise subject to federal CCR regulations. The final regulation mandates the conducting of facility evaluations at such facilities after the effective date of the rule to determine if MUs are present. For any identified MUs of a particular size, the regulation would require evaluating any impacts on groundwater along with planning for closure of any identified CCR MU sites. Cleco does not expect this final rule to have a material financial impact on its generating units and environmental obligations.

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

Note 15 — Affiliate Transactions
At September 30, 2024, and December 31, 2023, Cleco Holdings had an affiliate receivable of $34.5 million and $24.2 million, respectively, primarily for estimated income taxes paid on behalf of Cleco Group. At September 30, 2024, and December 31, 2023, Cleco Holdings had an affiliate payable of $20.0 million and $10.7 million, respectively, to Cleco Group primarily for settlement of taxes payable.
Cleco Power has balances that are payable to or due from its affiliates. The following table is a summary of those balances:

	AT SEPT. 30, 2024		AT DEC. 31, 2023
(THOUSANDS)	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE	AFFILIATE RECEIVABLE	AFFILIATE PAYABLE
Cleco Holdings	$150	$15,844	$14	$367
Support Group	3,841	13,772	1,104	12,833
Cleco Cajun	—	—	3,425	—
Total	$3,991	$29,616	$4,543	$13,200

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

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
The following table presents the amortization expense recognized during the three and nine months ended September 30, 2024, and 2023:

	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Amortization expense
Storm Recovery Property intangible asset	$4,176	$5,127	$10,523	$10,679

The following table summarizes the balance of the securitized intangible asset subject to amortization included on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets:

(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Storm Recovery Property intangible asset	$415,946	$415,946
Accumulated amortization	(27,811)	(17,288)
Net securitized intangible asset subject to amortization	$388,135	$398,658

Other Intangible Assets
As a result of the 2016 Merger, fair value adjustments were recorded on Cleco’s Condensed Consolidated Balance Sheet for the valuation of finite intangible assets relating to long-term wholesale power supply agreements. At the end of their lives, these power supply agreement intangible assets will have no residual value. At September 30, 2024, Cleco had one remaining power supply agreement intangible asset being amortized over the estimated life of its contract of 19 years, and the amortization is included in Electric operations on Cleco’s Condensed Consolidated Statements of Income.
The following table presents the amortization expense recognized during the three and nine months ended September 30, 2024, and 2023:

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,		FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	2024	2023
Amortization expense
Power supply agreements	$186	$2,323	$2,695	$7,131

The following table summarizes the balance of other intangible assets subject to amortization included in Cleco’s Condensed Consolidated Balance Sheets:

Cleco
(THOUSANDS)	AT SEPT. 30, 2024	AT DEC. 31, 2023
Power supply agreements	$14,238	$85,104
Accumulated amortization	(6,300)	(74,471)
Net other intangible assets subject to amortization	$7,938	$10,633

Goodwill
On April 13, 2016, in connection with the completion of the 2016 Merger, Cleco recognized goodwill of $1.49 billion. Management assigned the recognized goodwill to the Cleco Power reporting unit. Goodwill is required to be tested for impairment at the reporting unit level on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired.
In performing the impairment test, Cleco compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, an impairment loss would be recognized. A goodwill impairment loss is measured as the amount by which a reporting unit’s carrying value exceeds fair value, not to exceed the carrying amount of goodwill.
Cleco estimates the reporting unit’s fair value using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. The income approach cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance, including estimation of future cash flows related to capital expenditures, the weighted average cost of capital or discount rate and the assumed long-term growth rate approach, which incorporates management's assumptions regarding sustainable long-term growth. The market approach includes significant assumptions around the implied market multiples for certain peer companies. Management selects comparable peers based on each peer’s primary business mix, operations, and market capitalization compared to the applicable reporting unit and calculates implied market multiples based on available projected earnings guidance and peer company market values as of the test date.
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
Cleco conducted its 2024 annual impairment test using an August 1, 2024, measurement date and determined that the estimated fair value of the Cleco Power reporting unit exceeded its carrying value, and no impairment existed.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

Note 17 — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized in the following tables for Cleco and Cleco Power. All amounts are reported net of income taxes. Amounts in parentheses indicate debits.

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30, 2024	FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS
Balances, beginning of period	$(5,555)	$(5,112)
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(300)	(743)
Balance, Sept. 30, 2024	$(5,855)	$(5,855)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2023	FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET GAIN (LOSS)
Balances, beginning of period	$(786)	$59
Amounts reclassified from AOCI
Amortization of postretirement benefit net gain	(422)	(1,267)
Balance, Sept. 30, 2023	$(1,208)	$(1,208)

Cleco Power
	FOR THE THREE MONTHS ENDED SEPT. 30, 2024			FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(5,204)	$(4,670)	$(9,874)	$(5,555)	$(4,796)	$(10,351)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	192	—	192	543	—	543
Reclassification of net loss to interest charges	—	63	63	—	189	189
Balances, Sept. 30, 2024	$(5,012)	$(4,607)	$(9,619)	$(5,012)	$(4,607)	$(9,619)

	FOR THE THREE MONTHS ENDED SEPT. 30, 2023			FOR THE NINE MONTHS ENDED SEPT. 30, 2023
(THOUSANDS)	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI	POSTRETIREMENT BENEFIT NET LOSS	NET LOSS ON CASH FLOW HEDGES	TOTAL AOCI
Balances, beginning of period	$(3,126)	$(4,921)	$(8,047)	$(3,318)	$(5,047)	$(8,365)
Amounts reclassified from AOCI
Amortization of postretirement benefit net loss	97	—	97	289	—	289
Reclassification of net loss to interest charges	—	62	62	—	188	188
Balances, Sept. 30, 2023	$(3,029)	$(4,859)	$(7,888)	$(3,029)	$(4,859)	$(7,888)

Note 18 — Storm Restoration
During April and May 2024, Cleco Power’s service territory sustained damage in multiple severe weather events. Total storm restoration costs related to these events were approximately $14.2 million.
On September 11, 2024, Hurricane Francine made landfall in southeast Louisiana as a Category 2 storm, causing power outages for approximately 37,000 of Cleco Power’s electric customers. By September 14, 2024, power was restored to all affected customers. Cleco Power’s total storm restoration costs related to this weather event is estimated to be between $18.0 million and $20.0 million.
On October 8, 2024, Cleco Power made a filing with the LPSC seeking approval to withdraw storm restoration costs associated with the April 2024 storm, as well as costs associated with other storm events that occurred since December 2022, from the storm reserve. This request is currently under review by the LPSC. Management is assessing the accumulated restoration costs for Hurricane Francine as well as other storms that occurred in 2024 and anticipates filing an additional application seeking approval for withdrawal of these costs from the restricted storm reserve in 2025. For more information on the storm reserve, see Note 5 — “Regulatory Assets and Liabilities — Storm Reserves.”

Note 19 — Property, Plant, and Equipment
In April 2022, Cleco Power announced Project Diamond Vault, a proposed project with the goal of reducing up to 95% of carbon dioxide emissions from Madison Unit 3 through various possible carbon capture and sequestration technologies.
Development efforts using an amine-based carbon capture technology began in 2022, and a $9.0 million congressional appropriation was secured to help offset the costs associated with a related Feasibility study, a Pre-FEED study, and a FEED study. Both the related Feasibility study and the Pre-FEED study have been completed. The FEED study, which focused on the use of this amine-based carbon capture technology began in April 2024. Due to increases in the estimated investment required as well as the current economic and financing environment, Cleco Power’s management decided to discontinue the current FEED study and transition to evaluate other potential carbon capture and sequestration technologies or alternatives to decarbonize Madison Unit 3, including fuel switching technology. As of September 30, 2024, Cleco Power has incurred a total of $18.2 million related to Project Diamond Vault, of which Cleco Power has received $5.9 million from a congressional appropriation and expects to receive an additional $1.0 million to offset these costs. As of June 30, 2024, Cleco Power expensed $10.8 million of

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
previously deferred project costs due to the uncertainty of recoverability. Given that the unique nature of these project costs did not relate to Cleco’s core operations, these costs were removed from Construction work in progress on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets and expensed to Other expense, net on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. As of September 30, 2024, Cleco Power incurred an additional $0.5 million of project costs and expensed these costs to Other expense, net on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income.

Note 20 — Subsequent Event
In April 2018, Cleco Power entered into an agreement with Savage Inland Marine for continued use of 42 barges to transport solid fuel to Madison Unit 3 through March 2033. As of September 30, 2024, there were 41 remaining barges. On October 15, 2024, pursuant to a provision for early termination in accordance with the terms of the agreement, Cleco Power notified Savage Inland Marine that Cleco Power will be terminating the lease agreement of the remaining 41 barges effective April 15, 2025. This termination is not expected to result in a material impact to Cleco Power’s results of operations, financial conditions, or cash flows. For more information on the agreement, see Part II, Item 8, “Financial Statements and Supplementary Data — Note 4 — Leases — Finance Lease” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
The following discussion and analysis should be read in combination with the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and Cleco’s and Cleco Power’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The information included therein is essential to understanding the following discussion and analysis. Below is information concerning the consolidated results of operations of Cleco for the three and nine months ended September 30, 2024, and 2023.

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
Many factors affect Cleco’s primary business of generating, delivering, and selling electricity. These factors include the ability to increase energy sales while containing costs and the ability to successfully perform in MISO while subject to the related operating challenges and uncertainties. In addition, factors affecting Cleco Power include weather and the presence of a stable regulatory environment, which impacts the ROE and future rate cases, as well as the recovery of costs related to storms, growing energy demand, and volatile fuel prices; the ability to reliably deliver power to its jurisdictional customers; and the ability to comply with increasingly stringent regulatory and environmental standards. Significant events and major initiatives impacting Cleco and Cleco Power are discussed below.
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

Cleco Cajun Divestiture
In March 2023, Cleco Holdings’ management, with the support of its Board of Managers, committed to a plan of action for the disposition of the Cleco Cajun Sale Group. As a result, Cleco Holdings’ management determined that the criteria under GAAP for the Cleco Cajun Sale Group to be classified as held for sale were met, and the sale represents a strategic shift that will have a major effect on Cleco’s future operations and financial results. Therefore, the results of operations and financial position of the Cleco Cajun Sale Group have been presented as discontinued operations since March 31, 2023. On June 1, 2024, the Cleco Cajun Divestiture closed. For more information, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

Dolet Hills
Cleco Power is seeking recovery of stranded and decommissioning costs associated with the retirement of the Dolet Hills Power Station as well as deferred fuel and other costs associated with the closure of the Oxbow mine. On February 2, 2024, the ALJ released a final recommendation indicating a partial disallowance of the recovery of fuel costs and a refund of related costs previously recovered from customers. Management estimated that a loss resulting from a potential disallowance was probable, and as a result, an estimated contingent loss of $58.7 million was accrued in provision for rate refund as of December 31, 2023. Cleco Power recorded an additional loss of $1.3 million as of March

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
31, 2024, as a result of the approval of the uncontested settlement by the LPSC on April 19, 2024.
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
Development efforts using an amine-based carbon capture technology began in 2022, and a $9.0 million congressional appropriation was secured to help offset the costs associated with a related Feasibility study, a Pre-FEED study, and a FEED study. Both the related Feasibility study and the Pre-FEED study have been completed. The FEED study, which focused on the use of this amine-based carbon capture technology began in April 2024. Due to increases in the estimated investment required as well as the current economic and financing environment, Cleco Power’s management decided to discontinue the current FEED study and transition to evaluate other potential carbon capture and sequestration technologies or alternatives to decarbonize Madison Unit 3, including fuel switching technology. As of September 30, 2024, Cleco Power has incurred a total of $18.2 million related to Project Diamond Vault, of which Cleco Power has received $5.9 million from a congressional appropriation and expects to receive an additional $1.0 million to offset these costs. At June 30, 2024, Cleco Power expensed $10.8 million of previously deferred project costs due to the uncertainty of recoverability. Given that the unique nature of these project costs did not relate to Cleco’s core operations, these costs were removed from Construction work in progress on Cleco’s and Cleco Power’s Condensed Consolidated Balance Sheets and expensed to Other expense, net on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income. As of September 30, 2024, Cleco Power incurred an additional $0.5 million of project costs and recorded these costs in Other expense, net on Cleco’s and Cleco Power’s Condensed Consolidated Statements of Income.
Management is considering the most economically viable decarbonization strategy and remains committed to addressing Cleco Power’s carbon output of its solid fuel generating unit and ESG goals to sustainably reduce its GHG emissions.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
For more information on environmental matters that could affect Madison Unit 3 and Cleco Power’s decarbonization initiatives, see “— Results of Operations — Regulatory and Other Matters — Environmental Matters.”

Renewable and Electrification Initiatives
On July 22, 2022, Cleco Power entered into a long-term agreement to purchase, among other things, the output, capacity, and current and future environmental resource credits of a 240-MW solar electric generation facility to be constructed in DeSoto Parish, Louisiana and owned by a third party. In September 2024, the LPSC approved the agreement, including the recovery of $2.1 million of incurred development costs. The LPSC also approved Cleco Power’s recovery of future costs to construct, own, operate, and maintain the transmission line necessary to deliver the energy from the solar generation facility to Cleco Power’s transmission grid. Cleco Power expects to begin receiving output from this facility by 2027. For information about the regulatory asset associated with Cleco Power’s solar development costs, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities — Solar Development Costs.”
Cleco Power is also pursuing electrification initiatives for its customers such as gas compression, e-trucking, green tariffs, residential heating programs, and increasing the supply of light duty electric vehicles and forklifts, among others.
Cleco Power is seeking available funds from the U.S. government for funding of these electrification initiatives. Cleco Power cannot predict the likelihood that any funding from the U.S. government ultimately will be approved.

DSMART Project
The DSMART project includes modernization of Cleco Power’s distribution system by replacing or upgrading distribution line equipment to utilize new and emerging technologies to facilitate automatic fault isolation, service restoration, and fault location. The project is expected to provide savings through a reduction in outage restoration time and improve operational efficiencies and time to locate faults. The project is also expected to improve safety and reliability of Cleco Power’s distribution assets by minimizing outage patrols and improving situational awareness in the distribution operations center. The total estimated project cost is $90.2 million. The project implementation will be completed in phases, and management expects the total project will be completed by the end of 2028. Cleco Power is currently in the second phase of the project. As of September 30, 2024, Cleco Power had spent $64.1 million on the project.

Grid Resiliency and Hardening
In 2023, the LPSC Staff proposed a final rule for LPSC consideration and adoption setting guidelines and requirements for utilities to develop grid resilience plans in an effort to enhance the state of Louisiana’s collective ability to withstand, adapt to, and recover from risks posed to the electric system. Management is unable to determine the outcome and timing of approval of this proposed rule.
Cleco Power is actively participating in programs to enhance its grid resilience against growing threats of extreme weather and climate change. Cleco Power has identified another possible course of action to improve the resilience of its electric system. This may include potential hardening projects aimed at reinforcing or replacing critical infrastructure on Cleco Power’s transmission and distribution systems with materials that can better withstand extreme weather events, avoid or mitigate customer outages from such events, and facilitate faster restoration after such events. Cleco Power anticipates filing an application with the LPSC by the end of 2024 for approval of a proposed grid resilience plan.

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
On March 31, 2024, a contract with a significant wholesale customer expired and was not renewed with Cleco Power. The absence of this agreement affected jurisdictional retail rates that were reviewed by the LPSC in conjunction with Cleco Power’s most recent rate case. The LPSC approved Cleco Power’s new rate plan effective July 1, 2024.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2024, and 2023

Cleco
	FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue, net	$340,135	$393,846	$(53,711)	(13.6)%
Operating expenses	224,166	299,961	75,795	25.3%
Operating income	115,969	93,885	22,084	23.5%
Interest income	6,366	1,283	5,083	396.2%
Allowance for equity funds used during construction	977	1,617	(640)	(39.6)%
Other income (expense), net	1,331	(2,404)	3,735	155.4%
Interest charges	37,436	42,034	4,598	10.9%
Federal and state income tax benefit	(6,643)	(246,494)	(239,851)	(97.3)%
Income from continuing operations, net of income taxes	93,850	298,841	(204,991)	(68.6)%
Income (loss) from discontinued operations, net of income taxes	742	(142,729)	143,471	100.5%
Net income	$94,592	$156,112	$(61,520)	(39.4)%

The decrease in Cleco’s results of operations is primarily attributable to the following:

•changes in federal and state income taxes. For more information on Cleco’s effective income tax rates on continuing operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”
•activity of its reportable segment, Cleco Power. For detailed discussions of those impacts, see “— Cleco Power.”

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
These decreases were partially offset by:

•the effects of the presentation of the Cleco Cajun Sale Group as discontinued operations. For information on discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

Cleco Power
		FOR THE THREE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue
Base	$226,990	$218,566	$8,424	3.9%
Fuel cost and purchased power recovery	85,593	145,595	(60,002)	(41.2)%
Electric customer credits	(1,046)	24	(1,070)	*
Other operations	24,433	31,984	(7,551)	(23.6)%
Affiliate revenue	1,397	1,645	(248)	(15.1)%
Operating revenue, net	337,367	397,814	(60,447)	(15.2)%
Operating expenses
Recoverable fuel and purchased power	85,706	145,664	59,958	41.2%
Non-recoverable fuel and purchased power	12,169	16,314	4,145	25.4%
Other operations and maintenance	60,387	59,452	(935)	(1.6)%
Depreciation and amortization	48,213	48,012	(201)	(0.4)%
Taxes other than income taxes	14,590	15,818	1,228	7.8%
Total operating expenses	221,065	285,260	64,195	22.5%
Operating income	116,302	112,554	3,748	3.3%
Interest income	1,065	1,215	(150)	(12.3)%
Allowance for equity funds used during construction	977	1,617	(640)	(39.6)%
Other expense, net	(262)	(103)	(159)	(154.4)%
Interest charges	25,014	24,921	(93)	(0.4)%
Federal and state income tax expense (benefit)	9,396	(552)	(9,948)	*
Net income	$83,672	$90,914	$(7,242)	(8.0)%
* Not meaningful

The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(MILLION kWh)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	1,169	1,329	(12.0)%
Commercial	797	849	(6.1)%
Industrial	598	582	2.7%
Other retail	33	33	—%
Total retail	2,597	2,793	(7.0)%
Sales for resale	139	973	(85.7)%
Total retail and wholesale customer sales	2,736	3,766	(27.3)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$123,278	$119,697	3.0%
Commercial	66,220	55,697	18.9%
Industrial	32,100	25,908	23.9%
Other retail	3,758	2,983	26.0%
Total retail	225,356	204,285	10.3%
Sales for resale	1,634	14,281	(88.6)%
Total base revenue	$226,990	$218,566	3.9%

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

	FOR THE THREE MONTHS ENDED SEPT. 30,
				2024 CHANGE
	2024	2023	NORMAL	PRIOR YEAR	NORMAL
Cooling degree-days	1,649	2,023	1,564	(18.5)%	5.4%

Base
Base revenue increased $8.4 million primarily due to $31.0 million of higher rates largely resulting from the implementation of Cleco Power’s new retail rate plan. Also contributing to the increase was $5.8 million of lower excess ADIT. These increases were partially offset by $17.3 million of lower usage from milder summer weather and $12.7 million of lower wholesale revenue primarily due to the expiration of a wholesale contract in March 2024.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 95%

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
of Cleco Power’s total fuel cost during the third quarter of 2024 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the three months ended September 30, 2024, were impacted primarily by lower natural gas costs as compared to the three months ended September 30, 2023. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Other Operations Revenue
Other operations decreased $7.6 million primarily due to lower transmission revenue resulting from the expiration of a wholesale contract in March 2024.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $4.1 million primarily due to lower transmission costs resulting from the expiration of a wholesale contract in March 2024.

Income Taxes
For more information on Cleco Power’s effective income tax rates, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 10 — Income Taxes — Effective Tax Rates.”

Comparison of the Nine Months Ended September 30, 2024, and 2023

Cleco
	FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue, net	$869,162	$999,222	$(130,060)	(13.0)%
Operating expenses	705,301	893,956	188,655	21.1%
Operating income	163,861	105,266	58,595	55.7%
Interest income	10,427	3,223	7,204	223.5%
Allowance for equity funds used during construction	1,758	4,423	(2,665)	(60.3)%
Equity income from investee before income tax	672	—	672	100.0%
Other expense, net	(9,290)	(2,656)	(6,634)	(249.8)%
Interest charges	119,120	122,289	3,169	2.6%
Federal and state income tax benefit	(4,928)	(121,160)	(116,232)	(95.9)%
Income from continuing operations, net of income taxes	53,236	109,127	(55,891)	(51.2)%
Income (loss) from discontinued operations, net of income taxes	45,415	(9,707)	55,122	567.9%
Net income	$98,651	$99,420	$(769)	(0.8)%

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

These decreases were partially offset by:

•lower losses on gas-related derivative contracts at Cleco Cajun of $84.1 million which are included in continuing operations.
•the effects of the presentation of the Cleco Cajun Sale Group as discontinued operations. For information on discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

Cleco Power
		FOR THE NINE MONTHS ENDED SEPT. 30,
			FAVORABLE/(UNFAVORABLE)
(THOUSANDS)	2024	2023	VARIANCE	CHANGE
Operating revenue
Base	$546,335	$532,878	$13,457	2.5%
Fuel cost and purchased power recovery	249,398	390,807	(141,409)	(36.2)%
Electric customer credits	(3,441)	(1,362)	(2,079)	(152.6)%
Other operations	74,032	84,028	(9,996)	(11.9)%
Affiliate revenue	11,788	4,967	6,821	137.3%
Operating revenue, net	878,112	1,011,318	(133,206)	(13.2)%
Operating expenses
Recoverable fuel and purchased power	249,549	390,843	141,294	36.2%
Non-recoverable fuel and purchased power	25,781	33,829	8,048	23.8%
Other operations and maintenance	176,817	170,827	(5,990)	(3.5)%
Depreciation and amortization	188,970	142,467	(46,503)	(32.6)%
Taxes other than income taxes	43,711	46,155	2,444	5.3%
Total operating expenses	684,828	784,121	99,293	12.7%
Operating income	193,284	227,197	(33,913)	(14.9)%
Interest income	3,257	2,979	278	9.3%
Allowance for equity funds used during construction	1,758	4,423	(2,665)	(60.3)%
Equity income from investee before income tax	672	—	672	100.0%
Other (expense) income, net	(11,039)	198	(11,237)	*
Interest charges	73,614	73,442	(172)	(0.2)%
Federal and state income tax expense	10,508	4,185	(6,323)	(151.1)%
Net income	$103,810	$157,170	$(53,360)	(34.0)%
* Not meaningful

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
The following table shows the components of Cleco Power’s retail and wholesale customer sales related to base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(Million kWh)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	2,908	3,003	(3.2)%
Commercial	2,082	2,118	(1.7)%
Industrial	1,680	1,661	1.1%
Other retail	94	95	(1.1)%
Total retail	6,764	6,877	(1.6)%
Sales for resale	859	2,372	(63.8)%
Total retail and wholesale customer sales	7,623	9,249	(17.6)%

The following table shows the components of Cleco Power’s base revenue:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	FAVORABLE/ (UNFAVORABLE)
Electric sales
Residential	$272,255	$259,806	4.8%
Commercial	167,403	151,242	10.7%
Industrial	78,223	68,620	14.0%
Other retail	9,394	8,970	4.7%
Total retail	527,275	488,638	7.9%
Sales for resale	19,060	44,240	(56.9)%
Total base revenue	$546,335	$532,878	2.5%

The following chart shows how cooling and heating degree-days varied from normal conditions and from the prior period. Cleco Power uses weather data provided by the National Oceanic and Atmospheric Administration to determine degree-days.

			FOR THE NINE MONTHS ENDED SEPT. 30,
				2024 CHANGE
	2024	2023	NORMAL	PRIOR YEAR	NORMAL
Heating degree-days	789	542	889	45.6%	(11.2)%
Cooling degree-days	2,928	3,404	2,647	(14.0)%	10.6%

Base
Base revenue increased $13.5 million primarily due to $38.5 million of higher rates largely resulting from the implementation of Cleco Power’s new retail rate plan. Also contributing to the increase was $5.6 million of lower excess ADIT and $5.4 million of higher demand charges from new industrial customers in the third quarter of 2023. These increases were partially offset by $25.2 million of lower wholesale revenue largely due to the expiration of a wholesale contract in March 2024 and $11.1 million of lower usage from milder summer weather.
For information on the effects of future energy sales on the results of operations, financial condition, or cash flows of Cleco Power, see Part I, Item 1A, “Risk Factors — Operational Risks — Future Electricity Sales” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Fuel Cost and Purchased Power Recovery/Recoverable Fuel and Purchased Power
Changes in fuel costs historically have not significantly affected Cleco Power’s net income. Generally, fuel and purchased power expenses are recovered through the LPSC-established FAC, which enables Cleco Power to pass on to its customers substantially all such expenses. Approximately 86% of Cleco Power’s total fuel cost during the first nine months of 2024 was regulated by the LPSC. Recovery of FAC costs is subject to periodic fuel audits by the LPSC which may result in a refund to customers. Generally, fuel and purchased power expenses are impacted by customer usage, the per unit cost of fuel used for electric generation, and the dispatch of Cleco Power’s generating facilities by MISO. Cleco Power’s incremental recoverable fuel and purchased power expenses for the nine months ended September 30, 2024, were impacted primarily by lower natural gas costs as compared to the nine months ended September 30, 2023. For more information on Cleco Power’s most current fuel audits, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — Litigation — LPSC Audits and Reviews — Fuel Audits.”

Other Operations Revenue
Other operations revenue decreased $10.0 million primarily due to lower transmission revenue resulting from the expiration of a wholesale contract in March 2024.

Affiliate Revenue
Affiliate revenue increased $6.8 million primarily due to higher internal software services provided in accordance with service agreements.

Non-Recoverable Fuel and Purchased Power
Non-recoverable fuel and purchased power decreased $8.0 million primarily due to lower transmission costs resulting from the expiration of a wholesale contract in March 2024.

Other Operations and Maintenance Expense
Other operations and maintenance expense increased $6.0 million primarily due to $4.5 million of higher employee-related expenses largely resulting from the transfer of employees from Support Group and Cleco Cajun to Cleco Power and $1.9 million of higher outside service costs primarily related to information technology support and legal fees. These increases were partially offset by $0.9 million of lower maintenance costs.

Depreciation and Amortization
Depreciation and amortization increased $46.5 million primarily due to $40.0 million for a reduction in the regulatory asset associated with the Dolet Hills Power Station as a result of the settlement of the Dolet Hills prudency review and $5.3 million for changes in estimated useful lives of internal software. For more information on the reduction in the regulatory asset associated with the Dolet Hills Power Station and the settlement of the Dolet Hills prudency review, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 5 — Regulatory Assets and Liabilities” — “Deferred Lignite and Mine Closure Costs and Dolet Hills Power Station Closure Costs” and — “Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
about Guarantees — Litigation — LPSC Audits and Reviews — Dolet Hills Prudency Review.”

Other Expense, Net
Other expense, net increased $11.2 million primarily due to expenses relating to Project Diamond Vault. For more information, see “— Overview — Decarbonization Initiatives.”

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
The following table sets forth a reconciliation of net income, the nearest comparable GAAP financial performance measure, to EBITDA for the Cleco Power reportable segment for the three and nine months ended September 30, 2024, and 2023:

	FOR THE THREE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Net income	$83,672	$90,914
Add: Depreciation and amortization	48,213	48,012
Less: Interest income	1,065	1,215
Add: Interest charges	25,014	24,921
Add: Federal and state income tax expense (benefit)	9,396	(552)
EBITDA	$165,230	$162,080

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023
Net income	$103,810	$157,170
Add: Depreciation and amortization	188,970	142,467
Less: Interest income	3,257	2,979
Add: Interest charges	73,614	73,442
Add: Federal and state income tax expense	10,508	4,185
EBITDA	$373,645	$374,285

FINANCIAL CONDITION

Liquidity and Capital Resources
General Considerations and Credit-Related Risks

Credit Ratings and Counterparties
Financing for operational needs and capital expenditure requirements not satisfied by operating cash flows depends upon the cost and availability of external funds through both short- and long-term financing. The inability to raise capital on favorable terms could negatively affect Cleco’s ability to maintain or expand its businesses. Access to funds is dependent upon factors such as general economic and capital market conditions, regulatory authorizations and policies, Cleco Holdings’ and Cleco Power’s credit ratings, cash flows from routine operations, and credit ratings of project counterparties. After assessing the current operating performance, liquidity, and credit ratings of Cleco Holdings and Cleco Power, management believes that Cleco will have access to the capital markets at prevailing market rates for companies with comparable credit ratings. The following table presents the credit ratings of Cleco Holdings and Cleco Power at September 30, 2024:

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
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

Working Capital and Debt

Cleco
At September 30, 2024, Cleco had no outstanding borrowings under its aggregate $475.0 million revolving credit facilities. At December 31, 2023, Cleco had $110.0 million of short-term debt for outstanding borrowings under its revolving credit facilities. For more information on Cleco’s revolving credit facilities, see “— Credit Facilities.”
At September 30, 2024, Cleco’s long-term debt and finance leases outstanding, excluding fair value adjustments resulting from the 2016 merger, was $3.06 billion, of which $240.9 million was due within one year. The long-term debt due within one year at September 30, 2024, primarily represents Cleco Power’s $125.0 million bank term loan due in May 2025; $50.0 million of Cleco Power’s senior notes due in December 2024; $50.0 million of Cleco Power’s GO-Zone bonds with a mandatory tender in April 2025; and $15.1 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2025.
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
At September 30, 2024, cash and cash equivalents available of $248.9 million combined with $475.0 million of available revolving credit facility capacity ($175.0 million from Cleco Holdings and $300.0 million from Cleco Power) provided total liquidity of $723.9 million.
At September 30, 2024, and December 31, 2023, Cleco had a working capital surplus of $417.1 million and a deficit of $17.5 million, respectively. The $434.6 million increase in working capital is primarily due to:

•a $255.2 million increase in regulatory assets primarily due to the reclassification of the Dolet Hills and mine-related regulatory assets to short-term as a result of Cleco Power expecting the securitization of those amounts to be completed by the end of March 2025,
•a $126.3 million increase in cash and cash equivalents,
•a $110.0 million decrease in short-term debt due to payments on Cleco Holdings’ revolving credit facility,
•a $38.4 million decrease in provision for rate refund primarily due to the reclassification of the long-term portion of refunds to be made to Cleco Power’s retail customers and the third quarter 2024 refund issued to Cleco Power’s retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review,”
•a $19.4 million increase in fuel inventory primarily due to higher coal volume with higher transportation costs driven by lower usage from a decrease in market gas prices, partially offset by lower petroleum coke volume at a lower price per ton,
•a $15.9 million decrease in long-term debt and finance leases due within one year primarily due to the repayment of Cleco Holdings’ $66.7 million term loan, partially offset by the reclassification of Cleco Power’s $50.0 million GO-Zone bonds with a mandatory tender in April 2025,
•a $15.0 million decrease in energy risk management liabilities primarily due to lower mark-to-market losses on gas related derivative contracts as a result of the liquidation of

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
Cleco Cajun’s natural gas derivative contracts following the Cleco Cajun Divestiture,
•a $14.7 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $14.2 million decrease in regulatory liabilities primarily due to the amortization of the TCJA regulatory liability,
•a $13.1 million decrease in postretirement benefit obligations primarily due to pension plan contributions made in 2024,
•a $10.3 million increase in affiliate accounts receivable due to estimated income taxes paid by Cleco Holdings on behalf of Cleco Group, and
•a $9.9 million increase in other current assets primarily due to the accrual of short-term and long-term incentive compensation.

These increases in working capital were partially offset by:

•a $120.5 million decrease in the net assets and liabilities held for sale as a result of the closing of the Cleco Cajun Divestiture. For more information about assets and liabilities held for sale, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements —Note 3 — Discontinued Operations”,
•a $64.4 million increase in taxes payable primarily due to higher provision for federal income taxes and accruals for property taxes,
•a $17.6 million increase in interest accrued primarily due to the timing of interest payments on long-term debt, and
•a $9.3 million increase in affiliate accounts payable primarily due to an increase in the amounts payable to Cleco Group for income taxes.

Cleco Holdings
At September 30, 2024, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At December 31, 2023, Cleco Holdings had $110.0 million of short-term debt for outstanding borrowings under its $175.0 million revolving credit facility. For more information on Cleco Holdings’ revolving credit facility, see “— Credit Facilities.”
On April 26, 2024, Cleco Holdings repaid its $66.7 million term loan that was due on May 21, 2024. In addition, on June 4, 2024, Cleco Holdings redeemed its $165.0 million floating rate senior notes due on May 1, 2025.
On September 20, 2024, Cleco Holdings’ individual $10.0 million uncommitted line of credit expired. Previously, this line of credit was being renewed on an annual basis. For more information on Cleco’s uncommitted line of credit, see “— Credit Facilities.”
At September 30, 2024, Cleco Holdings’ long-term debt outstanding, excluding fair value adjustments, was $1.18 billion, of which none was due within one year.
At September 30, 2024, cash and cash equivalents available at Cleco Holdings of $185.3 million combined with $175.0 million of available revolving credit facility capacity provided a total liquidity of $360.3 million.
Cleco Power
At September 30, 2024, and December 31, 2023, Cleco Power had no outstanding borrowings of short-term debt under its $300.0 million revolving credit facility. For more information on Cleco Power’s revolving credit facility, see “— Credit Facilities.”
On September 20, 2024, Cleco Power’s individual $10.0 million uncommitted line of credit expired. Previously, this line of credit was being renewed on an annual basis. For more information on Cleco’s uncommitted line of credit, see “— Credit Facilities.”
At September 30, 2024, Cleco Power’s long-term debt and finance leases outstanding was $1.87 billion, of which $240.9 million was due within one year. The long-term debt due within one year at September 30, 2024, primarily represents the $125.0 million bank term loan due in May 2025; $50.0 million of GO-Zone bonds with a mandatory tender in April 2025; $50.0 million of senior notes due in December 2024; and $15.1 million of Cleco Securitization I storm recovery bond principal payments scheduled to be paid in 2025.
On May 17, 2024, Cleco Power entered into a $125.0 million bank term loan. This term loan replaces Cleco Power’s existing term loan credit agreement. The term loan has an interest rate of SOFR plus 1.35% or ABR plus 0.25% and a maturity date of May 17, 2025.
At September 30, 2024, cash and cash equivalents available of $49.6 million combined with $300.0 million of available revolving credit facility capacity provided a total liquidity of $349.6 million.
At September 30, 2024, and December 31, 2023, Cleco Power had a working capital surplus of $197.6 million and a working capital deficit of $66.2 million, respectively. The $263.8 million increase in working capital is primarily due to:

•a $255.2 million increase in regulatory assets primarily due to the reclassification of the Dolet Hills and mine-related regulatory assets to short-term as a result of Cleco Power expecting the securitization of those amounts to be completed by the end of March 2025,
•a $38.4 million decrease in provision for rate refund primarily due to the reclassification of the long-term portion of refunds to be made to Cleco Power’s retail customers and the third quarter 2024 refund issued to Cleco Power’s retail customers resulting from the settlement of the Dolet Hills prudency review. For more information about the settlement, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 14 — Litigation, Other Commitments and Contingencies, and Disclosures about Guarantees — LPSC Audits and Reviews — Dolet Hills Prudency Review,”
•a $19.4 million increase in fuel inventory primarily due to higher coal volume with higher transportation costs driven by lower usage from a decrease in market gas prices, partially offset by lower petroleum coke volume at a lower price per ton,
•a $14.7 million increase in materials and supplies inventory primarily due to higher purchases of transmission and distribution inventory in order to support future needs and mitigate future supply chain uncertainty,
•a $14.3 million decrease in energy risk management liabilities primarily due to lower mark-to-market losses on gas-related derivative contracts,
•a $14.2 million decrease in regulatory liabilities primarily due to the amortization of the TCJA regulatory liability, and
•a $13.1 million decrease in postretirement benefit obligations primarily due to pension plan contributions made in 2024.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
These increases in working capital were partially offset by:

•a $50.6 million increase of long-term debt and finance leases due within one year primarily due to the reclassification of $50.0 million GO-Zone bonds with a mandatory tender in April 2025,
•a $24.6 million increase in taxes payable primarily due to higher provision for federal income taxes and accruals for property taxes,
•a $16.4 million increase in affiliate accounts payable primarily due to an increase in the amounts payable to Cleco Holdings for income taxes,
•a $13.4 million increase in accounts payable primarily due to an increase in storm accruals related to the restoration efforts for Hurricane Francine, partially offset by lower accruals for fuel, and
•a $12.0 million increase in interest accrued primarily due to the timing of interest payments on long-term debt.

Credit Facilities
At September 30, 2024, Cleco had two separate revolving credit facilities, one for Cleco Holdings in the amount of $175.0 million and one for Cleco Power in the amount of $300.0 million. There were no outstanding borrowings on the revolving credit facilities. These revolving credit facilities were entered into on May 17, 2024, and replaced the existing agreements. The total of all revolving credit facilities maintains a maximum aggregate capacity of $475.0 million.
Cleco Holdings and Cleco Power each elected not to renew its individual $10.0 million uncommitted lines of credit that were used to support working capital needs. The individual uncommitted lines of credit allowed up to $10.0 million in short-term borrowings, but no more than $10.0 million in the aggregate. These lines of credit were previously being renewed on an annual basis; however, on September 20, 2024, these lines of credit expired.
Cleco Holdings’ revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Holdings’ revolving credit facility, Cleco is required to maintain total indebtedness, not including securitization indebtedness, less than or equal to 65% of total capitalization. At September 30, 2024, Cleco Holdings was in compliance with the covenants of its revolving credit facility. At September 30, 2024, the borrowing costs under Cleco Holdings’ revolving credit agreement are currently equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% on the unused portion of the facility. If Cleco Holdings’ credit ratings were to be downgraded one level by the credit rating agencies, Cleco Holdings may be required to pay incremental interest and commitment fees of 0.125% and 0.05%, respectively, under the pricing levels of its revolving credit facility.
Cleco Power’s revolving credit facility provides funding for working capital and other financing needs. The revolving credit facility includes restrictive financial covenants and matures in May 2029. Under covenants contained in Cleco Power’s revolving credit facility, Cleco Power is required to maintain total indebtedness less than or equal to 65% of total capitalization. At September 30, 2024, Cleco Power was in compliance with the covenants of its revolving credit facility. At September 30, 2024, the borrowing costs under Cleco Power’s revolving credit agreement are currently equal to SOFR plus
1.35% or ABR plus 0.25%, plus commitment fees of 0.15% on the unused portion of the facility. If Cleco Power’s credit ratings were to be downgraded one level by the credit rating agencies, Cleco Power may be required to pay incremental interest and commitment fees of 0.125% and 0.025%, respectively, under the pricing levels of its revolving credit facility.
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

Debt and Distribution Limitations
The 2016 Merger Commitments include provisions for limiting the amount of distributions that can be made from Cleco Holdings to Cleco Group, depending on Cleco Holdings’ debt to EBITDA ratio and its corporate credit ratings. Cleco Holdings may not make any distribution unless, after giving effect to such distribution, Cleco Holdings’ debt to EBITDA ratio is equal to or less than 6.50 to 1.00 and Cleco Holdings’ corporate credit rating is investment grade with one or more of the three credit rating agencies. At September 30, 2024, Cleco Holdings was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. Additionally, in accordance with the 2016 Merger Commitments, Cleco Power is subject to certain provisions limiting the amount of distributions that may be paid to Cleco Holdings, depending on Cleco Power’s common equity ratio and its corporate credit ratings. Cleco Power may not make any distribution unless, after giving effect to such distribution, Cleco Power’s common equity ratio would not be less than 48% and Cleco Power’s corporate credit rating is investment grade with two of the three credit rating agencies. At September 30, 2024, Cleco Power was in compliance with the provisions of the 2016 Merger Commitments that would restrict the amount of distributions available. The 2016 Merger Commitments also prohibit Cleco from incurring additional long-term debt, excluding non-recourse debt, unless certain financial ratios are achieved. For more information on the 2016 Merger Commitments, see Part I, Item 1A, “Risk Factors — Structural Risks — Holding Company” and “— Regulatory Risks — Regulatory Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Cleco - Cash Flows
Cleco’s operating, investing, and financing cash flows include both continuing and discontinued operations. For information on the cash flows from discontinued operations, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial Statements — Note 3 — Discontinued Operations.”

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
Cleco’s net cash activities are as follows for the nine months ended September 30, 2024, and 2023:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	VARIANCE
Net cash provided by operating activities	$265,136	$321,173	$(56,037)
Net cash provided by (used in) investing activities	$293,291	$(163,682)	$456,973
Net cash (used in) provided by financing activities	$(439,911)	$(44,690)	$(395,221)

Cleco - Net Operating Cash Flows
Net cash provided by operating activities decreased $56.1 million, which includes net cash used related to discontinued operations of $3.7 million, primarily due to:

•$38.8 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate at Cleco Power,
•$25.8 million of higher minimum required contributions made for the pension plan at Cleco Power,
•$14.6 million of higher payments for non-capital severe weather events,
•the absence of $6.5 million of cash collateral remitted to counterparties for Cleco Cajun’s natural gas derivatives, and
•$4.7 million of higher payments for fuel inventory primarily due to lower volume of purchases for petroleum coke at Cleco Power.

These decreases were partially offset by:

•$17.5 million of lower payments for fuel inventory primarily due to lower volume of purchases of coal at Cleco Cajun,
•$9.6 million of lower interest paid on debt, and
•$8.6 million of lower prepayments largely due to the timing of property insurance payments and lower deposits on prepaid inventory.

Cleco - Net Investing Cash Flows
Net cash provided by investing activities increased $456.9 million, which includes net cash used by discontinued operations of $0.4 million, primarily due to $463.8 million of net proceeds from the Cleco Cajun Divestiture.

Cleco - Net Financing Cash Flows
Net cash used in financing activities increased $395.2 million primarily due to:

•$236.6 million of higher repayments on long-term debt,
•$85.0 million of lower draws on revolving credit facilities,
•$52.5 million of higher distributions to Cleco Group, and
•$21.0 million of higher payments on revolving credit facilities.

Cleco Power - Cash Flows
Cleco Power’s net cash activities are as follows for the nine months ended September 30, 2024, and 2023:

	FOR THE NINE MONTHS ENDED SEPT. 30,
(THOUSANDS)	2024	2023	VARIANCE
Net cash provided by operating activities	$248,855	$341,933	$(93,078)
Net cash used in investing activities	$(166,493)	$(157,976)	$(8,517)
Net cash used in financing activities	$(85,706)	$(105,289)	$19,583
Cleco Power - Net Operating Cash Flows
Net cash provided by operating activities decreased $93.1 million primarily due to:

•$38.8 million of lower recoveries of fuel and purchased power costs primarily due to the timing of collections at a lower fuel rate,
•$25.8 million of higher minimum required contributions made for the pension plan,
•$14.6 million of higher payments for non-capital severe weather events,
•$11.0 million of higher payments for natural gas derivatives,
•$5.4 million of lower collections from joint owners primarily due to the timing of receipts for their portions of generating station expenses, and
•$4.7 million of higher payments for fuel inventory primarily due to lower volume of purchases for petroleum coke.

These decreases were partially offset by:
•$5.8 million of lower payments for affiliate settlements and
•$3.8 million of lower payments for purchased power from MISO.

Cleco Power - Net Investing Cash Flows
Net cash used in investing activities increased $8.5 million, primarily due to higher additions to property, plant, and equipment, net of AFUDC.

Cleco Power - Net Financing Cash Flows
Net cash used in financing activities decreased $19.6 million primarily due to $70.0 million of lower payments on revolving credit facilities.

This decrease was partially offset by:
•$25.0 million of lower draws on revolving credit facilities,
•$20.0 million of higher distributions to Cleco Holdings, and
•$4.9 million of higher repayments on long-term debt.

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
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
On May 9, 2024, the EPA issued a final rule under the Section 111 GHG Rule. The rule rescinds the ACE regulation, and sets carbon dioxide standards for existing coal-fired units, existing natural-gas fired boilers, and new combustion turbines. For the existing units, the state will be required to submit an implementation plan to the EPA by May 11, 2026. The final rule requires significant reductions in CO2 emissions for existing EGUs. Cleco is currently working to complete its review of the final regulation. Cleco’s compliance with this final rule could have a material impact on the results of operations, financial condition, or cash flows of the Registrants.
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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
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
Management is unable to predict the final outcome of any future audits or whether any findings will have a material adverse effect on the results of operations, financial condition, or cash flows of the Registrants. For a discussion of risks associated with FERC’s regulation of Cleco Power’s transmission system, see Part I, Item 1A, “Risk Factors — Regulatory Risks — Reliability and CIP Standards Compliance” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Service Quality Plan (SQP)
In October 2015, the LPSC proposed an SQP containing 21 requirements for Cleco Power. The SQP has provisions relating to employee headcount, customer service, reliability, vegetation management, and reporting. In April 2016, the SQP was approved by the LPSC. The SQP expired in December 2020; however, Cleco continued to maintain its compliance with the SQP. On March 28, 2024, Cleco Power filed its annual SQP monitoring report for 2023 based on the expired reporting requirements.
A request to renew the conditions of the expired SQP was included in Cleco Power’s application for its most recent rate case, which was approved by the LPSC on June 19, 2024. As a result, all parties are required to engage and present an amended and extended SQP, including an implementation plan and timeline, 90 days from the issuance of the LPSC order approving the settlement of the rate case, which was on July 17, 2024. On October 15, 2024, Cleco Power filed a proposed amended and extended SQP with the LPSC. Cleco Power is unable to determine the outcome and timing of this process.

Franchises
Two parish franchise agreements remain expired, and Cleco Power is continuing to make efforts in 2024 to renew these contracts. There is no financial impact to Cleco’s business as a result of the expired franchise agreements. For information on franchises, see Part I, Item 1, “Business — Regulatory Matters, Industry Developments, and Franchises — Franchises” in the Registrants’ Combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK OVERVIEW
Cleco is exposed to counterparty credit risk, liquidity risk, interest rate risk, and commodity price risk. Cleco has implemented a governance framework, inclusive of risk policies and procedures to help manage these and other risks.

Counterparty Credit Risk
Cleco is exposed to counterparty credit risk when a counterparty fails to meet their financial obligations which causes Cleco to incur replacement cost losses. Cleco may be exposed when it enters certain transactions such as commodity derivative or physical commodity transactions directly with market participants and contracts with retail electric customers that require Cleco to construct grid facilities for the purpose of serving those customers. Cleco enters into long-form contract and master agreements with counterparties that govern the risk of counterparty credit default and allow for collateralization above prenegotiated thresholds to help mitigate potential losses. Alternatively, Cleco may be required to provide credit support with respect to bilateral transactions and contracts that Cleco has entered into or may enter into in the future. The amount of credit support required may change based on margining formulas, changes in credit agency ratings or liquidity ratios.
Cleco monitors and manages its credit risk exposure through credit risk management policies and procedures that require retail customer and counterparty credit quality review and monitoring, establishment of credit and default terms in bilateral contracts and master agreements, monitoring changing credit exposure as compared to fair value, and collateralization and other methods of counterparty credit assurance.
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
At September 30, 2024, Cleco Holdings had no short-term debt outstanding under its $175.0 million revolving credit facility. At September 30, 2024, the borrowing costs under Cleco Holdings’ revolving credit facility were equal to SOFR plus 1.725% or ABR plus 0.625%, plus commitment fees of 0.275% paid on the unused portion of the facility.
At September 30, 2024, Cleco Power had no short-term debt outstanding under its $300.0 million revolving credit facility. The borrowing costs under Cleco Power’s $300.0 million revolving credit facility are equal to SOFR plus 1.35% or ABR plus 0.25%, plus commitment fees of 0.15% paid on the unused portion of the facility.
At September 30, 2024, Cleco Power had a $125.0 million long-term variable rate bank term loan outstanding, at an interest rate of SOFR plus 1.35% or ABR plus 0.25%, for an all-in interest rate of 6.20%. Each 1% increase in the interest rate applicable to Cleco Power’s long-term variable rate debt would result in a decrease in Cleco Power’s pretax earnings of $1.3 million on an annualized basis. The weighted average rate for the outstanding term loan debt at Cleco Power for the nine months ended September 30, 2024, was 6.68%.
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

Commodity Price Risk
Cleco Power’s financial performance can be adversely impacted by the volatility in future fuel and power prices, which may impact customer costs passed through Cleco Power’s FAC; therefore, Cleco Power has implemented a natural gas hedging program to mitigate the volatility of customer costs. The program includes transacting in financially settled swaps, physical fixed price supply agreements, and financially settled options contracts. Cleco Power executes this program within a risk management framework inclusive of risk management policies, procedures, and guidelines, set forth by its Board of Managers and management. Cleco Power may be exposed to transmission congestion price risk as a result of physical transmission constraints present between MISO locational marginal price nodes when serving customer load. Cleco Power is awarded and/or purchases FTRs in auctions facilitated by MISO. FTRs are accounted for as derivatives not designated as hedging instruments for accounting purposes.
Some of these transactions may qualify for the normal purchase, normal sale (NPNS) exception under derivative accounting guidance. Contracts that do not qualify for NPNS accounting treatment or are not elected for NPNS accounting treatment are marked-to-market and recorded on the balance sheet at their fair value.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q
During the nine months ended September 30, 2024, Cleco Cajun and Cleco Power had natural gas derivative contracts consisting of fixed price physical forwards and financially settled swap and/or options contract transactions. After the closing of the Cleco Cajun Divestiture, all natural gas derivative contracts related to Cleco Cajun were liquidated during June 2024. Cleco monitors the Value at Risk (VaR) of its natural gas derivative contracts requiring derivative accounting treatment. VaR is defined as the maximum expected loss over a given holding period at a given confidence level based on observable market prices and volatilities. Cleco uses a parametric variance-covariance model methodology to estimate VaR using a combination of implied and historical volatilities within a 5-day holding period at a 95% confidence interval. Given Cleco’s reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are no sudden fundamental changes or abnormal shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology’s other limitations.
The following table presents the VaR of natural gas derivative contracts based on these assumptions:

		FOR THE THREE MONTHS ENDED SEPT. 30, 2024			FOR THE NINE MONTHS ENDED SEPT. 30, 2024
(THOUSANDS)	AT SEPT. 30, 2024	HIGH	LOW	AVERAGE	HIGH	LOW	AVERAGE
Cleco	$4,793	$6,720	$3,672	$4,935	$13,864	$3,672	$8,145
Cleco Power	$4,793	$6,720	$3,672	$4,935	$9,066	$2,576	$4,989

For more information on the accounting treatment and fair value of FTRs and other commodity derivatives, see Item 1, “Notes to the Unaudited Condensed Consolidated Financial
Statements — Note 6 — Fair Value Accounting Instruments” and “Note 7 — Derivative Instruments.”

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Cleco Holdings and Cleco Power (individually, “Registrant” and collectively, the “Registrants”) management, including the CEO and CFO, the Registrants have evaluated the effectiveness of their disclosure controls and procedures as of September 30, 2024. Based on the evaluations, the CEO and CFO have concluded that the Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in
SEC rules and forms; and that the Registrants’ disclosure controls and procedures are also effective in ensuring that such information is accumulated and communicated to the Registrants’ management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Registrants’ internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

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

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Cleco Holdings or Cleco Power adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

CLECO
31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO POWER
31.3	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.3	CEO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.4	CFO Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

CLECO
CLECO POWER	2024 3RD QUARTER FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO CORPORATE HOLDINGS LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLECO POWER LLC
(Registrant)

By:	/s/ Tonita Laprarie
Tonita Laprarie
Controller and Chief Accounting Officer

Date: November 6, 2024